Form 10-K
period 2000-01-01
MANAGEMENT NETWORK GROUP INC
filed 2000-03-30
CIK 1094814

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

(MARK ONE)

      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 1, 2000

                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                             COMMISSION FILE NUMBER

                       THE MANAGEMENT NETWORK GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                        48-1129619
        (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NUMBER)

                            7300 COLLEGE BOULEVARD,

                     SUITE 302, OVERLAND PARK, KANSAS 66210
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (913) 345-9315

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

              TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
              -------------------                   -----------------------------------------
         COMMON STOCK (.001 PAR VALUE)                       NASDAQ NATIONAL MARKET

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE.

     Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 6, 2000, was approximately $167.3 million. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes. As of March 6, 2000, the registrant had 27,431,662 shares of common stock, par value $0.001 per share (the "Common Stock"), issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information required to be provided in Part III (Items 10, 11, 12, and 13) of this Annual Report on Form 10-K is hereby incorporated by reference from the Company's Definitive 2000 Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       THE MANAGEMENT NETWORK GROUP, INC.

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I

Item 1.   Business....................................................    3
Item 2.   Property....................................................   11
Item 3.   Legal Proceedings...........................................   12
Item 4.   Submission of Matters to a Vote of Security Holders.........   12

                                  PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   13
Item 6.   Selected Consolidated Financial Data........................   14
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   15
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   20
Item 8.   Consolidated Financial Statements...........................   20

PART III

Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................   37
Item 10.  Directors and Executive Officers of the Registrant..........   37
Item 11.  Executive Compensation......................................   39
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   39
Item 13.  Certain Relationships and Related Transactions..............   39

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   39
SIGNATURES............................................................   40

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Founded in 1990, The Management Network Group, Inc. ("TMNG" or the "Company") provides management consulting services to the global telecommunications and e-business industries, including communications service providers, technology companies and financial services firms in the United States, Canada, Europe and other major international markets. TMNG provides comprehensive solutions from initial, high-level strategic assessments of clients' needs through improvements to operations. TMNG has consulting experience with all major aspects of managing a telecommunications company, from product launch through order entry, service provisioning and billing. The Company offers a complete solution that addresses the business, information technology and operational needs associated with all aspects of our clients' requirements. TMNG works with telecommunications providers by delivering business planning, management support, process development and operations and e-business support, systems requirements, selection and implementation. TMNG also utilizes knowledge of service providers' needs to help the software and technology companies that serve the telecommunications industry to define strategies, develop applications, respond to requests for proposals and implement their solutions within the service provider environment. Finally, TMNG facilitates the evaluation of proposed investments in telecommunications companies and related technology companies by investment banking and private equity firms by providing prospect evaluation, due diligence and post investment support services.

     The Company capitalizes on industry expertise and proprietary methodologies to provide strategic, management and operational support to clients. TMNG's proprietary methodologies are consulting guidelines and processes created and updated by TMNG consultants based on their experience over many consulting engagements. These methodologies help clients improve productivity, gain a competitive advantage, reduce time to market and market entry risk, and increase revenues and profits. TMNG's services are provided by highly experienced consultants who average over ten years of industry experience. The Company has worked with numerous global clients, focusing primarily on North America and Europe. In 1998, consulting engagements in Europe represented 5.1% of total revenues; for 1999, revenues from European engagements represented over 22.7% of total revenues.

     The Company maintains a unique technology- and vendor-neutral position to make unbiased evaluations and recommendations that are based on a thorough knowledge of each solution and each client's situation. Therefore, TMNG is able to capitalize on extensive experience across complex multi-technology telecommunications systems environments (front and back office) to provide the most sound and practical recommendations to clients.

MARKET OVERVIEW

     The demand for consulting services has been increasing in the last decade, a trend that is expected to continue. The growth of the use of the Internet is further spurring this demand as companies are seeking to improve their business practices through internet-based communications solutions. As with other businesses, telecommunications companies are increasingly turning to external consulting firms to help them improve their business processes and enter new markets as rapidly as possible. Factors such as deregulation and privatization, mergers and acquisitions within the industry, and the pace of technological change are driving these companies to seek the advice of outside experts to supplement their own staff to implement their strategies.

     The multiple forces affecting the telecommunications industry, including global deregulation, have led to increased competition and complexity in the market for all types of communications services. To gain or maintain a competitive advantage, communications service providers and the technology and financial firms that focus on the telecommunications industry must understand the growing complexities and how to best take advantage of the market's opportunities and challenges, including those driven by the rapid growth of e-business. With this understanding, these companies must develop sound strategic plans and implement effective solutions that best exploit the market's dynamics. To compete effectively, companies must fully understand the enterprise-wide implications of a proposed solution and must implement these solutions swiftly with the most cost effective technologies, systems and processes.

     Because the expertise needed by communications companies to address the market's needs is typically outside their core competencies, they must either recruit and employ experts or retain outside specialists. Due to the range of expertise required and the time associated with hiring and training new personnel, bringing expertise in-house is often not a viable option. When retaining outside specialists, communications companies need experts that fully understand the telecommunications industry and can provide timely and unbiased advice and recommendations.

BUSINESS STRATEGY

     The Company's objective is to establish itself as the telecommunications consulting company of choice to communications service providers, technology companies and financial services and investment banking firms. The following are key strategies the company has adopted to pursue this objective.

     - Expand geographic reach to serve clients' global needs. The Company plans to continue expansion geographically to deliver services and solution capabilities to client companies located around the world. By offering a full range of professional services on a global basis, the company can broaden market awareness about TMNG services and solutions to create new revenue opportunities. In Europe, the competitive market expertise of TMNG's U.S. consultants is a key factor for European companies facing the business issues associated with deregulation and increased competition. TMNG's expertise in Europe can also play a key role for U.S. companies expanding their European business.

     - Focus on supporting current target market's e-business needs through TMNG.com business. Because communications service providers represent the infrastructure of the Internet, the ability of these service providers to build an infrastructure to meet the demand for increased Internet traffic will be critical to their businesses. More specifically, the growth of the Internet has also led to a greater demand for internet-based business support services and the seamless integration of electronic services with traditional means of interacting with customers. Through TMNG.com, the Company combines telecommunications knowledge with developing e-business expertise to help telecommunications service providers build the infrastructure, systems, processes and services to address these opportunities. As communications service providers begin to deploy their application hosting strategies, TMNG.com will also address their back-office requirements to support their application-based initiatives.

     - Further develop and enhance the expandable business model for continued growth. TMNG plans to further enhance the expandable business model to accommodate anticipated need for consulting services generated by industry growth. The key elements of the business model include attracting and retaining high quality, experienced consultants and creating business processes that can be duplicated worldwide. The Company attracts high quality consultants with a broad range of experience and knowledge within the telecommunications industry through aggressive recruitment efforts, including focused external recruiting, in-house recruiting specialists and consultant referral incentive programs. TMNG retains consultants through a variety of programs, including a stock option plan, competitive compensation packages, flexible employment model and dynamic, challenging assignments at the forefront of the telecommunications industry. TMNG has implemented a contingent employee model to enable the Company to hire and retain consultants by providing them with increased benefits. The model allows the Company to better manage utilization and to minimize unbilled consultant time. To support anticipated growth, TMNG creates business processes that can be used worldwide in any consulting engagement. Toolsets provide TMNG consultants with methodologies that they use to augment their experience and help analyze and solve clients' problems. TMNG utilizes a network of eRooms to serve as a knowledge base, enable consultant collaboration on engagements and provide support information and updates of TMNG current toolsets and releases of next generation tools. TMNG intends to leverage Internet communication capabilities to retain a flexible, "virtual" structure.

     - Extending market leadership position and building the TMNG brand. TMNG plans to expand the Company's leadership position in the telecommunications consulting industry and to establish TMNG as the consulting firm of choice for communications service providers and the technology and banking companies that serve them. TMNG plans to capitalize on extensive industry knowledge, strong client base, and highly qualified and experienced professionals to help clients provide more value-added services to their customer base. The Company has aggressive marketing initiatives underway to continue building corporate brand.

SERVICES

     - Service Provider Consulting. The Company provides all types of carriers and service providers with services ranging from high-level strategy definition through process improvements to operations to help extend their worldwide reach. TMNG analyzes market trends and dynamics for telecommunications service providers and advises them on market evolution and development. The Company enables service providers to define, refine and implement strategies through business case development and market launch planning. In addition, TMNG will analyze acquisition opportunities to determine if they are complementary to strategies clients are implementing.

     - Product development strategic consulting. TMNG assists technology and software companies analyze and focus their product and development strategies and efforts to meet the needs of telecommunications service providers. TMNG's knowledge of service provider requirements, along with the Company's toolsets, provides significant benefit to technology companies as they develop new products and applications.

     - Market research and analysis. TMNG assists technology and software companies analyze market trends and dynamics to improve their ability to respond to the requirements of changing and evolving markets.

     - Responses to requests for proposals. TMNG assists technology, software and consulting companies in responding to requests for proposals that they receive from service providers and others. TMNG's expertise enables the Company to ascertain the most critical elements of a request for proposal and to help clients prepare responses.

     - Implementation support. For global consulting firms that have engagements which require specialized telecommunications expertise, TMNG serves as the telecommunications experts. In addition, TMNG supports software clients by assisting with program management for software implementation.

      These assignments capitalize on TMNG's extensive understanding of both the software solution and the service provider communities.

     - Evaluation. TMNG assists investment banking and financial services firms with prospect validation and due diligence in connection with planned investments and other transactions. TMNG's broad knowledge of the industry and subject matter expertise speed up the evaluation process. TMNG's prospect validation services include candidate validation, business plan development, financial modeling and contract development and negotiation. TMNG's consultants and toolsets also facilitate rapid development and execution when conducting due diligence. TMNG's services in this area include business plan evaluation and validation, financial model analysis, product and evaluation, benchmarking, organization and business process validation, systems evaluation, and network plan reviews.

COMPETITION

     The market for telecommunications consulting services is highly fragmented and changing rapidly. TMNG faces competition from major business consulting firms, the consulting arms of accounting and other professional services organizations and customers' internal resources. These competitors are major consulting firms that provide a broad range of services to companies in many industries, including the telecommunications industry. Many of these competitors have significantly greater financial, technical and marketing resources and greater name recognition than TMNG.

     The Company has faced, and expects to continue to face, additional competition from new entrants into the communications markets. The Company has also experienced increased price competition, particularly from larger firms that have the financial resources to aggressively price engagements that they have a particular interest in obtaining. Increased competition could result in price reductions, fewer client projects, underutilization of consultants, reduced operating margins, and loss of market share.

     The principal competitive factors in the market include responsiveness to the needs of customers, quality and reliability of consultants, price, project management capability and technical expertise. The Company's ability to compete depends in part on performance, a focused service offering formula, the price/value formula of TMNG service offerings, responsiveness to customer needs and the ability to hire, retain, and motivate key personnel.

EMPLOYEES

     TMNG's ability to recruit and retain experienced, highly-qualified and highly-motivated personnel has contributed greatly to the Company's success and will be critical in the future. The Company offers a flexible recruiting model that enhances the ability to attract consultants and to effectively manage utilization. TMNG's consultants may work as employees, independent contractors or as contingent employees. Contingent employees will, unlike independent contractors, receive company-paid medical insurance, vacation and other employee benefits. Instead of receiving a regular salary, however, contingent employees will only be paid for time spent working on consulting projects for customers or working on internal projects. Generally, TMNG will offer contingent employment to independent contractors that are regularly involved in consulting projects, have a broad range of expertise and are highly utilized by the Company. TMNG's current independent contractor base also includes individuals with specialized expertise in discrete areas, and TMNG typically deploys these individuals only when their unique expertise is necessary.

     As of January 1, 2000, TMNG had approximately 275 consultants. Of these, 92 were full-time employees and approximately 90 were working on engagements for TMNG as independent contractors. The remaining consultants are available to work on engagements as needed. In addition to the consultants, TMNG has a headquarters staff of 19, which includes the Chief Executive Officer, Chief Financial Officer and other administrative personnel.

MAJOR CUSTOMERS

     As of January 1, 2000 TMNG has provided services to approximately 200 customers. The Company depends on a few key customers for a significant portion of revenues. In fiscal year 1998, revenues from Williams Communications Group, Bell Atlantic and e.spire Communications, each accounted for more than ten percent of revenues. For fiscal year 1999, revenues from Williams Communications Group and diAx each accounted for more than ten percent of revenues. TMNG generally negotiates discounted pricing for large projects with long-term customers. Because TMNG's clients typically engage services on a project basis, their needs for services vary substantially from period to period. TMNG continues to diversify the Company's customer base and expand the portion of revenues, however, the Company anticipates that operating results will continue to depend on volume services to a relatively small number of communication service providers and technology vendors.

INTELLECTUAL PROPERTY

     TMNG's success is dependent, in part, upon proprietary processes and methodologies, and the Company relies upon a combination of copyright, trade secret, and trademark law to protect intellectual property. The Company has obtained federal registration for two trademarks in the United States and has filed applications to register eight other marks in the United States. It is possible that third parties may challenge TMNG trademark applications.

     The Company does not have any patent protection for the proprietary methodologies used by TMNG consultants. TMNG does not currently anticipate applying for patent protection for these toolsets and methodologies.

SEASONALITY

     In the past, the Company has experienced seasonal fluctuations in revenue in the fourth quarter due primarily to the fewer number of business days because of the holiday periods occurring in that quarter. The Company may in the future experience fluctuations in revenue in the fourth quarter as well as summer and other vacation periods as the Company expands internationally.

RISK FACTORS

     The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K or presented elsewhere by management from time to time.

TMNG FOCUSES EXCLUSIVELY ON SERVING THE TELECOMMUNICATIONS INDUSTRY AND THEREFORE CHANGES IN THIS INDUSTRY COULD REDUCE THE CUSTOMER BASE OR CAUSE CUSTOMERS TO USE INTERNAL RESOURCES

     TMNG derives all of revenues from consulting engagements within the telecommunications industry. Recent growth has arisen from business opportunities presented by industry trends that include deregulation, increased competition, technological advances, the growth of e-business and the convergence of service offerings.

     If these trends change, the demand for telecommunications consulting work will likely decrease. In addition, the telecommunications industry is in a period of consolidation, which could reduce the client base, eliminate future opportunities or create conflicts of interest among clients. Additionally, current and future economic pressures in the industry may cause telecommunications companies to use internal resources in lieu of outside consultants. As a result, the customer base and revenues may decline.

TMNG IS DEPENDENT ON A LIMITED NUMBER OF LARGE CUSTOMERS FOR A MAJOR PORTION OF REVENUES, AND THE LOSS OF A MAJOR CUSTOMER COULD REDUCE REVENUES AND HARM THE BUSINESS

     A significant portion of revenues are derived from a relatively limited number of clients. For example, during fiscal year 1997 and fiscal year 1998, revenues from the ten most significant clients accounted for approximately 78.4% and 76.0% of revenues, respectively. In fiscal year 1999, Williams Communications Group and diAx each accounted for more than ten percent of revenues. The services required by any one client may be affected by industry consolidation, technological developments, economic slowdown or internal budget constraints. As a result, the volume of work performed for specific clients varies from period to period, and a major client in one period may not use TMNG services in a subsequent period.

REVENUES AND OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY FROM QUARTER TO QUARTER, AND FLUCTUATIONS IN OPERATING RESULTS COULD CAUSE THE STOCK PRICE TO DECLINE

     Revenue and operating results may vary significantly from quarter-to-quarter due to a number of factors. In future quarters, operating results may be below the expectations of public market analysts or investors, and the price of common stock may decline.

     Because a significant portion of expenses are relatively fixed, a variation in the number of client assignments or the timing of the initiation or the completion of client assignments may cause significant variations in operating results from quarter to quarter and could result in losses. To the extent the addition of consultant employees is not followed by corresponding increases in revenues, additional expenses would be incurred that would not be matched by corresponding revenues. Therefore, profitability would decline and TMNG could potentially experience losses. In addition, the stock price would likely decline.

THE COMPANY MUST CONTINUE TO ATTRACT AND RETAIN QUALITY CONSULTANTS, AND INABILITY TO DO SO WOULD IMPAIR THE ABILITY TO SERVICE EXISTING ENGAGEMENTS OR UNDERTAKE NEW ENGAGEMENTS, RESULTING IN A DECLINE IN REVENUES AND INCOME.

     TMNG must attract a significant number of new consultants to implement growth plans. The number of potential consultants that meet the Company's hiring criteria is relatively small, and there is significant competition for these consultants from direct competitors and others in the telecommunications industry. Competition for these consultants may result in significant increases in costs to retain the consultants, which could reduce margins and profitability. If the Company is unable to attract and retain consultants, revenues and profitability would decline.

THE MARKET IN WHICH TMNG COMPETES IS INTENSELY COMPETITIVE AND ACTIONS BY COMPETITORS COULD RENDER TMNG SERVICES LESS COMPETITIVE CAUSING REVENUES AND INCOME TO DECLINE

     The market for consulting services to telecommunications companies is intensely competitive, highly fragmented and subject to rapid change. Competitors include general management consulting firms, the consulting practices of "Big Five" accounting firms, most of which have practice groups focused on the telecommunications industry and local or regional firms specializing in telecommunications services. Some of these competitors have also formed strategic alliances with telecommunications and technology companies serving the industry.

     If TMNG is unable to compete effectively, the Company's market position, and therefore revenues and profitability, would decline.

TMNG HAS EXPERIENCED SIGNIFICANT GROWTH IN THE BUSINESS IN RECENT PERIODS, AND IF THE COMPANY IS UNABLE TO MANAGE THIS GROWTH, THE OPERATIONAL INFRASTRUCTURE MAY NOT BE ABLE TO SUPPORT GROWTH

     TMNG is currently experiencing a period of rapid growth that may strain managerial and operational resources. To support growth, the organizational infrastructure must grow accordingly.

     If the Company fails to address these issues, the operational infrastructure may be insufficient to support the levels of business activity. In this event, TMNG could experience disruptions in business and declining revenues or profitability.

IF THE COMPANY DOES NOT EFFECTIVELY MANAGE THE CONVERSION OF INDEPENDENT CONTRACTORS TO EMPLOYEES, THE COMPANY COULD INCUR UNANTICIPATED COSTS WHICH WOULD HARM THE FINANCIAL PERFORMANCE

     As independent contractors are converted to consultant employees, TMNG will incur additional fixed costs for each such employee that the Company does not incur when retained as an independent contractor. To effectively manage these additional fixed costs, TMNG will need to continuously improve utilization management and minimize unbilled employee time. If the Company fails to effectively manage this transition, the Company could incur additional costs due to underutilization of full-time employees as well as other unanticipated costs.

TMNG MUST CONTINUALLY ENHANCE SERVICES TO MEET THE CHANGING NEEDS OF CUSTOMERS OR THE COMPANY MAY LOSE FUTURE BUSINESS TO COMPETITORS

     The future success of the Company will depend upon the ability to enhance existing services and to introduce new services to meet the requirements of customers in a rapidly developing and evolving market. Present or future services may not satisfy the needs of the telecommunications market. If the Company is unable to anticipate or respond adequately to customer needs, lost business may result and the financial performance will suffer.

PLANS FOR INTERNATIONAL EXPANSION MAY NOT SUCCEED, WHICH WOULD HARM REVENUES AND PROFITABILITY

     Future revenues depend to a large extent on expansion into international markets. International operations might not succeed for a number of reasons, including difficulty in staffing, competition, and issues relating to uncertainties of laws and enforcement relating to the protection of intellectual property; and unexpected changes in trading policies and regulatory requirements.

     Accordingly, TMNG may not be able to successfully execute the business plan in foreign markets. If TMNG is unable to achieve anticipated levels of revenues from international operations, revenues and profitability would decline.

IF INTERNATIONAL BUSINESS VOLUMES INCREASE, TMNG WILL BE EXPOSED TO GREATER FOREIGN CURRENCY EXCHANGE RISKS, WHICH COULD RESULT IN INCREASED EXPENSES AND DECLINING PROFITABILITY

     The percentage of revenues comprised of international engagements increased significantly in fiscal year 1999 and may continue to increase. Some international engagements are denominated in the local currency of the clients. Expenses incurred in delivering these services, consisting primarily of consultant compensation, are typically denominated in U.S. dollars. To the extent that the value of a currency in which billings are denominated decreases in relation to the U.S. dollar or another currency in which expenses are denominated, operating results and financial condition could be harmed.

TMNG.COM BUSINESS IS EXPECTED TO DRIVE FUTURE REVENUES AND IF THIS DOES NOT HAPPEN REVENUES AND PROFITABILITY WOULD DECLINE

     A significant part of future growth is dependent upon the ability to grow TMNG.com business which is focused on providing consulting services to help telecommunications companies build the infrastructure, systems and processes needed to support e-business. A base of consultants with internet-based skills is needed since the skill sets required for TMNG.com services are different from those used in the traditional lines of business. The continuously evolving nature of the internet makes it very difficult to establish e-business expertise. If TMNG fails to adequately develop internet and e-business skills, the Company may not be able to capitalize on the growth opportunities presented by these sectors, and revenues and profitability would decline.

TMNG IS DEPENDENT ON A LIMITED NUMBER OF KEY PERSONNEL, AND THE LOSS OF THESE INDIVIDUALS COULD HARM THE COMPANY'S COMPETITIVE POSITION AND FINANCIAL PERFORMANCE

     The business consists primarily of the delivery of professional services and, accordingly, the Company's success depends upon the efforts, abilities, business generation capabilities and project execution of the executive officers and key consultants. The loss of any executive officer or key consultant or group of consultants, or the failure of these individuals to generate business or otherwise perform at or above historical levels could result in a loss of customers or revenues, and could therefore harm the Company's financial performance.

IF TMNG FAILS TO DEVELOP LONG-TERM RELATIONSHIPS WITH CUSTOMERS, THE COMPANY'S SUCCESS WOULD BE JEOPARDIZED

     A substantial majority of business is derived from repeat customers. Future success depends to a significant extent on the ability to develop long-term relationships with successful telecommunications providers who will give new and repeat business. Inability to build long-term customer relations would result in declines in revenues and profitability.

A LARGE NUMBER OF PERSONNEL ARE CLASSIFIED AS INDEPENDENT CONTRACTORS FOR TAX AND EMPLOYMENT LAW PURPOSES, AND IF THESE PERSONNEL WERE TO BE RECLASSIFIED AS EMPLOYEES, TMNG COULD BE SUBJECT TO BACK TAXES, INTEREST, PENALTIES AND OTHER LEGAL CLAIMS

     TMNG provides the substantial majority of consulting services through independent contractors and, therefore, does not pay federal or state employment taxes or withhold income taxes for such persons. In the future, the IRS and state authorities may challenge the status of consultants as independent contractors. Independent contractors may also initiate proceedings to seek reclassification as employees under state law. In either case, if persons engaged by TMNG as independent contractors are determined to be employees by the IRS or any state taxation department, the Company would be required to pay applicable federal and state employment taxes and withhold income taxes with respect to such persons and could become liable for amounts required to be paid or withheld in prior periods along with penalties. Any challenge by the IRS or state authorities or individuals resulting in a determination that a substantial number of such persons are employees could subject the Company to liability for back taxes, interest and penalties, which would harm profitability.

TMNG COULD BE SUBJECT TO CLAIMS FOR PROFESSIONAL LIABILITY, WHICH COULD HARM FINANCIAL PERFORMANCE

     As a provider of professional services, TMNG faces the risk of liability claims. A liability claim brought against the Company could harm business. TMNG may also be subject to claims by clients for the actions of consultants and employees arising from damages to clients' business or otherwise.

     In particular, TMNG is currently a defendant in litigation brought by the bankruptcy trustee of a former client. This litigation seeks to recover $320,000 in consulting fees paid by the former client and also seeks to recover at least $1.85 million for breach of contract, breach of fiduciary duties and negligence.

THE MARKET PRICE OF TMNG COMMON STOCK MAY BE VOLATILE, AND INVESTORS MAY EXPERIENCE INVESTMENT LOSSES

     The market price of TMNG common stock may be volatile. The Company's stock price could decline or fluctuate in response to a variety of factors, including:

     - variations in quarterly operating results;

     - announcements of technological innovations that render talent outdated;

     - trends in the telecommunications industry;

     - acquisitions or strategic alliances by the Company or others in the industry;

     - failure to achieve financial analysts' or other estimates of results of operations for any fiscal period;

     - changes in estimates of performance or recommendations by financial analysts; and

     - market conditions in the telecommunications industry and the economy as a whole.

     In addition, the stock market experiences significant price and volume fluctuations. These fluctuations particularly affect the market prices of the securities of many high technology companies. These broad market fluctuations could harm the market price of TMNG common stock.

TMNG MAY MAKE ACQUISITIONS, WHICH ENTAIL RISKS THAT COULD HARM THE FINANCIAL PERFORMANCE OR STOCK PRICE

     As part of TMNG's business strategy, the Company may make acquisitions. Any future acquisition would be accompanied by the risks commonly encountered in acquisitions. These risks include:

     - the difficulty associated with assimilating the personnel and operations of acquired companies;

     - the potential disruption of existing business; and

     - adverse effects on the financial statements, including one-time write-offs, ongoing charges for amortization of goodwill and assumption of liabilities of acquired businesses.

     If the Company makes acquisitions and any of these problems materialize, these acquisitions could negatively affect operations, profitability and financial operations.

TMNG'S INABILITY TO PROTECT INTELLECTUAL PROPERTY COULD HARM THE COMPANY'S COMPETITIVE POSITION AND FINANCIAL PERFORMANCE

     Despite efforts to protect proprietary rights from unauthorized use or disclosure, parties, including former employees or consultants, may attempt to disclose, obtain or use TMNG solutions or technologies. The steps TMNG have taken may not prevent misappropriation of solutions or technologies, particularly in foreign countries where laws or law enforcement practices may not protect proprietary rights as fully as in the United States. Unauthorized disclosure of proprietary information could make TMNG solutions and methodologies available to others and harm the Company's competitive position.

PRINCIPAL STOCKHOLDERS, EXECUTIVE OFFICERS AND DIRECTORS WILL RETAIN SUBSTANTIAL CONTROL OVER TMNG AND MAY MAKE DECISIONS THAT ARE NOT IN THE BEST INTEREST OF OTHER STOCKHOLDERS

     Executive officers, directors and stockholders owning more than five percent of outstanding common stock (and their affiliates) own approximately 79.5% of TMNG outstanding common stock. As a result, such persons, acting together, have the ability to substantially influence all matters submitted to the stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all assets) and to control management and affairs. Accordingly, concentration of ownership of TMNG common stock may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving the Company or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of TMNG, even if such a transaction would be beneficial to other stockholders.

TMNG USED TO BE TAXED UNDER SUBCHAPTER "S" OF THE INTERNAL REVENUE CODE AND CLAIMS OF TAXING AUTHORITIES RELATED TO PRIOR SUBCHAPTER "S" CORPORATION STATUS COULD HARM THE COMPANY

     From 1993 through 1998, TMNG was taxed as a "pass-through" entity under subchapter "S" of the Internal Revenue Code. Since February 1998, the Company has been taxed under subchapter "C" of the Internal Revenue Code, which is applicable to most corporations and treats the corporation as an entity that is separate and distinct from its stockholders. If tax returns for the years in which TMNG was a subchapter "S" corporation were to be audited by the Internal Revenue Service or another taxing authority and an adverse determination was made during the audit, the Company could be obligated to pay back taxes, interest and penalties. The stockholders of the predecessor entity agreed, at the time of the acquisition, to indemnify TMNG against negative tax consequences arising from the prior "S" corporation status. This indemnity is secured by escrowed funds in an escrow that terminates in February 2001. Accordingly, this indemnity may not be sufficient to cover claims made by the IRS or other taxing authorities, and any such claims could result in additional costs and harm the financial performance.

THE COMPANY MAY SEEK TO RAISE ADDITIONAL FUNDS, AND ADDITIONAL FUNDING MAY BE DILUTIVE TO STOCKHOLDERS OR IMPOSE OPERATIONAL RESTRICTIONS

     Any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants, which may limit the operating flexibility with respect to certain business matters. If additional funds are raised through the issuance of equity securities, the percentage ownership of stockholders will be reduced. These stockholders may experience additional dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of TMNG common stock.

ANTI-TAKEOVER PROVISIONS AND TMNG'S RIGHT TO ISSUE PREFERRED STOCK COULD MAKE A THIRD PARTY ACQUISITION DIFFICULT

     TMNG's certificate of incorporation and bylaws and anti-takeover provisions of Delaware law could make it more difficult for a third party to acquire control, even if a change in control would be beneficial to stockholders. In addition, the bylaws provide for a classified board, with board members serving staggered three-year terms. The Delaware anti-takeover provisions and the existence of a classified board could make it more difficult for a third party to acquire the Company.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

     For information about foreign and domestic operations, see Note 3 of Notes to Consolidated Financial Statements.

ITEM 2. PROPERTY

     The Company's principal executive offices are located in a 3,357 square foot facility in Overland Park, Kansas. This facility houses the executive, corporate and administrative offices and is under a lease which expires in July 2003. TMNG is currently in the process of expanding this facility and believe that the facility, once expanded will be sufficient to meet corporate facilities needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in legal proceedings and litigation arising in the ordinary course of business. The Company believes the outcome of all current proceedings, claims and litigation will not have a material adverse effect on the Company's financial position or results of operations when resolved in a future period.

     In June 1998, the bankruptcy trustee of a former client, Communications Network Corporation, sued TMNG in the U.S. Bankruptcy Court in New York seeking recovery of $160,000 in improper payment of consulting fees paid by the former client during the period from July 1, 1996, when an involuntary bankruptcy proceeding was initiated against the former client, through August 6, 1996, when the former client agreed to an order for relief in the bankruptcy proceeding, and $160,000 in consulting fees paid by the former client after August 6, 1996. The bankruptcy trustee has also sued TMNG for at least $1.85 million for breach of contract, breach of fiduciary duties and negligence. Although assurance cannot be given as to the ultimate outcome of this proceeding, TMNG believes the Company has meritorious defenses to the claims made by the bankruptcy trustee, including particularly the claims for breach of contract, breach of fiduciary duty and negligence, and that the ultimate resolution of this matter will not materially harm the business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of TMNG was held on October 15, 1999. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, against or withheld, as well the number of abstentions as to each matter.

     (a) TMNG stockholders elected the following persons as directors of TMNG. For all persons, 45.3 million shares were voted in favor and no votes were withheld.

           Grant G. Behrman
           Richard P. Nespola
           William M. Matthes
           Mario M. Rosati
           Dennis G. Sisco
           Roy A. Wilkens
           Micky K. Woo

     (b) TMNG stockholders approved an amendment to the Company's Certificate of Incorporation to effect a 1-for-2 reverse stock split of the outstanding common stock. There were 45.3 million votes in favor of, and 0 votes cast against the proposal.

     (c) TMNG stockholders approved the adoption of the Company's 1999 Employee Stock Purchase Plan and the initial reservation of 200,000 shares of common stock for issuance under this plan. There were 45.3 million votes in favor of and 0 votes cast against the proposal.

     (d) TMNG stockholders approved various amendments to the 1998 Equity Incentive Plan, including amendments to increase the number of shares reserved for issuance thereunder and to restate the plan to combine it with the 1998 consultant equity incentive plan. There were 45.3 million votes in favor of and 0 votes cast against the proposal.

     (e) TMNG stockholders ratified the appointment of Deloitte & Touche LLP as independent auditors of TMNG for the fiscal year ending December 31, 1999. There were 45.3 million votes in favor of and 0 votes cast against the proposal.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On October 29, 1999, the Company issued a warrant to purchase 500,000 shares of Common Stock at an exercise price of $2.00 per share. The exercise period is between November 29, 1999 and October 29, 2004.

     Effective November 8, 1999 the Company amended its Certificate of Incorporation to give effect for a 1-for-2 reverse stock split for all issued and outstanding shares of voting and non-voting Common Stock. All issued and outstanding share and per share data has been retroactively adjusted to reflect this reverse split.

     On November 22, 1999, the Securities and Exchange Commission declared TMNG's Registration Statement on Form S-1 (File No. 333-87383) effective. On November 23, 1999, TMNG closed its offering of an aggregate of 4,615,000 shares of TMNG Common Stock at an aggregate offering price of $78.5 million. The managing underwriters for the offering were Hambrecht & Quist, Robertson Stephens, Salomon Smith Barney and Jefferies & Company, Inc. Net proceeds to TMNG, after deducting underwriting discounts and commissions of $5.5 million and offering expenses of $1.5 were $71.5 million. On November 29, 1999 TMNG used $22.3 million of the proceeds from its initial public offering to repay all indebtedness. The remainder of the proceeds will be used for working capital, general corporate purposes and as possible consideration for acquisitions.

     During 1999, 231,169 unregistered shares of the TMNG's Common Stock were issued upon exercise of stock options granted under TMNG's 1998 Equity Incentive Plan. For the total number exercised, 131,169, 75,000 and 25,000 were exercised at the price per share of $1.48, $2.00 and $4.00, respectively. Additionally, during 1999 71,201 shares of unregistered Common Stock were issued to certain employees under TMNG's quarterly bonus program.

     TMNG's Common Stock is quoted on the Nasdaq National Market under the symbol "TMNG". The high and low closing price per share for the Common Stock for the fiscal year ending January 1, 2000 for the fourth quarter was $33.75 and $26.31, respectively. As of March 6, 2000, the closing price of Common Stock was $29.75 per share. At such date, there were approximately 1944 holders of record of the Company's Common Stock.

     Holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available therefor, subject to any preferential dividend rights of outstanding Preferred Stock. To date, TMNG has not paid any cash dividends on its Common Stock and does not expect to declare or pay any cash or other dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data presented below has been derived from the Company's consolidated financial statements. The data presented below should be read in conjunction with Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 8. -- Consolidated Financial Statements and the notes thereto and other financial information appearing elsewhere in this Annual Report on Form 10-K.

                                                                     FISCAL YEAR
                                                   -----------------------------------------------
                                                    1995      1996      1997      1998      1999
                                                   -------   -------   -------   -------   -------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues.........................................  $ 7,299   $17,279   $20,184   $32,103   $50,322
Cost of services:
  Direct cost of services........................    4,303     9,648    11,384    17,411    26,109
  Equity related charges.........................                                    239     2,780
                                                   -------   -------   -------   -------   -------
          Total cost of services.................    4,303     9,648    11,384    17,650    28,889
                                                   -------   -------   -------   -------   -------
Gross profit.....................................    2,996     7,631     8,800    14,453    21,433
Operating expenses:
  Selling, general and administrative expenses...    1,242     2,798     3,280     6,158     9,777
  Equity related charges.........................                                     22     1,998
                                                   -------   -------   -------   -------   -------
          Total operating expenses...............    1,242     2,798     3,280     6,180    11,775
                                                   -------   -------   -------   -------   -------
Income from operations...........................    1,754     4,833     5,520     8,273     9,658
Other income (expense):
  Interest income................................        6        16         6        18       277
  Interest expense...............................       (2)     (136)      (30)   (2,054)   (1,998)
  Other, net.....................................                            8        88       (68)
                                                   -------   -------   -------   -------   -------
          Total other income (expense)...........        4      (120)      (16)   (1,948)   (1,789)
Income before provision for income taxes and
  extraordinary item.............................    1,758     4,713     5,504     6,325     7,869
Provision for income taxes.......................                                  3,282     3,208
                                                   -------   -------   -------   -------   -------
Income before extraordinary item.................  $ 1,758   $ 4,713   $ 5,504   $ 3,043   $ 4,661
Extraordinary item...............................                                             (200)
                                                   -------   -------   -------   -------   -------
Net income.......................................  $ 1,758   $ 4,713   $ 5,504   $ 3,043   $ 4,461
                                                   -------   -------   -------   -------   -------
Net income before extraordinary item per common
  share
  Basic..........................................  $  0.08   $  0.21   $  0.24   $  0.14   $  0.20
                                                   =======   =======   =======   =======   =======
  Diluted........................................  $  0.08   $  0.21   $  0.24   $  0.13   $  0.20
                                                   =======   =======   =======   =======   =======
Net income per common share
  Basic..........................................  $  0.08   $  0.21   $  0.24   $  0.14   $  0.19
                                                   =======   =======   =======   =======   =======
  Diluted........................................  $  0.08   $  0.21   $  0.24   $  0.13   $  0.19
                                                   =======   =======   =======   =======   =======
Weighted average common shares outstanding
  Basic..........................................   22,500    22,500    22,500    22,500    23,056
                                                   =======   =======   =======   =======   =======
  Diluted........................................   22,500    22,500    22,500    22,944    23,807
                                                   =======   =======   =======   =======   =======
Pro forma provision for income taxes.............  $   703   $ 1,885   $ 2,202   $ 2,530
                                                   =======   =======   =======   =======
Pro forma net income.............................  $ 1,055   $ 2,828   $ 3,302   $ 3,795
                                                   =======   =======   =======   =======
"S" corporation distributions....................  $ 1,450   $ 6,095   $ 2,600   $ 4,664
                                                   =======   =======   =======   =======

                                                                   FISCAL YEAR ENDED
                                                     ---------------------------------------------
                                                      1995     1996     1997      1998      1999
                                                     ------   ------   ------   --------   -------
CONSOLIDATED BALANCE SHEET DATA:
Net working capital................................  $2,809   $1,744   $4,689   $  6,025   $61,419
Total assets.......................................   3,443    4,121    5,483     11,006    67,382
Total debt (including current debt)................                               26,017
Total Stockholders' Equity (deficiency in
  assets)..........................................  $2,809   $1,743   $4,709   $(18,271)  $63,437

     Before February 12, 1998, the Company was a subchapter "S" corporation and, accordingly, federal and state income taxes were paid at the stockholder level only. Upon consummation of the February 1998 leveraged recapitalization, the Company terminated its subchapter "S" corporation status and, accordingly became subject to federal and state income taxes. The pro forma income statement information reflects adjustments to historical net income as if the Company had not elected subchapter "S" corporation status for federal and state income tax purposes.

     On November 22, 1999, the Securities and Exchange Commission declared TMNG's Registration Statement on Form S-1 (File No. 333-87383) effective. On November 23, 1999, TMNG closed its offering of an aggregate of 4,615,000 shares of TMNG Common Stock at an aggregate offering price of $78.5 million. Net proceeds to TMNG, after deducting underwriting discounts and commissions of $5.5 million and offering expenses of $1.5 were $71.5 million.

     On November 29, 1999 TMNG used $22.3 million of the proceeds from its initial public offering to repay all indebtedness.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements contained herein may be deemed to be forward-looking statements as defined in the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company's actual results in future periods or plans for future periods to differ materially from what is currently anticipated. Those risks include, among others, general competitive factors, the Company's ability to successful complete and integrate its acquisitions and to implement operational improvements in its acquired businesses, the seasonality and episodic nature of the Company's business and other risks and uncertainties detailed from time to time in the Company's filings with the Securities and Exchange Commission. Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

     The following information should be read in connection with the information contained in the Consolidated Financial Statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements (See Item 1. Business).

OVERVIEW

     Beginning with fiscal year 1998, TMNG switched to a four week -- four week -- five week quarterly accounting system in which each quarter is 13 weeks and ends on a Saturday. As a result of this change, the fiscal year end changed from being December 31 to being the Saturday which is 13 weeks from the end of the third fiscal quarter. Fiscal years 1999 and 1998 therefore ended on January 1, 2000 and January 2, 1999, respectively. The words "fiscal year" refer to the fiscal year most closely coinciding with the related calendar year.

     Revenues consist of consulting fees for professional services and related expense reimbursements. Substantially all consulting services are contracted on a time and materials basis not to exceed a negotiated contract price. Substantially all revenues are recognized in the period in which the service is performed. Generally a client relationship begins with a short-term engagement utilizing a few consultants. TMNG's sales strategy focuses on building long-term relationships with both new and existing clients to gain additional engagements within existing accounts and referrals for new clients. Strategic alliances with other companies are also used to sell services. TMNG anticipates that the Company will continue to do so in the future. Because TMNG is a consulting company, the Company experiences fluctuations in revenues derived from clients during the course of a project lifecycle. As a result, the volume of work performed for specific clients varies from period to period and a major client from one period may not use TMNG services in another period. In addition, clients generally may end their engagements with little or no penalty or notice. If a client engagement ends earlier than expected, the Company must re-deploy professional service personnel as any resulting unbillable time could harm margins.

     Cost of services consists primarily of fees paid to independent contractors and client-related compensation for consultants who are employees as well as equity related non-cash charges incurred in connection with the grants of equity securities primarily to consultants. Employee compensation includes certain unbillable time, training, vacation time, benefits and payroll taxes. Annual gross margins have ranged from 41.0% to 45.0% during the period from 1995 to 1999. Margins are primarily impacted by the type of consulting services provided, the size of service contracts and negotiated volume discounts, changes in TMNG pricing policies and those of competitors, utilization rates of consultants and independent contractors; and employee and independent contractor costs associated with a competitive labor market.

     Operating expenses include selling, general and administrative expenses as well as equity related non-cash charges incurred in connection with the grants of equity securities primarily to partners, principals and certain senior executives. Sales and marketing expenses consist primarily of personnel and related costs for direct client marketing efforts and marketing staff. The Company primarily uses a relationship sales model in which partners, principals and consultants generate revenues. TMNG takes these revenue generating activities into account when determining these individuals' quarterly bonus compensation, which is generally recorded as sales and marketing expense. Other expenditures include costs associated with marketing materials, trade shows and advertising. To increase market awareness of the Company, TMNG intends to continue to expand the direct and indirect sales efforts substantially, both domestically and internationally.

RESULTS OF OPERATIONS

FISCAL 1999 COMPARED TO FISCAL 1998

  Revenues

     Revenues increased 56.7% to $50.3 million for fiscal year 1999 from $32.1 million for fiscal year 1998. The increase was primarily attributable to a net increase in consulting services. The increase in consulting services was due primarily to a significant increase in services provided to a major customer, which was offset in part by negotiated volume discounts. Fiscal year 1999 revenues included revenues from services provided to one large customer, which accounted for 39.6% of revenues during that period. International revenue expanded to 27.7% of revenues in fiscal year 1999 compared to 16.2% for fiscal year 1998, primarily due to an increase in European business.

  Cost of Services

     Direct cost of services increased to $26.1 million for fiscal year 1999 from $17.4 million for fiscal year 1998. Direct cost of services as a percent of revenue decreased from 54.2% for fiscal year 1998 to 51.9% for fiscal year 1999. Direct gross margins improved because the consultant mix changed to include more employees in fiscal year 1999 compared to fiscal year 1998. A greater portion of full-time employees at a relatively constant utilization rate tends to improve gross margins because of their overall lower fixed salary compared to the higher variable costs paid to independent contractors. The margin improvement provided by increasing the full-time employee base was slightly offset by discounted customer pricing associated with large engagements.

     Non-cash stock based compensation charges of $2.8 million and $239,000 for fiscal year 1999 and fiscal year 1998, respectively, were recorded in connection with the issuance of stock options to employees and non-employee consultants. These charges reduced gross margin by 5.5% in fiscal year 1999.

  Operating Expenses

     Selling, general and administrative expenses increased to $9.8 million for fiscal year 1999 from $6.2 million for fiscal year 1998. Selling, general and administrative expense as a percentage of revenue increased to 19.4% for fiscal year 1999 from 19.2% for fiscal year 1998. The Company incurred an increase in marketing costs primarily as a result of an increase in sales bonuses associated with implementation of a revised incentive program for consultants and increased revenues for fiscal year 1999. TMNG incurred an increase in selling, general and administrative expense primarily due to the personnel and facility costs associated with opening a new corporate office in the third quarter of fiscal year 1998 and increased administrative staffing to manage and support the growth of the organization. TMNG also hired managing directors to lead the European and Canadian subsidiaries at the beginning of fiscal year 1999. In addition, the Company established reserves of $160,000 for a potential claim brought against TMNG by a trustee in bankruptcy for a former client.

     Non-cash stock based compensation charges of $2.0 million and $22,000 for fiscal year 1999 and fiscal year 1998, respectively, were recorded in connection with the issuance of stock options to partners, principals and certain senior executives and non-employee directors. These charges increased operating expenses as a percentage of revenue by 4.0% in fiscal year 1999.

  Other Income and Expenses

     Interest expense decreased to $2.0 million for fiscal year 1999, compared to $2.1 million for fiscal year 1998. Interest expense primarily related to $24.0 million of borrowings under our term loans incurred in connection with the recapitalization in February 1998 and borrowings on the revolving credit facility. On November 29, 1999, all outstanding indebtedness was repaid with $22.3 million of the proceeds from the November 23, 1999 initial public offering. In conjunction with the early extinguishment of debt, deferred financing charges of $200,000, net of tax, were written-off and recorded as an extraordinary loss in the fourth quarter of fiscal year 1999.

  Income Taxes

     Other income for fiscal year 1998 primarily represents the recovery of $92,000 related to an employee advance previously reserved.

     Provision for income taxes for fiscal year 1999 as a percentage of pretax income was 40.8% compared to 51.9% for fiscal year 1998. The 51.9% effective tax rate for fiscal year 1998 exceeded the statutory federal income tax rate primarily due to the establishment of net deferred taxes upon conversion to a "C" corporation on February 12, 1998 in connection with the leveraged recapitalization and state income taxes. These increases in income tax expense were partially reduced by the exclusion of net income prior to February 12, 1998, representing "S" corporation net income. Prior to the conversion to a "C" corporation on February 12, 1998, TMNG did not report tax expense as an "S" corporation.

FISCAL 1998 COMPARED TO FISCAL 1997

  Revenues

     Revenues increased 59.1% to $32.1 million in fiscal year 1998 from $20.2 million in fiscal year 1997. The increase in revenues was due primarily to the commencement of several major new engagements during fiscal year 1998. Higher billing rates, which resulted from a reduction in volume discounts in fiscal year 1998 as compared to fiscal year 1997, also contributed to the increase. The revenues in fiscal year 1997 included revenues from services provided to one large customer, which accounted for 39.3% of revenues in that year, at a negotiated volume discount. International revenues in fiscal year 1998 were 16.2% of revenues, primarily from Canada, and in fiscal year 1997 were 0.8% of revenues.

  Cost of Services

     Direct cost of services increased to $17.4 million in fiscal year 1998 from $11.4 million in fiscal year 1997. As a percentage of revenues, direct cost of services decreased to 54.2% in fiscal year 1998 from 56.4% in fiscal year 1997. The gross margin improvement resulted primarily from a reduction in business from the two largest customers in fiscal year 1997 at negotiated volume discounts. In addition, gross margins improved because the consultant mix changed to include more employees in fiscal year 1998 compared to fiscal year 1997.

     In fiscal year 1998, $239,000 non-cash stock based compensation charges were recorded in connection with the issuance of stock options to consultants. These charges reduced gross margin in this period by 0.7%.

  Operating Expenses

     Selling, general and administrative expenses increased 87.7% to $6.2 million in fiscal year 1998 from $3.3 million in fiscal year 1997. As a percentage of revenues, selling, general and administrative expenses increased to 19.2% in fiscal year 1998 from 16.3% in fiscal year 1997. Employee costs increased in fiscal year 1998 due to the larger role principals had in generating sales and the compensation expense associated with those responsibilities. In addition, expenses increased in fiscal year 1998 due to infrastructure investment. A new corporate office was opened in September 1998, and five management and administrative employees were hired late in the year. Management information systems were installed in fiscal year 1998, including financial reporting and project costing systems. In fiscal year 1998, marketing materials were enhanced, marketing efforts in Europe were expanded and the TMNG brand was promoted. TMNG also expanded efforts to enhance TMNG Lexicon and TMNG CLEC Planner toolsets in fiscal year 1998.

  Other Income and Expenses

     Interest expense increased to $2.1 million in fiscal year 1998 from $30,000 in fiscal year 1997. Interest expense in fiscal year 1998 related primarily to two term loans in an aggregate principal amount of $24.0 million entered into in connection with the leveraged recapitalization. In fiscal year 1997, interest expense related to notes payable to several stockholders.

     Other income in the fiscal year 1998 primarily represents the recovery of $92,000 related to an employee advance previously reserved in fiscal year 1997.

  Income Taxes

     Provision for income taxes was $3.3 million in fiscal year 1998. The 51.9% effective tax rate in fiscal year 1998 exceeded the statutory federal income tax rate primarily due to the establishment of net deferred taxes upon conversion to a subchapter "C" corporation, and state income taxes. These increases in provision for income taxes were partially reduced by the exclusion of net income prior to February 12, 1998, representing "S" corporation net income. Prior to the conversion to a "C" corporation on February 12, 1998, TMNG did not report tax expense as an "S" corporation.

     Net income decreased to $3.0 million in fiscal year 1998 from $5.5 million in fiscal year 1997. In fiscal year 1997, TMNG was a subchapter "S" corporation and did not report tax expense. Income before provision for income taxes increased to $6.3 million in fiscal year 1998 from $5.5 million in fiscal year 1997.

SUMMARY OF QUARTERLY RESULTS OF OPERATIONS -- UNAUDITED

                                                                     QUARTER ENDED
                                                    -----------------------------------------------
                                                    APRIL 4,    JULY 4,    OCTOBER 3,    JANUARY 2,
                                                      1998       1998         1998          1999
                                                    --------    -------    ----------    ----------
Revenues..........................................  $ 6,154     $ 6,878     $ 8,439       $10,632
                                                    =======     =======     =======       =======
Gross profit......................................  $ 2,741     $ 3,295     $ 3,810       $ 4,607
                                                    =======     =======     =======       =======
Net income........................................  $    39     $   838     $   999       $ 1,167
                                                    =======     =======     =======       =======
Diluted net income per common share...............  $  .002     $  .037     $  .043       $  .050
                                                    =======     =======     =======       =======

                                                    APRIL 3,    JULY 3,    OCTOBER 2,    JANUARY 1,
                                                      1999       1999         1999          2000
                                                    --------    -------    ----------    ----------
Revenues..........................................  $11,433     $12,423     $13,112       $13,354
                                                    =======     =======     =======       =======
Gross profit......................................  $ 4,989     $ 5,534     $ 5,489       $ 5,421
                                                    =======     =======     =======       =======
Net income before extraordinary item..............  $ 1,067     $ 1,195     $ 1,172       $ 1,227
                                                    =======     =======     =======       =======
Net income........................................  $ 1,067     $ 1,195     $ 1,172       $ 1,027
                                                    =======     =======     =======       =======
Diluted net income before extraordinary item per
  common share....................................  $  .045     $  .051     $  .049       $  .050
                                                    =======     =======     =======       =======
Diluted net income per common share...............  $  .045     $  .051     $  .049       $  .040
                                                    =======     =======     =======       =======

LIQUIDITY AND CAPITAL RESOURCES

     On November 23, 1999, TMNG completed its initial public offering and received net proceeds of approximately $72.1 million from the sale of 4,615,000 shares of common stock. On November 29, 1999 TMNG used $22.3 million of the proceeds from its initial public offering to repay all indebtedness. The remainder of the proceeds will be used for working capital, general corporate purposes and possibly as consideration for acquisitions.

     At January 1,2000, TMNG had approximately $51.5 million in cash and cash equivalents. TMNG believes the net proceeds of the offering, in addition to cash generated from operations, will be sufficient to meet anticipated cash requirements, including anticipated capital expenditures and consideration for possible acquisition, for at least the next 12 months. Should the Company's business expand more rapidly than expected, the Company believes that bank credit would be available to fund such operating and capital requirements.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. We do not expect the adoption to have a material impact on its financial statements.

YEAR 2000 ISSUE

     The Company established a Year 2000 compliance program to address the impact of the Year 2000 date transition on operations. This program covered internal information systems and other information technology facilities such as data communications and building management.

     The Company has completed its evaluation of all systems and applications for Year 2000 compliance prior to the end of 1999. Since the century date change, TMNG has not experienced any significant disruption in business due to Year 2000 issues.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not invest excess funds in derivative financial instruments or other market rate sensitive instruments for the purpose of managing its foreign currency exchange rate risk.

     The Company does not have material exposure to market related risks. Foreign currency exchange rate risk may become material given U.S. dollar to foreign currency exchange rate changes and significant increases in international engagements denominated in the local currency of the Company's clients.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
The Management Network Group, Inc.
Overland Park, Kansas

     We have audited the accompanying consolidated balance sheets of The Management Network Group, Inc. and subsidiaries (the "Company") as of January 1, 2000 and January 2, 1999 and the related consolidated statements of income and comprehensive income, stockholders' equity (deficiency in assets) and cash flows for the fiscal years ended January 1, 2000, January 2, 1999 and December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2000 and January 2, 1999, and the results of their operations and their cash flows for the fiscal years ended January 1, 2000, January 2, 1999 and December 31, 1997 in conformity with accounting principles generally accepted in the United States of America.

/s/  DELOITTE & TOUCHE LLP

Kansas City, Missouri
February 15, 2000

                       THE MANAGEMENT NETWORK GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                              JANUARY 2,    JANUARY 1,
                                                                 1999          2000
                                                              ----------    ----------
CURRENT ASSETS:
  Cash and cash equivalents.................................   $    959      $ 51,523
  Receivables:
     Accounts receivable....................................      5,993         8,280
     Accounts receivable -- unbilled........................      3,251         4,863
                                                               --------      --------
                                                                  9,244        13,143
     Less: Allowance for doubtful accounts..................       (120)         (350)
                                                               --------      --------
                                                                  9,124        12,793
     Other assets...........................................         51         1,048
                                                               --------      --------
          Total current assets..............................     10,134        65,364
                                                               --------      --------
Deferred Financing Costs, net...............................        447
Property and Equipment, net.................................        425           706
Deferred Tax Asset..........................................                    1,312
                                                               --------      --------
          Total Assets......................................   $ 11,006      $ 67,382
                                                               ========      ========
CURRENT LIABILITIES:
  Long-term debt -- current portion.........................   $  1,300
  Trade accounts payable....................................        959      $    888
  Trade accounts payable -- related party...................        332
  Accrued payroll, bonuses and related expenses.............        664         1,857
  Accrued interest payable..................................        440
  Other accrued liabilities.................................        176         1,200
  Income taxes payable......................................         52
  Deferred taxes............................................        186
                                                               --------      --------
          Total current liabilities.........................      4,109         3,945
                                                               --------      --------
Long-Term Debt..............................................     24,717
Deferred Taxes..............................................        451
Commitments and Contingencies
STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
  Common stock:
     Voting -- No par, 30,000,000 shares authorized;
      22,500,000 shares issued and outstanding in 1998;
      $.001 par value, 100,000,000 shares authorized;
      27,417,370 shares issued and outstanding on January 1,
      2000..................................................     18,631            27
  Preferred stock -- $.001 par value, 10,000,000 shares
     authorized; no shares issued or outstanding............
  Additional paid-in capital................................                  104,137
  Accumulated deficit.......................................    (36,599)      (32,138)
  Accumulated other comprehensive income --
  Foreign currency translation adjustment...................          2            (2)
  Unearned compensation.....................................       (305)       (8,587)
                                                               --------      --------
          Total stockholders' equity (deficiency in
            assets).........................................    (18,271)       63,437
                                                               --------      --------
Total Liabilities and Stockholders' Equity (Deficiency in
  Assets)...................................................   $ 11,006      $ 67,382
                                                               ========      ========

                See notes to consolidated financial statements.

                       THE MANAGEMENT NETWORK GROUP, INC.

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            YEAR ENDED
                                                              --------------------------------------
                                                              DECEMBER 31,   JANUARY 2,   JANUARY 1,
                                                                  1997          1999         2000
                                                              ------------   ----------   ----------
Revenues....................................................    $20,184       $32,103      $50,322
Cost of Services:
  Direct cost of services...................................     11,384        17,411       26,109
  Equity related charges....................................                      239        2,780
                                                                -------       -------      -------
          Total cost of services............................     11,384        17,650       28,889
                                                                -------       -------      -------
Gross Profit................................................      8,800        14,453       21,433
Operating Expenses:
  Selling, general and administrative.......................      3,280         6,158        9,777
  Equity related charges....................................                       22        1,998
                                                                -------       -------      -------
          Total operating expenses..........................      3,280         6,180       11,775
                                                                -------       -------      -------
Income From Operations......................................      5,520         8,273        9,658
Other Income (Expense):
  Interest income...........................................          6            18          277
  Interest expense..........................................        (30)       (2,054)      (1,998)
  Other, net................................................          8            88          (68)
                                                                -------       -------      -------
          Total other expense...............................        (16)       (1,948)      (1,789)
                                                                -------       -------      -------
Income Before Provision for Income Taxes and Extraordinary
  Item......................................................      5,504         6,325        7,869
Provision for Income Taxes..................................                   (3,282)      (3,208)
                                                                -------       -------      -------
Income Before Extraordinary Item............................      5,504         3,043        4,661
Extraordinary Item..........................................                                  (200)
                                                                -------       -------      -------
  Loss on debt extinguishment, net of tax benefit of $133
Net Income..................................................      5,504         3,043        4,461
Other Comprehensive Income --
  Foreign currency translation adjustment...................         (1)            3           (4)
                                                                -------       -------      -------
Comprehensive Income........................................    $ 5,503       $ 3,046      $ 4,457
                                                                -------       -------      -------
Income Before Extraordinary Item Per Common Share
  Basic.....................................................    $  0.24       $  0.14      $  0.20
                                                                =======       =======      =======
  Diluted...................................................    $  0.24       $  0.13      $  0.20
                                                                =======       =======      =======
Net Income Per Common Share
  Basic.....................................................                               $  0.19
                                                                                           =======
  Diluted...................................................                               $  0.19
                                                                                           =======
Shares Used in Calculation of Income Before Extraordinary
  Item and Net Income Per Common Share
  Basic.....................................................     22,500        22,500       23,056
                                                                =======       =======      =======
  Diluted...................................................     22,500        22,944       23,807
                                                                =======       =======      =======
Pro Forma Information (Unaudited)
  Pro forma provision for income taxes......................    $ 2,202       $ 2,530
                                                                =======       =======
  Pro forma net income......................................    $ 3,302       $ 3,795
Pro Forma Net Income Per Common Share (Unaudited)
  Basic.....................................................    $  0.15       $  0.17
                                                                =======       =======
  Diluted...................................................    $  0.15       $  0.17
                                                                =======       =======

                See notes to consolidated financial statements.

                       THE MANAGEMENT NETWORK GROUP, INC.

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                         COMMON STOCK
                                       $.0406 PAR 1997;
                                      NO PAR COMMENCING          COMMON STOCK
                                      FEBRUARY 12, 1998           $.0006 PAR
                                          $.001 PAR              1997; NO PAR
                                          COMMENCING              COMMENCING
                                       AUGUST 27, 1999        FEBRUARY 12, 1998                                ACCUMULATED
                                            VOTING                NON-VOTING        ADDITIONAL   RETAINED         OTHER
                                    ----------------------   --------------------    PAID-IN     EARNINGS     COMPREHENSIVE
                                      SHARES       AMOUNT      SHARES      AMOUNT    CAPITAL     (DEFICIT)   INCOME (LOSSES)
                                    -----------   --------   -----------   ------   ----------   ---------   ---------------
Balance, January 1, 1997..........    4,500,000   $      3    18,000,000    $ 11     $    399    $  1,564          $
Distributions.....................                                                                 (2,600)
Other comprehensive income --
  Foreign currency translation
  adjustment......................                                                                                  (1)
Repayments on stockholders' notes
  receivable......................
Net income........................                                                                  5,504
                                    -----------   --------   -----------    ----     --------    --------          ---
Balance, December 31, 1997........    4,500,000          3    18,000,000      11          399       4,468           (1)
Distributions.....................                                                                 (4,664)
Other comprehensive income --
  Foreign currency translation
  adjustment......................                                                                                   3
Repayments on stockholders' notes
  receivable......................
Conversion of non-voting stock to
  voting stock....................   18,000,000         11   (18,000,000)    (11)
Issuance of common stock, net of
  offering costs of $3,061........   13,500,000                                        16,939
Repurchase and cancellation of
  treasury stock..................  (13,500,000)                                                  (38,733)
Constructive distribution assumed
  to be reinvested................                                                        713        (713)
Adjustment to reflect change in
  par value.......................                  18,051                            (18,051)
Issuance of options...............                     305
Stock compensation................                     261
Net income........................                                                                  3,043
                                    -----------   --------   -----------    ----     --------    --------          ---
Balance, January 2, 1999..........   22,500,000     18,631                                        (36,599)           2
Issuance of options...............                                                     11,203
Exercise of options...............      231,169                                           444
Stock compensation................                                                      1,416
Other comprehensive income --
  Foreign currency translation
  adjustment......................                                                                                  (4)
Issuance of common stock, net.....    4,686,201          4                             72,054
Tax benefit due to exercise of
  stock options...................                                                        412
Adjustment to reflect change in
  par value.......................                 (18,608)                            18,608
Net income........................                                                                  4,461
                                    -----------   --------   -----------    ----     --------    --------          ---
Balance, January 1, 2000..........   27,417,370   $     27                  $        $104,137    $(32,138)         $(2)
                                    ===========   ========   ===========    ====     ========    ========          ===


                                                   STOCKHOLDERS'
                                      UNEARNED         NOTES
                                    COMPENSATION    RECEIVABLE      TOTAL
                                    ------------   -------------   --------
Balance, January 1, 1997..........    $                $(233)      $  1,744
Distributions.....................                                   (2,600)
Other comprehensive income --
  Foreign currency translation
  adjustment......................                                       (1)
Repayments on stockholders' notes
  receivable......................                        62             62
Net income........................                                    5,504
                                      --------         -----       --------
Balance, December 31, 1997........                      (171)         4,709
Distributions.....................                                   (4,664)
Other comprehensive income --
  Foreign currency translation
  adjustment......................                                        3
Repayments on stockholders' notes
  receivable......................                       171            171
Conversion of non-voting stock to
  voting stock....................
Issuance of common stock, net of
  offering costs of $3,061........                                   16,939
Repurchase and cancellation of
  treasury stock..................                                  (38,733)
Constructive distribution assumed
  to be reinvested................
Adjustment to reflect change in
  par value.......................
Issuance of options...............        (305)
Stock compensation................                                      261
Net income........................                                    3,043
                                      --------         -----       --------
Balance, January 2, 1999..........        (305)                     (18,271)
Issuance of options...............     (11,203)
Exercise of options...............                                      444
Stock compensation................       2,921                        4,337
Other comprehensive income --
  Foreign currency translation
  adjustment......................                                       (4)
Issuance of common stock, net.....                                   72,058
Tax benefit due to exercise of
  stock options...................                                      412
Adjustment to reflect change in
  par value.......................
Net income........................                                    4,461
                                      --------         -----       --------
Balance, January 1, 2000..........    $ (8,587)        $           $ 63,437
                                      ========         =====       ========

                See notes to consolidated financial statements.

                       THE MANAGEMENT NETWORK GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                             YEAR ENDED
                                                              ----------------------------------------
                                                              DECEMBER 31,    JANUARY 2,    JANUARY 1,
                                                                  1997           1999          2000
                                                              ------------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................    $ 5,504        $  3,043      $  4,461
  Add-back: Extraordinary item..............................                                      200
                                                                -------        --------      --------
  Income before extraordinary item..........................      5,504           3,043         4,661
  Adjustments to reconcile income before extraordinary item
    to net cash provided by operating activities:
    Depreciation and amortization...........................                        136           275
    Stock option and bonus share compensation...............                        261         4,778
    Provision for deferred income taxes (deferred tax
      benefit)..............................................                        637        (1,952)
    Provision for uncollectible advances to related party...        181            (181)
    Loss on disposition of assets...........................                                        2
    Changes in:
      Accounts receivable...................................     (1,727)         (1,735)       (2,057)
      Accounts receivable -- unbilled.......................        374          (2,148)       (1,612)
      Income tax payable....................................                                      (52)
      Other assets..........................................                        (51)         (995)
      Related party receivables.............................       (175)            201
      Trade accounts payable................................        129             825           (71)
      Trade accounts payable -- related party...............        291            (233)         (332)
      Accrued liabilities...................................         26           1,257         1,909
      Payables to related parties...........................       (300)
                                                                -------        --------      --------
         Net cash provided by operating activities..........      4,303           2,012         4,554
                                                                -------        --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment.....................                       (455)         (443)
                                                                -------        --------      --------
         Net cash used in investing activities..............                       (455)         (443)
                                                                -------        --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to shareholders.............................     (4,000)         (4,664)
  Proceeds from long-term debt..............................                     24,000
  Net borrowings under revolving credit facility............                      2,017        (2,017)
  Deferred financing costs..................................                       (553)
  Issuance of common stock, net of expenses.................                     16,939        71,618
  Payments received on stockholders' note receivable........         62             171
  Payments made on long-term debt...........................                                  (24,000)
  Payments made on notes payable -- related party...........       (350)
  Exercise of options including related tax benefits........                                      856
  Purchase of treasury stock................................                    (38,733)
                                                                -------        --------      --------
         Net cash used in financing activities..............     (4,288)           (823)       46,457
                                                                -------        --------      --------
Effect of exchange rate on cash and cash equivalents........         (1)              3            (4)
                                                                -------        --------      --------
Net increase in cash and cash equivalents...................         14             737        50,564
Cash and cash equivalents, beginning of period..............        208             222           959
                                                                -------        --------      --------
Cash and cash equivalents, end of period....................    $   222        $    959      $ 51,523
                                                                -------        --------      --------
Supplemental disclosure of cash flow information:
  Cash paid during period for interest......................    $    79        $  1,517      $  2,324
                                                                -------        --------      --------
  Cash paid during period for taxes.........................    $              $  2,581      $  5,140
                                                                =======        ========      ========
Supplemental disclosure of non-cash investing and financing
  transactions:
  Reinvested constructive distribution resulting from
    conversion to subchapter C corporation..................    $              $    713      $
                                                                =======        ========      ========

                See notes to consolidated financial statements.

                       THE MANAGEMENT NETWORK GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. ORGANIZATION

     Nature of Operations -- The Management Network Group, Inc. ("TMNG" or the "Company") was formed on April 1, 1993 as a management consulting firm specializing in global competitive telecommunications. Primary services include serving wireless and wireline communications carriers in all industry segments, and the technology and investment firms that support the telecommunications industry. A majority of the Company's revenues are to customers in the United States, however the Company also provides services to customers in the United Kingdom, Canada and other foreign countries. The Company's business is international in scope with corporate offices in Kansas City.

     Recapitalization -- On February 12, 1998, TMNG entered into a series of transactions that resulted in a leveraged recapitalization (the "recapitalization") of the Company. Prior to the recapitalization, the Company made distributions totaling approximately $4.7 million to its stockholders and all stockholders' notes receivable were paid off. The recapitalization included the following transactions:

     - All authorized non-voting common stock was converted to voting common stock and the Company declared a 3,272.73-for-one stock split resulting in total authorized shares of 30 million with 22.5 million issued and outstanding. In connection with this stock split, the Company changed its par common stock to no par common stock. All historical share data has been retroactively restated for the effect of the stock split.

     - Behrman Capital II, LP ("Behrman") organized Behrman Capital TMNG, Inc. ("NEWCO") with contributed capital of $20.0 million and Behrman owning 100% of NEWCO capital stock. NEWCO was formed as a transitory corporation solely for the purpose of effecting the recapitalization and has not carried on any activities to date other than those incident to its formation and the recapitalization.

     - Behrman exchanged 100% of its NEWCO stock for 13.5 million newly issued shares of TMNG common stock. NEWCO was then merged with and into TMNG with TMNG as the surviving corporation, at which time TMNG changed its income tax status to a subchapter "C" corporation from an subchapter "S" corporation. Offering costs of approximately $3.1 million were charged against additional paid-in capital at the time of the merger.

     - TMNG entered into a senior bank credit facility that provided $24.0 million in term loans and a $5.0 million revolving credit facility from a syndicate of banks. TMNG utilized the funds provided by the credit facility and the proceeds from the merger with NEWCO to acquire 13.5 million shares of common stock from existing stockholders (as of December 31, 1997) for an aggregate cost of approximately $38.7 million. Such treasury shares were then retired. The costs to enter into the credit facility of approximately $500,000, were capitalized.

     The Company accounted for this series of transactions as a financial restructuring/recapitalization requiring continuation of the historical cost basis.

     Reincorporation -- During fiscal year 1999, the board of directors approved the amendment of the Company's Certificate of Incorporation, which included, among other things, reincorporation of the Company in the State of Delaware and a change in the par values and total number of shares of common stock and preferred stock of which the Company is authorized to issue.

     Public Offering -- On November 22, 1999, the Company completed an initial public offering of 5,307,250 shares of Common Stock at an initial offering price of $17.00 per share. Of the 5,307,250 shares of Common Stock offered, 4,615,000 shares were issued and sold by the Company and 692,250 shares were sold by existing stockholders. Prior to the initial public offering, there was no public market for the Company's capital stock.

                       THE MANAGEMENT NETWORK GROUP, INC.

     The Company did not receive any of the proceeds from the sales of the shares sold by the existing stockholders. The net proceeds to the Company from the initial public offering, after deducting applicable underwriting discounts and offering expenses, was approximately $71.5 million. Approximately $22.3 million of the net proceeds to the Company was used to repay outstanding debt.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation -- The consolidated statements include the accounts of TMNG and its wholly-owned subsidiaries, The Management Network Group Europe Ltd. ("TMNG-Europe"), formed on March 19, 1997, based in the United Kingdom, The Management Network Group Canada Ltd. ("TMNG-Canada"), formed on May 14, 1998, based in Toronto, Canada and TMNG.com, Inc., formed in June 1999. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Fiscal Year -- Effective January 1, 1998, the Company adopted a 52/53 week fiscal year, changing the year-end date from December 31, to the Saturday nearest December 31. The fiscal years ended January 1, 2000 and January 2, 1999 each had 52 weeks and are referred to herein as fiscal year 1999 and 1998, respectively. All references herein for 1997 represent the year ended December 31, 1997. TMNG-Europe and TMNG-Canada maintain year-end dates of December 31.

     Contracts -- The Company enters into both time and materials and fixed price contracts with its customers. A substantial majority of TMNG's contracts are based upon time and materials with a not to exceed total contract price. Under a time and materials contract the customer pays a negotiated daily rate for all services performed plus expenses incurred. Under a fixed price contract the customer pays a predetermined fixed price for all services performed regardless of the professional time required. Fixed price contracts generally involve immaterial amounts and are of short duration.

     Prior to January 3, 1999 TMNG subcontracted with several companies (five of which were related parties to TMNG through certain common ownership or are owned by employees of TMNG) to provide consultants acting as independent contractors to render the services required under the customer contracts. These subcontracts were on a time and materials basis, contained confidentiality/noncompete provisions and could be terminated by either party on 30 days prior notice.

     Revenue Recognition -- Time and materials service revenues and related time and materials service costs are recorded in the period in which the service is performed. Fixed price service contract revenues and related costs are recognized upon contract completion under the completed contract method.

     Cash and Cash Equivalents -- Cash and cash equivalents include cash on hand and short-term investments with original maturities of three months or less when purchased.

     Property and Equipment -- Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is based on the estimated useful lives of the assets and is computed using the straight-line method. Asset lives range from three to seven years for computers and equipment. Leasehold improvements are capitalized and amortized over the life of the lease.

     Maintenance and repairs are charged to expense as incurred. The cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is recognized in income.

     Intangible Assets -- Deferred financing costs were capitalized and amortized over the term of the related credit facility using the straight-line method which approximates the effective interest rate method. Unamortized deferred financing costs were charged to operations as an extraordinary item upon repayment of the Company's long-term debt in November 1999.

                       THE MANAGEMENT NETWORK GROUP, INC.

     Long-Lived Assets -- The Company, using its best estimates based on reasonable and supportable assumptions and projections, reviews for impairment long-lived assets and certain identifiable intangibles to be held and used whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable when compared to an estimate of future undiscounted net cash flows expected to result from the use of these assets. Management has concluded no financial statement adjustment is currently required.

     Income Taxes -- The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements. A valuation allowance is provided when, in the opinion of management, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

     As described in Note 1, the Company converted to a subchapter "C" corporation for income tax reporting purposes effective February 12, 1998. Deferred tax liabilities of approximately $1.1 million were recorded on February 12, 1998, in conjunction with the conversion, for the cumulative temporary differences (see Note 6). Prior to February 12, 1998, the Company elected to be treated as a subchapter "S" corporation under the Internal Revenue Code and thus was treated substantially as a partnership for income tax purposes. Accordingly, until the time of conversion to a subchapter "C" corporation, the individual stockholders were responsible for their proportionate share of the corporate taxable income or loss for federal and state income tax reporting purposes.

     Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Foreign Currency Transactions and Translation -- The 1997, fiscal year 1998 and fiscal year 1999 consolidated financial statements include TMNG -- Europe (located in the United Kingdom). The fiscal year 1998 and fiscal year 1999 consolidated financial statements also include TMNG -- Canada. Both entities conduct business primarily denominated in their respective local currency. Assets and liabilities have been translated to U.S. dollars at the period-end exchange rate. Income and expenses have been translated at exchange rates which approximate the average of the rates prevailing during each period. Translation adjustments are reported as a separate component of other comprehensive income in the consolidated statements of stockholders' equity. Realized and unrealized exchange gains and losses included in results of operations were insignificant for all periods presented.

     Stock-Based Compensation -- The Company accounts for stock based compensation for employees in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related Interpretations and for stock-based compensation for non-employees in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."

     Reverse Stock Split -- Effective November 8, 1999 the Company amended its Certificate of Incorporation to give effect for a 1-for-2 reverse stock split for all issued and outstanding shares of voting and non-voting common stock. All issued and outstanding share and per share data has been retroactively adjusted to reflect this reverse split.

     Warrant Grant -- On October 29, 1999, the Company issued a significant customer a warrant to purchase 500,000 shares of common stock at an exercise price of $2.00 per share. As of January 1, 2000 all shares under the warrant are exercisable. The expected fair value of this warrant is approximately $5.2 million based on an expected life of 3 years and will be recognized as future equity related charges in operations. Additionally on December 10, 1999, the Company entered into a consulting services agreement with this

                       THE MANAGEMENT NETWORK GROUP, INC.

customer under which such customer will commit to $22 million of consulting fees over a three-year period commencing January 1, 2000.

     Net Income Per Share -- Basic net income per share was computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, in the weighted average number of common shares outstanding for a period, if dilutive.

     The reconciliation of the net income and weighted average common shares outstanding included in the computation of basic and diluted net income per common share for 1997, fiscal year 1998 and fiscal year 1999 is as follows (amounts in thousands except per share data). There were no dilutive securities outstanding in 1997.

                                                                         FISCAL     FISCAL
                                                               1997       1998       1999
                                                              -------    -------    -------
Net income for basic and diluted earnings per share:
  Income before taxes and extraordinary item................  $ 5,504    $ 6,325    $ 7,869
  Income tax provision......................................              (3,282)    (3,208)
                                                              -------    -------    -------
  Adjusted net income before extraordinary item.............    5,504      3,043      4,661
  Extraordinary item........................................                           (200)
                                                              -------    -------    -------
  Net income................................................  $ 5,504    $ 3,043    $ 4,461
                                                              =======    =======    =======
Weighted average shares of common stock outstanding:
  Weighted average shares of common stock outstanding for
     basic earnings per share...............................   22,500     22,500     23,056
  Effect of stock options...................................                 444        659
  Effect of warrants........................................                             92
                                                              -------    -------    -------
  Weighted average shares of common stock outstanding for
     diluted earnings per share.............................   22,500     22,944     23,807
                                                              =======    =======    =======
Basic earnings per share:
  Net income before extraordinary item......................  $  0.24    $  0.14    $  0.20
  Extraordinary item........................................                          (0.01)
                                                              -------    -------    -------
  Net income................................................  $  0.24    $  0.14    $  0.19
                                                              =======    =======    =======
Diluted earnings per share:
  Net income before extraordinary item......................  $  0.24    $  0.13    $  0.20
  Extraordinary item........................................                          (0.01)
                                                              -------    -------    -------
  Net income................................................  $  0.24    $  0.13    $  0.19
                                                              =======    =======    =======

     New Accounting Standards -- The FASB recently issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was amended by SFAS no. 137 which requires adoption of the SFAS requirements for fiscal years beginning after June 30, 2000. This standard establishes accounting and reporting requirements for derivative financial instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In the opinion of management, the effect of adoption of this standard will not have a material impact to operating results of the Company.

                       THE MANAGEMENT NETWORK GROUP, INC.

     Pro Forma Information -- Pro forma information included in the consolidated statements of income and comprehensive income is unaudited and included to reflect the pro forma effect of providing income taxes on previously untaxed subchapter "S" net income. This effect is calculated as follows:

        Pro forma income tax expense -- assumed 40% effective tax rate.

        Pro forma basic and diluted common shares -- include the effect of common share issuance and stock option exercise in accordance with SFAS No. 128, "Earnings per Share."

     Fair Value of Financial Instruments -- The fair values of asset and liability financial instruments approximate the carrying values.

 3. MAJOR CUSTOMERS AND SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

     Major customers in terms of significance to TMNG's revenues (i.e. in excess of 10% of revenues) for the year ended December 31, 1997 and fiscal years 1998 and 1999, and accounts receivable as of January 2, 1999 and January 1, 2000 are as follows (amounts in thousands):

                                              REVENUES                    ACCOUNTS RECEIVABLE
                                ------------------------------------    ------------------------
                                          FISCAL YEAR    FISCAL YEAR    JANUARY 2,    JANUARY 1,
                                 1997        1998           1999           1999          2000
                                ------    -----------    -----------    ----------    ----------
Customer A....................  $7,928
Customer B....................   2,524
Customer C....................              $4,138                        $1,121
Customer D....................               4,093                         2,354
Customer E....................               5,412         $19,925         1,440        $4,598
Customer F....................                               7,322                       1,550

     All of TMNG's receivables are obligations of companies in the telecommunications industry. The Company generally does not require collateral or other security on their accounts receivable. The credit risk on these accounts is controlled through credit approvals, limits and monitoring procedures.

     A non-executive member of the TMNG board of directors also serves as a non-executive director of Customer E.

     Revenue earned outside the United States for the year ended December 31, 1997 was not significant. Revenues earned in the United States and internationally based on domiciles of project owner for fiscal year 1998 and fiscal year 1999 are as follows: (amounts in thousands):

                                              FISCAL YEAR 1998            FISCAL YEAR 1999
                                          ------------------------   ---------------------------
                                                                                 INCOME BEFORE
                                                                                INCOME TAXES AND
                                                     INCOME BEFORE               EXTRAORDINARY
                                          REVENUES   INCOME TAXES    REVENUES         ITEM
                                          --------   -------------   --------   ----------------
United States...........................  $26,914       $5,336       $36,375         $5,688
International:
  Switzerland...........................      758          150         7,322          1,145
  Canada................................    3,541          697         2,211            346
  Ireland...............................                               1,826            286
  United Kingdom........................      448           88         1,567            245
  Other.................................      442           54         1,021            159
                                          -------       ------       -------         ------
          Total.........................  $32,103       $6,325       $50,322         $7,869
                                          =======       ======       =======         ======

     No significant long-lived assets are deployed outside the United States.

                       THE MANAGEMENT NETWORK GROUP, INC.

     TMNG currently operates in one segment, consulting to the telecommunications industry, based on the way management makes decisions, allocates resources and assesses performance.

 4. PROPERTY AND EQUIPMENT

                                                         JANUARY 2,    JANUARY 1,
                                                            1999          2000
                                                         ----------    ----------
                                                                 (000'S)
Furniture and fixtures.................................     $ 69          $224
Software and computer equipment........................      256           514
Leasehold improvements.................................      130           159
                                                            ----          ----
                                                             455           897
Less: accumulated depreciation and amortization........       30           191
                                                            ----          ----
                                                            $425          $706
                                                            ====          ====

     Depreciation and amortization expense was approximately $30,000 and $161,000 for fiscal year 1998 and fiscal year 1999, respectively.

 5. LONG-TERM DEBT

                                                              JANUARY 2,
                                                                 1999
                                                              ----------
                                                               (000'S)
Term loans..................................................   $24,000
Revolving credit facility...................................     2,017
                                                               -------
                                                                26,017
Less long-term debt -- current portion......................     1,300
                                                               -------
                                                               $24,717
                                                               =======

     As of January 2, 1999, the Company had a $29.0 million secured credit facility, as amended, with substantially all assets of the Company pledged as collateral. During November 1999, the Company paid off all outstanding debt amounts and terminated a related interest rate cap agreement.

     The weighted average interest rate for the revolving line of credit was 9.59% and 9.03% in fiscal years 1998 and 1999, respectively.

                       THE MANAGEMENT NETWORK GROUP, INC.

 6. INCOME TAXES

     For the fiscal year 1998 and fiscal year 1999, the income tax provision consists of the following (amounts in thousands):

                                                        FISCAL YEAR    FISCAL YEAR
                                                           1998           1999
                                                        -----------    -----------
Federal
  Current.............................................    $2,090         $ 3,602
  Deferred tax benefit................................      (391)         (1,708)
                                                          ------         -------
                                                           1,699           1,894
State
  Current.............................................       491             990
  Deferred tax benefit................................       (40)           (244)
                                                          ------         -------
                                                             451             746
Foreign...............................................        64             568
                                                          ------         -------
                                                           2,214           3,208
Deferred recorded on conversion to subchapter "C"
  Corporation.........................................     1,068
                                                          ------         -------
  Total...............................................    $3,282         $ 3,208
                                                          ======         =======

     The following is a reconciliation between the provision for income taxes and the amounts computed at the statutory federal income tax rate (amounts in thousands):

                                                       FISCAL YEAR       FISCAL YEAR
                                                           1998              1999
                                                      --------------    --------------
                                                      AMOUNT     %      AMOUNT     %
                                                      ------    ----    ------    ----
Computed expected federal income tax expense........  $2,214    35.0    $2,754    35.0
State income tax expense, net of federal benefit....     285     4.5       437     5.6
Conversion to subchapter "C" corporation............   1,068    16.9
Subchapter "S" corporation earnings (January 1, 1998
  to February 11, 1998).............................    (318)   (5.0)
Other...............................................      33     0.5        17     0.2
                                                      ------    ----    ------    ----
          Total.....................................  $3,282    51.9    $3,208    40.8
                                                      ======    ====    ======    ====

     Items giving rise to the provision for deferred income taxes (benefit) excluding the deferred tax expense recorded on conversion to subchapter "C" corporation (amounts in thousands):

                                                              FISCAL YEAR    FISCAL YEAR
                                                                 1998           1999
                                                              -----------    -----------
Bad debt reserve............................................     $ (20)        $   (94)
Stock option compensation expense...........................      (104)         (1,492)
Change from cash to accrual tax basis accounting............      (270)           (262)
Other.......................................................       (37)           (104)
                                                                 -----         -------
          Total.............................................     $(431)        $(1,952)
                                                                 =====         =======

                       THE MANAGEMENT NETWORK GROUP, INC.

     The significant components of deferred income tax assets and liabilities and the related balance sheet classifications, as of January 2, 1999 and January 1, 2000 are as follows (amounts in thousands):

                                                              JANUARY 2,    JANUARY 1,
                                                                 1999          2000
                                                              ----------    ----------
Current deferred tax assets (liabilities):
  Bad debt reserve..........................................    $  46         $  140
  Prepaid expenses..........................................      (19)
  Accrued expenses..........................................       57            137
  Change from cash to accrual tax basis
     accounting -- current portion..........................     (270)          (274)
                                                                -----         ------
          Net current deferred tax asset (liability)........    $(186)        $    3
                                                                =====         ======
Non-current deferred tax assets (liabilities):
  Change from cash to accrual tax basis accounting..........    $(540)        $ (274)
  TMNG -- Europe -- cumulative net operating losses.........      134            125
  Stock option compensation expense.........................      104          1,596
  Other.....................................................      (15)           (10)
                                                                -----         ------
                                                                 (317)         1,437
  Valuation allowance.......................................     (134)          (125)
                                                                -----         ------
          Net non-current deferred tax asset (liability)....    $(451)        $1,312
                                                                =====         ======

     The Company has foreign net operating loss carryforwards totaling approximately $447,000 and $417,000 as of January 2, 1999 and January 1, 2000, respectively. The utilization of such net operating loss carryforwards is restricted to the earnings of specific foreign subsidiaries. A valuation allowance has been established for the Company's deferred income tax asset related to the future benefit of net operating losses related to TMNG -- Europe, as management cannot assess the likelihood that the future tax benefit will be realized in that tax jurisdiction. An allowance of $134,000 and $125,000 has been recorded as of January 2, 1999 and January 1, 2000, respectively.

 7. OPERATING LEASES

     The Company leases office facilities and an automobile under non-cancelable operating leases expiring at various dates through May 2004. Total rental expense was approximately $27,000, $40,000 and $110,000 for 1997, fiscal year 1998 and fiscal year 1999, respectively. As of January 1, 2000, the future minimum payments under operating leases are as follows (amounts in thousands):

                        FISCAL YEAR
                        -----------
2000........................................................  $ 87
2001........................................................    82
2002........................................................    83
2003........................................................    58
2004........................................................     2
                                                              ----
                                                              $312
                                                              ====

 8. STOCK OPTION PLAN AND STOCK BASED COMPENSATION

     The Company has 1,950,000 shares of the Company's Common Stock authorized for issuance under the Company's 1998 Equity Incentive Plan (the "Plan"). The Plan is the result of the combination of two plans during fiscal 1999. The Plan provides the Company's Common Stock for the granting of incentive stock options and nonqualified stock options to employees, and nonqualified stock options to employees, directors and consultants. Incentive stock options are granted at an exercise price of not less than fair value per share of

                       THE MANAGEMENT NETWORK GROUP, INC.

the common stock on the date of grant as determined by the board of directors. Vesting and exercise provisions are determined by the board of directors. Options granted under the Plan generally become exercisable over a three to four year period beginning on the date of grant. Options granted under the Plan have a maximum term of ten years.

FISCAL YEAR 1998 OPTIONS GRANTED

                                                                                      WEIGHTED
                                                         WEIGHTED     WEIGHTED        AVERAGE
                                               NUMBER    AVERAGE    AVERAGE FAIR     REMAINING
                                                 OF      EXERCISE   VALUE AT DATE   CONTRACTUAL
                                               SHARES     PRICE       OF GRANT      LIFE (YEARS)
                                               -------   --------   -------------   ------------
Exercise price equals fair market value:
  Granted during fiscal year 1998............  889,750    $1.48         $1.48             --
  Outstanding at January 2, 1999.............  889,750    $1.48         $1.48             --
  Exercisable at January 2, 1999.............       --    $  --         $  --             --
  Outstanding at January 1, 2000.............  736,081    $1.48         $1.48           8.50
  Options forfeited during fiscal year
     1999....................................   22,500    $1.48         $1.48             --
  Exercisable at January 1, 2000.............  189,581    $1.48         $1.48             --
  Exercised during fiscal year 1999..........  131,169    $1.48         $1.48             --
Exercise price less than fair market value:
  Granted during fiscal year 1998............  210,000    $1.52         $3.50             --
  Outstanding at January 2, 1999.............  210,000    $1.52         $3.50             --
  Exercisable at January 2, 1999.............       --    $  --         $  --             --
  Outstanding at January 1, 2000.............  210,000    $1.52         $3.50           9.00
  Exercisable at January 1, 2000.............   70,000    $1.52         $3.50             --

FISCAL YEAR 1999 OPTIONS GRANTED

                                                                                      WEIGHTED
                                                         WEIGHTED     WEIGHTED        AVERAGE
                                              NUMBER     AVERAGE    AVERAGE FAIR     REMAINING
                                                OF       EXERCISE   VALUE AT DATE   CONTRACTUAL
                                              SHARES      PRICE       OF GRANT      LIFE (YEARS)
                                             ---------   --------   -------------   ------------
Exercise price less than fair market value:
  Granted during fiscal year 1999..........  1,174,625    $2.38        $10.62             --
  Outstanding at January 1, 2000...........  1,074,625    $2.37        $10.71           9.69
  Exercisable at January 1, 2000...........     37,500    $2.00        $ 8.90             --
  Exercised during fiscal year 1999........    100,000    $2.50        $ 9.68             --

     The Company applies APB Opinion No. 25 ("APB 25") and related interpretations in accounting for its stock option grants to employees and certain non-employees. Options granted prior to December 8, 1998 were issued at fair value. Options granted subsequent to December 7, 1998 were issued at less than fair value. In connection with APB 25 grants issued in fiscal year 1998 and fiscal year 1999, the Company recorded unearned compensation of approximately $305,000 and $11.2 million, respectively, representing the difference between the exercise price and the fair value of the common stock on the dates such stock options were granted. Such amount is being amortized by charges to operations on a graded vesting method over the corresponding vesting period of each respective option, generally three to four years. Compensation expense for fiscal year 1998 was insignificant due to the short period the grants with unearned compensation were outstanding.

                       THE MANAGEMENT NETWORK GROUP, INC.

     The Company accounts for its stock option awards to independent contractors and other non-employees in accordance with the fair value measurement provision of SFAS No. 123. Consequently, the cost of these options are recognized in the current and future reporting periods based on the fair value at the end of each period. The fair value of each option grant during fiscal year 1998 and fiscal year 1999 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                        FISCAL YEAR 1998    FISCAL YEAR 1999
                                                        ----------------    ----------------
Expected volatility factor............................       55%                 60%
Risk-free interest rate...............................  4.24% - 5.65%       4.56% - 5.60%
Expected life.........................................     5 years             5 years
Expected dividend rate................................        0%                  0%

     The Company recognizes compensation cost over the vesting periods. These options have resulted in equity related charges to operations of approximately $261,000 and $4.3 million for fiscal year 1998 and fiscal year 1999, respectively. These expenses have been allocated among various expense categories.

     If compensation cost for the Company's APB 25 grants had been determined based upon the fair value at the grant date, consistent with the Black-Scholes option pricing methodology using the assumptions above, the Company's net income for fiscal year 1998 and fiscal year 1999 would have decreased by approximately $66,000 and $280,000, respectively.

     For purposes of pro forma disclosures, the estimated fair value of options is amortized to pro forma expense over the options' vesting period. Pro forma information for fiscal year 1998 and fiscal year 1999 (in thousands, except per share amounts):

                                                              FISCAL YEAR    FISCAL YEAR
                                                                 1998           1999
                                                              -----------    -----------
Net Income before extraordinary item:
  As reported...............................................    $3,043         $4,661
                                                                ======         ======
  Pro forma.................................................    $2,977         $4,381
                                                                ======         ======
Basic and diluted net income before extraordinary item per
  share:
  Basic.....................................................    $ 0.14         $ 0.20
                                                                ======         ======
  Diluted...................................................    $ 0.13         $ 0.20
                                                                ======         ======
Basic and diluted pro forma net income before extraordinary
  item per share:
  Basic.....................................................    $ 0.13         $ 0.19
                                                                ======         ======
  Diluted...................................................    $ 0.13         $ 0.18
                                                                ======         ======

     During fiscal year 1999, the Company issued 71,201 shares of common stock representing bonus compensation to certain employees. The Company calculated expense related to these shares at the fair value of the shares at the date of issuance. Accordingly, compensation expense of $441,000 was charged to operations.

 9. RELATED PARTY TRANSACTIONS

     Two members of the TMNG board of directors are also directors of a customer with which TMNG does business. During fiscal year 1998 and fiscal year 1999, the Company earned revenues from this customer of approximately $330,000 and $2.6 million, respectively. Receivables from this customer at January 2, 1999 and January 1, 2000 were approximately $275,000 and $396,000, respectively. Additionally, venture funds affiliated with TMNG's majority shareholder hold shares of preferred stock of this customer that are convertible into approximately 25% of the customer's outstanding common stock.

                       THE MANAGEMENT NETWORK GROUP, INC.

     Prior to January 3, 1999 TMNG subcontracted with five companies owned by certain stockholders and employees of TMNG. These companies provided consultants (acting as independent contractors) to TMNG to render consulting services to TMNG customers. Total services received from these companies was approximately $9.6 million and $14.9 million in 1997 and fiscal 1998, respectively, and are included in cost of services in the statements of income representing the fair value of the services provided. Included in accounts payable at January 2, 1999 are balances due for such services of approximately $332,000.

     During 1997, fiscal year 1998 and fiscal year 1999, TMNG made payments of approximately $200,000, $77,000 and $105,000, respectively, to a company owned by a significant stockholder of TMNG. In addition, TMNG made a payment of $100,000 in 1997 to a stockholder. Such payments were for services rendered under consulting agreements between TMNG and the respective affiliated company and/or shareholder. These expenses were classified as selling, general and administrative in the accompanying statements of income and comprehensive income.

     During 1997 TMNG incurred interest expense on notes and distributions payable of approximately $30,000 for certain related parties. The interest rate applied was 7.0%.

10. CONTINGENCIES

     During 1997, one of the Company's customers entered Chapter 11 of the bankruptcy code. According to the bankruptcy code, certain payments made within a specified period of time prior to the date of the bankruptcy filing and payments made subsequent to the date of the bankruptcy filing which are not previously authorized, could be declared "preference payments". Under certain conditions, preference payments could be required to be remitted to the bankruptcy trustee for satisfaction of general creditor claims. During fiscal year 1998, the bankruptcy trustee filed suit against the Company for preferential payments received prior to and subsequent to the bankruptcy filing, and related damages of approximately $1.9 million. The total amount of payments received from this customer during the specified preference period aggregated approximately $320,000 and which may be declared preference payments. In the opinion of management, resolution of this legal action will not have a material adverse effect on the Company's consolidated results of operations, cash flows or financial position.

     During 1997, the Company discovered that its TMNG-Europe general manager and director had drawn Company funds without authorization. The director resigned from TMNG-Europe during the year ended December 31, 1997 and claimed that he was owed unpaid remuneration and reimbursable expenses. During 1998, the Company received approximately $92,000 from the former director in settlement of the claim.

     The Company may become involved in various legal and administrative actions arising in the normal course of business. These could include actions raised by taxing authorities challenging the employment status of consultants utilized by the Company. While the resolution of any of such actions or the matter described above may have an impact on the financial results for the period in which it is resolved, the Company believes that the ultimate disposition of these matters will not have a material adverse effect upon its consolidated results of operations, cash flows or financial position.

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     "Election of Directors" and Section 16(a) Beneficial Ownership Reporting Compliance" to be contained in the Proxy Statement are hereby incorporated by reference.

     The following table sets forth certain information regarding executive officers and directors as of January 1, 2000:

                   NAME                      AGE                    POSITION
                   ----                      ---                    --------
Grant G. Behrman(1)........................  46    Chairman of the Board
                                                   President, Chief Executive Officer and
Richard P. Nespola.........................  55    Director
Ralph R. Peck..............................  49    Vice President
Micky K. Woo...............................  46    Vice President and Director
Donald E. Klumb............................  37    Vice President and Chief Financial Officer
Christopher D. Mitchell....................  38    Secretary
William M. Matthes(1)......................  39    Director
Mario M. Rosati(2).........................  53    Director
Dennis G. Sisco............................  54    Director
Roy A. Wilkens(1)(2).......................  57    Director

---------------
(1) Member of the compensation committee

(2) Member of the audit committee

     Grant G. Behrman has served as the Chairman of the Board since February 1998. Mr. Behrman currently serves as Managing Partner of Behrman Capital, a private equity firm, and was a founding partner of that firm. At Behrman Capital, he has primary responsibility for investments made in the information technology and outsourcing areas. Prior to founding Behrman Capital, Mr. Behrman was a founding member of Morgan Stanley's Venture Capital Group where he worked from 1981 to 1991, and a consultant with the Boston Consulting Group from 1977 to 1981. Mr. Behrman is a director of Visual Networks, Inc., a telecommunications equipment manufacturer, and several private companies including Groundswell, Inc., a web strategy, design and hosting firm. Mr. Behrman received an M.B.A. with distinction from the Wharton Graduate School of Business in 1977. Mr. Behrman received his undergraduate degree in Business from the University of the Witwatersrand (South Africa).

     Richard P. Nespola has served as President and Chief Executive Officer and founded TMNG in 1990. Prior to founding TMNG, from 1989 to 1990, Mr. Nespola served as Senior Vice President and Chief Operating Officer of Telesphere Communications, a communications service provider. From 1986 through 1989, he held the positions of Vice President of Financial Operations and Senior Vice President of Strategic Markets and Product Pricing at Sprint. He also served as the Senior Director of Revenue and Treasury Operations at MCI from 1982 to 1986. Mr. Nespola is a director of Groundswell, Inc., a web strategy, design and hosting firm. Mr. Nespola is also a frequent chair of industry forums and noted conference speaker. Mr. Nespola received his B.A. and his M.B.A. from Long Island University.

     Ralph R. Peck has served as Vice President and has been a partner with TMNG since August 1991. From 1986 to 1988, Mr. Peck was a Director of Revenue Management at Sprint and the Senior Manager for both West Coast Financial Operations Revenue and Treasure Systems Management at MCI from 1984 to 1986. In these positions, Mr. Peck had responsibility for billing systems, billing center management, revenue and treasury management, new product development, and customer database conversions. Mr. Peck received his B.S.B.A. from American University.

     Micky K. Woo has served as Vice President and as a director, and he has been a partner with TMNG since December 1991. Prior to joining TMNG, Mr. Woo served from June 1989 to November 1999 as Vice President of Information Systems and Revenue Assurance at Telesphere Communications, a communications service provider. From 1987 to 1989, Mr. Woo was the Director of Revenue and Treasury Management at Sprint and from 1983 to 1987 he served in management at MCI, including Senior Manager of Receivables Management, Senior Manager of the East Coast Billing Center, and the Senior Manager of Revenue Reporting and Analysis. Prior to entering the telecommunications industry, Mr. Woo was a consultant with Price Waterhouse. Mr. Woo received his B.A. in Computer Science and an M.A. in accounting from the University of Iowa.

     Donald E. Klumb has served as Vice President and Chief Financial Officer since July 1999. From June 1998 to July 1999, Mr. Klumb was a partner at Deloitte & Touche LLP and headed the firm's Midwest telecommunications and high technology practice. From 1992 to 1998, he was a senior manager with Deloitte & Touche. Mr. Klumb received his B.S. in accounting from the University of Wisconsin-Milwaukee and is a certified public accountant.

     Christopher D. Mitchell has served as Secretary since September 1999. Since February 1995, Mr. Mitchell has been a partner in the Palo Alto, California law firm of Wilson Sonsini Goodrich & Rosati, one of the premier legal firms for high technology companies. From April 1989 through January 1995, Mr. Mitchell was an associate with the firm. Mr. Mitchell received his B.A. from Haverford College and his J.D. from the University of Minnesota.

     William M. Matthes has served as a director since February 1998. Mr. Matthes joined Behrman Capital, a private equity firm, in April 1996 and has served as a Managing Partner of Behrman Capital since January 1999. Prior to joining Behrman Capital, Mr. Matthes was Chief Operating Officer of Holsted Marketing, Inc., a direct marketing company from July 1994 to April 1996. From December 1989 to July 1994, Mr. Matthes was a General Partner at Brentwood Associates, a private equity firm. Mr. Matthes currently serves on the board of Starwood Financial Trust and several private companies, including Groundswell, Inc., a web strategy, design, and hosting firm, where he serves as Chairman of the Board. Mr. Matthes received his M.B.A. from Harvard Business School in 1986 where he was both a Baker Scholar and a Loeb Rhoades Fellow. Mr. Matthes also received his A.B. in Economics from Stanford University, where he graduated with honors and distinction.

     Mario M. Rosati has served as a director since June 1999. Mr. Rosati is a member of the executive committee of Wilson, Sonsini, Goodrich & Rosati. He has been with the law firm since 1971, first as an associate and then as a member since 1975. He is a member of the board of directors of Aehr Test Systems, a semiconductor equipment company, Genus, Inc., a semiconductor equipment company Mypoints.com, Inc., an internet-based direct marketing company, Ross Systems, Inc., a software company, Sanmina Corporation, an electronics contract manufacturing company, Symyx Technologies, a combinatorial materials science company, and Vivus, Inc., a medical device company. Mr. Rosati received his B.A. from the University of California at Los Angeles and his J.D. from the University of California at Berkeley, Boalt Hall School of Law.

     Dennis G. Sisco has served as a director since February 1998. Since January 1998, Mr. Sisco has been a partner with Behrman Capital. From 1993 to 1997, Mr. Sisco served as an Executive Vice President of Dun and Bradstreet and as President of D&B Enterprises, a venture capital operation of Dun & Bradstreet. From 1989 to 1983, Mr. Sisco served as an Executive Vice President of Cognizant Corporation, a business information services provider. Previously, Mr. Sisco held several operating positions in technology companies and served as a General Partner at Oak Investment Partners, a venture capital partnership. Mr. Sisco specializes in the information technology area and currently serves on the boards of Aspect Development, Inc., a software product and information services company, The Gartner Group, Inc., a market research firm, and TSI Software International, Ltd., an e-business and microwave software products company. Mr. Sisco graduated with honors from Western Maryland College with a B.A. in Economics.

     Roy A. Wilkens has served as a director since June 1999. In 1985, Mr. Wilkens founded WilTel, Inc., a wholesale communications carrier, a subsidiary of The Williams Companies, an oil and gas pipeline company.

Mr. Wilkens was the Chief Executive Officer of WilTel Inc. from 1985 to 1995. In 1995, Wiltel was acquired by LDDS Communications, a predecessor company to MCI Worldcom, and Mr. Wilkens remained as Chief Executive Officer of Wiltel until 1997. Prior to 1985, Mr. Wilkens served as the President of Williams Pipeline Company, a subsidiary of The Williams Companies. In 1992, President George Bush appointed Mr. Wilkens to the National Security Telecommunications Advisory Council. He has also served as chairman of both the Competitive Telecommunications Association and the National Telecommunications Network. Mr. Wilkens is Chairman of Williams Communications Group and is a member of the board of directors of McLeodUSA Incorporated, a communications services provider, Splitrock Services, Inc., a competitive local telephone company, and UniDial, Inc., a telecommunications services provider.

ITEM 11. EXECUTIVE COMPENSATION

     "Executive Compensation" to be contained in the Proxy Statement is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     "Security Ownership of Certain Beneficial Owners and Management" to be contained in the Proxy Statement is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     "Certain Relationships and Transactions with Related Persons" to be contained in the Proxy Statement is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Annual Report on Form 10-K:

          (1) The response to this portion of Item 14 is set forth in Item 8 of
     Part II hereof.

          (2) Financial Statement Schedules.

     Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

          (3) Exhibits

     See accompanying Index to Exhibits. The Company will furnish to any stockholder, upon written request, any exhibit listed in the accompanying Index to Exhibits upon payment by such stockholder of the Company's reasonable expenses in furnishing any such exhibit.

     (b) Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Overland Park, State of Kansas, on the 15th day of March 2000.

                                          THE MANAGEMENT NETWORK GROUP, INC.

                                          By:    /s/ RICHARD P. NESPOLA

                                            ------------------------------------
                                                     Richard P. Nespola
                                               President and Chief Executive
                                                           Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Richard P. Nespola as his attorney-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments to said Report.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

               /s/ RICHARD P. NESPOLA                    President, Chief Executive     March 28, 2000
-----------------------------------------------------       Officer and Director
                 Richard P. Nespola                         (Principal executive
                                                                  officer)

                /s/ DONALD E. KLUMB*                     Chief Financial Officer and    March 28, 2000
-----------------------------------------------------       Treasurer (Principal
                   Donald E. Klumb                          financial officer and
                                                            principal accounting
                                                                  officer)

                  /s/ MICKY K. WOO*                               Director              March 28, 2000
-----------------------------------------------------
                    Micky K. Woo

                /s/ GRANT G. BEHRMAN*                             Director              March 28, 2000
-----------------------------------------------------
                  Grant G. Behrman

               /s/ WILLIAM M. MATTHES*                            Director              March 28, 2000
-----------------------------------------------------
                 William M. Matthes

                /s/ DENNIS G. SISCO*                              Director              March 28, 2000
-----------------------------------------------------
                   Dennis G. Sisco

                 /s/ ROY A. WILKENS*                              Director              March 28, 2000
-----------------------------------------------------
                   Roy A. Wilkens

                /s/ MARIO M. ROSATI*                              Director              March 28, 2000
-----------------------------------------------------
                   Mario M. Rosati

             *By: /s/ RICHARD P. NESPOLA
     -------------------------------------------
                 Richard P. Nespola
                  Attorney-in-Fact

                               INDEX TO EXHIBITS

     The following is a list of exhibits filed as part of this report.

EXHIBIT
NUMBER                       DESCRIPTION OF DOCUMENT
-------                      -----------------------
 3.1*      Certificate of Incorporation of the registrant
 3.2*      Bylaws of the registrant
 4.1*      Specimen Common Stock Certificate
 4.2*      Warrant dated October 29, 1999 issued to Williams
           Communications Group
 5.1*      Opinion of Wilson Sonsini Goodrich & Rosati, Professional
           Corporation
10.1*      Registration Rights Agreement dated January 7, 1998 among
           the registrant and certain investors
10.2*      Form of Indemnification Agreement between the registrant and each of its Directors and Officers
10.3*      1998 Equity Incentive Plan and form of agreements thereunder
10.4*      1999 Employee Stock Purchase Plan and form of agreements
           thereunder
10.5*      Consulting Services Agreement between the registrant and
           Williams Communications Group, Inc. dated November 5, 1997
10.6*      Credit Agreement, including revolving credit notes and term notes, dated February 12, 1998 among the registrant and
           certain guarantors, lenders and agents
10.7*      Lease between Lighton Plaza L.L.C. and the registrant dated
           April 23, 1998
10.8*      Noncompetition Agreement between the registrant and certain parties dated February 12, 1998.
10.9*      Employment Agreement between the registrant and Richard
           Nespola dated February 12, 1998.
10.10*     Employment Agreement between the registrant and Micky Woo
           dated February 12, 1998.
10.11*     Employment Agreement between the registrant and Ralph Peck dated February 12, 1998.
10.12*     Employment Agreement between the registrant and Donald Klumb dated September 9, 1999
21.1       List of subsidiaries of TMNG, Inc.
24.1       Power of attorney (see page 39)
27.1       Financial Data Schedule

---------------
* Incorporated by reference to the corresponding exhibits filed with the Company's Registration Statement on Form S-1 (File No. 333-87383)