Form 10-Q
period 2000-04-01
MANAGEMENT NETWORK GROUP INC
filed 2000-05-15
CIK 1094814

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                        (x) Quarterly report pursuant to
                           Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended April 1, 2000
                ------------------------------------------------

                                       or

          [ ] Transition report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934



                             Commission file number:
                        ---------------------------------


                       THE MANAGEMENT NETWORK GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               DELAWARE                                        48-1129619
     -------------------------------                       ------------------
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                        Identification No.)


             7300 COLLEGE BLVD., SUITE 302, OVERLAND PARK, KS 66210
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  913-345-9315
               --------------------------------------------------
               Registrant's telephone number, including area code

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

       Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

       As of May 8, 2000 TMNG had outstanding 27,439,996 shares of common stock.

                       THE MANAGEMENT NETWORK GROUP, INC.
                                      INDEX


                                                                                    PAGE
PART I.   FINANCIAL INFORMATION:

         ITEM 1.    Consolidated Condensed Financial Statements:

                    Consolidated Condensed Balance Sheets (unaudited)
                    - April 1, 2000 and January 1, 2000 .....................        3

                    Consolidated Condensed Statements of Income
                    (unaudited) - Thirteen weeks ended
                    April 1, 2000 and April 3, 1999 .........................        4

                    Consolidated Condensed Statements of Cash Flows
                    (unaudited) - Thirteen weeks ended
                    April 1, 2000 and April 3, 1999 .........................        5

                    Notes to Consolidated Condensed Financial Statements ....        6

         ITEM 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations ...........        8


PART II.   OTHER INFORMATION

         ITEM 1.    Legal Proceedings .......................................       14

         ITEM 2.    Changes in Securities and Use of Proceeds................       15

         ITEM 6.    Exhibits and Reports on Form 8-K ........................       15

         Signatures..........................................................       15

PART I.  FINANCIAL INFORMATION
ITEM 1.  Consolidated Condensed Financial Statements

                       THE MANAGEMENT NETWORK GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In thousands, except share data)


                                                                             (unaudited)
                                                           January 1,          April 1,
                                                              2000              2000
                                                          ------------      ------------
CURRENT ASSETS:
  Cash and cash equivalents                               $     51,523      $     53,458
  Receivables:
    Accounts receivable                                          8,280             8,928
    Accounts receivable - unbilled                               4,863             6,885
                                                          ------------      ------------
                                                                13,143            15,813
    Less: Allowance for doubtful accounts                         (350)             (437)
                                                          ------------      ------------
                                                                12,793            15,376
  Other assets                                                   1,048               914
                                                          ------------      ------------
            Total current assets                                65,364            69,748
                                                          ------------      ------------
Property and Equipment, net                                        706               709
Deferred Tax Asset                                               1,312             2,285
                                                          ------------      ------------
 Total Assets                                             $     67,382      $     72,742
                                                          ============      ============

CURRENT LIABILITIES:
  Trade accounts payable                                  $        888      $      1,586
  Accrued payroll, bonuses and related expenses                  1,857             1,877
  Other accrued liabilities                                      1,200               561
  Income taxes payable                                                             1,296
                                                          ------------      ------------
            Total current liabilities                            3,945             5,320
                                                          ------------      ------------

STOCKHOLDERS' EQUITY
  Common Stock:                                                     27                27
    Voting - $.001 par value, 100,000,000 shares
    authorized; 27,417,370 and 27,431,662 issued and
    outstanding on January 1, 2000 and April 1, 2000,
    respectively
  Additional paid-in capital                                   104,137           104,896
  Accumulated deficit                                          (32,138)          (30,460)
  Accumulated other comprehensive income -
  Foreign currency translation adjustment                           (2)              (18)
  Unearned compensation                                         (8,587)           (7,023)
                                                          ------------      ------------
           Total stockholders' equity
                                                                63,437            67,422
                                                          ------------      ------------
Total Liabilities and Stockholders' Equity                $     67,382      $     72,742
                                                          ============      ============


           See notes to consolidated condensed financial statements.

                       THE MANAGEMENT NETWORK GROUP, INC.
      CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                 (In thousands, except share and per share data)
                                   (unaudited)


                                     For the Thirteen Weeks Ended
                                     ------------------------------
                                       April 3,          April 1,
                                         1999              2000
                                     ------------      ------------
Revenues                             $     11,433      $     16,402
Cost of Services:
  Direct cost of services                   5,937             8,529
  Equity related charges                      507             1,916
                                     ------------      ------------
    Total cost of services                  6,444            10,445
                                     ------------      ------------
Gross Profit                                4,989             5,957
Operating Expenses:
  Selling, general and
   administrative                           2,429             3,471
  Equity related charges                      169               418
                                     ------------      ------------
    Total operating expenses                2,598             3,889
                                     ------------      ------------
Income From Operations                      2,391             2,068
Other Income (Expense)
  Interest income                                               849
  Interest expense                           (559)               (3)
  Other, net                                    1              (132)
                                     ------------      ------------
    Total other income (expense)             (558)              714
                                     ------------      ------------
Income Before Provision for
 Income Taxes                               1,833             2,782
Provision for Income Taxes                    767             1,104
                                     ------------      ------------
Net Income                                  1,066             1,678
Other Comprehensive Income -
  Foreign currency translation
    Adjustment                                (11)              (16)
                                     ------------      ------------
Comprehensive Income                 $      1,055      $      1,662
                                     ============      ============
Net Income Per Common Share
  Basic                              $       0.05      $       0.06
                                     ============      ============
  Diluted                            $       0.05      $       0.06
                                     ============      ============
Shares Used in Calculation
 of Net Income Per Common Share
  Basic                                    22,500            27,425
                                     ============      ============
  Diluted                                  22,936            28,651
                                     ============      ============


           See notes to consolidated condensed financial statements.

                       THE MANAGEMENT NETWORK GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                       For the Thirteen Weeks Ended
                                                      ------------------------------
                                                        April 3,         April 1,
                                                          1999              2000
                                                      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $      1,066      $      1,678
  Adjustments to reconcile  net income to net
    cash provided by operating activities:
     Depreciation and amortization                              60                53
     Stock option and bonus share compensation                 676             2,334
     Deferred income taxes benefit                            (190)             (973)
     Changes in:
          Accounts receivable                                1,788              (561)
          Accounts receivable - unbilled                    (1,278)           (2,022)
          Other assets                                         (30)              134
          Trade accounts payable                                89               698
          Trade accounts payable - related party              (332)
          Accrued liabilities                                  154              (619)
          Income taxes payable                                 341             1,296
          Deferred revenue                                      20
                                                      ------------      ------------
             Net cash provided by operating
               activities                                    2,364             2,018
                                                      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                       (120)              (56)
                                                      ------------      ------------
            Net cash used in investing
              activities                                      (120)              (56)
                                                      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  IPO costs charged to equity                                                   (119)
  Exercise of options, including related tax
   benefits                                                                      108
  Net borrowings under revolving credit facility            (1,421)
  Payments made on long-term debt                             (325)
  Issuance of common stock, net of expenses                     66
                                                      ------------      ------------
             Net cash used in financing
               activities                                   (1,680)              (11)
                                                      ------------      ------------
Effect of exchange rate on cash and cash
 equivalents                                                   (11)              (16)
                                                      ------------      ------------
Net increase in cash and cash equivalents                      553             1,935
Cash and cash equivalents, beginning of period                 959            51,523
                                                      ------------      ------------
Cash and cash equivalents, end of period              $      1,512      $     53,458
                                                      ============      ============
Supplemental disclosure of cash flow information:
  Cash paid during period for interest                $        783      $          2
                                                      ============      ============
  Cash paid during period for taxes                   $        565      $        291
                                                      ============      ============


           See notes to consolidated condensed financial statements.

                       THE MANAGEMENT NETWORK GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  Basis of Reporting

    The accompanying consolidated condensed financial statements of The Management Network Group, Inc. (the "Company") as of April 1, 2000, and for the three months ended April 1, 2000 and April 3, 1999, are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the Company's consolidated condensed financial position, results of operations, and cash flows as of these dates and for the periods presented. The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Consequently, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements nor those normally made in the Company's Annual Report on Form 10-K. Accordingly, reference should be made to the Company's Annual Report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies, which have not changed.

2.  Earnings Per Share

    The Company calculated earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share."

    SFAS 128 establishes standards for computing and presenting earnings per share (EPS) and requires a dual presentation of basic and diluted earnings per share. Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common shares outstanding and the assumed exercise of stock options and warrants (using the treasury stock method).

    The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):


                                                        THREE MONTHS ENDED
                                                  ------------------------------
                                                  APRIL 3, 1999    APRIL 1, 2000
                                                   (UNAUDITED)      (UNAUDITED)
                                                  -------------    -------------
Numerator
      Net income                                  $      1,066      $      1,678
Denominator
      Weighted average common shares                    22,500            27,425
      Weighted average unvested common shares            1,079             2,782
      Weighted average unvested common shares
        Subject to repurchase                             (643)           (1,556)
Denominator for basic calculation                       22,500            27,425
Denominator for diluted calculation                     22,936            28,651
Basic & diluted net income per share              $       0.05      $       0.06


3.  Warrant Grant and Stock Based Compensation

    On October 29, 1999, the Company issued a significant customer a warrant to purchase 500,000 shares of common stock at an exercise price of $2.00 per share. As of January 1, 2000 all shares under the warrant were exercisable. The expected fair value of this warrant was approximately $5.2 million based on an expected life of 3 years. Additionally on December 10, 1999, the Company entered into a consulting services agreement with this customer under which such customer will commit to $22 million of consulting fees over a three-year period commencing January 1, 2000. Equity related charges to cost of services associated with the warrants during the first quarter of fiscal year 2000 totaled $1.0 million, based on the recognition of expense as the greater of two calculations: 1) Total expense attributable to the warrants, amortized on a straight-line basis over a period of 36 months, or
    2) Total expense attributable to the warrants, amortized on a ratable basis as a percentage of the significant customer's consulting fees earned by the Company on a quarterly basis, divided by $22 million.

    During the three months ended April 1, 2000, the Company granted approximately 462,000 stock options to employees at a weighted average exercise price of $22.54. During the same period, the Company recorded unearned compensation of approximately $13,000 and compensation expense related to all stock options of $1.3 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In addition to historical information, this quarterly report contains forward-looking statements. Certain risks and uncertainties could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date of this report. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this quarterly report and in other documents that we file from time to time with the Securities and Exchange Commission.

     The following should be read in connection with the Management's Discussion and Analysis of Financial Condition and Results of Operations as presented in our Annual Report on Form 10-K.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED APRIL 1, 2000 COMPARED TO THIRTEEN WEEKS ENDED APRIL 3,
1999

     Revenues

     Revenues increased 43.9% to $16.4 million for the first quarter of fiscal year 2000 from $11.4 million for the first quarter of fiscal 1999. The increase in revenues was due primarily to an increase in consulting services performed for our new and existing clients during the period, and, to a lesser extent, increased billing rates of our consultants. Additionally, our international revenue base grew to 32% of our revenues, up from 20% in the first quarter of 1999. First quarter 2000 revenues included services provided to one large customer, which accounted for 26% of revenues for that period, as compared to 46.7% of revenues for the same customer during the first quarter of 1999.


     Costs of Services

     Direct costs of services increased to $8.5 million for the first quarter of fiscal year 2000 from $5.9 million in the first quarter of fiscal 1999. As a percentage of revenues, our gross margin on services as a percentage of revenue was comparable with the first quarter of 1999 at 48%.

     Non-cash stock based compensation charges were $1.9 million and $507,000 for the first quarter of fiscal year 2000 and 1999, respectively. Of the $1.9 million compensation charges related to fiscal year 2000, $900,000 was recorded in connection with the issuance of stock options to employees and non-employee consultants and $1.0 million was recorded in connection with warrants issued during the fourth quarter of 1999. These charges increased costs of services as a percentage of revenue by 11.7% in the first quarter of fiscal year 2000.

     Operating Expenses

     Selling, general and administrative expenses increased to $3.5 million in the first quarter of fiscal year 2000, or 45.8%, from $2.4 million in the first quarter of fiscal 1999. As a percentage of revenues, selling, general and administrative expenses were comparable with the first quarter of 1999 at 21.2%. We incurred an increase in selling, general and administrative expenses primarily due to the personnel and facility costs associated with the increased administrative staffing used to manage and support the growth of the organization.

     Non-cash stock based compensation charges of $418,000 and $169,000 for the first quarter of fiscal year 2000 and first quarter of fiscal year 1999, respectively, were recorded in connection with the issuance of stock options to our partners, principals and certain senior executives and non-employee directors. These charges increased operating expenses as a percentage of revenue by 2.5% in the first quarter of fiscal year 2000.

  Other Income and Expenses

        Interest income was $849,000 for the first quarter of fiscal year 2000, due primarily to the interest received on the net proceeds of the initial public offering. We invest in short-term, high grade investment instruments.

        Interest expense decreased to $3,000 for the first quarter of fiscal year 2000, compared to $559,000 for the first quarter of fiscal year 1999. Interest expense decreased primarily due to the extinguishment of debt in the fourth quarter of 1999. On November 29, 1999, all outstanding indebtedness was repaid with proceeds from our November 23, 1999 initial public offering.

        Included in other, net were foreign currency exchange losses of $136,000 for the first quarter of fiscal year 2000, compared to a foreign currency gain of $7,000 for the first quarter of fiscal year 1999. The change is due primarily to losses recorded on a project located in Switzerland that was billed in Swiss francs.

Income Taxes

        Provision for income taxes for the first quarter of fiscal year 2000 as a percentage of pretax income was 39.7% compared to 41.8% for the first quarter of fiscal year 1999.

Liquidity and Capital Resources

        At April 1, 2000, we had approximately $53.5 million in cash and cash equivalents. We believe the net proceeds of the offering, in addition to cash generated from operations, will be sufficient to meet anticipated cash requirements, including anticipated capital expenditures and consideration for possible acquisition, for at least the next 12 months. Should our business expand more rapidly than expected, we believe that bank credit would be available to fund such operating and capital requirements.

Year 2000 Issue

        We established a Year 2000 compliance program to address the impact of the Year 2000 date transition on operations. This program covered internal information systems and other information technology facilities such as data communications and building management. Since the millennium date change, we have not experienced any significant disruption in business due to Year 2000 issues.

Risk Factors

     Statements in this section and elsewhere in this quarterly report that are not purely historical, such as statements regarding our expectations, beliefs, intentions, plans, and strategies regarding the future, are forward-looking statements. These statements are only predictions, and they involve risks, uncertainties, and assumptions that could cause our actual results to differ materially from the results we express in the forward-looking statements. This section includes important factors that could cause or contribute to these differences. We cannot guarantee the results expressed in any forward-looking statement. We have based all forward-looking statements on information available to us on the date of this quarterly report, and we have no obligation to update any forward-looking statement.

WE FOCUS EXCLUSIVELY ON SERVING THE TELECOMMUNICATIONS INDUSTRY AND THEREFORE CHANGES IN THIS INDUSTRY COULD REDUCE OUR CUSTOMER BASE OR CAUSE OUR CUSTOMERS TO USE INTERNAL RESOURCES

     We derive all of revenues from consulting engagements within the telecommunications industry. Recent growth has arisen from business opportunities presented by industry trends that include deregulation, increased competition, technological advances, the growth of e-business and the convergence of service offerings.

     If these trends change, the demand for telecommunications consulting work will likely decrease. In addition, the telecommunications industry is in a period of consolidation, which could reduce our client base, eliminate future opportunities or create conflicts of interest among clients. Additionally, current and future economic pressures in the industry may cause telecommunications companies to use internal resources in lieu of outside consultants. As a result, our customer base and revenues may decline.

WE ARE DEPENDENT ON A LIMITED NUMBER OF LARGE CUSTOMERS FOR A MAJOR PORTION OF REVENUES, AND THE LOSS OF A MAJOR CUSTOMER COULD REDUCE REVENUES AND HARM OUR BUSINESS

     A significant portion of our revenue is derived from a relatively limited number of clients. For example, during the first quarter of fiscal year 2000, revenues from the ten most significant clients accounted for approximately 76.9% of revenues. In the first quarter of fiscal year 2000, Williams Communications Group and diAx each accounted for more than ten percent of revenues. The services required by any one client may be affected by industry consolidation, technological developments, economic slowdown or internal budget constraints. As a result, the volume of work performed for specific clients varies from period to period, and a major client in one period may not use our services in a subsequent period.

REVENUES AND OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY FROM QUARTER TO QUARTER, AND FLUCTUATIONS IN OPERATING RESULTS COULD CAUSE OUR STOCK PRICE TO DECLINE

     Revenue and operating results may vary significantly from quarter-to-quarter due to a number of factors. In future quarters, operating results may be below the expectations of public market analysts or investors, and the price of our common stock may decline.

     Because a significant portion of our expenses are relatively fixed, a variation in the number of client assignments or the timing of the initiation or the completion of client assignments may cause significant variations in our operating results from quarter to quarter and could result in losses. To the extent the addition of consultant employees is not followed by corresponding increases in revenues, additional expenses would be incurred that would not be matched by corresponding revenues. Therefore, profitability would decline and we could potentially experience losses. In addition, our stock price would likely decline.

WE MUST CONTINUE TO ATTRACT AND RETAIN QUALITY CONSULTANTS, AND OUR INABILITY TO DO SO WOULD IMPAIR OUR ABILITY TO SERVICE EXISTING ENGAGEMENTS OR UNDERTAKE NEW ENGAGEMENTS, RESULTING IN A DECLINE IN REVENUES AND INCOME

     We must attract a significant number of new consultants to implement our growth plans. The number of potential consultants that meet our hiring criteria is relatively small, and there is significant competition for these consultants from direct competitors and others in the telecommunications industry. Competition for these consultants may result in significant increases in costs to retain the consultants, which could reduce margins and profitability. If we are unable to attract and retain consultants, revenues and profitability could decline.

THE MARKET IN WHICH WE COMPETE IS INTENSELY COMPETITIVE AND ACTIONS BY COMPETITORS COULD RENDER OUR SERVICES LESS COMPETITIVE CAUSING REVENUES AND INCOME TO DECLINE

     The market for consulting services to telecommunications companies is intensely competitive, highly fragmented and subject to rapid change. Our competitors include general management consulting firms, the consulting practices of "Big Five" accounting firms, most of which have practice groups focused on the telecommunications industry and local or regional firms specializing in telecommunications services. Some of these competitors have also formed strategic alliances with telecommunications and technology companies serving the industry.

     If we are unable to compete effectively, our market position, and therefore revenues and profitability, would decline.

WE HAVE EXPERIENCED SIGNIFICANT GROWTH IN THE BUSINESS IN RECENT PERIODS, AND IF WE ARE UNABLE TO MANAGE THIS GROWTH, OUR OPERATIONAL INFRASTRUCTURE MAY NOT BE ABLE TO SUPPORT GROWTH

     We are currently experiencing a period of rapid growth that may strain managerial and operational resources. To support growth, the organizational infrastructure must grow accordingly.

     If we fail to address these issues, our operational infrastructure may be insufficient to support the levels of business activity. In this event, we could experience disruptions in business and declining revenues or profitability.

IF WE DO NOT EFFECTIVELY MANAGE THE CONVERSION OF OUR INDEPENDENT CONTRACTORS TO EMPLOYEES, WE COULD INCUR UNANTICIPATED COSTS WHICH WOULD HARM OUR FINANCIAL PERFORMANCE

     As our independent contractors are converted to consultant employees, we will incur additional fixed costs for each such employee that we do not retain as an independent contractor. To effectively manage these additional fixed costs, we will need to continuously improve utilization management and minimize unbilled employee time. If the Company fails to effectively manage this transition, we could incur additional costs due to underutilization of full-time employees as well as other unanticipated costs.

WE MUST CONTINUALLY ENHANCE SERVICES TO MEET THE CHANGING NEEDS OF OUR CUSTOMERS OR WE MAY LOSE FUTURE BUSINESS TO COMPETITORS

     Our future success will depend upon our ability to enhance existing services and to introduce new services to meet the requirements of our customers in a rapidly developing and evolving market. Present or future services may not satisfy the needs of the telecommunications market. If we are unable to anticipate or respond adequately to our customers' needs, lost business may result and our financial performance will suffer.

PLANS FOR INTERNATIONAL EXPANSION MAY NOT SUCCEED, WHICH WOULD HARM OUR REVENUES AND PROFITABILITY

     Future revenues depend to a large extent on our expansion into international markets. International operations might not succeed for a number of reasons, including difficulty in staffing, competition, and issues relating to uncertainties of laws and enforcement relating to the protection of intellectual property; and unexpected changes in trading policies and regulatory requirements.

     Accordingly, we may not be able to successfully execute the business plan in foreign markets. If we are unable to achieve anticipated levels of revenues from international operations, our revenues and profitability would decline.

IF INTERNATIONAL BUSINESS VOLUMES INCREASE, WE WILL BE EXPOSED TO GREATER FOREIGN CURRENCY EXCHANGE RISKS, WHICH COULD RESULT IN INCREASED EXPENSES AND DECLINING PROFITABILITY

     The percentage of revenues comprised of our international engagements increased in the first quarter of fiscal year 2000 over fiscal year 1999 and may continue to increase. Some international engagements are denominated in the local currency of the clients. Expenses incurred in delivering these services, consisting primarily of consultant compensation, are typically denominated in U.S. dollars. To the extent that the value of a currency in which billings are denominated decreases in relation to the U.S. dollar or another currency in which expenses are denominated, our operating results and financial condition could be harmed.

TMNG.COM BUSINESS IS EXPECTED TO DRIVE FUTURE REVENUES AND IF THIS DOES NOT HAPPEN OUR REVENUES AND PROFITABILITY WOULD DECLINE

     A significant part of our future growth is dependent upon our ability to grow TMNG.com business which is focused on providing consulting services to help telecommunications companies build the infrastructure, systems and processes needed to support e-business. A base of consultants with internet-based skills is needed since the skill sets required for TMNG.com services are different from those used in our traditional lines of business. The continuously evolving nature of the internet makes it very difficult to establish e-business expertise. If we fail to adequately develop internet and e-business skills, we may not be able to capitalize on the growth opportunities presented by these sectors, and our revenues and profitability could decline.

WE ARE DEPENDENT ON A LIMITED NUMBER OF KEY PERSONNEL, AND THE LOSS OF THESE INDIVIDUALS COULD HARM OUR COMPETITIVE POSITION AND FINANCIAL PERFORMANCE

     Our business consists primarily of the delivery of professional services and, accordingly, our success depends upon the efforts, abilities, business generation capabilities and project execution of our executive officers and key consultants. The loss of any executive officer or key consultant or group of consultants, or the failure of these individuals to generate business or otherwise perform at or above historical levels could result in a loss of customers or revenues, and could therefore harm our financial performance.

IF WE FAIL TO DEVELOP LONG-TERM RELATIONSHIPS WITH OUR CUSTOMERS, OUR SUCCESS WOULD BE JEOPARDIZED

     A substantial majority of our business is derived from repeat customers. Future success depends to a significant extent on our ability to develop long-term relationships with successful telecommunications providers who will give us new and repeat business. Inability to build long-term customer relations would result in declines in our revenues and profitability.

A LARGE NUMBER OF OUR PERSONNEL ARE CLASSIFIED AS INDEPENDENT CONTRACTORS FOR TAX AND EMPLOYMENT LAW PURPOSES, AND IF THESE PERSONNEL WERE TO BE RECLASSIFIED AS EMPLOYEES, WE COULD BE SUBJECT TO BACK TAXES, INTEREST, PENALTIES AND OTHER LEGAL CLAIMS

     We provide a substantial majority of consulting services through our independent contractors and, therefore, do not pay federal or state employment taxes or withhold income taxes for such persons. In the future, the IRS and state authorities may challenge the status of our consultants as independent contractors. Independent contractors may also initiate proceedings to seek reclassification as employees under state law. In either case, if persons engaged by us as independent contractors are determined to be employees by the IRS or any state taxation department, we would be required to pay applicable federal and state employment taxes and withhold income taxes with respect to such persons and could become liable for amounts required to be paid or withheld in prior periods, along with penalties. Any challenge by the IRS or state authorities or individuals resulting in a determination that a substantial number of such persons are employees could subject us to liability for back taxes, interest and penalties, which would harm our profitability.

WE COULD BE SUBJECT TO CLAIMS FOR PROFESSIONAL LIABILITY, WHICH COULD HARM OUR FINANCIAL PERFORMANCE

     As a provider of professional services, we face the risk of liability claims. A liability claim brought against us could harm business. We may also be subject to claims by clients for the actions of consultants and employees arising from damages to clients' business or otherwise.

     In particular, we are currently a defendant in litigation brought by the bankruptcy trustee of a former client. This litigation seeks to recover $320,000 in consulting fees paid by the former client and also seeks to recover at least $1.85 million for breach of contract, breach of fiduciary duties and negligence.

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE, AND INVESTORS MAY EXPERIENCE INVESTMENT LOSSES

     The market price of our common stock may be volatile. Our stock price could decline or fluctuate in response to a variety of factors, including:

     - variations in quarterly operating results;

     - announcements of technological innovations that render talent outdated;

     - trends in the telecommunications industry;

     - acquisitions or strategic alliances by us or others in the industry;

     - failure to achieve financial analysts' or other estimates of results of operations for any fiscal period;

     - changes in estimates of performance or recommendations by financial analysts; and

     - market conditions in the telecommunications industry and the economy as a whole.

     In addition, the stock market experiences significant price and volume fluctuations. These fluctuations particularly affect the market prices of the securities of many high technology companies. These broad market fluctuations could harm the market price of our common stock.

WE MAY MAKE ACQUISITIONS, WHICH ENTAIL RISKS THAT COULD HARM OUR FINANCIAL PERFORMANCE OR STOCK PRICE

     As part of our business strategy, we may make acquisitions. Any future acquisition would be accompanied by the risks commonly encountered in acquisitions. These risks include:

     - the difficulty associated with assimilating the personnel and operations of acquired companies;

     - the potential disruption of existing business; and

     - adverse effects on the financial statements, including one-time write-offs, ongoing charges for amortization of goodwill and assumption of liabilities of acquired businesses.

     If we make acquisitions and any of these problems materialize, these acquisitions could negatively affect our operations, profitability and financial operations.

OUR INABILITY TO PROTECT INTELLECTUAL PROPERTY COULD HARM OUR COMPETITIVE POSITION AND FINANCIAL PERFORMANCE

     Despite efforts to protect proprietary rights from unauthorized use or disclosure, parties, including former employees or consultants, may attempt to disclose, obtain or use our solutions or technologies. The steps we have taken may not prevent misappropriation of solutions or technologies, particularly in foreign countries where laws or law enforcement practices may not protect proprietary rights as fully as in the United States. Unauthorized disclosure of proprietary information could make our solutions and methodologies available to others and harm our competitive position.

OUR PRINCIPAL STOCKHOLDERS, EXECUTIVE OFFICERS AND DIRECTORS WILL RETAIN SUBSTANTIAL

CONTROL OVER US AND MAY MAKE DECISIONS THAT ARE NOT IN THE BEST INTEREST OF OUR OTHER STOCKHOLDERS

     Executive officers, directors and stockholders owning more than five percent of outstanding common stock (and their affiliates) own approximately 79.5% of our outstanding common stock. As a result, such persons, acting together, have the ability to substantially influence all matters submitted to the stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all assets) and to control management and affairs. Accordingly, concentration of ownership of our common stock may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, even if such a transaction would be beneficial to other stockholders.

WE USED TO BE TAXED UNDER SUBCHAPTER "S" OF THE INTERNAL REVENUE CODE AND CLAIMS OF TAXING AUTHORITIES RELATED TO PRIOR SUBCHAPTER "S" CORPORATION STATUS COULD HARM US

     From 1993 through 1998, we were taxed as a "pass-through" entity under subchapter "S" of the Internal Revenue Code. Since February 1998, we have been taxed under subchapter "C" of the Internal Revenue Code, which is applicable to most corporations and treats the corporation as an entity that is separate and distinct from its stockholders. If tax returns for the years in which we were a subchapter "S" corporation were to be audited by the Internal Revenue Service or another taxing authority and an adverse determination was made during the audit, we could be obligated to pay back taxes, interest and penalties. The stockholders of the predecessor entity agreed, at the time of the acquisition, to indemnify us against negative tax consequences arising from the prior "S" corporation status. This indemnity is secured by escrowed funds in an escrow that terminates in February 2001. Accordingly, this indemnity may not be sufficient to cover claims made by the IRS or other taxing authorities, and any such claims could result in additional costs and harm the financial performance.

WE MAY SEEK TO RAISE ADDITIONAL FUNDS, AND ADDITIONAL FUNDING MAY BE DILUTIVE TO STOCKHOLDERS OR IMPOSE OPERATIONAL RESTRICTIONS

     Any additional equity financing may be dilutive to our stockholders, and debt financing, if available, may involve restrictive covenants, which may limit our operating flexibility with respect to certain business matters. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced. These stockholders may experience additional dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock.

ANTI-TAKEOVER PROVISIONS AND OUR RIGHT TO ISSUE PREFERRED STOCK COULD MAKE A THIRD PARTY ACQUISITION DIFFICULT

     Our certificate of incorporation and bylaws and anti-takeover provisions of Delaware law could make it more difficult for a third party to acquire control, even if a change in control would be beneficial to our stockholders. In addition, the bylaws provide for a classified board, with board members serving staggered three-year terms. The Delaware anti-takeover provisions and the existence of a classified board could make it more difficult for a third party to acquire us.


Item 1.  Legal Proceedings

     The Company is involved in legal proceedings and litigation arising in the ordinary course of business. The Company believes the outcome of all current proceedings, claims and litigation will not have a material adverse effect on the Company's financial position, results of operations, or cash flows when resolved in a future period.

     In June 1998, the bankruptcy trustee of a former client, Communications Network Corporation, sued TMNG in the U.S. Bankruptcy Court in New York seeking recovery of $160,000 in the allegedly improper payment of consulting fees paid by the former client during the period from July 1, 1996, when an involuntary bankruptcy proceeding was initiated against the former client, through August 6, 1996, when the former client agreed to an order for relief in the bankruptcy proceeding, and $160,000 in consulting fees paid by the former client after August 6, 1996. The bankruptcy trustee has also sued TMNG for at least $1.85 million for breach of contract, breach of fiduciary duties and negligence. Although assurance cannot be given as to the ultimate outcome of this proceeding, TMNG believes the Company has meritorious defenses to the claims made by the bankruptcy trustee, including particularly the claims for breach of contract, breach of fiduciary duty and negligence, and that the ultimate resolution of this matter will not have a material effect on the business.

Item 2.  Changes in Securities and Use of Proceeds

     On November 22, 1999, the Securities and Exchange Commission declared TMNG's Registration Statement on Form S-1 (File No. 333-87383) effective. On November 23, 1999, TMNG closed its offering of an aggregate of 4,615,000 shares of TMNG Common Stock at an aggregate offering price of $78.5 million. The managing underwriters for the offering were Hambrecht & Quist, Robertson Stephen, Salomon Smith Barney and Jefferies & Company, Inc. Net proceeds to TMNG, after deducting underwriting discounts and commissions of $5.5 million and offering expenses of $1.5 were $71.5 million. On November 29, 1999 TMNG used $22.3 million of the proceeds from its initial public offering to repay all indebtedness. The remainder of the proceeds will be used for working capital, general corporate purposes and as possible consideration for acquisitions.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

         27.1 Financial Data Schedule

         (b) Reports on Form 8-K

             TMNG did not file any Reports on Form 8-K during the quarter ended April 1, 2000.



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


           SIGNATURE                          TITLE                             DATE
           ---------                          -----                             ----
 /s/ RICHARD P. NESPOLA          President, Chief Executive                  May 15, 2000
-------------------------------  Officer
Richard P. Nespola               (Principal executive officer)

 /s/ DONALD E. KLUMB             Chief Financial Officer and Treasurer       May 15, 2000
-------------------------------  (Principal financial officer
Donald E. Klumb                  and principal accounting
                                 officer)

                                INDEX TO EXHIBITS


Exhibit
Number                        Description
------                        -----------
27.1              Financial Data Schedule