Form 10-Q
period 2000-07-01
MANAGEMENT NETWORK GROUP INC
filed 2000-08-01
CIK 1094814

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                        [X] Quarterly report pursuant to
                           Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the quarterly period ended July 1, 2000
                   -------------------------------------------

                                       or

          [ ] Transition report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934



                             Commission file number:
                             -----------------------


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

             7300 COLLEGE BLVD., SUITE 302, OVERLAND PARK, KS 66210
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

As of July 20, 2000 TMNG had outstanding 27,501,138 shares of common stock.

                       THE MANAGEMENT NETWORK GROUP, INC.
                                      INDEX




                                                                    PAGE
PART I.  FINANCIAL INFORMATION:
         ITEM 1.   Consolidated Condensed Financial Statements:

                   Consolidated Condensed Balance Sheets (unaudited)
                     - July 1, 2000 and January 1, 2000  ............  3

                   Consolidated Condensed Statements of Income and
                     Comprehensive Income (unaudited) - Thirteen
                     weeks ended July 1, 2000 and July 3, 1999, and
                     Twenty-six Weeks Ended July 1, 2000 and
                     July 3, 1999....................................  4

                   Consolidated Condensed Statements of Cash Flows
                     (unaudited) - Twenty-six Weeks ended July 1, 2000
                     and July 3, 1999................................  5

                   Notes to Consolidated Condensed Financial
                   Statements........................................  6

         ITEM 2.   Management's Discussion and
                   Analysis of Financial Condition and
                   Results of Operations.............................  9

         ITEM 3.   Quantitative and Qualitative Disclosures about
                   Market Risk....................................... 19


PART II. OTHER INFORMATION

         ITEM 1.   Legal Proceedings................................  18

         ITEM 4.   Submission to a Vote of Securities Holders ......  20

         ITEM 6.   Exhibits and Reports on Form 8-K.................  18

         Signatures.................................................  19

PART I.  FINANCIAL INFORMATION
ITEM 1.  Consolidated Condensed Financial Statements

                       THE MANAGEMENT NETWORK GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In thousands, except share data)


                                                                          (unaudited)
                                                           January 1,       July 1,
                                                             2000             2000
                                                           ---------       ---------
CURRENT ASSETS:
  Cash and cash equivalents                                $  51,523       $  53,809
  Receivables:
    Accounts receivable                                        8,280          12,523
    Accounts receivable - unbilled                             4,863           7,539
                                                           ---------       ---------
                                                              13,143          20,062
    Less: Allowance for doubtful accounts                       (350)           (625)
                                                           ---------       ---------
                                                              12,793          19,437
  Other assets                                                 1,048           1,265
                                                           ---------       ---------
            Total current assets                              65,364          74,511
                                                           ---------       ---------
PROPERTY AND EQUIPMENT, NET                                      706             784
DEFERRED TAX ASSET                                             1,312           3,331
                                                           ---------       ---------
            Total assets                                   $  67,382       $  78,626
                                                           =========       =========

CURRENT LIABILITIES:
  Trade accounts payable                                   $     888       $   1,157
  Accrued payroll, bonuses and related expenses                1,857           3,497
  Other accrued liabilities                                    1,200           1,184
  Income taxes payable                                             0             134
                                                           ---------       ---------
            Total current liabilities                          3,945           5,972
                                                           ---------       ---------

STOCKHOLDERS' EQUITY
  Common Stock:                                                   27              27
       Voting - $.001 par value, 100,000,000 shares
       authorized; 27,417,370 and 27,496,444 issued
       and outstanding on January 1, 2000 and July 1,
       2000, respectively
  Preferred stock - $.001 par value, 10,000,000
      shares authorized; no shares issued or
      outstanding
  Additional paid-in capital                                 104,137         106,540
  Accumulated deficit                                        (32,138)        (28,207)
  Accumulated other comprehensive income -
      Foreign currency translation adjustment                     (2)            (47)
  Unearned compensation                                       (8,587)         (5,659)
                                                           ---------       ---------
            Total stockholders' equity
                                                              63,437          72,654
                                                           ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                           $  67,382       $  78,626
                                                           =========       =========


            See notes to consolidated condensed financial statements.

                       THE MANAGEMENT NETWORK GROUP, INC.
      CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                      (In thousands, except per share data)
                                   (unaudited)


                                       For the thirteen             For the twenty-six
                                          weeks ended                  weeks ended
                                  ---------------------------------------------------------
                                  July 3, 1999   July 1, 2000   July 3, 1999   July 1, 2000
                                  ------------   ------------   ------------   ------------
REVENUES                            $ 12,423       $ 19,464       $ 23,856       $ 35,866
COST OF SERVICES:
  Direct cost of services              6,440         10,109         12,377         18,638
  Equity related charges                 449          2,001            956          3,917
                                    --------       --------       --------       --------
    Total cost of services             6,889         12,110         13,333         22,555
                                    --------       --------       --------       --------
GROSS PROFIT                           5,534          7,354         10,523         13,311
OPERATING EXPENSES:
  Selling, general and
   administrative                      2,457          3,977          4,886          7,448
  Equity related charges                 401            392            570            810
                                    --------       --------       --------       --------
    Total operating expenses           2,858          4,369          5,456          8,258
                                    --------       --------       --------       --------
INCOME FROM OPERATIONS                 2,676          2,985          5,067          5,053
OTHER INCOME (EXPENSE)
  Interest income                          2            777              2          1,626
  Interest expense                      (557)             0         (1,116)            (3)
  Other, net                             (80)             8            (79)          (124)
                                    --------       --------       --------       --------
    Total other income
    (expense)                           (635)           785         (1,193)         1,499
                                    --------       --------       --------       --------
INCOME BEFORE PROVISION FOR
 INCOME TAXES                          2,041          3,770          3,874          6,552
PROVISION FOR INCOME TAXES              (845)        (1,517)        (1,612)        (2,621)
                                    --------       --------       --------       --------
NET INCOME                             1,196          2,253          2,262          3,931
OTHER COMPREHENSIVE INCOME -
  Foreign currency translation
    adjustment                             5            (29)            (6)           (45)
                                    --------       --------       --------       --------
COMPREHENSIVE INCOME                $  1,201       $  2,224       $  2,256       $  3,886
                                    ========       ========       ========       ========
NET INCOME PER COMMON SHARE
  Basic                             $   0.05       $   0.08       $   0.10       $   0.14
                                    ========       ========       ========       ========
  Diluted                           $   0.05       $   0.08       $   0.10       $   0.14
                                    ========       ========       ========       ========
SHARES USED IN CALCULATION OF
 NET INCOME PER COMMON SHARE
  Basic                               22,514         27,460         22,507         27,443
                                    ========       ========       ========       ========
  Diluted                             23,044         28,690         22,991         28,664
                                    ========       ========       ========       ========


            See notes to consolidated condensed financial statements.

                       THE MANAGEMENT NETWORK GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                         For the twenty-six weeks ended
                                         ------------------------------
                                              July 3,        July 1,
                                               1999           2000
                                             --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                 $  2,262       $  3,931
  Adjustments to reconcile net income
    to net cash provided by operating
     activities:
    Depreciation and amortization                 124            115
    Stock option and bonus share
     compensation                               1,526          4,727
    Provision for deferred income
     taxes                                       (629)        (2,019)
    Changes in:
     Accounts receivable                        1,608         (3,968)
     Accounts receivable -
      Unbilled                                 (1,766)        (2,676)
     Prepaid tax assets                          (775)             0
     Other assets                                 (11)          (217)
     Trade accounts payable                      (171)           269
     Trade accounts payable -
      related party                              (332)             0
     Accrued liabilities                          620          1,624
     Income tax payable                             0            134
                                             --------       --------
             Net cash provided by
              operating activities              2,456          1,920
                                             --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and
   equipment                                     (186)          (193)
                                             --------       --------
             Net cash used in
              investing activities               (186)          (193)
                                             --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank overdraft                                  244              0
  IPO costs charged to equity                       0           (128)
  Exercise of options, including
   related tax benefits                             0            732
  Net borrowings under revolving
   credit facility                             (2,017)             0
  Payments made on long-term debt                (650)             0
  Issuance of common stock, net of
   expenses                                       133              0
                                             --------       --------
             Net cash (used in) provided
              by financing activities          (2,290)           604
                                             --------       --------
Effect of exchange rate on cash and
 cash equivalents                                  (6)           (45)
                                             --------       --------
Net increase in cash and cash
 equivalents                                      (26)         2,286
Cash and cash equivalents, beginning
 of period                                        959         51,523
                                             --------       --------
Cash and cash equivalents, end of
 period                                      $    933       $ 53,809
                                             ========       ========

                                                 For the twenty-six weeks ended
                                                 ------------------------------
                                                       July 3,     July 1,
                                                        1999        2000
                                                      --------    --------
Supplemental disclosure of cash flow information:
  Cash paid during period for
   interest                                            $1,421      $    3
                                                       ======      ======
  Cash paid during period for taxes
                                                       $2,969      $3,329
                                                       ======      ======


            See notes to consolidated condensed financial statements.

                       THE MANAGEMENT NETWORK GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1.     Basis of Reporting

       The accompanying consolidated condensed financial statements of The Management Network Group, Inc. (the "Company") as of July 1, 2000, and for the thirteen and twenty-six weeks ended July 1, 2000 and July 3, 1999, are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the Company's consolidated condensed financial position, results of operations, and cash flows as of these dates and for the periods presented. The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Consequently, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements nor those normally made in the Company's Annual Report on Form 10-K. Accordingly, reference should be made to the Company's Annual Report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies, which have not changed.

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

       The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):




                                             FOR THE THIRTEEN WEEKS ENDED      FOR THE TWENTY-SIX WEEKS ENDED
                                             ----------------------------------------------------------------
                                                   JULY 3,        JULY 1,        JULY 3,       JULY 1,
                                                    1999           2000           1999           2000
                                                  -----------------------------------------------------
Numerator
      Net income                                  $  1,196       $  2,253       $  2,262       $  3,931
Denominator
     Weighted average common shares                 22,514         27,460         22,507         27,443
     Weighted average unvested and vested
       common shares                                 1,115          2,948          1,096          2,858
     Weighted average unvested and vested
       common shares subject to repurchase            (585)        (1,718)          (612)        (1,637)
Denominator for basic calculation                   22,514         27,460         22,507         27,443
Denominator for diluted calculation                 23,044         28,690         22,991         28,664
Basic & diluted net income per share              $   0.05       $   0.08       $   0.10       $   0.14

3.     Warrant Grant and Stock Based Compensation

       On October 29, 1999, the Company issued a significant customer a warrant to purchase 500,000 shares of common stock at an exercise price of $2.00 per share. As of January 1, 2000 all shares under the warrant were exercisable. The expected fair value of this warrant was approximately $5.2 million based on an expected life of 3 years. Additionally on December 10, 1999, the Company entered into a consulting services agreement with this customer under which such customer will commit to $22 million of consulting fees over a three-year period commencing January 1, 2000. Equity related charges to cost of services associated with the warrants during the thirteen weeks ended July 1, 2000 totaled $937,000, based on the recognition of expense as the greater of two calculations:
       1) Total expense attributable to the warrants, amortized on a straight-line basis over a period of

       36 months, or 2) Total expense attributable to the warrants, amortized on a ratable basis as a percentage of the significant customer's consulting fees earned by the Company on a quarterly basis, divided by $22 million.

       During the thirteen weeks ended July 1, 2000, the Company granted approximately 123,000 stock options to employees and approximately 38,000 stock options to a non-employee director at a weighted average exercise price $22.80, and options for approximately 17,000 shares were forfeited. During the twenty-six weeks ended July 1, 2000, the Company granted approximately 594,000 stock options to employees and approximately 38,000 stock options to a non-employee director at a weighted average exercise price of $22.62, and options for approximately 45,000 shares were forfeited. During the same period, the Company recorded unearned compensation of approximately $13,000 and compensation expense related to all stock options of $2.7 million.

4.     New Accounting Pronouncements

       In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 entitled "Revenue Recognition." The bulletin, as amended, is to be adopted, if needed, no later than the fourth fiscal quarter of fiscal years commencing after December 15, 1999, with retroactive adjustment to the first fiscal quarter of that fiscal year. The effect, if any, of complying with the accounting described in this bulletin has not been determined by management.

5.     Contingencies

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

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED JULY 1, 2000 COMPARED TO THIRTEEN WEEKS ENDED JULY 3, 1999

       Revenues

       Revenues increased 56.7% to $19.5 million for the thirteen weeks ended July 1, 2000 from $12.4 million for the thirteen weeks ended July 3, 1999. The increase in revenues was due primarily to an increase in consulting services performed for our new and existing clients during the period, and increased billing rates of our consultants. Additionally, for the thirteen weeks ended July 1, 2000, our international revenue base represented 26.9% of our revenues, down from 27.8% for the thirteen weeks ended July 3, 1999.

       Included in revenue for the thirteen weeks ended July 1, 2000 were services provided to three large customers, which each accounted for more than 10% of our revenues and represented an aggregate of 41.7% of total revenue. Included in revenue for the thirteen weeks ended July 3, 1999 were services provided to two large customers, which each accounted for more than 10% of our revenues and represented an aggregate of 57.7% of total revenue.

       Costs of Services

       Direct costs of services increased to $10.1 million for the thirteen weeks ended July 1, 2000 compared to $6.4 million for the thirteen weeks ended July 3, 1999. As a percentage of revenues, our gross margin on services was 48.1% for the thirteen weeks ended July 1, 2000 and 48.2% for the thirteen weeks ended July 3, 1999.

       Non-cash stock based compensation charges were $2.0 million and $449,000 for the thirteen weeks ended July 1, 2000 and the thirteen weeks ended July 3, 1999, respectively. Of the $2.0 million compensation charges related to the thirteen weeks ended July 1, 2000, $1.1 million was recorded in connection with the issuance of stock options to employees and non-employee consultants and $937,000 was recorded in connection with warrants issued during the fourth quarter of 1999. These charges represent 10.3% of revenues for the thirteen weeks ended July 1, 2000 compared to 3.6% for the thirteen weeks ended July 3, 1999.

       Operating Expenses

       Selling, general and administrative expenses increased to $4.0 million for the thirteen weeks ended July 1, 2000, or 61.7% from $2.5 million for the thirteen weeks ended July 3, 1999. As a percentage of revenues, selling, general and administrative expenses were comparable with the thirteen weeks ended July 1, 2000 and July 3, 1999 at 20.4% and 19.8%, respectively. We incurred an increase in selling, general and administrative expenses primarily due to the personnel and technology costs associated with the increased administrative staffing required to manage and support the growth of the organization.

       Non-cash stock based compensation charges of $392,000 and $401,000 for the thirteen weeks ended July 1, 2000 and thirteen weeks ended July 3, 1999, respectively, were recorded in connection with the issuance of stock options to our senior management team, administration, and one non-employee director. These charges represent 2.0% of revenues for the thirteen weeks ended July 1, 2000 compared to 3.2% of revenues for the thirteen weeks ended July 3, 1999.

       Other Income and Expenses

       Interest income was $777,000 for the thirteen weeks ended July 1, 2000, due primarily to the interest received on the net proceeds of the initial public offering. We invest in short-term, high grade investment instruments.

       Interest expense decreased to $0 for the thirteen weeks ended July 1, 2000, compared to $557,000 for the thirteen weeks ended July 3, 1999. Interest expense decreased primarily due to the extinguishment of debt in the fourth quarter of 1999. On November 29, 1999, all outstanding indebtedness was repaid with proceeds from our November 23, 1999 initial public offering.

       Other net increased to $8,000 income for the thirteen weeks ended July 1, 2000 compared to expense of $80,000 for the thirteen weeks ended July 3, 1999. The expense in 1999 relates primarily to foreign currency exchange losses recorded on a project located in Switzerland that was billed in Swiss francs.

       Income Taxes

       Provision for income taxes for the thirteen weeks ended July 1, 2000 as a percentage of pretax income was 40.2% compared to 41.4% for the thirteen weeks ended July 3, 1999.

TWENTY-SIX WEEKS ENDED JULY 1, 2000 COMPARED TO TWENTY-SIX WEEKS ENDED JULY 3, 1999

       Revenues

       Revenues increased 50.3% to $35.9 million for the twenty-six weeks ended July 1, 2000 from $23.9 million for the twenty-six weeks ended July 3, 1999. The increase in revenues was due primarily to an increase in consulting services performed for our new and existing clients during the period, and increased billing rates of our consultants. Additionally, for the twenty-six weeks ended July 1, 2000, our international revenue base represented 29.1% of our revenues, up from 24.1% for the twenty-six weeks ended July 3, 1999.

       Included in revenue for the twenty-six weeks ended July 1, 2000 were services provided to two large customers, which accounted for 34.4% of revenues for the twenty-six weeks ended July 1, 2000 compared to 57.3% for two companies for the twenty-six weeks ended July 3, 1999.

       Cost of Services

       Direct cost of services increased to $18.6 million for the twenty-six weeks ended July 1, 2000 compared to $12.4 million for the twenty-six weeks ended July 3, 1999. As a percentage of revenues, our gross margin on services was 48.0% for the twenty-six weeks ended July 1, 2000 and 48.1% for the twenty-six weeks ended July 3, 1999.

       Non-cash stock based compensation charges were $3.9 million and $1.0 million for the twenty six weeks ended July 1, 2000 and July 3, 1999, respectively. Of the $3.9 million compensation charges related to the twenty-six weeks ended July 1, 2000, $1.9 million was recorded in connection with the issuance of stock options to employees and non-employee consultants and $2.0 million was recorded in connection with warrants issued during the fourth quarter of fiscal year 1999. These charges represent 10.9% of revenues for the twenty-six weeks ended July 1, 2000 compared to 4.0% of revenues for the twenty-six weeks ended July 3, 1999.

       Operating Expenses

       Selling, general and administrative expenses increased to $7.4 million for the twenty-six weeks ended July 1, 2000, or 52.4%, from $4.9 million for the twenty-six weeks ended July 3, 1999. As a percentage of revenues, selling, general and administrative expenses were comparable with the twenty-six weeks ended July 1, 2000 and July 3, 1999 at 20.7% and 20.5%, respectively. We incurred an increase in selling, general and administrative expenses primarily due to the personnel and technology costs associated with the increased administrative staffing required to manage and support the growth of the organization.

       Non-cash stock based compensation charges of $810,000 and $570,000 for the twenty-six weeks ended July 1, 2000 and twenty-six weeks ended July 3, 1999, respectively, were recorded in connection with the issuance of stock options to our senior management team, administration, and one non-employee director. These charges represent 2.3% of revenues for the twenty-six weeks ended July 1, 2000 compared to 2.4% of revenues for the twenty-six weeks ended July 3, 1999.

       Other Income and Expenses

       Interest income was $1.6 million for the twenty-six weeks ended July 1, 2000, due primarily to the interest received on the net proceeds of the initial public offering. We invest in short-term, high grade investment instruments.

       Interest expense decreased to $3,000 for the twenty-six weeks ended July 1, 2000, compared to $1.1 million for the twenty-six weeks ended July 3, 1999. Interest expense decreased primarily due to the extinguishment of debt in the fourth quarter of 1999. On November 29, 1999, all outstanding indebtedness was repaid with proceeds from our November 23, 1999 initial public offering.

       Included in other expenses, net were foreign currency exchange losses of $136,000 for the twenty-six weeks ended July 1, 2000, compared to a foreign currency loss of $75,000 for the twenty-six weeks ended July 3, 1999. The losses were due primarily to losses recorded on a project located in Switzerland that was billed in Swiss francs.

       Income Taxes

       Provision for income taxes for the twenty-six weeks ended July 1, 2000 as a percentage of pretax income was 40.0% compared to 41.6% for the twenty-six weeks ended July 3, 1999.


       Liquidity and Capital Resources

       At July 1, 2000, we had approximately $53.8 million in cash and cash equivalents. We believe the net proceeds of the initial public offering, in addition to cash generated from operations, will be sufficient to meet anticipated cash requirements, including anticipated capital expenditures and consideration for possible acquisition, for at least the next 12 months. Should our business expand more rapidly than expected, we believe that bank credit would be available to fund such operating and capital requirements.


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

WE FOCUS EXCLUSIVELY ON SERVING THE TELECOMMUNICATIONS INDUSTRY AND THEREFORE

CHANGES IN THIS INDUSTRY COULD REDUCE OUR CUSTOMER BASE OR CAUSE CUSTOMERS TO USE INTERNAL RESOURCES

       We currently derive all of our revenues from consulting engagements within the telecommunications industry. Much of our recent growth has arisen from business opportunities presented by industry trends that include:

       -      deregulation;

       -      increased competition;

       -      technological advances;

       -      the growth of e-business; and

       -      the convergence of service offerings.

       If these trends change, the demand for telecommunications consulting work will likely decrease. In addition, the telecommunications industry is in a period of consolidation, which could reduce our client base, eliminate future opportunities or create conflicts of interest among our clients. Additionally, current and future economic pressures in the industry may cause telecommunications companies to use internal resources in lieu of outside consultants. As a result, our customer base and our revenues may decline.

WE ARE DEPENDENT ON A LIMITED NUMBER OF LARGE CUSTOMERS FOR A MAJOR PORTION OF OUR REVENUES, AND THE LOSS OF A MAJOR CUSTOMER COULD REDUCE OUR REVENUES AND HARM OUR BUSINESS

       We derive a significant portion of our revenues from a relatively limited number of clients. For example, during the thirteen and twenty-six weeks ended July 1, 2000, revenues from our ten most significant clients accounted for approximately 75.2% and 76.6% of our revenues, respectively. For the thirteen weeks ended July 1, 2000, Williams Communications Group, AT&T, and SBC Communications each accounted for more than 10% of our revenues. For the twenty-six weeks ended July 1, 2000, Williams Communications Group and diAx each accounted for more than 10% of our revenues. The services required by any one client may be affected by industry consolidation, technological developments, economic slowdown or internal budget constraints. As a result, the volume of work performed for specific clients varies from period to period, and a major client in one period may not use our services in a subsequent period.

       Our services are often sold under short-term engagements and most clients can reduce or cancel their contracts with little or no penalty or notice. Our operating results may suffer if we are unable to rapidly deploy consultants if a client defers, modifies or cancels a project. Consequently, you should not predict or anticipate our future revenue based on the number of clients we have or the number and scope of our existing engagements.

OUR REVENUES AND OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY FROM QUARTER TO QUARTER, AND FLUCTUATIONS IN OUR OPERATING RESULTS COULD CAUSE OUR STOCK PRICE TO DECLINE

       Our revenue and operating results may vary significantly from quarter-to-quarter due to a number of factors. In future quarters, our operating results may be below the expectations of public market analysts or investors, and the price of our common stock may decline. Factors that could cause quarterly fluctuations include:

       - the beginning and ending of significant contracts during a quarter;

       -      the size and scope of assignments;

       -      consultant turnover, utilization rates and billing rates;

       - the loss of key consultants, which could cause clients to end their relationships with us;

       -      the ability of clients to terminate engagements without penalty;

       - fluctuations in demand for our services resulting from budget cuts, project delays, cyclical downturns or similar events;

       - clients' decisions to divert resources to other projects, which may limit clients' resources that would otherwise be allocated to projects we could provide;

       -      reductions in the prices of services offered by our competitors;

       - fluctuations in the telecommunications market and economic conditions;

       -      seasonality during the summer, vacation and holiday periods; and

       -      fluctuations in the value of foreign currencies versus the U.S.
              dollar.

       Because a significant portion of our expenses are relatively fixed, a variation in the number of client assignments or the timing of the initiation or the completion of client assignments may cause significant variations in operating results from quarter to quarter and could result in losses. To the extent the addition of consultant employees is not followed by corresponding increases in revenues, we would incur additional expenses that would not be matched by corresponding revenues. Therefore, our profitability would decline and we could potentially experience losses. In addition, our stock price would likely decline.

WE MUST CONTINUE TO ATTRACT AND RETAIN QUALITY CONSULTANTS, AND OUR INABILITY TO DO SO WOULD IMPAIR OUR ABILITY TO SERVICE EXISTING ENGAGEMENTS OR UNDERTAKE NEW ENGAGEMENTS, RESULTING IN A DECLINE IN OUR REVENUES AND INCOME

       We must attract a significant number of new consultants to implement our growth plans. The number of potential consultants that meet our hiring criteria is relatively small, and we face significant competition for these consultants from our direct competitors and others in the telecommunications industry. Competition for these consultants may result in significant increases in our costs to retain the consultants, which could reduce our margins and our profitability. In addition, we will need to attract consultants in international locations, principally Europe, to support our international growth plans. We have limited experience in recruiting internationally, and we may not be able to do so. Our inability to recruit new consultants and retain existing consultants could impair our ability to service existing engagements or undertake new engagements. If we are unable to attract and retain consultants, our revenues and our profitability would decline.

THE MARKET IN WHICH WE COMPETE IS INTENSELY COMPETITIVE AND ACTIONS BY COMPETITORS COULD RENDER OUR SERVICES LESS COMPETITIVE CAUSING OUR REVENUES AND INCOME TO DECLINE

       The market for consulting services to telecommunications companies is intensely competitive, highly fragmented and subject to rapid change. Our competitors include general management consulting firms, the consulting practices of "Big Five" accounting firms, most of which have practice groups focused on the telecommunications industry and local or regional firms specializing in telecommunications services. Some of these competitors have also formed strategic alliances with telecommunications and technology companies serving the industry. We also compete with internal resources of our clients. Our competitors include:

       -      American Management Systems;

       -      Andersen Consulting;

       -      Booz-Allen & Hamilton;

       -      The Boston Consulting Group;

       -      Cap Gemini;

       -      KPMG Peat Marwick; and

       -      PricewaterhouseCoopers.

       Many information technology consulting firms also maintain significant practice groups devoted to the telecommunications industry. Many of these companies have a national and international presence and may have greater personnel, financial, technical and marketing resources. We may not be able to compete successfully with our existing competitors or with any new competitors.

       We also believe our ability to compete depends on a number of factors outside of our control, including:

       - the prices at which others offer competitive services, including aggressive price competition and discounting on individual engagements;

       - the ability and willingness of our competitors to finance customers' projects on favorable terms;

       - the ability of our competitors to undertake more extensive marketing campaigns than we can;

       - the extent, if any, to which our competitors develop proprietary tools that improve their ability to compete with us;

       -      the ability of our customers to perform the services themselves;
              and

       -      the extent of our competitors' responsiveness to customer needs.

       We may not be able to compete effectively on these or other factors. If we are unable to compete effectively, our market position, and therefore our revenues and profitability, would decline.

WE HAVE EXPERIENCED SIGNIFICANT GROWTH IN OUR BUSINESS IN RECENT PERIODS, AND IF WE ARE UNABLE TO MANAGE THIS GROWTH, OUR OPERATIONAL INFRASTRUCTURE MAY NOT BE ABLE TO SUPPORT OUR GROWTH

       We are currently experiencing a period of rapid growth that may strain our managerial and operational resources. To support our growth, our organizational infrastructure must grow accordingly.

       To manage the expected growth of our operations and personnel, we must:

       - improve existing and implement new operational, financial and management controls, reporting systems and procedures; and

       -      maintain and expand our financial management information systems.

       If we fail to address these issues, our operational infrastructure may be insufficient to support our levels of business activity. In this event, we could experience disruptions in our business and declining revenues or profitability.

IF WE DO NOT EFFECTIVELY MANAGE THE CONVERSION OF INDEPENDENT CONTRACTORS TO EMPLOYEES, WE COULD INCUR UNANTICIPATED COSTS WHICH WOULD HARM OUR FINANCIAL PERFORMANCE

       We offer contingent employee or full-time employee status to certain of our independent contractors. As we convert independent contractors to consultant employees, we incur additional fixed costs for each such employee that we do not incur when we retain an independent contractor. To effectively manage these additional fixed costs, we need to continuously improve utilization management and minimize unbilled employee time. In addition, this change may cause other disruptions to our business. If we fail to effectively manage this transition, we could incur additional costs due to underutilization of full-time employees as well as other unanticipated costs.


IF WE DO NOT CONTINUALLY ENHANCE OUR SERVICES TO MEET THE CHANGING NEEDS OF OUR CUSTOMERS, WE MAY LOSE FUTURE BUSINESS TO OUR COMPETITORS

       We believe that our future success will depend upon our ability to enhance our existing services and to introduce new services to meet the requirements of our customers in a rapidly developing and evolving market. Our present or future services may not satisfy the needs of the telecommunications market. If we are unable to anticipate or respond adequately to customer needs, we may lose business and our financial performance will suffer.

OUR PLANS FOR INTERNATIONAL EXPANSION MAY NOT SUCCEED, WHICH WOULD HARM OUR REVENUES AND PROFITABILITY

       Our future revenues depend to a large extent on expansion into international markets. Our future international operations might not succeed for a number of reasons, including:

       -      difficulties in staffing and managing foreign operations;

       -      seasonal reductions in business activity;

       - fluctuations in currency exchange rates or imposition of currency exchange controls;

       -      competition from local and foreign-based consulting companies;

       - issues relating to uncertainties of laws and enforcement relating to the protection of intellectual property;

       - unexpected changes in trading policies and regulatory requirements;

       - legal uncertainties inherent in transnational operations such as export and import regulations, tariffs and other trade barriers;

       -      taxation issues;

       - operational issues such as longer customer payment cycles and greater difficulties in collecting accounts receivable;

       -      language and cultural differences;

       -      general political and economic trends; and

       - expropriations of assets, including bank accounts, intellectual property and physical assets by foreign governments.

       Accordingly, we may not be able to successfully execute our business plan in foreign markets. If we are unable to achieve anticipated levels of revenues from our international operations, our revenues and profitability would decline.

IF OUR INTERNATIONAL BUSINESS VOLUMES INCREASE, WE WILL BE EXPOSED TO GREATER FOREIGN CURRENCY EXCHANGE RISKS, WHICH COULD RESULT IN INCREASED EXPENSES AND DECLINING PROFITABILITY

       Compared to the twenty-six weeks ended July 3, 1999, the percentage of our revenues comprised of international engagements increased significantly in the twenty-six weeks ended July 1, 2000, and may continue to increase. Some of our international engagements are denominated in the local currency of our clients. Expenses that we incur in delivering these services, consisting primarily of consultant compensation, are typically denominated in U.S. dollars. To the extent that the value of a currency in which our billings are denominated decreases in relation to the U.S. dollar or another currency in which our expenses are denominated, our operating results and financial condition could be harmed. We may hedge our foreign currency exposure from time to time, but hedging may not be effective.

WE EXPECT THE GROWTH OF OUR TMNG.COM BUSINESS TO DRIVE FUTURE REVENUES AND IF THIS DOES NOT HAPPEN OUR REVENUES AND PROFITABILITY WOULD DECLINE

       A significant part of our future growth is dependent upon our ability to grow our TMNG.com business which is focused on providing consulting services to help telecommunications companies build the infrastructure, systems and processes needed to support e-business. To support this growth, we must continue to develop a base of consultants with internet-based skills. The personnel and skill sets required for our TMNG.com services are different from those used in our traditional lines of business. The personnel that we need to support this business may not be widely available, and we may encounter unforeseen difficulties in recruiting needed personnel for the TMNG.com initiative. In addition, we may be unable to develop methodologies to address the unique needs of internet-based companies due to our relative lack of experience in this market. Additionally, the continuously evolving nature of the internet makes it very difficult to establish e-business expertise. If we fail to adequately develop our internet and e-business skills, we may not be able to capitalize on the growth opportunities presented by these sectors, and our competitive position, revenues and profitability would decline.

OUR TMNG.COM BUSINESS IS DEPENDENT ON CONTINUED GROWTH, USE AND ACCEPTANCE OF THE INTERNET AND E-BUSINESS

       Our success in providing e-business related consulting services depends in part on widespread acceptance and use of the internet as a way to conduct business. The internet and e-business may not become a viable long-term commercial marketplace due to potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. Our business would be harmed if:

       - use of the internet and other online services does not increase or increases at a slower pace than expected or on-line services do not become viable marketplaces;

       - the infrastructure for the internet and other online services does not effectively support future expansion of e-business; or

       - concerns over security and privacy inhibit the growth of the internet.

The failure of the internet to continue to grow would inhibit the demand for our TMNG.com consulting services and our revenues and financial performance.

WE ARE DEPENDENT ON A LIMITED NUMBER OF KEY PERSONNEL, AND THE LOSS OF THESE INDIVIDUALS COULD HARM OUR COMPETITIVE POSITION AND FINANCIAL PERFORMANCE

       Our business consists primarily of the delivery of professional services and, accordingly, our success depends upon the efforts, abilities, business generation capabilities and project execution of our executive officers and key consultants. Our success is also dependent upon the managerial, operational and administrative skills of our executive officers, particularly Richard Nespola, our President and Chief Executive Officer. The loss of any executive officer or key consultant or group of consultants, or the failure of these individuals to generate business or otherwise perform at or above historical levels could result in a loss of customers or revenues, and could therefore harm our financial performance.

IF WE FAIL TO PERFORM EFFECTIVELY ON PROJECT ENGAGEMENTS, OUR REPUTATION, AND THEREFORE OUR COMPETITIVE POSITION AND FINANCIAL PERFORMANCE COULD BE HARMED

       Many of our engagements come from existing clients or from referrals by existing clients. Therefore, our growth is dependent on our reputation and on client satisfaction. The failure to perform services that meet a client's expectations may damage our reputation and harm our ability to attract new business. Damage to our reputation arising from client dissatisfaction could therefore harm our financial performance.

IF WE FAIL TO DEVELOP LONG-TERM RELATIONSHIPS WITH CUSTOMERS, OUR SUCCESS WOULD BE JEOPARDIZED

       A substantial majority of our business is derived from repeat customers. Our future success depends to a significant extent on our ability to develop long-term relationships with successful telecommunications providers who will give us new and repeat business. We may be unable to develop new customer relationships and our new or existing customers may be unsuccessful. Our inability to build long-term customer relations would result in declines in our revenues and profitability.

A LARGE NUMBER OF OUR PERSONNEL ARE CLASSIFIED AS INDEPENDENT CONTRACTORS FOR TAX AND EMPLOYMENT LAW PURPOSES, AND IF THESE PERSONNEL WERE TO BE RECLASSIFIED AS EMPLOYEES, WE COULD BE SUBJECT TO BACK TAXES, INTEREST, PENALTIES AND OTHER LEGAL CLAIMS

       We provide approximately half of our consulting services through independent contractors and, therefore, do not pay federal or state employment taxes or withhold income taxes for such persons. Further, we generally do not include these independent contractors in our benefit plans. In the future, the IRS and state authorities may challenge the status of consultants as independent contractors. Independent contractors may also initiate proceedings to seek reclassification as employees under state law. In either case, if persons engaged by us as independent contractors are determined to be employees by the IRS or any state taxation department, we would be required to pay applicable federal and state employment taxes and withhold income taxes with respect to such persons and could become liable for amounts required to be paid or withheld in prior periods along with penalties. In addition, we could be required to include such persons in our benefit plans retroactively and going forward. Any challenge by the IRS or state authorities or individuals resulting in a determination that a substantial number of persons we have classified as independent contractors are actually employees could subject us to liability for back taxes, interest and penalties, which would harm our profitability.

WE COULD BE SUBJECT TO CLAIMS FOR PROFESSIONAL LIABILITY, WHICH COULD HARM OUR FINANCIAL PERFORMANCE

       As a provider of professional services, we face the risk of liability claims. A liability claim brought against us could harm our business. We may also be subject to claims by our clients for the actions of our consultants and employees arising from damages to clients' business or otherwise.

       In particular, we are currently a defendant in litigation brought by the bankruptcy trustee of one of our former clients. This litigation seeks to recover $320,000 in consulting fees paid by the former client and also seeks to recover at least $1.85 million for breach of contract, breach of fiduciary duties and negligence.

THE MARKET PRICE OF OUR COMMON STOCK IS VOLATILE, AND OUR INVESTORS MAY EXPERIENCE INVESTMENT LOSSES

       The market price of our common stock is volatile. Our stock price could decline or fluctuate in response to a variety of factors, including:

       -      variations in our quarterly operating results;

       - announcements of technological innovations that render our talent outdated;

       - introduction of new services or new pricing policies by us or our competitors;

       -      trends in the telecommunications industry;

       - acquisitions or strategic alliances by us or others in our industry;

       - failure to achieve financial analysts' or other estimates of our results of operations for any fiscal period;

       - changes in estimates of our performance or recommendations by financial analysts; and

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

WE MAY MAKE ACQUISITIONS, WHICH ENTAIL RISKS THAT COULD HARM OUR FINANCIAL PERFORMANCE OR STOCK PRICE

       As part of our business strategy, we may make acquisitions. Currently, we do not have any planned or pending acquisitions. Any future acquisition would be accompanied by the risks commonly encountered in acquisitions. These risks include:

       - the difficulty associated with assimilating the personnel and operations of acquired companies;

       -      the potential disruption of our existing business; and

       - adverse effects on our financial statements, including one-time write-offs, ongoing charges for amortization of goodwill and assumption of liabilities of acquired businesses.

       If we make acquisitions and any of these problems materialize, these acquisitions could negatively affect our operations, profitability and financial operations.

OUR INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY COULD HARM OUR COMPETITIVE POSITION AND OUR FINANCIAL PERFORMANCE

       Despite our efforts to protect our proprietary rights from unauthorized use or disclosure, parties, including former employees or consultants of ours, may attempt to disclose, obtain or use our solutions or technologies. The steps we have taken may not prevent misappropriation of our solutions or technologies, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States. Unauthorized disclosure of our proprietary information could make our solutions and methodologies available to others and harm our competitive position.

       Intellectual property claims brought against us, regardless of their merit, could result in costly litigation and the diversion of our financial resources and technical and management personnel. Further, if such claims are proven valid, through litigation or otherwise, we may be required to change our trademarks and pay financial damages, which could harm our profitability and financial performance.

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

WE USED TO BE TAXED UNDER SUBCHAPTER "S" OF THE INTERNAL REVENUE CODE AND CLAIMS OF TAXING AUTHORITIES RELATED TO OUR PRIOR SUBCHAPTER "S" CORPORATION STATUS COULD HARM US

       From 1993 through 1998, we were taxed as a "pass-through" entity under subchapter "S" of the Internal Revenue Code. Since February 1998, we have been taxed under subchapter "C" of the Internal Revenue Code, which is applicable to most corporations and treats the corporation as an entity that is separate and distinct from its stockholders. If our tax returns for the years in which we were a subchapter "S" corporation were to be audited by the Internal Revenue Service or another taxing authority and an adverse determination was made during the audit, we could be obligated to pay back taxes, interest and penalties. The stockholders of our predecessor entity agreed, at the time we acquired our predecessor, to indemnify us against negative tax consequences arising from our prior "S" corporation status. However, this indemnity may not be sufficient to cover claims made by the IRS or other taxing authorities, and any such claims could result in additional costs and harm our financial performance.

WE MAY SEEK TO RAISE ADDITIONAL FUNDS, AND ADDITIONAL FUNDING MAY BE DILUTIVE TO STOCKHOLDERS OR IMPOSE OPERATIONAL RESTRICTIONS

       Any additional equity financing may be dilutive to our stockholders and debt financing, if available, may involve restrictive covenants, which may limit our operating flexibility with respect to certain business matters. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced. These stockholders may experience additional dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock.

ANTI-TAKEOVER PROVISIONS AND OUR RIGHT TO ISSUE PREFERRED STOCK COULD MAKE A THIRD PARTY ACQUISITION OF US DIFFICULT

       Our certificate of incorporation and bylaws and anti-takeover provisions of Delaware law could make it more difficult for a third party to acquire control of us, even if a change in control would be beneficial to stockholders. In addition, our bylaws provide for a classified board, with board members serving staggered three-year terms. The Delaware anti-takeover provisions and the existence of a classified board could make it more difficult for a third party to acquire us.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

       We anticipate that revenues from international engagements will increase as a percentage of our revenues. We may enter into consulting engagements that are denominated in foreign currencies. To the extent that the value of a currency in which our billings are denominated decreases in relation to the U.S. dollar or another currency in which our expenses are denominated, our expenses would increase and the profitability of the engagement would decline. We may hedge our foreign currency exposure from time to time but our hedging activities may not be effective.

       We invest idle cash balances in highly liquid short-term investments, the earnings of which are subject to interest rate fluctuations. The average invested balance during the twenty-six weeks ended July 1, 2000 was approximately $51.3 million. We make no attempt to hedge this risk.

Part II.  Other Information

Item 1.  Legal Proceedings

       TMNG has not been subject to any new litigation or claims against the Company since the time of TMNG's last 10-Q filing, dated May 15, 2000. For a summary of litigation TMNG is currently involved, refer to TMNG's 10-Q, as filed with the Securities and Exchange Commission on May 15, 2000.

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


Item 4.  Submission to a Vote of Security Holders

       TMNG held an Annual Meeting of Stockholders on May 23, 2000.

              1. The stockholders approved the election of two directors. The votes cast for each nominee were as follows:

                                                   FOR           WITHHELD
                     Micky K. Woo              26,526,900          2,163
                     William M. Matthes        26,069,500        459,563

              2. The stockholders ratified the appointment of Deloitte & Touche LLP as independent auditor for the Company for the 2000 fiscal year by a vote of 26,526,113 shares in favor of the appointment; 1,400 shares against the appointment and 1,550 shares abstaining.

Item 6.  Exhibits and Reports on Form 8-K

       (a) Exhibits

       27.1 Financial Data Schedule

       (b) Reports on Form 8-K

              TMNG did not file any Reports on Form 8-K during the quarter ended July 1, 2000.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


            SIGNATURE                       TITLE                       DATE
            ---------                       -----                       ----
     /s/ RICHARD P. NESPOLA      President, Chief Executive        August 1, 2000
                                 Officer and Director
         Richard P. Nespola      (Principal executive officer)

     /s/ DONALD E. KLUMB         Chief Financial Officer and       August 1, 2000
                                 Treasurer
         Donald E. Klumb         (Principal financial officer
                                 and principal accounting
                                 officer)

*By: /s/ DONALD E. KLUMB
---------------------------------------------
         Donald E. Klumb
         Attorney-in-Fact

                                Index to Exhibits


             Exhibit number                          Description
             --------------                          -----------
                  27.1                         Financial Data Schedule