Form 10-Q
period 2000-09-30
MANAGEMENT NETWORK GROUP INC
filed 2000-11-14
CIK 1094814

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                        [X] Quarterly report pursuant to
                           Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000
                ------------------------------------------------

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

        As of November 6, 2000 TMNG had outstanding 28,997,994 shares of common stock.

                                TABLE OF CONTENTS

             To jump to a section, double-click on the section name.

                                      10-Q


PART I........................................................................  3
ITEM 1........................................................................  3
Balance sheet.................................................................  3
Income statement..............................................................  4
Cash flow statement...........................................................  5
ITEM 2........................................................................ 10
PART II....................................................................... 20
Item 1........................................................................ 20
Item 2........................................................................ 21
Item 6........................................................................ 21
                                     EX-27.1

Exhibit....................................................................... 22

                       THE MANAGEMENT NETWORK GROUP, INC.
                                      INDEX


                                                                                            PAGE
                                                                                            ----
PART I.   FINANCIAL INFORMATION:

                ITEM 1. Consolidated Condensed Financial Statements:

                        Consolidated Condensed Balance Sheets -
                         September 30, 2000 (unaudited) and January 1, 2000 ...........       3

                        Consolidated Condensed Statements of Income and
                         Comprehensive Income (unaudited) - Thirteen weeks ended
                         September 30, 2000 and October 2, 1999, and Thirty-nine
                         Weeks Ended September 30, 2000 and October 2, 1999.............      4

                        Consolidated Condensed Statements of Cash Flows
                         (unaudited) - Thirty-nine Weeks ended September 30, 2000
                         and October 2, 1999 ...........................................      5

                        Notes to Consolidated Condensed Financial Statements
                         (unaudited)....................................................      7

                ITEM 2. Management's Discussion and Analysis of Financial
                         Condition and Results of Operations ...........................     10


                ITEM 3. Quantitative and Qualitative Disclosures about Market Risk .....     20

PART II.  OTHER INFORMATION

                ITEM 1. Legal Proceedings...............................................     20

                ITEM 6. Exhibits and Reports on Form 8-K................................     21

         Signatures.....................................................................     21

PART I. FINANCIAL INFORMATION:

ITEM 1. Consolidated Condensed Financial Statements:

                       THE MANAGEMENT NETWORK GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In thousands, except share data)


                                                                           (unaudited)
                                                           January 1,      September 30,
                                                             2000              2000
                                                           ---------        ---------
CURRENT ASSETS:
  Cash and cash equivalents                                $  51,523        $  63,971
  Receivables:
    Accounts receivable                                        8,280           21,645
    Accounts receivable -- unbilled                            4,863            8,076
                                                           ---------        ---------
                                                              13,143           29,721
    Less: Allowance for doubtful accounts                       (350)          (1,117)
                                                           ---------        ---------
                                                              12,793           28,604
  Other assets                                                 1,048            2,029
                                                           ---------        ---------
            Total current assets                              65,364           94,604
                                                           ---------        ---------
PROPERTY AND EQUIPMENT, NET                                      706            1,169
DEFERRED TAX ASSET                                             1,312            3,792
GOODWILL, NET                                                      0           18,533
OTHER ASSETS                                                       0               48
                                                           ---------        ---------
            Total assets                                   $  67,382        $ 118,146
                                                           =========        =========

CURRENT LIABILITIES:
  Trade accounts payable                                   $     888        $   2,675
  Accrued payroll, bonuses and related expenses                1,857            4,605
  Other accrued liabilities                                    1,200            3,509
                                                           ---------        ---------
            Total current liabilities                          3,945           10,789
                                                           ---------        ---------

STOCKHOLDERS' EQUITY
  Common Stock:
       Voting -- $.001 par value, 100,000,000 shares
       authorized; 27,417,370 and 28,962,287 issued
       and outstanding on January 1, 2000 and
       September 30, 2000, respectively                           27               29
  Preferred stock - $.001 par value, 10,000,000
      Shares authorized; no shares issued or
      Outstanding
  Additional paid-in capital                                 104,137          136,957
  Accumulated deficit                                        (32,138)         (25,147)
  Accumulated other comprehensive income -
      Foreign currency translation adjustment                     (2)             (34)
  Unearned compensation                                       (8,587)          (4,448)
                                                           ---------        ---------
            Total stockholders' equity                        63,437          107,357
                                                           ---------        ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $  67,382        $ 118,146
                                                           =========        =========


            See notes to consolidated condensed financial statements.

                       THE MANAGEMENT NETWORK GROUP, INC.
      CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                      (In thousands, except per share data)
                                   (unaudited)


                                             For the thirteen                       For the thirty-nine
                                                weeks ended                             weeks ended
                                     --------------------------------        --------------------------------
                                       October 2,        September 30,        October 2,         September 30,
                                         1999                2000                1999                2000
                                     ------------        ------------        ------------        ------------
REVENUES                             $     13,112        $     20,003        $     36,968        $     55,870
COST OF SERVICES:
  Direct cost of services                   6,801              10,300              19,178              28,939
  Equity related charges                      822               1,241               1,778               5,158
                                     ------------        ------------        ------------        ------------
    Total cost of services                  7,623              11,541              20,956              34,097
                                     ------------        ------------        ------------        ------------
GROSS PROFIT                                5,489               8,462              16,012              21,773
OPERATING EXPENSES:
  Selling, general and
   administrative                           2,593               4,344               7,479              11,792
  Equity related charges                      376                 392                 946               1,202
                                     ------------        ------------        ------------        ------------
    Total operating expenses                2,969               4,736               8,425              12,994
                                     ------------        ------------        ------------        ------------
INCOME FROM OPERATIONS                      2,520               3,726               7,587               8,779
OTHER INCOME (EXPENSE)
  Interest income                               1               1,279                   3               2,906
  Interest expense                           (537)                  0              (1,653)                 (4)
  Other, net                                   17                  95                 (61)                (29)
                                     ------------        ------------        ------------        ------------
    Total other income
    (expense)                                (519)              1,374              (1,711)              2,873
                                     ------------        ------------        ------------        ------------
INCOME BEFORE PROVISION FOR
 INCOME TAXES                               2,001               5,100               5,876              11,652
PROVISION FOR INCOME TAXES                   (829)             (2,040)             (2,437)             (4,661)
                                     ------------        ------------        ------------        ------------
NET INCOME                                  1,172               3,060               3,439               6,991
OTHER COMPREHENSIVE INCOME -
  Foreign currency translation
    Adjustment                                 (4)                 13                  (2)                (32)
                                     ------------        ------------        ------------        ------------
COMPREHENSIVE INCOME                 $      1,168        $      3,073        $      3,437        $      6,959

                                     ============        ============        ============        ============
NET INCOME PER COMMON SHARE
  Basic                              $       0.05        $       0.11        $       0.15        $       0.25
                                     ============        ============        ============        ============
  Diluted                            $       0.05        $       0.10        $       0.15        $       0.24
                                     ============        ============        ============        ============
SHARES USED IN CALCULATION OF
 NET INCOME PER COMMON SHARE
  Basic                                22,566,500          28,304,775          22,526,932          27,728,082
                                     ============        ============        ============        ============
  Diluted                              23,162,418          29,572,076          23,056,018          28,965,065
                                     ============        ============        ============        ============



            See notes to consolidated condensed financial statements.

                       THE MANAGEMENT NETWORK GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                           For the thirty-nine
                                                               weeks ended
                                                        --------------------------
                                                        October 2,    September 30,
                                                          1999            2000
                                                        --------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $  3,439        $  6,991
  Adjustments to reconcile  net income
    to net cash provided by operating
    activities:
    Depreciation and amortization                            195             341
    Stock option and bonus share
     compensation                                          2,724           6,360
    Income tax benefit realized upon
     exercise of nonqualified stock
     options applied to equity                                             1,336
    Provision for deferred income
     taxes                                                (1,270)         (2,786)
    Changes in operating assets and
     liabilities, net of business
     acquisitions:
     Accounts receivable                                  (1,449)         (9,587)
     Accounts receivable --
      unbilled                                            (1,981)         (3,213)
     Other assets                                           (486)           (709)
     Trade accounts payable                                  114              16
     Trade accounts payable --
      related party                                         (332)
     Accrued liabilities                                   2,026           4,553
     Income tax payable                                       12
                                                        --------        --------
             Net cash provided by
              operating activities                         2,992           3,302
                                                        --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of business, net of cash
   acquired                                                              (11,601)
  Acquisition of property and
   equipment                                                (405)           (485)
                                                        --------        --------
             Net cash used in
              investing activities                          (405)        (12,086)
                                                        --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank overdraft                                             436
  Proceeds received from exercise of
   nonqualified stock options                                                324
  Net borrowings under revolving
   credit facility                                        (1,699)
  Payments made on long-term debt                           (975)
  Proceeds from issuance of common
   stock, net of expenses                                    168          20,940
                                                        --------        --------
Net cash provided by (used in) financing
 activities                                               (2,070)         21,264
                                                        --------        --------
EFFECT OF EXCHANGE RATE ON CASH AND
 CASH EQUIVALENTS                                            (15)            (32)
                                                        --------        --------
Net increase in cash and cash
 equivalents                                                 502          12,448
Cash and cash equivalents, beginning

 of period                                                   959          51,523
                                                        --------        --------
Cash and cash equivalents, end of
 period                                                 $  1,461        $ 63,971
                                                        ========        ========
Supplemental disclosure of cash flow information:
  Cash paid during period for
   interest                                             $  1,790        $      4
                                                        ========        ========
  Cash paid during period for taxes                     $  3,695        $  5,320
                                                        ========        ========
Supplemental disclosure of non-cash
  investing and financing activities:
  Acquisition of business:
    Fair value of assets acquired                                       $  3,667
    Liabilities incurred or assumed                                     $ (2,275)
    Common stock issued                                                 $  8,000



            See notes to consolidated condensed financial statements.

                       THE MANAGEMENT NETWORK GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1.      Basis of Reporting

        The accompanying consolidated condensed financial statements of The Management Network Group, Inc. (the "Company") as of September 30, 2000, and for the thirteen and thirty-nine weeks ended September 30, 2000 and October 2, 1999, are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the Company's consolidated condensed financial position, results of operations, and cash flows as of these dates and for the periods presented. The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Consequently, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements nor those normally made in the Company's Annual Report on Form 10-K. Accordingly, reference should be made to the Company's Annual Report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies, which have not changed.

2.      Earnings Per Share

        The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):




                                                         FOR THE THIRTEEN               FOR THE THIRTY-NINE
                                                             WEEKS ENDED                    WEEKS ENDED
                                                     --------------------------     ---------------------------
                                                     OCTOBER 2,    SEPTEMBER 30,    OCTOBER 2,     SEPTEMBER 30,
                                                       1999            2000            1999            2000
                                                     --------      ------------     ---------      ------------
Numerator
      Net income                                     $  1,172        $  3,060        $  3,439        $  6,991
Denominator
     Weighted average common shares                    22,567          28,305          22,527          27,728
     Weighted average unvested common                   1,443           3,006           1,236           2,951
     shares
     Weighted average unvested common
     shares                                              (848)         (1,739)           (707)         (1,714)
       Subject to repurchase
Denominator for basic calculation                      22,567          28,305          22,527          27,728
Denominator for diluted calculation                    23,162          29,572          23,056          28,965
Basic net income per share                           $   0.05        $   0.11        $   0.15        $   0.25
Diluted net income per share                         $   0.05        $   0.10        $   0.15        $   0.24

3.      Warrant Grant and Stock Based Compensation

        During the thirty-nine weeks ended September 30, 2000, the Company granted approximately 1,182,000 stock options to employees and 38,000 stock options to a non-employee director at a weighted average exercise price of $22.24, and options for approximately 78,000 shares were forfeited. During the same period, the Company recorded unearned compensation of approximately $13,000 and compensation expense related to all stock options of $3.7 million. During the thirteen weeks ended September 30, 2000, the Company granted approximately 506,000 stock options to employees at a weighted average exercise price $20.89. 367,000 of these options were related to the acquisition of The Weathersby Group, Inc. ("TWG"), discussed in greater detail in footnote 5.

        Additionally, on October 29, 1999, the Company issued a significant customer a warrant to purchase 500,000 shares of common stock at an exercise price of $2.00 per share. During the thirty-nine weeks ended September 30, 2000, the Company recognized $2.7 million in equity related charges. During the thirteen weeks ended September 30, 2000, the Company recognized $713,000 in equity related charges.

4.      Contingencies

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

5. On September 5, 2000, the Company completed its acquisition of The Weathersby Group, Inc. ("TWG"), a Maryland corporation. TWG provides a full range of marketing telecommunications consulting services to various U.S. companies. Consulting services offered include product development and positioning, strategy, CRM and loyalty programs, communications, and channel management, among other services. The acquisition, recorded under the purchase method of accounting, included the purchase of all outstanding shares of TWG, which resulted in a total purchase price of approximately $19.2 million consisting of $11.2 million cash and $8.0 million in TMNG stock. Additionally, TMNG incurred direct costs of $885,000 related to the acquisition. A portion of the purchase price has been preliminarily allocated to assets acquired and liabilities assumed based on estimated fair value at the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill estimated to be $18.7 million preliminarily and which is being amortized over ten years on a straight-line basis. The acquisition also provides for contingent consideration of up to an additional $9.0 million, consisting of up to $2.5 million cash consideration and $6.5 million stock consideration, contingent on TWG achieving certain performance targets in 2001.

        The purchase price allocation for this acquisition is based on preliminary estimates and is subject to further refinement. The purchase price is subject to refinement based on the finalization of direct acquisition costs incurred in the transaction. The operating results of TWG have been included in the Consolidated Condensed Statements of Income and Comprehensive Income from the date of acquisition.

        The following reflects unaudited pro forma combined results of the Company and TWG as if the acquisition had occurred as of January 3, 1999. In management's opinion, this unaudited pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined entities.

                                                        Pro Forma
                                               ---------------------------
                                                    Nine Months Ended
                                               October 2,      September 30,
(in thousands, except per share amounts)          1999             2000
                                               ----------      ------------
Total revenues                                 $   44,228       $   65,859
Net income                                     $    2,832       $    6,550
Basic earnings per share                       $     0.12       $     0.23
Diluted earnings per share                     $     0.12       $     0.22

6.      New Accounting Pronouncements

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

7.      Reclassification

        In July, 2000, the Emerging Issues Task Force (the "EITF") reached a consensus that the reduction of income tax paid as a result of the deduction triggered by employee exercise of non-qualified stock options should be classified as an operating cash flow. The Company has adopted this presentation commencing with the start of its third fiscal quarter of fiscal year 2000 and has reclassified amounts in the current fiscal year's prior interim condensed consolidated statements of cash flows. This reclassification has no effect on Net Income or Shareholders' Equity as previously reported.

8. On August 2, 2000, TMNG closed a secondary offering of 3 million shares of common stock, including 1 million shares offered by the Company. The offering generated gross proceeds of $22.9 million for the Company. Of the remaining shares, approximately 1.8 million were offered by Behrman Capital and the balance was offered by certain other selling shareholders.

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

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED SEPTEMBER 30, 2000 COMPARED TO THIRTEEN WEEKS ENDED OCTOBER 2, 1999

        Revenues

        Revenues increased 52.6% to $20.0 million for the thirteen weeks ended September 30, 2000 from $13.1 million for the thirteen weeks ended October 2, 1999. The increase in revenues was due primarily to an increase in consulting services performed for our new and existing clients during the period, and increased billing rates of our consultants. Additionally, revenues increased due to the purchase of The Weathersby Group, Inc., an acquisition that occurred in the third quarter of 2000. For the thirteen weeks ended September 30, 2000, our international revenue base represented 18.8% of our revenues, down from 31.2% for the thirteen weeks ended October 2, 1999.

        In the thirteen weeks ended September 30, 2000 two large customers each accounted for more than 10% of our revenues and represented an aggregate of 25.9% of total revenue. In the thirteen weeks ended October 2, 1999 two large customers each accounted for more than 10% of our revenues and represented an aggregate of 50.0% of total revenue.

        Costs of Services

        Direct costs of services increased to $10.3 million for the thirteen weeks ended September 30, 2000 compared to $6.8 million for the thirteen weeks ended October 2, 1999. As a percentage of revenues, our gross margin on services was 48.5% for the thirteen weeks ended September 30, 2000 and 48.1% for the thirteen weeks ended October 2, 1999.

        Non-cash stock based compensation charges were $1.2 million and $822,000 for the thirteen weeks ended September 30, 2000 and the thirteen weeks ended October 2, 1999, respectively. These equity charges relate to stock options and warrants granted in 1999 and previously. Of the $1.2 million compensation charges related to the thirteen weeks ended September 30, 2000, $528,000 was recorded in connection with the issuance of stock options to employees and non-employee consultants and $713,000 was recorded in connection with warrants issued during the fourth quarter of 1999. These charges represented 6.2% of revenues for the thirteen weeks ended September 30, 2000 compared to 6.3% for the thirteen weeks ended October 2, 1999.

        Operating Expenses

        Selling, general and administrative expenses increased to $4.3 million for the thirteen weeks ended September 30, 2000, or 67.5% from $2.6 million for the thirteen weeks ended October 2, 1999. Selling, general and administrative expenses increased to 21.7% of revenues for the thirteen weeks ended September 30, 2000 from 19.8% of revenues for the thirteen weeks ended October 2, 1999. We incurred an increase in selling, general and administrative expenses primarily due to the personnel and technology costs associated with the increased administrative staffing required to manage and support the growth of the organization, as well as the amortization of goodwill recorded in connection with the Weathersby Group, Inc. acquisition.


        Non-cash stock based compensation charges of $392,000 and $376,000 for the thirteen weeks ended September 30, 2000 and thirteen weeks ended October 2, 1999, respectively, were recorded in connection with the issuance of stock options in 1999 and previously to our partners, principals, senior executives administration and non-employee directors. These charges represented 2.0% of revenues for the thirteen weeks ended September 30, 2000 compared to 2.9% of revenues for the thirteen weeks ended October 2, 1999.

        Other Income and Expenses

        Interest income was $1,279,000 for the thirteen weeks ended September 30, 2000, due primarily to the interest received on the net proceeds of the initial public and secondary offerings. We invest in short-term, high grade investment instruments.

        Interest expense decreased to $0 for the thirteen weeks ended September 30, 2000, compared to $537,000 for the thirteen weeks ended October 2, 1999. Interest expense decreased primarily due to the extinguishment of debt in the fourth quarter of 1999. On November 29, 1999, all outstanding indebtedness was repaid with proceeds from our November 23, 1999 initial public offering.

        Income Taxes

        Provision for income taxes for the thirteen weeks ended September 30, 2000 as a percentage of pretax income was 40.0% compared to 41.4% for the thirteen weeks ended October 2, 1999. The effective tax rate for the thirty-nine weeks ended September 30, 2000 decreased as a result of an increase in foreign source income at lower effective rates.

THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 2000 COMPARED TO THIRTY-NINE WEEKS ENDED OCTOBER 2, 1999

        Revenues

        Revenues increased 51.1% to $55.9 million for the thirty-nine weeks ended September 30, 2000 from $37.0 million for the thirty-nine weeks ended October 2, 1999. The increase in revenues was due primarily to an increase in consulting services performed for our new and existing clients during the period, and increased billing rates of our consultants. Additionally, for the thirty-nine weeks ended September 30, 2000, our international revenue base represented 25.4% of our revenues, compared to 26.7% for the thirty-nine weeks ended October 2, 1999.

        Included in revenue for the thirty-nine weeks ended September 30, 2000 were services provided to one large customer, which accounted for 20.5% of revenues for the thirty-nine weeks ended September 30, 2000 compared to 41.1% for the thirty-nine weeks ended October 2, 1999.

        Cost of Services

        Direct cost of services increased to $28.9 million for the thirty-nine weeks ended September 30, 2000 compared to $19.2 million for the thirty-nine weeks ended October 2, 1999. As a percentage of revenues, our gross margin on services was 48.2% for the thirty-nine weeks September 30, 2000 and 48.1% for the thirty-nine weeks ended October 2, 1999.

        Non-cash stock based compensation charges were $5.2 million and $1.8 million for the thirty-nine weeks ended September 30, 2000 and October 2, 1999, respectively. These equity charges relate to stock options and warrants granted in 1999 and previously. Of the $5.2 million compensation charges related to the thirty-nine weeks ended

September 30, 2000, $2.5 million was recorded in connection with the issuance of stock options to employees and non-employee consultants and $2.7 million was recorded in connection with warrants issued during the fourth quarter of fiscal year 1999. These charges represented 9.2% of revenues for the thirty-nine weeks ended September 30, 2000 compared to 4.8% of revenues for the thirty-nine weeks ended October 2, 1999.

        Operating Expenses

        Selling, general and administrative expenses increased to $11.8 million for the thirty-nine weeks ended September 30, 2000, or 57.7%, from $7.5 million for the thirty-nine weeks ended October 2, 1999. Selling, general and administrative expenses, as a percentage of revenues, increased to 21.1% for the thirty-nine weeks ended September 30, 2000 from 20.2% for the thirty-nine weeks ended October 2, 1999. We incurred an increase in selling, general and administrative expenses primarily due to the personnel and technology costs associated with the increased administrative staffing required to manage and support the growth of the organization, as well as the amortization of goodwill recorded in connection the acquisition of The Weathersby Group, Inc.

        Non-cash stock based compensation charges of $1.2 million and $946,000 for the thirty-nine weeks ended September 30, 2000 and thirty-nine weeks ended October 2, 1999, respectively, were recorded in connection with the issuance of stock options in 1999 and previously to our partners, principals, senior executives administration and non-employee directors. These charges represented 2.2% of revenues for the thirty-nine weeks ended September 30, 2000 compared to 2.6% of revenues for the thirty-nine weeks ended October 2, 1999.

        Other Income and Expenses

        Interest income was $2.9 million for the thirty-nine weeks ended September 30, 2000, due primarily to the interest received on the net proceeds of the initial public offering. We invest in short-term, high-grade investment instruments.

        Interest expense decreased to $4,000 for the thirty-nine weeks ended September 30, 2000, compared to $1.7 million for the thirty-nine weeks ended October 2, 1999. Interest expense decreased primarily due to the extinguishment of debt in the fourth quarter of 1999. On November 29, 1999, all outstanding indebtedness was repaid with proceeds from our November 23, 1999 initial public offering.

        Included in other expenses, net were foreign currency exchange losses of $94,000 for the thirty-nine weeks ended September 30, 2000, compared to a foreign currency loss of $69,000 for the thirty-nine weeks ended October 2, 1999.
        Income Taxes

        Provision for income taxes for the thirty-nine weeks ended September 30, 2000 as a percentage of pretax income was 40.0% compared to 41.5% for the thirty-nine weeks ended October 2, 1999. The effective tax rate for the thirty-nine weeks ended September 30, 2000 decreased as a result of an increase in foreign source income at lower effective rates.


        Liquidity and Capital Resources

        At September 30, 2000, we had approximately $64.0 million in cash and cash equivalents. We believe cash generated from operations will be sufficient to meet anticipated cash requirements, including anticipated capital expenditures and consideration for possible acquisitions, for at least the next 12 months. Should our business expand more rapidly than expected, we believe that bank credit would be available to fund such operating and capital requirements.


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

        We currently derive a significant amount of our revenues from consulting engagements within the telecommunications industry. Much of our recent growth has arisen from business opportunities presented by industry trends that include:

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

        We derive a significant portion of our revenues from a relatively limited number of clients. For example, during 1999 and the nine months ended September 30, 2000, revenues from our ten most significant clients accounted for approximately 85.2% and 72.1% of our revenues, respectively. In fiscal 1999 and the nine months ended September 30, 2000, Williams Communications Group accounted for more than 10% of our revenues. The services required by any one client may be affected by industry consolidation, technological developments, economic slowdown or internal budget constraints. As a result, the volume of work performed for specific clients varies from period to period, and a major client in one period may not use our services in a subsequent period.

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

THE TELECOMMUNICATIONS INDUSTRY HAS RECENTLY EXPERIENCED A REDUCTION IN THE AVAILABILITY OF INVESTMENT CAPITAL

        Our future operating results could be affected by client financial difficulties. For example, during the third quarter, one of our clients declared bankruptcy. Our accounts receivable reserves are sufficient to cover the potential exposure with this client. However, future client financial difficulties that result in writeoffs that are in excess of our bad debt reserves could harm our results of operations in future fiscal periods.

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

        Compared to fiscal year 1999, the percentage of our revenues comprised of international engagements decreased from 27.7% to 25.4% for the thirty-nine weeks ended September 30. Some of our international engagements are denominated in the local currency of our clients. Expenses that we incur in delivering these services, consisting primarily of consultant compensation, are typically denominated in U.S. dollars. To the extent that the value of a currency in which our billings are denominated decreases in relation to the U.S. dollar or another currency in which our expenses are denominated, our operating results and financial condition could be harmed. We may hedge our foreign currency exposure from time to time, but hedging may not be effective.

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

        Executive officers, directors and stockholders owning more than five percent of outstanding common stock (and their affiliates) own approximately 69.1% of our outstanding common stock. As a result, such persons, acting together, have the ability to substantially influence all matters submitted to the stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all assets) and to control management and affairs. Accordingly, concentration of ownership of our common stock may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, even if such a transaction would be beneficial to other stockholders.

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

        We invest idle cash balances in highly liquid short-term investments, the earnings of which are subject to interest rate fluctuations. The average cash balance during the nine months ended September 30, 2000 was approximately $64.0 million. We make no attempt to hedge this risk.


Part 2. Other Information

Item 1. Legal Proceedings

        TMNG has not been subject to any new litigation or claims against the Company since the time of TMNG's last 10-Q filing, dated May 15, 2000. For a summary of litigation TMNG is currently involved, refer to TMNG's 10-Q, as filed with the Securities and Exchange Commission on August 1, 2000.

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

        On August 1, 2000, TMNG's Registration Statement on Form S-1 (File No. 333-40864) was declared effective by the Securities and Exchange Commission. On August 2, TMNG closed its secondary offering of 3,000,000 common shares at an offering price of $22.875 per share. Of the shares sold, approximately 1.8 million were offered by Behrman Capital, 1 million were offered by TMNG, and the remainder was offered by certain other selling shareholders. The managing underwriters for the offering were Salomon Smith Barney, Chase H&Q, and Lehman Brothers. Net proceeds generated by the offering, after deducting underwriting discounts and commissions of $1,143,750 and offering expenses of $662,912, were $21,068,338.

        In addition to the previously discussed repayment of debt, we have expended approximately $11.2 million to acquire The Weathersby Group, Inc. The remainder of the net proceeds generated by our stock offerings is currently invested in short-term, high-grade debt investments. These funds will be used to support TMNG's European initiative, working capital, general corporate purposes and as possible consideration for acquisitions. The use of proceeds described herein does not represent a material change from that described in earlier filings.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

        27.1 Financial Data Schedule

        (b) Reports on Form 8-K

        On September 14, 2000, TMNG filed Form 8-K with the Securities and Exchange Commission (File No. 000-27617) to report the purchase of The Weathersby Group, Inc (TWG). On November 13, 2000 an amendment to this filing was submitted to the Securities and Exchange Commission. The amendment included pro forma consolidated statements of income and comprehensive income for the year ended January 1, 2000 and for the six months ended July 1, 2000 as well as a pro forma consolidated balance sheet dated July 1, 2000. Additionally, the amendment reported TWG's 1999 financial statements, footnotes, and independent auditors' report.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

       SIGNATURE                       TITLE                      DATE
       ---------                       -----                      ----
 /s/ RICHARD P. NESPOLA      President, Chief Executive        November 14, 2000
 ----------------------      Officer and Director
     Richard P. Nespola      (Principal executive officer)

 /s/ DONALD E. KLUMB         Chief Financial Officer and       November 14, 2000
 ----------------------      Treasurer
     Donald E. Klumb         (Principal financial officer
                             and principal accounting
                             officer)

*By: /s/ DONALD E. KLUMB
      -----------------------
         Donald E. Klumb
         Attorney-in-Fact