Form 10-K
period 2000-12-30
MANAGEMENT NETWORK GROUP INC
filed 2001-03-29
CIK 1094814

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 9, 2001 was approximately $121.5 million. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes. As of March 9, 2001, the registrant had 29,506,078 shares of common stock, par value $0.001 per share (the "Common Stock"), issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The information required to be provided in Part III (Items 10, 11, 12, and 13) of this Annual Report on Form 10-K is hereby incorporated by reference from the Company's Definitive 2001 Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year.

================================================================================

                       THE MANAGEMENT NETWORK GROUP, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS



                                                                        PAGE
                                                                        ----
                                   PART I

Item 1.   Business....................................................    3
Item 2.   Property....................................................   14
Item 3.   Legal Proceedings...........................................   14
Item 4.   Submission of Matters to a Vote of Security Holders.........   15

                                  PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   15
Item 6.   Selected Consolidated Financial Data........................   16
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   17
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   22
Item 8.   Consolidated Financial Statements...........................   22

                                  PART III

Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................   39
Item 10.  Directors and Executive Officers of the Registrant..........   39
Item 11.  Executive Compensation......................................   41
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   42
Item 13.  Certain Relationships and Related Transactions..............   42

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   42
SIGNATURES............................................................   42

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Founded in 1990, The Management Network Group, Inc. ("TMNG" or the "Company") provides management consulting services to the global telecommunications and e-business industries, including communications service providers, technology companies and financial services firms in the United States, Canada, Europe, Latin America and other major international markets. TMNG provides comprehensive business solutions from initial, strategic client needs assessments through improvements in operations. TMNG has consulting experience with all major aspects of managing a telecommunications company, from strategy to product concept and launch through order entry, service provisioning, billing, customer care and retention. The Company offers a complete solution that addresses the business, information technology and operational needs associated with all aspects of our clients' requirements. TMNG works with telecommunications providers by delivering business planning, management support, process development and operations and e-business support, systems requirements, selection and implementation. TMNG also utilizes knowledge of service providers' needs to help the software and technology companies that serve the telecommunications industry to define strategies, position product offerings, develop applications, respond to requests for proposals and implement their solutions within the service provider environment. Finally, TMNG facilitates the evaluation of proposed investments in telecommunications companies and related technology companies by investment banking and private equity firms by providing prospect validation, due diligence and post investment support services.

     The Company capitalizes on industry expertise and proprietary toolsets to provide strategic, management and operational support to clients. TMNG's toolsets are consulting guidelines and processes created and updated by TMNG consultants based on their experience over many consulting engagements. These toolsets assist clients to improve productivity, gain competitive advantage, reduce time to market and market entry risk, and increase revenues and profits. TMNG's services are provided by highly experienced consultants who average over twelve years of industry experience. The Company has worked with numerous global clients, focusing primarily on North America, Europe and Latin America.

     The Company maintains a unique technology and vendor neutral position to make unbiased evaluations and recommendations that are based on a thorough knowledge of each solution and each client's situation. Therefore, TMNG is able to capitalize on extensive experience across complex multi-technology telecommunications systems environments (front and back office) to provide the most sound and practical recommendations to clients.

MARKET OVERVIEW

     The demand for consulting services has been increasing in the last decade, a trend that is expected to continue. The growth of the use of the Internet is further spurring this demand as companies are seeking to improve their business practices through internet-based communications solutions. As with other businesses, telecommunications companies are increasingly turning to external consulting firms to help them improve their business processes, introduce new products and services and enter new markets as rapidly as possible. Factors such as deregulation and privatization, mergers and acquisitions within the industry, and the pace of technological change are driving these companies to seek the advice of outside experts to supplement their own staff to implement their strategies.

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

     - Expand distribution channels and product offering. The Company has expanded its offerings to include OSS (Operating Support System) to clients, with a customer-focused info-structure, ensuring an integrated end-to-end OSS solution. The Company's OSS solution includes an Internet based OSS platform that provides art-order management, zero-touch provisioning, real-time billing, self-learning customer-focused networks management, and other next generation OSS functions. Additionally, in fiscal year 2000 the Company acquired The Weathersby Group to create a new wholly owned TMNG subsidiary, TWG Marketing. TWG Marketing provides a full spectrum of marketing consulting services from strategic planning to product delivery and customer acquisition. The Company plans to continue extending its product offerings to the telecommunications industry.

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

          TMNG plans to further enhance the expandable business model to accommodate the anticipated need for consulting services generated by industry growth. The key elements of the business model include attracting and retaining high quality, experienced consultants and creating business processes that can be duplicated worldwide. The Company attracts high quality consultants with a broad range of experience and knowledge within the telecommunications industry through aggressive recruitment efforts, including focused external recruiting, in-house recruiting specialists and consultant referral incentive programs. TMNG retains consultants through a variety of programs, including a stock option plan, competitive compensation packages, flexible employment model and dynamic, challenging assignments at the forefront of the telecommunications industry. TMNG has implemented a flexible employee model to enable the Company to hire and retain consultants and provide them with a robust employee benefits package. The model allows the Company to better manage utilization and to minimize unbilled consultant time. To support anticipated growth, TMNG creates business processes that can be used worldwide in any consulting engagement. Toolsets provide TMNG consultants with methodologies that they use to augment their experience and help analyze and solve clients' problems. TMNG utilizes a network of eRooms to serve as a knowledge base, enable consultant collaboration on engagements and provide support information and updates of TMNG current toolsets and releases of next generation tools. TMNG intends to leverage Internet communication capabilities to retain a flexible, "virtual" structure.

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

SERVICES

     - Service Provider Consulting. The Company provides all types of carriers and service providers with services ranging from high-level strategy definition, product introduction and launch, through process improvements to operations to help extend their worldwide reach. TMNG analyzes market trends and dynamics for telecommunications service providers and advises them on market evolution and development. The Company enables service providers to define, refine and implement strategies through business case development and market launch planning. In addition, TMNG will analyze acquisition opportunities to determine if they are complementary to strategies clients are implementing.

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

     - Post-Investment Support. TMNG provides to its banking and financial service clients that have made investments in the telecommunications industry a broad range of post-investment support services, including project and program management, system selection and implementation, process development and reengineering, communications services product development, financial operations management for carrier billing and operations, call center management, and billing and collections management.

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

EMPLOYEES

     TMNG's ability to recruit and retain experienced, highly-qualified and highly-motivated personnel has contributed greatly to the Company's success and will be critical in the future. The Company offers a flexible recruiting model that enhances the ability to attract consultants and to effectively manage utilization. TMNG's consultants may work as employees, independent subject matter experts or as contingent employees. Contingent employees will, unlike independent subject matter experts, receive company-paid medical insurance, vacation and other employee benefits. Instead of receiving a regular salary, however, contingent employees will only be paid for time spent working on consulting projects for customers or working on internal projects. Generally, TMNG will offer contingent employment to independent subject matter experts that are regularly involved in consulting projects, have a broad range of expertise and are highly utilized by the Company. TMNG's current independent subject matter expert base also includes individuals with specialized expertise in discrete areas, and TMNG typically deploys these individuals only when their unique expertise is necessary.

     As of December 30, 2000, TMNG utilized approximately 526 consultants. Of these, 129 were employee consultants and approximately 397 were working on engagements for TMNG as independent subject matter experts. In addition to the consultants, TMNG has an administrative staff of approximately 41 employees in the accounting and finance, marketing, recruiting, information technology, human resources and administrative areas.

MAJOR CUSTOMERS

     As of December 30, 2000 TMNG has provided services to approximately 400 customers. The Company depends on a few key customers for a significant portion of revenues. For fiscal year 2000, revenues from Williams Communications accounted for more than ten percent of revenues. In fiscal year 1999, revenues from Williams Communications Group and diAx each accounted for more than ten percent of revenues. TMNG generally negotiates discounted pricing for large projects with long-term customers. Because TMNG's clients typically engage services on a project basis, their needs for services vary substantially from period to period. TMNG continues to diversify the Company's customer base and expand the portion of revenues, however, the Company anticipates that operating results will continue to depend on volume services to a relatively small number of communication service providers and technology vendors.

INTELLECTUAL PROPERTY

     TMNG's success is dependent, in part, upon proprietary processes and methodologies, and the Company relies upon a combination of copyright, trade secret, and trademark law to protect intellectual property. The Company has obtained federal registration for nine trademarks in the United States and has filed applications to register five other marks in the United States. It is possible that third parties may challenge TMNG trademark applications.

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

     We derive a significant amount of our revenues from consulting engagements within the telecommunications industry. Much of our recent growth has arisen from business opportunities presented by industry trends that include deregulation, increased competition, technological advances, the growth of e-business and the convergence of service offerings.

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

WE ARE DEPENDENT ON A LIMITED NUMBER OF LARGE CUSTOMERS FOR A MAJOR PORTION OF OUR REVENUES, AND THE LOSS OF A MAJOR CUSTOMER COULD REDUCE REVENUES AND HARM OUR BUSINESS

     A significant portion of our revenues are derived from a relatively limited number of clients. For example, during fiscal year 2000, Williams Communications Group accounted for more than ten percent of revenues and revenues from our ten most significant clients accounted for approximately 68% of revenues. The services required by any one client may be affected by industry consolidation, technological developments, economic slowdown or internal budget constraints. As a result, the volume of work performed for specific clients varies from period to period, and a major client in one period may not use our services in a subsequent period.

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

     -    the size and scope of the assignments;

     -    consultant turnover, utilization rates and billing rates;

     - the loss of key consultants, which could cause clients to end their relationship with us;

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

     -    seasonality during the summer, vacation and holiday periods; and

     -    fluctuations in the value of foreign currencies versus the U.S. dollar

     Because a significant portion of our expenses are relatively fixed, a variation in the number of client assignments or the timing of the initiation or the completion of client assignments may cause significant variations in our operating results from quarter-to-quarter and could result in losses. To the extent the addition of consultant employees is not followed by corresponding increases in revenues, additional expenses would be incurred that would not be matched by corresponding revenues. Therefore, profitability would decline and we could potentially experience losses. In addition, our stock price would likely decline.

THE TELECOMMUNICATIONS INDUSTRY HAS RECENTLY EXPERIENCED DECLINING RESULTS OF OPERATIONS AND A REDUCTION IN THE AVAILABILITY OF INVESTMENT CAPITAL, AND INDUSTRY CONDITIONS COULD HARM OUR BUSINESS.

     Our future operating results could be affected by declining results of operations among telecommunications companies as well as client financial difficulties. Beginning in late 2000 and continuing into 2001, many telecommunications companies, including carriers, equipment manufacturers and other industry participants have begun reporting declining results of operations. For example, during the third quarter, one of our clients declared bankruptcy. Our accounts receivable reserves are sufficient to cover the potential exposure with this client.

However, future client financial difficulties that result in write-offs that are in excess of our bad debt reserves could harm our results of operations in future fiscal periods.

     In addition, the worsening conditions in the telecommunications sector could cause companies to delay new product and new business initiatives and to seek to control expenses by reducing use of outside consultants. As a result, current industry conditions could harm our business, financial condition and results of operations.

WE MUST CONTINUE TO ATTRACT AND RETAIN QUALITY CONSULTANTS, AND OUR INABILITY TO DO SO WOULD IMPAIR OUR ABILITY TO SERVICE EXISTING ENGAGEMENTS OR UNDERTAKE NEW ENGAGEMENTS, RESULTING IN A DECLINE IN OUR REVENUES AND INCOME.

     We must attract a significant number of new consultants to implement growth plans. The number of potential consultants that meet our hiring criteria is relatively small, and there is significant competition for these consultants from direct competitors and others in the telecommunications industry. Competition for these consultants may result in significant increases in costs to retain the consultants, which could reduce our margins and profitability. In addition, we will need to attract consultants in international locations, principally Europe, to support our international growth plans. We have limited experience in recruiting internationally, and we may not be able to do so. Our inability to recruit new consultants and retain existing consultants could impair our ability to service existing engagements or undertake new engagements. If we are unable to attract and retain consultants, revenues and profitability would decline.

THE MARKET IN WHICH WE COMPETE IS INTENSELY COMPETITIVE AND ACTIONS BY OUR COMPETITORS COULD RENDER OUR SERVICES LESS COMPETITIVE CAUSING REVENUES AND INCOME TO DECLINE

     The market for consulting services to telecommunications companies is intensely competitive, highly fragmented and subject to rapid change. Competitors include general management consulting firms, the consulting practices of "Big Five" accounting firms, most of which have practice groups focused on the telecommunications industry and local or regional firms specializing in telecommunications services. Some of these competitors have also formed strategic alliances with telecommunications and technology companies serving the industry. We also compete with internal resources of our clients. Our competitors include:

        -   American Management Systems;

        -   Accenture;

        -   Booz-Allen & Hamilton;

        -   The Boston Consulting Group;

        -   Cap Gemini Ernst & Young;

        -   KPMG; and

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

     We also believe our ability to compete depends on a number of factors outside of our control, including:

        - the prices at which others offer competitive services, including aggressive price competition and discounting on individual engagements which may become increasingly prevalent due to worsening economic conditions;

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

     We are currently experiencing a period of rapid growth that may strain managerial and operational resources. To support growth, our organizational infrastructure must grow accordingly.

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

IF WE DO NOT EFFECTIVELY MANAGE THE CONVERSION OF OUR INDEPENDENT SUBJECT MATTER EXPERTS TO EMPLOYEES, WE COULD INCUR UNANTICIPATED COSTS WHICH WOULD HARM OUR FINANCIAL PERFORMANCE

     We offer contingent employee or full-time employee status to certain of our independent subject matter experts. As independent subject matter experts are converted to consultant employees, we will incur additional fixed costs for each such employee that we do not incur when retained as an independent subject matter expert. To effectively manage these additional fixed costs, we will need to continuously improve utilization management and minimize unbilled employee time. In addition, this change may cause other disruptions to our business. If we fail to effectively manage this transition, we could incur additional costs due to underutilization of full-time employees as well as other unanticipated costs.

WE MUST CONTINUALLY ENHANCE OUR SERVICES TO MEET THE CHANGING NEEDS OF OUR CUSTOMERS OR WE MAY LOSE FUTURE BUSINESS TO OUR COMPETITORS

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

     Revenues derived from our international engagements continued to increase in fiscal year 2000 and may continue to increase. Some international engagements are denominated in the local currency of the clients. Expenses incurred in delivering these services, consisting primarily of consultant compensation, are typically denominated in U.S. dollars. To the extent that the value of a currency in which billings are denominated decreases in relation to the U.S. dollar or another currency in which expenses are denominated, our operating results and financial condition could be harmed. We may hedge our foreign currency exposure from time to time, but hedging may not be effective.


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

     We provide approximately half of our consulting services through independent contractors and, therefore, do not pay federal or state employment taxes or withhold income taxes for such persons. Further, we generally do not include these independent subject matter experts in our benefit plans. In the future, the IRS and state authorities may challenge the status of consultants as independent contractors. Independent subject matter experts may also initiate proceedings to seek reclassification as employees under state law. In either case, if persons engaged by us as independent subject matter experts are determined to be employees by the IRS or any state taxation department, we would be required to pay applicable federal and state employment taxes and withhold income taxes with respect to such persons and could become liable for amounts required to be paid or withheld in prior periods along with penalties. In addition, we could be required to include such persons in our benefit plans retroactively and going forward. Any challenge by the IRS or state authorities or individuals resulting in a determination that a substantial number of persons we have classified as independent subject matter experts are actually employees could subject us to liability for back taxes, interest and penalties, which would harm our profitability.

WE COULD BE SUBJECT TO CLAIMS FOR PROFESSIONAL LIABILITY, WHICH COULD HARM OUR FINANCIAL PERFORMANCE

     As a provider of professional services, we face the risk of liability claims. A liability claim brought against us could harm our business. We may also be subject to claims by clients for the actions of our consultants and employees arising from damages to clients' business or otherwise.

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

WE MAY MAKE ACQUISITIONS, WHICH ENTAIL RISKS THAT COULD HARM OUR FINANCIAL PERFORMANCE OR STOCK PRICE

     As part of our business strategy, we have made and will likely continue to make acquisitions. Any future acquisition would be accompanied by the risks commonly encountered in acquisitions. These risks include:

     - the difficulty associated with assimilating the personnel and operations of acquired companies;

     - the potential disruption of existing business; and

     - adverse effects on the financial statements, including one-time write-offs, ongoing charges for amortization of goodwill and assumption of liabilities of acquired businesses.

     If the we make acquisitions and any of these problems materialize, these acquisitions could negatively affect our operations, profitability and financial operations.

OUR INABILITY TO PROTECT INTELLECTUAL PROPERTY COULD HARM OUR COMPETITIVE POSITION AND FINANCIAL PERFORMANCE

     Despite our efforts to protect proprietary rights from unauthorized use or disclosure, parties, including former employees or consultants, may attempt to disclose, obtain or use our solutions or technologies. The steps we have taken may not prevent misappropriation of solutions or technologies, particularly in foreign countries where laws or law enforcement practices may not protect proprietary rights as fully as in the United States. Unauthorized disclosure of proprietary information could make our solutions and methodologies available to others and harm the our competitive position.

PRINCIPAL STOCKHOLDERS, EXECUTIVE OFFICERS AND DIRECTORS WILL RETAIN SUBSTANTIAL CONTROL OVER US AND MAY MAKE DECISIONS THAT ARE NOT IN THE BEST INTEREST OF OUR OTHER STOCKHOLDERS

     Executive officers, directors and stockholders owning more than five percent of outstanding common stock (and their affiliates) own over a majority of our outstanding common stock. As a result, such persons, acting together, have the ability to substantially influence all matters submitted to the stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all assets) and to control management and affairs. Accordingly, concentration of ownership of our common stock may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, even if such a transaction would be beneficial to other stockholders.

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

WE MAY SEEK TO RAISE ADDITIONAL FUNDS, AND ADDITIONAL FUNDING MAY BE DILUTIVE TO OUR STOCKHOLDERS OR IMPOSE OPERATIONAL RESTRICTIONS

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

ITEM 2. PROPERTY

     The Company's principal executive offices are located in a 4,305 square foot facility in Overland Park, Kansas. This facility houses the executive, corporate and administrative offices and is under a lease which expires in August 2005. The Company also leases a 8,175 square foot facility in Bethesda, Maryland for its TWG Marketing subsidiary.

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

     No matters were submitted to a vote of security holders during the fourth quarter of 2000.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On November 22, 1999, the Securities and Exchange Commission declared TMNG's Registration Statement on Form S-1 (File No. 333-87383) for its initial public offering effective. On November 23, 1999, TMNG closed its offering of an aggregate of 4,615,000 shares of TMNG Common Stock at an aggregate offering price of $78.5 million. The managing underwriters for the offering were JP Morgan H & Q (formerly known as Hambrecht & Quist), Robertson Stephens, Salomon Smith Barney and Jefferies & Company, Inc. Net proceeds to TMNG, after deducting underwriting discounts and commissions of $5.5 million and offering expenses of $1.6 million, were $71.4 million. On November 29, 1999 TMNG used $22.3 million of the proceeds from its initial public offering to repay all indebtedness. The remainder of the proceeds will be used for working capital, general corporate purposes and as possible consideration for acquisitions.

     On September 5, 2000 the Company acquired The Weathersby Group, Inc., and issued 348,157 shares of TMNG's unregistered Common stock to the sole shareholder of The Weathersby Group, Inc. The share calculation was made in accordance with Section 3.2.1 of the purchase agreement dated August 30, 2000, in which the shareholder was to received $8,000,000 in share consideration at a purchase price as determined to be the average of the closing bid and ask prices for TMNG's common stock as reported on the NASDAQ National Market, over the 10 trading days immediately preceding the second day prior to the closing date. This amount was calculated as $22.98 per share.

     TMNG's Common Stock is quoted on the Nasdaq National Market under the symbol "TMNG". The high and low closing price per share for the Common Stock for the fiscal year ending December 30, 2000 by quarter was as follows:

                                                 High           Low
     First quarter, fiscal year 2000            $40.38        $22.00
     Second quarter, fiscal year 2000           $39.50        $12.00
     Third quarter, fiscal year 2000            $38.00        $19.44
     Fourth quarter, fiscal year 2000           $21.00        $ 7.00

     Fourth quarter, fiscal year 1999
     (November 23, 1999 to January 1, 2000)     $33.75        $26.31

As TMNG's Common Stock is traded on the Nasdaq National Market, the above information concerning over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As of March 9, 2001, the closing price of Common Stock was $11.312 per share. At such date, there were approximately 165 holders of record of the Company's Common Stock.

     Holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available therefore, subject to any preferential dividend rights of outstanding Preferred Stock. To date, TMNG has not paid any cash dividends on its Common Stock and does not expect to declare or pay any cash or other dividends in the foreseeable future.

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

                                                                           FISCAL YEAR ENDED
                                                   -----------------------------------------------------------------
                                                   December 31,  December 31,  January 2,   January 1,  December 30,
                                                       1996          1997         1999         2000         2000
                                                   ------------  ------------  ----------   ----------  ------------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues ........................................    $ 17,279      $ 20,184     $ 32,103     $ 50,322     $ 77,727
Cost of services:
  Direct cost of services .......................       9,648        11,384       17,411       26,109       40,396
  Equity related charges ........................                                    239        2,780        5,519
                                                     --------      --------     --------     --------     --------
          Total cost of services ................       9,648        11,384       17,650       28,889       45,915
                                                     --------      --------     --------     --------     --------
Gross profit ....................................       7,631         8,800       14,453       21,433       31,812
Operating expenses:
  Selling, general and administrative expenses ..       2.798         3,280        6,158        9,777       16,645
  Equity related charges ........................                                     22        1,998        1,564
                                                     --------      --------     --------     --------     --------
          Total operating expenses ..............       2,798         3,280        6,180       11,775       18,209
                                                     --------      --------     --------     --------     --------
Income from operations ..........................       4,833         5,520        8,273        9,658       13,603
Other income (expense):
  Interest income ...............................          16             6           18          277        3,327
  Interest expense ..............................        (136)          (30)      (2,054)      (1,998)
  Other, net ....................................                         8           88          (68)        (152)
                                                     --------      --------     --------     --------     --------
          Total other income (expense) ..........        (120)          (16)      (1,948)      (1,789)       3,175
Income before provision for income taxes and
  extraordinary item ............................       4,713         5,504        6,325        7,869       16,778
Provision for income taxes ......................                                 (3,282)      (3,208)      (6,711)
                                                     --------      --------     --------     --------     --------
Income before extraordinary item ................       4,713         5,504        3,043        4,661       10,067
Extraordinary item ..............................                                                (200)
                                                     --------      --------     --------     --------     --------
Net income ......................................    $  4,713      $  5,504     $  3,043     $  4,461     $ 10,067
                                                     ========      ========     ========     ========     ========
Net income before extraordinary item per common
  share
  Basic .........................................    $   0.21      $   0.24     $   0.14     $   0.20     $   0.36
                                                     ========      ========     ========     ========     ========
  Diluted .......................................    $   0.21      $   0.24     $   0.13     $   0.20     $   0.34
                                                     ========      ========     ========     ========     ========
Net income per common share
  Basic .........................................    $   0.21      $   0.24     $   0.14     $   0.19     $   0.36
                                                     ========      ========     ========     ========     ========
  Diluted .......................................    $   0.21      $   0.24     $   0.13     $   0.19     $   0.34
                                                     ========      ========     ========     ========     ========
Weighted average common shares outstanding
  Basic .........................................      22,500        22,500       22,500       23,056       28,110
                                                     ========      ========     ========     ========     ========
  Diluted .......................................      22,500        22,500       22,944       23,807       29,208
                                                     ========      ========     ========     ========     ========
Pro forma provision for income taxes ............    $ (1,885)     $ (2,202)    $ (2,530)
                                                     ========      ========     ========
Pro forma net income ............................    $  2,828      $  3,302     $  3,795
                                                     ========      ========     ========
"S" corporation distributions ...................    $  6,095      $  2,600     $  4,664
                                                     ========      ========     ========

                                                                             FISCAL YEAR ENDED
                                                   ---------------------------------------------------------------------
                                                   December 31,  December 31,   January 2,     January 1,   December 30,
                                                       1996          1997          1999           2000          2000
                                                   ------------  ------------   ----------     ----------   ------------
CONSOLIDATED BALANCE SHEET DATA:
Net working capital ...........................      $  1,744      $  4,689      $  6,025       $ 61,419      $ 89,148
Total assets ..................................         4,121         5,483        11,006         67,382       119,429
Total debt (including current debt) ...........                                    26,017
Total Stockholders' Equity (deficiency in
  assets) .....................................      $  1,743      $  4,709      $(18,271)      $ 63,437      $111,472

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

     On November 22, 1999, the Securities and Exchange Commission declared TMNG's Registration Statement on Form S-1 (File No. 333-87383) effective. On November 23, 1999, TMNG closed its offering of an aggregate of 4,615,000 shares of TMNG Common Stock at an aggregate offering price of $78.5 million. Net proceeds to TMNG, after deducting underwriting discounts and commissions of $5.5 million and offering expenses of $1.6 million, were $71.4 million.

     On November 29, 1999 TMNG used $22.3 million of the proceeds from its initial public offering to repay all indebtedness.

     On August 2, 2000, the Securities and Exchange Commission declared TMNG's Registration Statement on Form S-1 (File No. 333-40864) effective. On August 2, 2000, TMNG closed its offering of an aggregate of 3,000,000 shares of TMNG Common Stock at an aggregate offering price of $68.6 million. Net proceeds to TMNG, after deducting underwriting discounts and commissions of $1.1 million and offering expenses of $728,000 were $21.0 million. Proceeds will be used for working capital, general corporate purposes and as possible consideration for acquisitions.

     On September 5, 2000, the Company completed its acquisition of The Weathersby Group, Inc. ("TWG"), a Maryland corporation. The acquisition resulted in a total purchase price of approximately $19.2 million consisting of $11.2 million cash and $8.0 million in TMNG stock. Additionally, TMNG incurred direct costs of $1.5 million related to the acquisition.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

     TMNG reports it financial data where each quarter is 13 weeks and ends on a Saturday. As a result, the fiscal year end is the Saturday which is 13 weeks from the end of the third fiscal quarter. Fiscal years 2000 and 1999 therefore ended on December 30, 2000 and January 1, 2000, respectively. The words "fiscal year" refer to the fiscal year most closely coinciding with the related calendar year.

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

     Cost of services consists primarily of client-related compensation for consultants who are employees and equity related non-cash charges incurred in connection with the grants of equity securities primarily to consultants, as well as fees paid to independent subject matter experts. Employee compensation includes certain unbillable time, training, vacation time, benefits and payroll taxes. Annual gross margins have ranged from 40.9% to 45.0% during the period from 1996 to 2000. Margins are primarily impacted by the type of consulting services provided, the size of service contracts and negotiated volume discounts, changes in TMNG pricing policies and those of competitors, utilization rates of consultants and independent subject matter experts; and employee and independent subject matter expert costs associated with a competitive labor market.

     Operating expenses include selling, general and administrative expenses as well as equity related non-cash charges incurred in connection with the grants of equity securities primarily to principals and certain senior executives. Sales and marketing expenses consist primarily of personnel and related costs for direct client marketing efforts and marketing staff. The Company primarily uses a relationship sales model in which partners, principals and senior consultants generate revenues. TMNG takes these revenue generating activities into account when determining these individuals' quarterly bonus compensation, which is generally recorded as sales and marketing expense. Other operating expenditures include costs associated with marketing materials, trade shows and advertising. To increase market awareness of the Company, TMNG intends to continue to expand the direct and indirect marketing and advertising efforts substantially, both domestically and internationally. General and administrative expenses consist mainly of accounting, recruiting, and professional services incurred in the normal course of business.

RESULTS OF OPERATIONS

FISCAL 2000 COMPARED TO FISCAL 1999

  Revenues

     Revenues increased 54.5% to $77.7 million for fiscal year 2000 from $50.3 million for fiscal year 1999. The increase in revenues was due primarily to an increase in consulting services performed for our new and existing clients during the period, and increased billing rates of our consultants. Additionally, international revenue increased 30.9% to $18.2 million for fiscal year 2000 from $13.9 million for fiscal year 1999, primarily due to an increase in European business. Additionally, revenues increased due to the purchase of The Weathersby Group, Inc., an acquisition that closed on September 5, 2000. This acquisition was accounted for as a purchase, so TWG's revenues for the period from the closing through the end of the year are included in TMNG's consolidated revenues.

  Cost of Services

     Direct costs of services increased to $40.4 million for fiscal year 2000 from $26.1 million for fiscal year 1999. As a percentage of revenues, our gross margin on services was 48.0% for fiscal year 2000 compared to 48.1% for fiscal year 1999.

     Non-cash stock based compensation charges were $5.5 million and $2.8 million for fiscal year 2000 and fiscal year 1999, respectively. These equity charges relate to stock options and warrants granted in 1999 and previously. Of the $5.5 million compensation charges related to fiscal year 2000, $2.7 million was recorded in connection with the issuance of stock options to employees and non-employee consultants and $2.8 million was recorded in connection with warrants issued during the fourth quarter of 1999. These charges represented 7.1% of revenues for fiscal year 2000 compared to 5.5% for fiscal year 1999.

  Operating Expenses

     Selling, general and administrative expenses increased to $16.6 million for fiscal year 2000, or 69.4% from $9.8 million for fiscal year 1999. Selling, general and administrative expenses increased to 21.4% of revenues for fiscal year 2000, from 19.4% of revenues for fiscal year 1999. We incurred an increase in selling, general and administrative expenses primarily due to the personnel and technology costs associated with the increased administrative staffing required to manage and support the growth of the organization, as well as the amortization of goodwill recorded in connection with The Weathersby Group, Inc. acquisition.

     Non-cash stock based compensation charges of $1.6 million and $2.0 million for fiscal year 2000 and fiscal year 1999, respectively, were recorded primarily in connection with the issuance of stock options in fiscal year 1999 and previously to our senior executives, principals, administration and non-employee directors. These charges represented 2.0% of revenues for fiscal year 2000, compared to 4.0% of revenues for fiscal year 1999.

  Other Income and Expenses

     Interest income increased to $3.3 million for the fiscal year 2000, compared to $277,000 for the fiscal year 1999. Interest income increased primarily due to the interest received on the net proceeds of the initial public and secondary offerings. We invest in short-term, high-grade investment instruments.

     Interest expense decreased to $0 for fiscal year 2000, compared to $2.0 million for fiscal year 1999. Interest expense decreased primarily due to the extinguishment of debt in the fourth quarter of 1999. On November 29, 1999, all outstanding indebtedness was repaid with $22.3 million of the proceeds from our November 23, 1999 initial public offering.

     Other, net totaled losses of $152,000 and $68,000 for fiscal year 2000 and fiscal year 1999, respectively, and increased primarily due to losses incurred on projects performed during fiscal year 2000 in foreign locations resulting in foreign currency transaction losses.

  Income Taxes

     Provision for income taxes remained consistent for fiscal year 2000 and fiscal year 1999 at 40.0% and 40.8%, respectively.

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

  Cost of Services

     Direct cost of services increased to $26.1 million for fiscal year 1999 from $17.4 million for fiscal year 1998. Direct cost of services as a percent of revenue decreased from 54.2% for fiscal year 1998 to 51.9% for fiscal year 1999. Direct gross margins improved because the consultant mix changed to include more employees in fiscal year 1999 compared to fiscal year 1998. A greater portion of full-time employees at a relatively constant utilization rate tends to improve gross margins because of their overall lower fixed salary compared to the higher variable costs paid to independent subject matter experts. The margin improvement provided by increasing the full-time employee base was slightly offset by discounted customer pricing associated with large engagements.

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

SUMMARY OF QUARTERLY RESULTS OF OPERATIONS -- UNAUDITED

                                                                          QUARTER ENDED
                                                      ---------------------------------------------------
                                                      APRIL 3,       JULY 3,     OCTOBER 2,    JANUARY 1,
                                                        1999          1999          1999          2000
                                                      --------      --------     ----------    ----------
Revenues .......................................      $ 11,433      $ 12,423      $ 13,112      $ 13,354
                                                      ========      ========      ========      ========
Gross profit ...................................      $  4,989      $  5,534      $  5,489      $  5,421
                                                      ========      ========      ========      ========
Net income before extraordinary item ...........      $  1,067      $  1,195      $  1,172      $  1,227
                                                      ========      ========      ========      ========
Net income .....................................      $  1,067      $  1,195      $  1,172      $  1,027
                                                      ========      ========      ========      ========
Diluted net income before extraordinary item per
  common share .................................      $   .045      $   .051      $   .049      $   .050
                                                      ========      ========      ========      ========
Diluted net income per common share ............      $   .045      $   .051      $   .049      $   .040
                                                      ========      ========      ========      ========

                                                                         QUARTER ENDED
                                                      -----------------------------------------------------
                                                      APRIL 1,       JULY 1,    SEPTEMBER 30,  DECEMBER 30,
                                                        2000          2000          2000           2000
                                                      --------      --------    -------------  ------------
Revenues .......................................      $ 16,402      $ 19,464      $ 20,003      $ 21,858
                                                      ========      ========      ========      ========
Gross profit ...................................      $  5,957      $  7,354      $  8,462      $ 10,039
                                                      ========      ========      ========      ========
Net income .....................................      $  1,678      $  2,253      $  3,060      $  3,076
                                                      ========      ========      ========      ========
Basic net income per common share ..............      $   .061      $   .082      $   .108      $   .105
                                                      ========      ========      ========      ========
Diluted net income per common share ............      $   .059      $   .079      $   .104      $   .102
                                                      ========      ========      ========      ========

LIQUIDITY AND CAPITAL RESOURCES

     On August 2, 2000, TMNG completed its secondary public offering and received net proceeds of approximately $21.0 million from the sale of 1,000,000 shares of common stock. The proceeds will be used for working capital, general corporate purposes and possibly as consideration for acquisitions.

     Net cash provided by operating activities was $10.0 million, $5.0 million and $2.0 million for fiscal year 2000, fiscal year 1999 and fiscal year 1998, respectively. The Company's accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of those years. For additional information relating to the operations of the Company, see Results of Operations.

     Net cash used in investing activities was $12.3 million, $443,000 and $455,000 for fiscal year 2000, fiscal year 1999 and fiscal year 1998, respectively. Cash used for acquisitions was $11.6 million in fiscal year 2000, all of which relates to the TWG acquisition. Capital expenditures of $713,000, $443,000 and $455,000 for fiscal years 2000, 1999 and 1998, respectively, relate to the capitalization of leasehold improvements, computer equipment and software by the Company.

     Net cash provided by financing activities was $21.4 million and $46.0 million for fiscal years 2000 and 1999, respectively. Net cash used in financing activities was $823,000 in fiscal year 1998. Net proceeds from the Company's secondary public offering was $20.9 million in fiscal year 2000. Net proceeds from the Company's initial public offering was $71.5 million in fiscal year 1999. Approximately $22.3 million of the proceeds from the initial public offering was used to repay outstanding debt. Cash used in fiscal year 1998 related primarily to the leveraged recapitalization of the Company.

     At December 30, 2000, TMNG had approximately $70.6 million in cash and cash equivalents. TMNG believes the net proceeds of the initial public offering in 1999 and secondary public offering, in addition to cash generated from operations, will be sufficient to meet anticipated cash requirements, including anticipated capital expenditures and consideration for possible acquisitions, for at least the next 12 months.

Should the Company's capital requirements increase more rapidly than expected, the Company believes that bank credit would be available to fund such operating and capital requirements.


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


ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of

The Management Network Group, Inc.
Overland Park, Kansas

     We have audited the accompanying consolidated balance sheets of The Management Network Group, Inc. and subsidiaries as of December 30, 2000 and January 1, 2000 and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for the fiscal years ended December 30, 2000, January 1, 2000 and January 2, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies as of December 30, 2000 and January 1, 2000, and the results of their operations and their cash flows for the fiscal years ended December 30, 2000, January 1, 2000 and January 2, 1999 in conformity with accounting principles generally accepted in the United States of America.

/s/  DELOITTE & TOUCHE LLP

Kansas City, Missouri
February 15, 2001

                       THE MANAGEMENT NETWORK GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS


                                                                    JANUARY 1,     DECEMBER 30,
                                                                      2000            2000
                                                                    ----------     ------------
CURRENT ASSETS:
  Cash and cash equivalents ..................................      $  51,523       $  70,583
  Receivables:
     Accounts receivable .....................................          8,280          17,985
     Accounts receivable -- unbilled .........................          4,863           8,023
                                                                    ---------       ---------
                                                                       13,143          26,008
     Less: Allowance for doubtful accounts ...................           (350)           (766)
                                                                    ---------       ---------
                                                                       12,793          25,242
     Other assets ............................................          1,048           1,280
                                                                    ---------       ---------
          Total current assets ...............................         65,364          97,105
                                                                    ---------       ---------
Property and Equipment, net ..................................            706           1,298
Goodwill, net ................................................                         18,016

Deferred Tax Asset ...........................................          1,312           3,010
                                                                    ---------       ---------

          Total Assets .......................................      $  67,382       $ 119,429
                                                                    =========       =========
CURRENT LIABILITIES:
  Trade accounts payable .....................................      $     888       $   1,282
  Accrued payroll, bonuses and related expenses ..............          1,857           4,722
  Other accrued liabilities ..................................          1,200           1,953
                                                                    ---------       ---------
          Total current liabilities ..........................          3,945           7,957
                                                                    ---------       ---------
STOCKHOLDERS' EQUITY Common stock:
     Voting -- $.001 par value, 100,000,000 shares authorized;
      27,417,370 shares issued and outstanding on January 1,
      2000, 29,465,808 shares issued and outstanding on
      December 30, 2000 ......................................             27              29
  Preferred stock -- $.001 par value, 10,000,000 shares
     authorized; no shares issued or outstanding .............
  Additional paid-in capital .................................        104,137         136,917
  Accumulated deficit ........................................        (32,138)        (22,071)
  Accumulated other comprehensive income --
   Foreign currency translation adjustment ...................             (2)             35
  Unearned compensation ......................................         (8,587)         (3,438)
                                                                    ---------       ---------
          Total stockholders' equity .........................         63,437         111,472
                                                                    ---------       ---------
Total Liabilities and Stockholders' Equity ...................      $  67,382       $ 119,429
                                                                    =========       =========


                 See notes to consolidated financial statements.

                       THE MANAGEMENT NETWORK GROUP, INC.

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                             YEAR ENDED
                                                               -----------------------------------------
                                                               JANUARY 2,     JANUARY 1,    DECEMBER 30,
                                                                  1999           2000           2000
                                                               ----------     ----------    ------------
Revenues .................................................      $ 32,103       $ 50,322       $ 77,727
Cost of Services:
  Direct cost of services ................................        17,411         26,109         40,396
  Equity related charges .................................           239          2,780          5,519
                                                                --------       --------       --------
          Total cost of services .........................        17,650         28,889         45,915
                                                                --------       --------       --------
Gross Profit .............................................        14,453         21,433         31,812
Operating Expenses:
  Selling, general and administrative ....................         6,158          9,777         16,645
  Equity related charges .................................            22          1,998          1,564
                                                                --------       --------       --------
          Total operating expenses .......................         6,180         11,775         18,209
                                                                --------       --------       --------
Income From Operations ...................................         8,273          9,658         13,603
Other Income (Expense):
  Interest income ........................................            18            277          3,327
  Interest expense .......................................        (2,054)        (1,998)
  Other, net .............................................            88            (68)          (152)
                                                                --------       --------       --------
          Total other income (expense) ...................        (1,948)        (1,789)         3,175
                                                                --------       --------       --------

Income Before Provision for Income Taxes and Extraordinary
  Item ...................................................         6,325          7,869         16,778
Provision for Income Taxes ...............................        (3,282)        (3,208)        (6,711)
                                                                --------       --------       --------
Income Before Extraordinary Item .........................         3,043          4,661         10,067
Extraordinary Item .......................................
  Loss on debt extinguishment, net of tax benefit of $133                          (200)
                                                                --------       --------       --------
Net Income ...............................................         3,043          4,461         10,067
Other Comprehensive Income --
  Foreign currency translation adjustment ................             3             (4)            37
                                                                --------       --------       --------
Comprehensive Income .....................................      $  3,046       $  4,457       $ 10,104
                                                                --------       --------       --------
Income Before Extraordinary Item Per Common Share
  Basic ..................................................      $   0.14       $   0.20       $   0.36
                                                                ========       ========       ========
  Diluted ................................................      $   0.13       $   0.20       $   0.34
                                                                ========       ========       ========
Net Income Per Common Share
  Basic ..................................................      $   0.14       $   0.19       $   0.36
                                                                ========       ========       ========
  Diluted ................................................      $   0.13       $   0.19       $   0.34
                                                                ========       ========       ========
Shares Used in Calculation of Income Before Extraordinary
  Item and Net Income Per Common Share
  Basic ..................................................        22,500         23,056         28,110
                                                                ========       ========       ========
  Diluted ................................................        22,944         23,807         29,208
                                                                ========       ========       ========
Pro Forma Information (Unaudited)
  Pro forma provision for income taxes ...................      $  2,530
                                                                ========
  Pro forma net income ...................................      $  3,795
                                                                ========
Pro Forma Net Income Per Common Share (Unaudited)
  Basic ..................................................      $   0.17
                                                                ========
  Diluted ................................................      $   0.17
                                                                ========


                 See notes to consolidated financial statements.

                       THE MANAGEMENT NETWORK GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                YEAR ENDED
                                                                 -----------------------------------------
                                                                 JANUARY 2,     JANUARY 1,    DECEMBER 30,
                                                                    1999           2000           2000
                                                                 ----------     ----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...............................................      $  3,043       $  4,461       $ 10,067
  Add-back: Extraordinary item .............................                          200
                                                                  --------       --------       --------

  Income before extraordinary item .........................         3,043          4,661         10,067
  Adjustments to reconcile income before extraordinary item
    to net cash provided by operating activities:
    Depreciation and amortization ..........................           136            275            910

    Stock option and bonus share compensation ..............           261          4,778          7,083
    Income tax benefit realized upon exercise of stock
     options ...............................................                          412          1,499
    Provision for deferred income taxes ....................           637         (1,952)        (1,847)
    Provision for uncollectible advances to related party ..          (181)
    Loss on disposition of assets ..........................                            2
    Other changes in operating assets and liabilities, net
      of business acquisitions:
      Accounts receivable ..................................        (1,735)        (2,057)        (6,279)
      Accounts receivable -- unbilled ......................        (2,148)        (1,612)        (3,160)
      Other assets .........................................           (51)          (995)          (127)
      Related party receivables ............................           201
      Trade accounts payable ...............................           825            (71)        (1,377)
      Trade accounts payable -- related party ..............          (233)          (332)
      Accrued liabilities ..................................         1,257          1,857          3,182
                                                                  --------       --------       --------
         Net cash provided by operating activities .........         2,012          4,966          9,951
                                                                  --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of business, net of cash acquired ............                                     (11,555)
  Acquisition of property and equipment ....................          (455)          (443)          (713)
                                                                  --------       --------       --------
         Net cash used in investing activities .............          (455)          (443)       (12,268)
                                                                  --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to shareholders ............................        (4,664)
  Proceeds from long-term debt .............................        24,000
  Net borrowings under revolving credit facility ...........         2,017         (2,017)
  Deferred financing costs .................................          (553)
  Issuance of common stock, net of expenses ................        16,939         71,618         20,875
  Payments received on stockholders' note receivable .......           171
  Payments made on long-term debt ..........................                      (24,000)
  Exercise of options ......................................                          444            475
  Purchase of treasury stock ...............................       (38,733)
                                                                  --------       --------       --------
         Net cash (used in) provided by financing activities          (823)        46,045         21,350
                                                                  --------       --------       --------
Effect of exchange rate on cash and cash equivalents .......             3             (4)            27
                                                                  --------       --------       --------
Net increase in cash and cash equivalents ..................           737         50,564         19,060
Cash and cash equivalents, beginning of period .............           222            959         51,523
                                                                  --------       --------       --------
Cash and cash equivalents, end of period ...................      $    959       $ 51,523       $ 70,583
                                                                  ========       ========       ========
Supplemental disclosure of cash flow information:
  Cash paid during period for interest .....................      $  1,517       $  2,324       $
                                                                  ========       ========       ========
  Cash paid during period for taxes ........................      $  2,581       $  5,140       $  6,357
                                                                  ========       ========       ========
Supplemental disclosure of non-cash investing and financing
  transactions:
  Reinvested constructive distribution resulting from
    conversion to subchapter C corporation .................      $    713       $              $
                                                                  ========       ========       ========
  Acquisition of business:
    Fair value of assets acquired ..........................                                    $  3,664
    Liabilities incurred or assumed ........................                                    $ (2,275)
    Common stock issued ....................................                                    $  8,000


                See notes to consolidated financial statements.

                       THE MANAGEMENT NETWORK GROUP, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)

                                                              COMMON STOCK
                                                            $.0406 PAR 1997;
                                                            NO PAR COMMENCING                 COMMON STOCK
                                                            FEBRUARY 12, 1998                  $.0006 PAR
                                                                $.001 PAR                     1997; NO PAR
                                                               COMMENCING                       COMMENCING
                                                            AUGUST 27, 1999                 FEBRUARY 12, 1998
                                                                 VOTING                        NON-VOTING             ADDITIONAL
                                                      ---------------------------     ---------------------------       PAID-IN
                                                        SHARES          AMOUNT          SHARES          AMOUNT          CAPITAL
                                                      -----------     -----------     -----------     -----------     -----------
Balance, January 1, 1998                                4,500,000     $         3      18,000,000     $        11     $       399
Distributions
Other comprehensive income --
 Foreign currency translation adjustment
Repayment on stockholder's notes receivable
Conversion of non-voting stock to voting stock         18,000,000              11     (18,000,000)            (11)
Issuance of common stock, net                          13,500,000                                                          16,939
Repurchase and cancellation of treasury stock         (13,500,000)
Constructive distribution assumed to be reinvested                                                                            713
Adjustment to reflect change in par value                                  18,051                                         (18,051)
Issuance of options                                                           305
Stock compensation                                                            261
Net income

                                                      -----------     -----------     -----------     -----------     -----------
Balance, January 2, 1999                               22,500,000          18,631              --              --              --
Issuance of options                                                                                                        11,203
Exercise of options                                       231,169                                                             444
Stock compensation                                                                                                          1,416
Other comprehensive income --
 Foreign currency translation adjustment
Issuance of common stock, net                           4,686,201               4                                          72,054
Tax benefit due to exercise of stock options                                                                                  412
Adjustment to reflect change in par value                                 (18,608)                                         18,608
Net income

                                                      -----------     -----------     -----------     -----------     -----------
Balance, January 1, 2000                               27,417,370              27              --              --         104,137
Issuance of options                                                                                                           144
Exercise of options                                       276,183                                                             475
Cancellation of options                                                                                                      (982)
Exercise of warrants                                      424,098               1                                           2,819
Stock compensation                                                                                                            (49)
Other comprehensive income --
 Foreign currency translation adjustment
Issuance of common stock, net                           1,000,000               1                                          20,874
Tax benefit due to exercise of stock options                                                                                1,499
Acquisition of subsidiary                                 348,157                                                           8,000
Net income

                                                      -----------     -----------     -----------     -----------     -----------
Balance, December 30, 2000                             29,465,808     $        29              --     $        --     $   136,917
                                                      ===========     ===========     ===========     ===========     ===========







                                                                      ACCUMULATED
                                                                        OTHER
                                                       RETAINED      COMPREHENSIVE                   STOCKHOLDERS'
                                                       EARNINGS         INCOME          UNEARNED        NOTES
                                                       (DEFICIT)       (LOSSES)       COMPENSATION    RECEIVABLE         TOTAL
                                                      -----------    -------------    ------------   -------------    -----------
Balance, January 1, 1998                              $     4,468     $        (1)             --     $      (171)    $     4,709
Distributions                                              (4,664)                                                         (4,664)
Other comprehensive income --
 Foreign currency translation adjustment                                        3                                               3
Repayment on stockholder's notes receivable                                                                   171             171
Conversion of non-voting stock to voting stock
Issuance of common stock, net                                                                                              16,939
Repurchase and cancellation of treasury stock             (38,733)                                                        (38,733)
Constructive distribution assumed to be reinvested           (713)
Adjustment to reflect change in par value
Issuance of options                                                                   $      (305)
Stock compensation                                                                                                            261
Net income                                                  3,043                                                           3,043

                                                      -----------     -----------     -----------     -----------     -----------
Balance, January 2, 1999                                  (36,599)              2            (305)             --         (18,271)
Issuance of options                                                                       (11,203)
Exercise of options                                                                                                           444
Stock compensation                                                                          2,921                           4,337
Other comprehensive income --
 Foreign currency translation adjustment                                       (4)                                             (4)
Issuance of common stock, net                                                                                              72,058
Tax benefit due to exercise of stock options                                                                                  412
Adjustment to reflect change in par value
Net income                                                  4,461                                                           4,461

                                                      -----------     -----------     -----------     -----------     -----------
Balance, January 1, 2000                                  (32,138)             (2)         (8,587)             --          63,437
Issuance of options                                                                          (144)
Exercise of options                                                                                                           475
Cancellation of options                                                                       982
Exercise of warrants                                                                                                        2,820
Stock compensation                                                                          4,311                           4,262
Other comprehensive income --
 Foreign currency translation adjustment                                       37                                              37
Issuance of common stock, net                                                                                              20,875
Tax benefit due to exercise of stock options                                                                                1,499
Acquisition of subsidiary                                                                                                   8,000
Net income                                                 10,067                                                          10,067

                                                      -----------     -----------     -----------     -----------     -----------
Balance, December 30, 2000                            $   (22,071)    $        35     $    (3,438)    $        --     $   111,472
                                                      ===========     ===========     ===========     ===========     ===========


                 See notes to consolidated financial statements

                       THE MANAGEMENT NETWORK GROUP, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations -- The Management Network Group, Inc. ("TMNG" or the "Company") was formed on April 1, 1993 as a management consulting firm specializing in global competitive telecommunications. Primary services include serving wireless and wireline communications carriers in all industry segments, and the technology and investment firms that support the telecommunications industry. A majority of the Company's revenues are to customers in the United States, however the Company also provides services to customers in Europe, specifically the United Kingdom, and other foreign countries. The Company's business is international in scope with corporate offices in Overland Park, Kansas.

     Principles of Consolidation -- The consolidated statements include the accounts of TMNG and its wholly-owned subsidiaries, The Management Network Group Europe Ltd. ("TMNG-Europe"), formed on March 19, 1997, based in the United Kingdom, The Management Network Group Canada Ltd. ("TMNG-Canada"), formed on May 14, 1998, based in Toronto, Canada, TMNG.com, Inc., formed in June 1999, and TWG Marketing, Inc. acquired on September 5, 2000. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Fiscal Year -- Effective January 1, 1998, the Company adopted a 52/53 week fiscal year, changing the year-end date from December 31, to the Saturday nearest December 31. The fiscal years ended December 30, 2000, January 1, 2000 and January 2, 1999 each had 52 weeks and are referred to herein as fiscal year 2000, 1999 and 1998, respectively. TMNG-Europe and TMNG-Canada maintain year-end dates of December 31.

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

     Prior to January 3, 1999 TMNG subcontracted with several companies (five of which were related parties to TMNG through certain common ownership or are owned by employees of TMNG) to provide consultants acting as independent subject matter experts to render the services required under the customer contracts. These subcontracts were on a time and materials basis, contained confidentiality/noncompete provisions and could be terminated by either party on 30 days prior notice.

     Cash and Cash Equivalents -- Cash and cash equivalents include cash on hand and short-term investments with original maturities of three months or less when purchased.

     Fair Value of Financial Instruments -- The fair value of current financial instruments approximates the carrying value because of the short maturity of these instruments.

     Property and Equipment and Goodwill -- Property and equipment are stated at cost less accumulated depreciation and amortization. Maintenance and repairs are charged to expense as incurred. Depreciation is based on the estimated useful lives of the assets and is computed using the straight-line method. Asset lives range from three to seven years for computers and equipment. Leasehold improvements are capitalized and amortized over the life of the lease. Goodwill is recorded at cost less accumulated amortization calculated using the straight-line method over ten years. The Company, using its best estimates based on reasonable and supportable assumptions and projections, reviews for impairment long-lived assets and certain identifiable intangibles to be held and used whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable, and has concluded no financial statement adjustment is required.

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

     Foreign Currency Transactions and Translation -- TMNG - Europe and TMNG -- Canada both conduct business primarily denominated in their respective local currency. Assets and liabilities have been translated to U.S. dollars at the period-end exchange rate. Revenue and expenses have been translated at exchange rates which approximate the average of the rates prevailing during each period. Translation adjustments are reported as a separate component of other comprehensive income in the consolidated statements of stockholders' equity. Realized and unrealized exchange gains and losses included in results of operations were insignificant for all periods presented.

     Stock-Based Compensation -- The Company accounts for stock based compensation for employees and certain non-employee directors in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related Interpretations and for stock-based compensation for non-employees in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."

     Warrant Grant -- On October 29, 1999, the Company issued a significant customer a warrant to purchase 500,000 shares of common stock at an exercise price of $2.00 per share. The expected fair value of this warrant is approximately $5.2 million, of which $2.8 million was recognized in fiscal year 2000 as equity related charges in operations, with the remainder to be recognized as future equity related charges in operations. Additionally on December 10, 1999, the Company entered into a consulting services agreement with this customer under which such customer will commit to $22 million of consulting fees over a three-year period commencing January 1, 2000. On November 8, 2000, the customer exercised all warrants under the grant.

     Net Income Per Share -- Basic net income per share was computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, in the weighted average number of common shares outstanding for a period, if dilutive.

     The reconciliation of the net income and weighted average common shares outstanding included in the computation of basic and diluted net income per common share for fiscal year 1998, fiscal year 1999 and fiscal year 2000 is as follows (amounts in thousands except per share data).

                                                                      FISCAL         FISCAL         FISCAL
                                                                       YEAR           YEAR           YEAR
                                                                       1998           1999           2000
                                                                     --------       --------       --------
Net income for basic and diluted earnings per share:
  Income before taxes and extraordinary item ..................      $  6,325       $  7,869       $ 16,778
  Income tax provision ........................................        (3,282)        (3,208)        (6,711)
                                                                     --------       --------       --------
  Income before extraordinary item ............................         3,043          4,661         10,067
  Extraordinary item ..........................................                         (200)
                                                                     --------       --------       --------
  Net income ..................................................      $  3,043       $  4,461       $ 10,067
                                                                     ========       ========       ========

Weighted average shares of common stock outstanding:
  Weighted average shares of common stock outstanding for
     basic earnings per share .................................        22,500         23,056         28,110

  Effect of stock options .....................................           444            659            946
  Effect of warrants ..........................................                           92            152
                                                                     --------       --------       --------
  Weighted average shares of common stock outstanding for
     diluted earnings per share ...............................        22,944         23,807         29,208
                                                                     ========       ========       ========
Basic earnings per share:
  Income before extraordinary item ............................      $   0.14       $   0.20       $   0.36
  Extraordinary item ..........................................                        (0.01)
                                                                     --------       --------       --------
  Net income ..................................................      $   0.14       $   0.19       $   0.36
                                                                     ========       ========       ========
Diluted earnings per share:
  Income before extraordinary item ............................      $   0.13       $   0.20       $   0.34
  Extraordinary item ..........................................                        (0.01)
                                                                     --------       --------       --------
  Net income ..................................................      $   0.13       $   0.19       $   0.34
                                                                     ========       ========       ========

     New Accounting Standards -- The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133"). SFAS No. 133 was amended by SFAS No. 137 and SFAS No. 138 which requires adoption of the SFAS requirements for fiscal years beginning after June 15, 2000. This standard establishes accounting and reporting requirements for derivative financial instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The recognition of gains or losses resulting from changes in the values of those derivative instruments is based on the use of each derivative instrument and whether it qualifies for hedge accounting. As of December 30, 2000, the Company had no derivative instruments. As a result, adoption of SFAS No. 133, as amended by SFAS Nos. 137 and 138, by the Company on December 30, 2000 did not have a material effect to the Company's consolidated financial statements.

     Reclassification -- In July, 2000, the Emerging Issues Task Force (the "EITF") reached a consensus that the reduction of income tax paid as a result of the deduction triggered by employee exercise of non-qualified stock options should be classified as an operating cash flow. The Company has adopted this presentation and has reclassified amounts in the prior years' consolidated statements of cash flows. This reclassification has no effect on Net Income or Stockholders' Equity as previously reported.

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

2. CAPITAL STRUCTURE

     On September 5, 2000, the Company completed its acquisition of The Weathersby Group, Inc. ("TWG"), a Maryland corporation, and issued 348,157 shares of the Company's voting common stock in connection with the purchase. The fair market value of the issued stock was approximately $8.0 million.

     On August 2, 2000, the Company closed a secondary public offering of 3,000,000 shares of common stock, including 1,000,000 shares offered by the Company. The net proceeds to the Company from the secondary public offering, after deducting applicable underwriting discounts and offering expenses, was approximately $21.0 million. Of the remaining shares, approximately 1,800,000 were offered by Behrman Capital II, LP ("Behrman") and the balance was offered by certain other selling stockholders. The Company did not receive any of the proceeds from the sales of the shares sold by the existing stockholders.

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

     The Company did not receive any of the proceeds from the sales of the shares sold by the existing stockholders. The net proceeds to the Company from the initial public offering, after deducting applicable underwriting discounts and offering expenses, was approximately $71.4 million. Approximately $22.3 million of the net proceeds to the Company was used to repay outstanding debt.

     Effective November 8, 1999 the Company amended its Certificate of Incorporation to give effect for a 1-for-2 reverse stock split for all issued and outstanding shares of voting and non-voting common stock. All issued and outstanding share and per share data has been retroactively adjusted to reflect this reverse split.

     Also in fiscal year 1999, the board of directors approved the amendment of the Company's Certificate of Incorporation, which included, among other things, reincorporation of the Company in the State of Delaware and a change in the par values and total number of shares of common stock and preferred stock of which the Company is authorized to issue.

     In February 1998, TMNG entered into a series of transactions that resulted in a leveraged recapitalization (the "recapitalization") of the Company. Prior to the recapitalization, the Company made distributions of approximately $4.7 million to its stockholders. In connection with the recapitalization, TMNG entered into borrowing arrangements for $29 million from a syndicate of bankers. Concurrently, Behrman organized a transitory corporation solely for the purpose of effecting the recapitalization and capitalized it with $20 million. The transitory corporation was then merged into TMNG for 13.5 million shares of TMNG stock. TMNG then acquired 13.5 million shares from the original stockholders for $38.7 million as treasury stock which were then retired. The Company accounted for this series of transactions as a financial restructuring/recapitalization requiring continuation of the historical cost basis.


 3. MAJOR CUSTOMERS AND SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

     TMNG currently operates in one segment, the Company has determined that it has a single reportable operating segment, consulting to the global telecommunications industry, based on the way management makes decisions, allocates resources and assesses performance.

     Major customers in terms of significance to TMNG's revenues (i.e. in excess of 10% of revenues) for fiscal years 1998, 1999 and 2000, and accounts receivable as of January 1, 2000 and December 30, 2000 are as follows (amounts in thousands):


                                        REVENUES                      ACCOUNTS RECEIVABLE
                          ------------------------------------     -------------------------
                           FISCAL        FISCAL        FISCAL
                            YEAR          YEAR          YEAR       JANUARY 1,   DECEMBER 30,
                            1998          1999          2000          2000          2000
                          --------      --------      --------     ----------   ------------
Customer A .........      $  4,138
Customer B .........         4,093
Customer C .........         5,412      $ 19,925      $ 13,929      $  4,598      $  1,469
Customer D .........                       7,322                       1,550

     Substantially all of TMNG's receivables are obligations of companies in the telecommunications industry. The Company generally does not require collateral or other security on their accounts receivable. The credit risk on these accounts is controlled through credit approvals, limits and monitoring procedures.

     A non-executive member of the TMNG board of directors also serves as a non-executive director of Customer C.

                       THE MANAGEMENT NETWORK GROUP, INC.

     Revenues earned in the United States and internationally based on the location where the services are performed for fiscal year 1998, fiscal year 1999 and fiscal year 2000 are as follows: (amounts in thousands):


                               FISCAL YEAR 1998              FISCAL YEAR 1999         FISCAL YEAR 2000
                            ----------------------      -------------------------   ----------------------
                                                                       INCOME
                                           INCOME                   BEFORE INCOME                  INCOME
                                           BEFORE                    TAXES AND                     BEFORE
                                           INCOME                   EXTRAORDINARY                  INCOME
                            REVENUES       TAXES        REVENUES        ITEM        REVENUES       TAXES
                            --------      --------      --------    -------------   --------      --------
United States ........      $ 26,914      $  5,336      $ 36,375      $  5,688      $ 59,519      $ 12,847
International:
  Switzerland ........           758           150         7,322         1,145         5,034         1,087
  Canada .............         3,541           697         2,211           346         2,078           448
  Ireland ............                                     1,826           286           965           208
  United Kingdom .....           448            88         1,567           245         7,585         1,638
  Argentina ..........                                                                 2,064           446
  Other ..............           442            54         1,021           159           482           104
                            --------      --------      --------      --------      --------      --------
          Total ......      $ 32,103      $  6,325      $ 50,322      $  7,869      $ 77,727      $ 16,778
                            ========      ========      ========      ========      ========      ========

     No significant long-lived assets are deployed outside the United States.

 4. PROPERTY AND EQUIPMENT

                                                         JANUARY 1,   DECEMBER 31,
                                                            2000          2000
                                                         ----------   ------------
                                                                 (000'S)
Furniture and fixtures.................................     $224        $  354
Software and computer equipment........................      514         1,260
Leasehold improvements.................................      159           164
                                                            ----         -----
                                                             897         1,778
Less: accumulated depreciation and amortization........      191           480
                                                            ----         -----
                                                            $706        $1,298
                                                            ====        ======

     Depreciation and amortization expense was approximately $30,000, $161,000 and $289,000 for fiscal year 1998, fiscal year 1999 and fiscal year 2000, respectively.

 5. BUSINESS COMBINATIONS

     On September 5, 2000, the Company completed its acquisition of The Weathersby Group, Inc. ("TWG"), a Maryland corporation. TWG provides a full range of marketing consulting services to various U.S. telecommunications companies. Consulting services offered include product development and positioning, strategy, CRM and loyalty programs, communications, and channel management, among other services.

                       THE MANAGEMENT NETWORK GROUP, INC.

The acquisition, recorded under the purchase method of accounting, included the purchase of all outstanding shares of TWG, which resulted in a total purchase price of approximately $19.2 million consisting of $11.2 million cash and $8.0 million in TMNG stock. Additionally, TMNG incurred direct costs of $1.5 million related to the acquisition. A portion of the purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair value at the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill of $18.6 million and is being amortized over ten years on a straight-line basis. The acquisition also provides for contingent consideration of up to an additional $9.0 million, consisting of up to $2.5 million cash consideration and $6.5 million stock consideration, contingent on TWG achieving certain performance targets in 2001. Goodwill consists of the following as of December 30, 2000:


                                                             DECEMBER 30,
                                                                 2000
                                                             ------------
                                                               (000'S)
Goodwill..................................................     $18,637
Less:  accumulated amortization...........................        (621)
                                                               -------
                                                               $18,016
                                                               =======

The following unaudited pro forma results of operations assumes that the TWG acquisition occurred at the beginning of the respective periods. The pro forma results of operations require various assumptions including an assumption that the same amount of goodwill would have been recognized had the transaction occurred at the beginning of the respective periods without regard to the then current levels of business activity of TWG and without regard to any operating efficiencies or other synergies. Consequently, the pro forma results of operations are not necessarily indicative of the operating results which would have occurred if the business combination had been in effect on the dates indicated or which may result in the future.

                                                                                (unaudited)
                                                                       ---------------------------
                                                                            Fiscal Year Ended
(in thousands, except per share amounts)                               January 1,     December 30,
                                                                          2000            2000
                                                                       ----------     ------------
Total revenues                                                         $   61,443      $   87,716
Income before extraordinary item                                            4,021           9,692
Income before extraordinary item, excluding goodwill amortization           4,940          10,810
Net income                                                                  3,821           9,692
Basic income before extraordinary item per common share                $     0.17      $     0.34
Diluted income before extraordinary item per common share              $     0.17      $     0.33
Basic net income per common share                                      $     0.16      $     0.34
Diluted net income per common share                                    $     0.16      $     0.33

 6. INCOME TAXES

     For the fiscal year 1998, fiscal year 1999 and fiscal year 2000, the income tax provision consists of the following (amounts in thousands):

                                             FISCAL         FISCAL         FISCAL
                                              YEAR           YEAR           YEAR
                                              1998           1999           2000
                                            --------       --------       --------
Federal
  Current ............................      $  2,090       $  3,602       $  5,270
  Deferred tax benefit ...............          (391)        (1,708)        (1,507)
                                            --------       --------       --------
                                               1,699          1,894          3,763
State
  Current ............................           491            990          1,523
  Deferred tax benefit ...............           (40)          (244)          (215)
                                            --------       --------       --------
                                                 451            746          1,308
Foreign
  Current ............................            64            568          1,765
  Deferred tax benefit ...............                                        (125)
                                            --------       --------       --------
                                                  64            568          1,640
                                            --------       --------       --------
                                               2,214          3,208          6,711

Deferred recorded on conversion to
 subchapter "C" corporation ..........         1,068
                                            --------       --------       --------
Total ................................      $  3,282       $  3,208       $  6,711
                                            ========       ========       ========

     The following is a reconciliation between the provision for income taxes and the amounts computed at the statutory federal income tax rate (amounts in thousands):

                                                  FISCAL YEAR              FISCAL YEAR             FISCAL YEAR
                                                      1998                     1999                    2000
                                             -------------------       ------------------      ------------------
                                              AMOUNT         %          AMOUNT        %         AMOUNT        %
                                             --------       ----       --------      ----      --------      ----
Computed expected federal income
 tax expense ..........................      $  2,214       35.0       $  2,754      35.0      $  5,872      35.0
State income tax expense, net of
 federal benefit ......................           285        4.5            437       5.6           839       5.0
Conversion to subchapter "C"
 corporation ..........................         1,068       16.9
Subchapter "S" corporation earnings
 (January 1, 1998 to February 11, 1998)          (318)      (5.0)
Other .................................            33        0.5             17       0.2
                                             --------       ----       --------      ----      --------      ----
          Total .......................      $  3,282       51.9       $  3,208      40.8      $  6,711      40.0
                                             ========       ====       ========      ====      ========      ====

     Items giving rise to the provision for deferred income taxes (benefit) excluding the deferred tax expense recorded on conversion to subchapter "C" corporation in connection with the recapitalization (amounts in thousands):

                                                       FISCAL         FISCAL         FISCAL
                                                        YEAR           YEAR           YEAR
                                                        1998           1999           2000
                                                      --------       --------       --------
Bad debt reserve ...............................      $    (20)      $    (94)      $   (158)
Stock option compensation expense ..............          (104)        (1,492)        (1,168)
Change from cash to accrual tax basis accounting          (270)          (262)          (274)
Goodwill .......................................                                         (83)
Valuation allowance ............................                                        (125)
Other ..........................................           (37)          (104)           (39)
                                                      --------       --------       --------
          Total ................................      $   (431)      $ (1,952)      $ (1,847)
                                                      ========       ========       ========

     The significant components of deferred income tax assets and liabilities and the related balance sheet classifications, as of January 1, 2000 and December 30, 2000 are as follows (amounts in thousands):

                                                        JANUARY 1,    DECEMBER 30,
                                                           2000           2000
                                                        ----------    ------------
Current deferred tax assets (liabilities):
  Bad debt reserve ................................      $    140       $    299
  Accrued expenses ................................           137            127
  Change from cash to accrual tax basis
     accounting -- current portion ................          (274)          (274)
                                                         --------       --------
          Net current deferred tax asset ..........      $      3       $    152
                                                         ========       ========
Non-current deferred tax assets (liabilities):
  Change from cash to accrual tax basis accounting       $   (274)
  TMNG -- Europe -- cumulative net operating losses           125       $    125
  Stock option compensation expense ...............         1,596          2,765
  Goodwill ........................................                           83
  Reserves ........................................                           64
  Other ...........................................           (10)           (27)
                                                         --------       --------
                                                            1,437          3,010
  Valuation allowance .............................          (125)
                                                         --------       --------
          Net non-current deferred tax asset ......      $  1,312       $  3,010
                                                         ========       ========

     The Company had a foreign net operating loss carryforward totaling approximately $417,000 as of December 30, 2000 and January 1, 2000. The utilization of such net operating loss carryforwards is restricted to the earnings of specific foreign subsidiaries. As of January 1, 2000 a valuation allowance of $125,000 had been established for the Company's deferred income tax asset related to the future benefit of net operating losses related to TMNG -- Europe, as management could not assess the likelihood that the future tax benefit would be realized in that tax jurisdiction. As foreign operations became profitable in fiscal year 2000, management concluded that it was more likely than not that the net operating loss carryforward could be utilized in the foreign jurisdiction and, therefore, released the valuation allowance during the year.

     The Company converted to a subchapter "C" corporation for income tax reporting purposes effective February 12, 1998. Deferred tax liabilities of approximately 1.1 million were recorded on February 12, 1998, in conjunction with the conversion, for the cumulative temporary differences. Prior to February 12, 1998, the Company elected to be treated as a subchapter "S" corporation under the Internal Revenue Code and thus was treated substantially as a partnership for income tax purposes. Accordingly, until the time of conversion to a subchapter "C" corporation, the individual stockholders were responsible for their proportionate share of the corporate taxable income or loss for federal and state income tax reporting purposes.


 7. OPERATING LEASES

     The Company leases office facilities and an automobile under non-cancelable operating leases expiring at various dates through August 2005. Total rental expense was approximately $40,000, $110,000 and $253,000 for fiscal year 1998, fiscal year 1999 and fiscal year 2000, respectively. As of December 30, 2000, the future minimum payments under operating leases are as follows (amounts in thousands):



                        FISCAL YEAR
                        -----------

2001........................................................     $  358
2002........................................................        262
2003........................................................        254
2004........................................................        132
2005........................................................         70
                                                                 ------
                                                                 $1,076
                                                                 ======

 8. STOCK OPTION PLAN AND STOCK BASED COMPENSATION

     The Company has 3,321,000 shares of the Company's Common Stock authorized for issuance under the Company's 1998 Equity Incentive Plan (the "1998 Plan"). The 1998 Plan is the result of the combination of two plans during fiscal 1999. The 1998 Plan provides the Company's Common Stock for the granting of incentive stock options and nonqualified stock options to employees, and nonqualified stock options to employees, directors and consultants. Incentive stock options are granted at an exercise price of not less than fair value per share of the common stock on the date of grant as determined by the board of directors. Vesting and exercise provisions are determined by the board of directors. Options granted under the 1998 Plan generally become exercisable over a three to four year period beginning on the date of grant. Options granted under the 1998 Plan have a maximum term of ten years.

FISCAL YEAR 1998 OPTIONS GRANTED -- 1998 PLAN

                                                                                          WEIGHTED
                                                             WEIGHTED     WEIGHTED        AVERAGE
                                                   NUMBER    AVERAGE    AVERAGE FAIR     REMAINING
                                                     OF      EXERCISE   VALUE AT DATE   CONTRACTUAL
                                                   SHARES     PRICE       OF GRANT      LIFE (YEARS)
                                                   -------   --------   -------------   ------------
Exercise price equals fair market value:
  Granted during fiscal year 1998............      889,750    $1.48         $1.48            --
  Outstanding at January 2, 1999.............      889,750    $1.48         $1.48            --
  Exercisable at January 2, 1999.............           --       --            --            --
  Outstanding at January 1, 2000.............      736,081    $1.48         $1.48          8.50
  Options forfeited during fiscal year
     1999....................................       22,500    $1.48         $1.48            --
  Exercisable at January 1, 2000.............      189,581    $1.48         $1.48            --
  Exercised during fiscal year 1999..........      131,169    $1.48         $1.48            --
  Outstanding at December 30, 2000...........      547,434    $1.48         $1.48          7.51
  Options forfeited during fiscal year
     2000....................................       32,501    $1.48         $1.48            --
  Exercisable at December 30, 2000...........      293,340    $1.48         $1.48            --
  Exercised during fiscal year 2000..........      156,146    $1.48         $1.48            --
Exercise price less than fair market value:
  Granted during fiscal year 1998............      210,000    $1.52         $3.50            --
  Outstanding at January 2, 1999.............      210,000    $1.52         $3.50            --
  Exercisable at January 2, 1999.............           --       --            --            --
  Outstanding at January 1, 2000.............      210,000    $1.52         $3.50          9.00

  Exercisable at January 1, 2000.............       70,000    $1.52         $3.50            --
  Outstanding at December 30, 2000...........      174,168    $1.52         $3.50          8.00
  Options forfeited during fiscal year
     2000....................................        3,334    $1.48         $3.50            --
  Exercisable at December 30, 2000...........       45,831    $1.53         $3.50            --

  Exercised during fiscal year 2000..........       32,498    $1.48         $3.50            --

FISCAL YEAR 1999 OPTIONS GRANTED -- 1998 PLAN


                                                                                            WEIGHTED
                                                              WEIGHTED     WEIGHTED         AVERAGE
                                                   NUMBER     AVERAGE    AVERAGE FAIR      REMAINING
                                                     OF       EXERCISE   VALUE AT DATE    CONTRACTUAL
                                                   SHARES      PRICE       OF GRANT      LIFE (YEARS)
                                                  ---------   --------   -------------   ------------
Exercise price equal to fair market value:
  Granted during fiscal year 1999..........          10,000   $32.63        $32.63             --
  Outstanding at January 1, 2000...........          10,000   $32.63        $32.63          10.00
  Exercisable at January 1, 2000...........              --       --            --             --
  Outstanding at December 30, 2000.........          10,000   $32.63        $32.63           9.00
  Exercisable at December 30, 2000.........              --       --            --             --
Exercise price less than fair market value:
  Granted during fiscal year 1999..........       1,174,625    $2.38        $10.62             --
  Outstanding at January 1, 2000...........       1,074,625    $2.37        $10.71           9.69
  Exercisable at January 1, 2000...........          37,500    $2.00        $ 8.90             --
  Exercised during fiscal year 1999........         100,000    $2.50        $ 9.68             --
  Outstanding at December 30, 2000.........         897,836    $2.35        $10.62           8.69
  Options forfeited during fiscal year
   2000....................................          89,250    $2.68        $11.91             --
  Exercisable at December 30, 2000.........         201,842    $2.37        $10.44             --
  Exercised during fiscal year 2000........          87,539    $2.23        $10.29             --

 FISCAL YEAR 2000 OPTIONS GRANTED -- 1998 PLAN


                                                                                      WEIGHTED
                                                         WEIGHTED     WEIGHTED        AVERAGE
                                               NUMBER    AVERAGE    AVERAGE FAIR      REMAINING
                                                 OF      EXERCISE   VALUE AT DATE    CONTRACTUAL
                                               SHARES     PRICE       OF GRANT      LIFE (YEARS)
                                               -------   --------   -------------   ------------
Exercise price equals fair market value:
  Granted during fiscal year 2000.........   1,173,500   $20.23        $20.23             --
  Outstanding at December 30, 2000........   1,160,000   $20.22        $20.22           9.43
  Exercisable at December 30, 2000........     200,000   $22.56        $22.56             --
  Options forfeited during fiscal year
     2000.................................      13,500   $21.42        $21.42             --
Exercise price less than fair market value:
  Granted during fiscal year 2000..........      2,500   $20.00        $22.56
  Outstanding at December 30, 2000...........    2,500   $20.00        $22.56           9.04
  Exercisable at December 30, 2000...........       --       --            --             --

     During fiscal year 2000, the Company authorized 1,000,000 shares of the Company's common stock for issuance under the 2000 Supplemental Stock Plan (the "2000 Plan"). The plan provides the Company's common stock for the granting of nonqualified stock options to employees. Vesting and exercise provisions are determined by the board of directors. Options granted under the plan become exercisable over a four year period beginning on the date of grant and have a maximum term of ten years.

FISCAL YEAR 2000 OPTIONS GRANTED -- 2000 SUPPLEMENTAL STOCK PLAN

                                                                                      WEIGHTED
                                                         WEIGHTED     WEIGHTED        AVERAGE
                                               NUMBER    AVERAGE    AVERAGE FAIR     REMAINING
                                                 OF      EXERCISE   VALUE AT DATE   CONTRACTUAL
                                               SHARES     PRICE       OF GRANT      LIFE (YEARS)
                                               -------   --------   -------------   ------------
Exercise price equals fair market value:

  Granted during fiscal year 2000.........     295,000   $18.70        $18.70             --
  Outstanding at December 30, 2000........     295,000   $18.70        $18.70           9.73
  Exercisable at December 30, 2000........          --       --            --             --

     The Company follows APB No. 25 to account for the employee stock purchase plan and for employee and certain non-employee director's stock options. Options granted prior to December 8, 1998 were issued at fair value. Options granted subsequent to December 7, 1998 were issued at less than fair value. One option grant in fiscal year 2000 was issued at less than fair value, the remaining grants were issued at fair value. In connection with APB 25 grants issued in fiscal years 1998, 1999 and 2000, the Company recorded unearned compensation of approximately $305,000, $11.2 million and $144,000, respectively, representing the difference between the exercise price and the fair value of the common stock on the dates such stock options were granted. Such amounts are being amortized by charges to operations on a graded vesting method over the corresponding vesting period of each respective option, generally three to four years. Compensation expense for fiscal year 1998 was insignificant due to the short period the grants with unearned compensation were outstanding.

      The Company accounts for its stock option awards to independent subject matter experts and other non-employees in accordance with the fair value measurement provision of SFAS No. 123, Accounting for Stock Based Compensation. Under SFAS 123, stock options are valued at grant date using the Black-Scholes option pricing model, and this cost is recognized ratably over the vesting period. Consequently, the cost of these options are recognized in the current and future reporting periods based on the fair value at the end of each period. The fair value of each option grant during fiscal year 1998, fiscal year 1999 and fiscal year 2000 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                   FISCAL YEAR 1998    FISCAL YEAR 1999       FISCAL YEAR 2000
                                   ----------------    ----------------       ----------------
Expected volatility factor.....           55%                 60%                    95%
Risk-free interest rate........      4.24% - 5.65%       4.56% - 5.60%          4.86% - 6.69%
Expected life of options.......         5 years             5 years                5 years
Expected life of stock issued
 under employee stock purchase
 plan..........................                                             0.5 years -- 2.0 years
Expected dividend rate.........            0%                  0%                     0%

     The Company recognizes compensation cost over the vesting periods. These options have resulted in equity related charges to operations of approximately $261,000, $4.3 million and $4.3 million for fiscal year 1998, fiscal year 1999 and fiscal year 2000, respectively. These expenses have been allocated among various expense categories.

     During fiscal year 2000, the Company initiated an employee stock purchase program for all eligible employees. Under the plan, shares of the Company's common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first day of the enrollment period or the last day of each six-month period. Employees may purchase shares through a payroll deduction program having a value not exceeding 15% of their gross compensation during an offering period. During fiscal year 2000 no shares were purchased under the plan, as the first six month interval concludes on May 1, 2001. At December 30, 2000, 214,000 shares were reserved for future issuance. The employee stock purchase plan is classified as a non-compensatory plan under APB 25.

     If compensation cost for the Company's APB 25 grants and the employee stock purchase program had been determined under SFAS No. 123, based upon the fair value at the grant date, consistent with the Black-Scholes option pricing methodology using the assumptions above, the Company's net income for fiscal year 1998, fiscal year 1999 and fiscal year 2000 would have decreased by approximately $66,000, $280,000 and $4.2 million, respectively.

     For purposes of pro forma disclosures, the estimated fair value of options is amortized to pro forma expense over the options' vesting period. Pro forma information for fiscal year 1998, fiscal year 1999 and fiscal year 2000 (in thousands, except per share amounts):

                                                        FISCAL        FISCAL        FISCAL
                                                         YEAR          YEAR          YEAR
                                                         1998          1999          2000
                                                       --------      --------      --------
Net Income before extraordinary item:
  As reported ...................................      $  3,043      $  4,661      $ 10,067
                                                       ========      ========      ========
  Pro forma .....................................      $  2,977      $  4,381      $  5,867
                                                       ========      ========      ========
Basic and diluted net income before extraordinary
  item per share:
  Basic .........................................      $   0.14      $   0.20      $   0.36
                                                       ========      ========      ========
  Diluted .......................................      $   0.13      $   0.20      $   0.34
                                                       ========      ========      ========
Basic and diluted pro forma net income before
  extraordinary item per share:
  Basic .........................................      $   0.13      $   0.19      $   0.21
                                                       ========      ========      ========
  Diluted .......................................      $   0.13      $   0.18      $   0.20
                                                       ========      ========      ========

     During fiscal year 1999, the Company issued 71,201 shares of common stock representing bonus compensation to certain employees. The Company calculated expense related to these shares at the fair value of the shares at the date of issuance. Accordingly, compensation expense of $441,000 was charged to operations in 1999. There were no such issuances in fiscal year 2000.

10. RELATED PARTY TRANSACTIONS

     Four members of the TMNG board of directors are also directors of customers with which TMNG does business. During fiscal year 1998, fiscal year 1999 and fiscal year 2000, the Company earned revenues from these customers of approximately $330,000, $2.6 million, and $16.1 million, respectively. Receivables from these customers at January 1, 2000 and December 30, 2000 were approximately $396,000 and $1.3 million, respectively. Additionally, venture funds affiliated with TMNG's majority shareholder hold shares of preferred stock of this customer that are convertible into approximately 25% of the customer's outstanding common stock.

     Prior to January 3, 1999 TMNG subcontracted with five companies owned by certain stockholders and employees of TMNG. These companies provided consultants (acting as independent subject matter experts) to TMNG to render consulting services to TMNG customers. Total services received from these companies was approximately $14.9 million in fiscal 1998 and are included in cost of services in the statements of income and comprehensive income representing the fair value of the services provided.

     During fiscal year 1998 and fiscal year 1999, TMNG made payments of approximately $77,000 and $105,000, respectively, to a company owned by a significant stockholder of TMNG. Such payments were for services rendered under consulting agreements between TMNG and the respective affiliated company and/or shareholder. These expenses were classified as selling, general and administrative in the accompanying statements of income and comprehensive income.


11. CONTINGENCIES

     During 1997, one of the Company's customers entered Chapter 11 of the bankruptcy code. According to the bankruptcy code, certain payments made within a specified period of time prior to the date of the bankruptcy filing and payments made subsequent to the date of the bankruptcy filing which are not previously authorized, could be declared "preference payments". Under certain conditions, preference payments could be required to be remitted to the bankruptcy trustee for satisfaction of general creditor claims. During fiscal year 1998, the bankruptcy trustee filed suit against the Company for preferential payments received prior to and subsequent to the bankruptcy filing, and related damages of approximately $1.85 million. The total amount of payments received from this customer during the specified preference period aggregated approximately $320,000 and which may be declared preference payments. In the opinion of management, resolution of this legal action will not have a material adverse effect on the Company's consolidated results of operations, cash flows or financial position.

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

12. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     In management's opinion, the interim financial data below reflects all adjustments necessary to fairly state the results of the interim period presented. Adjustments are of a normal recurring nature necessary for a fair presentation of the information for the periods presented. Results of any one or more quarters are not necessarily indicative of annual results or continuing trends.

                                                                   2000 QUARTERS ENDED
                                                  -------------------------------------------------------
                                                  April 1,        July 1,     September 30,  December 30,
                                                  --------       --------     -------------  ------------
Revenues ...................................      $ 16,402       $ 19,464       $ 20,003       $ 21,858
Cost of Services:
  Direct cost of services ..................         8,529         10,109         10,300         11,458
  Equity related charges ...................         1,916          2,001          1,241            361
                                                  --------       --------       --------       --------
          Total cost of services ...........        10,445         12,110         11,541         11,819
                                                  --------       --------       --------       --------
Gross Profit ...............................         5,957          7,354          8,462         10,039
Operating Expenses:
  Selling, general and administrative ......         3,471          3,977          4,344          4,853
  Equity related charges ...................           418            392            392            362
                                                  --------       --------       --------       --------
          Total operating expenses .........         3,889          4,369          4,736          5,215
                                                  --------       --------       --------       --------
Income From Operations .....................         2,068          2,985          3,726          4,824
Other Income (Expense):

  Interest income ..........................           849            777          1,279            422
  Other, net ...............................          (135)             8             95           (120)
                                                  --------       --------       --------       --------
          Total other income (expense) .....           714            785          1,374            302
                                                  --------       --------       --------       --------
Income Before Provision for Income Taxes and
 Extraordinary item ........................         2,782          3,770          5,100          5,126
Provision for Income Taxes .................        (1,104)        (1,517)        (2,040)        (2,050)
                                                  --------       --------       --------       --------
Net Income .................................         1,678          2,253          3,060          3,076
Other Comprehensive Income --
  Foreign currency translation adjustment ..           (16)           (29)            13             69
                                                  --------       --------       --------       --------
Comprehensive Income .......................      $  1,662       $  2,224       $  3,073       $  3,145
                                                  ========       ========       ========       ========
Net Income Per Common Share
  Basic ....................................      $   0.06       $   0.08       $   0.11       $   0.11
                                                  ========       ========       ========       ========
  Diluted ..................................      $   0.06       $   0.08       $   0.10       $   0.10
                                                  ========       ========       ========       ========
Shares Used in Calculation of Net Income Per
 Common Share
  Basic ....................................        27,425         27,460         28,305         29,253
                                                  ========       ========       ========       ========
  Diluted ..................................        28,651         28,690         29,572         30,036
                                                  ========       ========       ========       ========

                                                                   1999 QUARTERS ENDED
                                                  ------------------------------------------------------
                                                                                              January 1,
                                                  April 3,       July 3,       October 2,        2000
                                                  --------       -------       ----------     ----------
Revenues ...................................      $ 11,433       $ 12,423       $ 13,112       $ 13,354

Cost of Services:
  Direct cost of services ..................         5,937          6,440          6,801          6,931
  Equity related charges ...................           507            449            822          1,002
                                                  --------       --------       --------       --------
          Total cost of services ...........         6,444          6,889          7,623          7,933
                                                  --------       --------       --------       --------
Gross Profit ...............................         4,989          5,534          5,489          5,421
Operating Expenses:
  Selling, general and administrative ......         2,429          2,457          2,593          2,298
  Equity related charges ...................           169            401            376          1,052
                                                  --------       --------       --------       --------
          Total operating expenses .........         2,598          2,858          2,969          3,350
                                                  --------       --------       --------       --------
Income From Operations .....................         2,391          2,676          2,520          2,071
Other Income (Expense):
  Interest income ..........................                            2              1            274
  Interest expense .........................          (559)          (557)          (537)          (345)
  Other, net ...............................             1            (80)            17             (6)
                                                  --------       --------       --------       --------
          Total other income (expense) .....          (558)          (635)          (519)           (77)
                                                  --------       --------       --------       --------
Income Before Provision for Income Taxes and
 Extraordinary item ........................         1,833          2,041          2,001          1,994
Provision for Income Taxes .................          (767)          (845)          (829)          (767)
                                                  --------       --------       --------       --------
Income Before Extraordinary Item ...........         1,066          1,196          1,172          1,227
Extraordinary Item
 Loss on debt extinguishment, net of tax
  benefit of $133k .........................                                                       (200)
                                                  --------       --------       --------       --------
Net Income .................................         1,066          1,196          1,172          1,027
Other Comprehensive Income --
  Foreign currency translation adjustment ..           (11)             5             (4)             6
                                                  --------       --------       --------       --------
Comprehensive Income .......................      $  1,055       $  1,201       $  1,168       $  1,033
                                                  ========       ========       ========       ========
Net Income Per Common Share
  Basic ....................................      $   0.05       $   0.05       $   0.05       $   0.05
                                                  ========       ========       ========       ========
  Diluted ..................................      $   0.05       $   0.05       $   0.05       $   0.04
                                                  ========       ========       ========       ========
Shares Used in Calculation of Net Income Per

 Common Share
  Basic ....................................        22,500         22,514         22,567         24,639
                                                  ========       ========       ========       ========
  Diluted ..................................        22,936         23,044         23,162         25,736
                                                  ========       ========       ========       ========


                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     "Election of Directors" and Section 16(a) Beneficial Ownership Reporting Compliance" to be contained in the Proxy Statement are hereby incorporated by reference.

     The following table sets forth certain information regarding executive officers and directors as of December 30, 2000:



                   NAME                      AGE                    POSITION
                   ----                      ---                    --------
Grant G. Behrman(1)........................  47    Chairman of the Board
Richard P. Nespola.........................  56    President, Chief Executive

                                                   Officer and Director
Ralph R. Peck..............................  50    Vice President
Micky K. Woo...............................  47    Vice President and Director
Amanda M. Weathersby.......................  46    Vice President
Donald E. Klumb............................  38    Vice President and Chief
                                                   Financial Officer
Christopher D. Mitchell....................  39    Secretary
William M. Matthes(1)......................  40    Director
Mario M. Rosati(2).........................  54    Director
Andrew D. Lipman(2)........................  49    Director
Roy A. Wilkens(1)(2).......................  58    Director

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

     Amanda M. Weathersby has served as Vice President since joining TMNG in September 2000. Ms. Weathersby is the founder of The Weathersby Group, Inc., a marketing consulting firm, which she led over ten years prior to joining TMNG. Prior the founding The Weathersby Group, Ms. Weathersby served as the Vice President of Product Management and Product Development at Sprint, Inc. and served in senior roles with MCI. Ms. Weathersby received her B.A. in English from Lawrence University.

     Donald E. Klumb has served as Vice President and Chief Financial Officer since July 1999. From June 1998 to July 1999, Mr. Klumb was a partner at Deloitte & Touche LLP and headed the firm's Midwest telecommunications and high technology practice. From 1992 to 1998, he was a senior manager with Deloitte & Touche LLP. Mr. Klumb received his B.S. in accounting from the University of Wisconsin-Milwaukee and is a certified public accountant.

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

     Andrew D. Lipman joined our board of directors in May, 2000. Mr. Lipman is the senior partner of the Telecommunications Group and the Vice Chairman of the law firm of Swidler Berlin Shereff Friedman LLP. For more than ten years, while maintaining his partnership at Swidler Berlin Shereff Friedman LLP, Mr. Lipman also served as Senior Vice President, Legal and Regulatory Affairs for MFS Communications. Before joining Swidler Berlin Shereff Friedman LLP, Mr. Lipman was a partner with Pepper, Hamilton & Scheetz where he represented telecommunications equipment manufacturers and other telecommunications companies in regulatory, judicial, and legislative matters. Prior to joining Pepper, he participated in the legal honors program at the U.S. Department of Transportation and served in the Office of the Secretary of Transportation. Mr. Lipman also serves as General Counsel to the International Teleconferencing Association and as Legislative/Regulatory Counsel to the International Satellite Users Association. Mr. Lipman is a graduate of the University of Rochester and the Stanford Law School.

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

     (b) Reports on Form 8-K

     The Company filed form 8-K/A on November 13, 2000 with the Securities and Exchange Commission as an amendment to the form 8-K filed on September 4, 2000 disclosing the acquisition of The Weathersby Group, Inc. The amendment included the pro forma combined condensed balance sheet as of July 1, 2000 and the pro forma combined condensed statement of income and comprehensive income for the year ended January 1, 2000 and the six months ended July 1, 2000, giving effect to the merger and assuming the acquisition transaction had occurred as of the beginning of the reported period. Included in the amendment were the audited financial statements for The Weathersby Group, Inc. for the year ended December 31, 1999, and the unaudited interim financial statements for The Weathersby Group, Inc. for the period ended June 30, 2000.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Overland Park, State of Kansas, on the 29th day of March 2001.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:


            SIGNATURE                         TITLE                  DATE
            ---------                         -----                  ----
    /s/ RICHARD P. NESPOLA        President, Chief Executive     March 29, 2001
------------------------------       Officer and Director
        Richard P. Nespola           (Principal executive
                                            officer)

    /s/ DONALD E. KLUMB*          Chief Financial Officer and    March 29, 2001
-------------------------------       Treasurer (Principal
        Donald E. Klumb               financial officer and
                                      principal accounting
                                            officer)

    /s/ MICKY K. WOO*                       Director             March 29, 2001
-------------------------------
        Micky K. Woo

    /s/ GRANT G. BEHRMAN*                   Director             March 29, 2001
-------------------------------
        Grant G. Behrman

    /s/ WILLIAM M. MATTHES*                 Director             March 29, 2001
-------------------------------
        William M. Matthes

    /s/ ANDREW LIPMAN*                      Director             March 29, 2001
-------------------------------
        Andrew Lipman

    /s/ ROY A. WILKENS*                     Director             March 29, 2001
-------------------------------
        Roy A. Wilkens

    /s/ MARIO M. ROSATI*                    Director             March 29, 2001
-------------------------------
        Mario M. Rosati

*By: /s/ RICHARD P. NESPOLA
     --------------------------
         Richard P. Nespola
         Attorney-in-Fact

                               INDEX TO EXHIBITS

     The following is a list of exhibits filed as part of this report.


EXHIBIT
NUMBER                       DESCRIPTION OF DOCUMENT
-------                      -----------------------

 INDEX TO EXHIBITS

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

10.9*      Employment Agreement between the registrant and Richard Nespola dated
           February 12, 1998.

10.10*     Employment Agreement between the registrant and Micky Woo dated
           February 12, 1998.

10.11*     Employment Agreement between the registrant and Ralph Peck dated
           February 12, 1998.

10.12*     Employment Agreement between the registrant and Donald Klumb dated
           September 9, 1999

10.13 Amended Lease Agreement between Lighton Plaza L.L.C. and the registrant dated December 21, 2000

10.14      Lease between The American Occupational Therapy Association, Inc. and
           The Weathersby Group, Inc. dated January 18, 1999

10.15      Amended Lease Agreement between The American Occupational Therapy
           Association, Inc. and TWG Marketing, Inc. dated December 5, 2000

10.16      2000 Supplemental Stock Plan and form of agreements thereunder

21.1       List of subsidiaries of TMNG, Inc.

23.1       Consent of Deloitte & Touche LLP

24.1       Power of attorney (see page 43)

27.1       Financial Data Schedule


---------------

* Incorporated by reference to the corresponding exhibits filed with the Company's Registration Statement on Form S-1 (File No. 333-87383)