Form 10-Q
period 2001-03-31
MANAGEMENT NETWORK GROUP INC
filed 2001-05-15
CIK 1094814

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                        (x) Quarterly report pursuant to
                           Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001
                ------------------------------------------------

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

     As of May 8, 2001 TMNG had outstanding 29,565,073 shares of common stock.

                       THE MANAGEMENT NETWORK GROUP, INC.
                                      INDEX

                                                                                    PAGE
PART I. FINANCIAL INFORMATION:
         ITEM 1. Consolidated Condensed Financial Statements:

                 Consolidated Condensed Balance Sheets March 31, 2001
                   (unaudited) and December 30, 2000 ..........................      2

                 Consolidated Condensed Statements of Income and
                   Comprehensive Income (unaudited) - Thirteen weeks
                   ended March 31, 2001 and April 1, 2000 .....................      3

                 Consolidated Condensed Statements of Cash Flows
                   (unaudited) - Thirteen weeks ended March 31, 2001
                   and April 1, 2000 ..........................................      4

                 Notes to Consolidated Condensed Financial Statements
                   (unaudited) ................................................      5

         ITEM 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations ..............      5

         ITEM 3.  Quantitative and Qualitative Disclosures About
                   Market Risk ................................................     15

PART II. OTHER INFORMATION

         ITEM 1.  Legal Proceedings ...........................................     15

         ITEM 2.  Changes in Securities and Use of Proceeds....................     15

         ITEM 6.  Exhibits and Reports on Form 8-K ............................     16

         Signatures............................................................     16

PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Condensed Financial Statements


                       THE MANAGEMENT NETWORK GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In thousands, except share data)


                                                                             (unaudited)
                                                             December 30,     March 31,
                                                                2000             2001
                                                              ---------       ---------
CURRENT ASSETS:
  Cash and cash equivalents ............................      $  70,583       $  75,562
  Receivables:
    Accounts receivable ................................         17,985          15,348
    Accounts receivable - unbilled .....................          8,023           7,443
                                                              ---------       ---------
                                                                 26,008          22,791
    Less: Allowance for doubtful accounts ..............           (766)           (640)
                                                              ---------       ---------
                                                                 25,242          22,151
  Other assets .........................................          1,280           1,560
                                                              ---------       ---------
            Total current assets .......................         97,105          99,273
                                                              ---------       ---------
Property and Equipment, net ............................          1,298           1,491
Goodwill, net ..........................................         18,016          17,550
Deferred Tax Asset .....................................          3,010           3,025
                                                              ---------       ---------
            Total Assets ...............................      $ 119,429       $ 121,339
                                                              =========       =========
CURRENT LIABILITIES:
  Trade accounts payable ...............................      $   1,282       $     901
  Accrued payroll, bonuses and related expenses ........          4,722           3,511
  Other accrued liabilities ............................          1,953           2,435
                                                              ---------       ---------
            Total current liabilities ..................          7,957           6,847
                                                              ---------       ---------
STOCKHOLDERS' EQUITY
  Common Stock: ........................................             29              29
    Voting - $.001 par value, 100,000,000 shares
    authorized; 29,465,808 and 29,514,620 issued and
    outstanding on December 30, 2000 and March 31, 2001,
    respectively
  Additional paid-in capital ...........................        136,917         136,696
  Accumulated deficit ..................................        (22,071)        (19,734)
  Accumulated other comprehensive income -
   Foreign currency translation adjustment .............             35             (11)
  Unearned compensation ................................         (3,438)         (2,488)
                                                              ---------       ---------
           Total stockholders' equity ..................        111,472         114,492
                                                              ---------       ---------
Total Liabilities and Stockholders' Equity .............      $ 119,429       $ 121,339
                                                              =========       =========


           See notes to consolidated condensed financial statements.

                                       2

                       THE MANAGEMENT NETWORK GROUP, INC.
      CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                 (In thousands, except share and per share data)
                                   (unaudited)

                                       For the Thirteen Weeks Ended
                                       ----------------------------
                                       April 1,           March 31,
                                         2000               2001
                                       --------           --------
Revenues ...........................   $ 16,402           $ 18,334
Cost of Services:
  Direct cost of services ..........      8,529              9,544
  Equity related charges ...........      1,916                413
                                       --------           --------
    Total cost of services .........     10,445              9,957
                                       --------           --------
Gross Profit .......................      5,957              8,377
Operating Expenses:
  Selling, general and
     administrative ................      3,471              5,310
  Equity related charges ...........        418                198
                                       --------           --------
    Total operating expenses .......      3,889              5,508
                                       --------           --------
Income From Operations .............      2,068              2,869
Other Income (Expense)
  Interest income ..................        849                721
  Other, net .......................       (135)               (15)
                                       --------           --------
    Total other income (expense) ...        714                706
                                       --------           --------
Income Before Provision for
 Income Taxes ......................      2,782              3,575
Provision for Income Taxes .........      1,104              1,238
                                       --------           --------
Net Income .........................      1,678              2,337
Other Comprehensive Income -
  Foreign currency translation
    adjustment .....................        (16)               (45)
                                       --------           --------
Comprehensive Income ...............   $  1,662           $  2,292
                                       ========           ========
Net Income Per Common Share

  Basic ............................   $   0.06           $   0.08
                                       ========           ========
  Diluted ..........................   $   0.06           $   0.08
                                       ========           ========
Shares Used in Calculation
 of Net Income Per Common Share

  Basic ............................     27,425             29,490
                                       ========           ========
  Diluted ..........................     28,651             30,276
                                       ========           ========


           See notes to consolidated condensed financial statements.

                        THE MANAGEMENT NETWORK GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                        For the Thirteen Weeks Ended
                                                        ----------------------------
                                                           April 1,       March 31,
                                                             2000           2001
                                                           --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ........................................      $  1,678       $  2,337
  Adjustments to reconcile  net income to net
    cash provided by operating activities:
     Depreciation and amortization ..................            53            582
     Stock option compensation ......................         2,334            611
     Income tax benefit realized upon exercise
       of stock options .............................            94             39
     Provision for deferred income taxes ............          (973)            13
     Other changes in operating assets and liabilities:
          Accounts receivable .......................          (561)         2,511
          Accounts receivable - unbilled ............        (2,022)           580
          Other assets ..............................           134           (308)
          Trade accounts payable ....................           698           (381)
          Accrued liabilities .......................           677           (729)
                                                           --------       --------
             Net cash provided by operating
              activities ............................         2,112          5,255
                                                           --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment .............           (56)          (309)
                                                           --------       --------
             Net cash used in investing
              activities ............................           (56)          (309)
                                                           --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Expense incurred in connection with issuance
   of common stock ..................................          (119)
  Exercise of options ...............................            14             78
                                                           --------       --------
             Net cash (used in) provided by financing
               activities ...........................          (105)            78
                                                           --------       --------
Effect of exchange rate on cash and cash
 equivalents ........................................           (16)           (45)
                                                           --------       --------
Net increase in cash and cash equivalents ...........         1,935          4,979
Cash and cash equivalents, beginning of period ......        51,523         70,583
                                                           --------       --------
Cash and cash equivalents, end of period ............      $ 53,458       $ 75,562
                                                           ========       ========
Supplemental disclosure of cash flow information:
  Cash paid during period for taxes .................      $    291       $     43
                                                           ========       ========


           See notes to consolidated condensed financial statements.

                          THE MANAGEMENT NETWORK GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  Basis of Reporting

    The accompanying consolidated condensed financial statements of The Management Network Group, Inc. (the "Company") as of March 31, 2001, and for the three months (thirteen weeks) ended March 31, 2001 and April 1, 2000, are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the Company's consolidated condensed financial position, results of operations, and cash flows as of these dates and for the periods presented. The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Consequently, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements nor those normally made in the Company's Annual Report on Form 10-K. Accordingly, reference should be made to the Company's Annual Report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies, which have not changed.

2.  Earnings Per Share

    The Company calculates and presents earnings per share using a dual presentation of basic and diluted earnings per share. Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common shares outstanding and the assumed exercise of stock options and warrants (using the treasury stock method).

    The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

                                                      THIRTEEN WEEKS ENDED
                                                 -------------------------------
                                                 APRIL 1, 2000    MARCH 31, 2001
                                                  (UNAUDITED)      (UNAUDITED)
                                                 -------------    --------------
Numerator
  Net income ................................      $  1,678       $  2,337
Denominator
  Weighted average common shares ............        27,425         29,490
  Weighted average unvested common shares ...         2,782          3,214
  Weighted average unvested common shares
    subject to repurchase ...................        (1,556)        (2,428)
Denominator for basic calculation ...........        27,425         29,490
Denominator for diluted calculation .........        28,651         30,276
Basic & diluted net income per share ........      $   0.06       $   0.08

3.  Equity Related Charges

    During the three months ended March 31, 2001, the Company granted approximately 317,000 stock options to employees at a weighted average exercise price of $8.34. During the same period, the Company recorded net compensation expense related to all stock options of $180,000.

    Equity related charges to cost of services associated with warrants during the first quarter of fiscal year 2001 totaled $431,000.

4.  Reclassification

    The presentation of certain condensed financial information for the thirteen weeks ended April 1, 2000 has been reclassified to conform to the current quarter's presentation. This reclassification has no effect on Net Income or Stockholders' Equity as previously reported.

5.  Contingencies

    During 1997, one of the Company's customers entered Chapter 11 of the bankruptcy code. According to the bankruptcy code, certain payments made within a specified period of time prior to the date of the bankruptcy filing and payments made subsequent to the date of the bankruptcy filing which are not previously authorized, could be declared "preference payments". Under certain conditions, preference payments could be required to be remitted to the bankruptcy trustee for satisfaction of general creditor claims. During fiscal year 1998, the bankruptcy trustee filed suit against the Company for preferential payments received prior to and subsequent to the bankruptcy filing, and related damages of approximately $1.9 million. The total amount of payments received from this customer during the specified preference period and which may be declared preference payments aggregated approximately $320,000. In the opinion of management, resolution of this legal action will not have a material adverse effect on the Company's consolidated results of operations, cash flows or financial position.

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

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED MARCH 31, 2001 COMPARED TO THIRTEEN WEEKS ENDED APRIL 1,
2000

     Revenues

     Revenues increased 11.6% to $18.3 million for the first quarter of fiscal year 2001 from $16.4 million for the first quarter of fiscal 2000. The increase in revenues was due primarily to an increase in consulting services performed for our new and existing clients during the period, and, to a lesser extent, increased billing rates of our consultants. Our international revenue base decreased to 17% of our revenues, from 32% in the first quarter of 2000, due primarily to the domestic revenue generated by our recently acquired subsidiary, TWG Marketing, Inc.

     Costs of Services

     Direct costs of services increased to $9.5 million for the first quarter of fiscal year 2001 from $8.5 million in the first quarter of fiscal 2000. As a percentage of revenues, our gross margin on services as a percentage of revenue was comparable with the first quarter of 2000 at 48%.

     Non-cash stock based compensation charges were $881,000 and $1.9 million for the first quarter of fiscal year 2001 and 2000, respectively. Of the $881,000 compensation charges related to fiscal year 2001, $431,000 was recorded in connection with warrants issued during the fourth quarter of 1999 and $450,000 was recorded in connection with stock options previously granted to employees and non-employee consultants. Non-cash stock based compensation charges were offset by a $468,000 credit in the first quarter of fiscal year 2001, representing a reversal of previously recorded expense attributable to the forfeiture and cancellation of unvested stock options in the first quarter of fiscal year 2001. These charges increased costs of services as a percentage of revenue by 2.3% and 11.6% for the first quarter of fiscal year 2001 and 2000, respectively.

     Operating Expenses

     Selling, general and administrative expenses net of goodwill amortization increased to $4.8 million in the first quarter of fiscal year 2001, or 37.1%, from $3.5 million in the first quarter of fiscal 2000. As a percentage of revenues, selling, general and administrative expenses net of goodwill amortization increased to 26.2% compared to 21.2% for the first quarter of fiscal year 2001 and 2000, respectively. We incurred an increase in selling, general and administrative expenses primarily due to the personnel and technology costs associated with the increased administrative staffing assembled to support the projected growth of the organization. As a result of a macroeconomic slow down within the telecommunications industry, actual revenue growth fell short of projections. Management is evaluating cost reduction opportunities to better match revenues in the revised macroeconomic environment.

     Non-cash stock based compensation charges of $198,000 and $418,000 for the first quarter of fiscal year 2001 and first quarter of fiscal year 2000, respectively, were recorded in connection with stock options granted to our partners, principals and certain senior executives and non-employee directors. These charges increased operating expenses as a percentage of revenue by 1.1% and 2.5% for the first quarter of fiscal year 2001 and the first quarter of fiscal 2000, respectively.

  Other Income and Expenses

        Interest income was $721,000 and $849,000 for the first quarter of fiscal year 2001 and first quarter of fiscal year 2000, respectively, and represented interest earned on invested balances. Interest income decreased in the first quarter of fiscal 2001 due primarily to the Company's shift to tax-exempt investments beginning in the third quarter of fiscal 2000 and the lower interest rates associated with these investments as compared to the rates on taxable investments. We invest in short-term, high grade investment instruments, and maintain a mix of taxable and tax-exempt instruments as part of our overall investment policy.

        Other, net represents a loss of $15,000 and $135,000 for the first quarter of fiscal year 2001 and the first quarter of fiscal 2000. The loss in the first quarter of fiscal year 2000 was due primarily to foreign currency exchange losses recorded on a project located in Switzerland that was billed in Swiss francs. The project concluded during fiscal year 2000 and did not affect the first quarter of fiscal year 2001.

Income Taxes

        Provision for income taxes for the first quarter of fiscal year 2001 as a percentage of pretax income was 34.6% compared to 39.7% for the first quarter of fiscal year 2000. The decrease in income taxes as a percentage of revenues was due primarily to the partial shift of investments by TMNG from taxable to tax-exempt securities that are not taxed at the federal income tax level.

Liquidity and Capital Resources

        At March 31, 2001, we had approximately $75.6 million in cash and cash equivalents. We believe the cash on hand, in addition to cash generated from operations, will be sufficient to meet anticipated cash requirements, including anticipated capital expenditures and consideration for possible acquisitions, for at least the next 12 months. Should our business expand more rapidly than expected, we believe that bank credit would be available to fund such operating and capital requirements.

     Net cash provided by operating activities was $5.3 million and $2.1 million for the first quarter of fiscal year 2001 and fiscal year 2000, respectively. Net cash provided by operating activities increased primarily due to the reduction in accounts receivable balances and the increase in cash generated through business operations.

     Net cash used in investing activities was $309,000 and $56,000 for the first quarter of fiscal year 2001 and fiscal year 2000, respectively. Both these amounts relate to capital expenditures for leasehold improvements, computer equipment and software by the Company.

     Net cash provided by financing activities was $78,000 for the first quarter of fiscal year 2001, and related to the exercise of non-qualified stock options. Net cash used in financing activities was $105,000 for the first quarter of fiscal year 2000 and related primarily to stock issuance costs associated with the Company's initial public stock offering on November 22, 1999.

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

     If these trends change, the demand for telecommunications consulting work will likely decrease. Currently, many companies in the telecommunications sector are experiencing declining results of operations and, as a result, these companies may reduce spending on consultants and new projects. In addition, the telecommunications industry is in a period of consolidation, which could reduce the client base, eliminate future opportunities or create conflicts of interest among clients. Additionally, current and future economic pressures in the industry may cause telecommunications companies to use internal resources in lieu of outside consultants or to reduce spending on or defer new projects. As a result, our customer base and revenues may decline.

WE ARE DEPENDENT ON A LIMITED NUMBER OF LARGE CUSTOMERS FOR A MAJOR PORTION OF OUR REVENUES, AND THE LOSS OF A MAJOR CUSTOMER COULD REDUCE REVENUES AND HARM OUR BUSINESS

     A significant portion of our revenues are derived from a relatively limited number of clients. For example, during the first quarter of fiscal year 2001, our ten most significant clients accounted for approximately 67% of revenues. The services required by any one client may be affected by industry consolidation, technological developments, economic slowdown or internal budget constraints. As a result, the volume of work performed for specific clients varies from period to period, and a major client in one period may not use our services in a subsequent period.

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

     Our future operating results could be affected by declining results of operations among telecommunications companies as well as client financial difficulties. Beginning in late 2000 and continuing into 2001, many telecommunications companies, including carriers, equipment manufacturers and other industry participants have begun reporting declining results of operations and there have been several bankruptcy filings.

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

WE HAVE EXPERIENCED RAPID GROWTH IN THE BUSINESS IN RECENT FISCAL YEARS. IF WE CONTINUE TO EXPERIENCE SUCH GROWTH, OUR OPERATIONAL INFRASTRUCTURE MAY NOT BE ABLE TO SUPPORT GROWTH

     We are currently experiencing a period of rapid growth that may strain managerial and operational resources. To support growth, our organizational infrastructure must grow accordingly.

     To manage the growth of our operations and personnel, we must:

        - improve existing and implement new operational, financial and management controls, reporting systems and procedures; and

        -   maintain and expand our financial management information systems.

     If we fail to address these issues, our operational infrastructure may be insufficient to support such levels of business activity. In this event, we could experience disruptions in our business and declining revenues or profitability.

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

     Revenues derived from our international engagements continue to represent a significant number of our engagements. Some international engagements are denominated in the local currency of the clients. Expenses incurred in delivering these services, consisting primarily of consultant compensation, are typically denominated in U.S. dollars. To the extent that the value of a currency in which billings are denominated decreases in relation to the U.S. dollar or another currency in which expenses are denominated, our operating results and financial condition could be harmed. We may hedge our foreign currency exposure from time to time, but hedging may not be effective.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     We anticipate that revenues from international engagements will continue to represent a significant percentage of our revenues. We may enter into consulting engagements that are denominated in foreign currencies. To the extent that the value of a currency in which our billings are denominated decreases in relation to the U.S. dollar or another currency in which our expenses are denominated, our expenses would increase and the profitability of the engagement would decline. We may hedge our foreign currency exposure from time to time but our hedging activities may not be effective.

     We invest idle cash balances in highly liquid taxable and non-taxable short-term investments, the earnings of which are subject to interest rate fluctuations. The average invested balance during the thirteen weeks ended March 31, 2001 was approximately $73.1 million. We make no attempt to hedge this risk.

Part II. Other Information

Item 1.  Legal Proceedings

     TMNG has not been subject to any material new litigation or claims against the Company since the time of TMNG's 10-K filing, dated March 29, 2001. For a summary of litigation TMNG is currently involved, refer to TMNG's 10-K, as filed with the Securities and Exchange Commission on March 29, 2001.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             None.

         (b) Reports on Form 8-K

             TMNG did not file any Reports on Form 8-K during the quarter ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         SIGNATURE                          TITLE                           DATE
         ---------                          -----                           ----

/s/ RICHARD P. NESPOLA            President, Chief Executive             May 15, 2001
-------------------------------   Officer
Richard P. Nespola                (Principal executive officer)

/s/ DONALD E. KLUMB               Chief Financial Officer and            May 15, 2001
-------------------------------   Treasurer
Donald E. Klumb                   (Principal financial officer
                                  and principal accounting
                                  officer)


16