Form 10-Q
period 2001-06-30
MANAGEMENT NETWORK GROUP INC
filed 2001-08-14
CIK 1094814

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                        [X] Quarterly report pursuant to
                           Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the quarterly period ended June 30, 2001
                   -------------------------------------------

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

As of July 25, 2001 TMNG had outstanding 29,591,676 shares of common stock.

                       THE MANAGEMENT NETWORK GROUP, INC.
                                      INDEX

                                                                            PAGE
PART I.  FINANCIAL INFORMATION:
         ITEM 1.   Consolidated Condensed Financial Statements:

                   Consolidated Condensed Balance Sheets - June
                     30, 2001 (unaudited) and December 30, 2000 ............ 3

                   Consolidated Condensed Statements of Income and
                     Comprehensive Income (unaudited) - Thirteen
                     Weeks ended June 30, 2001 and July 1, 2000, and
                     Twenty-six Weeks Ended June 30, 2001 and July 1,
                     2000 .................................................. 4

                   Consolidated Condensed Statements of Cash Flows
                     (unaudited) - Twenty-six Weeks ended June 30,
                     2001 and July 1, 2000.................................  5

                   Notes to Consolidated Condensed Financial
                   Statements..............................................  6

         ITEM 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.....................  7

         ITEM 3.   Quantitative and Qualitative Disclosures about
                   Market Risk............................................. 18


PART II. OTHER INFORMATION

         ITEM 1.   Legal Proceedings......................................  19

         ITEM 2.   Changes in Securities and Use of Proceeds .............  19

         ITEM 4.   Submission to a Vote of Securities Holders ............  19

         ITEM 6.   Exhibits and Reports on Form 8-K.......................  20

         Signatures.......................................................  20

PART I.  FINANCIAL INFORMATION
ITEM 1.  Consolidated Condensed Financial Statements

                       THE MANAGEMENT NETWORK GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In thousands, except share data)




                                                                          (unaudited)
                                                          December 30,      June 30,
                                                             2000             2001
                                                           ---------       ---------
CURRENT ASSETS:
  Cash and cash equivalents                                $  70,583       $  83,036
  Receivables:
    Accounts receivable                                       17,985          11,801
    Accounts receivable - unbilled                             8,023           5,359
                                                           ---------       ---------
                                                              26,008          17,160
    Less: Allowance for doubtful accounts                       (766)           (663)
                                                           ---------       ---------
                                                              25,242          16,497
  Other assets                                                 1,280           1,139
                                                           ---------       ---------
            Total current assets                              97,105         100,672
                                                           ---------       ---------
PROPERTY AND EQUIPMENT, NET                                    1,298           1,489
GOODWILL, NET                                                 18,016          17,098
DEFERRED TAX ASSET                                             3,010           3,196
                                                           ---------       ---------
            Total assets                                   $ 119,429       $ 122,455
                                                           =========       =========

CURRENT LIABILITIES:
  Trade accounts payable                                   $   1,282       $   1,261
  Accrued payroll, bonuses and related expenses                4,722           2,679
  Other accrued liabilities                                    1,953           1,572
                                                           ---------       ---------
            Total current liabilities                          7,957           5,512
                                                           ---------       ---------

STOCKHOLDERS' EQUITY
  Common Stock:                                                   29              29
       Voting - $.001 par value, 100,000,000 shares
       authorized; 29,465,808 and 29,590,635 issued
       and outstanding on December 30, 2000 and June
       30, 2001, respectively
  Preferred stock - $.001 par value, 10,000,000
      shares authorized; no shares issued or
      outstanding
  Additional paid-in capital                                 136,917         137,096
  Accumulated deficit                                        (22,071)        (18,307)
  Accumulated other comprehensive income -
      Foreign currency translation adjustment                     35             (13)
  Unearned compensation                                       (3,438)         (1,862)
                                                           ---------       ---------
            Total stockholders' equity                       111,472         116,943
                                                           ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 119,429       $ 122,455
                                                           =========       =========


            See notes to consolidated condensed financial statements.

                       THE MANAGEMENT NETWORK GROUP, INC.
      CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                      (In thousands, except per share data)
                                   (unaudited)

                                       For the thirteen             For the twenty-six
                                          weeks ended                  weeks ended
                                  ---------------------------------------------------------
                                  July 1, 2000   June 30, 2001  July 1, 2000   June 30, 2001
                                  ------------   ------------   ------------   ------------
REVENUES                            $ 19,464       $ 13,691       $ 35,866       $ 32,025
COST OF SERVICES:
  Direct cost of services             10,109          6,892         18,638         16,436
  Equity related charges               2,001            707          3,917          1,120
                                    --------       --------       --------       --------
    Total cost of services            12,110          7,599         22,555         17,556
                                    --------       --------       --------       --------
GROSS PROFIT                           7,354          6,092         13,311         14,469
OPERATING EXPENSES:
  Selling, general and
   administrative                      3,916          3,837          7,333          8,566
  Depreciation and amortization           61            600            115          1,182
  Equity related charges                 392            261            810            459
                                    --------       --------       --------       --------
    Total operating expenses           4,369          4,698          8,258         10,207
                                    --------       --------       --------       --------
INCOME FROM OPERATIONS                 2,985          1,394          5,053          4,262
OTHER INCOME (EXPENSE)
  Interest income                        777            692          1,626          1,412
  Other, net                               8             (3)          (127)           (17)
                                    --------       --------       --------       --------
    Total other income                   785            689          1,499          1,395
                                    --------       --------       --------       --------
INCOME BEFORE PROVISION FOR
 INCOME TAXES                          3,770          2,083          6,552          5,657
PROVISION FOR INCOME TAXES            (1,517)          (655)        (2,621)        (1,893)
                                    --------       --------       --------       --------
NET INCOME                             2,253          1,428          3,931          3,764
OTHER COMPREHENSIVE INCOME -
  Foreign currency translation
    adjustment                           (29)            (3)           (45)           (48)
                                    --------       --------       --------       --------
COMPREHENSIVE INCOME                $  2,224       $  1,425       $  3,886       $  3,716
                                    ========       ========       ========       ========
NET INCOME PER COMMON SHARE
  Basic                             $   0.08       $   0.05       $   0.14       $   0.13
                                    ========       ========       ========       ========
  Diluted                           $   0.08       $   0.05       $   0.14       $   0.12
                                    ========       ========       ========       ========
SHARES USED IN CALCULATION OF
 NET INCOME PER COMMON SHARE
  Basic                               27,460         29,560         27,443         29,525
                                    ========       ========       ========       ========
  Diluted                             28,690         30,491         28,664         30,456
                                    ========       ========       ========       ========



            See notes to consolidated condensed financial statements.

                       THE MANAGEMENT NETWORK GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                         For the twenty-six weeks ended
                                         ------------------------------
                                              July 1,        June 30,
                                               2000           2001
                                             --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                 $  3,931       $  3,764
  Adjustments to reconcile net income
    to net cash provided by operating
     activities:
    Depreciation and amortization                 115          1,182
    Equity related charges                      4,727          1,579
    Income tax benefit realized upon
     exercise of stock options                    614             17
    Provision for deferred income taxes        (2,019)          (206)
    Other changes in operating assets
     and liabilities
     Accounts receivable                       (3,968)         6,081
     Accounts receivable - unbilled            (2,676)         2,664
     Other assets                                (217)           161
     Trade accounts payable                       269            (21)
     Accrued liabilities                        1,758         (2,424)
                                             --------       --------
             Net cash provided by
              operating activities              2,534         12,797
                                             --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and
   equipment                                     (193)          (454)
             Net cash used in                --------       --------
              investing activities               (193)          (454)
                                             --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock, net of
   expenses                                      (128)
  Exercise of options                             118            158
                                             --------       --------
             Net cash (used in) provided
              by financing activities             (10)           158
                                             --------       --------
Effect of exchange rate on cash and
 cash equivalents                                 (45)           (48)
                                             --------       --------
Net increase in cash and cash
 equivalents                                    2,286         12,453
Cash and cash equivalents, beginning
 of period                                     51,523         70,583
                                             --------       --------
Cash and cash equivalents, end of
 period                                      $ 53,809       $ 83,036
                                             ========       ========

Supplemental disclosure of cash flow
 information:
  Cash paid during period for taxes          $  3,329       $  1,411
                                             ========       ========


            See notes to consolidated condensed financial statements.

                       THE MANAGEMENT NETWORK GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1.     Basis of Reporting

       The accompanying consolidated condensed financial statements of The Management Network Group, Inc. (the "Company") as of June 30, 2001, and for the thirteen and twenty-six weeks ended June 30, 2001 and July 1, 2000, are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the Company's consolidated condensed financial position, results of operations, and cash flows as of these dates and for the periods presented. The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Consequently, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements nor those normally made in the Company's Annual Report on Form 10-K. Accordingly, reference should be made to the Company's Annual Report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies, which have not changed.

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

       The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

                                             FOR THE THIRTEEN WEEKS ENDED      FOR THE TWENTY-SIX WEEKS ENDED
                                             ----------------------------------------------------------------
                                                   JULY 1,        June 30,       JULY 1,       June 30,
                                                    2000           2001           2000           2001
                                                  -----------------------------------------------------
Numerator
      Net income                                  $  2,253       $  1,428       $  3,931       $ 3,764
Denominator
     Weighted average common shares                 27,460         29,560         27,443        29,525
     Weighted average unvested and vested
       stock options                                 2,948          4,564          2,858         3,888
     Weighted average unvested and vested
       stock options subject to repurchase          (1,718)        (3,633)        (1,637)       (2,957)
Denominator for basic calculation                   27,460         29,560         27,443        29,525
Denominator for diluted calculation                 28,690         30,491         28,664        30,456
Basic net income per common share                 $   0.08       $   0.05       $   0.14       $  0.13
Diluted net income per common share               $   0.08       $   0.05       $   0.14       $  0.12

3.     Equity Related Charges

       During the thirteen weeks ended June 30, 2001, the Company granted approximately 1,536,000 stock options to employees and approximately 34,000 stock options to a non-employee director at a weighted average exercise price of $4.00 and recorded net compensation expense related to all stock options of $538,000. Equity related charges to cost of services associated with warrants totaled $430,000.

       During the twenty-six weeks ended June 30, 2001, the Company granted approximately 1,868,000 stock options to employees and approximately 34,000 stock options to a non-employee director at a weighted average exercise price of $4.75 and recorded net compensation expense related to all stock options of $718,000. During the same period, the Company recorded equity related charges to cost of services associated with warrants of $861,000.

4.     Reclassification

       The presentation of certain condensed financial information for the twenty- six weeks ended July 1, 2000 has been reclassified to conform to the current period's presentation. This reclassification has no effect on Net Income or Stockholders' Equity as previously reported.

5.     Contingencies

       During 1997, one of the Company's customers entered Chapter 11 of the bankruptcy code. According to the bankruptcy code, certain payments made within a specified period of time prior to the date of the bankruptcy filing and payments made subsequent to the date of the bankruptcy filing which are not previously authorized, could be declared "preference payments". Under certain conditions, preference payments could be required to be remitted to the bankruptcy trustee for satisfaction of general creditor claims. During fiscal year 1998, the bankruptcy trustee filed suit against the Company for preferential payments received prior to and subsequent to the bankruptcy filing, and related damages of approximately $1.9 million. The total amount of payments received from this customer during the specified preference period aggregated approximately $320,000 and may be declared preference payments. In the opinion of management, resolution of this legal action will not have a material adverse effect on the Company's consolidated results of operations, cash flows or financial position.

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

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED JUNE 30, 2001 COMPARED TO THIRTEEN WEEKS ENDED JULY 1, 2000

       Revenues

       Revenues decreased 29.7% to $13.7 million for the thirteen weeks ended June 30, 2001 from $19.5 million for the thirteen weeks ended July 1, 2000. The decrease in revenues was due primarily to a deferral or reduction of management consulting demand by the telecommunications and technology industry, resulting from macroeconomic events impacting this sector, including reductions in capital funding, business failures and industry restructurings and reorganizations. Additionally, for the thirteen weeks ended June 30, 2001, our international revenue base represented 10.2% of our revenues, down from 26.9% for the thirteen weeks ended July 1, 2000, due in part to the domestic revenue generated by our recently acquired subsidiary, TMNG Marketing, Inc. (formerly known as The Weathersby Group, Inc.), and the decline in services provided to international customers.

       Included in revenue for the thirteen weeks ended June 30, 2001 were services provided to two large customers, which each accounted for more than 10% of our revenues and represented an aggregate of 25.5% of total revenue. Included in revenue for the thirteen weeks ended July 1, 2000 were services provided to three large customers, which each accounted for more than 10% of our revenues and represented an aggregate of 41.7% of total revenue.

       Costs of Services

       Direct costs of services decreased 31.8% to $6.9 million for the thirteen weeks ended June 30, 2001 compared to $10.1 million for the thirteen weeks ended July 1, 2000. As a percentage of revenues, gross margin on services was 49.7% for the thirteen weeks ended June 30, 2001 and 48.1% for the thirteen weeks ended July 1, 2000. The increase in gross margin as a percentage of revenue was attributable primarily due to contract price increases and volume requirements associated with our largest clients as well as 10% cost reductions negotiated with most of our vendors.

       Non-cash stock based compensation charges were $707,000 and $2.0 million for the thirteen weeks ended June 30, 2001 and the thirteen weeks ended July 1, 2000, respectively. Of the $707,000 compensation charges related to the thirteen weeks ended June 30, 2001, $430,000 was recorded in connection with warrants issued during the fourth quarter of 1999 and $277,000 was recorded in connection with stock options previously granted to employees and non-employee consultants. The decrease in non-cash stock based compensation charges for the thirteen weeks ended June 30, 2001 compared to the thirteen weeks ended July 1, 2000 was primarily a result of the reduction in the amortization of the deferred compensation charges recorded in connection with pre-initial public offering grants of non-qualified stock options. These charges represent 5.2% of revenues for the thirteen weeks ended June 30, 2001 compared to 10.3% of revenues for the thirteen weeks ended July 1, 2000.

       Operating Expenses

       In total, operating expenses for the thirteen weeks ended June 30, 2001 increased by 7.5% to $4.7 million compared to $4.4 million for the thirteen weeks ended July 1, 2000. This increase principally reflects goodwill amortization charges of $467,000 recognized in 2001 arising from the TMNG Marketing, Inc. acquisition in September 2000. Selling, general and administrative expenses decreased to $3.8 million for the thirteen weeks ended June 30, 2001 from $3.9 million for the thirteen weeks ended July 1, 2000. As a percentage of revenues, selling, general and administrative expenses increased to 28.0% compared to 20.1% for the thirteen weeks ended June 30, 2001 and July 1, 2000, respectively. This percentage increase was primarily attributable to the decrease in revenues in the second quarter of fiscal year 2001. In the second quarter of fiscal year 2001, management implemented a number of cost-reduction initiatives in selling, general and administrative areas to address the macroeconomic slow down within the telecommunications industry. Management continues to evaluate cost reduction opportunities to better match revenues and costs in the revised economic environment.

       Non-cash stock based compensation charges of $261,000 and $392,000 for the thirteen weeks ended June 30, 2001 and thirteen weeks ended July 1, 2000, respectively, were recorded in connection with stock options granted to our partners, principals and certain senior executives and non-employee directors. These charges increased operating expenses as a percentage of revenue by 1.9% of revenues for the thirteen weeks ended June 30, 2001 compared to 2.0% of revenues for the thirteen weeks ended July 1, 2000. The decrease in non-cash stock based compensation charges for the thirteen weeks ended June 30, 2001 compared to the thirteen weeks ended July 1, 2000 was a result of the reduction in the amortization of the deferred compensation charges recorded in connection with pre-initial public offering grants of non-qualified stock options.

       Other Income and Expenses

       Interest income was $692,000 and $777,000 for the thirteen weeks ended June 30, 2001 and thirteen weeks ended July 1, 2000, respectively, and represented interest earned on invested balances. Interest income decreased for the thirteen weeks ended June 30, 2001 due primarily to the Company's shift to tax-exempt investments and the lower interest rates associated with these investments. Additionally, interest income decreased due to the Federal Reserve Bank reducing interest rates during the quarter, which was partially offset by larger invested cash balances. We invest in short-term, high-grade investment instruments, and maintain a mix of taxable and tax-exempt instruments as part of our overall investment policy.

       Income Taxes

       Provision for income taxes for the second quarter of fiscal year 2001 as a percentage of pretax income was 31.4% compared to 40.2% for the second quarter of fiscal year 2000. The decrease in income taxes as a percentage of revenue was due primarily to the partial shift of investments by TMNG from taxable to tax-exempt securities that are not taxed at the federal income tax level.

TWENTY-SIX WEEKS ENDED JUNE 30, 2001 COMPARED TO TWENTY-SIX WEEKS ENDED JULY 1, 2000

       Revenues

       Revenues decreased 10.7% to $32.0 million for the twenty-six weeks ended June 30, 2001 from $35.9 million for the twenty-six weeks ended July 1, 2000. The decrease in revenues was due primarily to a deferral or reduction of management consulting demand by the telecommunications and technology industry resulting from macroeconomic events in this sector during 2001, including reductions in capital funding, business failures and industry restructurings and reorganizations. Additionally, for the twenty-six weeks ended June 30, 2001, our international revenue base represented 13.9% of our revenues, down from 29.1% for the twenty-six weeks ended July 1, 2000, due in part to the domestic revenue generated by our recently acquired subsidiary, TMNG Marketing, Inc. (formerly known as The Weathersby Group, Inc.), and the decline in services provided to international customers.

       Included in revenue for the twenty-six weeks ended June 30, 2001 were services provided to two large customers, which each accounted for more than 10% of our revenues and represented an aggregate of 24.4% of total revenue. Included in revenue for the twenty-six weeks ended July 1, 2000 were services provided to two large customers, which each accounted for more than 10% of our revenues and represented an aggregate of 34.4% of total revenue.

       Cost of Services

       Direct cost of services decreased 11.8% to $16.4 million for the twenty-six weeks ended June 30, 2001 compared to $18.6 million for the twenty-six weeks ended July 1, 2000. As a percentage of revenues, our gross margin on services was 48.7% for the twenty-six weeks ended June 30, 2001 and 48.0% for the twenty-six weeks ended July 1, 2000. The increase in gross margin as a percentage of revenue was attributable primarily to contract increases and volume requirements associated with our largest clients as well as 10% cost reductions negotiated with most of our vendors, of which both factors were more pronounced in the second quarter of fiscal 2001.

       Non-cash stock based compensation charges were $1.1 million and $3.9 million for the twenty-six weeks ended June 30, 2001 and July 1, 2000, respectively. Of the $1.1 million compensation charges related to the twenty-six weeks ended June 30, 2001, $861,000 was recorded in connection with warrants issued during the fourth quarter of 1999 and $779,000 was recorded in connection with stock options previously granted to employees and non-employee consultants.

Non-cash stock based compensation charges were offset by a $520,000 credit in the first and second quarters of fiscal year 2001 representing a reversal of previously recorded expense attributable to the forfeiture and cancellation of unvested stock options in the first and second quarters of fiscal year 2001. Additionally, the decrease in non-cash stock based compensation charges for the twenty-six weeks ended June 30, 2001 compared to the twenty-six weeks ended July 1, 2000 was primarily a result of the reduction in the amortization of the deferred compensation charges recorded in connection with pre-initial public offering grants of non-qualified stock options. These net charges increase costs of services as a percentage of revenue by 3.5% and 10.9% for the twenty-six weeks ended June 30, 2001 and the twenty-six weeks ended July 1, 2000, respectively.

       Operating Expenses

       In total, operating expenses for the twenty-six weeks ended June 30, 2001 increased to $10.2 million or 23.6% from $8.3 million for the twenty-six weeks ended July 1, 2000. The major components of this increase are $933,000 of goodwill amortization related to the acquisition of TMNG Marketing, Inc. (formerly known as The Weathersby Group, Inc.) in September 2000 and $1.2 million increase in selling, general and administrative expense primarily related to increased personnel costs and investments in technology. As a percentage of revenues, selling, general and administrative expenses increased to 26.7% compared to 20.4% for the twenty-six weeks ended June 30, 2001 and July 1, 2000, respectively. This percentage increase was partially attributable to the decrease in revenues in 2001. In the second quarter of fiscal year 2001, management implemented a number of cost-reduction initiatives in selling, general and administrative areas to address the economic slow down within the telecommunications industry. Management continues to evaluate cost reduction opportunities to better match revenues and costs in the revised economic environment.

       Non-cash stock based compensation charges of $459,000 and $810,000 for the twenty-six weeks ended June 30, 2001 and twenty-six weeks ended July 1, 2000, respectively, were recorded in connection with stock options granted to our partners, principals and certain senior executives and non-employee directors. These charges increased operating expenses as a percentage of revenue by 1.4% and 2.3% for the twenty-six weeks ended June 30, 2001 and the twenty-six weeks ended July 1, 2000, respectively. The decrease in non-cash stock based compensation charges for the twenty-six weeks ended June 30, 2001 compared to the twenty-six weeks ended July 1, 2000 was a result of the reduction in the amortization of the deferred compensation charges recorded in connection with pre-initial public offering grants of non-qualified stock options.

       Other Income and Expenses

       Interest income was $1.4 million and $1.6 million for the twenty-six weeks ended June 30, 2001 and July 1, 2000, respectively, and represented interest earned on invested balances. Interest income decreased during the twenty-six weeks ended June 30, 2001 due primarily to the Company's shift to tax-exempt investments and the lower interest rates associated with these investments. Additionally, interest income decreased due to the Federal Reserve Bank reducing interest rates during the period, which was partially offset by larger invested cash balances. We invest in short-term, high-grade investment instruments, and maintain a mix of taxable and tax-exempt instruments as part of our overall investment policy.

       Other, net represents a loss of $17,000 and $127,000 for the twenty-six weeks ended June 30, 2001 and the twenty-six weeks ended July 1, 2000. The loss for the twenty-six weeks ended July 1, 2000 was due primarily to foreign currency exchange losses recorded on a project located in Switzerland that was billed in Swiss francs. The project concluded during fiscal year 2000 and did not affect the first and second quarters of fiscal year 2001.

       Income Taxes

       Provision for income taxes for the twenty-six weeks ended June 30, 2001 as a percentage of pretax income was 33.5% compared to 40.0% for the twenty-six weeks ended July 1, 2000. The decrease in income taxes as a percentage of revenue was due primarily to the partial shift of investments by TMNG from taxable to tax-exempt securities that are not taxed at the federal income tax level.

       Liquidity and Capital Resources

       At June 30, 2001, we had approximately $83.0 million in cash and cash equivalents. We believe the cash on hand, in addition to cash generated from operations, will be sufficient to meet anticipated cash requirements, including anticipated capital expenditures and consideration for possible acquisitions, for at least the next 12 months. Should our business expand more rapidly than expected, we believe that bank credit would be available to fund such operating and capital requirements.

       Net cash provided by operating activities was $12.8 million for the twenty-six weeks ended June 30, 2001 compared to $2.5 million for the twenty-six weeks ended July 1, 2000. Net cash provided by operating activities increased primarily due to the reduction in accounts receivable reflecting more focused billing and collection activities in 2001 compared to 2000.

        Net cash used in investing activities was $454,000 for the twenty-six weeks ended June 30, 2001 compared to $193,000 for the twenty-six weeks ended July 1, 2000. These amounts relate primarily to capital expenditures by the Company for leasehold improvements, computer equipment and software.

        Net cash provided by financing activities was $158,000 for the twenty-six weeks ended June 30, 2001 and related to the exercise of non-qualified stock options. Net cash used in financing activities was $10,000 for the twenty-six weeks ended July 1, 2000, and related primarily to stock issuance costs associated with the Company's initial public offering on November 22, 1999, offset by funds received from the exercise of non-qualified stock options.

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

HISTORICALLY WE HAVE FOCUSED EXCLUSIVELY ON SERVING THE TELECOMMUNICATIONS INDUSTRY, WHICH HAS RECENTLY EXPERIENCED DECLINING RESULTS OF OPERATIONS AND A REDUCTION IN THE AVAILABILITY OF INVESTMENT CAPITAL, AND INDUSTRY CONDITIONS COULD HARM OUR BUSINESS

       Historically we derived a significant amount of our revenues from consulting engagements within the telecommunications industry. Much of our past growth arose from business opportunities presented by industry trends that included deregulation, increased competition, technological advances, the growth of e-business and the convergence of service offerings.

       However, beginning in late 2000 and continuing into 2001, many telecommunications companies, including carriers, equipment manufacturers and other industry participants have begun reporting declining results of operations and there have been several bankruptcy filings. Our future operating results could be affected by declining results of operations among telecommunications companies as well as client financial difficulties. Future client financial difficulties that result in write-offs that are in excess of our bad debt reserves could harm our results of operations in future fiscal periods. In addition, the worsening conditions in the telecommunications sector could cause companies to delay new product and new business initiatives and to seek to control expenses by reducing use of outside consultants. Additionally, the telecommunications industry is in a period of consolidation, which could reduce our client base, eliminate future opportunities or create conflicts of interest among clients. As a result, current industry conditions could harm our business, financial condition and results of operations.

WE ARE DEPENDENT ON A LIMITED NUMBER OF LARGE CUSTOMERS FOR A MAJOR PORTION OF OUR REVENUES, AND THE LOSS OF A MAJOR CUSTOMER COULD REDUCE REVENUES AND HARM OUR BUSINESS

       We derive a significant portion of our revenues from a relatively limited number of clients. For example, for the twenty-six weeks ended June 30, 2001, revenues from our ten most significant clients accounted for approximately 66.5% of revenues. The services required by any one client may be affected by industry consolidation, technological developments, economic slowdown or internal budget constraints. As a result, the volume of work performed for specific clients varies from period to period, and a major client in one period may not use our services in a subsequent period.

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

       Because a significant portion of our expenses are relatively fixed, a variation in the number of client assignments or the timing of the initiation or the completion of client assignments may cause significant variations in operating results from quarter-to-quarter and could result in losses. To the extent the addition of consultant employees is not followed by corresponding increases in revenues, additional expenses would be incurred that would not be matched by corresponding revenues. Therefore, profitability would decline and we could potentially experience losses. In addition, our stock price would likely decline.

WE MUST CONTINUE TO ATTRACT AND RETAIN QUALITY CONSULTANTS, AND OUR INABILITY TO DO SO WOULD IMPAIR OUR ABILITY TO SERVICE EXISTING ENGAGEMENTS OR UNDERTAKE NEW ENGAGEMENTS, RESULTING IN A DECLINE IN OUR REVENUES AND INCOME

       We must attract a significant number of new consultants to implement growth plans. The number of potential consultants that meet our hiring criteria is relatively small, and there is significant competition for these consultants from direct competitors and others in the telecommunications industry. Competition for these consultants may result in significant increases in our costs to retain the consultants, which could reduce our margins and profitability. In addition, we will need to attract consultants in international locations, principally Europe, to support our international growth plans. We have limited experience in recruiting internationally, and we may not be able to do so. Our inability to recruit new consultants and retain existing consultants could impair our ability to service existing engagements or undertake new engagements. If we are unable to attract and retain consultants, revenues and profitability would decline.

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

IF WE DO NOT EFFECTIVELY MANAGE THE CONVERSION OF INDEPENDENT SUBJECT MATTER EXPERTS TO EMPLOYEES, WE COULD INCUR UNANTICIPATED COSTS WHICH WOULD HARM OUR FINANCIAL PERFORMANCE

       We offer contingent employee or full-time employee status to certain of our independent subject matter experts. As independent subject matter experts are converted to consultant employees, we incur additional fixed costs for each such employee that we do not incur when retained as an independent subject matter expert. To effectively manage these additional fixed costs, we will need to continuously improve utilization management and minimize unbilled employee time. In addition, this change may cause other disruptions to our business. If we fail to effectively manage this transition, we could incur additional costs due to underutilization of full-time employees as well as other unanticipated costs.

WE MUST CONTINUALLY ENHANCE OUR SERVICES TO MEET THE CHANGING NEEDS OF OUR CUSTOMERS OR WE MAY LOSE FUTURE BUSINESS TO OUR COMPETITORS

       Our future success will depend upon our ability to enhance existing services and to introduce new services to meet the requirements of our customers in a rapidly developing and evolving market. Present or future services may not satisfy the needs of the telecommunications market. If we are unable to anticipate or respond adequately to customer needs, lost business may result and our financial performance will suffer.

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

THE MARKET PRICE OF OUR COMMON STOCK IS VOLATILE, AND INVESTORS MAY EXPERIENCE INVESTMENT LOSSES

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

       -      the potential disruption of our existing business; and

       - adverse effects on the financial statements, including one-time write-offs and assumption of liabilities of acquired businesses.

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

       We invest idle cash balances in highly liquid short-term investments, the earnings of which are subject to interest rate fluctuations. The average invested balance during the twenty-six weeks ended June 30, 2001 was approximately $76.8 million. We make no attempt to hedge this risk.

Part II.  Other Information

Item 1.  Legal Proceedings

       TMNG has not been subject to any new litigation or claims against the Company since the time of TMNG's last 10-K filing, dated March 29, 2001. For a summary of litigation TMNG is currently involved, refer to TMNG's 10-K, as filed with the Securities and Exchange Commission on March 29, 2001.

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

Item 4.  Submission to a Vote of Security Holders

       TMNG held an Annual Meeting of Stockholders on June 6, 2001.

              1. The stockholders approved the election of three directors. The votes cast for each nominee were as follows:

                                                   FOR           WITHHELD

                     Mario M. Rosati           23,740,980      1,090,436
                     Andrew D. Lipman          24,612,624        218,792
                     Roy A. Wilkens            24,607,677        223,739

              2. The stockholders approved the 2001 TMNG Senior Executive Bonus Plan by a vote of 21,743,847 shares in favor of the plan; 1,678,313 shares against the plan; 5,600 shares abstaining and 1,403,656 shares delivered not voted.

              3. The stockholders ratified the appointment of Deloitte & Touche LLP as independent auditor for the Company for the 2001 fiscal year by a vote of 24,768,196 shares in favor of the appointment; 61,720 shares against the appointment and 1,500 shares abstaining.

Item 6.  Exhibits and Reports on Form 8-K

       (a) None.

       (b) Reports on Form 8-K

              TMNG did not file any Reports on Form 8-K during the quarter ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

            SIGNATURE                       TITLE                       DATE
            ---------                       -----                       ----

     /s/ RICHARD P. NESPOLA      President, Chief Executive        August 14, 2001
                                 Officer and Director
         Richard P. Nespola      (Principal executive officer)

     /s/ DONALD E. KLUMB         Chief Financial Officer and       August 14, 2001
                                    Treasurer
         Donald E. Klumb         (Principal financial officer
                                 and principal accounting
                                 officer)

*By: /s/ DONALD E. KLUMB
--------------------------------
         Donald E. Klumb
         Attorney-in-Fact