Form 10-Q
period 2001-09-29
MANAGEMENT NETWORK GROUP INC
filed 2001-11-13
CIK 1094814

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                        [X] Quarterly report pursuant to
                           Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended September 29, 2001
                -------------------------------------------------

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

As of November 5, 2001 TMNG had outstanding 30,161,287 shares of common stock.

                       THE MANAGEMENT NETWORK GROUP, INC.
                                      INDEX


                                                                    PAGE

PART I.  FINANCIAL INFORMATION:

         ITEM 1.   Consolidated Condensed Financial Statements:

                   Consolidated Condensed Balance Sheets - September
                     29, 2001 (unaudited) and December 30, 2000......  3

                   Consolidated Condensed Statements of Income and
                     Comprehensive Income (unaudited) - Thirteen
                     Weeks ended September 29, 2001 and September 30, 2000, and Thirty-nine Weeks Ended September 29,
                     2001 and September 30, 2000.....................  4

                   Consolidated Condensed Statements of Cash Flows
                     (unaudited) -- Thirty-nine Weeks ended September
                     29, 2001 and September 30, 2000.................  5

                   Notes to Consolidated Condensed Financial
                   Statements (unaudited)............................  6

         ITEM 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations...............  8

         ITEM 3.   Quantitative and Qualitative Disclosures about
                   Market Risk....................................... 20


PART II. OTHER INFORMATION

         ITEM 1.   Legal Proceedings................................  20

         ITEM 2.   Changes in Securities and Use of Proceeds........  20

         ITEM 6.   Exhibits and Reports on Form 8-K.................  21

         Signatures.................................................  21

PART I. FINANCIAL INFORMATION:

ITEM 1. Consolidated Condensed Financial Statements:

                       THE MANAGEMENT NETWORK GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In thousands, except share data)

                                                                           (unaudited)
                                                           December 30,    September 29,
                                                               2000            2001
                                                           ------------    -------------
CURRENT ASSETS:
  Cash and cash equivalents                                $  70,583        $  81,352
  Receivables:
    Accounts receivable                                       17,985           11,875

    Accounts receivable -- unbilled                            8,023            4,962
                                                           ---------        ---------
                                                              26,008           16,837
    Less: Allowance for doubtful accounts                       (766)            (888)
                                                           ---------        ---------
                                                              25,242           15,949

  Other assets                                                 1,280            1,850
                                                           ---------        ---------
            Total current assets                              97,105           99,151

PROPERTY AND EQUIPMENT, NET                                    1,298            1,624

GOODWILL AND INTANGIBLES, NET                                 18,016           23,815

DEFERRED TAXES AND OTHER ASSETS                                3,010            4,513

                                                           ---------        ---------
            Total assets                                   $ 119,429        $ 129,103
                                                           =========        =========

CURRENT LIABILITIES:
  Trade accounts payable                                   $   1,282        $   1,428
  Accrued payroll, bonuses and related expenses                4,722            2,172
  Other accrued liabilities                                    1,953            1,572
  Income tax payable                                                            1,375
                                                           ---------        ---------
            Total current liabilities                          7,957            6,547


CAPITAL LEASE OBLIGATIONS AND OTHER                                               218

STOCKHOLDERS' EQUITY
  Common Stock:
       Voting -- $.001 par value, 100,000,000 shares
       authorized; 29,465,808 and 30,114,354 issued
       and outstanding on December 30, 2000 and
       September 29, 2001, respectively                           29               29
  Preferred stock - $.001 par value, 10,000,000
       shares authorized; no shares issued or
       outstanding
  Additional paid-in capital                                 136,917          140,867
  Accumulated deficit                                        (22,071)         (17,176)
  Accumulated other comprehensive income -
       Foreign currency translation adjustment                    35                5
  Unearned compensation                                       (3,438)          (1,387)
                                                           ---------        ---------
            Total stockholders' equity                       111,472          122,338
                                                           ---------        ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 119,429        $ 129,103
                                                           =========        =========


            See notes to consolidated condensed financial statements.

                       THE MANAGEMENT NETWORK GROUP, INC.
      CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                      (In thousands, except per share data)
                                   (unaudited)

                                             For the thirteen                       For the thirty-nine
                                                weeks ended                             weeks ended
                                     --------------------------------        --------------------------------
                                       September 30,     September 29,        September 30,      September 29,
                                           2000              2001                 2000               2001
                                     ------------        ------------        ------------        ------------
REVENUES                             $     20,003        $     12,231        $     55,870        $     44,256
COST OF SERVICES:
  Direct cost of services                  10,300               5,774              28,939              22,210
  Equity related charges                    1,241                 631               5,158               1,752
                                     ------------        ------------        ------------        ------------
    Total cost of services                 11,541               6,405              34,097              23,962
                                     ------------        ------------        ------------        ------------
GROSS PROFIT                                8,462               5,826              21,773              20,294
OPERATING EXPENSES:
  Selling, general and
   administrative                           4,194               4,023              11,642              12,837
  Equity related charges                      392                 211               1,202                 670
  Goodwill and intangibles
   amortization                               150                 574                 150               1,507
                                     ------------        ------------        ------------        ------------
    Total operating expenses                4,736               4,808              12,994              15,014
                                     ------------        ------------        ------------        ------------
INCOME FROM OPERATIONS                      3,726               1,018               8,779               5,280
OTHER INCOME (EXPENSE)
  Interest income                           1,279                 611               2,902               2,023
  Other, net                                   95                  (6)                (29)                (23)
                                     ------------        ------------        ------------        ------------
    Total other income                      1,374                 605               2,873               2,000
                                     ------------        ------------        ------------        ------------
INCOME BEFORE PROVISION FOR
 INCOME TAXES                               5,100               1,623              11,652               7,280
PROVISION FOR INCOME TAXES                 (2,040)               (492)             (4,661)             (2,385)
                                     ------------        ------------        ------------        ------------
NET INCOME                                  3,060               1,131               6,991               4,895
OTHER COMPREHENSIVE INCOME -
  Foreign currency translation
    adjustment                                 13                  18                 (32)                (30)
                                     ------------        ------------        ------------        ------------
COMPREHENSIVE INCOME                 $      3,073        $      1,149        $      6,959        $      4,865
                                     ============        ============        ============        ============
NET INCOME PER COMMON SHARE
  Basic                              $       0.11        $       0.04        $       0.25        $       0.17
                                     ============        ============        ============        ============
  Diluted                            $       0.10        $       0.04        $       0.24        $       0.16
                                     ============        ============        ============        ============
SHARES USED IN CALCULATION OF
 NET INCOME PER COMMON SHARE
  Basic                                28,304,775          29,736,625          27,728,082          29,595,790
                                     ============        ============        ============        ============
  Diluted                              29,572,076          30,756,534          28,965,065          30,565,491
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

                       THE MANAGEMENT NETWORK GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                           For the thirty-nine
                                                               weeks ended
                                                        --------------------------
                                                       September 30,  September 29,
                                                           2000           2001
                                                       -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $  6,991        $  4,895
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation and amortization                            341           1,894
    Equity related charges                                 6,360           2,422
    Income tax benefit realized upon
     exercise of stock options                             1,336              33
    Provision for deferred income taxes                   (2,786)           (244)
    Changes in operating assets and
     liabilities, net of business
     acquisitions:
     Accounts receivable                                  (9,587)          6,560
     Accounts receivable -- unbilled                      (3,213)          3,100
     Other assets                                           (709)           (222)
     Trade accounts payable                                   16            (975)
     Accrued liabilities                                   4,553          (3,336)
     Income tax payable                                                    1,121
                                                        --------        --------
             Net cash provided by
              operating activities                         3,302          15,248

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of business, net of cash
   acquired                                              (11,601)         (4,046)
  Acquisition of property and equipment                     (485)           (520)
  Loans to officers                                                         (200)
                                                        --------        --------
             Net cash used in
              investing activities                       (12,086)         (4,766)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of stock options                                  324             325
  Payments made on capital lease obligations                                  (8)
  Proceeds from issuance of common
   stock, net of expenses                                 20,940
                                                        --------        --------
Net cash provided by financing activities                 21,264             317

EFFECT OF EXCHANGE RATE ON CASH AND
 CASH EQUIVALENTS                                            (32)            (30)
                                                        --------        --------
Net increase in cash and cash equivalents                 12,448          10,769
Cash and cash equivalents, beginning of period            51,523          70,583
                                                        --------        --------
Cash and cash equivalents, end of period                $ 63,971        $ 81,352
                                                        ========        ========
Supplemental disclosure of cash flow information:

  Cash paid during period for taxes                     $  5,320        $  1,866
                                                        ========        ========
Supplemental disclosure of non-cash investing
  and financing activities:
  Acquisition of business:
    Fair value of assets acquired                       $  3,667        $  2,355
    Fair value of liabilities incurred or assumed       $ (2,275)       $ (4,452)
    Common stock issued                                 $  8,000        $  3,000

            See notes to consolidated condensed financial statements.

                       THE MANAGEMENT NETWORK GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1.      Basis of Reporting

        The accompanying consolidated condensed financial statements of The Management Network Group, Inc. (the "Company") as of September 29, 2001, and for the thirteen and thirty-nine weeks ended September 29, 2001 and September 30, 2000, are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the Company's consolidated condensed financial position, results of operations, and cash flows as of these dates and for the periods presented. The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Consequently, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements nor those normally made in the Company's Annual Report on Form 10-K. Accordingly, reference should be made to the Company's Annual Report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies, which have not changed.

2.      Earnings Per Share

        The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

                                                         FOR THE THIRTEEN               FOR THE THIRTY-NINE
                                                            WEEKS ENDED                     WEEKS ENDED
                                                    ----------------------------   -----------------------------
                                                    SEPTEMBER 30,  SEPTEMBER 29,   SEPTEMBER 30,   SEPTEMBER 29,
                                                        2000           2001            2000            2001
                                                    -------------  -------------   -------------   -------------
Numerator
      Net income                                     $  3,060        $  1,131        $  6,991        $  4,895
Denominator
     Weighted average common shares                    28,305          29,737          27,728          29,596
     Weighted average unvested common shares            3,006           5,188           2,951           4,337
     Weighted average unvested common
     shares subject to repurchase                      (1,739)         (4,168)         (1,714)         (3,368)
Denominator for basic calculation                      28,305          29,737          27,728          29,596
Denominator for diluted calculation                    29,572          30,757          28,965          30,565
Basic net income per share                           $   0.11        $   0.04        $   0.25        $   0.17
Diluted net income per share                         $   0.10        $   0.04        $   0.24        $   0.16

3.      Acquisition

        On September 5, 2001, the Company completed its acquisition of Tri-Com Computer Services, Inc. ("Tri-Com"), a Maryland corporation. Tri-Com provides a full range of technology and systems solutions to the telecommunications industry. Consulting services offered include providing end-to-end OSS, data center, systems solutions, data sourcing, legacy integration and middleware implementation. In addition, Tri-Com periodically receives commissions on hardware purchases, whereby customers utilize Tri-Com as an agent in procuring computer hardware and equipment. The primary reason for the acquisition was for TMNG to further expand its offering, enabling the Company's specialists to take an engagement from strategy, to marketing and operational definition, and to OSS enablement.

        The acquisition, recorded under the business combination method of accounting, included the purchase of all outstanding shares of Tri-Com, which resulted in a total purchase price of approximately $4.8 million for the equity and assumption of liabilities exceeding Tri-Com's net assets. Consideration consisted of

        $1.8 million cash and 490,417 shares of TMNG common stock valued at $3.0 million. Share consideration was valued in accordance with the stock purchase agreement and represents the average of the closing bid and ask prices of TMNG's common stock, as reported on the NASDAQ National Market, over the twenty trading days immediately preceding the second day prior to the Closing Date of September 5, 2001. Additionally, TMNG incurred direct costs of $158,000 related to the acquisition, and recorded approximately $221,000 as an increase to purchase price in connection with the exchange of the Company's stock options for vested stock appreciation rights held by Tri-Com employees at the time of acquisition. A portion of the purchase price has been preliminarily allocated to assets acquired and liabilities assumed based on estimated fair value at the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired is allocated between goodwill and other identifiable intangibles and is estimated to total $7.3 million preliminarily. Amortization expense was recorded in connection with the preliminary allocation of basis on the identifiable intangibles and totaled $100,000 for September 2001.

        The purchase price allocation for this acquisition is based on preliminary estimates and is subject to further refinement. The purchase price is subject to refinement based on the finalization of direct acquisition costs incurred in the transaction, and the valuation allocated to identifiable intangible assets purchased in the transaction. The operating results of Tri-Com have been included in the Consolidated Condensed Statements of Income and Comprehensive Income from the date of acquisition.

        The following reflects pro forma combined results of the Company and Tri-Com as if the acquisition had occurred as of January 2, 2000. In management's opinion, this pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined entities.

                                                        Pro Forma
                                              ------------------------------
                                                    Nine Months Ended
                                              September 30,    September 29,
(in thousands, except per share amounts)          2000             2001
                                              -------------    -------------
Total revenues                                 $   67,455       $   49,039
Net income                                     $    6,396       $    3,973
Diluted earnings per share                     $     0.22       $     0.13

4.      Warrant Grant and Stock Based Compensation

        During the thirteen weeks ended September 29, 2001, the Company granted approximately 1,343,000 stock options to employees at a weighted average exercise price $5.24 and recorded net compensation expense related to all stock options of $412,000. Of the 1,343,000 options granted, 729,000 were granted to employees of Tri-Com, (see acquisition disclosure in footnote 3), of which approximately 54,000 options were issued in exchange for fully vested stock appreciation rights held by Tri-Com employees. Additionally, equity related charges to cost of services associated with warrants granted to a significant customer in 1999 totaled $430,000 for the thirteen weeks ended September 29, 2001.

        During the thirty-nine weeks ended September 29, 2001, the Company granted approximately 3,257,000 stock options to employees and 34,000 stock options to a non-employee director at a weighted average exercise price of $4.97 and recorded net compensation expense related to all stock options of $1,131,000. Equity related charges to cost of services associated with warrants totaled $1,291,000.

5.      Loans to Officers

        During the third quarter of fiscal year 2001, three executive officers of the Company reduced their cash base compensation in lieu of receiving TMNG non-statutory stock options at fair value. Additionally, to assist in meeting the cash flow needs of the officers who reduced their compensation, the Company provided lines of credit, collateralized by Company common stock held by such officers. Borrowings against the line of credit at September 29, 2001 totaled $200,000. In accordance with the loan provisions, the interest rate charged on the loans is equal to the Applicable Federal Rate (AFR), as announced by the Internal Revenue Service, for short-term obligations (with annual compounding) in effect for the month in which the advance is made, until fully paid.

6.      New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 "Business Combinations". The statement is to be adopted for all business combinations initiated after June 30, 2001. Management has adopted this pronouncement for the acquisition of Tri-Com as discussed in footnote 3.

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 "Accounting for Goodwill and Intangibles". In accordance with certain provisions of the statement, goodwill acquired after June 30, 2001 is not amortized and accordingly, the goodwill recorded in the Tri-Com acquisition described above has not been amortized. All provisions of the statement are required to be applied in the fiscal year beginning after December 15, 2001, to all goodwill and other intangible assets recognized in an entity's balance sheet at the beginning of that fiscal year. Management of the Company has not evaluated the provisions of the Statement, and consequently has not determined what impact, if any, its application might have on the Company's financial statements.

7.      Contingencies

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

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED SEPTEMBER 29, 2001 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 30, 2000

        Revenues

        Revenues decreased 38.9% to $12.2 million for the thirteen weeks ended September 29, 2001 from $20.0 million for the thirteen weeks ended September 30, 2000. The decrease in revenues was due primarily to a deferral or reduction of management consulting demand by the telecommunications and technology industry, resulting from macroeconomic events impacting this sector, including reductions in capital funding, business failures and industry restructurings and reorganizations. Additionally, for the thirteen weeks ended September 29, 2001, our international revenue base represented 14.4% of our revenues, down from 18.8% for the thirteen weeks ended September 30, 2000, due in part to the domestic revenue generated by our recently acquired subsidiaries, TMNG Marketing, Inc. (formerly known as The Weathersby Group, Inc.) and TMNG Technologies, Inc. (formerly known as Tri-Com Computer Services, Inc.) and the decline in services provided to international customers. Non-consulting revenues recognized by TMNG Technologies represented 2.62% of consolidated revenues for the thirteen weeks ended September 29, 2001 and related to agency commissions received on hardware sales.

        Included in revenue for the thirteen weeks ended September 29, 2001 were services provided to one large customer, which accounted for more than 10% of our revenues and represented an aggregate of 20.8% of total revenue. Included in revenue for the thirteen weeks ended September 30, 2000 were services provided to two large customers, which each accounted for more than 10% of our revenues and represented an aggregate of 25.9% of total revenue.

        Costs of Services

        Direct costs of services decreased 43.9% to $5.8 million for the thirteen weeks ended September 29, 2001, compared to $10.3 million for the thirteen weeks ended September 30, 2000. As a percentage of revenues, gross margin on services was 52.8% for the thirteen weeks ended September 29, 2001 and 48.5% for the thirteen weeks ended September 30, 2000. The increase in gross margin as a percentage of revenue was attributable primarily due to 10% to 15% cost reductions negotiated with most of our vendors, commission revenue associated with hardware sales, and contract price adjustments.

        Non-cash stock based compensation charges were $631,000 and $1.2 million for the thirteen weeks ended September 29, 2001 and the thirteen weeks ended September 30, 2000, respectively. Of the $631,000 compensation charges related to the thirteen weeks ended September 29, 2001, $430,000 was recorded in connection with warrants issued during the fourth quarter of 1999 and $201,000 was recorded in connection with stock options previously granted to employees and non-employee consultants, partially offset by a credit for reversal of expense attributable to forfeiture of unvested stock options. The decrease in non-cash stock based compensation charges for the thirteen weeks ended September 29, 2001 compared to the thirteen weeks ended September 30, 2000 was primarily a result of the reduction in the amortization of the deferred compensation charges recorded in connection with pre-initial public offering grants of non-qualified stock options. These charges represent 5.2% of revenues for the thirteen weeks ended September 29, 2001 compared to 6.2% of revenues for the thirteen weeks ended September 30, 2000.

        Operating Expenses

        In total, operating expenses for the thirteen weeks ended September 29, 2001 increased by 1.5% to $4.8 million compared to $4.7 million for the thirteen weeks ended September 30, 2000. This increase principally reflects amortization charges of $574,000 related to goodwill and intangible assets recognized in 2001 arising from the TMNG Marketing, Inc. acquisition in September 2000 and the Tri-Com acquisition in September 2001, versus amortization charges of $150,000 related to goodwill amortization at September 30, 2000. Selling, general and administrative expenses decreased to $4.0 million for the thirteen weeks ended September 29, 2001 from $4.2 million for the thirteen weeks ended September 30, 2000. As a percentage of revenues, selling, general and administrative expenses increased to 32.9% compared to 21.0% for the thirteen weeks ended September 29, 2001 and September 30, 2000, respectively. This percentage increase was primarily attributable to the decrease in revenues in the third quarter of fiscal year 2001. Prior to the third quarter of fiscal year 2001, management implemented a number of cost-reduction initiatives in selling, general and administrative areas to address the macroeconomic slow down within the telecommunications industry. Additionally, late in the third quarter of fiscal year 2001, three of our executive officers, Richard Nespola, Micky Woo and Ralph Peck reduced their base cash compensation in exchange for grants of non-statutory stock options, contributing to the decrease in selling, general and administrative expenses. Management continues to evaluate cost reduction opportunities to better match revenues and costs in the revised economic environment.

        Non-cash stock based compensation charges of $211,000 and $392,000 for the thirteen weeks ended September 29, 2001 and thirteen weeks ended September 30, 2000, respectively, were recorded in connection with stock options granted to our partners, principals and certain senior executives and non-employee directors. These charges increased operating expenses as a percentage of revenue by 1.7% of revenues for the thirteen weeks ended September 29, 2001 compared to 2.0% of revenues for the thirteen weeks ended September 30, 2000. The decrease in non-cash stock based compensation charges for the thirteen weeks ended September 29, 2001 compared to the thirteen weeks ended September 30, 2000 was a result of the reduction in the amortization of the deferred compensation charges recorded in connection with pre-initial public offering grants of non-qualified stock options.

        Other Income and Expenses

        Interest income was $611,000 and $1,279,000 for the thirteen weeks ended September 29, 2001 and thirteen weeks ended September 30, 2000, respectively, and represented interest earned on invested balances. Interest income decreased for the thirteen weeks ended September 29, 2001 due primarily to the Federal Reserve Bank reducing interest rates during the quarter, which was partially offset by larger invested cash balances, and the Company's shift to tax-exempt investments and the lower interest rates associated with these investments. We invest in short-term, high-grade investment instruments, and maintain a mix of taxable and tax-exempt instruments as part of our overall investment policy.

        Income Taxes

        Provision for income taxes for the third quarter of fiscal year 2001 as a percentage of pretax income was 30.3% compared to 40.0% for the third quarter of fiscal year 2000. The decrease in income taxes as a percentage of revenue was due primarily to the partial shift of investments by TMNG from taxable to tax-exempt securities that are not taxed at the federal income tax level.

THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 2001 COMPARED TO THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 2000

        Revenues

        Revenues decreased 20.8% to $44.3 million for the thirty-nine weeks ended September 29, 2001 from $55.9 million for the thirty-nine weeks ended September 30, 2000. The decrease in revenues was due primarily to a deferral or reduction of management consulting demand by the telecommunications and technology industry resulting from macroeconomic events in this sector during 2001, including reductions in capital funding, business failures and industry restructurings and reorganizations. Additionally, for the thirty-nine weeks ended September 29, 2001, our international revenue base represented 13.9% of our revenues, down from 25.4% for the thirty-nine weeks ended September 30, 2000, due in part to the domestic revenue generated by our recently acquired subsidiaries, TMNG Marketing, Inc. and TMNG Technologies, Inc., and the decline in services provided to international customers. Non-consulting revenues recognized by TMNG Technologies represented 0.7% of consolidated revenues for the thirty-nine weeks ended September 29, 2001 and related to agency commissions received on hardware sales.

        Included in revenue for the thirty-nine weeks ended September 29, 2001 were services provided to two large customers, which each accounted for more than 10% of our revenues and represented an aggregate of 22.7% of total revenue. Included in revenue for the thirty-nine weeks ended September 30, 2000 were services provided to one large customer, which accounted for more than 10% of our revenues and represented an aggregate of 20.5% of total revenue.

        Cost of Services

        Direct cost of services decreased 23.3% to $22.2 million for the thirty-nine weeks ended September 29, 2001 compared to $28.9 million for the thirty-nine weeks ended September 30, 2000. As a percentage of revenues, our gross margin on services was 49.8% for the thirty-nine weeks ended September 29, 2001 and 48.2% for the thirty-nine weeks ended September 30, 2000. The increase in gross margin as a percentage of revenue was attributable primarily to cost reductions negotiated with most of our vendors and contract price adjustments.

        Non-cash stock based compensation charges were $1.8 million and $5.2 million for the thirty-nine weeks ended September 29, 2001 and September 30, 2000, respectively. Of the $1.8 million compensation charges related to the thirty-nine weeks ended September 29, 2001, $ 1.3 million was recorded in connection with warrants issued during the fourth quarter of 1999 and $ 461,000 was recorded in connection with stock options previously granted to employees and non-employee consultants.

        Non-cash stock based compensation charges were offset by a $556,000 credit in the first, second and third quarters of fiscal year 2001 representing a reversal of previously recorded expense attributable to the forfeiture and cancellation of unvested stock options in the first and second quarters of fiscal year 2001. Additionally, the decrease in non-cash stock based compensation charges for the thirty-nine weeks ended September 29, 2001 compared to the thirty-nine weeks ended September 30, 2000 was primarily a result of the reduction in the amortization of the deferred compensation charges recorded in connection with pre-initial public offering grants of non-qualified stock options. These net charges increase costs of services as a percentage of revenue by 4.0% and 9.2% for the thirty-nine weeks ended September 29, 2001 and the thirty-nine weeks ended September 30, 2000, respectively.

        Operating Expenses

        In total, operating expenses for the thirty-nine weeks ended September 29, 2001 increased to $15.0 million or 15.5% from $13.0 million for the thirty-nine weeks ended September 30, 2000. The major components of this increase are $1.4 million of goodwill amortization recorded at September 29, 2001 related to the acquisition of TMNG Marketing, Inc. versus $150,000 of goodwill amortization recorded at September 30, 2000, and $1.2 million increase in selling, general and administrative expense primarily related to increased personnel costs and investments in technology. As a percentage of revenues, selling, general and administrative expenses increased to 29.0% compared to 20.8% for the thirty-nine weeks ended September 29, 2001 and September 30, 2000, respectively. This percentage increase was primarily attributable to the decrease in revenues in 2001. In the second quarter of fiscal year 2001, management implemented a number of cost-reduction initiatives in selling, general and administrative areas to address the economic slow down within the telecommunications industry. These initiatives gained momentum in the third quarter of fiscal 2001 and were partially quantified as selling, general and administrative expenses for the thirteen weeks ended September 29, 2001 were comparable to selling, general and administrative expenses for the thirteen weeks ended September 30, 2000. Prior to the third quarter of fiscal year 2001, the Company reported higher selling, general and administrative costs in the first and second quarters of fiscal year 2001 as compared to the first and second quarters of fiscal year 2000. Additionally, late in the third quarter of fiscal year 2001, three of our executive officers, Richard Nespola, Micky Woo and Ralph Peck reduced their base cash compensation in exchange for grants of non-statutory stock options, contributing to the decrease in selling, general and administrative expenses. Management continues to evaluate cost reduction opportunities to better match revenues and costs in the revised economic environment.

        Non-cash stock based compensation charges of $670,000 and $1.2 million for the thirty-nine weeks ended September 29, 2001 and thirty-nine weeks ended September 30, 2000, respectively, were recorded in connection with stock options granted to our partners, principals and certain senior executives and non-employee directors. These charges increased operating expenses as a percentage of revenue by 1.5% and 2.2% for the thirty-nine weeks ended September 29, 2001 and the thirty-nine weeks ended September 30, 2000, respectively. The decrease in non-cash stock based compensation charges for the thirty-nine weeks ended September 29, 2001 compared to the thirty-nine weeks ended September 30, 2000 was a result of the reduction in the amortization of the deferred compensation charges recorded in connection with pre-initial public offering grants of non-qualified stock options.

        Other Income and Expenses

        Interest income was $2.0 million and $2.9 million for the thirty-nine weeks ended September 29, 2001 and September 30, 2000, respectively, and represented interest earned on invested balances. Interest income decreased during the thirty-nine weeks ended September 29, 2001 due primarily to the Federal Reserve Bank reducing interest rates during the period, which was partially offset by larger invested cash balances, and the Company's shift to tax-exempt investments and the lower interest rates associated with these investments. We invest in short-term, high-grade investment instruments, and maintain a mix of taxable and tax-exempt instruments as part of our overall investment policy.

        Income Taxes

        Provision for income taxes for the thirty-nine weeks ended September 29, 2001 as a percentage of pretax income was 32.8% compared to 40.0% for the thirty-nine weeks ended September 30, 2000. The decrease in income taxes as a percentage of revenue was due primarily to the partial shift of investments by TMNG from taxable to tax-exempt securities that are not taxed at the federal income tax level.

        Liquidity and Capital Resources

        At September 29, 2001, we had approximately $81.4 million in cash and cash equivalents. We believe the cash on hand, in addition to cash generated from operations, will be sufficient to meet anticipated cash requirements, including anticipated capital expenditures and consideration for possible acquisitions, for at least the next 12 months. Should our business expand more rapidly than expected, we believe that bank credit would be available to fund such operating and capital requirements.

        Net cash provided by operating activities was $15.2 million for the thirty-nine weeks ended September 29, 2001 compared to $3.3 million for the thirty-nine weeks ended September 30, 2000. Net cash provided by operating activities increased primarily due to the reduction in accounts receivable reflecting more focused billing and collection activities in 2001 compared to 2000.

        Net cash used in investing activities was $4.8 million for the thirty-nine weeks ended September 29, 2001 compared to $12.1 million for the thirty-nine weeks ended September 30, 2000. Of the $4.8 million in fiscal year 2001, $4.0 million relates to the purchase of TMNG Technologies, Inc., $520,000 relates to capital expenditures by the Company for leasehold improvements, computer equipment and software, and $200,000 relates to loans from the Company to three officers of TMNG. Of the $12.1 million in fiscal year 2000, $11.6 million relates to the purchase of TMNG Marketing, Inc. and $485,000 relates to capital expenditures by the Company for leasehold improvements, computer equipment and software.

        Net cash provided by financing activities was $317,000 for the thirty-nine weeks ended September 29, 2001, of which $325,000 related to the exercise of non-qualified stock options and $8,000 related to payments made on capital lease obligations. Net cash provided by financing activities was $21.3 million for the thirty-nine weeks ended September 30, 2000 and related primarily to proceeds received from the Company's secondary stock offering.

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

        However, beginning in late 2000 and continuing into 2001, many telecommunications companies, including carriers, equipment manufacturers and other industry participants have begun reporting declining results of operations and there have been several bankruptcy filings. This poor financial performance in the telecommunications sector has continued through the third quarter of 2001, and may continue for the foreseeable future. Our future operating results could be affected by declining results of operations among telecommunications companies as well as client financial difficulties. Future client financial difficulties that result in write-offs that are in excess of our bad debt reserves could harm our results of operations in future fiscal periods. In addition, the worsening conditions in the telecommunications sector could cause companies to delay new product and new business initiatives and to seek to control expenses by reducing use of outside consultants. Additionally, the telecommunications industry is in a period of consolidation, which could reduce our client base, eliminate future opportunities or create conflicts of interest among clients. As a result, current industry conditions could harm our business, financial condition and results of operations.

WE ARE DEPENDENT ON A LIMITED NUMBER OF LARGE CUSTOMERS FOR A MAJOR PORTION OF OUR REVENUES, AND THE LOSS OF A MAJOR CUSTOMER COULD REDUCE REVENUES AND HARM OUR BUSINESS

        We derive a significant portion of our revenues from a relatively limited number of clients. For example, for the thirty-nine weeks ended September 29, 2001, revenues from our ten most significant clients accounted for approximately 62.0% of revenues. The services required by any one client may be affected by industry consolidation, technological developments, economic slowdown or internal budget constraints. As a result, the volume of work performed for specific clients varies from period to period, and a major client in one period may not use our services in a subsequent period.

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

        We invest idle cash balances in highly liquid short-term investments, the earnings of which are subject to interest rate fluctuations. The average invested balance during the thirty-nine weeks ended September 29, 2001 was approximately $76.0 million. We make no attempt to hedge this risk.

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

Item 2. Changes in Securities and Use of Proceeds

        On November 22, 1999, the Securities and Exchange Commission declared TMNG's Registration Statement on Form S-1 (File No. 333-87383) effective. On November 23, 1999, TMNG closed its offering of an aggregate of 4,615,000 shares of TMNG Common Stock at an aggregate offering price of $78.5 million. The managing underwriters for the offering were Hambrecht & Quist, Robertson Stephen, Salomon Smith Barney and Jefferies & Company, Inc. Net proceeds to TMNG, after deducting underwriting discounts and commissions of $5.5 million and offering expenses of $1.6 were $71.4 million. On November 29, 1999 TMNG used $22.3 million of the proceeds from its initial public offering to repay all indebtedness.

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

        In addition to the previously discussed repayment of debt, we have expended approximately $15.6 million to acquire The Weathersby Group, Inc. and Tri-Com Computer Services, Inc. The remainder of the net proceeds generated by our stock offerings is currently invested in short-term, high-grade debt investments. These funds will be used to support TMNG's European initiative, working capital, general corporate purposes and as possible consideration for acquisitions. The use of proceeds described herein does not represent a material change from that described in earlier filings.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            None.

        (b) Reports on Form 8-K

            TMNG did not file any Reports on Form 8-K during the quarter ended September 29, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


       SIGNATURE                       TITLE                      DATE
       ---------                       -----                      ----
 /s/ RICHARD P. NESPOLA      President, Chief Executive        November 13, 2001
 ----------------------      Officer and Director
     Richard P. Nespola      (Principal executive officer)

 /s/ DONALD E. KLUMB         Chief Financial Officer and       November 13, 2001
 ----------------------      Treasurer
     Donald E. Klumb         (Principal financial officer
                             and principal accounting
                             officer)


*By: /s/ DONALD E. KLUMB
      -----------------------
         Donald E. Klumb
         Attorney-in-Fact