Form 10-K405
period 2001-12-29
MANAGEMENT NETWORK GROUP INC
filed 2002-03-29
CIK 1094814

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (MARK ONE)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES [X] NO [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 20, 2002 was approximately $57.5 million. As of March 20, 2002, the Registrant had 33,209,960 shares of common stock, par value $0.001 per share (the Common Stock), issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required to be provided in Part III (Items 10, 11, 12, and 13) of this Annual Report on Form 10-K is hereby incorporated by reference from the Company's Definitive 2002 Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year.

                       THE MANAGEMENT NETWORK GROUP, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                     PART I

Item 1.   Business....................................................    3
Item 2.   Property....................................................   16
Item 3.   Legal Proceedings...........................................   16
Item 4.   Submission of Matters to a Vote of Security Holders.........   16

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   16
Item 6.   Selected Consolidated Financial Data........................   17
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   19
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   25
Item 8.   Consolidated Financial Statements...........................   26

                                    PART III

Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................   46
Item 10.  Directors and Executive Officers of the Registrant..........   46
Item 11.  Executive Compensation......................................   48
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   49
Item 13.  Certain Relationships and Related Transactions..............   49
Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K....................................................   49
SIGNATURES............................................................   49

                                     PART I

ITEM 1. BUSINESS

GENERAL

Founded in 1990, The Management Network Group, Inc. (TMNG or the Company), a Delaware corporation, provides management consulting services to the global communications and e-business industries, including communications service providers, technology companies and financial services firms in North America, Western Europe, Latin America, Asia and other major international markets. TMNG believes it is unique in its capability to provide a comprehensive business solution to the communications industry, including strategy consulting and business planning, product/service concept development and launch, business model transformation, management support, process and operations infrastructure development and improvement, and OSS (operations support system) enablement. TMNG has consulting experience with virtually all major aspects of managing a global communications company, from strategy to product concept and launch through order entry, service provisioning, billing, customer care and retention.

TMNG has developed its capabilities to provide a comprehensive solution through a strategic plan which evaluated the trends occurring in the communications industry, including most recently, consolidation and business model transformation resulting from substantially reduced financial support from the capital markets. TMNG completed two key acquisitions to better position the Company in the wake of consolidation and re-positioning of its key provider clients. Those acquisitions were The Weathersby Group, Inc. and Cambridge Strategic Management Group, Inc. These two organizations focus on strategy and new product launch initiatives to the global communications industry. We believe these acquisitions position TMNG uniquely in the market when evaluating clients' capabilities, while providing key distribution channel elements for the historical core of TMNG services.

TMNG also utilizes knowledge of service providers' needs to help the software and technology companies that serve the communications industry to define strategies, position product offerings, develop applications, respond to requests for proposals and implement their solutions within the service provider environment. Recently, TMNG expanded its offering for managed services outsourcing organizations to provide domain expertise and business process outsourcing models to facilitate service level agreements and drive cost reductions. We have also expanded our relationships with off-shore development firms located primarily in the Asian market that provide high quality, low cost solutions to the industry. Finally, TMNG facilitates the evaluation of proposed investments in communications companies and related technology companies by investment banking and private equity firms by providing prospect validation, due diligence and post-investment support services.

The Company capitalizes on industry expertise and proprietary toolsets to provide strategic, management, marketing and operational support to clients. TMNG's toolsets are consulting guidelines and processes created and updated by TMNG consultants based on their experience over many consulting engagements. These toolsets assist clients to improve productivity, gain competitive advantage, reduce time to market and market entry risk, and increase revenues and profits. TMNG's services are provided by highly experienced consultants who average over fifteen years of industry experience. The Company has worked with numerous global clients, focusing primarily on North America, Western Europe and Latin America.

The Company maintains a unique technology agnostic and vendor neutral position to make unbiased evaluations and recommendations that are based on a thorough knowledge of each solution and each client's situation. Therefore, TMNG is able to capitalize on extensive experience across complex multi-technology communications systems environments (front and back office) to provide the most sound and practical recommendations to clients.

MARKET OVERVIEW

In general, the demand for consulting services increased during the 1990's, and the overall trend is expected to continue during the next decade. During the last decade, this trend was especially prevalent for consulting services of communications and e-commerce consulting firms. The key force that contributed to this was the growth of wireline communications providers resulting from the global deregulation of the communications industry throughout the 1990's. The deregulation of the communications industry resulted in increased competition by the creation of: increased demand for fiber and capacity by the new market entrants; a massive influx of capital to fund carrier entrants and allow existing firms to purchase aggressively from one another as they expanded; rapid internet growth, spurring broadband internet access services, digital subscriber line (DSL) internet access and unbundled local loops that forged the way for wholesale DSL business models; and technological innovations, allowing new service offerings in the areas of voice, data, video and content.

During the same period, the wireless communications industry experienced tremendous growth as personal communications services (PCS) auctions in the United States and universal mobile telecommunications system (UMTS) broadband spectrum auctions in Europe resulted in new providers, additional services, and improved technology. Customer penetration resulted in both residential and business customers, and services were expanded to include data offerings.

Beginning in 2000 and continuing throughout 2001, various communications providers began experiencing disappointing financial performances, leading to a steep decline in the equity value of the entire sector, a decline in financial support by capital markets, and a number of emerging companies filing for bankruptcy or becoming distressed. Because the communications companies often purchased services from one another, the bankruptcies led to a vicious cycle of industry-wide destabilization with each successive bankruptcy jeopardizing another company's liquidity position. Additionally, the massive inflow of capital in communications during the 1990's resulted in an inflated market scenario, where once solid business models were now ill-equipped to function and adjust to the macroeconomic environment. The cycle was further perpetuated by the over saturation of new market entrants where supply far exceeded levels sustainable by the market, creating pressure for consolidation and funding contraction. As a result, the industry experienced further destabilizing bankruptcies.

As macroeconomic forces destabilized the communications industry, outside consulting services for communications were negatively impacted, including ours. In 2001, communications companies continued to reduce their demand for external consultants, seeking instead to utilize more internal resources, or in some cases delayed capital expenditures related to the launching of new products and services, particularly in the networks and systems areas. This resulted in a substantial decline in our revenue and profits during 2001 (See "Risk Factors" and Item 7, "Management's Discussion and Analysis").

Today the communications industry has reached a point where the bankruptcies and market consolidations have resulted in fewer market participants. The remaining companies have an opportunity to increase their percentage of market share, however they will now compete with comparable large providers. As the capital markets have not been accessible, companies have focused on improved capital utilization, maximization of their return on investment, and the uniqueness of their product offerings. Communications companies continue to cut costs, but there have been indications that some have begun resuming their launching of new product offerings, particularly in data and broadband, and have strategically changed business models, all in an effort to return to growth, profitability, and improved cash flows. TMNG's value proposition in the current economic environment is to assist mature companies with the various changes in the industry, and to assist new entrants in the market with the various challenges the environment presents, as well as their product offerings.

It has been our experience that because the expertise needed by communications companies to address the market's needs is typically outside their core competencies, they must either recruit and employ experts or retain outside specialists. We believe due to the range of expertise required and the time associated with hiring and training new personnel, bringing expertise in-house is often not a viable option. When retaining outside specialists, communications companies need experts that fully understand the communications industry and can provide timely and unbiased advice and recommendations. We intend to continue responding to that need.

BUSINESS STRATEGY

The Company's objective is to establish itself as the communications consulting company of choice to communications service providers, technology companies, and financial services and investment banking firms. The following are key strategies the Company has adopted to pursue this objective.

- Global transformation

The Company's number one focus is on serving the large, mature, global service providers. As discussed in the Market Overview section, these providers face enormous challenges. For many, the revenues from their core business offerings are declining. Technology and migration to internet protocol solutions is dramatically reducing pricing power for prime offerings. We believe these global service providers are in need of assistance in strategically repositioning their companies and migrating to new offerings in the areas of broadband, content and services. We believe these global service providers are also in need of assistance in reducing existing cost structures supporting their present declining service offerings. TMNG's core offerings are strategically focused on enhancing customer revenue and reducing customer cost through this transformation.

- Continue to build the TMNG brand

The Company plans to continue building and communicating the TMNG brand, further positioning the Company as the consultancy of choice for the global communications industry. An aggressive advertising campaign, direct marketing efforts, and other marketing initiatives are underway to continue building awareness of TMNG and communicating our key strengths, including our uniquely high level of experienced consultants, our focus on the global communication industry, our end-to-end solution and our commitment to bringing clients a positive return on their investment.

- Expand end-to-end solutions

The Company plans to continue expanding its end-to-end solutions offerings, both by organic expansion and through acquisitions. Organic expansion involves launching new products and services and generating revenues through jointly developed offerings by the Company and its subsidiaries. Organic expansion will also focus on offerings geared towards increasing clients' efficiencies to increase their returns on investment. The Company has already expanded its offerings through the acquisition of The Weathersby Group, Inc. (now TMNG Marketing) in late 2000. TMNG Marketing provides a full spectrum of marketing consulting services, including customer relationship management (CRM) and market research, that takes clients from the point of product concept to customer acquisition and retention. In 2001, the Company acquired Tri-Com Computer Services, Inc. ("Tri-Com") to create a new wholly owned TMNG subsidiary, TMNG Technologies. TMNG Technologies provides end-to-end OSS, data center, systems solutions, data sourcing, legacy integration and middleware implementation. Additionally, in March 2002, TMNG acquired Cambridge Strategic Management Group, Inc. ("CSMG"). This newest acquisition provides a wide range of business strategy services including analyses of industry and competitive environments; product and distribution strategies; finance, including business case development, modeling, cost analysis and benchmarking; and due diligence and risk assessment. The Company plans to continue extending its product offerings to the communications industry.

- Focused and effective retention and recruitment

TMNG plans to further enhance its business model to accommodate the anticipated need for consulting services generated by anticipated industry growth when the industry turns around as we expect. The key elements of the business model include attracting and retaining high quality, experienced consultants and creating business processes that can be duplicated worldwide. The Company reinvigorates existing skill sets of its consultants with proprietary toolsets that provide methodologies they use to augment their experience and help analyze and solve clients' problems. TMNG utilizes a network of eRooms to serve as a knowledge base, enabling consultant collaboration on engagements and providing support information and updates of TMNG current toolsets and releases of next generation tools. TMNG aggressively recruits new skill sets as well, to utilize in the development of new service offerings to customers. Finally, the Company continues to manage its flexible and unique employee and independent subject matter expert model to maximize skill set offerings, while minimizing the effect of unbillable consultant time.

- Expand geographic reach to serve clients' global needs

The Company plans to continue expansion geographically to deliver services and solution capabilities to client companies located around the world. In Western Europe and Latin America, we believe the competitive market expertise of TMNG's U.S. consultants can be a key factor for foreign companies facing the business issues associated with deregulation and competition. TMNG's expertise in Europe can also play a key role for U.S. companies seeking a presence in European business.

SERVICES

Our service offering is dedicated to carriers/service providers, technology/consulting/software companies, and investment/private equity firms. Services provided include:

- Business Strategy and Planning. The Company provides a wide range of business strategy services including analyses of industry and competitive markets; product and distribution strategies; finance, including business case development; modeling, cost analysis and benchmarking; and overall risk assessment.

- Marketing and Customer Relationship Management. The Company provides strategies and solutions to customers in the analysis of markets and the definition of technical product requirements. Through the utilization of the Company's Marketing Assessment Process (MAP(TM)) and CRM2(TM)toolsets, offerings include the development and revision of strategic plans, including customer acquisition opportunities and customer loyalty and retention programs; assistance with the definition of goals; and the establishment and growth of a company's brand name.

- Operating System Support (OSS). The Company assists customers from the point of acquisition of their own customers, through latter phases of customer billings, collections, and accounts receivable management. Through the utilization of the Company's Lexicon(R) and Carried to Billed to Invoiced (C-B-I(TM)) toolsets, offerings include the development of business and operational processes, specification of requirements, selection of vendors and implementation and testing of the solution.

- Revenue Assurance. The Company provides solutions to assist with opportunities throughout the customer's revenue cycle. Services provided by the Company's toolset, Quality Business Controls (QBC(R)), assist with the customer activation and validation process, bill production and distribution, and receivables management. Additionally, the Company recently launched its Revenue Guardian(TM) program, which provides a detailed evaluation of the customer's revenue impacting processes, identifies short and long-term opportunities for revenue improvement, quantifies anticipated savings and defines and prioritizes the initiatives to achieve those savings.

- Corporate Investment Services. The Company provides a wide range of corporate investment services to investment/private equity firms in connection with investments and mergers and acquisitions in the communications industry. Services include evaluation of management teams and business plans, identification of strengths and weakness of the company, and analyses of companies' financial models, systems, products and operational and business processes. Post-investment support is also provided to help customers in the optimization of their investment. The Company recently launched its Operational Performance Appraisal (OPA(TM)) toolset as well, which features an assessment of communications companies' revenue assurance, network inventory, network operations, order management and provisioning, disaster recovery planning and e-commerce operations and products. The appraisal seeks to help companies optimize asset utilization, including network assets and inventory. In addition, OPA seeks to maximize revenue and minimize associated costs and determine if the providers' customers are being served effectively.

- Networks. The Company offers auditing, engineering and operations support systems expertise to plan, maintain, manage, upgrade, reconfigure, expand, down-size or improve a customer's voice, data and internet protocol (IP) networks, in response to communications companies reductions in staff in the engineering and/or network operations areas. Existing network asset inventories are utilized to identify unused or under-utilized assets to redistribute the assets as needed in assisting customers produce revenue while managing costs.

- Business Model Transformation. The Company utilizes a semblance of our individual service offerings to provide solutions to the companies in the communications industry that have restructured and repositioned their product offerings, and to provide a complete end-to-end solution for their new offerings.

COMPETITION

The market for communications consulting services is highly fragmented and changing rapidly. TMNG faces competition from major business and strategy consulting firms, the consulting arms of accounting and other professional services organizations, large systems integration firms and major global outsourcing firms, offshore development firms from the Asian markets, equipment and software firms that have added service offerings, and customers' internal resources. Many of these competitors are large organizations that provide a broad range of services to companies in many industries, including the communications industry. Many of these competitors have significantly greater financial, technical and marketing resources and greater name recognition than TMNG. TMNG believes it has a competitive advantage due to its single focus on the communications industry, and the comprehensive offerings it provides to its customers. TMNG also believes the profile complement of its professionals represents a competitive advantage. TMNG's strategy team is comprised of senior professionals from the academic world complemented by teams of consultants from the communications industry averaging 15 years of experience.

The Company has faced, and expects to continue to face, additional competition from new entrants into the communications consulting markets. The Company has also experienced increased price competition, particularly from larger firms that have the financial resources to aggressively price engagements that they have a particular interest in obtaining. Increased competition could result in further price reductions, fewer client projects, underutilization of consultants, reduced operating margins, and loss of market share.

With the communications industry experiencing significant economic challenge, contraction and consolidation, we believe our principal competitive factor is the ability to enhance client revenue and asset management opportunities and provide solutions that provide return on investment. In addition, consistency in responsiveness to the needs of customers, quality and reliability of consultants, price, project management capability and technical expertise are the competitive factors we face. The Company's ability to compete depends in part on performance, a focused service offering formula, the price/value formula of TMNG service offerings, responsiveness to customer needs and the ability to hire, retain, and motivate key personnel.

EMPLOYEES

TMNG's ability to recruit and retain experienced, highly qualified and highly motivated personnel has contributed greatly to the Company's historical success and will be critical in the future. The Company offers a flexible recruiting model that enhances the ability to attract consultants and to effectively manage utilization. TMNG's consultants may work as employees, independent subject matter experts or as contingent employees. Contingent employees receive company-paid medical insurance, vacation and other employee benefits. Instead of receiving a regular salary, however, contingent employees will only be paid for time spent working on consulting projects for customers or working on internal projects. Generally, TMNG will offer contingent employment to independent subject matter experts who are frequently subcontracted into consulting projects, and have a skill set/offering that is in high demand. TMNG's current base of independent subject matter experts have specialized expertise in discrete areas of communications, and TMNG typically deploys these resources only when their unique expertise/offering is required.

As of December 29, 2001, TMNG utilized approximately 427 consultants. Of these, 147 were employee consultants and approximately 280 were working on engagements for TMNG as independent subject matter experts. In addition to the consultants, TMNG has an administrative staff of approximately 31 employees in the accounting and finance, marketing, recruiting, information technology, human resources and administrative areas.

BUSINESS SEGMENTS

With the acquisition of Tri-Com in September 2001, management believes the Company has two segments, only one of which is separately reportable: The Management Consulting Services segment, and All Other. Management Consulting Services includes business strategy and planning, marketing and customer relationship management, operating system support, revenue assurance, corporate investment services, networks, and business model transformation. All Other consists of computer hardware commission and rebates received in an agency capacity in connection with the procurement of hardware for third parties. The accounting policies for the segments are the same as those described in the summary of significant accounting policies. Management evaluates performance based upon operating earnings before interest income (expense), foreign currency transaction gains (losses), extraordinary items, if any, and income taxes excluding equity related charges and goodwill and intangibles amortization. Management also evaluates trade accounts receivable as part of their overall assessment of the segments' performance. There are no intersegment sales. Revenues from external customers, a measurement of profit or loss and total assets for each segment are disclosed in Note 4 to the consolidated financial statements (see Item 8).

MAJOR CUSTOMERS

As of December 29, 2001, TMNG has provided services to approximately 475 customers. In addition, if customers served by CSMG not previously served by TMNG are included, the combined number of customers would be approximately 600. The Company depends on a small number of key customers for a significant portion of revenues. For fiscal year 2001, revenues from AT&T Corporation and SBC Communications, Inc. each accounted for more than 10 percent of revenues, and in the aggregate accounted for more than 24 percent of revenues. Also during fiscal year 2001, our top ten customers accounted for approximately 60.6% of total revenue. TMNG generally provides discounted pricing for large projects on fixed commitments with long-term customers. Because

TMNG's clients typically engage services on a project basis, their needs for services vary substantially from period to period. TMNG continues to concentrate on large global communications companies and seeks to offer broad and diversified services to these customers. The Company anticipates that operating results will continue to depend on volume services to a relatively small number of communication service providers and technology vendors. However, we will continue to offer services to the new market entrants.

INTELLECTUAL PROPERTY

TMNG's success is dependent, in part, upon proprietary processes and methodologies, and the Company relies upon a combination of copyright, trade secret, and trademark law to protect intellectual property. Additionally, employees and consultants are required to sign non-disclosure agreements to assist the Company in protecting its intellectual property. The Company has obtained federal registration for nine trademarks and one copyright in the United States and has filed applications to register nine other marks in the United States. It is possible that third parties may challenge TMNG trademark applications.

The Company does not have any patent protection for the proprietary methodologies used by TMNG consultants. TMNG does not currently anticipate applying for patent protection for these toolsets and methodologies.

SEASONALITY

In the past, the Company has experienced seasonal fluctuations in revenue in the fourth quarter due primarily to the fewer number of business days because of the holiday periods occurring in that quarter. The Company may continue to experience fluctuations in revenue in the fourth quarter and may experience fluctuations in summer and other vacation periods as the Company expands internationally.

RISK FACTORS

Our business, operating results, and financial condition are subject to numerous risks, uncertainties, and contingencies, many of which are beyond our control. The following important factors, among others, could cause actual results to differ materially from those contemplated in forward-looking statements made in this Annual Report on Form 10-K or presented elsewhere by management from time to time. Investors are urged to consider these risk factors when evaluating an investment in the Company.

WE FOCUS ALMOST EXCLUSIVELY ON SERVING THE COMMUNICATIONS INDUSTRY, WHICH HAS RECENTLY EXPERIENCED DECLINING RESULTS OF OPERATIONS AND A REDUCTION IN THE AVAILABILITY OF INVESTMENT CAPITAL. ADVERSE INDUSTRY CONDITIONS HAVE RESULTED IN DECLINING DEMAND FOR OUR SERVICES AND COULD CONTINUE TO HARM OUR BUSINESS

We have derived almost all of our revenues from consulting engagements within the communications industry. Much of our past growth arose from business opportunities presented by industry trends that included deregulation, increased competition, technological advances, the growth of e-business and the convergence of service offerings.

However, beginning in late 2000 and continuing throughout 2001, many communications companies, including carriers, equipment manufacturers and other industry participants have reported declining results of operations and liquidity, and there have been numerous bankruptcy filings. These events resulted in a substantial decline in our revenues and profits in 2001. Our future operating results could continue to be affected by continuing declines in results of operations and continuing financial difficulties among communications companies. In addition to continuing decreases in demand for our services, future client financial difficulties and/or bankruptcies could require us to write-off receivables that are in excess of our bad debt reserves, which would harm our results of operations in future fiscal periods. Client bankruptcies combined with future bankruptcies could also create an at-risk situation on collected balances for professional services near the bankruptcy filing date. In addition, the worsening conditions in the communications sector could cause companies to delay new product and new business initiatives and to seek to control expenses by reducing use of outside consultants. Additionally, the communications industry is in a period of consolidation, which could reduce our client base, eliminate future opportunities or create conflicts of interest among clients. As a result, current industry conditions may continue to harm our business, financial condition and results of operations.

A significant customer committed to a consulting service agreement for which $7.4 million of consulting fees are required to be utilized in fiscal year 2002. That customer is experiencing financial difficulties. If the customer is unable to meet its commitment, that could harm our results of operations in future fiscal periods.

WE ARE DEPENDENT ON A LIMITED NUMBER OF LARGE CUSTOMERS FOR A MAJOR PORTION OF OUR REVENUES, AND THE LOSS OF A MAJOR CUSTOMER COULD SUBSTANTIALLY REDUCE REVENUES AND HARM OUR BUSINESS AND LIQUIDITY

We derive a substantial portion of our revenues from a relatively limited number of clients. For example, during fiscal year 2001, revenues from our ten most significant clients accounted for approximately 60.6% of revenues. The services required by any one client may be affected by industry consolidation or adverse industry conditions, technological developments, economic slowdown or internal budget constraints. As a result, the volume of work performed for specific clients varies from period to period, and a major client in one period may not use our services in a subsequent period.

Our services are often sold under short-term engagements and most clients can reduce or cancel their contracts with little or no penalty or notice. Our operating results may suffer if we are unable to rapidly re-deploy consultants if a client defers, modifies or cancels a project. Consequently, you should not predict or anticipate our future revenue based on the number of clients we have or the number and scope of our existing engagements.

OUR REVENUES AND OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY FROM QUARTER-TO-QUARTER, AND FLUCTUATIONS IN OUR OPERATING RESULTS COULD CAUSE OUR STOCK PRICE TO DECLINE

Our revenue and operating results may vary significantly from quarter-to-quarter due to a number of factors. In future quarters, our operating results may be below the expectations of public market analysts or investors, and the price of our common stock may decline. This is especially true under present economic conditions impacting the communications industry, a typical result being fewer opportunities and discounted pricing. Factors that could cause quarterly fluctuations include:

- the beginning and ending of significant contracts during a quarter;

- the size and scope of assignments;

- the form of customer contracts changing primarily from time and materials to fixed price or contingent fee, based on project results;

- consultant turnover, utilization rates and billing rates;

- the loss of key consultants, which could cause clients to end their relationships with us;

- the ability of clients to terminate engagements without penalty;

- fluctuations in demand for our services resulting from budget cuts, project delays, industry downturns or similar events;

- clients' decisions to divert resources to other projects, which may limit clients' resources that would otherwise be allocated to services we could provide;

- reductions in the prices of services offered by our competitors;

- fluctuations in the communications market and economic conditions;

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

WE HAVE MADE SEVERAL ACQUISITIONS AND MAY CONTINUE TO MAKE ACQUISITIONS, WHICH ENTAIL RISKS THAT COULD HARM OUR FINANCIAL PERFORMANCE OR STOCK PRICE, AND MAY BE DILUTIVE TO EXISTING SHAREHOLDERS

As part of our business strategy, we have made and will likely continue to make acquisitions. Any future acquisition would be accompanied by the risks commonly encountered in acquisitions. These risks include:

- the difficulty associated with assimilating the personnel and operations of acquired companies;

- the potential disruption of our existing business;

- adverse effects on our financial statements, including one-time write-offs and assumption of liabilities of acquired businesses; and

- paying too much for an acquired company.

If we make acquisitions and any of these problems materialize, these acquisitions could negatively affect our operations, profitability and financial operations.

In addition, the Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" which is to be adopted for all business combinations initiated after June 30, 2001, and SFAS No. 142 "Accounting for Goodwill and Intangibles", which prohibits the amortization of all goodwill after fiscal year 2001. The impact of SFAS 142 will require the annual evaluation of goodwill to determine if an impairment of goodwill has occurred. If an impairment of goodwill is deemed to have occurred, this could negatively affect our consolidated results of operations. The Company is currently assessing what impact, if any, these accounting standards might have on the Company's consolidated financial statements.

IF CURRENT MARKET CONDITIONS WITHIN THE COMMUNICATIONS INDUSTRY CONTINUE, OUR FINANCIAL POSITION AND LIQUIDITY MAY BE DIMINISHED, AND FUNDING FROM THE CAPITAL MARKETS MAY NOT BE AVAILABLE.

The contraction of the communications industry negatively impacted the Company's revenues and profitability in 2001. The Company believes it currently has sufficient cash resources, however, if existing funds are utilized in operations and acquisitions, it may be difficult to raise additional capital.

WE MUST CONTINUE TO ATTRACT AND RETAIN QUALITY CONSULTANTS, AND OUR INABILITY TO DO SO WOULD IMPAIR OUR ABILITY TO SERVICE EXISTING ENGAGEMENTS OR UNDERTAKE NEW ENGAGEMENTS, RESULTING IN A DECLINE IN OUR REVENUES AND INCOME

We must attract a significant number of new consultants to implement growth plans. The number of potential consultants that meet our hiring criteria is relatively small, and there is significant competition for these consultants from direct competitors and others in the communications industry. Competition for these consultants may result in significant increases in our costs to attract and retain the consultants, which could reduce our margins and profitability. In addition, we will need to attract consultants in international locations, principally Europe, to support our international growth plans. We have limited experience in recruiting internationally, and we may not be able to do so. Any inability to recruit new consultants or retain existing consultants could impair our ability to service existing engagements or undertake new engagements. If we are unable to attract and retain quality consultants, revenues and profitability would decline.

THE MARKET IN WHICH WE COMPETE IS INTENSELY COMPETITIVE, AND ACTIONS BY COMPETITORS COULD RENDER OUR SERVICES LESS COMPETITIVE, CAUSING REVENUES AND INCOME TO DECLINE

The market for consulting services to communications companies is intensely competitive, highly fragmented and subject to rapid change. Competitors include general management consulting firms, the consulting practices of "Big Five" accounting firms, most of which have practice groups focused on the communications industry, and local or regional firms specializing in communications services. In addition, major global outsourcing firms like International Business Machines Corporation (IBM), Electronic Data Systems Corporation (EDS) and Computer Sciences Corporation (CSC) have become more significant competitors recently due to the outsource of certain business support system (BSS) and operating support system (OSS) operations to them. Some of these competitors have also formed strategic alliances with communications and technology companies serving the industry. We also compete with internal resources of our clients. Although non-exhaustive, a partial list of our competitors includes:

- American Management Systems;

- Accenture;

- Booz-Allen & Hamilton;

- The Boston Consulting Group;

- Cap Gemini Ernst & Young;

- KPMG;

- PricewaterhouseCoopers; and

- McKinsey & Company.

Many information technology-consulting firms also maintain significant practice groups devoted to the communications industry. Many of these companies have a national and international presence and may have greater personnel, financial, technical and marketing resources. We may not be able to compete successfully with our existing competitors or with any new competitors.

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

WE HAVE EXPERIENCED RAPID ORGANIC GROWTH IN OUR BUSINESS PRIOR TO 2001, AND HAVE ACQUIRED SEVERAL COMPANIES IN RECENT FISCAL YEARS. IF OUR BUSINESS GROWS IN THE FUTURE AND OUR OPERATING RESULTS IMPROVE, OUR OPERATIONAL INFRASTRUCTURE MAY NOT BE ABLE TO SUPPORT GROWTH AND INTEGRATION

If industry conditions improve and we experience a period of rapid growth in the future, managerial and operational resources may be strained. Additionally, the consolidation of corporate and administrative functions in connection with acquisition integration may also strain leadership and resources. To support any future growth, our organizational infrastructure must grow accordingly.

To manage the growth of our operations and personnel, we must:

- improve existing and implement new operational, financial and management controls, reporting systems and procedures;

- maintain and expand our financial management information systems; and

- effectively integrate operational, financial and management controls, report systems and procedures.

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

WE MUST CONTINUALLY ENHANCE OUR SERVICES TO MEET THE CHANGING NEEDS OF OUR CUSTOMERS OR WE MAY LOSE FUTURE BUSINESS TO OUR COMPETITORS

Our future success will depend upon our ability to enhance existing services and to introduce new services to meet the requirements of our customers in a rapidly developing and evolving market. Present or future services may not satisfy the needs of the communications market. If we are unable to anticipate or respond adequately to customer needs, lost business may result and our financial performance will suffer.

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

- language and cultural differences;

- changes in foreign communications markets;

- increased cost of marketing and servicing international clients;

- general political and economic trends; and

- expropriations of assets, including bank accounts, intellectual property and physical assets by foreign governments.

Accordingly, we may not be able to successfully execute our business plan in foreign markets. If we are unable to achieve anticipated levels of revenues from international operations, our overall revenues and profitability may decline.

IF INTERNATIONAL BUSINESS VOLUMES INCREASE, WE MAY BE EXPOSED TO GREATER FOREIGN CURRENCY EXCHANGE RISKS, WHICH COULD RESULT IN INCREASED EXPENSES AND DECLINING PROFITABILITY

Although revenues derived from our international engagements declined in 2001, they continue to represent a significant number of our engagements. Some international engagements are denominated in the local currency of the clients. Expenses incurred in delivering these services, consisting primarily of consultant compensation, are typically denominated in U.S. dollars. To the extent that the value of a currency in which billings are denominated decreases in relation to the U.S. dollar or another currency in which expenses are denominated, our operating results and financial condition could be harmed. We may hedge our foreign currency exposure from time to time, but hedging may not be effective.

WE ARE DEPENDENT ON A LIMITED NUMBER OF KEY PERSONNEL, AND THE LOSS OF THESE INDIVIDUALS COULD HARM OUR COMPETITIVE POSITION AND FINANCIAL PERFORMANCE

Our business consists primarily of the delivery of professional services and, accordingly, our success depends upon the efforts, abilities, business generation capabilities and project execution of our executive officers and key consultants. Our success is also dependent upon the managerial, operational, marketing, and administrative skills of our executive officers, particularly Richard Nespola, our President and Chief Executive Officer. The loss of any executive officer or key consultant or group of consultants, or the failure of these individuals to generate business or otherwise perform at or above historical levels, could result in a loss of customers or revenues, and could therefore harm our financial performance.

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

IF WE FAIL TO DEVELOP LONG-TERM RELATIONSHIPS WITH OUR CUSTOMERS, OUR SUCCESS WOULD BE JEOPARDIZED

A substantial majority of our business is derived from repeat customers. Future success depends to a significant extent on our ability to develop long-term relationships with successful communications providers who will give new and repeat business. Inability to build long-term customer relations would result in declines in our revenues and profitability.

A LARGE NUMBER OF PERSONNEL ARE CLASSIFIED AS INDEPENDENT CONTRACTORS FOR TAX AND EMPLOYMENT LAW PURPOSES, AND IF THESE PERSONNEL WERE TO BE RECLASSIFIED AS EMPLOYEES, WE COULD BE SUBJECT TO BACK TAXES, INTEREST, PENALTIES AND OTHER LEGAL CLAIMS

We provide a significant percentage of our consulting services through independent contractors and, therefore, do not pay federal or state employment taxes or withhold income taxes for such persons. Further, we generally do not include these independent contractors in our benefit plans. In the future, the IRS and state authorities may challenge the status of consultants as independent contractors. Independent subject matter experts may also initiate proceedings to seek reclassification as employees under state law. In either case, if persons engaged by us as independent subject matter experts are determined to be employees by the IRS or any state taxation department, we would be required to pay applicable federal and state employment taxes and withhold income taxes with respect to such persons, and could become liable for amounts required to be paid or withheld in prior periods along with penalties. In addition, we could be required to include such persons in our benefit plans retroactively and going forward. Any challenge by the IRS or state authorities or individuals resulting in a determination that a substantial number of persons we have classified as independent subject matter experts are actually employees could subject us to liability for back taxes, interest and penalties, which would harm our profitability.

WE COULD BE SUBJECT TO CLAIMS FOR PROFESSIONAL LIABILITY, WHICH COULD HARM OUR FINANCIAL PERFORMANCE

As a provider of professional services, we face the risk of liability claims. A liability claim brought against us could harm our business. We may also be subject to claims by clients for the actions of our consultants and employees arising from damages to clients' business or otherwise.

In particular, we are currently a defendant in litigation brought by the bankruptcy trustee of a former client. This litigation seeks to recover at least $1.85 million for breach of contract, breach of fiduciary duties and negligence. In addition, this litigation seeks to recover $320,000 in consulting fees paid by the former client.

THE MARKET PRICE OF OUR COMMON STOCK IS VOLATILE, AND INVESTORS MAY EXPERIENCE INVESTMENT LOSSES

The market price of our common stock is volatile and has declined significantly from its initial public offering price. Our stock price could continue to decline or fluctuate in response to a variety of factors, including:

- variations in quarterly operating results;

- announcements of technological innovations that render talent outdated;

- future trends in the communications industry;

- acquisitions or strategic alliances by the Company or others in the industry;

- failure to achieve financial analysts' or other estimates of results of operations for any fiscal period;

- changes in estimates of performance or recommendations by financial analysts;

- any further reduction in our revenues or profits during 2002; and

- adverse market conditions in the communications industry and the economy as a whole.

In addition, the stock market itself experiences significant price and volume fluctuations. These fluctuations particularly affect the market prices of the securities of many high technology and communications companies. Our stock price tends to track the stock price of communications companies, which declined substantially in 2001 and may continue to be depressed in 2002. These broad market fluctuations could continue to harm the market price of our common stock.

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

PRINCIPAL STOCKHOLDERS, EXECUTIVE OFFICERS AND DIRECTORS HAVE SUBSTANTIAL CONTROL OVER OUR VOTING STOCK AND MAY MAKE DECISIONS THAT ARE NOT IN THE BEST INTEREST OF OUR OTHER STOCKHOLDERS

Executive officers, directors and stockholders owning more than five percent of our outstanding common stock (and their affiliates) own a majority of our outstanding common stock. As a result, such persons, acting together, have the ability to substantially influence all matters submitted to the stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets) and to control our management and affairs. Concentration of ownership of our common stock may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, even if such a transaction would be beneficial to our other stockholders.

WE USED TO BE TAXED UNDER SUBCHAPTER "S" OF THE INTERNAL REVENUE CODE, AND CLAIMS OF TAXING AUTHORITIES RELATED TO PRIOR SUBCHAPTER "S" CORPORATION STATUS COULD HARM US

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

WE MAY SEEK TO RAISE ADDITIONAL FUNDS, AND ADDITIONAL FUNDING MAY BE DILUTIVE TO STOCKHOLDERS OR IMPOSE OPERATIONAL RESTRICTIONS

Any additional equity financing may be dilutive to our stockholders and debt financing, if available, may involve restrictive covenants, which may limit our operating flexibility with respect to certain business matters. If additional funds are raised through the issuance of equity securities, the percentage ownership of stockholders will be reduced. Our stockholders may also experience additional dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock.

ANTI-TAKEOVER PROVISIONS AND OUR RIGHT TO ISSUE PREFERRED STOCK COULD MAKE A THIRD PARTY ACQUISITION DIFFICULT

Our certificate of incorporation, bylaws, and anti-takeover provisions of Delaware law could make it more difficult for a third party to acquire control, even if a change in control would be beneficial to stockholders. In addition, our bylaws provide for a classified board, with board members serving staggered three-year terms. The Delaware anti-takeover provisions and the existence of a classified board could make it more difficult for a third party to acquire us.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

For information about foreign and domestic operations, see Note 4 of Notes to Consolidated Financial Statements.

ITEM 2. PROPERTY

The Company's principal executive offices are located in a 4,305 square foot facility in Overland Park, Kansas. This facility houses the executive, corporate and administrative offices and is under a lease which expires in August 2005. In addition to the executive offices, the Company also leases an 8,175 square foot facility in Bethesda, Maryland for its TMNG Marketing subsidiary, a 14,996 square foot facility in Lanham, Maryland for its TMNG Technology subsidiary, and a 21,884 square foot facility in Boston, Massachusetts acquired in the transaction with Cambridge Strategic Management Group, Inc. The Company plans to close its Lanham office during the first quarter of 2002.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in legal proceedings and litigation arising in the ordinary course of business. In addition, customer bankruptcies could result in a claim on collected balances for professional services near the bankruptcy filing date. While resolution of legal proceedings, claims and litigation may have an impact on the financial results for the period in which it is resolved, the Company believes that the ultimate disposition of these matters will not have a material adverse effect upon its consolidated results of operations, cash flows or financial position.

In June 1998, the bankruptcy trustee of a former client, Communications Network Corporation, sued TMNG for a total of $320,000 in the U.S. Bankruptcy Court in New York seeking recovery of $160,000 alleging an improper payment of consulting fees paid by the former client during the period from July 1, 1996, when an involuntary bankruptcy proceeding was initiated against the former client, through August 6, 1996, when the former client agreed to an order for relief in the bankruptcy proceeding, and $160,000 in consulting fees paid by the former client after August 6, 1996.

The bankruptcy trustee has also sued TMNG for at least $1.85 million for breach of contract, breach of fiduciary duties and negligence. Although assurance cannot be given as to the ultimate outcome of this proceeding, TMNG believes the Company has meritorious defenses to the claims made by the bankruptcy trustee, including particularly the claims for breach of contract, breach of fiduciary duty and negligence, and that the ultimate resolution of this matter will not materially harm our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

TMNG's Common Stock is quoted on the Nasdaq National Market under the symbol TMNG. The high and low closing price per share for the Common Stock for the fiscal years ending December 29, 2001 and December 30, 2000 by quarter were as follows:

                                            High           Low
First quarter, fiscal year 2001            $14.19        $ 4.50
Second quarter, fiscal year 2001           $ 7.38        $ 3.10
Third quarter, fiscal year 2001            $ 6.97        $ 4.86
Fourth quarter, fiscal year 2001           $ 7.20        $ 5.65

                                            High           Low
First quarter, fiscal year 2000            $40.38        $22.00
Second quarter, fiscal year 2000           $39.50        $12.00
Third quarter, fiscal year 2000            $38.00        $19.44
Fourth quarter, fiscal year 2000           $21.00        $ 7.00

The above information reflects inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

As of March 20, 2002, the closing price of our Common Stock was $5.50 per share. At such date, there were approximately 165 holders of record of the Company's Common Stock.

Holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available therefor. To date, TMNG has not paid any cash dividends on its Common Stock and does not expect to declare or pay any cash or other dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below have been derived from the Company's consolidated financial statements. The data presented below should be read in conjunction with Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 8. -- Consolidated Financial Statements and the notes thereto and other financial information appearing elsewhere in this Annual Report on Form 10-K.

                                                                              FISCAL YEAR ENDED
                                                         ----------------------------------------------------------------
                                                         December 31,  January 2,  January 1,  December 30,  December 29,
                                                             1997         1999        2000         2000          2001
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

Revenues ............................................      $ 20,184     $ 32,103    $ 50,322     $ 77,727      $ 54,832
Cost of services:
  Direct cost of services ...........................        11,384       17,411      26,109       40,396        27,347
  Equity related charges ............................                        239       2,780        5,519         2,322
                                                           --------     --------    --------     --------      --------
          Total cost of services ....................        11,384       17,650      28,889       45,915        29,669
                                                           --------     --------    --------     --------      --------
Gross profit ........................................         8,800       14,453      21,433       31,812        25,163

Operating expenses:
  Selling, general and administrative expenses ......         3,280        6,158       9,777       16,024        16,767
  Equity related charges ............................                         22       1,998        1,564           843
  Goodwill and intangibles amortization .............                                                 621         1,996
                                                           --------     --------    --------     --------      --------
          Total operating expenses ..................         3,280        6,180      11,775       18,209        19,606
                                                           --------     --------    --------     --------      --------
Income from operations ..............................         5,520        8,273       9,658       13,603         5,557

Other income (expense):
  Interest income ...................................             6           18         277        3,327         2,433

  Interest expense ..................................           (30)      (2,054)     (1,998)                       (14)
  Other, net ........................................             8           88         (68)        (152)           (8)
                                                           --------     --------    --------     --------      --------
          Total other income (expense) ..............           (16)      (1,948)     (1,789)       3,175         2,411
Income before provision for income taxes and
  extraordinary item ................................         5,504        6,325       7,869       16,778         7,968
Provision for income taxes ..........................                     (3,282)     (3,208)      (6,711)       (2,360)
                                                           --------     --------    --------     --------      --------
Income before extraordinary item ....................         5,504        3,043       4,661       10,067         5,608
Extraordinary item, net of taxes ....................                                   (200)
                                                           --------     --------    --------     --------      --------
Net income ..........................................      $  5,504     $  3,043    $  4,461     $ 10,067      $  5,608
                                                           ========     ========    ========     ========      ========

Net income before extraordinary item per common share
  Basic .............................................      $   0.24     $   0.14    $   0.20     $   0.36      $   0.19
                                                           ========     ========    ========     ========      ========
  Diluted ...........................................      $   0.24     $   0.13    $   0.20     $   0.34      $   0.18
                                                           ========     ========    ========     ========      ========
Net income per common share
  Basic .............................................      $   0.24     $   0.14    $   0.19     $   0.36      $   0.19
                                                           ========     ========    ========     ========      ========
  Diluted ...........................................      $   0.24     $   0.13    $   0.19     $   0.34      $   0.18
                                                           ========     ========    ========     ========      ========
Weighted average common shares outstanding
  Basic .............................................        22,500       22,500      23,056       28,110        29,736
                                                           ========     ========    ========     ========      ========
  Diluted ...........................................        22,500       22,944      23,807       29,208        30,774
                                                           ========     ========    ========     ========      ========
Pro forma provision for income taxes ................      $ (2,202)    $ (2,530)
                                                           ========     ========
Pro forma net income ................................      $  3,302     $  3,795
                                                           ========     ========
S corporation distributions .........................      $  2,600     $  4,664
                                                           ========     ========


                                                                 FISCAL YEAR ENDED
                                            ----------------------------------------------------------------
                                            December 31,  January 2,  January 1,  December 30,  December 29,
                                                1997         1999        2000         2000          2001
                                            ------------  ----------  ----------  ------------  ------------
CONSOLIDATED BALANCE SHEET DATA:

Net working capital .....................     $ 4,689     $  6,025      $61,419     $ 89,148     $ 94,569
Total assets ............................       5,483       11,006       67,382      119,429      129,042
Total debt (including current debt) .....                   26,017                                    338
Total Stockholders' Equity (deficiency in
  assets) ...............................     $ 4,709     $(18,271)     $63,437     $111,472     $123,992


Before February 12, 1998, the Company was a subchapter S corporation and, accordingly, federal and state income taxes were paid at the stockholder level only. Upon consummation of a leveraged recapitalization in 1998, the Company terminated its subchapter S corporation status and, accordingly became subject to federal and state income taxes. The pro forma income statement information reflects adjustments to historical net income as if the Company had not elected subchapter S corporation status for federal and state income tax purposes.

On November 22, 1999, the Securities and Exchange Commission declared TMNG's Registration Statement on Form S-1 (File No. 333-87383) effective. On November 23, 1999, TMNG closed its offering of an aggregate of 4,615,000 shares of TMNG Common Stock at an aggregate offering price of $78.5 million. Net proceeds to TMNG, after deducting underwriting discounts and commissions of $5.5 million and offering expenses of $1.6 million, were $71.6 million.

On November 29, 1999 TMNG used $22.3 million of the proceeds from its initial public offering to repay all indebtedness.

On August 2, 2000, the Securities and Exchange Commission declared TMNG's Registration Statement on Form S-

1 (File No. 333-40864) effective. On August 2, 2000, TMNG closed its offering of an aggregate of 3,000,000 shares of TMNG Common Stock at an aggregate offering price of $68.6 million. Net proceeds to TMNG, after deducting underwriting discounts and commissions of $1.1 million and offering expenses of $728,000 were $20.9 million. Proceeds were used for working capital, general corporate purposes and as possible consideration for acquisitions.

On September 5, 2000, the Company completed its acquisition of The Weathersby Group, Inc. ("TWG"), a Maryland corporation. The acquisition resulted in a total purchase price of approximately $19.2 million consisting of $11.2 million cash and $8.0 million in TMNG stock. Additionally, TMNG incurred direct costs of $1.5 million related to the acquisition.

On September 5, 2001, the Company completed its acquisition of Tri-Com, a Maryland corporation. The acquisition resulted in a total purchase price of approximately $5.2 million consisting of $1.8 million cash and $3.0 million in TMNG stock. Additionally, TMNG incurred direct costs of approximately $160,000 related to the acquisition and recorded this amount as an increase to purchase price. In addition to the above-mentioned costs, TMNG recorded approximately $216,000 as an increase to purchase price in connection with the exchange of the Company's stock options for vested stock appreciation rights held by Tri-Com employees at the time of the acquisition.

On March 6, 2002, the Company completed its acquisition of CSMG, a Delaware corporation. The acquisition resulted in a total purchase price of approximately $46.5 million consisting of $33.0 million cash and $13.5 million in TMNG stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Cautionary statement regarding forward-looking information

With the exception of historical information, this report on Form 10-K contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995 and identified by such words as "will be," "intend," "continue," "believe," "may," "expect," "hope," "anticipate," "goal," "forecast" or other comparable terms. The Company's actual financial condition, results of operations or business may vary materially from those contemplated by such forward looking statements and involve various risks and uncertainties, including but not limited to those discussed in Item 1, "Business - Risk Factors." Investors are cautioned not to place undue reliance on any forward-looking statements.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company included in this Annual Report on Form 10-K. The forward-looking statements included in this discussion and elsewhere in this Form 10-K involve risks and uncertainties, including anticipated financial performance, business prospects, industry trends, shareholder returns and other matters, which reflect management's best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results and other expectations expressed in the Company's forward-looking statements as a result of a number of factors, including but not limited to those discussed in this Item and in Item 1 "Business - Risk Factors."

OVERVIEW

TMNG reports its financial data where each quarter is 13 weeks and ends on a Saturday. As a result, the fiscal year end is the Saturday which is 13 weeks from the end of the third fiscal quarter. Fiscal years 2001 and 2000 therefore ended on December 29, 2001 and December 30, 2000, respectively. The words fiscal year refer to the fiscal year most closely coinciding with the related calendar year.

Revenues consist of consulting fees for professional services and related expense reimbursements. A substantial majority of all consulting services are contracted on a time and materials basis not to exceed a negotiated contract price. Fixed price contracts generally involve immaterial amounts and are of a short duration. Substantially all revenues are recognized in the period in which the service is performed. Generally a client relationship begins with a short-term engagement utilizing a few consultants. TMNG's sales strategy focuses on building long-term relationships with both new and existing clients to gain additional engagements within existing accounts and referrals for new clients. Strategic alliances with other companies are also used to sell services. TMNG anticipates that the Company will continue to do so in the future. Because TMNG is a consulting company, the Company experiences fluctuations in revenues derived from clients during the course of a project lifecycle. As a result, the volume of work performed for specific clients varies from period to period and a major client from one period may not use TMNG services in another period. In addition, clients generally may end their engagements with little or no penalty or notice. If a client engagement ends earlier than expected, the Company must re-deploy professional service personnel as any resulting unbillable time could harm margins.

Cost of services consists primarily of client-related compensation for consultants who are employees and amortization of equity related non-cash charges incurred in connection with pre-initial public offering grants of equity securities primarily to consultants, as well as fees paid to independent subject matter expert organizations and related expense reimbursements. Employee compensation includes certain unbillable time, training, vacation time, benefits and payroll taxes. Annual gross margins have ranged from 40.9% to 45.9% during the period from 1997 to 2001. Margins are primarily impacted by the type of consulting services provided, the size of service contracts and negotiated volume discounts, changes in TMNG pricing policies and those of competitors, utilization rates of consultants and independent subject matter experts; and employee and independent subject matter expert costs associated with a competitive labor market.

Operating expenses include selling, general and administrative expenses as well as equity related non-cash amortization charges incurred in connection principally with pre-initial public offering grants of equity securities primarily to principals and certain senior executives. Sales and marketing expenses consist primarily of personnel salaries, bonuses, and related costs for direct client sales efforts and marketing staff. The Company primarily uses a relationship sales model in which partners, principals and senior consultants generate revenues. In addition, sales and marketing expense includes costs associated with marketing collateral, product development, trade shows and advertising. To increase market awareness of the Company, TMNG intends to continue to expand its direct and indirect marketing and advertising efforts, both domestically and internationally. General and administrative expenses consist mainly of accounting and recruiting personnel costs, insurance, rent, and outside professional services incurred in the normal course of business.

CRITICAL ACCOUNTING POLICIES

The significant accounting policies of TMNG are summarized in Note 1 to the consolidated financial statements included in Item 8 of this report.

While the selection and application of any accounting policy may involve some level of subjective judgments and estimates, we believe the following accounting policies are the most critical to our consolidated financial statements, potentially involve the most subjective judgments in their selection and application, and are the most susceptible to uncertainties and changing conditions:

     -    Allowance for Doubtful Accounts

     -    Impairment of Goodwill and Other Intangibles

     -    Revenue Recognition

Allowance for Doubtful Accounts - Substantially all of our receivables are owed by companies in the communications industry, whose recent challenges are described in Item 1, "Business." We typically bill customers for our services after all or a portion of the services have been performed and require customers to pay immediately. We attempt to control our credit risk by being diligent in credit approvals, limiting the amount of credit extended to customers and monitoring our customers' payment record and credit status as work is being performed for them.

We recorded bad debt expense in the amounts of $812,000, $1,004,000 and $706,000 for fiscal years 2001, 2000 and 1999, respectively, and our allowance for doubtful accounts totaled $517,000, $766,000 and $350,000 at the end of fiscal years 2001, 2000 and 1999, respectively. The calculation of these amounts are based on our judgment about the anticipated default rate on receivables owed to us as of the end of the reporting period. That judgment was based on our uncollected account experience in prior years and our ongoing evaluation of the credit status of our customers and the communications industry in general.

We have endeavored to mitigate our credit risk by concentrating our marketing efforts on the largest and most stable companies in the communications industry and by tightly controlling the amount of credit provided to customers. If we are unsuccessful in these efforts, or if more of our customers file for bankruptcy or experience financial difficulties, it is possible that our allowance for doubtful accounts will be insufficient and we will have a greater bad debt loss than the amount we reserved, which would adversely affect our cash flow and financial performance.

Impairment of Goodwill and Other Intangibles - Goodwill and other intangibles arising from our acquisitions are subjected to periodic review for impairment. Any impairment charge would be based on the most recent estimates of the recoverability of the recorded goodwill and intangibles balances. If the value we assigned to goodwill and other intangibles acquired in an acquisition was higher than the amounts we currently would expect to realize from the acquired company, we would be required to write down these assets, which would adversely affect our financial position and results of operations.

Revenue Recognition - Historically, most of our consulting practice contracts have been on a fee-for-services basis, in which customers are billed for time and materials expended in performing their contracts. We have recognized revenue from customer contracts in the period in which our services are performed.

As we adapt to changes in the communications consulting industry, we may be required to, or may elect to, enter into more fixed fee or contingent fee contracts with our customers, in which our compensation could be based on savings or other variable results achieved, rather than time spent. These types of contracts are typically more results-oriented and are subject to greater risk than traditional fee-for-service contracts. CSMG, which we acquired in March 2002, has entered into a significant number of contingent fee consulting contracts in the past and may continue to do so in the future. Judgments about the timing and amount of revenue recognized on contingent fee contracts are more subjective, and are subject to greater uncertainties, than traditional fee-for-services contracts. Due to the contingent nature of the engagements, the timing and amount of revenue recognized on contingent fee contracts may be subject to adjustment or deferral, which could adversely affect our consolidated financial position, results of operations and liquidity.

RESULTS OF OPERATIONS

FISCAL 2001 COMPARED TO FISCAL 2000

                                    REVENUES

Revenues decreased 29.5% to $54.8 million for fiscal year 2001 from $77.7 million for fiscal year 2000. The decrease in revenues was due primarily to a deferral or reduction of management consulting demand by the communications and technology industry resulting primarily from adverse macroeconomic events in this sector during 2001, including reductions in capital funding, business failures, and industry restructurings and reorganizations. Additionally, our international revenue base decreased to 11.7% of total revenues in fiscal year 2001 compared to 23.4% in fiscal year 2000, primarily due to the additional domestic revenue generated by our recently acquired subsidiaries, TMNG Marketing, Inc. and TMNG Technologies, Inc., and the decline in services provided to international customers related to similar adverse macroeconomic events in those markets. Non-consulting revenues recognized by TMNG Technologies represented 1.1% of consolidated revenues for fiscal year 2001, and related to agency commissions received on hardware sales.

                                COST OF SERVICES

Direct cost of services decreased 32.3% to $27.3 million for fiscal year 2001 from $40.4 million for fiscal year 2000. As a percentage of revenues, our gross margin on direct cost of services was 50.1% for fiscal year 2001 compared to 48.0% for fiscal year 2000. The increase in gross margin as a percentage of revenue was attributable primarily to cost reductions negotiated with most of our vendors and the settlement of a customer contract commitment.

Non-cash stock based compensation charges were $2.3 million and $5.5 million for fiscal year 2001 and fiscal year 2000, respectively. Of the $2.3 million compensation charges related to fiscal year 2001, $1.2 million was recorded in connection with pre-initial public offering grants of stock options to employees and non-employee consultants, offset by a $578,000 credit representing a reversal of previously recorded expense attributable to the forfeiture and cancellation of unvested stock options during fiscal year 2001, and $1.7 million was recorded in connection with the warrant issued during the fourth quarter of 1999. The primary reason for the decrease in non-cash stock based compensation charges for fiscal year 2001 compared to fiscal year 2000 was the reduction in the amortization of the deferred compensation charges recorded in connection with pre-initial public offering grants of non-qualified stock options and the warrant. These net charges increased costs of services as a percentage of revenue by 4.2% and 7.1% for fiscal year 2001 and fiscal year 2000, respectively.

                               OPERATING EXPENSES

In total, operating expenses increased to $19.6 million for fiscal 2001, or 7.7% from $18.2 million for fiscal year 2000. The major components of this increase were $1.9 million of goodwill amortization reflecting a full year of amortization on the acquisition of TMNG Marketing, Inc. recorded in fiscal year 2001, versus $621,000 of goodwill amortization recorded in fiscal year 2000, a $721,000 decrease in non-cash stock based compensation charges in fiscal year 2001 compared to fiscal year 2000, and a $743,000 increase in selling, general and administrative expense primarily related to increased personnel costs. As a percentage of revenues, selling, general and administrative expenses increased to 30.6% for fiscal year 2001 from 20.6% of revenues for fiscal year 2000. This percentage increase was primarily attributable to the decrease in revenues in 2001. In the second quarter of fiscal year 2001, management implemented a number of cost-reduction initiatives in selling, general and administrative areas, including additional integration of acquisitions to address the economic slow down within the communications industry. Additionally, late in the third quarter of fiscal year 2001, three of our executive officers, Richard Nespola, Micky Woo and Ralph Peck reduced their aggregate base cash compensation by approximately $450,000 in exchange for grants of non-statutory stock options at fair market value, contributing to the decrease in selling, general and administrative expenses. Results of management's cost reduction initiatives gained traction in the second half of fiscal year 2001, as selling, general and administrative expenses in that half were essentially the same as selling, general and administrative expenses reported in the second half of fiscal year 2000. Management continues to evaluate cost reduction opportunities to better match revenues and costs in the adverse economic environment.

Non-cash stock based compensation charges of $843,000 and $1.6 million for fiscal year 2001 and fiscal year 2000, respectively, were recorded in connection with stock options granted to our partners, principals and certain senior executives and non-employee directors. These charges increased operating expenses as a percentage of revenue by 1.5% and 2.0% for fiscal year 2001 and fiscal year 2000, respectively. The decrease in non-cash stock based compensation charges for fiscal year 2001 compared to fiscal year 2000 was a result of the reduction in the amortization of the deferred compensation charges recorded in connection with pre-initial public offering grants of non-qualified stock options.

                            OTHER INCOME AND EXPENSES

Interest income was $2.4 million and $3.3 million for fiscal year 2001 and fiscal year 2000, respectively, and represented interest earned on invested balances. Interest income decreased during fiscal year 2001 due primarily to the Federal Reserve Bank reducing interest rates during the period, which was partially offset by larger invested cash balances, and the Company's shift to tax-exempt investments and the lower interest rates associated with these investments. We invest in short-term, high-grade investment instruments, and maintain a mix of taxable and tax-exempt instruments as part of our overall investment policy.

Other, net losses were $8,000 and $152,000 for fiscal year 2001 and fiscal year 2000, respectively. The net loss of $152,000 in fiscal year 2000 related primarily to foreign currency transaction losses incurred on projects performed overseas during that year.

                                  INCOME TAXES

Provision for income taxes for fiscal year 2001 as a percentage of pretax income was 29.6% compared to 40.0% for fiscal year 2000. The decrease in income taxes as a percentage of revenue was due primarily to the partial shift of investments by TMNG from taxable to tax-exempt securities that are not taxed at the federal income tax level.

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

Non-cash stock based compensation charges were $5.5 million and $2.8 million for fiscal year 2000 and fiscal year 1999, respectively. These equity charges relate to stock options and warrants granted in 1999 and previously. Of the $5.5 million compensation charges related to fiscal year 2000, $2.7 million was recorded in connection with the issuance of stock options to employees and non-employee consultants and $2.8 million was recorded in connection with the warrant issued during the fourth quarter of 1999. These charges represented 7.1% of revenues for fiscal year 2000 compared to 5.5% for fiscal year 1999.

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

Other, net totaled losses of $152,000 and $68,000 for fiscal year 2000 and fiscal year 1999, respectively, and increased primarily due to foreign currency transaction losses incurred on overseas projects performed during fiscal year 2000.

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

                                  INCOME TAXES

Provision for income taxes for fiscal year 1999 as a percentage of pretax income was 40.8% compared to 51.9% for fiscal year 1998. The 51.9% effective tax rate for fiscal year 1998 exceeded the statutory federal income tax rate primarily due to the establishment of net deferred taxes upon conversion to a C corporation on February 12, 1998 in connection with the leveraged recapitalization and state income taxes. These increases in income tax expense were partially reduced by the exclusion of net income prior to February 12, 1998, representing S corporation net income. Prior to the conversion to a C corporation on February 12, 1998, TMNG did not report tax expense as an S corporation.

SUMMARY OF QUARTERLY RESULTS OF OPERATIONS -- UNAUDITED

                                                                          QUARTER ENDED
                                                      -----------------------------------------------------
                                                      APRIL 1,      JULY 1,     SEPTEMBER 30,  DECEMBER 30,
                                                        2000         2000           2000           2000
                                                      --------      -------     -------------  ------------
Revenues .......................................      $ 16,402      $ 19,464      $ 20,003       $ 21,858
                                                      ========      ========      ========       ========
Gross profit ...................................      $  5,957      $  7,354      $  8,462       $ 10,039
                                                      ========      ========      ========       ========
Net income .....................................      $  1,678      $  2,253      $  3,060       $  3,076
                                                      ========      ========      ========       ========
Basic net income per common share ..............      $   .061      $   .082      $   .108       $   .105
                                                      ========      ========      ========       ========
Diluted net income per common share ............      $   .059      $   .079      $   .104       $   .102
                                                      ========      ========      ========       ========


                                                                          QUARTER ENDED
                                                      -----------------------------------------------------
                                                      MARCH 31,      JUNE 30,   SEPTEMBER 29,  DECEMBER 29,
                                                        2001          2001          2001           2001
                                                      --------      --------    -------------  ------------
Revenues .......................................      $ 18,334      $ 13,691      $ 12,231       $ 10,576
                                                      ========      ========      ========       ========
Gross profit ...................................      $  8,377      $  6,092      $  5,826       $  4,869
                                                      ========      ========      ========       ========
Net income .....................................      $  2,337      $  1,428      $  1,131       $    713
                                                      ========      ========      ========       ========
Basic net income per common share ..............      $   .079      $   .048      $   .038       $   .024
                                                      ========      ========      ========       ========
Diluted net income per common share ............      $   .077      $   .047      $   .037       $   .023
                                                      ========      ========      ========       ========

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $20.9 million, $10.0 million and $5.0 million for fiscal year 2001, fiscal year 2000 and fiscal year 1999, respectively. Of the $20.9 million of net cash provided by operating activities in 2001, $5.6 million represented an increase due to earnings, with the remainder primarily due to the reduction in accounts receivable reflecting more focused billing and collection activities in 2001 compared to 2000.

Net cash used in investing activities was $5.6 million, $12.3 million and $443,000 for fiscal year 2001, fiscal year 2000 and fiscal year 1999, respectively. Cash used for acquisitions was $4.7 million and $11.6 million in fiscal year 2001 and fiscal year 2000, respectively, and relates to the Tri-Com Computer Services, Inc. and The Weathersby Group, Inc. acquisitions, respectively. Capital expenditures of $724,000, $713,000 and $443,000 for fiscal years 2001, 2000 and 1999, respectively, relate to the capitalization of leasehold improvements, computer equipment and software by the Company. Additionally, during fiscal 2001 the Company made loans to three officers of TMNG, Inc., of which $200,000 was outstanding as of December 29, 2001. The maximum available borrowings under the loan agreements between the three officers and the Company are $1,300,000 in total.

Net cash provided by financing activities was $509,000, $21.4 million and $46.0 million for fiscal years 2001, 2000 and 1999, respectively. Cash provided in fiscal year 2001 related to proceeds from the exercise of employee stock options as well as common stock issued by the Company as part of its employee stock purchase program. Net proceeds from the Company's secondary public offering was $20.9 million in fiscal year 2000. Net proceeds from the Company's initial public offering was $71.6 million in fiscal year 1999. Approximately $22.3 million of the proceeds from the initial public offering was used to repay outstanding debt.

At December 29, 2001, TMNG had approximately $86.4 million in cash and cash equivalents which was reduced to $53.4 million subsequent to the acquisition discussed below. TMNG believes it has sufficient cash to meet anticipated cash requirements, including anticipated capital expenditures and consideration for possible acquisitions, for at least the next 12 months. The Company has established a flexible model that provides a lower fixed cost structure than most consulting firms, enabling TMNG to scale operating cost structures more quickly based on market conditions.

On March 6, 2002, TMNG acquired Cambridge Strategic Management Group, Inc. ("CSMG") of Boston, Massachusetts. In an asset purchase agreement between TMNG and CSMG and the ultimate shareholder of CSMG, TMNG agreed to pay, in exchange for the business and primary assets of CSMG, an amount equal to $46.5 million, as the initial purchase price, payable in 2,892,800 newly-issued and unregistered shares of common stock, representing $13.5 million, calculated in accordance with the provisions of the Asset Purchase Agreement at a fixed price of $4.66 per share, and $33.0 million cash consideration. Funding for the acquisition was provided by available cash resources.

During fiscal year 2001, one member of the TMNG board of directors was also a director of a customer with which TMNG did business. Additionally, during fiscal year 2001, TMNG performed services for one customer of which one member of the TMNG board of directors owns a partial equity interest. The Company earned revenues from these customers of approximately $2.3 million. Additionally, during fiscal year 2001, TMNG made payments of approximately $70,000 to a legal firm of which one member of the TMNG board of directors owns a partial equity interest. Such payments were for legal services related to matters arising in the normal course of business. The above transactions were conducted on an arms-length basis.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not invest excess funds in derivative financial instruments or other market rate sensitive instruments for the purpose of managing its foreign currency exchange rate risk. The Company invests excess funds in short-term investments, the yield of which is exposed to interest rate market risk.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS OF

The Management Network Group, Inc.
Overland Park, Kansas

We have audited the accompanying consolidated balance sheets of The Management Network Group, Inc. and subsidiaries as of December 29, 2001 and December 30, 2000 and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for the fiscal years ended December 29, 2001, December 30, 2000 and January 1, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies as of December 29, 2001 and December 30, 2000, and the results of their operations and their cash flows for the fiscal years ended December 29, 2001, December 30, 2000 and January 1, 2000 in conformity with accounting principles generally accepted in the United States of America.


                                        /s/  DELOITTE & TOUCHE LLP

                                        Kansas City, Missouri
                                        February 13, 2002
                                        (except as to Note 13, which is as of
                                        March 6, 2002)

                       THE MANAGEMENT NETWORK GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS


                                                                            DECEMBER 30,     DECEMBER 29,
                                                                               2000             2001
                                                                            ------------     ------------
CURRENT ASSETS:
  Cash and cash equivalents ..........................................       $  70,583        $  86,396
  Receivables:
     Accounts receivable .............................................          17,985            8,518
     Accounts receivable -- unbilled .................................           8,023            2,962
                                                                             ---------        ---------
                                                                                26,008           11,480
     Less: Allowance for doubtful accounts ...........................            (766)            (517)
                                                                             ---------        ---------
                                                                                25,242           10,963
     Other assets ....................................................           1,280            2,071
                                                                             ---------        ---------
          Total current assets .......................................          97,105           99,430
                                                                             ---------        ---------
Property and Equipment, net ..........................................           1,298            1,686
Goodwill, net ........................................................          18,016           22,147
Intangibles, net .....................................................                            1,191
Deferred Tax Asset ...................................................           3,010            4,080
Other assets .........................................................                              508
                                                                             ---------        ---------
Total Assets .........................................................       $ 119,429        $ 129,042
                                                                             =========        =========
CURRENT LIABILITIES:
  Trade accounts payable .............................................       $   1,282        $     210
  Accrued payroll, bonuses and related expenses ......................           4,722            1,393
  Other accrued liabilities ..........................................           1,953            3,258
                                                                             ---------        ---------
          Total current liabilities ..................................           7,957            4,861
                                                                             ---------        ---------
Noncurrent liabilities ...............................................                              189

STOCKHOLDERS' EQUITY;
  Common stock:
     Voting -- $.001 par value, 100,000,000 shares authorized;
     29,465,808 shares issued and outstanding on December 30,
     2000, 30,204,919 shares issued and outstanding on
     December 29, 2001 ...............................................              29               30
  Preferred stock -- $.001 par value, 10,000,000 shares
     authorized; no shares issued or outstanding
  Additional paid-in capital .........................................         136,917          141,451
  Accumulated deficit ................................................         (22,071)         (16,463)
  Accumulated other comprehensive income --
   Foreign currency translation adjustment ...........................              35               17
  Unearned compensation ..............................................          (3,438)          (1,043)
                                                                             ---------        ---------
          Total stockholders' equity .................................         111,472          123,992
                                                                             ---------        ---------
Total Liabilities and Stockholders' Equity ...........................       $ 119,429        $ 129,042
                                                                             =========        =========

                 See notes to consolidated financial statements.

                       THE MANAGEMENT NETWORK GROUP, INC.

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                           FISCAL YEAR ENDED
                                                               -----------------------------------------
                                                               JANUARY 1,     DECEMBER 30,  DECEMBER 29,
                                                                  2000           2000           2001
                                                               ----------     ----------    ------------
Revenues .................................................      $ 50,322       $ 77,727       $ 54,832
Cost of Services:
  Direct cost of services ................................        26,109         40,396         27,347
  Equity related charges .................................         2,780          5,519          2,322
                                                                --------       --------       --------
          Total cost of services .........................        28,889         45,915         29,669
                                                                --------       --------       --------
Gross Profit .............................................        21,433         31,812         25,163
Operating Expenses:
  Selling, general and administrative ....................         9,777         16,024         16,767
  Equity related charges .................................         1,998          1,564            843
  Goodwill and intangibles amortization ..................                          621          1,996
                                                                --------       --------       --------
          Total operating expenses .......................        11,775         18,209         19,606
                                                                --------       --------       --------
Income From Operations ...................................         9,658         13,603          5,557
Other Income (Expense):
  Interest income ........................................           277          3,327          2,433
  Interest expense .......................................        (1,998)                          (14)
  Other, net .............................................           (68)          (152)            (8)
                                                                --------       --------       --------
          Total other income (expense) ...................        (1,789)         3,175          2,411
                                                                --------       --------       --------
Income Before Provision for Income Taxes and Extraordinary
  Item ...................................................         7,869         16,778          7,968
Provision for Income Taxes ...............................        (3,208)        (6,711)        (2,360)
                                                                --------       --------       --------
Income Before Extraordinary Item .........................         4,661         10,067          5,608
Extraordinary Item .......................................
  Loss on debt extinguishment, net of tax benefit of $133           (200)
                                                                --------       --------       --------
Net Income ...............................................         4,461         10,067          5,608
Other Comprehensive Income (Loss) --
  Foreign currency translation adjustment.................            (4)            37            (18)
                                                                --------       --------       --------
Comprehensive Income .....................................      $  4,457       $ 10,104        $ 5,590
                                                                ========       ========        =======
Income Before Extraordinary Item Per Common Share
  Basic ..................................................      $   0.20       $   0.36       $   0.19
                                                                ========       ========       ========
  Diluted ................................................      $   0.20       $   0.34       $   0.18
                                                                ========       ========       ========
Net Income Per Common Share
  Basic ..................................................      $   0.19       $   0.36       $   0.19
                                                                ========       ========       ========
  Diluted ................................................      $   0.19       $   0.34       $   0.18
                                                                ========       ========       ========
Shares Used in Calculation of Income Before Extraordinary
  Item and Net Income Per Common Share
  Basic ..................................................        23,056         28,110         29,736
                                                                ========       ========       ========
  Diluted ................................................        23,807         29,208         30,774
                                                                ========       ========       ========


                 See notes to consolidated financial statements.

                       THE MANAGEMENT NETWORK GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                             FISCAL YEAR ENDED
                                                                 -----------------------------------------
                                                                 JANUARY 1,    DECEMBER 30,   DECEMBER 29,
                                                                    2000           2000           2001
                                                                 ----------    -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...............................................      $  4,461       $ 10,067       $  5,608
  Add-back: Extraordinary item .............................           200
                                                                  --------       --------       --------
  Income before extraordinary item .........................         4,661         10,067          5,608
  Adjustments to reconcile income before extraordinary item
    to net cash provided by operating activities:
    Depreciation and amortization ..........................           275            910          2,543
    Stock option and bonus share compensation ..............         4,778          7,083          3,165
    Income tax benefit(increase) realized upon
     exercise of stock options .............................           412          1,499             (9)
    Provision for deferred income taxes ....................        (1,952)        (1,847)           111
    Loss on disposition of assets ..........................             2
    Other changes in operating assets and liabilities, net
      of business acquisitions:
      Accounts receivable ..................................        (2,057)        (6,279)         9,546
      Accounts receivable -- unbilled ......................        (1,612)        (3,160)         5,100
      Other assets .........................................          (995)          (127)          (659)
      Trade accounts payable ...............................           (71)        (1,377)        (1,592)
      Trade accounts payable -- related party ..............          (332)
      Accrued liabilities ..................................         1,857          3,182         (2,917)
                                                                  --------       --------       --------
         Net cash provided by operating activities .........         4,966          9,951         20,896
                                                                  --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of business, net of cash acquired ............                      (11,555)        (4,650)
  Acquisition of property and equipment, net................          (443)          (713)          (724)
  Loans to officers, net....................................                                        (200)
                                                                  --------       --------       --------
         Net cash used in investing activities .............          (443)       (12,268)        (5,574)
                                                                  --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under revolving credit facility ...........        (2,017)
  Issuance of common stock, net of expenses ................        71,618         20,875            221
  Payments made on long-term obligations ...................       (24,000)                          (48)
  Exercise of options ......................................           444            475            336
                                                                  --------       --------       --------
         Net cash provided by financing activities                  46,045         21,350            509
                                                                  --------       --------       --------
Effect of exchange rate on cash and cash equivalents .......            (4)            27            (18)
                                                                  --------       --------       --------
Net increase in cash and cash equivalents ..................        50,564         19,060         15,813
Cash and cash equivalents, beginning of period .............           959         51,523         70,583
                                                                  --------       --------       --------
Cash and cash equivalents, end of period ...................      $ 51,523       $ 70,583       $ 86,396
                                                                  ========       ========       ========
Supplemental disclosure of cash flow information:
  Cash paid during period for interest .....................      $  2,324       $              $     14
                                                                  ========       ========       ========
  Cash paid during period for taxes ........................      $  5,140       $  6,357       $  2,385
                                                                  ========       ========       ========
Supplemental disclosure of non-cash investing and financing
  transactions-

  Acquisition of business:
    Fair value of assets acquired ..........................                     $  3,664       $  3,655
    Liabilities incurred or assumed ........................                     $ (2,275)      $ (1,652)
    Common stock issued ....................................                     $  8,000       $  3,000


                 See notes to consolidated financial statements.

                       THE MANAGEMENT NETWORK GROUP, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)


                                                              COMMON STOCK
                                                            $.0406 PAR 1997;
                                                            NO PAR COMMENCING
                                                            FEBRUARY 12, 1998
                                                               $.001 PAR
                                                               COMMENCING
                                                            AUGUST 27, 1999
                                                                 VOTING                    ADDITIONAL
                                                      ---------------------------            PAID-IN
                                                        SHARES          AMOUNT               CAPITAL
                                                      -----------     -----------          -----------
Balance, January 3, 1999                               22,500,000     $    18,631                   --
Issuance of options                                                                        $    11,203
Exercise of options                                       231,169                                  444
Stock compensation                                                                               1,416
Other comprehensive income --
 Foreign currency translation adjustment
Issuance of common stock, net                           4,686,201               4               72,054
Tax benefit due to exercise of stock options                                                       412
Adjustment to reflect change in par value                                 (18,608)              18,608
Net income

                                                      -----------     -----------          -----------
Balance, January 1, 2000                               27,417,370              27              104,137
Issuance of options                                                                                144
Exercise of options                                       276,183                                  475
Cancellation of options                                                                           (982)
Exercise and amortization of warrant                      424,098               1                2,819
Stock compensation                                                                                 (49)
Other comprehensive income --
 Foreign currency translation adjustment
Issuance of common stock, net                           1,000,000               1               20,874
Tax benefit due to exercise of stock options                                                     1,499
Acquisition of subsidiary                                 348,157                                8,000
Net income

                                                      -----------     -----------          -----------
Balance, December 30, 2000                             29,465,808              29              136,917
Exercise of options                                       196,433                                  336
Cancellation of options                                                                           (954)
Amortization of warrant cost                                                                     1,721
Employee stock purchase plan                               52,261                                  222
Stock compensation                                                                                 (25)
Other comprehensive income --
 Foreign currency translation adjustment
Stock options issued in exchange for Tri-Com SAR's                                                 244
Reduction of tax benefit due to exercise of
 stock options                                                                                      (9)
Acquisition of subsidiary                                 490,417               1                2,999
Net income

                                                      -----------     -----------          -----------
Balance, December 29, 2001                             30,204,919     $        30          $   141,451
                                                      ===========     ===========          ===========


                                                                      ACCUMULATED
                                                                        OTHER
                                                       RETAINED      COMPREHENSIVE
                                                       EARNINGS         INCOME          UNEARNED
                                                       (DEFICIT)       (LOSSES)       COMPENSATION       TOTAL
                                                      -----------    -------------    ------------   -------------
Balance, January 3, 1999                              $   (36,599)   $          2     $      (305)   $    (18,271)
Issuance of options                                                                       (11,203)
Exercise of options                                                                                           444
Stock compensation                                                                          2,921           4,337
Other comprehensive income --
 Foreign currency translation adjustment                                       (4)                             (4)
Issuance of common stock, net                                                                              72,058
Tax benefit due to exercise of stock options                                                                  412
Adjustment to reflect change in par value
Net income                                                  4,461                                           4,461

                                                      -----------     -----------     -----------     -----------
Balance, January 1, 2000                                  (32,138)             (2)         (8,587)         63,437
Issuance of options                                                                          (144)
Exercise of options                                                                                           475
Cancellation of options                                                                       982
Exercise and amortization of warrant                                                                        2,820
Stock compensation                                                                          4,311           4,262
Other comprehensive income --
 Foreign currency translation adjustment                                       37                              37
Issuance of common stock, net                                                                              20,875
Tax benefit due to exercise of stock options                                                                1,499
Acquisition of subsidiary                                                                                   8,000
Net income                                                 10,067                                          10,067

                                                      -----------     -----------     -----------     -----------
Balance, December 30, 2000                                (22,071)             35          (3,438)        111,472
Exercise of options                                                                                           336
Cancellation of options                                                                       954
Amortization of warrant cost                                                                                1,721
Employee stock purchase plan                                                                                  222
Stock compensation                                                                          1,469           1,444
Other comprehensive income --
 Foreign currency translation adjustment                                      (18)                            (18)
Stock options issued in exchange for Tri-Com SAR's                                            (28)            216
Reduction of tax benefit due to exercise of
 stock options                                                                                                 (9)
Acquisition of subsidiary                                                                                   3,000
Net income                                                  5,608                                           5,608

                                                      -----------     -----------     -----------     -----------
Balance, December 29, 2001                            $   (16,463)    $        17     $    (1,043)    $   123,992
                                                      ===========     ===========     ===========     ===========


                 See notes to consolidated financial statements

                       THE MANAGEMENT NETWORK GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations -- The Management Network Group, Inc. ("TMNG" or the "Company") was formed on April 1, 1993 as a management consulting firm specializing in global competitive communications. Primary services include providing management consulting services to wireless and wireline communications carriers in all industry segments, and the technology and investment firms that support the communications industry. A majority of the Company's revenues are to customers in the United States, however the Company also provides services to customers in Europe, specifically the United Kingdom, and other foreign countries. The Company's business is international in scope with corporate offices in Overland Park, Kansas.

Principles of Consolidation -- The consolidated statements include the accounts of TMNG and its wholly-owned subsidiaries, The Management Network Group Europe Ltd. ("TMNG-Europe"), formed on March 19, 1997, based in the United Kingdom; The Management Network Group Canada Ltd. ("TMNG-Canada"), formed on May 14, 1998, based in Toronto, Canada; TMNG.com, Inc., formed in June 1999; TMNG Marketing, Inc. acquired on September 5, 2000; and TMNG Technologies, Inc. acquired on September 5, 2001. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year -- The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31. The fiscal years ended December 29, 2001, December 30, 2000 and January 1, 2000 each had 52 weeks and are referred to herein as fiscal year 2001, 2000 and 1999, respectively. TMNG-Europe and TMNG-Canada maintain year-end dates of December 31.

Revenue Recognition -- Time and materials service revenues and related time and materials service costs are recorded in the period in which the service is performed. Fixed price service contract revenues and related costs are recognized upon contract completion under the completed contract method.

The Company enters into both time and materials and fixed price contracts with its customers. A substantial majority of TMNG's contracts are based upon time and materials not to exceed total contract price. Under a time and materials contract the customer pays a negotiated hourly or daily rate for all services performed plus expenses incurred. Under a fixed price contract the customer pays a predetermined fixed price for all services performed regardless of the professional time required. Fixed price contracts generally involve immaterial amounts and are of short duration.

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

Goodwill -- The Company recorded $18,652,000 of goodwill in connection with the acquisition of The Weathersby Group, Inc. ("TWG") and has reported the goodwill as cost less accumulated amortization using the straight-line method over ten years. The Company recorded goodwill amortization of $1,865,000 and $621,000 in fiscal years 2001 and 2000, respectively. Additionally, the Company has preliminarily recorded $5,981,000 of goodwill in connection with the acquisition of Tri-Com Computer Services, Inc. ("Tri-Com"). The Company has not recorded goodwill amortization in connection with this item in accordance with the provisions of a recently issued accounting pronouncement. The Company, using its best estimates based on reasonable and supportable assumptions and projections, reviews for impairment long-lived assets and certain identifiable intangibles to be held and used whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable, and has concluded no financial statement adjustment is required.

 Intangibles - Intangible assets are stated at cost less accumulated amortization, and represent customer lists acquired from Tri-Com, a subsidiary purchased by the company in September 2001. Amortization is based on an estimated useful life of four years and is amortized on a straight-line basis. During fiscal year 2001, amortization expense totaled $108,000.

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

Foreign Currency Transactions and Translation -- TMNG-Europe and TMNG-Canada both conduct business primarily denominated in their respective local currency. Assets and liabilities have been translated to U.S. dollars at the period-end exchange rate. Revenue and expenses have been translated at exchange rates which approximate the average of the rates prevailing during each period. Translation adjustments are reported as a separate component of other comprehensive income in the consolidated statements of stockholders' equity. Realized and unrealized exchange gains and losses included in results of operations were insignificant for all periods presented.

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

Warrant Grant -- On October 29, 1999, the Company issued a significant customer a warrant to purchase 500,000 shares of common stock at an exercise price of $2.00 per share. The expected fair value of this warrant is approximately $5.2 million, of which $1.7 million and $2.8 million has been recognized as equity related charges in operations in fiscal years 2001 and 2000, respectively, with the remainder to be recognized as future equity related charges in operations. Equity related expense for each quarterly reporting period is recognized as the greater of total expense attributable to the warrant, amortized on a straight-line basis over a period of 36 months, or total expense attributable to the warrant, amortized on a ratable basis as a percentage of the significant customer's consulting fees earned during the period, divided by $22 million. Additionally on December 10, 1999, the Company entered into a consulting services agreement with this customer under which such customer committed to $22 million of consulting fees over a three-year period commencing January 1, 2000. On November 8, 2000, the customer exercised the warrant. As of December 29, 2001, $14.6 million of consulting fees had been recognized in connection with the agreement. There can be no certainty that the remaining $7.4 million of consulting services will be purchased.

Net Income Per Share -- Basic net income per share was computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options and the warrant, in the weighted average number of common shares outstanding for a period, if dilutive.

The reconciliation of the net income and weighted average common shares outstanding included in the computation of basic and diluted net income per common share for fiscal years 1999, 2000 and 2001 is as follows (amounts in thousands except per share data).

                                                                      FISCAL         FISCAL         FISCAL
                                                                       YEAR           YEAR           YEAR
                                                                       1999           2000           2001
                                                                     --------       --------       --------
Net income for basic and diluted earnings per share:
  Income before taxes and extraordinary item ..................      $  7,869       $ 16,778       $  7,968
  Income tax provision ........................................        (3,208)        (6,711)        (2,360)
                                                                     --------       --------       --------
  Income before extraordinary item ............................         4,661         10,067          5,608
  Extraordinary item ..........................................          (200)
                                                                     --------       --------       --------
  Net income ..................................................      $  4,461       $ 10,067       $  5,608
                                                                     ========       ========       ========

Weighted average shares of common stock outstanding:
  Weighted average shares of common stock outstanding for
     basic earnings per share .................................        23,056         28,110         29,736
  Effect of stock options .....................................           659            946          1,038
  Effect of warrant  ..........................................            92            152
                                                                     --------       --------       --------
  Weighted average shares of common stock outstanding for
     diluted earnings per share ...............................        23,807         29,208         30,774
                                                                     ========       ========       ========
Basic earnings per share:
  Income before extraordinary item ............................      $   0.20       $   0.36       $   0.19
  Extraordinary item ..........................................         (0.01)
                                                                     --------       --------       --------
  Net income ..................................................      $   0.19       $   0.36       $   0.19
                                                                     ========       ========       ========
Diluted earnings per share:
  Income before extraordinary item ............................      $   0.20       $   0.34       $   0.18
  Extraordinary item ..........................................         (0.01)
                                                                     --------       --------       --------
  Net income ..................................................      $   0.19       $   0.34       $   0.18
                                                                     ========       ========       ========


New Accounting Standards - In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations". The Statement is to be adopted for all business combinations initiated after June 30, 2001. Management has adopted this pronouncement for the acquisition of Tri-Com as discussed in footnote 2.

In June 2001, the FASB issued SFAS No. 142 "Accounting for Goodwill and Intangible Assets". In accordance with certain provisions of the Statement, goodwill acquired after June 30, 2001 is not amortized and accordingly, the goodwill recorded in the Tri-Com acquisition described above has not been amortized. All provisions of the Statement are required to be applied in the fiscal year beginning after December 15, 2001, to all goodwill and other intangible assets recognized in an entity's balance sheet at the beginning of that fiscal year. Management of the Company has not evaluated the provisions of the Statement, and consequently has not determined what impact, if any, its application might have on the Company's consolidated financial statements.

Additionally, the FASB has recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS No. 144 supercedes SFAS No. 121 and establishes accounting standards for long-lived assets and long-lived assets to be disposed of. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, thus, the Company will adopt this standard for its 2003 fiscal year. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and is thus effective for the Company's fiscal year 2002. The Company does not believe the adoption of these Standards will have a material impact, if any, on the Company's consolidated financial position and results of operations.

2. BUSINESS COMBINATIONS

On September 5, 2001, the Company completed its acquisition of Tri-Com, a Maryland corporation. Tri-Com provides a full range of technology and systems solutions to the communications industry. Consulting services offered include providing end-to-end operating support system ("OSS"), data center, systems solutions, data sourcing, legacy integration and middleware implementation. In addition, Tri-Com periodically receives commissions on hardware purchases, whereby customers utilize Tri-Com as an agent in procuring computer hardware and equipment. The primary reason for the acquisition was for TMNG to further expand its offering, enabling the Company's specialists to take an engagement from strategy, to marketing and operational definition, and to OSS enablement.

The acquisition, recorded under the purchase method of accounting, included the purchase of all outstanding shares of Tri-Com, which resulted in a total purchase price of approximately $5.2 million for the equity and assumption of liabilities exceeding Tri-Com's net assets. Consideration consisted of $1.8 million cash and 490,417 shares of TMNG common stock valued at $3.0 million. TMNG incurred direct costs of approximately $160,000 related to the acquisition and recorded this amount as an increase to purchase price. In addition to the above-mentioned costs, TMNG recorded approximately $216,000 as an increase to purchase price in connection with the exchange of the Company's stock options for vested stock appreciation rights held by Tri-Com employees at the time of acquisition. The operating results of Tri-Com have been included in the Consolidated Condensed Statements of Income and Comprehensive Income from the date of acquisition.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of acquisition. These allocations are preliminary and subject to revision, which is not expected to be material, based on the final determination of appraised and other fair values.

                              At September 5, 2001
                                     ($000s)

Current assets                                            $   564
Property, plant and equipment                                 194
Covenant not to compete                                       203
Deferred taxes (current)                                      587
Deferred taxes (non-current)                                  807
Customer lists                                              1,300
Goodwill                                                    5,981
                                                          -------
Total assets acquired                                       9,636

Current liabilities                                         1,426
Long-term debt                                                226
                                                          -------
Total liabilities assumed                                   1,652

Liabilities settled                                         2,799
                                                          -------
Net assets acquired                                       $ 5,185
                                                          =======

Of the $203,000 assigned to the covenant not to compete, no residual value has been identified with this asset. The covenant not to compete has an estimated remaining useful life of approximately 2 years and is amortized on a straight-line basis.

Of the $1,300,000 assigned to customer lists, no residual value has been identified with this asset. The customer lists have an estimated remaining useful life of approximately 4 years and are being amortized on a straight-line basis.

The transaction was recorded under Internal Revenue Code Section 368, resulting in non-deductible goodwill for income tax purposes.

On September 5, 2000, the Company completed its acquisition of TWG, a Maryland corporation. TWG provides a full range of marketing consulting services to various U.S. communications companies. Consulting services offered include product development and positioning, strategy, customer relationship management ("CRM") and loyalty programs, communications, and channel management, among other services. The acquisition, recorded under the purchase method of accounting, included the purchase of all outstanding shares of TWG, which resulted in a total purchase price of approximately $19.2 million consisting of $11.2 million cash and $8.0 million in TMNG stock. Additionally, TMNG incurred direct costs of $1.5 million related to the acquisition. The purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair value at the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill of $18.6 million and is being amortized over ten years on a straight-line basis.

The following unaudited pro forma results of operations assumes that the Tri-Com and TWG acquisitions occurred at the beginning of the year preceding each acquisition. The pro forma results of operations require various assumptions including an assumption that the same amount of goodwill would have been recognized had the transactions occurred at the beginning of the year preceding each acquisition without regard to the then current levels of business activity of Tri-Com and TWG and without regard to any operating efficiencies or other synergies. Consequently, the pro forma results of operations are not necessarily indicative of the operating results which would have occurred if the business combinations had been in effect on the dates indicated or which may result in the future.

                                                                 (unaudited)
                                                   -----------------------------------------
                                                              Fiscal Year Ended
(in thousands, except per share amounts)           January 1,    December 30,   December 29,
                                                      2000           2000          2001
                                                   ----------    ------------   -----------
Total revenues                                      $ 61,443      $ 102,553      $ 59,615
Income before extraordinary item                    $  4,021      $   9,442      $  4,686
Income before extraordinary item,
 excluding goodwill amortization                    $  4,940      $  10,560      $  4,686
Net income                                          $  3,821      $   9,442      $  4,686
Basic income before extraordinary item per
 common share                                       $   0.17      $    0.33      $   0.16
Diluted income before extraordinary item per
 common share                                       $   0.17      $    0.32      $   0.15
Basic net income per common share                   $   0.16      $    0.33      $   0.16
Diluted net income per common share                 $   0.16      $    0.32      $   0.15

3. CAPITAL STRUCTURE

On September 5, 2001, the Company completed its acquisition of Tri-Com, a Maryland corporation, and issued 490,417 shares of the Company's voting common stock in connection with the purchase. The fair market value of the issued stock was approximately $3.0 million.

On September 5, 2000, the Company completed its acquisition of The Weathersby Group, Inc. (TWG), a Maryland corporation, and issued 348,157 shares of the Company's voting common stock in connection with the purchase. The fair market value of the issued stock was approximately $8.0 million.

On August 2, 2000, the Company closed a secondary public offering of 3,000,000 shares of common stock, including 1,000,000 shares offered by the Company. The net proceeds to the Company from the secondary public offering, after deducting applicable underwriting discounts and offering expenses, was approximately $20.9 million. Of the remaining shares, approximately 1,800,000 were offered by Behrman Capital II, LP (Behrman) and the balance was offered by certain other selling stockholders. The Company did not receive any of the proceeds from the sales of the shares sold by the existing stockholders.

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

The Company did not receive any of the proceeds from the sales of the shares sold by the existing stockholders. The net proceeds to the Company from the initial public offering, after deducting applicable underwriting discounts and offering expenses, was approximately $71.6 million. Approximately $22.3 million of the net proceeds to the Company was used to repay outstanding debt.

4. MAJOR CUSTOMERS, BUSINESS SEGMENTS AND SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

The Company has identified its segments based on the way management organizes the Company to assess performance and make operating decisions regarding the allocation of resources.

With the acquisition of Tri-Com in September 2001, management believes the Company has two segments, only one of which is separately reportable: The Management Consulting Services segment, and All Other. Management Consulting Services includes business strategy and planning, marketing and customer relationship management, operating system support, revenue assurance, corporate investment services, networks, and business model transformation. All Other consists of computer hardware commission and rebates received in an agency capacity in connection with the procurement of hardware for third parties. The accounting policies for the segments are the same as those described in the summary of significant accounting policies. Management evaluates performance based upon operating earnings before interest income (expense), foreign currency transaction gains (losses), extraordinary items, if any, and income taxes excluding equity related charges and goodwill and intangibles amortization. Management also evaluates trade accounts receivable as part of their overall assessment of the segments' performance. There are no intersegment sales.

Summarized financial information concerning the Company's reportable segments is shown in the following table (amounts in thousands):

                                      Management        All   Not Assigned
                                  Consulting Services  Other   to Segments   Total
                                  -------------------  -----  ------------  --------
FISCAL YEAR 2001


Net sales to external customers          $54,236       $596                  $ 54,832
Income from operations                   $10,171       $547    $ (5,161)     $  5,557
Total assets                             $11,111       $ 40    $117,891      $129,042


FISCAL YEAR 2000

Net sales to external customers          $77,727                             $ 77,727
Income from operations                   $21,307               $ (7,704)     $ 13,603
Total assets                             $25,473               $ 93,956      $119,429

FISCAL YEAR 1999

Net sales to external customers          $50,322                             $ 50,322
Income from operations                   $14,436               $ (4,778)     $  9,658
Total assets                             $12,933               $ 54,449      $ 67,382

Segment assets include both billed and unbilled trade accounts receivable, net of allowances, and certain other assets. Assets not assigned to segments include cash and cash equivalents, property and equipment, goodwill and intangible assets and deferred tax assets.

Reconciling information between reportable segments and the Company's totals is shown in the following table (amounts in thousands):

                                                        FISCAL          FISCAL          FISCAL
                                                         YEAR            YEAR            YEAR
                                                         2001            2000            1999
                                                        -------         -------         -------
Operating earnings
Total operating earnings for reportable segments        $10,718         $21,307         $14,436
Equity related charges                                   (3,165)         (7,083)         (4,778)
Goodwill and intangibles amortization                    (1,996)           (621)
                                                        -------         -------         -------
Income from operations                                  $ 5,557         $13,603         $ 9,658
                                                        =======         =======         =======

Major customers in terms of significance to TMNG's revenues (i.e. in excess of 10% of revenues) for fiscal years 1999, 2000 and 2001, and accounts receivable as of December 30, 2000 and December 29, 2001 were as follows (amounts in thousands):

                                        REVENUES                       ACCOUNTS RECEIVABLE
                          ------------------------------------     ---------------------------
                           FISCAL        FISCAL        FISCAL
                            YEAR          YEAR          YEAR       DECEMBER 30,   DECEMBER 29,
                            1999          2000          2001          2000            2001
                          --------      --------      --------     ----------     ------------
Customer A .........      $ 19,925      $ 13,929                     $ 1,469
Customer B .........      $  7,322
Customer C .........                                   $ 7,185                      $ 2,360
Customer D .........                                   $ 6,220                      $   546

Revenues from our ten most significant customers accounted for approximately 85%, 68% and 61% of revenues for fiscal years 1999, 2000 and 2001, respectively.

Substantially all of TMNG's receivables are obligations of companies in the communications industry. The Company generally does not require collateral or other security on their accounts receivable. The credit risk on these accounts is controlled through credit approvals, limits and monitoring procedures.

Revenues earned in the United States and internationally based on the location where the services are performed for fiscal year 1999, fiscal year 2000 and fiscal year 2001 are as follows (amounts in thousands):

                                FISCAL YEAR 1999           FISCAL YEAR 2000            FISCAL YEAR 2001
                            -------------------------   ----------------------      ----------------------
                                           INCOME
                                        BEFORE INCOME                  INCOME                      INCOME
                                          TAXES AND                    BEFORE                      BEFORE
                                        EXTRAORDINARY                  INCOME                      INCOME
                            REVENUES        ITEM        REVENUES       TAXES        REVENUES       TAXES
                            --------    -------------   --------      --------      --------      --------
United States ........      $ 36,375      $  5,688      $ 59,519      $ 12,847      $ 48,402      $  7,034
International:
  United Kingdom .....         1,567           245         7,585         1,638         5,546           806
  Other ..............         1,021           159           482           104           392            57
  Canada .............         2,211           346         2,078           448           295            43
  Ireland ............         1,826           286           965           208           141            20
  Switzerland ........         7,322         1,145         5,034         1,087            56             8
  Argentina ..........                                     2,064           446
                            --------      --------      --------      --------      --------      --------
          Total ......      $ 50,322      $  7,869      $ 77,727      $ 16,778      $ 54,832      $  7,968
                            ========      ========      ========      ========      ========      ========

No significant long-lived assets are deployed outside the United States.

5. PROPERTY AND EQUIPMENT

                                                        DECEMBER 30,  DECEMBER 29,
                                                           2000          2001
                                                        ------------  ------------
                                                                  (000'S)
Furniture and fixtures.................................    $  354        $  564
Software and computer equipment........................     1,260         1,889
Leasehold improvements.................................       164           241
                                                           ------        ------
                                                            1,778         2,694
Less: Accumulated depreciation and amortization........       480         1,008
                                                           ------        ------
                                                           $1,298        $1,686
                                                           ======        ======

Depreciation and amortization expense on property and equipment was approximately $161,000, $289,000 and $530,000 for fiscal years 1999, 2000 and
2001, respectively.

6. INCOME TAXES

For fiscal years 1999, 2000 and 2001, the income tax provision consists of the following (amounts in thousands):

                                             FISCAL         FISCAL         FISCAL
                                              YEAR           YEAR           YEAR
                                              1999           2000           2001
                                            --------       --------       --------
Federal
  Current ............................      $  3,602       $  5,270       $  1,267
  Deferred tax benefit ...............        (1,708)        (1,507)           (12)
                                            --------       --------       --------
                                               1,894          3,763          1,255
State
  Current ............................           990          1,523            486
  Deferred tax benefit ...............          (244)          (215)            (2)
                                            --------       --------       --------
                                                 746          1,308            484
Foreign
  Current ............................           568          1,765            496
  Deferred tax (benefit) expense .....                         (125)           125
                                            --------       --------       --------
                                                 568          1,640            621
                                            --------       --------       --------
Total ................................      $  3,208       $  6,711       $  2,360
                                            ========       ========       ========

The following is a reconciliation between the provision for income taxes and the amounts computed at the statutory federal income tax rate (amounts in thousands):

                                                FISCAL YEAR          FISCAL YEAR            FISCAL YEAR
                                                    1999                  2000                   2001
                                             -----------------     -----------------     -----------------
                                              AMOUNT       %        AMOUNT       %        AMOUNT       %
                                             --------     ----     --------     ----     --------     ----
Computed expected federal income
 tax expense ..........................      $  2,754     35.0     $  5,872     35.0     $  2,789     35.0
State income tax expense, net of
 federal benefit ......................           437      5.6          839      5.0          316      4.0
Other .................................            17      0.2                                (55)    (0.7)
Tax-exempt investment income ..........                                                      (690)    (8.7)
                                             --------     ----     --------     ----     --------     ----
          Total .......................      $  3,208     40.8     $  6,711     40.0     $  2,360     29.6
                                             ========     ====     ========     ====     ========     ====

Items giving rise to the provision for deferred income taxes (benefit) are as follows (amounts in thousands):

                                                       FISCAL         FISCAL         FISCAL
                                                        YEAR           YEAR           YEAR
                                                        1999           2000           2001
                                                      --------       --------       --------
Bad debt reserve ...............................      $    (94)      $   (158)      $    441
Stock option compensation expense ..............        (1,492)        (1,168)          (133)
Change from cash to accrual tax basis accounting          (262)          (274)          (274)
Goodwill .......................................                          (83)          (249)
Valuation allowance ............................                         (125)
Other ..........................................          (104)           (39)           326
                                                      --------       --------       --------
          Total ................................      $ (1,952)      $ (1,847)      $    111
                                                      ========       ========       ========

The significant components of deferred income tax assets and liabilities and the related balance sheet classifications, as of December 30, 2000 and December 29, 2001 are as follows (amounts in thousands):


                                                        DECEMBER 30,   DECEMBER 29,
                                                            2000           2001
                                                        ------------   ------------
Current deferred tax assets (liabilities):
  Accounts receivable .............................      $    299       $    156
  Accrued expenses ................................           127            209
  Change from cash to accrual tax basis
     accounting -- current portion ................          (274)
                                                         --------       --------
          Net current deferred tax asset ..........      $    152       $    365
                                                         ========       ========
Non-current deferred tax assets (liabilities):
  Stock option compensation expense ...............      $  2,765       $  2,898
  TMNG -- Europe -- cumulative net operating losses           125
  Goodwill ........................................            83            332
  Reserves ........................................            64            104
  Subsidiary net operating loss carryover .........                          730
  Other ...........................................           (27)            16
                                                         --------       --------
          Net non-current deferred tax asset ......      $  3,010       $  4,080
                                                         ========       ========

On September 5, 2001, the Company acquired Tri-Com Computer Services, Inc., and allocated fair value of approximately $1.4 million to deferred tax assets as follows (amounts in thousands):

Current deferred tax assets:
   Accounts receivable ...........................      $   298
   Accrued expenses ..............................          215
   Vacation accrual ..............................           29
   Restructuring costs ...........................           30
   Other .........................................           15
                                                        -------
          Net current deferred tax asset .........      $   587
                                                        =======
Non-current deferred tax assets:
   Net operating loss ............................      $   761
   Covenant not to compete .......................           45
   Other .........................................            1
                                                        -------
       Net non-current deferred tax asset ........      $   807
                                                        =======

7. OPERATING LEASES

The Company leases office facilities and an automobile under non-cancelable operating leases expiring at various dates through August 2005. Total rental expense was approximately $110,000, $253,000 and $553,000 for fiscal year 1999, fiscal year 2000 and fiscal year 2001, respectively. As of December 29, 2001, the future minimum payments under operating leases are as follows (amounts in thousands):

FISCAL YEAR
-----------
2002........................................................    $  660
2003........................................................       590
2004........................................................       206
2005........................................................        70
                                                                ------
                                                                $1,526
                                                                ======

8. STOCK OPTION PLAN AND STOCK BASED COMPENSATION

The Company has 4,794,000 shares of the Company's Common Stock authorized for issuance under the Company's 1998 Equity Incentive Plan (the 1998 Plan). The 1998 Plan, a shareholder approved plan, provides the Company's Common Stock for the granting of incentive stock options and nonqualified stock options to employees, and nonqualified stock options to employees, directors and consultants. Incentive stock options are granted at an exercise price of not less than fair value per share of the common stock on the date of grant as determined by the board of directors. Vesting and exercise provisions are determined by the board of directors. As of December 29, 2001, all options granted under the 1998 Plan were non-qualified stock options. Options granted under the 1998 Plan generally become exercisable over a three to four year period beginning on the date of grant. Options granted under the 1998 Plan have a maximum term of ten years.

FISCAL YEAR 1998 OPTIONS GRANTED -- 1998 PLAN

                                                                                          WEIGHTED
                                                             WEIGHTED     WEIGHTED        AVERAGE
                                                   NUMBER    AVERAGE    AVERAGE FAIR     REMAINING
                                                     OF      EXERCISE   VALUE AT DATE   CONTRACTUAL
                                                   SHARES     PRICE       OF GRANT      LIFE (YEARS)
                                                   -------   --------   -------------   ------------
Exercise price equals fair market value:
  Granted during fiscal year 1998............      889,750    $1.48         $1.48            --
  Outstanding at January 2, 1999.............      889,750    $1.48         $1.48            --
  Exercisable at January 2, 1999.............           --       --            --            --
  Outstanding at January 1, 2000.............      736,081    $1.48         $1.48          8.50
  Options forfeited during fiscal year
     1999....................................       22,500    $1.48         $1.48            --
  Exercisable at January 1, 2000.............      189,581    $1.48         $1.48            --
  Exercised during fiscal year 1999..........      131,169    $1.48         $1.48            --
  Outstanding at December 30, 2000...........      547,434    $1.48         $1.48          7.51
  Options forfeited during fiscal year
     2000....................................       32,501    $1.48         $1.48            --
  Exercisable at December 30, 2000...........      293,340    $1.48         $1.48            --
  Exercised during fiscal year 2000..........      156,146    $1.48         $1.48            --
  Outstanding at December 29, 2001...........      419,266    $1.48         $1.48          6.48
  Options forfeited during fiscal year
     2001....................................       11,251    $1.48         $1.48            --
  Exercisable at December 29, 2001...........      419,266    $1.48         $1.48            --
  Exercised during fiscal year 2001..........      116,917    $1.48         $1.48            --

Exercise price less than fair market value:
  Granted during fiscal year 1998............      210,000    $1.52         $3.50            --
  Outstanding at January 2, 1999.............      210,000    $1.52         $3.50            --
  Exercisable at January 2, 1999.............           --       --            --            --
  Outstanding at January 1, 2000.............      210,000    $1.52         $3.50          9.00
  Exercisable at January 1, 2000.............       70,000    $1.52         $3.50            --
  Outstanding at December 30, 2000...........      174,168    $1.52         $3.50          8.00
  Options forfeited during fiscal year
     2000....................................        3,334    $1.48         $3.50            --
  Exercisable at December 30, 2000...........       45,831    $1.53         $3.50            --
  Exercised during fiscal year 2000.......          32,498    $1.48         $3.50            --
  Outstanding at December 29, 2001...........      154,168    $1.53         $3.50          7.00
  Exercisable at December 29, 2001...........       85,832    $1.53         $3.50            --
  Exercised during fiscal year 2001..........       20,000    $1.48         $3.50            --

FISCAL YEAR 1999 OPTIONS GRANTED -- 1998 PLAN

                                                                                            WEIGHTED
                                                              WEIGHTED     WEIGHTED         AVERAGE
                                                   NUMBER     AVERAGE    AVERAGE FAIR      REMAINING
                                                     OF       EXERCISE   VALUE AT DATE    CONTRACTUAL
                                                   SHARES      PRICE       OF GRANT      LIFE (YEARS)
                                                  ---------   --------   -------------   ------------
Exercise price equal to fair market value:
  Granted during fiscal year 1999..........          10,000   $32.63        $32.63             --
  Outstanding at January 1, 2000...........          10,000   $32.63        $32.63          10.00
  Exercisable at January 1, 2000...........              --       --            --             --
  Outstanding at December 30, 2000.........          10,000   $32.63        $32.63           9.00
  Exercisable at December 30, 2000.........              --       --            --             --
  Outstanding at December 29, 2001.........          10,000   $32.63        $32.63           8.00
  Exercisable at December 29, 2001.........           2,500   $32.63        $32.63             --

Exercise price less than fair market value:
  Granted during fiscal year 1999..........       1,174,625    $2.38        $10.62             --
  Outstanding at January 1, 2000...........       1,074,625    $2.37        $10.71           9.69
  Exercisable at January 1, 2000...........          37,500    $2.00        $ 8.90             --
  Exercised during fiscal year 1999........         100,000    $2.50        $ 9.68             --
  Outstanding at December 30, 2000.........         897,836    $2.35        $10.62           8.69
  Options forfeited during fiscal year
   2000....................................          89,250    $2.68        $11.91             --
  Exercisable at December 30, 2000.........         201,842    $2.37        $10.44             --
  Exercised during fiscal year 2000........          87,539    $2.23        $10.29             --
  Outstanding at December 29, 2001.........         741,090    $2.43        $10.48           7.68
  Options forfeited during fiscal year
     2001..................................          90,012    $2.00        $11.82             --
  Exercisable at December 29, 2001.........         342,168    $2.46        $10.53             --
  Exercised during fiscal year 2001........          66,734    $2.00        $ 9.53             --

FISCAL YEAR 2000 OPTIONS GRANTED -- 1998 PLAN

                                                                                          WEIGHTED
                                                             WEIGHTED     WEIGHTED        AVERAGE
                                                   NUMBER    AVERAGE    AVERAGE FAIR      REMAINING
                                                     OF      EXERCISE   VALUE AT DATE    CONTRACTUAL
                                                   SHARES     PRICE       OF GRANT      LIFE (YEARS)
                                                   -------   --------   -------------   ------------
Exercise price equals fair market value:
  Granted during fiscal year 2000.........        1,173,500   $20.23        $20.23             --
  Outstanding at December 30, 2000........        1,160,000   $20.22        $20.22           9.43
  Exercisable at December 30, 2000........          200,000   $22.56        $22.56             --
  Options forfeited during fiscal year
     2000.................................           13,500   $21.42        $21.42             --
  Outstanding at December 29, 2001........        1,078,750   $20.16        $20.16           8.44
  Options forfeited during fiscal year
     2001.................................           81,250   $21.01        $21.01             --
  Exercisable at December 29, 2001........          419,688   $21.02        $21.02             --


Exercise price less than fair market value:
  Granted during fiscal year 2000..........           2,500   $20.00        $22.56
  Outstanding at December 30, 2000.........           2,500   $20.00        $22.56           9.04
  Exercisable at December 30, 2000.........              --       --            --             --
  Outstanding at December 29, 2001.........           2,500   $20.00        $22.56           8.04
  Exercisable at December 29, 2001.........             625   $20.00        $22.56             --

FISCAL YEAR 2001 OPTIONS GRANTED -- 1998 PLAN

                                                                                          WEIGHTED
                                                             WEIGHTED     WEIGHTED        AVERAGE
                                                   NUMBER    AVERAGE    AVERAGE FAIR      REMAINING
                                                     OF      EXERCISE   VALUE AT DATE    CONTRACTUAL
                                                   SHARES     PRICE       OF GRANT      LIFE (YEARS)
                                                   -------   --------   -------------   ------------
Exercise price equals fair market value:
  Granted during fiscal year 2001.........        1,577,212   $ 5.09        $ 5.09             --
  Outstanding at December 29, 2001........        1,567,212   $ 5.05        $ 5.05           9.40
  Exercisable at December 29, 2001........               --       --            --             --
  Options forfeited during fiscal year
     2001.................................           10,000   $10.85        $10.85             --

The Company has 2,500,000 shares of the Company's Common Stock authorized for issuance under the 2000 Supplemental Stock Plan (the 2000 Plan). The plan provides the Company's common stock for the granting of nonqualified stock options to employees and is not subject to shareholder approval. Vesting and exercise provisions are determined by the board of directors. Options granted under the plan become exercisable over a four year period beginning on the date of grant and have a maximum term of ten years.

FISCAL YEAR 2000 OPTIONS GRANTED -- 2000 PLAN

                                                                                           WEIGHTED
                                                               WEIGHTED     WEIGHTED        AVERAGE
                                                     NUMBER    AVERAGE    AVERAGE FAIR     REMAINING
                                                       OF      EXERCISE   VALUE AT DATE   CONTRACTUAL
                                                     SHARES     PRICE       OF GRANT      LIFE (YEARS)
                                                     -------   --------   -------------   ------------
Exercise price equals fair market value:
  Granted during fiscal year 2000.........          295,000   $18.70        $18.70             --
  Outstanding at December 30, 2000........          295,000   $18.70        $18.70           9.73
  Exercisable at December 30, 2000........               --       --            --             --
  Outstanding at December 29, 2001........          222,000   $19.05        $19.05           8.73
  Options forfeited during fiscal year
     2001.................................           73,000   $17.63        $17.63             --
  Exercisable at December 29, 2001........           55,500   $19.05        $19.05             --

FISCAL YEAR 2001 OPTIONS GRANTED -- 2000 PLAN

                                                                                           WEIGHTED
                                                               WEIGHTED     WEIGHTED        AVERAGE
                                                     NUMBER    AVERAGE    AVERAGE FAIR     REMAINING
                                                       OF      EXERCISE   VALUE AT DATE   CONTRACTUAL
                                                     SHARES     PRICE       OF GRANT      LIFE (YEARS)
                                                     -------   --------   -------------   ------------
Exercise price equals fair market value:
  Granted during fiscal year 2001.........        2,109,642     $5.03         $5.03            --
  Outstanding at December 29, 2001........        1,943,114     $4.95         $4.95          9.52
  Exercisable at December 29, 2001........               --        --            --            --
  Options forfeited during fiscal year
     2001.................................          166,528     $6.00         $6.00            --

Exercise price less than fair market value:
  Granted during fiscal year 2001..........          53,200     $5.50         $6.12
  Outstanding at December 29, 2001.........          53,200     $5.50         $6.12          9.72
  Exercisable at December 29, 2001.........              --        --            --            --

At December 29, 2001, the Company had outstanding a total of 6,191,300 options to acquire shares with a weighted average exercise price of $7.56 and a weighted average remaining contractual life of 8.78 years. Of these options, 1,325,579 were exercisable at December 29, 2001 with a weighted average exercise price of $8.73.

The Company follows APB No. 25 to account for the employee stock purchase plan and for employee and certain non-employee director's stock options. In fiscal year 2001, the Company granted 53,200 stock options at less than fair value in exchange for stock appreciation rights held by employees of Tri-Com (See Note
2). In connection with APB 25 grants issued in fiscal years 1999, 2000 and 2001, the Company recorded unearned compensation of approximately $11.2 million, $144,000 and $29,000, respectively, representing the difference between the exercise price and the fair value of the common stock on the dates such stock options were granted. Such amounts are being amortized by charges to operations on a graded vesting method over the corresponding vesting period of each respective option, generally three to four years.

The Company recognizes compensation cost over the vesting periods. These options have resulted in equity related charges to operations of approximately $4.3 million, $4.3 million and $1.4 million for fiscal years 1999,

2000 and 2001, respectively. These expenses have been allocated among various expense categories.

During fiscal year 2000, the Company initiated an employee stock purchase plan for all eligible employees. Under the plan, shares of the Company's common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first day of the enrollment period or on the last day of each six-month period. Employees may purchase shares through a payroll deduction program having a value not exceeding 15% of their gross compensation during an offering period. During fiscal year 2001, 52,261 shares were purchased under the plan. At December 29, 2001, 176,000 shares were reserved for future issuance. The employee stock purchase plan is classified as a non-compensatory plan under APB 25.

The Company accounts for its stock option awards to independent subject matter experts and other non-employees in accordance with the fair value measurement provision of SFAS No. 123, Accounting for Stock Based Compensation. Under SFAS 123, stock options are valued at grant date using the Black-Scholes option pricing model, and this expense is recognized ratably over the vesting period. Consequently, the expense of these options is recognized in the current and future reporting periods based on the fair value at the end of each period. The fair value of each option grant during fiscal years 1999, 2000 and 2001 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                   FISCAL YEAR 1999    FISCAL YEAR 2000       FISCAL YEAR 2001
                                   ----------------    ----------------       ----------------
Expected volatility factor.....           60%                 95%                   114%
Risk-free interest rate........      4.56% - 5.60%       4.86% - 6.69%          1.98% - 4.22%
Expected life of options.......         5 years             5 years                5 years
Expected life of stock issued
 under employee stock purchase
 plan..........................                       0.5 years - 2.0 years  0.5 years - 2.0 years
Expected dividend rate.........            0%                  0%                     0%

If compensation cost for the Company's APB 25 grants and the employee stock purchase plan had been determined under SFAS No. 123, based upon the fair value at the grant date, consistent with the Black-Scholes option pricing methodology using the assumptions above, the Company's net income for fiscal years 1999, 2000 and 2001 would have decreased by approximately $280,000, $4.2 million and $6.9 million, respectively.

For purposes of pro forma disclosures, the estimated fair value of options is amortized to pro forma expense over the options' vesting period. The following table contains pro forma information for fiscal years 1999, 2000 and 2001 (in thousands, except per share amounts):

                                                        FISCAL        FISCAL        FISCAL
                                                         YEAR          YEAR          YEAR
                                                         1999          2000          2001
                                                       --------      --------      --------
Net Income before extraordinary item:
  As reported ...................................      $  4,661      $ 10,067      $  5,608
                                                       ========      ========      ========
  Pro forma .....................................      $  4,381      $  5,867      $ (1,260)
                                                       ========      ========      ========

Basic and diluted net income before extraordinary
  item per share:
  Basic .........................................      $   0.20      $   0.36      $   0.19
                                                       ========      ========      ========
  Diluted .......................................      $   0.20      $   0.34      $   0.18
                                                       ========      ========      ========

Basic and diluted pro forma net income before
  extraordinary item per share:
  Basic .........................................      $   0.19      $   0.21      $  (0.04)
                                                       ========      ========      ========
  Diluted .......................................      $   0.18      $   0.20      $  (0.04)
                                                       ========      ========      ========

During fiscal year 1999, the Company issued 71,201 shares of common stock representing bonus compensation to certain employees. The Company calculated expense related to these shares at the fair value of the shares at the date of issuance. Accordingly, compensation expense of $441,000 was charged to operations in 1999. There were no such issuances in fiscal years 2001 and 2000.

9. LOANS TO OFFICERS

During the third quarter of fiscal year 2001, three executive officers of the Company received stock options at fair market value in lieu of receiving their cash base compensation. Additionally, to assist in meeting the cash flow needs of the officers who reduced their compensation, the Company provided lines of credit, collateralized by Company common stock held by such officers. The maximum available borrowings under the loan agreements between the three officers and the Company are $1,300,000 in total. Borrowings against the line of credit at December 29, 2001 totaled $200,000. In accordance with the loan provisions, the interest rate charged on the loans is equal to the Applicable Federal Rate (AFR), as announced by the Internal Revenue Service, for short-term obligations (with annual compounding) in effect for the month in which the advance is made, until fully paid.

10. RELATED PARTY TRANSACTIONS

During fiscal year 2001, one member of the TMNG board of directors was also a director of a customer with which TMNG did business. Additionally, during fiscal year 2001, TMNG performed services for one customer of which one member of the TMNG board of directors owns a partial equity interest. Prior to fiscal year 2001, four members of the TMNG board of directors were also directors of customers with which TMNG did business. During fiscal year 1999, fiscal year 2000 and fiscal year 2001, the Company earned revenues from these customers of approximately $2.6 million, $16.1 million, and $2.3 million, respectively. Receivables from these customers at December 30, 2000 were approximately
$1.3 million. No such receivables were outstanding at December 29, 2001.

During fiscal year 1999, TMNG made payments of approximately $105,000 to a company owned by a significant stockholder of TMNG. Such payments were for services rendered under consulting agreements between TMNG and the respective affiliated company and/or shareholder. These expenses were classified as selling, general and administrative in the accompanying consolidated statements of income and comprehensive income.

During fiscal years 1999, 2000 and 2001, TMNG made payments of approximately $238,000, $432,000 and $70,000 to a legal firm of which one member of the TMNG board of directors owns a partial equity interest. Such payments were for legal services rendered in connection with the Company's equity offerings and for other matters arising in the normal course of business. The costs associated with the equity offerings were classified as a component of additional paid-in capital, and the costs associated with business matters arising in the normal course of business were classified as selling, general and administrative in the consolidated statements of income and comprehensive income.

11. CONTINGENCIES

In June 1998, the bankruptcy trustee of a former client, Communications Network Corporation, sued TMNG for a total of $320,000 in the U.S. Bankruptcy Court in New York seeking recovery of $160,000 alleging an improper payment of consulting fees paid by the former client during the period from July 1, 1996, when an involuntary bankruptcy proceeding was initiated against the former client, through August 6, 1996, when the former client agreed to an order for relief in the bankruptcy proceeding, and $160,000 in consulting fees paid by the former client after August 6, 1996.

The bankruptcy trustee has also sued TMNG for at least $1.85 million for breach of contract, breach of fiduciary duties and negligence. Although assurance cannot be given as to the ultimate outcome of this proceeding, TMNG believes the Company has meritorious defenses to the claims made by the bankruptcy trustee, including particularly the claims for breach of contract, breach of fiduciary duty and negligence, and that the ultimate resolution of this matter will not materially harm our business.

The Company may become involved in various legal and administrative actions arising in the normal course of business. These could include actions raised by taxing authorities challenging the employment status of consultants utilized by the Company. In addition, customer bankruptcies could result in a claim on collected balances for professional services near the bankruptcy filing date. While the resolution of any of such actions, claims, or the matter described above may have an impact on the financial results for the period in which it is resolved, the Company believes that the ultimate disposition of these matters will not have a material adverse effect upon its consolidated results of operations, cash flows or financial position.

12. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

In management's opinion, the interim financial data below reflect all adjustments necessary to fairly state the results of the interim period presented. Adjustments are of a normal recurring nature necessary for a fair presentation of the information for the periods presented. Results of any one or more quarters are not necessarily indicative of annual results or continuing trends.

                                                                   2001 QUARTERS ENDED
                                                  -------------------------------------------------------
                                                  March 31,      June 30,     September 29,  December 29,
                                                  --------       --------     -------------  ------------
Revenues ...................................      $ 18,334       $ 13,691       $ 12,231       $ 10,576
Cost of Services:
  Direct cost of services ..................         9,544          6,892          5,774          5,137
  Equity related charges ...................           413            707            631            570
                                                  --------       --------       --------       --------
          Total cost of services ...........         9,957          7,599          6,405          5,707
                                                  --------       --------       --------       --------
Gross Profit ...............................         8,377          6,092          5,826          4,869
Operating Expenses:
  Selling, general and administrative ......         5,310          3,837          4,023          3,770
  Depreciation and amortization ............                          600            574            649
  Equity related charges ...................           198            261            211            173
                                                  --------       --------       --------       --------
          Total operating expenses .........         5,508          4,698          4,808          4,592
                                                  --------       --------       --------       --------
Income From Operations .....................         2,869          1,394          1,018            277
Other Income:

  Interest income ..........................           721            692            611            410
  Other, net ...............................           (15)            (3)            (6)             2
                                                  --------       --------       --------       --------
          Total other income ...............           706            689            605            412
                                                  --------       --------       --------       --------
Income Before Provision for Income Taxes ...         3,575          2,083          1,623            689
Provision for Income (Taxes) Benefit .......        (1,238)          (655)          (492)            24
                                                  --------       --------       --------       --------
Net Income .................................         2,337          1,428          1,131            713
Other Comprehensive Income --
  Foreign currency translation adjustment ..           (45)            (3)            18             12
                                                  --------       --------       --------       --------
Comprehensive Income .......................      $  2,292       $  1,425       $  1,149       $    725
                                                  ========       ========       ========       ========
Net Income Per Common Share
  Basic ....................................      $   0.08       $   0.05       $   0.04       $   0.02
                                                  ========       ========       ========       ========
  Diluted ..................................      $   0.08       $   0.05       $   0.04       $   0.02
                                                  ========       ========       ========       ========
Shares Used in Calculation of Net Income Per
 Common Share
  Basic ....................................        29,490         29,560         29,737         30,161
                                                  ========       ========       ========       ========
  Diluted ..................................        30,276         30,491         30,756         31,396
                                                  ========       ========       ========       ========

With the acquisition of Tri-Com in September 2001, the Company determined it had two segments of which one was reportable. See Note 4 for segment information for fiscal years 2001, 2000 and 1999. The quarterly results of operations have not been restated to disclose segment information. Revenues from external customers and operating income for the Management Consulting Services segment in the quarter ended December 29, 2001 were approximately $10.3 million and $1.4 million, respectively.

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
                                                  ========       ========       ========       ========

13. SUBSEQUENT EVENT

On March 6, 2002, The Management Network Group, Inc. announced the acquisition of Cambridge Strategic Management Group, Inc. ("CSMG") of Boston, Massachusetts. In an asset purchase agreement between TMNG and CSMG, TMNG agreed to pay, in exchange for the business and primary assets of CSMG, an amount equal to $46.5 million as the initial purchase price, payable in approximately 2.9 million newly-issued and unregistered shares of common stock representing $13.5 million, calculated in accordance with the provisions of the Asset Purchase Agreement at a fixed price of $4.66 per share, and $33.0 million cash consideration. The transaction was structured as a taxable transaction for Federal income tax purposes, and included $5.4 million in cash consideration to the seller representing a sharing of tax consequence. The purchase price also included $5.2 million representing the working capital purchased from CSMG. The initial purchase price will be subject to final adjustment based on the balances of the working capital items at the date of close.

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Election of Directors and Section 16(a) Beneficial Ownership Reporting Compliance to be contained in the Proxy Statement are hereby incorporated by reference.

The following table sets forth certain information regarding executive officers and directors as of December 29, 2001:

                   NAME                      AGE             POSITION
                   ----                      ---             --------
 Grant G. Behrman(1)........................  47    Chairman of the Board
 Richard P. Nespola.........................  57    President, Chief Executive
                                                    Officer and Director
 Ralph R. Peck..............................  51    Vice President
 Micky K. Woo...............................  48    Vice President and
                                                     Director
 Amanda M. Weathersby.......................  47    Vice President
 Donald E. Klumb............................  39    Vice President and Chief
                                                    Financial Officer
 Christopher D. Mitchell....................  40    Secretary
 William M. Matthes(1)......................  41    Director
 Mario M. Rosati(2).........................  55    Director
 Andrew D. Lipman(2)........................  50    Director
 Roy A. Wilkens(1)(2).......................  58    Director

(1) Member of the compensation committee

(2) Member of the audit committee

Grant G. Behrman has served as the Chairman of the Board since February 1998. Mr. Behrman currently serves as Managing Partner of Behrman Capital, a private equity firm, and was a founding partner of that firm. Prior to founding Behrman Capital, Mr. Behrman was a founding member of Morgan Stanley's Venture Capital Group where he worked from 1981 to 1991, and a consultant with the Boston Consulting Group from 1977 to 1981. Mr. Behrman is a director of Brooks Equipment Corp., Inc. Esoterix, Inc., Executive Greetings, Inc. and several other private companies. Mr. Behrman received an M.B.A. with distinction from the Wharton Graduate School of Business in 1977. Mr. Behrman received his undergraduate degree in Business from the University of the Witwatersrand (South Africa).

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

William M. Matthes has served as a director since February 1998. Mr. Matthes joined Behrman Capital, a private equity firm, in April 1996 and has served as a Managing Partner of Behrman Capital since January 1999. Prior to joining Behrman Capital, Mr. Matthes was Chief Operating Officer of Holsted Marketing, Inc., a direct marketing company from July 1994 to April 1996. From December 1989 to July 1994, Mr. Matthes was a General Partner at Brentwood Associates, a private equity firm. Mr. Matthes currently serves on the board of iStar Financial (NYSE:
SFI) and several private companies. Mr. Matthes received his M.B.A. from Harvard Business School in 1986 where he was both a Baker Scholar and a Loeb Rhoades Fellow. Mr. Matthes also received his A.B. in Economics from Stanford University, where he graduated with honors and distinction.

Mario M. Rosati has served as a director since June 1999. Mr. Rosati is a member of the executive committee of Wilson, Sonsini, Goodrich & Rosati. He has been with the law firm since 1971, first as an associate and then as a member since 1975. He is a member of the board of directors of Aehr Test Systems, a semiconductor equipment company, Genus, Inc., a semiconductor equipment company, Sanmina Corporation, an electronics contract manufacturing company, Symyx Technologies, a combinatorial materials science company, and Vivus, Inc., a medical device company. Mr. Rosati received his B.A. from the University of California at Los Angeles and his J.D. from the University of California at Berkeley, Boalt Hall School of Law.

Andrew D. Lipman joined our board of directors in May, 2000. Mr. Lipman is the senior partner of the Telecommunications Group and the Vice Chairman of the law firm of Swidler Berlin Shereff Friedman LLP. For more than ten years, while maintaining his partnership at Swidler Berlin Shereff Friedman LLP, Mr. Lipman also served as Senior Vice President, Legal and Regulatory Affairs for MFS Communications. Mr. Lipman sits on the following Boards: Nuskin Enterprises, a cosmetics and nutritional manufacturer and marketer; Allegiance Telecom, a communications carrier; DSET, a telecommunications software provider; NHC, a telecommunications robotics equipment manufacturer and International Worldwide Cellular, an international cellular telephone distributor. Mr. Lipman is a graduate of the University of Rochester (summa cum laude) and the Stanford Law School.

Roy A. Wilkens has served as a director since June 1999. In 1985, Mr. Wilkens founded WilTel, Inc., a wholesale communications carrier, a subsidiary of The Williams Companies, an oil and gas pipeline company. Mr. Wilkens was the Chief Executive Officer of WilTel Inc. from 1985 to 1995. In 1995, Wiltel was acquired by LDDS Communications, a predecessor company to MCI Worldcom, and Mr. Wilkens remained as Chief Executive Officer of Wiltel until 1997. Prior to 1985, Mr. Wilkens served as the President of Williams Pipeline Company, a subsidiary of The Williams Companies. In 1992, President George Bush appointed Mr. Wilkens to the National Security Telecommunications Advisory Council. He has also served as chairman of both the Competitive Telecommunications Association and the National Telecommunications Network. Mr. Wilkens is a member of the board of directors of McLeodUSA Incorporated, a CLEC, Orillion Corp., a software provider to the telecommunications industry, and UniDial, Inc., a long distance telecommunications services provider.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation to be contained in the Proxy Statement is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management to be contained in the Proxy Statement is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Transactions with Related Persons to be contained in the Proxy Statement is hereby incorporated by reference.

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

(b) Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Overland Park, State of Kansas, on the 29th day of March 2002.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

            SIGNATURE                         TITLE                  DATE
            ---------                         -----                  ----
    /s/ RICHARD P. NESPOLA        President, Chief Executive    March 29, 2002
------------------------------       Officer and Director
        Richard P. Nespola           (Principal executive
                                            officer)

    /s/ DONALD E. KLUMB          Chief Financial Officer and    March 29, 2002
-------------------------------       Treasurer (Principal
        Donald E. Klumb               financial officer and
                                      principal accounting
                                            officer)

    /s/ MICKY K. WOO                       Director             March 29, 2002
-------------------------------
        Micky K. Woo

    /s/ GRANT G. BEHRMAN                   Director             March 29, 2002
-------------------------------
        Grant G. Behrman

    /s/ WILLIAM M. MATTHES                 Director             March 29, 2002
-------------------------------
        William M. Matthes

    /s/ ANDREW LIPMAN                      Director             March 29, 2002
-------------------------------
        Andrew Lipman

    /s/ ROY A. WILKENS                     Director             March 29, 2002
-------------------------------
        Roy A. Wilkens

    /s/ MARIO M. ROSATI                    Director             March 29, 2002
-------------------------------
        Mario M. Rosati

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

10.9*      Employment Agreement between the registrant and Richard Nespola dated
           February 12, 1998.

10.10*     Employment Agreement between the registrant and Micky Woo dated
           February 12, 1998.

10.11*     Employment Agreement between the registrant and Ralph Peck dated
           February 12, 1998.

10.12*     Employment Agreement between the registrant and Donald Klumb dated
           September 9, 1999

10.13* Amended Lease Agreement between Lighton Plaza L.L.C. and the registrant dated December 21, 2000

10.14*     Lease between The American Occupational Therapy Association, Inc. and
           The Weathersby Group, Inc. dated January 18, 1999

10.15*     Amended Lease Agreement between The American Occupational Therapy
           Association, Inc. and TWG Marketing, Inc. dated December 5, 2000

10.16*     2000 Supplemental Stock Plan and form of agreements thereunder

10.17      Lease between HANSON PALMER II ASSOCIATES LIMITED PARTNERSHIP and Tri-
           Com Computer Services, Inc. dated January 20, 1998

10.18      Amended Lease Agreement between Hanson Palmer II Associated Limited
           Partnership and Tri-Com Computer Services, Inc. dated April 15, 1999

21.1       List of subsidiaries of TMNG, Inc.

23.1       Consent of Deloitte & Touche LLP

24.1       Power of attorney (see page 50)


* Previously filed