Form 10-Q
period 2002-03-30
MANAGEMENT NETWORK GROUP INC
filed 2002-05-13
CIK 1094814

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                        (x) Quarterly report pursuant to
           Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 30, 2002

                                       or

          [ ] Transition report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                         Commission file number: 0-27617

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

                                  913-345-9315
                                  ------------
               Registrant's telephone number, including area code


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

As of May 8, 2002 TMNG had outstanding 33,266,456 shares of common stock.

                       THE MANAGEMENT NETWORK GROUP, INC.
                                      INDEX


                                                                                   PAGE
                                                                                   ----
PART I. FINANCIAL INFORMATION:
         ITEM 1. Consolidated Condensed Financial Statements:

                 Consolidated Condensed Balance Sheets - March 30, 2002
                   (unaudited) and December 29, 2001 ..........................      3

                 Consolidated Condensed Statements of Income (Loss) and
                   Comprehensive Income (Loss) (unaudited) - Thirteen weeks
                   ended March 30, 2002 and March 31, 2001 ....................      4

                 Consolidated Condensed Statements of Cash Flows
                   (unaudited) - Thirteen weeks ended March 30, 2002
                   and March 31, 2001 .........................................      5

                 Notes to Consolidated Condensed Financial Statements
                   (unaudited) ................................................      6

         ITEM 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations ..............     10

         ITEM 3.  Quantitative and Qualitative Disclosures About
                   Market Risk ................................................     12

PART II. OTHER INFORMATION

         ITEM 1.  Legal Proceedings ...........................................     12

         ITEM 6.  Exhibits and Reports on Form 8-K ............................     12

         Signatures............................................................     12

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                       THE MANAGEMENT NETWORK GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In thousands, except share data)



                                                                                            (unaudited)
                                                                       December 29,           March 30,
                                                                          2001                  2002
                                                                       ------------         -----------
CURRENT ASSETS:
  Cash and cash equivalents ................................            $  86,396             $  57,252
  Receivables:
    Accounts receivable ....................................                8,518                 8,250
    Accounts receivable - unbilled .........................                2,962                 3,605
                                                                        ---------             ---------
                                                                           11,480                11,855
    Less: Allowance for doubtful accounts ..................                 (517)               (1,008)
                                                                        ---------             ---------
                                                                           10,963                10,847
  Other assets .............................................                2,071                 3,395
                                                                        ---------             ---------
            Total current assets ...........................               99,430                71,494
                                                                        ---------             ---------
Property and Equipment, net ................................                1,686                 2,984
Goodwill, net ..............................................               22,147                62,799
Intangibles, net ...........................................                1,191                 4,541
Deferred Tax Asset .........................................                4,080                 5,440
Other assets ...............................................                  508                   472
                                                                        ---------             ---------
Total Assets ...............................................            $ 129,042             $ 147,730
                                                                        =========             =========
CURRENT LIABILITIES:
  Trade accounts payable ...................................            $     210             $     637
  Accrued payroll, bonuses and related expenses ............                1,393                 1,522
  Other accrued liabilities ................................                3,258                 4,728
                                                                        ---------             ---------
            Total current liabilities ......................                4,861                 6,887
Noncurrent liabilities .....................................                  189                 4,197

STOCKHOLDERS' EQUITY
  Common Stock: ............................................                   30                    33
    Voting - $.001 par value, 100,000,000 shares
    authorized; 30,204,919 and 33,211,652 issued and
    outstanding on December 29, 2001 and March 30, 2002,
    respectively
  Additional paid-in capital ...............................              141,451               155,497
  Accumulated deficit ......................................              (16,463)              (18,128)
  Accumulated other comprehensive income -
   Foreign currency translation adjustment .................                   17                   (16)
  Unearned compensation ....................................               (1,043)                 (740)
                                                                        ---------             ---------
           Total stockholders' equity ......................              123,992               136,646
                                                                        ---------             ---------
Total Liabilities and Stockholders' Equity .................            $ 129,042             $ 147,730
                                                                        =========             =========



            See notes to consolidated condensed financial statements.

                       THE MANAGEMENT NETWORK GROUP, INC.
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS) AND
                           COMPREHENSIVE INCOME (LOSS)
                 (In thousands, except share and per share data)
                                   (unaudited)



                                                     For the Thirteen Weeks Ended
                                                    ------------------------------
                                                    March 31,            March 30,
                                                      2001                 2002
                                                    ---------            ---------
Revenues ...............................            $ 18,334             $  7,268
Cost of Services:
  Direct cost of services ..............               9,544                3,674
  Equity related charges ...............                 413                  495
                                                    --------             --------
    Total cost of services .............               9,957                4,169
                                                    --------             --------
Gross Profit ...........................               8,377                3,099
Operating Expenses:
  Selling, general and
     administrative ....................               4,844                5,699
  Equity related charges ...............                 198                  163
  Goodwill and intangibles
     amortization ......................                 466                  392
                                                    --------             --------
    Total operating expenses ...........               5,508                6,254
                                                    --------             --------
Income (Loss) From Operations ..........               2,869               (3,155)
Other Income
  Interest income ......................                 721                  310
  Other, net ...........................                 (15)                 (11)
                                                    --------             --------
    Total other income .................                 706                  299
                                                    --------             --------
Income (Loss) Before Provision for
  Income Taxes .........................               3,575               (2,856)
Income Tax (Provision) Benefit .........              (1,238)               1,191
                                                    --------             --------
Net Income (Loss) ......................               2,337               (1,665)
Other Comprehensive Loss -
  Foreign currency translation
    adjustment .........................                 (45)                 (33)
                                                    --------             --------
Comprehensive Income (Loss) ............            $  2,292             $ (1,698)
                                                    ========             ========
Net Income (Loss) Per Common Share

  Basic ................................            $   0.08             $  (0.05)
                                                    ========             ========
  Diluted ..............................            $   0.08             $  (0.05)
                                                    ========             ========
Shares Used in Calculation
 of Net Income (Loss) Per Common
 Share

  Basic ................................              29,490               31,032
                                                    ========             ========
  Diluted ..............................              30,276               32,114
                                                    ========             ========


            See notes to consolidated condensed financial statements.

                       THE MANAGEMENT NETWORK GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)



                                                                      For the Thirteen Weeks Ended
                                                                     ------------------------------
                                                                      March 31,           March 30,
                                                                       2001                  2002
                                                                     ----------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) .....................................            $  2,337             $ (1,665)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
     Depreciation and amortization ......................                 582                  581
     Stock option compensation ..........................                 611                  658
     Income tax benefit realized upon exercise
       of stock options .................................                  39                   24
     Provision for deferred income taxes ................                  13                 (106)
     Loss on retirement of assets ......................                                       140
     Other changes in operating assets and
      liabilities, net of business acquisitions:
          Accounts receivable ...........................               2,511                2,481
          Accounts receivable - unbilled ................                 580                  260
          Other assets ..................................                (308)                 577
          Trade accounts payable ........................                (381)                 406
          Accrued liabilities ...........................                (729)              (1,720)
                                                                     --------             --------
             Net cash provided by operating
              activities ................................               5,255                1,636
                                                                     --------             --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of business, net of cash acquired .........                                  (30,797)
  Acquisition of property and equipment .................                (309)                 (89)
                                                                     --------             --------
             Net cash used in investing
              activities ................................                (309)             (30,886)
                                                                     --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments made on long-term obligations ................                                      (51)
  Exercise of options ...................................                  78                  190
                                                                     --------             --------
             Net cash provided by financing
               activities ...............................                  78                  139
                                                                     --------             --------
Effect of exchange rate on cash and cash
 equivalents ............................................                 (45)                 (33)
                                                                     --------             --------
Net increase (decrease) in cash and cash equivalents ....               4,979              (29,144)
Cash and cash equivalents, beginning of period ..........              70,583               86,396
                                                                     --------             --------
Cash and cash equivalents, end of period ................            $ 75,562             $ 57,252
                                                                     ========             ========
Supplemental disclosure of cash flow information:

Cash paid during period for interest ....................            $                    $     11
                                                                     ========             ========
Cash paid during period for taxes .......................            $     43             $     33
                                                                     ========             ========

Supplemental disclosure of non-cash investing and
  financing transactions --
    Fair value of assets acquired .......................                                 $ 53,764
    Liabilities incurred or assumed .....................                                 $ (7,301)
    Common stock issued .................................                                 $ 13,480



            See notes to consolidated condensed financial statements.

                       THE MANAGEMENT NETWORK GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. Basis of Reporting

The accompanying consolidated condensed financial statements of The Management Network Group, Inc. (the "Company") as of March 30, 2002, and for the three months (thirteen weeks) ended March 30, 2002 and March 31, 2001, are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the Company's consolidated condensed financial position, results of operations, and cash flows as of these dates and for the periods presented. The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Consequently, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements nor those normally made in the Company's Annual Report on Form 10-K. Accordingly, reference should be made to the Company's Annual Report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies, which have not changed.

2. Earnings Per Share

The Company calculates and presents earnings (loss) per share using a dual presentation of basic and diluted earnings (loss) per share. Basic earnings
(loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings
(loss) per share reflects the potential dilution of securities by adding common stock options in the weighted average number of common shares outstanding for a period, if dilutive.

The reconciliation of weighted average common shares outstanding included in the computation of basic and diluted net income (loss) per common share for the periods indicated is as follows (amounts in thousands):


                                                                 THIRTEEN WEEKS ENDED
                                                          ----------------------------------
                                                          MARCH 31, 2001      MARCH 30, 2002
                                                           (UNAUDITED)           (UNAUDITED)
                                                          --------------      --------------
        Weighted average shares of common
         stock outstanding for basic earnings
         per share ............................               29,490               31,032
        Effect of stock options ...............                  786                1,082
                                                              ------               ------
        Weighted average shares of common
         stock outstanding for diluted earnings
         per share ............................               30,276               32,114
                                                              ======               ======

3. Business Combinations

On March 6, 2002, TMNG announced the purchase of the business and primary assets of Cambridge Strategic Management Group, Inc. ("CSMG") of Boston, Massachusetts. CSMG provides high-end advisory services to global communication service and equipment providers and investment firms that provide capital to the industry. CSMG's range of business strategy services include analyses of industry and competitive environments; product and distribution strategies; finance, including business case development, modeling, cost analysis and benchmarking; and due diligence and risk assessment.

The acquisition, recorded under the purchase method of accounting, resulted in a total purchase price of approximately $46.5 million. Consideration consisted of $33.0 million cash and 2,892,800 shares of TMNG Common Stock valued at $13.5 million. Share consideration was calculated in accordance with the Asset Purchase Agreement at a fixed price of $4.66 per share. All shares are restricted from trading for one year from the closing. An escrow was established as part of the transaction, consisting of 566,502 shares and $4.0 million of cash (collectively, "the Escrowed Property"). The Escrowed Property is subject to certain claims as set forth in the Asset Purchase Agreement and is scheduled to be distributed to the Seller pro rata in four installments over a 24 month period. On the date of announcement of the acquisition, the closing pricing of TMNG's Common Stock was $4.56 per share.

The transaction was structured as a taxable transaction for Federal income tax purposes, and included $5.4 million in cash consideration to the Seller representing a sharing of tax benefits and costs. The purchase price also included $5.2 million representing the working capital purchased from CSMG.

The initial purchase price will be subject to refinement based on the finalization of the balances of the working capital items and income tax sharing at the date of close, and the finalization of direct acquisition costs incurred in the transaction. The operating results of CSMG have been included in the Consolidated Condensed Statements of Income (Loss) and Comprehensive Income
(Loss) from the date of the purchase.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of acquisition. The allocation of the purchase price is based on preliminary estimates and is subject to further refinement, however, adjustments, if any, are not expected to be material. The preliminary allocation allocated to identifiable intangible assets was determined by an independent appraisal.

                                AT MARCH 6, 2002
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


              Current assets                              $ 6,066
              Property, plant and equipment                 1,537
              Employment agreements                         3,200
              Customer backlog                                458
              Company tradename                               350
              Deferred taxes (non-current)                  1,501
              Goodwill                                     40,652
                                                          -------
              Total assets acquired                        53,764

              Current liabilities                           3,317
              Long-term obligations                         3,984
                                                          -------
              Total liabilities assumed                     7,301
                                                          -------
              Net assets acquired                         $46,463
                                                          =======

Of the $458,000 assigned to the customer backlog, no residual value has been identified with this asset. The customer backlog has an estimated useful life of 3 months and is amortized on a straight-line basis.

Of the $350,000 assigned to the company tradename, no residual value has been identified with this asset. The company tradename has an estimated useful life of 24 months and is amortized on a straight-line basis.

Of the $3,200,000 assigned to the employment agreements, no residual value has been identified with this asset. The employment agreements have a weighted average useful life of approximately 32 months and are amortized on a straight-line basis.

As part of the acquisition of CSMG, the Company assumed liabilities of approximately $899,000 related to capital leases.

The following reflects pro forma combined results of the Company and CSMG as if the acquisition had occurred as of December 30, 2001 and December 31, 2000. In management's opinion, this pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined entities.


                                                              (unaudited)
                                                  -----------------------------------
                                                         Thirteen Weeks Ended
(in thousands, except per share amounts)           March 31,                March 30,
                                                     2001                     2002
                                                  ----------               ----------
Total revenues                                    $   25,907               $    9,495
Net income (loss)                                 $    3,145               $   (1,896)
Basic net income (loss) per common share          $     0.10               $    (0.06)
Diluted net income (loss) per common share        $     0.09               $    (0.06)

4. Equity Related Charges

During the thirteen weeks ended March 30, 2002, the Company granted approximately 64,000 stock options to employees at a weighted average exercise price of $6.53. During the same period, the Company recorded net compensation expense related to all stock options of $227,000.

Equity related charges to cost of services associated with the previously issued warrant during the first quarter of fiscal year 2002 totaled $431,000.

5. Contingencies

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

The Company has and may become involved in various legal and administrative actions arising in the normal course of business. These could include actions raised by taxing authorities challenging the employment status of consultants utilized by the Company. In addition, customer bankruptcies could result in a claim on collected balances for professional services near the bankruptcy filing date. While the resolution of any of such actions, claims, or the matter described above may have an impact on the financial results for the period in which it is resolved, the Company believes that the ultimate disposition of these matters will not have a material adverse effect upon its consolidated results of operations, cash flows or financial position.

6. Loans to Officers

During the third quarter of fiscal year 2001, three executive officers of the Company received stock options at fair market value in lieu of receiving their cash base compensation. Additionally, to assist in meeting the cash flow needs of the officers who reduced their compensation, the Company provided lines of credit, collateralized by Company common stock held by such officers. The maximum available borrowings under the loan agreements between the three officers and the Company are $1,300,000 in total. Borrowings against the line of credit at March 30, 2002 totaled $200,000. In accordance with the loan provisions, the interest rate charged on the loans is equal to the Applicable Federal Rate (AFR), as announced by the Internal Revenue Service, for short-term obligations (with annual compounding) in effect for the month in which the advance is made, until fully paid.

7. Business Segments

The Company has identified its segments based on the way management organizes the Company to assess performance and make operating decisions regarding the allocation of resources.

Based on the criteria of Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information," the Company has two segments, only one of which is separately reportable: The Management Consulting Services segment, and All Other. Management Consulting Services includes business strategy and planning, marketing and customer relationship management, operating system support, revenue assurance, corporate investment services, networks, and business model transformation. All Other consists of computer hardware commission and rebates received in connection with the procurement of hardware for third parties. Management evaluates performance based upon operating earnings before interest income (expense), foreign currency transaction gains (losses), extraordinary items, if any, and income taxes excluding equity related charges and goodwill and intangibles amortization. Management also evaluates trade accounts receivable as part of its overall assessment of the segments' performance. There are no intersegment sales.

Summarized financial information concerning the Company's reportable segments is shown in the following table (amounts in thousands):


                                                                                       (unaudited)
                                                         -----------------------------------------------------------------------
                                                              Management            All            Not Assigned
                                                         Consulting Services       Other            to Segments          Total
                                                         -------------------     ---------         -------------       ---------
For the thirteen weeks ended March 31, 2001:
Net sales to external customers                               $  18,334                                                $  18,334
Income from operations                                        $   3,946                             $  (1,077)         $   2,869
Total assets                                                  $  22,383                             $  98,956          $ 121,339

For the thirteen weeks ended March 30, 2002:
Net sales to external customers                               $   7,074          $     194                             $   7,268
Income (loss) from operations                                 $  (2,113)         $       8          $  (1,050)         $  (3,155)
Total assets                                                  $  11,406                             $ 136,324          $ 147,730

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

Reconciling information between reportable segments and the Company's totals is shown in the following table (amounts in thousands):


                                                   THIRTEEN WEEKS ENDED
                                          --------------------------------------
                                          March 31, 2001          March 30, 2002
                                            (unaudited)             (unaudited)
                                          --------------          --------------
Operating earnings(losses)
Total operating earnings (losses) for
 reportable segments                          $ 3,946                 $(2,105)
Equity related charges                            611                     658
Goodwill and intangibles amortization             466                     392
                                              -------                 -------
Income (loss) from operations                 $ 2,869                 $(3,155)
                                              =======                 =======

8. Goodwill and Other Intangibles

Effective for fiscal year 2002, the Company adopted certain provisions of SFAS No. 142 "Accounting for Goodwill and Intangible Assets". In accordance with certain provisions of the Statement, goodwill has not been amortized in fiscal year 2002. This Statement requires that goodwill be evaluated on an annual basis, or more frequently if necessary. This Statement also requires a transitional impairment test within six months of the date of adoption. Management has not completed the transitional impairment test as of March 30, 2002.

Included in intangible assets and other assets on the Company's consolidated balance sheet as of the end of the first quarter, March 30, 2002, and as of the latest fiscal year end, December 29, 2001, are the following intangible assets (amounts in thousands):

                                                         March 30, 2002
                         December 29, 2001                (unaudited)
                      ------------------------      ------------------------
                                   Accumulated                   Accumulated
                       Cost       Amortization        Cost      Amortization
                      -------     ------------      -------     ------------
Goodwill              $24,633        $(2,486)       $65,285       $(2,486)
                      =======        =======        =======       =======
Intangibles with
 finite lives         $ 1,503        $  (131)       $ 5,511       $  (523)
                      =======        =======        =======       =======

Intangible amortization expense for the thirteen weeks ended March 30, 2002 was $392,000 and is estimated to be approximately $2.1 million for fiscal year 2002. Estimated intangible amortization expense for each of the subsequent three years beginning in 2003 is expected to range from approximately $1.8 million to $252,000.

The following pro forma information reconciles the net income and earnings per share reported for the thirteen weeks ended March 31, 2001 to adjusted net income and earnings per share which reflect the adoption of SFAS No. 142 and compares the adjusted information to the current year results (amounts in thousands, except per share data):


                                              March 31,              March 30,
                                                2001                   2002
                                             (unaudited)            (unaudited)
                                             -----------            -----------
  Net income, (loss) as reported               $ 2,337               $(1,665)
  Goodwill amortization, net of tax                280                    --
                                               -------               -------
  Net income (loss), as adjusted               $ 2,617               $(1,665)
                                               =======               =======
  Basic earnings (loss) per share,
   as reported                                 $  0.08               $ (0.05)

  Goodwill amortization                           0.01                    --
                                               -------               -------
        Basic earnings (loss) per
         share, as adjusted                    $  0.09               $ (0.05)
                                               =======               =======
        Diluted earnings (loss)
         per share, as reported                $  0.08               $ (0.05)
        Goodwill amortization                     0.01                    --
                                               -------               -------
        Diluted earnings (loss)
         per share, as adjusted                $  0.09               $ (0.05)
                                               =======               =======

9. Significant Customer Contract

On December 10, 1999, the Company entered into a consulting services agreement with a significant customer under which such customer committed to $22 million of consulting fees over a three-year period commencing January 1, 2000. Due to financial difficulties experienced by the customer in fiscal year 2001 and continuing into fiscal year 2002, the agreement was extended in April 2002 for two additional years beyond the original term of the agreement, in exchange for an expanded preferred contractor relationship and immediate commitment to a significant consulting arrangement. As of March 30, 2002, $14.9 million of consulting fees had been recognized in connection with the agreement from the commencement date.

10. Letter of Credit

In March 2002, the Company entered into a $1.0 million standby letter of credit ("LOC") facility with a financial institution in connection with the CSMG acquisition. The LOC was required as part of the assignment of the leased office space from CSMG to the Company. The LOC was collateralized by the Company with a $1.0 million cash deposit to the above financial institution. This amount is included in "Cash and Cash Equivalents" on the Company's consolidated balance sheet as of March 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this quarterly report contains forward-looking statements. Certain risks and uncertainties could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business - Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date of this report. We undertake no obligation to revise, or publicly release the results of any revision to, these forward-looking statements. Readers should carefully review the risk factors described in our annual report and in other documents that we file from time to time with the Securities and Exchange Commission.

The following should be read in connection with Management's Discussion and Analysis of Financial Condition and Results of Operations and Critical Accounting Policies as presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED MARCH 30, 2002 COMPARED TO THIRTEEN WEEKS ENDED MARCH 31, 2001

                                    REVENUES

Revenues decreased 60.4% to $7.3 million for the first quarter of fiscal year 2002 from $18.3 million for the first quarter of fiscal 2001. The decrease in revenues was due primarily to a deferral or reduction of management consulting demand by the communications and technology industry resulting primarily from adverse macroeconomic events in this sector during 2001 and 2002, including reductions in capital funding, business failures, and industry restructurings and reorganizations. Additionally, our international revenue base decreased to 6% of our revenues in the first quarter of fiscal 2002, from 17% in the first quarter of 2001, due primarily to the domestic revenue generated by our recently acquired subsidiaries, Cambridge Strategic Management Group, Inc. ("CSMG") and TMNG Technologies, Inc. and the decline in services provided to international customers related to similar adverse macroeconomic events in those markets. CSMG revenues for the period following the close of the acquisition to the end of the first quarter represented 20.4% of consolidated revenues for the first quarter of fiscal 2002. Non-consulting revenues recognized by TMNG Technologies represented 1.8% of consolidated revenues for the first quarter of fiscal 2002, and related to commissions received on hardware sales.

                               COSTS OF SERVICES

Direct costs of services decreased 61.5% to $3.7 million for the first quarter of fiscal year 2002 from $9.5 million in the first quarter of fiscal

2001, and was attributable primarily to the decrease in consulting engagements and corresponding reductions in consulting personnel. As a percentage of revenues, our gross margin based on direct cost of services was 49.4% for the first quarter of fiscal year 2002, compared to 47.9% for the first quarter of fiscal year 2001. The increase in gross margin was primarily attributable to higher margins associated with strategy offerings provided by CSMG during the quarter, offsetting lower utilization of other consulting personnel and thus correspondingly lower margins, which resulted from lower consulting contract activity.

Non-cash stock based compensation charges were $495,000 and $413,000 for the first quarter of fiscal year 2002 and 2001, respectively. Of the $495,000 compensation charges related to fiscal year 2002, $120,000 was recorded in connection with pre-initial public offering grants of stock options to employees and non-employee consultants, offset by a $56,000 credit representing a reversal of previously recorded expense attributable to the forfeiture and cancellation of unvested stock options during the first quarter of fiscal year 2002, and $431,000 was recorded in connection with the warrant issued during the fourth quarter of 1999. The primary reason for the net increase in non-cash stock based compensation charges for the first quarter of fiscal year 2002 compared to the same period in fiscal year 2001 was that non-cash stock based compensation charges were offset by a $468,000 credit in the first quarter of fiscal year 2001, representing a reversal of previously recorded expense attributable to the forfeiture and cancellation of unvested stock options in the first quarter of fiscal year 2001. These net charges increased costs of services as a percentage of revenue by 6.8% and 2.3% for the first quarter of fiscal year 2002 and fiscal year 2001, respectively. The increase in non-cash stock based compensation charges as a percentage of revenues was due to the decrease in revenues in the first quarter of fiscal year 2002.

                               OPERATING EXPENSES

In total, operating expenses increased to $6.3 million for the first quarter of fiscal year 2002, or 13.5% from $5.5 million for the first quarter of fiscal year 2001. The major component of this $746,000 net increase in operating expenses was an $855,000 increase in selling, general and administrative expenses related to the closing of our Lanham office into our Bethesda location in the first quarter of fiscal year 2002, an increase in our allowance for doubtful accounts as a percentage of revenue, and the additional rent and fixed costs associated with our CSMG and TMNG Technologies acquisitions. As a percentage of revenues, selling, general and administrative expenses increased to 78.4% compared to 26.4% for the first quarter of fiscal year 2002 and 2001, respectively. This percentage increase was primarily attributable to the decreased revenues. Amortization expense decreased by $74,000 in the first quarter of fiscal year 2002 compared to the first quarter of fiscal year 2001, due primarily to the Company no longer recording amortization expense on goodwill in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142 "Accounting for Goodwill and Intangible Assets," offset by an increase in the amortization of specifically identified intangibles acquired in the CSMG and TMNG Technologies, Inc. acquisitions.

Non-cash stock based compensation charges of $163,000 and $198,000 for the first quarter of fiscal years 2002 and 2001, respectively, were recorded in connection with stock options granted to our partners, principals and certain senior executives and non-employee directors. These charges increased operating expenses as a percentage of revenue by 2.2% and 1.1% for the first quarter of fiscal year 2002 and fiscal year 2001, respectively. The $35,000 decrease in non-cash stock based compensation charges for fiscal year 2002 compared to fiscal year 2001 was a result of the reduction in the amortization of the deferred compensation charges recorded in connection with pre-initial public offering grants of non-qualified stock options.

                            OTHER INCOME AND EXPENSES

Interest income was $310,000 and $721,000 for the first quarter of fiscal years 2002 and 2001, respectively, and represented interest earned on invested balances. Interest income decreased during the first quarter of fiscal year 2002 due primarily to the Federal Reserve Bank reducing interest rates from the first quarter of fiscal year 2001 to the first quarter of fiscal year 2002. We invest in short-term, high-grade investment instruments, and maintain a mix of taxable and tax-exempt instruments as part of our overall investment policy.

Other, net represents a loss of $11,000 and $15,000 for the first quarter of fiscal years 2002 and 2001, respectively. The charge in the first quarter of fiscal year 2002 represented interest expense associated with our long-term obligations. The Company did not report interest expense in the first quarter of fiscal year 2001 as the above long-term obligations were assumed in the Tri-Com Computer Services, Inc. acquisition completed by the Company in the third quarter of fiscal year 2001. The loss in the first quarter of fiscal year 2001 was due primarily to the write-down of an investment classified as a trading security in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities."

INCOME TAXES

Income tax benefit for the first quarter of fiscal year 2002 as a percentage of pretax loss was 41.7% compared to a provision of 34.6% of pretax income for the first quarter of fiscal year 2001. The increase in the income tax expense (benefit) as a percentage of pre-tax income (loss) was due primarily to the federal tax treatment of federally exempt income on short-term investments in fiscal years 2002 and 2001.

LIQUIDITY AND CAPITAL RESOURCES

At March 30, 2002, we had approximately $57.3 million in cash and cash equivalents. We believe the cash on hand, in addition to cash generated from operations, will be sufficient to meet anticipated cash requirements, including anticipated capital expenditures and consideration for possible acquisitions, for at least the next 12 months. The Company has established a flexible model that provides a lower fixed cost structure than most consulting firms, enabling TMNG to scale operating cost structures more quickly based on market conditions.

Net cash provided by operating activities was $1.6 million and $5.3 million for the first quarter of fiscal year 2002 and fiscal year 2001, respectively. The Company generated positive cash flow from its operating activities in the first quarter of fiscal 2002, primarily due to the reduction in accounts receivable balances, after giving impact to the CSMG acquisition, reflecting more focused billing and collection activities.

Net cash used in investing activities was $30.9 million and $309,000 for the first quarter of fiscal year 2002 and fiscal year 2001, respectively. Cash used for acquisitions in the first quarter of fiscal year 2002 was $30.8 million, and related to the CSMG acquisition closed by the Company on March 6, 2002. Capital expenditures of $89,000 and $309,000 for the first quarter of fiscal years 2002 and 2001, respectively, relate to the capitalization of leasehold improvements, computer equipment and software by the Company.

Net cash provided by financing activities was $139,000 in the first quarter of fiscal year 2002, and related to proceeds from the exercise of employee stock options, partially offset from payments made by the Company on the current portion of its capital lease obligations and current portion of outstanding debt. Net cash provided by financing activities was $78,000 in the first quarter of fiscal year 2001, and related to proceeds from the exercise of employee stock options.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

TMNG has not been subject to any material new litigation or claims against the Company since the time of TMNG's 10-K filing, dated March 29, 2002. For a summary of litigation in which TMNG is currently involved, refer to TMNG's 10-K, as filed with the Securities and Exchange Commission on March 29, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None.

(b) Reports on Form 8-K

The Company filed a Form 8-K on March 21, 2002 with the Securities and Exchange Commission disclosing the acquisition of Cambridge Strategic Management Group, Inc. On May 10, 2002 an amendment to this filing was submitted to the Securities and Exchange Commission. The amendment included pro forma consolidated statements of income and comprehensive income for the year ended December 29, 2001 as well as a pro forma consolidated balance sheet dated December 29, 2001. Additionally, the amendment reported CSMG's 2001 financial statements, footnotes, and independent auditors' report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         SIGNATURE                          TITLE                           DATE
         ---------                          -----                           ----
/s/ RICHARD P. NESPOLA            President, Chief Executive             May 13, 2002
-------------------------------   Officer
Richard P. Nespola                (Principal executive officer)

/s/ DONALD E. KLUMB               Chief Financial Officer and            May 13, 2002
-------------------------------   Treasurer
Donald E. Klumb                   (Principal financial officer
                                  and principal accounting
                                  officer)