Form 10-Q
period 2002-06-29
MANAGEMENT NETWORK GROUP INC
filed 2002-08-13
CIK 1094814

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                        [X] Quarterly report pursuant to
                           Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 29, 2002
                  --------------------------------------------

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

As of August 7, 2002 TMNG had outstanding 33,297,456 shares of common stock.

                       THE MANAGEMENT NETWORK GROUP, INC.
                                      INDEX


                                                                                 PAGE
PART I. FINANCIAL INFORMATION:
         ITEM 1. Consolidated Condensed Financial Statements:

                 Consolidated Condensed Balance Sheets - June
                   29, 2002 (unaudited) and December 29, 2001 ................     3

                 Consolidated Condensed Statements of Income (Loss) and
                   Comprehensive Income (Loss) (unaudited) - Thirteen Weeks
                   ended June 29, 2002 and June 30, 2001, and Twenty-six Weeks
                   Ended June 29, 2002 and June 30, 2001 .....................     4

                 Consolidated Condensed Statements of Cash Flows
                   (unaudited) - Twenty-six Weeks ended June 29,
                   2002 and June 30, 2001 ....................................     5

                 Notes to Consolidated Condensed Financial
                 Statements ..................................................     6

         ITEM 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations .........................    11

         ITEM 3. Quantitative and Qualitative Disclosures about
                 Market Risk .................................................    14

PART II. OTHER INFORMATION

         ITEM 1. Legal Proceedings ...........................................    14

         ITEM 4. Submission to a Vote of Securities Holders ..................    14

         ITEM 6. Exhibits and Reports on Form 8-K ............................    14

         Signatures ..........................................................    14


                         PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                       THE MANAGEMENT NETWORK GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In thousands, except share data)


                                                                                                 (unaudited)
                                                                                  December 29,     June 29,
                                                                                      2001           2002
                                                                                    ---------     ---------
CURRENT ASSETS:
  Cash and cash equivalents                                                         $  86,396     $  54,383
  Receivables:
    Accounts receivable                                                                 8,518         8,489
    Accounts receivable - unbilled                                                      2,962         4,211
                                                                                    ---------     ---------
                                                                                       11,480        12,700
    Less: Allowance for doubtful accounts                                                (517)         (751)
                                                                                    ---------     ---------
                                                                                       10,963        11,949
  Refundable and deferred income taxes                                                    365         3,119
  Other assets                                                                          1,706         1,850
                                                                                    ---------     ---------
            Total current assets                                                       99,430        71,301
                                                                                    ---------     ---------
Property and equipment, net                                                             1,686         2,858
Goodwill, net                                                                          22,147        61,119
Intangibles, net                                                                        1,191         4,104
Deferred tax asset                                                                      4,080         5,603
Other assets                                                                              508           422
                                                                                    ---------     ---------
            Total assets                                                            $ 129,042     $ 145,407
                                                                                    =========     =========

CURRENT LIABILITIES:
  Trade accounts payable                                                            $     210     $     680
  Accrued payroll, bonuses and related expenses                                         1,393         3,381
  Other accrued liabilities                                                             3,258         3,151
                                                                                    ---------     ---------
            Total current liabilities                                                   4,861         7,212

Unfavorable lease liability                                                                           3,323
Capital lease obligations                                                                 100           656
Other liabilities                                                                          89            37

STOCKHOLDERS' EQUITY
  Common Stock:                                                                            30            33
       Voting - $.001 par value, 100,000,000 shares authorized; 30,204,919 and
       33,279,123 issued and outstanding on December 29, 2001 and June 29, 2002, respectively
  Additional paid-in capital                                                          141,451       155,663
  Accumulated deficit                                                                 (16,463)      (21,090)
  Accumulated other comprehensive income -
      Foreign currency translation adjustment                                              17            (1)
  Unearned compensation                                                                (1,043)         (426)
                                                                                    ---------     ---------
            Total stockholders' equity                                                123,992       134,179
                                                                                    ---------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 129,042     $ 145,407
                                                                                    =========     =========


See notes to consolidated condensed financial statements.

                       THE MANAGEMENT NETWORK GROUP, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)
                         AND COMPREHENSIVE INCOME (LOSS)
                      (In thousands, except per share data)
                                   (unaudited)


                                                          For the thirteen                 For the twenty-six
                                                             weeks ended                       weeks ended
                                                 --------------------------------     -------------------------------
                                                 June 30, 2001      June 29, 2002     June 30, 2001     June 29, 2002
                                                 -------------      -------------     -------------     -------------
REVENUES                                            $ 13,691          $  9,927          $ 32,025          $ 17,195
COST OF SERVICES:
  Direct cost of services                              6,892             4,264            16,436             7,938
  Equity related charges                                 707               177             1,120               672
                                                    --------          --------          --------          --------
    Total cost of services                             7,599             4,441            17,556             8,610
                                                    --------          --------          --------          --------
GROSS PROFIT                                           6,092             5,486            14,469             8,585
OPERATING EXPENSES:
  Selling, general and
   administrative                                      3,970             7,768             8,815            13,467
  Goodwill and intangibles amortization                  467               728               933             1,120
  Equity related charges                                 261               117               459               280
                                                    --------          --------          --------          --------
    Total operating expenses                           4,698             8,613            10,207            14,867
                                                    --------          --------          --------          --------
INCOME (LOSS) FROM OPERATIONS                          1,394            (3,127)            4,262            (6,282)
OTHER INCOME
  Interest income                                        692               212             1,412               522
  Other, net                                              (3)               (4)              (17)              (15)
                                                    --------          --------          --------          --------
    Total other income                                   689               208             1,395               507
                                                    --------          --------          --------          --------
INCOME (LOSS) BEFORE INCOME TAX (PROVISION)
 BENEFIT AND CUMULATIVE EFFECT OF A CHANGE
 IN ACCOUNTING PRINCIPLE                               2,083            (2,919)            5,657            (5,775)
INCOME TAX (PROVISION) BENEFIT                          (655)            1,097            (1,893)            2,288
                                                    --------          --------          --------          --------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
 A CHANGE IN ACCOUNTING PRINCIPLE                      1,428            (1,822)            3,764            (3,487)

CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE, NET OF TAX BENEFIT
 OF $760                                                                                                    (1,140)
                                                    --------          --------          --------          --------
NET INCOME (LOSS)                                      1,428            (1,822)            3,764            (4,627)

OTHER COMPREHENSIVE INCOME (LOSS) -
  Foreign currency translation adjustment                 (3)               15               (48)              (18)
                                                    --------          --------          --------          --------
COMPREHENSIVE INCOME (LOSS)                         $  1,425          $ (1,807)         $  3,716          $ (4,645)
                                                    ========          ========          ========          ========
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
 A CHANGE IN ACCOUNTING PRINCIPLE PER
 COMMON SHARE
  Basic                                             $   0.05          $  (0.05)         $   0.13          $  (0.11)
                                                    ========          ========          ========          ========
  Diluted                                           $   0.05          $  (0.05)         $   0.12          $  (0.11)
                                                    ========          ========          ========          ========
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
 PRINCIPLE PER COMMON SHARE
  Basic                                                                                                   $  (0.03)
                                                                                                          ========
  Diluted                                                                                                 $  (0.03)
                                                                                                          ========
NET INCOME (LOSS) PER COMMON SHARE
  Basic                                             $   0.05          $  (0.05)         $   0.13          $  (0.14)
                                                    ========          ========          ========          ========
  Diluted                                           $   0.05          $  (0.05)         $   0.12          $  (0.14)
                                                    ========          ========          ========          ========
SHARES USED IN CALCULATION OF INCOME (LOSS)
 BEFORE CUMULATIVE EFFECT OF A CHANGE IN
 ACCOUNTING PRINCIPLE AND NET INCOME (LOSS)
 PER COMMON SHARE
  Basic                                               29,560            33,259            29,525            32,152
                                                    ========          ========          ========          ========
  Diluted                                             30,491            34,041            30,456            33,062
                                                    ========          ========          ========          ========


See notes to consolidated condensed financial statements.

                       THE MANAGEMENT NETWORK GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                              For the twenty-six weeks ended
                                                              ------------------------------
                                                               June 30,          June 29,
                                                                 2001              2002
                                                               --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                            $  3,764          $ (4,627)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Cumulative change in accounting principle                                       1,140
    Depreciation and amortization                                 1,182             1,570
    Equity related charges                                        1,579               952
    Income tax benefit realized upon exercise of
     stock options                                                   17                17
    (Benefit) provision for deferred income taxes                  (206)              317
    Loss on retirement of assets                                                      140
    Other changes in operating assets
     and liabilities, net of business acquisitions
     Accounts receivable                                          6,081             1,949
     Accounts receivable - unbilled                               2,664              (346)
     Other assets                                                   161               681
     Trade accounts payable                                         (21)              446
     Accrued liabilities                                         (2,424)           (2,017)
     Unfavorable lease liability                                                      196
                                                               --------          --------
             Net cash provided by operating activities           12,797               418
                                                               --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of business, net of cash acquired                                   (32,332)
  Acquisition of property and equipment                            (454)             (213)
  Loans to officers, net                                                             (100)
                                                               --------          --------
             Net cash used in investing activities                 (454)          (32,645)
                                                               --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments made on long-term obligations                                             (151)
  Exercise of options                                               158               276
  Issuance of common stock, net of expenses                                           107
                                                               --------          --------
             Net cash provided by financing activities              158               232
                                                               --------          --------
Effect of exchange rate on cash and
 cash equivalents                                                   (48)              (18)
                                                               --------          --------
Net increase (decrease) in cash and cash equivalents             12,453           (32,013)
Cash and cash equivalents, beginning of period                   70,583            86,396
                                                               --------          --------
Cash and cash equivalents, end of period                       $ 83,036          $ 54,383
                                                               ========          ========

Supplemental disclosure of cash flow information:

  Cash paid during period for interest                         $                 $     41
                                                               ========          ========
  Cash paid during period for taxes                            $  1,411          $    132
                                                               ========          ========

Supplemental disclosure of non-cash investing
 and financing transactions --
  Fair value of assets acquired                                                  $ 53,953
  Liabilities incurred or assumed                                                $ (7,490)
  Common stock issued                                                            $ 13,480


See notes to consolidated condensed financial statements.

                       THE MANAGEMENT NETWORK GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1. Basis of Reporting

The accompanying consolidated condensed financial statements of The Management Network Group, Inc. ("TMNG," or the "Company") as of June 29, 2002, and for the thirteen and twenty-six weeks ended June 29, 2002 and June 30, 2001, are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the Company's consolidated condensed financial position, results of operations, and cash flows as of these dates and for the periods presented. The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Consequently, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements nor those normally made in the Company's Annual Report on Form 10-K. Accordingly, reference should be made to the Company's Annual Report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies, which have not changed.

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

The reconciliation of weighted average common shares outstanding included in the computation of basic and diluted net income (loss) per common share for the periods indicated is as follows (amounts in thousands):


                                           FOR THE THIRTEEN WEEKS ENDED       FOR THE TWENTY-SIX WEEKS ENDED
                                           ----------------------------       ------------------------------
                                            JUNE 30,          JUNE 29,          JUNE 30,          JUNE 29,
                                              2001              2002              2001              2002
                                            --------          --------          --------          --------
Weighted average common shares
  outstanding for basic earnings
  per share                                  29,560            33,259            29,525            32,152
Effect of stock options                         931               782               931               910
                                             ------            ------            ------            ------
Weighted average shares of common
  stock outstanding for diluted
  earnings per share                         30,491            34,041            30,456            33,062
                                             ======            ======            ======            ======


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

The acquisition, recorded under the purchase method of accounting, resulted in a total purchase price of approximately $46.5 million. Consideration consisted of $33.0 million cash and 2,892,800 shares of TMNG Common Stock valued at approximately $13.5 million. Share consideration was calculated in accordance with the Asset Purchase Agreement at a fixed price of $4.66 per share. All shares are restricted from trading for one year from the closing. An escrow was established as part of the transaction, consisting of 566,502 shares and $4.0 million of cash (collectively, the "Escrowed Property"). The Escrowed Property is subject to certain claims as set forth in the Asset Purchase Agreement and is scheduled to be distributed to the Seller pro rata in four installments over a 24 month period. On the date of announcement of the acquisition, the closing pricing of TMNG's Common Stock was $4.56 per share.

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

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of acquisition. The allocation of the purchase price is based on preliminary estimates and is subject to further refinement, however, adjustments, if any, are not expected to be material. The preliminary allocation of the purchase price to identifiable intangible assets was determined by an independent price appraisal.

                                AT MARCH 6, 2002
                             (AMOUNTS IN THOUSANDS)

Current assets                              $ 6,081
Property, plant and equipment                 1,548
Employment agreements                         3,200
Customer backlog                                420
Company tradename                               350
Deferred taxes (non-current)                  1,501
Goodwill                                     40,853
                                            -------
Total assets acquired                        53,953

Current liabilities                           3,506
Noncurrent liabilities                        3,984
                                            -------
Total liabilities assumed                     7,490
                                            -------
Net assets acquired                         $46,463
                                            =======

Of the $420,000 assigned to the customer backlog, no residual value has been identified with this asset. The customer backlog had an estimated useful life of 3 months and was amortized on a straight-line basis. As of June 29, 2002, customer backlog was fully amortized by TMNG.

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

                                                        ----------------------------------------------------------------
                                                        FOR THE THIRTEEN WEEKS ENDED      FOR THE TWENTY-SIX WEEKS ENDED
                                                        ----------------------------------------------------------------
(in thousands, except per share amounts)                JUNE 30,           JUNE 29,          JUNE 30,          JUNE 29,
                                                          2001               2002              2001              2002
                                                        ----------        ----------        ----------        ----------
Total revenues                                          $   19,209        $    9,927        $   45,116        $   19,422
Income (loss) before cumulative effect of
 accounting changes                                     $    1,349        $   (1,822)       $    4,494        $   (3,718)
Net income (loss)                                       $    1,349        $   (1,822)       $    4,494        $   (4,858)
Basic income (loss) before cumulative effect
 of accounting changes per common share                 $     0.04        $    (0.05)       $     0.14        $    (0.11)
Diluted income (loss) before cumulative
 effect of accounting changes per common share          $     0.04        $    (0.05)       $     0.13        $    (0.11)
Basic net income (loss) per common share                $     0.04        $    (0.05)       $     0.14        $    (0.15)
Diluted net income (loss) per common share              $     0.04        $    (0.05)       $     0.13        $    (0.15)

4. Severance

During the thirteen weeks ended June 29, 2002, the Company recorded approximately $1,879,000 of severance expense in connection with the termination of various employees. For the twenty-six weeks ended June 29, 2002, the Company recorded severance expense of approximately

$1,933,000 and had paid approximately $155,000. These charges are included in the selling, general and administrative section of the accompanying Consolidated Condensed Statement of Income (Loss) and Comprehensive Income (Loss).

5. Equity Related Charges

During the thirteen weeks ended June 29, 2002, the Company granted approximately 1,376,000 stock options to employees at a weighted average exercise price of $2.98 and recorded net compensation expense related to all stock options of $102,000. Equity related charges to cost of services associated with a warrant totaled $192,000. During the twenty-six weeks ended June 29, 2002, the Company granted approximately 1,439,000 stock options to employees at a weighted average exercise price of $3.14 and recorded net compensation expense related to all stock options of $329,000. During the same period, the Company recorded equity related charges to cost of services associated with the warrant of $623,000.

6. Contingencies

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

The bankruptcy trustee has also sued TMNG for at least $1.85 million for breach of contract, breach of fiduciary duties and negligence. Although assurance cannot be given as to the ultimate outcome of this proceeding, TMNG believes that it has meritorious defenses to the claims made by the bankruptcy trustee, including particularly the claims for breach of contract, breach of fiduciary duty and negligence, and that the ultimate resolution of this matter will not materially harm our business.

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

7. Loans to Officers

During the third quarter of fiscal year 2001, three executive officers of the Company received stock options at fair market value in lieu of receiving their cash base compensation, which subsequently resumed in the first quarter of fiscal year 2002. To assist in meeting the cash flow needs of the officers who reduced their compensation, the Company provided lines of credit, collateralized by Company common stock held by such officers. The maximum available borrowings under the loan agreements between the three officers and the Company are $1,300,000 in total. Borrowings against the line of credit at June 29, 2002 totaled $300,000. In accordance with the loan provisions, the interest rate charged on the loans is equal to the Applicable Federal Rate (AFR), as announced by the Internal Revenue Service, for short-term obligations (with annual compounding) in effect for the month in which the advance is made, until fully paid.

8. Business Segments

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

Summarized financial information concerning the Company's reportable segments is shown in the following table (amounts in thousands):

                                                         --------------------------------------------------------------------------
                                                              Management             All             Not Assigned
                                                         Consulting Services        Other             to Segments          Total
                                                         -------------------      ----------         ------------         ---------
For the thirteen weeks ended June 30, 2001:
Net sales to external customers                               $  13,691                                                   $  13,691

Income from operations                                        $   2,829                                $  (1,435)         $   1,394
Total assets                                                  $  16,715                                $ 105,740          $ 122,455

For the thirteen weeks ended June 29, 2002:
Net sales to external customers                               $   9,528           $      399                              $   9,927
Income (loss) from operations                                 $  (2,409)          $      304           $  (1,022)         $  (3,127)
Total assets                                                  $  12,415                                $ 132,992          $ 145,407

For the twenty-six weeks ended June 30, 2001:
Net sales to external customers                               $  32,025                                                   $  32,025
Income (loss) from operations                                 $   6,774                                $  (2,512)         $   4,262
Total assets                                                  $  16,715                                $ 105,740          $ 122,455

For the twenty-six weeks ended June 29, 2002
Net sales to external customers                               $  16,602           $      593                              $  17,195
Income from operations                                        $  (4,522)          $      312           $  (2,072)         $  (6,282)
Total assets                                                  $  12,415                                $ 132,992          $ 145,407


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

Reconciling information between reportable segments and the Company's totals is shown in the following table (amounts in thousands):


                                          -------------------------------------------------------------------
                                           FOR THE THIRTEEN WEEKS ENDED       FOR THE TWENTY-SIX WEEKS ENDED
                                          -------------------------------------------------------------------
                                          JUNE 30, 2001     JUNE 29, 2002    JUNE 30, 2001      JUNE 29, 2002
                                          -------------     -------------    -------------      -------------
Total operating earnings (losses) for
 reportable segments                         $ 2,829           $ (2,105)        $  6,774           $ (4,210)
Equity related charges                          (968)              (294)          (1,579)              (952)
Goodwill and intangibles amortization           (467)              (728)          (  933)            (1,120)
                                             -------           --------          -------             -------
Income (loss) from operations                $ 1,394           $ (3,127)        $  4,262           $ (6,282)
                                             =======           ========          =======           ========


9. Goodwill and Other Intangibles

Effective for the start of fiscal year 2002, the Company adopted certain provisions of Statement of Financial Accounting Standards ("SFAS") No. 142 "Accounting for Goodwill and Intangible Assets". In accordance with certain provisions of the Statement, goodwill has not been amortized in fiscal year 2002. This Statement requires that goodwill be evaluated on an annual basis, or more frequently if necessary. This Statement also requires a transitional impairment test within six months of the date of adoption. The Company determines fair value using the present value method of measurement of future cash flows. The present value method includes the estimation of a cash flow stream, applying a discount rate. The Company's best estimate of future cash flows is determined using its internal budgets as the basis. The discount rate used is commensurate with the risks involved, including the nature of the business, the time value of money, expectations about the amount or timing of future cash flows, and factors affecting liquidity. Upon the adoption of SFAS No. 142, the Company recorded a preliminary goodwill impairment loss related to the Management Consulting Segment of approximately $1.9 million and has reflected this amount as a cumulative change in accounting principle, net of tax benefit, in the Statement of Income (Loss) and Comprehensive Income (Loss). The recorded amount for goodwill impairment is preliminary and subject to revision, which is not expected to be material, based on the final valuation of the reporting unit in connection with the second step of the transitional goodwill impairment test.

Included in intangible assets and other assets on the Company's consolidated condensed balance sheet as of the end of the second quarter, June 29, 2002, and as of the latest fiscal year end, December 29, 2001, are the following intangible assets (amounts in thousands):


                         December 29, 2001               June 29, 2002
                      ------------------------      ------------------------
                                   Accumulated                   Accumulated
                       Cost       Amortization        Cost      Amortization
                      -------     ------------      -------     ------------
Goodwill              $24,633        $(2,486)       $63,605       $(2,486)
                      =======        =======        =======       =======
Intangibles with
 finite lives         $ 1,503        $  (131)       $ 5,473       $(1,251)
                      =======        =======        =======       =======


Intangible amortization expense for the thirteen and twenty-six weeks ended June 29, 2002 was $0.7 million and $1.1 million, respectively. Intangible amortization expense is estimated to be approximately $2.0 million for fiscal year 2002. Estimated intangible amortization expense for each of the subsequent three years beginning in 2003 is expected to range from approximately $1.8 million to $0.3 million.

The changes in the carrying amount of goodwill as of June 29, 2002 are as follows (amounts in thousands):

                                               Management Consulting      All Other
                                                     Segment               Segment              Total
                                               ---------------------      ---------            -------
Balance as of December 30, 2001                      $ 19,156             $  2,991             $22,147
Goodwill acquired during fiscal year 2002              40,872                                   40,872
Impairment loss                                        (1,900)                                 (1,900)
                                                     --------             --------             -------
Balance as of June 29, 2002                          $ 58,128             $  2,991             $61,119
                                                     ========             ========             =======


The following pro forma information reconciles the net income and earnings per share reported for the thirteen and twenty-six weeks ended June 30, 2001 to adjusted net income and earnings per share which reflect the adoption of SFAS No. 142 and compares the adjusted information to the current year results (amounts in thousands, except per share data):


                                                      -------------------------------------------------------------------
                                                       FOR THE THIRTEEN WEEKS ENDED       FOR THE TWENTY-SIX WEEKS ENDED
                                                      -------------------------------------------------------------------
                                                      JUNE 30, 2001     JUNE 29, 2002    JUNE 30, 2001      JUNE 29, 2002
                                                      -------------     -------------    -------------      -------------
Reported income (loss) before cumulative
 effect of change in accounting
 principle                                                $ 1,428          $(1,822)         $ 3,764            $(3,487)
Cumulative effect of change in accounting
 principle                                                                                                      (1,140)
                                                          -------          -------          -------            -------
Reported net income (loss)                                  1,428           (1,822)           3,764             (4,627)
Goodwill amortization, net of tax                             280                               560
                                                          -------          -------          -------            -------
Net income (loss), as adjusted                            $ 1,708          $(1,822)         $ 4,324            $(4,627)
                                                          =======          =======          =======            =======
Basic income (loss) per share before
 cumulative effect of change in accounting
 principle                                                $  0.05          $ (0.05)         $  0.13            $ (0.11)
Cumulative effect of change in accounting
 principle                                                                                                       (0.03)
                                                          -------          -------          -------            -------
Reported net income (loss) per share                         0.05            (0.05)            0.13              (0.14)
Add back: Goodwill amortization                              0.01                              0.02
                                                          -------          -------          -------            -------
Basic income (loss) per share, as adjusted                $  0.06          $ (0.05)         $  0.15            $ (0.14)
                                                          =======          =======          =======            =======
Diluted income (loss) per share before
 cumulative effect of change in accounting
 principle                                                $  0.05          $ (0.05)         $  0.12            $ (0.11)
Cumulative effect of change in accounting
 principle                                                                                                       (0.03)
                                                          -------          -------          -------            -------
Reported net income (loss) per share                         0.05            (0.05)            0.12              (0.14)
Add back: Goodwill amortization                              0.01                              0.02
                                                          -------          -------          -------            -------
Diluted income (loss) per share, as adjusted              $  0.06          $ (0.05)         $  0.14            $ (0.14)
                                                          =======          =======          =======            =======


10. Significant Customer Contract

On December 10, 1999, the Company entered into a consulting services agreement with a significant customer under which such customer committed to $22 million of consulting fees over a three-year period commencing January 1, 2000. Due to financial difficulties experienced by the customer in fiscal year 2001 and continuing into fiscal year 2002, the agreement was extended in April 2002 for two additional years beyond the original term of the agreement, in exchange for an expanded preferred contractor relationship and immediate commitment to a significant consulting arrangement. As of June 29, 2002, $15.0 million of consulting fees had been recognized in connection with the agreement from the commencement date.

11. Letter of Credit

In March 2002, the Company entered into a $1.0 million standby letter of credit ("LOC") facility with a financial institution in connection with the CSMG acquisition. The LOC was required as part of the assignment of the leased office space from CSMG to the Company. The LOC was collateralized by the Company with a $1.0 million cash deposit to the above financial institution. This amount is included in "Cash and Cash

Equivalents" on the Company's consolidated condensed balance sheet as of June 29, 2002.

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

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED JUNE 29, 2002 COMPARED TO THIRTEEN WEEKS ENDED JUNE 30,
2001

                                    REVENUES

Revenues decreased 27.5% to $9.9 million for the thirteen weeks ended June 29, 2002 from $13.7 million for the thirteen weeks ended June 30, 2001. The decrease in revenues was due primarily to a deferral or reduction of management consulting demand by the communications and technology industry resulting primarily from adverse macroeconomic events in this sector during 2001 and 2002, including reductions in capital funding, business failures, and industry restructurings and reorganizations. Additionally, our international revenue base decreased to 7.0% of our revenues for the thirteen weeks ended June 29, 2002, from 10.2% for the corresponding period in fiscal year 2001, due primarily to the additional domestic revenue generated by our recently acquired subsidiaries, Cambridge Strategic Management Group, Inc. ("CSMG") in March 2002, and TMNG Technologies, Inc. ("TMNG Technologies") in September 2001, and the decline in services provided to international customers related to similar adverse macroeconomic events in those markets. CSMG revenues represented 42.8% of consolidated revenues for the thirteen weeks ended June 29, 2002. Non-consulting revenues recognized by TMNG Technologies represented 4.0% of consolidated revenues for the thirteen weeks ended June 29, 2002, and related to commissions received on hardware sales.

                                COSTS OF SERVICES

Direct costs of services decreased 38.1% to $4.3 million for the thirteen weeks ended June 29, 2002 compared to $6.9 million for the thirteen weeks ended June 30, 2001, and was attributable primarily to the decrease in consulting engagements and corresponding reductions in consulting personnel costs. As a percentage of revenues, our gross margin based on direct cost of services was 57.0% for the thirteen weeks ended June 29, 2002 compared to 49.7% for the thirteen weeks ended June 30, 2001. The increase in gross margin was primarily attributable to higher margins associated with the strategy offerings provided during the thirteen weeks ended June 29, 2002, compared to the corresponding period in fiscal year 2001.

Non-cash stock based compensation charges were $177,000 and $707,000 for the thirteen weeks ended June 29, 2002 and June 30, 2001, respectively. Of the $177,000 compensation charges related to the thirteen weeks ended June 29, 2002, $146,000 was recorded in connection with pre-initial public offering grants of stock options to employees and non-employee consultants, offset by a $161,000 credit representing a reversal of previously recognized expense attributable to the forfeiture and cancellation of stock options during the thirteen weeks ended June 29, 2002, and $192,000 was recorded in connection with a warrant issued during the fourth quarter of 1999. The primary reasons for the net decrease in non-cash stock based compensation charges for the thirteen weeks ended June 29, 2002 compared to the same period in fiscal year 2001 was the reduction in amortization charges related to the pre-initial public offering grants of stock options in the amount of $184,000, increased forfeitures and cancellations of stock options during the thirteen weeks ended June 29, 2002 in the amount of $108,000, and the reduction in amortization expense recognized on the warrant in the amount of $237,000 as the warrant was fully amortized during the second quarter of fiscal year 2002. These net charges increased costs of services as a percentage of revenue by 1.8% and 5.2% for the thirteen weeks ended June 29, 2002 and June 30, 2001, respectively.

                               OPERATING EXPENSES

In total, operating expenses increased to $8.6 million for the thirteen weeks ended June 29, 2002, or 83.3% from $4.7 million for the corresponding period in fiscal year 2001. The major components of this $3.9 million increase in operating expenses was a $1.9 million one-time charge related to severance costs incurred by the Company as part of its overall cost-reduction initiatives, and the general and administrative costs associated with our CSMG and TMNG administrative expenses increased to 78.3% compared to 29.0% for the thirteen weeks ended June 29, 2002 and June 30, 2001, respectively. This percentage increase was primarily attributable to the decreased revenues. Beginning in fiscal year 2001 and continuing into fiscal year 2002, management began implementing a number of cost reduction initiatives including the reduction of sales and marketing staff, minimization of consultant recruitment, and a reduction in the Company's accounting staff. Management believes these initiatives will provide for better management of general and administrative costs in the future. Amortization expense increased by $261,000 for the thirteen weeks ended June 29, 2002 compared to the same period in fiscal year 2001, due primarily to the amortization of specifically identified intangibles acquired in the CSMG and TMNG Technologies acquisitions, offset by the Company no longer recording amortization expense on goodwill in accordance with SFAS No. 142 "Accounting for Goodwill and Intangible Assets."

Non-cash stock based compensation charges of $117,000 and $261,000 for the thirteen weeks ended June 29, 2002 and June 30, 2001, respectively, were recorded in connection with stock options granted to our partners, principals and certain senior executives and non-employee directors. These charges increased operating expenses as a percentage of revenue by 1.2% and 1.9% for the thirteen weeks ended June 29, 2002 and June 30, 2001, respectively. The $144,000 decrease in non-cash stock based compensation charges for fiscal year 2002 compared to fiscal year 2001 was a result of the reduction in the amortization of the deferred compensation charges recorded in connection with pre-initial public offering grants of non-qualified stock options.

                            OTHER INCOME AND EXPENSES

Interest income was $212,000 and $692,000 for the thirteen weeks ended June 29, 2002 and June 30, 2001, respectively, and represented interest earned on invested balances. Interest income decreased during the thirteen weeks ended June 29, 2002 due to lower invested balances and lower interest rates from the second quarter of fiscal year 2001 to the second quarter of fiscal year 2002. We invest in short-term, high-grade investment instruments as part of our overall investment policy.

                                  INCOME TAXES

Income tax benefit for the thirteen weeks ended June 29, 2002 as a percentage of pretax loss was 37.6% compared to a provision of 31.4% of pretax income for the thirteen weeks ended June 30, 2001. The increase in the income tax expense (benefit) as a percentage of pre-tax income (loss) was due primarily to the shift away from short-term investments in federally exempt income securities.

TWENTY-SIX WEEKS ENDED JUNE 29, 2002 COMPARED TO TWENTY-SIX WEEKS ENDED JUNE 30, 2001

                                    REVENUES

Revenues decreased 46.3% to $17.2 million for the twenty-six weeks ended June 29, 2002 from $32.0 million for the twenty-six weeks ended June 30, 2001. The decrease in revenues was due primarily to a deferral or reduction of management consulting demand by the communications and technology industry resulting primarily from adverse macroeconomic events in this sector during 2001 and 2002, including reductions in capital funding, business failures, and industry restructurings and reorganizations. Additionally, our international revenue base decreased to 6.4% of our revenues for the twenty-six weeks ended June 29, 2002, down from 13.9% for the twenty-six weeks ended June 30, 2001, due primarily to the additional domestic revenue generated by our recently acquired subsidiaries, CSMG and TMNG Technologies and the decline in services provided to international customers related to similar adverse macroeconomic events in those markets. CSMG revenues represented 33.4% of consolidated revenues for the twenty-six weeks ended June 29, 2002. Non-consulting revenues recognized by TMNG Technologies represented 3.4% of consolidated revenues for the twenty-six weeks ended June 29, 2002, and related to commissions received on hardware sales.

                                COST OF SERVICES

Direct costs of services decreased 51.7% to $7.9 million for the twenty-six weeks ended June 29, 2002 compared to $16.4 million for the twenty-six weeks ended June 30, 2001, and was attributable primarily to the decrease in consulting engagements and corresponding reductions in consulting personnel costs. As a percentage of revenues, our gross margin based on direct cost of services was 53.8% for the twenty-six weeks ended June 29, 2002 compared to 48.7% for the twenty-six weeks ended June 30, 2001. The increase in gross margin was primarily attributable to higher margins associated with the strategy offerings provided during the twenty-six weeks ended June 29, 2002 compared to the corresponding period in fiscal year 2001.

Non-cash stock based compensation charges were $672,000 and $1,120,000 for the twenty-six weeks ended June 29, 2002 and June 30, 2001, respectively. Of the $672,000 compensation charges related to the twenty-six weeks ended June 29, 2002, $266,000 was recorded in connection with pre-initial public offering grants of stock options to employees and non-employee consultants, offset by a $217,000 credit representing a reversal of previously recognized expense attributable to the forfeiture and cancellation of stock options during fiscal year 2002, and $623,000 was recorded in connection with a warrant issued during the fourth quarter of 1999. The primary reasons for the net decrease in non-cash stock based compensation charges for the twenty-six weeks ended June 29, 2002 compared to the same period in fiscal year 2001 was the reduction in amortization charges related to the pre-initial public offering grants of stock options in the amount of $486,000, decreased forfeitures and cancellations of stock options as an offset to expense in the first twenty-six weeks of fiscal year 2002 in the amount of $275,000, and the reduction in amortization expense recognized on the warrant in the amount of $237,000 as the warrant was fully amortized during the second quarter of fiscal year 2002. These net charges increased costs of services as a percentage of revenue by 3.9% and 3.5% for the twenty-six weeks ended June 29, 2002 and June 30, 2001, respectively.

                               OPERATING EXPENSES

In total, operating expenses increased to $14.9 million for the twenty-six weeks ended June 29, 2002, or 45.7% from $10.2 million for the twenty-six weeks ended June 30, 2001. The major components of this $4.7 million increase in operating expenses was a $1.9 million one-time charge related to severance costs incurred by the Company as part of its overall cost-reduction initiatives, an $855,000 increase in selling, general and administrative expenses related to the closing of our Lanham office into our Bethesda location in the first quarter of fiscal year 2002, and the additional general and administrative costs associated with our CSMG and TMNG Technologies acquisitions. As a percentage of revenues, selling, general and administrative expenses increased to 78.3% compared to 27.5% for the twenty-six weeks ended June 29, 2002 and June 30, 2001, respectively. This percentage increase was primarily attributable to the decreased revenues. Beginning in fiscal year 2001 and continuing into fiscal year 2002, management began implementing a number of cost reduction initiatives including the reduction of sales and marketing staff, minimization of consultant recruitment, and a reduction in the Company's accounting staff. Management believes these initiatives will provide for better management of general and administrative costs in the future. Amortization expense increased by $187,000 in the twenty-six weeks ended June 29, 2002 compared to the same period in fiscal 2001, due primarily to the amortization of specifically identified intangibles acquired in the CSMG and TMNG Technologies acquisitions, offset by the Company no longer recording amortization expense on goodwill in accordance with SFAS No. 142 "Accounting for Goodwill and Intangible Assets."

Non-cash stock based compensation charges of $280,000 and $459,000 for the twenty-six weeks ended June 29, 2002 and June 30, 2001, respectively, were recorded in connection with stock options granted to our partners, principals and certain senior executives and non-employee directors. These charges increased operating expenses as a percentage of revenue by 1.6% and 1.4% for the twenty-six weeks ended June 29, 2002 and June 30, 2001, respectively. The $179,000 decrease in non-cash stock based compensation charges for the twenty-six weeks ended June 29, 2002 compared to June 30, 2001 was a result of the reduction in the amortization of the deferred compensation charges recorded in connection with pre-initial public offering grants of non-qualified stock options.

                            OTHER INCOME AND EXPENSES

Interest income was $522,000 and $1,412,000 for the twenty-six weeks ended June 29, 2002 and June 30, 2001, respectively, and represented interest earned on invested balances. Interest income decreased during the twenty-six weeks ended June 29, 2002 due to lower invested balances and lower interest rates from fiscal year 2001 to fiscal year 2002. We invest in short-term, high-grade investment instruments as part of our overall investment policy.

                                  INCOME TAXES

Income tax benefit for the twenty-six weeks ended June 29, 2002 as a percentage of pretax loss was 39.6% compared to a provision of 33.5% of pretax income for the twenty-six weeks ended June 30, 2001. The increase in the income tax expense (benefit) as a percentage of pre-tax income (loss) was due primarily to a shift away from short-term investments in federally exempt income securities.

                    CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE

A cumulative change in accounting principle in the amount of $1.9 million was recorded in the twenty-six weeks ended June 29, 2002 in connection with the Company's preliminary estimate of goodwill impairment. The impairment was calculated in accordance with the provisions of SFAS No. 142 "Accounting for Goodwill and Intangible Assets" and has been reported on the Company's Statement of Income (Loss) and Comprehensive Income (Loss), net of tax benefit in the amount of $1.1 million.

                         LIQUIDITY AND CAPITAL RESOURCES

At June 29, 2002, we had approximately $54.4 million in cash and cash equivalents. We believe the cash on hand will be sufficient to meet anticipated cash requirements, including anticipated capital expenditures, consideration for possible acquisitions, and to support operations, if necessary, for at least the next 12 months. The Company has established a flexible model that provides a lower fixed cost structure than most consulting firms, enabling TMNG to scale operating cost structures more quickly based on market conditions.

Net cash provided by operating activities was $418,000 and $12.8 million for the twenty-six weeks ended June 29, 2002 and June 30, 2001, respectively. The Company generated positive cash flow from its operating activities in the first half of fiscal 2002, primarily due to the reduction in accounts receivable balances, after giving impact to the CSMG acquisition, reflecting more focused billing and collection activities.

Net cash used in investing activities was $32.6 million and $454,000 for the twenty-six weeks ended June 29, 2002 and June 30, 2001, respectively. Cash used for acquisitions in the twenty-six weeks ended June 29, 2002 was $32.3 million, and related to the CSMG acquisition closed by the Company on March 6, 2002. Capital expenditures of $213,000 and $454,000 for the twenty-six weeks ended June 29, 2002 and June 30, 2001, respectively, relate to the capitalization of leasehold improvements, computer equipment and software by the Company. Additionally, during fiscal 2002 the Company increased its loans to officers by $100,000, resulting in an aggregate borrowing of $300,000 by officers as of June 29, 2002. The maximum available borrowings under the loan agreements between the three officers and the Company are $1,300,000 in total.

Net cash provided by financing activities was $232,000 and $158,000 for the twenty-six weeks ended June 29, 2002 and June 30, 2001, respectively. Cash provided by financing activities in fiscal 2002 related to proceeds from the exercise of stock options and the purchase of stock under the Company's employee stock purchase plan, partially offset from payments made by the Company on the current portion of its capital lease obligations and current portion of outstanding debt. Net cash provided by financing activities was $158,000 for the twenty-six weeks ended June 30, 2001, and related to proceeds from the exercise of employee stock options.

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


ITEM 4. SUBMISSION TO A VOTE OF SECURITY HOLDERS

          TMNG HELD AN ANNUAL MEETING OF STOCKHOLDERS ON JUNE 5, 2002.

1. The stockholders approved the election of three directors. The votes cast for each nominee were as follows:


                              FOR           WITHHELD
Grant G. Behrman          31,810,397        210,778
Richard P. Nespola        30,211,676      1,809,499
Stephen B. Brodeur        30,211,401      1,809,774


2. The stockholders approved the 2002 TMNG Senior Executive Bonus Plan by a vote of 29,620,074 shares in favor of the plan; 1,439,585 shares against the plan; 14,597 shares abstaining and 946,919 shares delivered not voted.

3. The stockholders ratified the appointment of Deloitte & Touche LLP as independent auditor for the Company for the 2002 fiscal year by a vote of 31,872,325 shares in favor of the appointment; 148,650 shares against the appointment and 200 shares abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

99.1 Certification of Principal Executive Officers Pursuant to 18 U.S.C.
     Section 1350

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

            SIGNATURE                       TITLE                       DATE
            ---------                       -----                       ----
     /s/ RICHARD P. NESPOLA      President, Chief Executive        August 13, 2002
     ----------------------       Officer and Director
         Richard P. Nespola      (Principal executive officer)

     /s/ DONALD E. KLUMB         Chief Financial Officer and       August 13, 2002
     ----------------------        Treasurer
         Donald E. Klumb         (Principal financial officer
                                 and principal accounting
                                 officer)

*By: /s/ DONALD E. KLUMB
-----------------------------
         Donald E. Klumb
         Attorney-in-Fact


Exhibit 99.1


                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICERS
                       PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Quarterly Report on Form 10-Q of The Management Network Group, Inc. for the quarter ended June 29, 2002, I, Richard
P. Nespola, President and Chief Executive Officer of The Management Network Group, Inc. and I, Donald E. Klumb, Chief Financial Officer and Treasurer of The Management Network Group, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

        (1) such Quarterly Report on Form 10-Q of The Management Network Group for the quarter ended June 29, 2002, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) the information contained in such Quarterly Report on Form 10-Q of The Management Network Group, Inc. for the quarter ended June 29, 2002, fairly presents, in all material respects, the financial condition and results of operations of The Management Network Group, Inc.


Dated: August 13, 2002      By:  /s/ RICHARD P. NESPOLA
                                 ----------------------------
                                 President, Chief Executive Officer


                                 /s/ DONALD E. KLUMB
                                 ----------------------------
                                 Chief Financial Officer and Treasurer