Form 10-Q
period 2002-09-28
MANAGEMENT NETWORK GROUP INC
filed 2002-11-12
CIK 1094814

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                        [X] Quarterly report pursuant to
                           Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended September 28, 2002
                -------------------------------------------------

                                       or

          [ ] Transition report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                       Commission file number: 000-27617
                       ---------------------------------

                       THE MANAGEMENT NETWORK GROUP, INC.
                       ----------------------------------
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

As of November 5, 2002 TMNG had outstanding 33,347,228 shares of common stock.

                       THE MANAGEMENT NETWORK GROUP, INC.

                                      INDEX


                                                                               PAGE

PART I.  FINANCIAL INFORMATION:

         ITEM 1.   Consolidated Condensed Financial Statements:

                   Consolidated Condensed Balance Sheets - September
                     28, 2002 (unaudited) and December 29, 2001...............   3

                   Consolidated Condensed Statements of Income (Loss) and
                     Comprehensive Income (Loss)(unaudited) - Thirteen Weeks
                     ended September 28, 2002 and September 29, 2001, and
                     Thirty-nine Weeks ended September 28, 2002 and September
                     29, 2001.................................................   4

                   Consolidated Condensed Statements of Cash Flows
                     (unaudited) - Thirty-nine Weeks ended September
                     28, 2002 and September 29, 2001..........................   5

                   Notes to Consolidated Condensed Financial
                   Statements (unaudited).....................................   6

         ITEM 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations........................  11

         ITEM 3.   Quantitative and Qualitative Disclosures about
                   Market Risk................................................  22

         ITEM 4.   Controls and Procedures....................................  22

PART II. OTHER INFORMATION

         ITEM 1.   Legal Proceedings..........................................  22

         ITEM 6.   Exhibits and Reports on Form 8-K...........................  22

         Signatures...........................................................  22

         Certifications.......................................................  23

                         PART I. FINANCIAL INFORMATION:

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS:

                       THE MANAGEMENT NETWORK GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In thousands, except share data)


                                                                                                  (unaudited)
                                                                                  December 29,   September 28,
                                                                                       2001          2002
                                                                                  ------------   -------------
CURRENT ASSETS:
  Cash and cash equivalents                                                         $  86,396      $  54,923
  Receivables:
    Accounts receivable                                                                 8,518          7,471
    Accounts receivable -- unbilled                                                     2,962          3,689
                                                                                    ---------      ---------
                                                                                       11,480         11,160
    Less: Allowance for doubtful accounts                                                (517)          (779)
                                                                                    ---------      ---------
                                                                                       10,963         10,381
  Refundable and deferred income taxes                                                    365          3,880
  Other assets                                                                          1,706          1,842
                                                                                    ---------      ---------
            Total current assets                                                       99,430         71,026

Property and equipment, net                                                             1,686          2,596
Goodwill, net                                                                          22,147         60,913
Intangibles, net                                                                        1,191          3,667
Deferred tax asset                                                                      4,080          5,246
Other assets                                                                              508            367
                                                                                    ---------      ---------
TOTAL ASSETS                                                                        $ 129,042      $ 143,815
                                                                                    =========      =========

CURRENT LIABILITIES:
  Trade accounts payable                                                            $     210      $     948
  Accrued payroll, bonuses and related expenses                                         1,393          2,441
  Other accrued liabilities                                                             3,258          2,839
                                                                                    ---------      ---------
            Total current liabilities                                                   4,861          6,228

Unfavorable lease liability and other                                                                  3,200
Capital lease obligations and other                                                       189            576

STOCKHOLDERS' EQUITY
  Common Stock:
       Voting -- $.001 par value, 100,000,000 shares authorized; 30,204,919 and
       33,297,456 issued and outstanding on December 29, 2001 and
       September 28, 2002, respectively                                                    30             33
  Additional paid-in capital                                                          141,451        155,537
  Accumulated deficit                                                                 (16,463)       (21,739)
  Accumulated other comprehensive income -
       Foreign currency translation adjustment                                             17            107
  Unearned compensation                                                                (1,043)          (127)
                                                                                    ---------      ---------
            Total stockholders' equity                                                123,992        133,811
                                                                                    ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 129,042      $ 143,815
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
                                   (unaudited)


                                                  For the thirteen                       For the thirty-nine
                                                     weeks ended                             weeks ended
                                          --------------------------------        --------------------------------
                                           September 29,     September 28,        September 29,      September 28,
                                              2001                2002                2001                2002
                                          ------------        ------------        ------------        ------------
REVENUES                                  $     12,231        $      8,756        $     44,256        $     25,952
COST OF SERVICES:
  Direct cost of services                        5,774               4,372              22,210              12,311
  Equity related charges                           631                 110               1,752                 782
                                          ------------        ------------        ------------        ------------
    Total cost of services                       6,405               4,482              23,962              13,093
                                          ------------        ------------        ------------        ------------
GROSS PROFIT                                     5,826               4,274              20,294              12,859
OPERATING EXPENSES:
  Selling, general and administrative            4,023               5,015              12,837              18,483
  Equity related charges                           211                  32                 670                 312
  Goodwill and intangibles amortization            574                 461               1,507               1,581
                                          ------------        ------------        ------------        ------------
    Total operating expenses                     4,808               5,508              15,014              20,376
                                          ------------        ------------        ------------        ------------
INCOME (LOSS) FROM OPERATIONS                    1,018              (1,234)              5,280              (7,517)
OTHER INCOME
  Interest income                                  611                 243               2,023                 766
  Other, net                                        (6)                 (8)                (23)                (23)
                                          ------------        ------------        ------------        ------------
    Total other income                             605                 235               2,000                 743
                                          ------------        ------------        ------------        ------------
INCOME (LOSS) BEFORE INCOME TAX
 (PROVISION) BENEFIT AND CUMULATIVE EFFECT
 OF A CHANGE IN ACCOUNTING PRINCIPLE             1,623                (999)              7,280              (6,774)
INCOME TAX (PROVISION) BENEFIT                    (492)                351              (2,385)              2,638
                                          ------------        ------------        ------------        ------------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT
 OF A CHANGE IN ACCOUNTING PRINCIPLE             1,131                (648)              4,895              (4,136)

CUMULATIVE EFFECT OF A CHANGE IN
 ACCOUNTING PRINCIPLE, NET OF TAX
 BENEFIT OF $760                                                                                            (1,140)
                                          ------------        ------------        ------------        ------------
NET INCOME (LOSS)                                1,131                (648)              4,895              (5,276)

OTHER COMPREHENSIVE INCOME (LOSS) -
  Foreign currency translation adjustment           18                 108                 (30)                 90
                                          ------------        ------------        ------------        ------------
COMPREHENSIVE INCOME (LOSS)               $      1,149        $       (540)       $      4,865        $     (5,186)
                                          ============        ============        ============        ============
INCOME (LOSS) BEFORE CUMULATIVE EFFECT
 OF A CHANGE IN ACCOUNTING PRINCIPLE
 PER COMMON SHARE
  Basic                                   $       0.04        $      (0.02)       $       0.17        $      (0.13)
                                          ============        ============        ============        ============
  Diluted                                 $       0.04        $      (0.02)       $       0.16        $      (0.13)
                                          ============        ============        ============        ============
CUMULATIVE EFFECT OF A CHANGE IN
 ACCOUNTING PRINCIPLE PER COMMON
 SHARE
  Basic                                   $                   $                   $                   $      (0.03)
                                          ============        ============        ============        ============
  Diluted                                 $                   $                   $                   $      (0.03)
                                          ============        ============        ============        ============
NET INCOME (LOSS) PER COMMON SHARE
  Basic                                   $       0.04        $      (0.02)       $       0.17        $      (0.16)
                                          ============        ============        ============        ============
  Diluted                                 $       0.04        $      (0.02)       $       0.16        $      (0.16)
                                          ============        ============        ============        ============
SHARES USED IN CALCULATION OF INCOME
 (LOSS) BEFORE CUMULATIVE EFFECT OF A
 CHANGE IN ACCOUNTING PRINCIPLE AND
 NET INCOME (LOSS) PER COMMON SHARE
  Basic                                     29,736,625          33,297,086          29,595,790          32,534,864
                                          ============        ============        ============        ============
  Diluted                                   30,756,534          33,297,086          30,565,491          32,534,864
                                          ============        ============        ============        ============


See notes to consolidated condensed financial statements.

                       THE MANAGEMENT NETWORK GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                                  For the thirty-nine
                                                                      weeks ended
                                                             -----------------------------
                                                             September 29,   September 28,
                                                                 2001            2002
                                                             -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                           $  4,895         $ (5,276)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Cumulative change in accounting principle                                     1,140
    Depreciation and amortization                                1,894            2,309
    Equity related charges                                       2,422            1,094
    Income tax benefit realized upon exercise
     of stock options                                               33               22
    Deferred income taxes                                         (244)             627
    Loss on retirement of assets                                                    141
    Changes in operating assets and liabilities,
     net of business acquisitions:
     Accounts receivable                                         6,560            2,995
     Accounts receivable -- unbilled                             3,100              176
     Other assets                                                 (222)             530
     Trade accounts payable                                       (975)             714
     Accrued liabilities                                        (3,336)             (62)
     Accrued (refundable) income taxes                           1,121           (3,352)
                                                              --------         --------
             Net cash provided by operating activities          15,248            1,058

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of business, net of cash acquired                 (4,046)         (32,456)
  Acquisition of property and equipment                           (520)            (231)
  Loans to officers, net                                          (200)            (100)
                                                              --------         --------
             Net cash used in investing activities              (4,766)         (32,787)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of stock options                                        325              301
  Issuance of common stock, net of expenses                                         107
  Payments made on long-term obligations                            (8)            (242)
                                                              --------         --------
Net cash provided by financing activities                          317              166

Effect of exchange rate on cash and cash equivalents               (30)              90
                                                              --------         --------
Net increase (decrease) in cash and cash equivalents            10,769          (31,473)
Cash and cash equivalents, beginning of period                  70,583           86,396
                                                              --------         --------
Cash and cash equivalents, end of period                      $ 81,352         $ 54,923
                                                              ========         ========
Supplemental disclosure of cash flow information:

  Cash paid during period for taxes                           $  1,866         $    180
                                                              ========         ========
  Cash paid during period for interest                        $      6         $     48
                                                              ========         ========
Supplemental disclosure of non-cash investing
  and financing activities: --
    Fair value of assets acquired                             $  2,355         $ 53,745
    Liabilities incurred or assumed                           $ (4,452)        $ (7,282)
    Common stock issued                                       $  3,000         $ 13,480


See notes to consolidated condensed financial statements.

                       THE MANAGEMENT NETWORK GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1. Basis of Reporting

The accompanying consolidated condensed financial statements of The Management Network Group, Inc. (the "Company") as of September 28, 2002, and for the thirteen and thirty-nine weeks ended September 28, 2002 and September 29, 2001, are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the Company's consolidated condensed financial position, results of operations, and cash flows as of these dates and for the periods presented. The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Consequently, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements nor those normally made in the Company's Annual Report on Form 10-K. Accordingly, reference should be made to the Company's Annual Report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies, which have not changed (with the exception of revenue recognition, see Note 2. "Significant Accounting Policies" below).

2. Significant Accounting Policies

Revenue Recognition - The Company has historically accounted for revenue in connection with client service engagements under primarily a time and materials revenue model, where time and materials service revenues and costs are recorded in the period in which the service is performed. In fiscal 2002, the Company began entering into large fixed price contracts of various durations, and expects this trend to continue into the future. The Company generally records revenue in connection with larger fixed price contracts under a percentage of completion method when it has the ability to make reasonably dependable estimates towards project completion. This method of accounting results in the ratable recognition of revenue and related costs over the client service engagement. Estimates are prepared to monitor and assess the Company's progress on the engagement from the initial phase of the project, to completion, and these estimates are utilized in recognizing revenue and related expense in the Company's financial statements. If the current estimates of total contract revenues and contract costs indicate a loss, the Company records a provision for the entire loss on the contract. Revenues and related costs of smaller fixed price contracts are generally recognized upon contract completion under the completed contract method, and generally involve immaterial amounts and are of a short duration.

Additionally in fiscal year 2002, the Company began entering into gain sharing contracts, where the Company's revenues are determined on a success-based revenue model. Revenues generated on such contracts result from financial success recognized by the client utilizing agreed upon contract measures and milestones between the two parties. Due to the contingent nature of these gain-sharing projects, the Company believes the appropriate method of accounting is to recognize consultant costs as they are incurred on the project and to defer the revenue recognition until the revenue is realizable and earned.

3. Earnings (Loss) Per Share

The Company calculates and presents earnings (loss) per share using a dual presentation of basic and diluted earnings (loss) per share. Basic earnings
(loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by adding common stock options in the weighted average number of common shares outstanding for a period, if dilutive. In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share", the Company has not included the effect of common stock options for the thirteen and thirty-nine weeks ended September 28, 2002, as the Company reported a loss from continuing operations for these respective periods. Had the Company reported net income, the treasury method of calculating common stock equivalents would have resulted in approximately 115,000 and 799,000 additional diluted shares for the thirteen and thirty-nine weeks ended September 28, 2002, respectively.

The reconciliation of weighted average common shares outstanding included in the computation of basic and diluted net income (loss) per common share for the periods indicated is as follows (amounts in thousands):


                                      FOR THE THIRTEEN WEEKS ENDED    FOR THE THIRTY-NINE WEEKS ENDED
                                      ----------------------------    -------------------------------
                                      SEPTEMBER 29,  SEPTEMBER 28,    SEPTEMBER 29,    SEPTEMBER 28,
                                          2001           2002             2001              2002
                                        --------       --------         --------          --------
Weighted average common shares
  outstanding for basic earnings
  (loss) per share                       29,737          33,297          29,596            32,535
Effect of stock options                   1,020                             969
                                         ------          ------          ------            ------
Weighted average shares of common
  stock outstanding for diluted
  earnings (loss) per share              30,757          33,297          30,565            32,535
                                         ======          ======          ======            ======

4. Business Combinations

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

The acquisition, recorded under the purchase method of accounting, resulted in a total purchase price of approximately $46.5 million. Consideration consisted of $33.0 million cash and 2,892,800 shares of TMNG Common Stock valued at approximately $13.5 million. Share consideration was calculated in accordance with the Asset Purchase Agreement at a fixed price of $4.66 per share. All shares are restricted from trading for one year from the closing. An escrow was established as part of the transaction, consisting of 566,502 shares and $4.0 million of cash (collectively, the "Escrowed Property"). The Escrowed Property is subject to certain claims as set forth in the Asset Purchase Agreement and is scheduled to be distributed to the Seller pro rata in four installments over a 24 month period. In accordance with the Escrow Agreement, the Company released the first pro rata installment to the Seller on September 6, 2002. On the date of announcement of the acquisition, the closing pricing of TMNG's Common Stock was $4.56 per share.

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


                                AT MARCH 6, 2002
                             (AMOUNTS IN THOUSANDS)


              Current assets                              $ 6,081
              Property, plant and equipment                 1,548
              Employment agreements                         3,200
              Customer backlog                                420
              Company tradename                               350
              Deferred taxes (non-current)                  1,501
              Goodwill                                     40,645
                                                          -------
              Total assets acquired                        53,745

              Current liabilities                           3,333
              Noncurrent liabilities                        3,949
                                                          -------
              Total liabilities assumed                     7,282
                                                          -------
              Net assets acquired                         $46,463
                                                          =======


Of the $420,000 assigned to the customer backlog, no residual value has been identified with this asset. The customer backlog had an estimated useful life of 3 months and was amortized on a straight-line basis. As of September 28, 2002, customer backlog was fully amortized by TMNG.

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

As part of the acquisition of CSMG, the Company assumed liabilities of approximately $889,000 related to capital leases.

The following reflects pro forma combined results of the Company and CSMG as if the acquisition had occurred as of December 30, 2001 and December 31, 2000. In management's opinion, this pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined entities.

                                                      -----------------------------------------------------------------
                                                      FOR THE THIRTEEN WEEKS ENDED      FOR THE THIRTY-NINE WEEKS ENDED
                                                      -----------------------------------------------------------------
(in thousands, except per share amounts)              SEPTEMBER 29,     SEPTEMBER 28,     SEPTEMBER 29,    SEPTEMBER 28,
                                                         2001              2002              2001              2002
                                                      ----------        ----------        ----------        ----------
Total revenues                                        $   16,642        $    8,756         $   61,757       $   28,179
Income (loss) before cumulative effect of
 accounting changes                                   $      236        $     (648)        $    4,730       $   (4,366)
Net income (loss)                                     $      236        $     (648)        $    4,730       $   (5,506)
Basic income (loss) before cumulative effect
 of accounting changes per common share               $     0.01        $    (0.02)        $     0.15       $    (0.13)
Diluted income (loss) before cumulative
 effect of accounting changes per common share        $     0.01        $    (0.02)        $     0.14       $    (0.13)
Basic net income (loss) per common share              $     0.01        $    (0.02)        $     0.15       $    (0.17)
Diluted net income (loss) per common share            $     0.01        $    (0.02)        $     0.14       $    (0.17)


Included in the pro forma information for the thirteen and thirty-nine weeks ended September 29, 2001 is approximately $1.4 million in one-time nonrecurring severance charges incurred by CSMG. Excluding these charges, pro forma basic and diluted net income per share would have been $0.04 and $0.03 for the thirteen weeks ended September 29, 2001, respectively, and $0.18 and $0.16, respectively for the thirty-nine weeks ended September 29, 2001.

5. Severance

During the thirty-nine weeks ended September 28, 2002, the Company recorded severance expense of approximately $1.9 million and had paid approximately $1.2 million. These charges are included in selling, general and administrative expense in the accompanying Consolidated Condensed Statement of Income (Loss) and Comprehensive Income (Loss).

6. Equity Related Charges

During the thirteen weeks ended September 28, 2002, the Company granted approximately 361,000 stock options to employees at a weighted average exercise price of $1.26 and recorded net compensation expense related to all stock options of $142,000. During the thirty-nine weeks ended September 28, 2002, approximately 1,805,000 stock options were provided to employees at a weighted average exercise price of $2.76. Of the 1,805,000 stock options granted during fiscal year 2002, approximately 1,434,000 stock options remain outstanding as of September 28, 2002. The Company recorded net compensation expense related to all stock options of $142,000 and $471,000 for the thirteen and thirty-nine weeks ended September 28, 2002, respectively. During the thirty-nine weeks ended September 28, 2002, the Company recorded equity related charges to cost of services associated with a warrant of $623,000. The warrant was fully amortized by the Company during the second quarter of 2002.

7. Contingencies

In June 1998, the bankruptcy trustee of a former client, Communications Network Corporation, sued TMNG for a total of $320,000 in the U.S. Bankruptcy Court in New York seeking recovery of $160,000 alleging an improper payment of consulting fees paid to TMNG by the former client during the period from July 1, 1996, when an involuntary bankruptcy proceeding was initiated against the former client, through August 6, 1996, when the former client agreed to an order for relief in the bankruptcy proceeding, and $160,000 in consulting fees paid by the former client after August 6, 1996.

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

The Company has and may become involved in various legal and administrative actions arising in the normal course of business. These could include actions raised by taxing authorities challenging the employment status of consultants utilized by the Company. In addition, customer bankruptcies could result in a claim against the Company on collected balances for professional services near the bankruptcy filing date. While the resolution of any of such actions, claims, or the matter described above may have an impact on the financial results for the period in which it is resolved, the Company believes that the ultimate disposition of these matters will not have a material adverse effect upon its consolidated results of operations, cash flows or financial position. A customer bankruptcy or impairment of a customer's financial condition could also jeopardize the Company's ability to collect receivables owed by that customer. In light of current adverse conditions in the telecommunications industry, the incidents of customer bankruptcies have increased and may continue to do so.

8. Loans to Officers

During the third quarter of fiscal year 2001, three executive officers of the Company received stock options at fair market value in lieu of receiving their cash base compensation, which subsequently resumed in the first quarter of fiscal year 2002. To assist in meeting the cash flow needs of the officers who reduced their compensation, the Company provided lines of credit, collateralized by Company common stock held by such officers. In June 2002, one of the officers retired from the Company, and his line of credit was cancelled. The maximum available borrowings under the loan agreements between the two remaining officers and the Company are $1,050,000 in total. Borrowings against the line of credit at September 28, 2002 totaled $300,000. In accordance with the loan provisions, the interest rate charged on the loans is equal to the Applicable Federal Rate (AFR), as announced by the Internal Revenue Service, for short-term obligations (with annual compounding) in effect for the month in which the advance is made, until fully paid.

9. Business Segments

The Company has identified its segments based on the way management organizes the Company to assess performance and make operating decisions regarding the allocation of resources.

Based on the criteria of Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information," the Company has two segments, only one of which is separately reportable: The Management Consulting Services segment, and All Other. Management Consulting Services includes business strategy and planning, marketing and customer relationship management, operating system support, revenue assurance, corporate investment services, networks, and business model transformation. All Other consists of computer hardware commission and rebates received in connection with the procurement of hardware for third parties. Management evaluates performance based upon operating earnings before interest income (expense), foreign currency transaction gains (losses), extraordinary items, if any, and income tax effects excluding equity related charges and goodwill and intangibles amortization. Management also evaluates trade accounts receivable as part of its overall assessment of the segments' performance. There are no intersegment sales.

Summarized financial information concerning the Company's reportable segments is shown in the following table (amounts in thousands):


                                                      ----------------------------------------------------------------
                                                           Management           All          Not Assigned
                                                      Consulting Services      Other         to Segments       Total
                                                      -------------------    ----------      ------------    ---------
For the thirteen weeks ended September 29, 2001:
Net sales to external customers                            $  11,910           $  321                        $  12,231
Income from operations                                     $   2,122           $  312          $  (1,416)    $   1,018
Total assets                                               $  16,514           $   32          $ 112,557     $ 129,103

For the thirteen weeks ended September 28, 2002:
Net sales to external customers                            $   8,724           $   32                        $   8,756
Income (loss) from operations                              $    (614)          $  (17)         $    (603)    $  (1,234)
Total assets                                               $  10,641           $    3          $ 133,171     $ 143,815

For the thirty-nine weeks ended September 29, 2001:
Net sales to external customers                            $  43,935           $  321                        $  44,256
Income from operations                                     $   8,897           $  312          $  (3,929)    $   5,280
Total assets                                               $  16,514           $   32          $ 112,557     $ 129,103

For the thirty-nine weeks ended September 28, 2002:
Net sales to external customers                            $  25,327           $  625                        $  25,952
Income (loss) from operations                              $  (5,137)          $  295          $  (2,675)    $  (7,517)
Total assets                                               $  10,641           $    3          $ 133,171     $ 143,815


Segment assets include both billed and unbilled trade accounts receivable, net of allowances, and certain other assets. Assets not assigned to segments include cash and cash equivalents, property and equipment, goodwill and intangible assets and deferred tax assets, excluding deferred tax assets recognized on accounts receivable reserves, which are assigned to their respective segment.

Reconciling information between reportable segments and the Company's totals is shown in the following table (amounts in thousands):


                                         ----------------------------------------------------------------------------------
                                               FOR THE THIRTEEN WEEKS ENDED             FOR THE THIRTY-NINE WEEKS ENDED
                                         ----------------------------------------------------------------------------------
                                         SEPTEMBER 29, 2001    SEPTEMBER 28, 2002   SEPTEMBER 29, 2001   SEPTEMBER 28, 2002
                                         ------------------    ------------------   ------------------   ------------------
Total operating earnings (losses) for
 reportable segments                          $ 2,434               $  (631)              $ 9,209              $(4,842)
Equity related charges                           (842)                 (142)               (2,422)              (1,094)
Goodwill and intangibles amortization            (574)                 (461)               (1,507)              (1,581)
                                              -------               -------               -------              -------
Income (loss) from operations                 $ 1,018               $(1,234)              $ 5,280              $(7,517)
                                              =======               =======               =======              =======


10. Goodwill and Other Intangibles

Effective for the start of fiscal year 2002, the Company adopted certain provisions of SFAS No. 142 "Accounting for Goodwill and Intangible Assets". In accordance with certain provisions of the Statement, goodwill has not been amortized in fiscal year 2002. This Statement requires that goodwill be evaluated on an annual basis, or more frequently if necessary. This Statement also requires a transitional impairment test within six months of the date of adoption. The Company determines fair value using the present value method of measurement of future cash flows. The present value method includes the estimation of a cash flow stream, applying a discount rate. The Company's best estimate of future cash flows is determined using its internal budgets as the basis. The discount rate used is commensurate with the risks involved, including the nature of the business, the time value of money, expectations about the amount or timing of future cash flows, and factors affecting liquidity. Upon the adoption of SFAS No. 142, the Company recorded a preliminary goodwill impairment loss related to the Management Consulting Segment of approximately $1.9 million and has reflected this amount as a cumulative change in accounting principle, net of tax benefit, in the Statement of Income (Loss) and Comprehensive Income (Loss).

Included in intangible assets and other assets on the Company's consolidated condensed balance sheet as of the end of the third quarter, September 28, 2002, and as of the latest fiscal year end, December 29, 2001, are the following intangible assets (amounts in thousands):


                            December 29, 2001             September 28, 2002
                        ------------------------      ------------------------
                                     Accumulated                   Accumulated
                         Cost       Amortization        Cost      Amortization
                        -------     ------------      -------     ------------
Goodwill                $24,633       $(2,486)        $63,399        $(2,486)
                        =======       =======         =======        =======
Intangibles with
 finite lives           $ 1,503       $  (131)        $ 5,473        $(1,712)
                        =======       =======         =======        =======


Intangible amortization expense for the thirteen and thirty-nine weeks ended September 28, 2002 was $0.5 million and $1.6 million, respectively. Intangible amortization expense is estimated to be approximately $2.0 million for fiscal year 2002. Estimated intangible amortization expense is expected to total $1.8 million in fiscal year 2003, $1.1 million in fiscal year 2004, and $0.3 million in fiscal year 2005. As the Company's specifically identifiable intangible assets will be fully amortized as of the end of fiscal year 2005, the Company does not expect to record amortization expense in connection with intangible assets in fiscal years 2006 or 2007.

The changes in the carrying amount of goodwill as of September 28, 2002 are as follows (amounts in thousands):


                                            Management Consulting    All Other
                                                   Segment            Segment       Total
                                            ---------------------    ---------     --------
Balance as of December 30, 2001                   $ 19,156           $   2,991     $ 22,147
Goodwill acquired during fiscal year 2002           40,666                           40,666
Impairment loss                                     (1,900)                          (1,900)
                                                  --------           ---------     --------
Balance as of September 28, 2002                  $ 57,922           $   2,991     $ 60,913
                                                  ========           =========     ========


The following pro forma information reconciles the net income (loss) and earnings (loss) per share reported for the thirteen and thirty-nine weeks ended September 28, 2002 to adjusted net income (loss) and earnings (loss) per share which reflect the adoption of SFAS No. 142 and compares the adjusted information to the current year results (amounts in thousands, except per share data):


                                              --------------------------------------------------------------------------------
                                                    FOR THE THIRTEEN WEEKS ENDED           FOR THE THIRTY-NINE WEEKS ENDED
                                              --------------------------------------------------------------------------------
                                              SEPTEMBER 29, 2001   SEPTEMBER 28, 2002   SEPTEMBER 29, 2001  SEPTEMBER 28, 2002
                                              ------------------   ------------------   ------------------  ------------------
Reported income (loss) before cumulative
 effect of change in accounting
 principle                                          $ 1,131             $  (648)             $ 4,895              $(4,136)
Cumulative effect of change in accounting
 principle                                                                                                         (1,140)
                                                    -------             -------              -------              -------
Reported net income (loss)                            1,131                (648)               4,895               (5,276)
Goodwill amortization, net of tax                       280                                      839
                                                    -------             -------              -------              -------

Net income (loss), as adjusted                      $   1,411           $    (648)           $   5,734            $  (5,276)
                                                    =========           =========            =========            =========
Basic income (loss) per share before
 cumulative effect of change in accounting
 principle                                          $    0.04           $   (0.02)           $    0.17            $   (0.13)
Cumulative effect of change in accounting
 principle                                                                                                            (0.03)
                                                    ---------           ---------            ---------            ---------
Reported net income (loss) per share                     0.04               (0.02)                0.17                (0.16)
Add back: Goodwill amortization, net of tax              0.01                                     0.02
                                                    ---------           ---------            ---------            ---------
Basic income (loss) per share, as adjusted          $    0.05           $   (0.02)           $    0.19            $   (0.16)
                                                    =========           =========            =========            =========
Diluted income (loss) per share before
 cumulative effect of change in accounting
 principle                                          $    0.04           $   (0.02)           $    0.16            $   (0.13)
Cumulative effect of change in accounting
 principle                                                                                                            (0.03)
                                                    ---------           ---------            ---------            ---------
Reported net income (loss) per share                     0.04               (0.02)                0.16                (0.16)
Add back: Goodwill amortization, net of tax              0.01                                     0.03
                                                    ---------           ---------            ---------            ---------
Diluted income (loss) per share, as adjusted        $    0.05           $   (0.02)           $    0.19            $   (0.16)
                                                    =========           =========            =========            =========


11. Significant Customer Contracts

On December 10, 1999, the Company entered into a consulting services agreement with a significant customer under which such customer committed to $22 million of consulting fees over a three-year period commencing January 1, 2000. Due to financial difficulties experienced by the customer in fiscal year 2001 and continuing into fiscal year 2002, the agreement was extended in April 2002 for two additional years beyond the original term of the agreement, in exchange for an expanded preferred contractor relationship and immediate commitment to a significant consulting arrangement. As of September 28, 2002, $16.1 million of consulting fees had been recognized in connection with the agreement from the commencement date.

In August 2002, the Company entered into a gain sharing consulting services agreement with a significant customer, under which the Company earns revenue based upon project success as contractually defined. Due to the contingent nature of this project, all project costs have been expensed as incurred, due to the lack of an indication that an economic resource has been created. Additionally, the Company has not recognized any revenue on the project as of September 28, 2002, as the revenue is not realizable or earned at this time. As of September 28, 2002, total project cost recognized in loss from operations on the Company's Consolidated Condensed Statement of Income (Loss) and Comprehensive Income (Loss) in connection with the project was approximately $128,000.

12. Letter of Credit

In March 2002, the Company entered into a $1.0 million standby letter of credit ("LOC") facility with a financial institution in connection with the CSMG acquisition. The LOC was required as part of the assignment of the leased office space from CSMG to the Company. The LOC was collateralized by the Company with a $1.0 million cash deposit to the above financial institution. This amount is included in "Cash and Cash Equivalents" on the Company's consolidated condensed balance sheet as of September 28, 2002.

In August 2002, the Company entered into a $0.3 million standby LOC facility with a financial institution in connection with the procurement of computer hardware by the Company from a third-party vendor. The hardware represents a deliverable by the Company in connection with a customer engagement, for which the customer is contractually required to satisfy. The LOC was required by the third-party vendor in the event the customer does not satisfy the obligation. As part of the agreement, the Company holds a collateralized position on the hardware sold to the customer. The LOC was collateralized by the Company with a $0.3 million cash deposit to the above financial institution. This amount is included in "Cash and Cash Equivalents" on the Company's consolidated condensed balance sheet as of September 28, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this quarterly report contains forward-looking statements. Certain risks and uncertainties could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business - Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001 and in "Risk Factors" in this quarterly report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date of this report. We undertake no obligation to revise, or publicly release the results of any revision to, these forward-looking statements. Readers should carefully review the risk factors described in our annual report and this quarterly report and in other documents that we file from time to time with the Securities and Exchange Commission.

The following should be read in connection with Management's Discussion and Analysis of Financial Condition and Results of Operations and Critical Accounting Policies as presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001.

OVERVIEW

Revenues typically consist of consulting fees for professional services and related expense reimbursements. A significant percentage of our consulting services are contracted on either a time and materials basis not to exceed a negotiated contract price or a fixed cost basis. Substantially all revenues are recognized in the period in which the service is performed on a percentage of completion method, utilizing estimates of project completion under both of these types of contracts. Larger fixed price contracts have recently begun to represent a more significant component of our revenue mix.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED SEPTEMBER 28, 2002 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 29, 2001

                                    REVENUES

Revenues decreased 28.4% to $8.8 million for the thirteen weeks ended September 28, 2002 from $12.2 million for the thirteen weeks ended September 29, 2001. The decrease in revenues was due primarily to a deferral or reduction of management consulting demand by the communications and technology industry resulting primarily from macroeconomic events in this sector during 2001 and 2002, including reductions in capital funding, business failures, and industry restructurings and reorganizations. Additionally, our international revenue base decreased to 9.1% of our revenues for the thirteen weeks ended September 28, 2002, from 14.4% for the corresponding period in fiscal year 2001, due primarily to the additional domestic revenue generated by our recently acquired subsidiaries, Cambridge Strategic Management Group, Inc. ("CSMG") in March 2002, and TMNG Technologies, Inc. ("TMNG Technologies") in September 2001, and the decline in services provided to international customers related to similar adverse macroeconomic events in those markets. CSMG revenues represented 33.7% of consolidated revenues for the thirteen weeks ended September 28, 2002. Non-consulting revenues recognized by TMNG Technologies represented less than 1% of consolidated revenues for the thirteen weeks ended September 28, 2002, and related to commissions on hardware sales. For the thirteen weeks ended September 28, 2002, revenues recognized by the Company in connection with fixed price engagements totaled approximately $1,221,000, and represented approximately 13.9% of consolidated revenues.

                                COSTS OF SERVICES

Direct costs of services decreased 24.3% to $4.4 million for the thirteen weeks ended September 28, 2002 compared to $5.8 million for the thirteen weeks ended September 29, 2001, and was attributable primarily to the decrease in consulting engagements and corresponding reductions in consulting personnel costs. As a percentage of revenues, our gross margin based on direct cost of services was 50.1% for the thirteen weeks ended September 28, 2002 compared to 52.8% for the thirteen weeks ended September 29, 2001. The decrease in gross margin was primarily attributable to a lower percentage of revenue with our technology offerings and the corresponding decrease in commission revenue related to the hardware component, partially offset by higher margins from an increase in strategy offerings for the thirteen weeks ended September 28, 2002.

Non-cash stock based compensation charges were $110,000 and $631,000 for the thirteen weeks ended September 28, 2002 and September 29, 2001, respectively. The primary reasons for the net decrease in non-cash stock based compensation charges for the thirteen weeks ended September 28, 2002 compared to the same period in fiscal year 2001 was a net reduction in amortization charges related to the pre-initial public offering grants of stock options and the reduction in amortization expense recognized on a warrant in the amount of $430,000. Non-cash stock based compensation charges are recognized by the Company over a period of three or four years, based on an accelerated vesting schedule. Substantially all of the options giving rise to the equity related charges are in their respective third of fourth year of vesting, and therefore continue to have less impact on the Company's Statement of Income (Loss) and Comprehensive Income (Loss). The above warrant was fully amortized during the second quarter of fiscal year 2002. These net charges increased costs of services as a percentage of revenue by 1.3% and 5.2% for the thirteen weeks ended September 28, 2002 and the corresponding period in fiscal year 2001, respectively.

                               OPERATING EXPENSES

In total, operating expenses increased to $5.5 million for the thirteen weeks ended September 28, 2002, or 14.6% from $4.8 million for the corresponding period in fiscal year 2001. The major component of the $0.7 million increase in operating expenses was an increase in the selling, general and administrative costs associated with our CSMG and TMNG Technologies acquisitions. As a percentage of revenues, selling, general and administrative expenses increased to 57.3% compared to 32.9% for the thirteen weeks ended September 28, 2002 and September 29, 2001, respectively. This percentage increase was primarily attributable to the decreased revenues. Selling, general and administrative expenses decreased by approximately $874,000 for the thirteen weeks ended September 28, 2002, compared to the thirteen weeks ended June 29, 2002, after excluding the effect of a one-time charge recorded in the second quarter of fiscal year 2002 related to severance costs. This decrease in selling, general and administrative expenses from the second to the third thirteen week period in 2002 was due to the cost-cutting initiatives adopted by the Company's executive management team. Management continues to examine cost-reduction measures to enhance the Company's profitability. Amortization expense decreased by $113,000 for the thirteen weeks ended September 28, 2002 compared to the same period in fiscal year 2001, due primarily to the Company no longer recording amortization expense on goodwill in accordance with SFAS No. 142 "Accounting for Goodwill and Intangible Assets," offset by the amortization of specifically identified intangibles acquired in the CSMG and TMNG Technologies acquisitions.

Non-cash stock based compensation charges of $32,000 and $211,000 were recorded for the thirteen weeks ended September 28, 2002 and

September 29, 2001, respectively. The $179,000 net decrease in non-cash stock based compensation charges for fiscal year 2002 compared to fiscal year 2001 was a result of the reduction in the amortization of the deferred compensation charges based on the accelerating vesting schedule discussed above in "Cost of Services". These charges increased operating expenses as a percentage of revenue by 0.4% and 1.7% for the thirteen weeks ended September 28, 2002 and September 29, 2001, respectively.

                            OTHER INCOME AND EXPENSES

Interest income was $243,000 and $611,000 for the thirteen weeks ended September 28, 2002 and September 29, 2001, respectively, and represented interest earned on invested balances. Interest income decreased during the thirteen weeks ended September 28, 2002 due to lower invested balances resulting from the reduction in cash reserves and lower interest rates from the third quarter of fiscal year 2001 to the third quarter of fiscal year 2002. We invest in short-term, high-grade investment instruments as part of our overall investment policy.

                                  INCOME TAXES

Income tax benefit for the thirteen weeks ended September 28, 2002 as a percentage of pretax loss was 35.1% compared to a provision of 30.3% of pretax income for the thirteen weeks ended September 29, 2001. The decrease in income taxes as a percentage of pre-tax income in fiscal year 2001 was due primarily to the partial shift of investments by TMNG from taxable to tax-exempt securities that are not taxed at the federal income tax level.

THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2002 COMPARED TO THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 2001

                                    REVENUES

Revenues decreased 41.4% to $26.0 million for the thirty-nine weeks ended September 28, 2002 from $44.3 million for the thirty-nine weeks ended September 29, 2001. The decrease in revenues was due primarily to a deferral or reduction of management consulting demand by the communications and technology industry resulting primarily from adverse macroeconomic events in this sector during 2001 and 2002, including reductions in capital funding, business failures, and industry restructurings and reorganizations. Additionally, our international revenue base decreased to 7.4% of our revenues for the thirty-nine weeks ended September 28, 2002, down from 13.9% for the thirty-nine weeks ended September 29, 2001, due primarily to the additional domestic revenue generated by our recently acquired subsidiaries, CSMG and TMNG Technologies and the decline in services provided to international customers related to similar adverse macroeconomic events in those markets. CSMG revenues represented 33.5% of consolidated revenues for the thirty-nine weeks ended September 28, 2002. Non-consulting revenues recognized by TMNG Technologies represented 2.4% of consolidated revenues for the thirty-nine weeks ended September 28, 2002, and related primarily to commissions received on hardware sales. For the thirty-nine weeks ended September 28, 2002, revenues recognized by the Company in connection with fixed price engagements totaled $5.2 million, and represented 20.1% of consolidated revenue.

                                COST OF SERVICES

Direct costs of services decreased 44.6% to $12.3 million for the thirty-nine weeks ended September 28, 2002 compared to $22.2 million for the thirty-nine weeks ended September 29, 2001, and was attributable primarily to the decrease in consulting engagements and corresponding reductions in consulting personnel costs. As a percentage of revenues, our gross margin based on direct cost of services was 52.6% for the thirty-nine weeks ended September 28, 2002 compared to 49.8% for the thirty-nine weeks ended September 29, 2001. The increase in gross margin was primarily attributable to higher margins associated with the increase in strategy offerings provided during the thirty-nine weeks ended September 28, 2002 compared to the corresponding period in fiscal year 2001.

Non-cash stock based compensation charges were $782,000 and $1,752,000 for the thirty-nine weeks ended September 28, 2002 and September 29, 2001, respectively. The primary reasons for the net decrease in non-cash stock based compensation charges for the thirty-nine weeks ended September 28, 2002 compared to the same period in fiscal year 2001 was the net reduction in amortization charges related to the pre-initial public offering grants of stock options in the amount of $302,000, and the reduction in amortization expense recognized on the warrant in the amount of $668,000. Non-cash stock based compensation charges are recognized by the Company over a period of three or four years, based on an accelerated vesting schedule. Substantially all of the options giving rise to the equity related charges are in their respective third of fourth year of vesting, and therefore continue to have less impact on the Company's Statement of Income
(Loss) and Comprehensive Income (Loss). The above warrant was fully amortized by the Company during the second quarter of fiscal year 2002. These net charges increased costs of services as a percentage of revenue by 3.0% and 4.0% for the thirty-nine weeks September 28, 2002 and September 29, 2001, respectively.

                               OPERATING EXPENSES

In total, operating expenses increased to $20.4 million for the thirty-nine weeks ended September 28, 2002, or 35.7% from $15.0 million for the thirty-nine weeks ended September 29, 2001. The major components of the $5.4 million increase in operating expenses was a $1.9 million one-time charge related to severance costs incurred by the Company as part of its overall cost-reduction initiatives, an $855,000 one-time charge related to the closing of our Lanham office into our Bethesda location in the first quarter of fiscal year 2002, and the additional selling, general and administrative costs associated with our CSMG and TMNG Technologies acquisitions. As a percentage of revenues, selling, general and administrative expenses increased to 71.2% compared to 29.0% for the thirty-nine weeks ended September 29, 2001.

This percentage increase was primarily attributable to the decreased revenues. Beginning in fiscal year 2001 and continuing into fiscal year 2002, management began implementing a number of cost reduction initiatives including the reduction of sales and marketing staff, minimization of consultant recruitment, and a reduction in the Company's accounting staff. Management continues to examine cost-reduction measures to enhance the Company's profitability. Amortization expense increased to $1.6 million for the thirty-nine weeks ended September 28, 2002, or 4.9% from $1.5 million for the thirty-nine weeks ended September 29, 2001. The net increase in amortization expense was due primarily to the amortization of specifically identified intangibles acquired in the CSMG and TMNG Technologies acquisitions, offset by the Company no longer recording amortization expense on goodwill in accordance with SFAS No. 142 "Accounting for Goodwill and Intangible Assets."

Non-cash stock based compensation charges of $312,000 and $670,000 for the thirty-nine weeks ended September 28, 2002 and September 29, 2001, respectively, were recorded in connection with stock options granted to our partners, principals and certain senior executives and non-employee directors. The net $358,000 decrease in non-cash stock based compensation charges for fiscal year 2002 compared to fiscal year 2001 was a result of the reduction in the amortization of the deferred compensation charges recorded in connection with pre-initial public offering grants of non-qualified stock options based on the accelerating vesting schedule discussed above in "Cost of Services". These charges increased operating expenses as a percentage of revenue by 1.2% and 1.5% for the thirty-nine weeks ended September 28, 2002 and September 29, 2001, respectively.

                            OTHER INCOME AND EXPENSES

Interest income was $766,000 and $2,023,000 for the thirty-nine weeks ended September 28, 2002 and September 29, 2001, respectively, and represented interest earned on invested balances. Interest income decreased during the thirty-nine weeks ended September 28, 2002 due to lower invested balances resulting from a reduction in cash reserves and lower interest rates from fiscal year 2001 to fiscal year 2002. We invest in short-term, high-grade investment instruments as part of our overall investment policy.

                                  INCOME TAXES

Income tax benefit for the thirty-nine weeks ended September 28, 2002 as a percentage of pretax loss was 38.9% compared to a provision of 32.8% of pretax income for the thirty-nine weeks ended September 29, 2001. The increase in the income tax expense (benefit) as a percentage of pre-tax income (loss) was due primarily to a shift away from short-term investments in federally exempt income securities.

                    CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE

A cumulative change in accounting principle in the amount of $1.9 million was recorded in the thirty-nine weeks ended September 28, 2002 in connection with the Company's estimate of goodwill impairment. The impairment was calculated in accordance with the provisions of SFAS No. 142 "Accounting for Goodwill and Intangible Assets" and has been reported on the Company's Statement of Income
(Loss) and Comprehensive Income (Loss), net of tax benefit in the amount of $1.1 million.

                         LIQUIDITY AND CAPITAL RESOURCES

At September 28, 2002, we had approximately $54.9 million in cash and cash equivalents. We believe the cash on hand will be sufficient to meet anticipated cash requirements, including anticipated capital expenditures, consideration for possible acquisitions, and to support operations, if necessary, for at least the next 12 months. The Company has established a flexible model that provides a lower fixed cost structure than most consulting firms, enabling TMNG to scale operating cost structures more quickly based on market conditions.

Net cash provided by operating activities was $1.1 million and $15.2 million for the thirty-nine weeks ended September 28, 2002 and September 29, 2001, respectively. The Company generated positive cash flow from its operating activities during fiscal 2002, primarily due to the reduction in accounts receivable balances, after giving impact to the CSMG acquisition, reflecting more focused billing and collection activities, and better management of working capital.

Net cash used in investing activities was $32.8 million and $4.8 million for the thirty-nine weeks ended September 28, 2002 and September 29, 2001, respectively. Cash used for acquisitions was $32.5 million for the thirty-nine weeks ended September 28, 2002, and related to the CSMG acquisition closed by the Company on March 6, 2002. Cash used for acquisitions was $4.0 million for the thirty-nine weeks ended September 29, 2001, and related to the Tri-Com Computer Services, Inc. acquisition closed by the Company on September 5, 2001. Capital expenditures of $231,000 and $520,000 for the thirty-nine weeks ended September 28, 2002 and September 29, 2001, respectively, relate to the capitalization of leasehold improvements, computer equipment and software by the Company. Additionally, during fiscal 2002 the Company increased its loans to officers by $100,000, resulting in an aggregate borrowing of $300,000 by officers as of September 28, 2002. The maximum available borrowings under the loan agreements between the two officers and the Company are $1,050,000 in total.

Net cash provided by financing activities was $166,000 and $317,000 for the thirty-nine weeks ended September 28, 2002 and September 29, 2001, respectively. Cash provided by financing activities in fiscal 2002 related to proceeds from the exercise of stock options and the purchase of stock under the Company's employee stock purchase plan, partially offset from payments made by the Company on the current portion of its capital lease obligations and current portion of outstanding debt. Net cash provided by financing activities in fiscal 2001 related to proceeds from the exercise of stock options, partially offset from payments made by the Company on the current portion of its capital lease obligations.

RISK FACTORS

Our business, operating results, and financial condition are subject to numerous risks, uncertainties, and contingencies, many of which are beyond our control. The following important factors, among others, could cause actual results to differ materially from those contemplated in forward-looking statements made in this quarterly report on Form 10-Q or presented elsewhere by management from time to time. Investors are urged to consider these risk factors when evaluating an investment in the Company.

WE FOCUS ALMOST EXCLUSIVELY ON SERVING THE COMMUNICATIONS INDUSTRY, WHICH HAS RECENTLY EXPERIENCED DECLINING RESULTS OF OPERATIONS, BANKRUPTCIES, FUTURE UNCERTAINTIES AND A REDUCTION IN THE AVAILABILITY OF INVESTMENT CAPITAL. ADVERSE INDUSTRY CONDITIONS HAVE RESULTED IN DECLINING DEMAND FOR OUR SERVICES AND COULD CONTINUE TO HARM OUR BUSINESS

We have derived almost all of our revenues from consulting engagements within the communications industry. Much of our past growth arose from business opportunities presented by industry trends that included deregulation, increased competition, technological advances, the growth of e-business and the convergence of service offerings.

However, beginning in late 2000 and continuing throughout 2001 and into 2002, many communications companies, including carriers, equipment manufacturers and other industry participants have reported declining results of operations and liquidity, and there have been numerous bankruptcy filings. These events resulted in a substantial decline in our revenues and the incurrence of net losses through the third quarter of 2002. Our future operating results could continue to be affected by continuing declines in results of operations and continuing financial difficulties among communications companies. In addition to continuing decreases in demand for our services, future client financial difficulties and/or bankruptcies could require us to write-off receivables that are in excess of our bad debt reserves, which would harm our results of operations in future fiscal periods. Client bankruptcies could also create an at-risk situation on balances for professional services collected near the bankruptcy filing date. In addition, the worsening conditions in the communications sector could cause companies to delay new product and new business initiatives and to seek to control expenses by reducing use of outside consultants. Additionally, the communications industry is in a period of consolidation, which could reduce our client base, eliminate future opportunities or create conflicts of interest among clients. As a result, current industry conditions may continue to harm our business, financial condition and results of operations.

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

Because a significant portion of our non-consultant expenses are relatively fixed, a variation in the number of client assignments or the timing of the initiation or the completion of client assignments may cause significant variations in operating results from quarter-to-quarter and could result in continuing losses. To the extent the addition of consultant employees is not followed by corresponding increases in revenues, additional expenses would be incurred that would not be matched by corresponding revenues. Therefore, profitability would decline and we could potentially experience further losses. In addition, our stock price would likely decline.

ANY CONTINUING DECREASE IN CURRENT AND PROJECTED REVENUES MAY RESULT IN ASSET IMPAIRMENTS AND WRITE-OFFS TO THE COMPANY

An increasing amount of the assets on our balance sheet derive their value from projections made by the Company of revenues and cash flows. These assets are primarily intangible assets and goodwill. If we are not able to maintain certain levels of revenues and cash flows, these assets may be impaired, and the resulting asset impairment would be charged to operating income.

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

- further reductions in our cash reserves;

- adverse effects on our financial statements, including one-time write-offs and assumption of liabilities of acquired businesses; and

- paying too much for an acquired company.

If we make acquisitions and any of these problems materialize, these acquisitions could negatively affect our operations, profitability and financial operations.

In addition, the Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards ("SFAS") No. 142 "Accounting for Goodwill and Intangibles". The impact of SFAS 142 will require an annual evaluation of goodwill to determine if an impairment of goodwill has occurred. The Company will annually assess the impact of the Statement. If an impairment of goodwill is deemed to have occurred, this could negatively affect our consolidated results of operations. The Company recorded a charge of $1.9 million related to an impairment of goodwill in the first quarter of 2002 and is currently assessing what impact, if any, these accounting standards might have on the Company's consolidated financial statements for future periods.

IF CURRENT MARKET CONDITIONS WITHIN THE COMMUNICATIONS INDUSTRY CONTINUE, OUR FINANCIAL POSITION MAY CONTINUE TO BE DIMINISHED AND OUR LIQUIDITY COULD BECOME IMPAIRED, AND FUNDING FROM THE CAPITAL MARKETS MAY NOT BE AVAILABLE.

The contraction of the communications industry negatively impacted the Company's revenues and profitability in 2001 and 2002. The Company believes it currently has sufficient cash resources to support operations; however, if existing funds are utilized in operations and acquisitions, it may be difficult to raise additional capital.

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

WE HAVE REDUCED CONSULTANT HEADCOUNT DURING THE PAST FISCAL YEAR, AND THE TERMINATION OF CONSULTANTS COULD RESULT IN A DIMINISHMENT OF CONSULTATIVE OFFERINGS AVAILABLE TO THE CUSTOMERS

Beginning in fiscal year 2001 and continuing into fiscal year 2002, the Company began an initiative of cost-cutting measures, including the reduction in employee consultant headcount. As the talents and skillsets of these employee consultants are no longer available to the Company, TMNG could be adversely affected in its ability to provide various consultative offerings to customers, potentially resulting in a diminishment of revenue opportunities for the Company.

THE MARKET IN WHICH WE COMPETE IS INTENSELY COMPETITIVE, AND ACTIONS BY COMPETITORS COULD RENDER OUR SERVICES LESS COMPETITIVE, CAUSING REVENUES AND INCOME TO DECLINE

The market for consulting services to communications companies is intensely competitive, highly fragmented and subject to rapid change. Competitors include general management consulting firms, the consulting practices of "Big Four" accounting firms, most of which have practice groups focused on the communications industry, and local or regional firms specializing in communications services. In addition, major global outsourcing firms like International Business Machines Corporation (IBM), Electronic Data Systems Corporation (EDS) and Computer Sciences Corporation (CSC) have become more significant competitors recently due to the outsource of certain business support system (BSS) and operating support system (OSS) operations to them. Some of these competitors have also formed strategic alliances with communications and technology companies serving the industry. We also compete with internal resources of our clients. Although non-exhaustive, a partial list of our competitors includes:

- American Management Systems;

- Accenture;

- Booz-Allen & Hamilton;

- The Boston Consulting Group;

- Cap Gemini Ernst & Young;

- Bearing Point (formerly KPMG); and

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

WE EXPERIENCED RAPID ORGANIC GROWTH IN OUR BUSINESS PRIOR TO 2001 AND 2002, AND HAVE ACQUIRED SEVERAL COMPANIES IN RECENT FISCAL YEARS. IF OUR BUSINESS GROWS IN THE FUTURE AND OUR OPERATING RESULTS

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

To manage any future growth of our operations and personnel, we must:

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

WE MUST CONTINUALLY ENHANCE OUR SERVICES TO MEET THE CHANGING NEEDS OF OUR CUSTOMERS OR WE MAY LOSE FUTURE BUSINESS TO OUR COMPETITORS

Our future success will depend upon our ability to enhance existing services and to introduce new services to meet the requirements of our customers in a rapidly developing and evolving market, particularly in the areas of wireless communications and next generation technologies. Present or future services may not satisfy the needs of the communications market. If we are unable to anticipate or respond adequately to customer needs, lost business may result and our financial performance will suffer.

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

Although revenues derived from our international engagements declined in 2002, they continue to represent a significant number of our engagements. Some international engagements are denominated in the local currency of the clients. Expenses incurred in delivering these services, consisting primarily of consultant compensation, are typically denominated in U.S. dollars. To the extent that the value of a currency in which billings are denominated decreases in relation to the U.S. dollar or another currency in which expenses are denominated, our operating results and financial condition could be harmed. We may hedge our foreign currency exposure from time to time, but hedging may not be effective.

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

We provide a significant percentage of our consulting services through independent contractors and, therefore, do not pay federal or state employment taxes or withhold income taxes for such persons. Further, we generally do not include these independent contractors in our benefit plans. In the future, the IRS and state authorities may challenge the status of consultants as independent contractors. Independent subject matter experts may also initiate proceedings to seek reclassification as employees under state law. In either case, if persons engaged by us as independent subject matter experts are determined to be employees by the IRS or any state taxation department, we would be required to pay applicable federal and state employment taxes and withhold income taxes with respect to such persons, and could become liable for amounts required to be paid or withheld in prior periods along with interest and penalties. In addition, we could be required on a going-forward basis, to include such persons in our benefit plans retroactively and going forward.

WE COULD BE SUBJECT TO CLAIMS FOR PROFESSIONAL LIABILITY, WHICH COULD HARM OUR FINANCIAL PERFORMANCE

As a provider of professional services, we face the risk of liability claims. A liability claim brought against us could harm our business. We may also be subject to claims by clients for the actions of our consultants and employees arising from damages to clients' business or otherwise, or clients may demand a reduction in fees because of dissatisfaction with our services.

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

- any further reduction in our revenues or profits during 2002 and future years; and

- continuing adverse market conditions in the communications industry and the economy as a whole.

In addition, the stock market itself experiences significant price and volume fluctuations. These fluctuations particularly affect the market prices of the securities of many high technology and communications companies. Our stock price tends to track the stock price of communications companies, which declined substantially in 2001 and 2002 and may continue to do so. These broad market fluctuations could continue to harm the market price of our common stock. If the market price of our common stock continues to decline, the Company may risk being delisted from the NASDAQ National Stock market on which it trades. Additionally, due to the limited float of the Company's common stock, investors may find their investment illiquid, and suffer losses.

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

The Company does not have material exposure to market related risks. Foreign currency exchange rate risk may become material given U.S. dollar to foreign currency exchange rate changes. This would be especially true if we experience any significant increases in international engagements denominated in the local currency of the Company's clients.

ITEM 4. CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report. Based on that review and evaluation, the CEO and CFO have concluded that the Company's current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(b) Reports on Form 8-K

TMNG did not file any Reports on Form 8-K during the quarter ended September 28, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


       SIGNATURE                       TITLE                      DATE
       ---------                       -----                      ----

 /s/ RICHARD P. NESPOLA      President, Chief Executive        November 12, 2002
 ----------------------      Officer and Director
     Richard P. Nespola      (Principal executive officer)

 /s/ DONALD E. KLUMB         Chief Financial Officer and       November 12, 2002
 ----------------------      Treasurer
     Donald E. Klumb         (Principal financial officer
                             and principal accounting
                             officer)

                                 CERTIFICATIONS

I, Richard P. Nespola, President and Chief Executive Officer of The Management Network Group, Inc., certify that:

        1. I have reviewed this quarterly report on Form 10-Q of The Management Network Group, Inc.;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

               a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                         Date:  November 12, 2002

                                         By:  /s/ Richard P. Nespola
                                         ---------------------------------------
                                         President and Chief Executive Officer

I, Donald E. Klumb, Chief Financial Officer and Treasurer of The Management Network Group, Inc., certify that:

        1. I have reviewed this quarterly report on Form 10-Q of The Management Network Group, Inc.;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

               a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                         Date:  November 12, 2002

                                         By:  /s/ Donald E. Klumb
                                         ---------------------------------------
                                         Chief Financial Officer and Treasurer

In connection with this quarterly report on Form 10-Q of The Management Network Group, Inc., I, Richard P. Nespola, President and Chief Executive Officer of the registrant certify that:

        1. this quarterly report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        2. the information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of the registrant for and as of the end of such quarter.

                                       Date:  November 12, 2002


                                       By:  /s/ Richard P. Nespola
                                       -----------------------------------------
                                       President and Chief Executive Officer

In connection with this quarterly report on Form 10-Q of The Management Network Group, Inc., I, Donald E. Klumb, Chief Financial Officer and Treasurer of the registrant certify that:

        1. this quarterly report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        2. the information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of the registrant for and as of the end of such quarter.

                                       Date:  November 12, 2002

                                       By:   /s/ Donald E. Klumb
                                       -----------------------------------------
                                       Chief Financial Officer and Treasurer