Form 10-K
period 2002-12-28
MANAGEMENT NETWORK GROUP INC
filed 2003-03-28
CIK 1094814

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (MARK ONE)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 28, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

                        COMMISSION FILE NUMBER: 000-27617

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

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [ ] NO [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 24, 2003 was approximately $14.4 million. As of March 24, 2003, the Registrant had 33,346,626 shares of common stock, par value $0.001 per share (the Common Stock), issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required to be provided in Part III (Items 10, 11, 12, and 13) of this Annual Report on Form 10-K is hereby incorporated by reference from the Company's Definitive 2003 Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year.

                       THE MANAGEMENT NETWORK GROUP, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                     PART I

Item 1.   Business....................................................     3
Item 2.   Property....................................................    19
Item 3.   Legal Proceedings...........................................    19
Item 4.   Submission of Matters to a Vote of Security Holders.........    19

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    20
Item 6.   Selected Consolidated Financial Data........................    21
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    22
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................    32
Item 8.   Consolidated Financial Statements...........................    33

                                    PART III

Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................    59
Item 10.  Directors and Executive Officers of the Registrant..........    59
Item 11.  Executive Compensation......................................    59
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................    59
Item 13.  Certain Relationships and Related Transactions..............    60
Item 14.  Controls and Procedures                                         60
Item 15.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K....................................................    60
SIGNATURES............................................................    61

                                     PART I

ITEM 1. BUSINESS

GENERAL

Founded in 1990, The Management Network Group, Inc. ("TMNG" or "the Company"), a Delaware corporation, is a leader in consulting to the communications industry, providing strategy, management, marketing, operational, and technology consulting services primarily to communications service providers, technology companies and financial services firms located principally in North America and Western Europe. Historically, in addition to North America and Western Europe, TMNG has provided consulting services to clients in almost all other major international markets. TMNG believes it is unique in its ability to provide a comprehensive business solution to the communications industry, including strategy consulting and business planning, product/service definition and launch, customer acquisition and retention, business model transformation, technical support and process modeling for business support systems (BSS) and operations support systems (OSS). TMNG has consulting experience with almost all major aspects of managing a global communications company. In addition, TMNG provides marketing consulting services to clients outside of the communications industry, primarily in the Eastern Region of the United States (Mid-Atlantic) and is a Value Added Reseller (VAR) and Integrated Partner of mainly Hewlett-Packard hardware to both the communications industry as well as other industry segments in the United States.

From its inception to mid-fiscal year 2000, TMNG was a provider of a comprehensive range of services to the global communications industry with significant focus and emphasis on management and operational consulting services. During fiscal year 2000 the Company identified early leading indicators of the market downturn in the communications industry (See "Market Overview" in Item 1. for an additional discussion of market changes) and began the process of strategically repositioning the Company's service offering to incorporate greater emphasis on strategy and marketing consulting. The Company broadened its focus and emphasis to include not only management and operational consulting but also strategy and marketing to enable the Company to deliver best-in-class solutions to its communication service provider clients. To accomplish this transformation, the Company looked to increase the breadth of its employee work base, hiring consultants of increasingly diverse backgrounds with various technical competencies, and began an acquisition strategy to acquire consulting companies whose offerings complemented, expanded and deepened the offerings historically provided by TMNG. Key acquisitions completed by TMNG during fiscal 2000 to fiscal 2002 included Cambridge Strategic Management Group, Inc. (now "TMNG Strategy"), The Weathersby Group, Inc. (now "TMNG Marketing") and Tri-Com Computer Services, Inc. (now "TMNG Technologies"). These businesses focused primarily on strategy, new product launch initiatives, customer acquisition and retention, and technology consulting to the global communications industry. The Company believes these acquisitions have expanded key client relationships, have positioned TMNG uniquely in the market to effectively serve today's needs of large global communication service providers, and have provided an expansion of key direct distribution channel elements to TMNG.

As TMNG focuses on communication service providers, it has leveraged and learned from the providers and built offerings to software and technology companies and investment banking and private equity firms that invest in and serve the communications industry. Historically the Company's services to software and technology firms have included strategy definition, product offering positioning, application development, assistance in responding to requests for proposals, and implementing solutions within the service provider environment. Services to the investment banking and private banking community have included prospect validation and due diligence. Recently, with the market downturn (see "Market Overview" in Item 1) TMNG has expanded partnering relations and its offerings. Partnering has better enabled the Company to serve large clients in what has become a shrinking marketplace. TMNG provides its partners with contacts and depth of knowledge and experience in serving the industry, and the partnerships enable TMNG to provide more comprehensive offerings and solutions that effectively compete with other global consultancies. Such partnerships have expanded our relationships with off-shore development firms located primarily in the Asian market that provide high quality, low cost solutions to the industry. In addition, the Company recently introduced its offering of managed services and business process outsourcing
(BPO) to banks who hold investments in the sector and to global outsourcing organizations to provide domain expertise and business process outsourcing models to facilitate service level agreements and cost reduction initiatives.

The Company is expanding its service offerings and is providing communications consulting expertise to new and growing organizations with increasing demand. The Company invested significantly in wireless expertise in fiscal 2002, including a strategic partnership with inCode Telecom Group, and construction of a wireless next generation laboratory located in La Jolla, California. In 2003, the Company looks to the laboratory to assist in the creation of service offerings to the wireless marketplace. In 2002, the Company also obtained a Government Services Authorization (GSA) which enables the Company to provide consulting services to the Federal government. The Company has recruited personnel with expertise in building a government consultancy and looks to develop and launch offerings to the Federal government in fiscal 2003. Finally, the Company has recruited executives with expertise and relationships serving the rural local exchange carrier (RLEC) market in 2002 and is building presence and market share in that industry segment of communications service providers.

The Company continues to capitalize on its industry expertise by refreshing existing proprietary toolsets and building new toolsets to enable it to provide strategic, management, marketing, operational, and technology support to clients. TMNG's toolsets are consulting guidelines, processes and benchmarks created and updated by TMNG consultants based on their experience over many consulting engagements. These toolsets assist clients to improve productivity, gain competitive advantage, reduce time to market and market entry risk, and increase revenues and profits. TMNG's services are provided by a team comprised of senior professionals recruited from prestigious university campuses complemented by teams of consultants from the communications industry averaging 15 years of experience.

The Company maintains a unique technology agnostic and vendor neutral position to make unbiased evaluations and recommendations that are based on a thorough knowledge of each solution and each client's situation. Therefore, TMNG is able to capitalize on extensive experience across complex multi-technology communications systems environments to provide the most sound and practical recommendations to clients.

MARKET OVERVIEW

The demand for consulting services increased throughout the 1990's, and this trend was especially prevalent for consulting services of communications and e-commerce consulting firms. The key contributor to this was the significant projected growth of the internet and e-commerce which stimulated capital investment into new and existing wireline communications providers, enabling their investment in new network technology and the creation of new broadband market offerings. Investment was further accelerated through global deregulation of the communications industry throughout the 1990's. The deregulation of the communications industry resulted in increased competition by the creation of: increased demand for fiber and capacity by the new market entrants; a massive influx of capital to fund carrier entrants and allow existing firms to purchase aggressively from one another as they expanded; rapid internet growth, spurring broadband internet access services, digital subscriber line (DSL) internet access and unbundled local loops that forged the way for wholesale DSL business models; and technological innovations, allowing new service offerings in the areas of voice, data, video and content.

Similarly, significant investment was made in the wireless communications industry which was experiencing tremendous growth as a growing percentage of voice communications were migrating to wireless networks and devices. In addition, the personal communications services
(PCS) auctions in the United States and universal mobile telecommunications system (UMTS) broadband spectrum auctions in Europe resulted in new providers, additional services, and improved technology. Customer penetration resulted in both residential and business customers, and services were expanded to include wireless data offerings primarily in Europe and Asia.

By mid-2000, following the first announcements of disappointing financial performance by wireline and wireless communication service providers and their vendors, it became apparent that the rate of investment and adoption was far exceeding the expected rate of consumption in e-commerce and broadband offerings. The massive inflow of capital in communications during the 1990's resulted in an inflated market scenario, where once solid business models were now ill-equipped to function and adjust to the macroeconomic environment. The cycle was further perpetuated by the over saturation of new market entrants where supply far exceeded levels sustainable by the market, creating pressure for consolidation and funding contraction. As a result, the industry experienced a significant number of bankruptcies and layoffs in excess of half a million individuals in the United States alone. Because the communications companies often purchased services from one another, the bankruptcies led to a vicious cycle of industry-wide destabilization with each successive bankruptcy jeopardizing another company's liquidity position.

The industry experienced further instability during 2002 due to government investigations into the accounting practices of several large communications providers that revealed the perpetuation of accounting improprieties, including the material overstatement of revenues and the understatement of expenses. Such inquiries have resulted in ongoing restatements of previously reported financial statements, resulting in additional destabilization within the industry, and eroding investors' confidence.

As the macroeconomic forces discussed above continue to destabilize the communications industry, outside consulting services for communications have been negatively impacted, including ours. Communications companies have continued to reduce their demand for external consultants, seeking instead to utilize more internal resources, or in some cases delayed capital and operating expenditures related to the launch of new products and services, particularly in networks and technology. This has resulted in a continued substantial decline in our revenue and profits during 2001 and 2002 (See Item 1, "Risk Factors" and Item 7, "Management's Discussion and Analysis").

Today, the communications industry has reached a point where bankruptcies and market consolidations have resulted in fewer market participants with less capitalization. The remaining companies have an opportunity to reposition and increase their market share, however they will be competing with other survivors, who are comparable global providers. As the capital markets have not been accessible, companies have focused on improved capital utilization, maximization of their return on investment, and the uniqueness of their product offerings.

As TMNG enters fiscal 2003, we believe the large global communications companies will continue to cut costs, but will begin to fund select investment opportunities. During 2002, we began to see the emergence of several large carriers from bankruptcy reorganizations with solid balance sheets and business case models that better prepare them to compete in the communications arena. Wireline and wireless providers will be strategically focused on the following key initiatives, with priority depending upon present position and state of the company: Launching new products with focus on enterprise customers and broadband offerings; cost cutting through outsourcing on non-critical activities; bundling of product offering; improving the customer experience and minimizing churn; and maximizing invested network efficiencies. It is also expected that further market consolidation will occur over the next few years. It is our belief that the regulatory environment will also continue to play a key factor in the strategy and operations of communications providers. Most notably, on February 20, 2003, the Federal Communications Commission ("FCC") voted to preserve competition for local phone service by continuing to require regional bell operating companies ("RBOCs") to resell to other carriers at wholesale rates, while deregulating broadband and encouraging new investment, in the backdrop of strengthening the roles of the states in promoting local competition and protecting customers. We believe the effect of this ruling will continue to provide unique opportunities and challenges for the communications companies and the companies providing service to them.

We expect demand for consulting services over the next decade to be differentiated compared to the past, with increased outsourced BPO service opportunities, the increasing presence of offshore technology partners due to price advantage, and the need for existing management consultancies to provide solutions to communications industry challenges. As discussed in Item 1. "Business - General," TMNG has invested significantly to enable the Company to provide such services.

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

BUSINESS STRATEGY

The Company's objective is to establish itself as the consulting company of choice to communications service providers, technology companies, and financial services and investment banking firms. The following are key strategies the Company has adopted to pursue this objective.

- Develop offerings/solutions and thought leadership

The Company plans to continue expanding its end-to-end solutions offerings, both by organic expansion and/or through acquisitions. Organic expansion involves launching new products and services and generating revenues through offerings jointly developed by the Company and its acquired companies. Organic expansion will also focus on offerings geared towards increasing clients' efficiencies. The Company expanded its offerings through the acquisition of TMNG Marketing in late 2000. TMNG Marketing provides a full spectrum of marketing consulting services, including product development, churn management and market research, that takes clients from the point of product definition to customer acquisition and retention. In 2001, the Company acquired TMNG Technologies. TMNG Technologies provides end-to-end OSS, data center, systems solutions, data sourcing, legacy integration and middleware implementation. Additionally, in March 2002, TMNG acquired TMNG Strategy. This newest acquisition provides a wide range of business strategy services including analyses of industry and competitive environments; product and distribution strategies; finance, including business case development, modeling, cost analysis and benchmarking; and due diligence and risk assessment.

The Company plans to continue extending its product offerings to the communications industry. We believe wireline and wireless providers will be strategically focused on the following key initiatives, with priority depending upon present position and state of the company: Launching new products with focus on enterprise customers and broadband offerings; cost cutting through outsourcing of non-critical activities; bundling of product offerings; improving the customer experience and minimizing churn; and maximizing invested network efficiencies.

- Continue to build the TMNG brand

The Company plans to continue building and communicating the TMNG brand, further positioning the Company as the consultancy of choice for the global communications industry. Direct marketing efforts and other marketing initiatives are underway to continue building awareness of TMNG and communicating our key strengths, including our uniquely high level of experienced consultants, our focus on the global communication industry, our end-to-end solution and our commitment to bringing clients a positive return on their investment. Each of the acquisitions by the Company are also being rebranded under the TMNG label.

- Focused and effective retention and recruitment

TMNG plans to further enhance its business model to accommodate the anticipated types of consulting services as a result of revolutionary change occurring within the communications sector. One key element of the business model includes attracting and retaining high quality, experienced consultants. In the current economic environment, the Company's two primary challenges in the recruitment of new consulting personnel are the ability to recruit talented personnel into a market that is significantly depressed and the ability to execute such recruitment with an appropriate compensation arrangement.

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

- Maintaining a global presence

The Company plans to maintain presence globally to deliver services and solution capabilities to client companies located around the world. Especially in Western Europe, we believe the competitive market expertise of TMNG's U.S. consultants can be a key factor for foreign companies facing the business issues associated with deregulation and competition.

- Building a comprehensive wireless offering

TMNG has completed engagements with wireless clients in the U.S., Europe, Latin America, Asia and the Middle East. Our services have included business and strategic planning, product development, customer acquisition and retention, business and operations process design and reengineering, revenue and cost management and network planning.

TMNG in association with our strategic partner, inCode Telecom Group, has developed a technology laboratory to enable advances in wireless technology. The Wireless Technology Lab (WTL), located in La Jolla, California, is a center for testing and demonstrating advanced wireless equipment and software. It also serves as a neutral location for application development. The WTL is the first independent facility to provide a vendor and technology-neutral, real-world testing ground for next-generation wireless technologies. In 2003, the Company looks to the laboratory to assist in the creation of service offerings to the wireless marketplace.

- Leveraging knowledge and skills to new opportunities

The Company is expanding its service offerings and is providing communications consulting expertise to new and growing organizations with increasing demand. In 2002, the Company obtained a Government Services Authorization (GSA) which enables the Company to provide consulting services to the Federal government. The Company has recruited personnel with expertise in building a government consultancy and looks to develop and launch offerings to the Federal government in fiscal 2003. In addition, the Company has recruited executives with expertise and relationships serving the incumbent local exchange carrier (ILEC) market in 2002 and is building presence and market share in that industry segment of communications service providers.

SERVICES

TMNG provides a full range of strategic, marketing, operations and technology consulting services to the communications industry. Services provided include:

- Strategy and Business Case Development

TMNG provides comprehensive strategic analysis to service providers, equipment manufacturers and financial investors in the communications industry. Our approach combines rigorous qualitative and quantitative analyses with our detailed understanding of industry trends, technologies, and developments. We provide clients with specific solutions to their key strategic issues relating to their existing business as well as new product and service opportunities. TMNG's services include business case development, data and content strategies, marketing spending optimization, service and brand diversification, enterprise and small business strategies, technology commercialization and operational strategies.

- Product Development and Management

TMNG offers global communications service providers the benefit of its hands-on experience developing and launching new products and services for some of today's industry leaders. Our product development approach includes market assessments, product/service definition, business requirements definition, project management, testing and release. TMNG also helps communication clients by evaluating the profitability of existing product and service offerings to identify opportunities to consolidate, de-emphasize or decommission offerings to improve clients' overall profitability.

- Customer Acquisition and Retention

TMNG has developed and implemented acquisition and retention strategies for clients in the communications industry. TMNG's consultants are skilled in the areas of target market segmentation, campaign management and sales-process management. Our strategies take into account the needs and preferences of the target market and include a mix of marketing communications, partner programs, e-marketing, direct sales, telemarketing, direct response and loyalty and retention programs.

- Revenue and Cost Management

TMNG is dedicated to helping clients uncover and recover missed opportunities at every stage along the revenue life cycle and reduce the costs associated with managing business functions. TMNG's approach to revenue and cost management centers around operational assessment, process improvement, organizational restructuring, and continuous improvement. Our consultants utilize their industry expertise and our proprietary TMNG QBC(R) (Quality Business Controls) toolset to deliver quantifiable benefits to our clients.

- Business and Operations Process Redesign and Reengineering

TMNG provides clients with efficient, integrated business and operational processes, supporting technology systems and web-centric interfaces across all OSS/BSS applications. We take clients from the point of customer acquisition to provisioning all the way through to billing, collections and accounts-receivable management--to cash and profits in the bank. TMNG process redesign and reengineering expertise is put to use not only for our clients, but in our Wireless Technology Lab where we're working with our partners to develop and test leading edge wireless applications.

- Corporate Investment Services

The Company provides a wide range of corporate investment services to investment/private equity firms in connection with investments and mergers and acquisitions in the communications industry. Services include evaluation of management teams and business plans, identification of strengths and weakness of the company, and analyses of the company's financial models, systems, products and operational and business processes. Post-investment support is also provided to help customers in the optimization of their investment. The Company's Operational Performance Appraisal (OPA(TM)) features an assessment of communications companies' revenue assurance, network inventory, network operations, order management and provisioning, disaster recovery planning and e-commerce operations and products. The appraisal seeks to help companies optimize asset utilization, including network assets and inventory. In addition, OPA seeks to maximize revenue and minimize associated costs and determine if the provider's customers are being served effectively.

COMPETITION

The market for communications consulting services is highly fragmented and changing rapidly. TMNG faces competition from major business and strategy consulting firms, large systems integration and major global outsourcing firms, offshore development firms from the Asian markets, equipment and software firms that have added service offerings, and customers' internal resources. Recently, there has been a significant increase in demand for firms that can bundle business process outsourcing (BPO) with systems and technical integration. Many of these competitors are large organizations that provide a broad range of services to companies in many industries, including the communications industry. Many of these competitors have significantly greater financial, technical and marketing resources and greater name recognition than TMNG. TMNG believes it has a competitive advantage due to its single focus on the communications industry, and the comprehensive offerings it provides to its customers. TMNG also believes the complementary experience and expertise of its professionals represents a competitive advantage. TMNG's consulting team is comprised of senior professionals recruited from prestigious university campuses complemented by teams of consultants from the communications industry averaging 15 years of experience.

The Company has faced, and expects to continue to face, additional competition from new entrants into the communications consulting markets. The Company has also experienced increased price competition, particularly from large Asian firms providing technical support and outsourcing and other large firms that have the financial resources to aggressively price engagements that they have a particular interest in obtaining. Increased competition could result in further price reductions, fewer client projects, underutilization of consultants, reduced operating margins, and loss of market share.

With the communications industry experiencing significant economic challenge, contraction and consolidation, we believe our principal competitive factor is our continual focus on the communications industry and the ability to develop and provision solutions that enhance client revenue and asset utilization and provide return on investment. In a down economic environment, our biggest competitor is the customer's internal resources. As a result, the most significant competitive advantage becomes long-lived relationships with key client executives that have developed over time from consistency in responsiveness to their needs, quality and reliability of consultants and deliverables, and an appropriate price/value formula.

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

As of December 28, 2002, TMNG utilized approximately 227 consultants. Of these, 125 were employee consultants and approximately 102 were working on engagements for TMNG as independent subject matter experts. In addition to the consultants, TMNG has an administrative staff of approximately 32 employees in the accounting and finance, marketing, recruiting, information technology, human resources and administrative areas.

BUSINESS SEGMENTS

Based on an analysis of the criteria in SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information" the Company has concluded it has five operating segments, of which four are aggregated in one reportable segment, the Management Consulting Services segment, and the remaining segment in All Other. Management Consulting Services include business strategy and planning, product/service definition and launch, customer acquisition and retention, business model transformation, and technical and process modeling for BSS and OSS environments. All Other consists of computer hardware commissions and rebates received in connection with the procurement of hardware for third parties. The accounting policies for the segments are documented in the summary of significant accounting policies under Item 8, Footnote 1 "Organization and Summary of Significant Accounting Policies." Management evaluates segment performance based upon Income (Loss) from Operations, excluding equity related charges, goodwill and intangibles amortization, and goodwill impairment. Management also evaluates trade accounts receivable as part of its overall assessment of the segments' performance. There are no intersegment sales. Revenues from external customers, a measurement of profit or loss and total assets for each segment are disclosed in Item 8, Notes to Consolidated Financial Statements, Footnote 5 "Major Customers, Business Segments and Significant Group Concentrations of Credit Risk."

MAJOR CUSTOMERS

As of December 28, 2002, TMNG has provided services to approximately 600 domestic and international customers, primarily communication service providers and large technology and applications firms ("TMNG Partners") serving the communications industry. The Company depends on a small number of key customers for a significant portion of revenues. For fiscal year 2002, revenues from Verizon Communications, Inc. and AT&T Corporation each accounted for more than 10 percent of revenues, and in the aggregate accounted for more than 29.6% of revenues. Also during fiscal year 2002, our top ten customers accounted for approximately 67.0% of total revenue. TMNG generally provides discounted pricing for large projects on fixed commitments with long-term customers. Because TMNG's clients typically engage services on a project basis, their needs for services vary substantially from period to period. TMNG continues to concentrate on large wireline and wireless global communications companies headquartered principally in North America and Western Europe and seeks to offer broad and diversified services to these customers. The Company anticipates that operating results will continue to depend on volume services to a relatively small number of communication service providers and technology vendors. The Company anticipates increased market demand for bundled business process and technical outsourcing which the Company and its TMNG Partners have formalized agreements to provide. In addition, the Company provides marketing consulting across multiple business verticals, primarily on the East Coast of the United States. TMNG Technologies operates as a value-added reseller of hardware technology to both communications and non-communications related clientele.

INTELLECTUAL PROPERTY

TMNG's success is dependent, in part, upon proprietary processes and methodologies, and the Company relies upon a combination of copyright, trade secret, and trademark law to protect intellectual property. Additionally, employees and consultants are required to sign non-disclosure agreements to assist the Company in protecting its intellectual property. The Company has obtained federal registration for fourteen trademarks and one copyright in the United States and has filed applications to register six other marks in the United States. It is possible that third parties may challenge TMNG trademark applications.

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

WEBSITE ACCESS TO EXCHANGE ACT REPORTS

Our Internet website address is www.tmng.com. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC.

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

WE FOCUS ALMOST EXCLUSIVELY ON SERVING THE COMMUNICATIONS INDUSTRY, WHICH CONTINUES TO EXPERIENCE DECLINING RESULTS OF OPERATIONS, BANKRUPTCIES, FUTURE UNCERTAINTIES AND A REDUCTION IN THE AVAILABILITY OF INVESTMENT CAPITAL. ADVERSE INDUSTRY CONDITIONS HAVE RESULTED IN DECLINING DEMAND FOR OUR SERVICES, DECLINING REVENUES, LOSSES FROM OPERATIONS AND A DECLINE IN OUR STOCK PRICE, AND COULD CONTINUE TO HARM OUR BUSINESS. IF CONDITIONS IN THE COMMUNICATIONS INDUSTRY DO NOT IMPROVE IN THE NEAR FUTURE, OUR FINANCIAL POSITION MAY CONTINUE TO BE DIMINISHED, OUR LIQUIDITY MAY BECOME IMPAIRED AND FUNDING FROM THE CAPITAL MARKETS MAY NOT BE AVAILABLE

We have derived almost all of our revenues from consulting engagements within the communications industry. Much of our past growth arose from business opportunities presented by industry trends that included deregulation, increased competition, technological advances, the growth of e-business and the convergence of service offerings.

However, beginning in late 2000 and continuing throughout 2001 and into 2002, many communications companies, including carriers, equipment manufacturers and other industry participants have reported declining results of operations and liquidity, and there have been numerous bankruptcy filings. These events resulted in a substantial decline in our revenues and the incurrence of net losses through the fourth quarter of 2002. Our future operating results could continue to be affected by continuing declines in results of operations and continuing financial difficulties among communications companies. In addition to continuing decreases in demand for our services, future client financial difficulties and/or bankruptcies could require us to write-off receivables that are in excess of our bad debt reserves, which would harm our results of operations in future fiscal periods. Client bankruptcies could also create an at-risk situation on balances for professional services collected near the bankruptcy filing date. In addition, the worsening conditions in the communications sector could cause companies to delay new product and new business initiatives and to seek to control expenses by reducing use of outside consultants. Additionally, the communications industry is in a period of consolidation, which could reduce our client base, eliminate future opportunities or create conflicts of interest among clients. As a result, current industry conditions may continue to harm our business, financial condition, results of operations, liquidity and ability to make acquisitions and raise investment capital.

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

Our services are often sold under short-term engagements and most clients can reduce or cancel their contracts with little or no penalty or notice. Our operating results may suffer if we are unable to rapidly re-deploy consultants if a client defers, modifies or cancels a project. Consequently, you should not predict or anticipate our future revenue based on the number or type of clients we have or the number and scope of our existing engagements.

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

Additionally, fixed and contingent fee contracts entail subjective judgments and estimates about revenue recognition and are subject to uncertainties and contingencies. For a more complete discussion of the Company's accounting for revenue recognition, see "Critical Accounting Policies" included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ANY CONTINUING DECREASE IN CURRENT AND PROJECTED REVENUES MAY RESULT IN ADDITIONAL ASSET IMPAIRMENTS AND NEGATIVELY IMPACT INCOME FROM OPERATIONS

As part of our business strategy we have made and may continue to make acquisitions. As a result, goodwill and intangible assets constitute an increasing amount of the assets reported on our balance sheet. The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards ("SFAS") No. 142 "Accounting for Goodwill and Intangible Assets." SFAS No. 142 requires an annual evaluation of goodwill to determine if an impairment of goodwill has occurred. The evaluation involves calculating enterprise fair value, which may be based on a number of analyses, including a discounted cash flow projection of future financial results. Estimated fair values are then compared to the total recorded book value to determine if an impairment of goodwill is deemed to have occurred. If an impairment of goodwill is deemed to have occurred, this would negatively affect our consolidated results of operations. The Company recorded a charge of $1.9 million related to an impairment of goodwill in the first quarter of 2002 in connection with the initial adoption of the Statement, and subsequently recorded a charge of approximately $25.2 million in the fourth quarter of 2002 in connection with the annual test required by the Statement. If we are not able to achieve projected future operating performance and related cash flows, these intangible assets may become further impaired, and the resulting asset impairment would be charged to operating income.

WE HAVE GENERATED SIGNIFICANT DEFERRED INCOME TAX ASSETS AND IF WE ARE NOT ABLE TO GENERATE SUFFICIENT TAXABLE INCOME IN FUTURE PERIODS, WE MAY NOT BE ABLE TO REALIZE THE INCOME TAX BENEFITS RELATED TO THOSE ASSETS

We have generated substantial deferred tax assets primarily from the accelerated financial statement write-off of goodwill and the charge to compensation expense taken related to stock options. For the Company to realize the income tax benefit of these assets, it must generate sufficient taxable income in future periods when such deductions are allowed for income tax purposes. If the Company is unable to generate sufficient taxable income in future periods, these income tax assets would become impaired and the impairment charged against net income.

WE HAVE MADE SEVERAL ACQUISITIONS AND MAY CONTINUE TO MAKE ACQUISITIONS, WHICH ENTAIL RISKS THAT COULD HARM OUR FINANCIAL PERFORMANCE OR STOCK PRICE, AND MAY BE DILUTIVE TO EXISTING SHAREHOLDERS

As part of our business strategy, we have made and may continue to make acquisitions. Any future acquisition would be accompanied by the risks commonly encountered in acquisitions. These risks include:

- the difficulty associated with assimilating the personnel and operations of acquired companies;

- the potential disruption of our existing business;

- further reductions in our cash reserves;

- adverse effects on our financial statements, including one-time write-offs and assumption of liabilities of acquired businesses; and

- paying too much for an acquired company.

If we make acquisitions and any of these problems materialize, these acquisitions could negatively affect our operations, profitability and financial condition.

WE HAVE REDUCED CONSULTANT HEADCOUNT DURING THE PAST FISCAL YEAR, AND THE TERMINATION OF CONSULTANTS COULD RESULT IN A DIMINISHMENT OF CONSULTATIVE OFFERINGS AVAILABLE TO CUSTOMERS

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

The market for consulting services to communications companies is intensely competitive, highly fragmented and subject to rapid change. Competitors include strategy and management consulting firms and major global outsourcing firms like International Business Machines Corporation (IBM), Electronic Data Systems Corporation (EDS) and Computer Sciences Corporation (CSC), which have become more significant competitors recently due to the outsource of certain business support system (BSS) and operating support system (OSS) operations, and large technical firms from the Asian markets, like Infosys Technologies, Ltd. that provide significant cost advantage. Some of these competitors have also formed strategic alliances with communications and technology companies serving the industry. We also compete with internal resources of our clients. Although non-exhaustive, a partial list of our competitors includes:

- Accenture;

- Booz-Allen & Hamilton;

- Cap Gemini Ernst & Young;

- IBM;

- Infosys Technologies, Ltd.; and

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

IF WE ARE NOT ABLE TO EFFECTIVELY RECRUIT AND RETAIN MANAGEMENT AND

CONSULTING PERSONNEL THAT PROVIDE THE COMPANY WITH NEW TALENT SETS ENABLING THE IMPLEMENTATION OF NEW STRATEGIC OFFERINGS IN A RAPIDLY CHANGING MARKET, THE COMPANY'S FINANCIAL PERFORMANCE MAY BE NEGATIVELY IMPACTED.

The Company may face two critical challenges in the recruitment of new management personnel. The first is the ability to recruit talented management personnel into a market that is significantly depressed, and the second is the ability to execute such recruitment with an appropriate compensation arrangement. If we are not able to effectively recruit within the construct of these two challenges, the financial performance of the Company may be negatively affected.

We must attract new consultants to implement strategic plans. The number of potential consultants that meet our hiring criteria is relatively small, and there is significant competition for these consultants from direct competitors and others in the communications industry. Competition for these consultants may result in significant increases in our costs to attract and retain the consultants, which could reduce our margins and profitability. In addition, we will need to attract consultants in international locations, principally Europe, to support our international strategic plans. We have limited experience in recruiting internationally, and we may not be able to do so. Any inability to recruit new consultants or retain existing consultants could impair our ability to service existing engagements or undertake new engagements. If we are unable to attract and retain quality consultants, revenues and profitability would decline.

IF INTERNATIONAL BUSINESS VOLUMES WOULD INCREASE, WE MAY BE EXPOSED TO A NUMBER OF BUSINESS AND ECONOMIC RISKS, WHICH COULD RESULT IN INCREASED EXPENSES AND DECLINING PROFITABILITY

If TMNG's international business volume increases, business and economic risks it may face include:

- unfavorable foreign currency exchange;

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

- the impact of foreign laws, regulations, taxes and trade customs;

- taxation issues;

- operational issues such as longer customer payment cycles and greater difficulties in collecting accounts receivable;

- language and cultural differences;

- changes in foreign communications markets;

- increased cost of marketing and servicing international clients;

- general political and economic trends, including the potential impact of terrorist attack or international hostilities; and

- expropriations of assets, including bank accounts, intellectual property and physical assets by foreign governments.

In addition, we may not be able to successfully execute our business plan in foreign markets. If we are unable to achieve anticipated levels of revenues from international operations, our overall revenues and profitability may decline.

WE ARE DEPENDENT ON A LIMITED NUMBER OF KEY PERSONNEL, AND THE LOSS OF THESE INDIVIDUALS COULD HARM OUR COMPETITIVE POSITION AND FINANCIAL PERFORMANCE

Our business consists primarily of the delivery of professional services and, accordingly, our success depends upon the efforts, abilities, business generation capabilities and project execution of our executive officers and key consultants. Our success is also dependent upon the managerial, operational, marketing, and administrative skills of any executive officer, particularly Richard Nespola, our President and Chief Executive Officer. The loss of any executive officer or key consultant or group of consultants, or the failure of these individuals to generate business or otherwise perform at or above historical levels, could result in a loss of customers or revenues, and could therefore harm our financial performance.

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

IF WE FAIL TO DEVELOP LONG-TERM RELATIONSHIPS WITH OUR CUSTOMERS, OUR SUCCESS WOULD BE JEOPARDIZED

A substantial majority of our business is derived from repeat customers. Future success depends to a significant extent on our ability to develop long-term relationships with successful communications providers who will give new and repeat business. Inability to build long-term customer relations would result in declines in our revenues and profitability. This may increasingly be the case with any further consolidation or contraction in the industry.

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

- any further reduction in our revenues or profits during 2003 and future years; and

- continuing adverse market conditions in the communications industry and the economy as a whole.

In addition, the stock market itself experiences significant price and volume fluctuations. These fluctuations particularly affect the market prices of the securities of many high technology and communications companies. Our stock price tends to track the stock price of communications companies, which have declined substantially and may continue to do so. These broad market fluctuations could continue to harm the market price of our common stock. If the market price of our common stock continues to decline, the Company may risk being delisted from the NASDAQ National Stock market on which it trades. The recent decline in our overall market capitalization may also discourage analysts and investors from following the Company. Additionally, due to the limited float of the Company's common stock, investors may find their investment illiquid, and suffer losses.

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

PRINCIPAL STOCKHOLDERS, EXECUTIVE OFFICERS AND DIRECTORS HAVE SUBSTANTIAL CONTROL OVER OUR VOTING STOCK

Executive officers, directors and stockholders owning more than five percent of our outstanding common stock (and their affiliates) own a majority of our outstanding common stock. If all such persons acted together, they would have the ability to control all matters submitted to the stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets) and to control our management and affairs. Concentration of ownership of our common stock may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us. Our officers and directors have a fiduciary duty to act in the best interest of our shareholders.

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

WE MAY SEEK TO RAISE ADDITIONAL FUNDS, AND ADDITIONAL FUNDING MAY BE DILUTIVE TO STOCKHOLDERS OR IMPOSE OPERATIONAL RESTRICTIONS

Any additional equity financing, if available, may be dilutive to our stockholders and debt financing, if available, may involve restrictive covenants, which may limit our operating flexibility with respect to certain business matters. If additional funds are raised through the issuance of equity securities, our stockholders may experience dilution in the voting power or net book value per share of our stock, and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock.

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

WE MUST DOCUMENT AND MAINTAIN ADEQUATE SYSTEMS AND PROCEDURES TO COMPLY WITH RECENT LEGAL REFORMS

Recent legal reforms, including the Sarbanes-Oxley Act and related SEC rules, have created new responsibilities for public company officers and directors. Our ability to comply with these new laws and regulations will depend on our ability to document and maintain effective systems and procedures, but we cannot assure that our systems and procedures will always be adequate for this purpose.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

For information about foreign and domestic operations, see Item 8, Notes to Consolidated Financial Statements, Footnote 5 "Major Customers, Business Customers and Significant Concentrations of Group Credit Risk."

ITEM 2. PROPERTY

The Company's principal executive offices are located in a 4,305 square foot facility in Overland Park, Kansas. This facility houses the executive, corporate and administrative offices and is under a lease which expires in August 2005. In addition to the executive offices, the Company also leases an 8,175 square foot facility in Bethesda, Maryland for its TMNG Marketing and TMNG Technology subsidiaries, and a 21,710 square foot facility in Boston, Massachusetts acquired in the transaction with Cambridge Strategic Management Group, Inc.

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

In 2002 the Company received demands of approximately $1.2 million by the bankruptcy trustees of several former clients in connection with collected balances near the customers' respective bankruptcy filing dates. Although the Company does not believe it received any preference payments from these former clients and plans to vigorously defend its position, the Company has established reserves of $886,000 which it believes are adequate in the event of loss or settlement on such claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

TMNG's Common Stock is quoted on the Nasdaq National Market under the symbol TMNG. The high and low closing price per share for the Common Stock for the fiscal years ending December 28, 2002 and December 29, 2001 by quarter were as follows:

                                            High           Low
First quarter, fiscal year 2002            $ 7.00        $ 4.51
Second quarter, fiscal year 2002           $ 5.38        $ 1.90
Third quarter, fiscal year 2002            $ 2.12        $ 1.12
Fourth quarter fiscal year 2002            $ 2.08        $ 1.27

                                            High           Low
First quarter, fiscal year 2001            $14.19        $ 4.50
Second quarter, fiscal year 2001           $ 7.38        $ 3.10
Third quarter, fiscal year 2001            $ 6.97        $ 4.86
Fourth quarter, fiscal year 2001           $ 7.20        $ 5.65

The above information reflects inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

As of March 24, 2003 the closing price of our Common Stock was $1.25 per share. At such date, there were approximately 162 holders of record of the Company's Common Stock.

Holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available therefor. To date, TMNG has not paid any cash dividends on its Common Stock and does not expect to declare or pay any cash or other dividends in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

                                                                                                                  (c)
                                                                                                          NUMBER OF SECURITIES
                                                        (a)                                               REMAINING AVAILABLE
                                                     NUMBER OF                    (b)                     FOR FUTURE ISSUANCE
                                              SECURITIES TO BE ISSUED       WEIGHTED AVERAGE           UNDER EQUITY COMPENSATION
                                                 UPON EXERCISE OF          EXERCISE PRICE OF          PLANS (EXCLUDING SECURITIES
                                               OUTSTANDING OPTIONS        OUTSTANDING OPTIONS           REFLECTED IN COLUMN (a))
PLANS APPROVED BY SECURITY HOLDERS
- 1998 Equity Incentive Plan                         3,911,795                 $    7.47                        1,516,895

PLANS NOT APPROVED BY SECURITY HOLDERS
- 2000 Supplemental Stock Plan                       2,235,763                 $    4.63                        1,651,862

For an additional discussion of the Company's equity compensation plans, see
Item 8, Notes to Consolidated Financial Statements, Footnote 9 "Stock Option Plan and Stock Based Compensation."

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below have been derived from the Company's consolidated financial statements. The data presented below should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 8, Consolidated Financial Statements and the notes thereto and other financial information appearing elsewhere in this Annual Report on Form 10-K.

                                                                                      FISCAL YEAR ENDED
                                                           -------------------------------------------------------------------------
                                                           January 2,     January 1,   December 30,   December 29,    December 28,
                                                              1999           2000          2000           2001            2002
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

Revenues ............................................       $ 32,103       $ 50,322      $ 77,727       $ 54,832        $ 34,595
Cost of services:
  Direct cost of services ...........................         17,411         26,109        40,396         27,347          16,855
  Equity related charges ............................            239          2,780         5,519          2,322             721
                                                            --------       --------      --------       --------        --------
          Total cost of services ....................         17,650         28,889        45,915         29,669          17,576
                                                            --------       --------      --------       --------        --------
Gross profit ........................................         14,453         21,433        31,812         25,163          17,019

Operating expenses:
  Selling, general and administrative expenses ......          6,158          9,777        16,024         16,767          23,971
  Equity related charges ............................             22          1,998         1,564            843             353
  Goodwill and intangibles amortization .............                                         621          1,996           2,887
  Goodwill impairment                                                                                                     25,165
                                                            --------       --------      --------       --------        --------
          Total operating expenses ..................          6,180         11,775        18,209         19,606          52,376
                                                            --------       --------      --------       --------        --------
Income (loss) from operations .......................          8,273          9,658        13,603          5,557         (35,357)

Other income (expense):
  Interest income ...................................             18            277         3,327          2,433             996
  Interest expense ..................................         (2,054)        (1,998)                         (14)            (63)
  Other, net ........................................             88            (68)         (152)            (8)             26
                                                            --------       --------      --------       --------        --------
          Total other income (expense) ..............         (1,948)        (1,789)        3,175          2,411             959
Income (loss) before income tax provision (benefit),
  extraordinary item and cumulative effect of a change
  in accounting principle ...........................          6,325          7,869        16,778          7,968         (34,398)
Income tax (provision) benefit ......................         (3,282)        (3,208)       (6,711)        (2,360)         12,135
                                                            --------       --------      --------       --------        --------
Income (loss) before extraordinary item and
  cumulative effect of a change in accounting principle        3,043          4,661        10,067          5,608         (22,263)
Extraordinary item, net of taxes ....................                          (200)
Cumulative effect of a change in accounting principle,
  net of taxes                                                                                                            (1,140)
                                                            --------       --------      --------       --------        --------
Net income (loss)....................................       $  3,043       $  4,461      $ 10,067       $  5,608        $(23,403)
                                                            ========       ========      ========       ========        ========

Net income (loss) before extraordinary item and
  cumulative effect of a change in accounting principle
  per common share
  Basic .............................................       $   0.14       $   0.20      $   0.36       $   0.19        $(  0.68)
                                                            ========       ========      ========       ========        ========
  Diluted ...........................................       $   0.13       $   0.20      $   0.34       $   0.18        $(  0.68)
                                                            ========       ========      ========       ========        ========
Net income (loss) per common share
  Basic .............................................       $   0.14       $   0.19      $   0.36       $   0.19        $(  0.71)
                                                            ========       ========      ========       ========        ========
  Diluted ...........................................       $   0.13       $   0.19      $   0.34       $   0.18        $(  0.71)
                                                            ========       ========      ========       ========        ========
Weighted average common shares outstanding
  Basic .............................................         22,500         23,056        28,110         29,736          32,734
                                                            ========       ========      ========       ========        ========
  Diluted ...........................................         22,944         23,807        29,208         30,774          32,734
                                                            ========       ========      ========       ========        ========
Pro forma provision for income taxes ................       $ (2,530)
                                                            ========
Pro forma net income ................................       $  3,795
                                                            ========
S corporation distributions .........................       $  4,664
                                                            ========

                                                                    FISCAL YEAR ENDED
                                             ---------------------------------------------------------------
                                             January 2,  January 1,  December 30,  December 29,  December 28,
                                               1999        2000         2000          2001          2002
                                             ---------   ---------   -----------   -----------   -----------
CONSOLIDATED BALANCE SHEET DATA:

Net working capital .....................    $  6,025     $ 61,419     $ 89,148     $ 94,569      $ 63,478
Total assets ............................      11,006       67,382      119,429      129,042       125,459
Total debt (including current debt) .....      26,017                                    338           885
Total Stockholders' Equity (deficiency in
  assets) ...............................    $(18,271)    $ 63,437     $111,472     $123,992      $115,726

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

On September 5, 2001, the Company completed its acquisition of Tri-Com, a Maryland corporation. The acquisition resulted in a total purchase price of approximately $4.8 million consisting of $1.8 million cash and $3.0 million in TMNG stock. Additionally, TMNG incurred direct costs of approximately $180,000 related to the acquisition and recorded this amount as an increase to purchase price. In addition to the above-mentioned costs, TMNG recorded approximately $216,000 as an increase to purchase price in connection with the exchange of the Company's stock options for vested stock appreciation rights held by Tri-Com employees at the time of the acquisition.

On March 6, 2002, the Company completed its acquisition of CSMG, a Delaware corporation. The acquisition resulted in a total purchase price of approximately $46.5 million consisting of $33.0 million cash and $13.5 million in TMNG stock. Additionally, TMNG incurred direct costs of $2.3 million related to the acquisition and recorded this amount as an increase to purchase price.

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

OVERVIEW

TMNG reports its financial data where each quarter is 13 weeks and ends on a Saturday. As a result, the fiscal year end is the Saturday which is 13 weeks from the end of the third fiscal quarter. Fiscal years 2002 and 2001 therefore ended on December 28, 2002 and December 29, 2001, respectively. The words fiscal year refer to the fiscal year most closely coinciding with the related calendar year.

Revenues typically consist of consulting fees for professional services and related expense reimbursements. A significant percentage of our consulting services are contracted on either a time and materials basis, a time and materials basis not to exceed contract price, or a fixed cost basis. Contract revenues on contracts with a not to exceed contract price or a fixed cost contract are recorded under the percentage of completion method, utilizing estimates of project completion under both of these types of contracts. Larger fixed price contracts have recently begun to represent a more significant component of our revenue mix.

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

Cost of services consists primarily of client-related compensation for consultants who are employees and amortization of equity related non-cash charges incurred in connection with pre-initial public offering grants of equity securities primarily to consultants, as well as fees paid to independent subject matter expert organizations and related expense reimbursements. Employee compensation includes certain unbillable time, training, vacation time, benefits and payroll taxes. Annual gross margins have ranged from 40.9% to 49.2% during the period from 1998 to 2002. Margins are primarily impacted by the type of consulting services provided, the size of service contracts and negotiated volume discounts, changes in TMNG pricing policies and those of competitors, utilization rates of consultants and independent subject matter experts; and employee and independent subject matter expert costs associated with a competitive labor market.

Operating expenses include selling, general and administrative, equity related charges, goodwill and intangibles amortization, and goodwill impairment. Sales and marketing expenses consist primarily of personnel salaries, bonuses, and related costs for direct client sales efforts and marketing staff. The Company primarily uses a relationship sales model in which partners, principals and senior consultants generate revenues. In addition, sales and marketing expense includes costs associated with marketing collateral, product development, trade shows and advertising. General and administrative expenses consist mainly of accounting and recruiting personnel costs, insurance, rent, and outside professional services incurred in the normal course of business. The equity related charges relate to non-cash amortization charges incurred in connection principally with pre-initial public offering grants of equity securities primarily to principals and certain senior executives. Goodwill and intangibles amortization relates to amortization of identifiable intangible assets and goodwill amortization recorded prior to the adoption of SFAS No. 142 "Accounting for Goodwill and Intangible Assets" ("SFAS No. 142"). Goodwill impairment relates to the write-off of goodwill calculated in accordance with the provisions of SFAS No. 142.

CRITICAL ACCOUNTING POLICIES

The significant accounting policies of TMNG are summarized in Footnote 1 to the consolidated financial statements included in Item 8 of this report.

While the selection and application of any accounting policy may involve some level of subjective judgments and estimates, we believe the following accounting policies are the most critical to our consolidated financial statements, potentially involve the most subjective judgments in their selection and application, and are the most susceptible to uncertainties and changing conditions:

- Allowance for Doubtful Accounts

- Fair Value Accounting of Acquired Businesses

- Impairment of Goodwill and Other Intangible Assets

- Revenue Recognition

Allowance for Doubtful Accounts - Substantially all of our receivables are owed by companies in the communications industry, whose recent adverse conditions are described in Item 1, "Business." We typically bill customers for our services after all or a portion of the services have been performed and require customers to pay immediately. We attempt to control our credit risk by being diligent in credit approvals, limiting the amount of credit extended to customers and monitoring our customers' payment record and credit status as work is being performed for them.

We recorded bad debt expense in the amounts of $1,207,000, $812,000 and $1,004,000 for fiscal years 2002, 2001 and 2000, respectively, and our allowance for doubtful accounts totaled $471,000, $517,000 and $766,000 at the end of fiscal years 2002, 2001 and 2000, respectively. The calculation of these amounts is based on our judgment about the anticipated default rate on receivables owed to us as of the end of the reporting period. That judgment was based on our uncollected account experience in prior years and our ongoing evaluation of the credit status of our customers and the communications industry in general.

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

Fair Value of Acquired Businesses - TMNG has acquired three professional service organizations over the last three years. A significant component of the value of these acquired businesses has been allocated to intangible assets. The Financial Accounting Standards Board ("FASB") issued SFAS No. 141 which requires acquired businesses to be recorded at fair value by the acquiring entity. SFAS No. 141 also requires that intangible assets that meet the legal or separable criterion be separately recognized on the financial statements at their fair value, and provides guidance on the types of intangible assets subject to recognition. Determining the fair value for these specifically identified intangible assets involves significant professional judgment, estimates and projections related to the valuation to be applied to intangible assets like customer lists, employment agreements and tradenames. Specifically, the FASB issued EITF No. 02-17 "Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination" in 2002 which provided an expanded definition of how to value customer relationships and includes not only the current backlog of an acquired entity, but also the expectations of future revenues resulting from current customer relationships. In accordance with the provisions of EITF No. 02-17, management has made estimates and assumptions regarding projected future revenues resulting from the customer relationships acquired in our acquisitions. The subjective nature of management's assumptions adds an increased risk associated with estimates surrounding the projected performance of the acquired entity. Additionally, as the Company amortizes the intangible assets over time, the purchase accounting allocation directly impacts the amortization expense we record on our financial statements.

Impairment of Goodwill and Other Intangible Assets - Goodwill and other intangible assets arising from our acquisitions, as discussed above, are subjected to periodic review for impairment. SFAS No. 142 requires an annual evaluation at the reporting unit level of the fair value of goodwill and compares the calculated fair value of the reporting unit to its book value to determine whether an impairment has been deemed to occur. Any impairment charge would be based on the most recent estimates of the recoverability of the recorded goodwill and intangibles balances. If the remaining book value assigned to goodwill and other intangible assets acquired in an acquisition is higher than the amounts the Company currently would expect to realize based on updated financial and cash flow projections from the reporting unit, there is a requirement to write down these assets. The Company has recorded goodwill impairment charges in 2002 in accordance with the provisions of SFAS No. 142. For an additional discussion see Item 8, Notes to Consolidated Financial Statements, Footnote 3 "Goodwill and Other Intangibles."

Revenue Recognition - Historically, most of our consulting practice contracts have been on a time and material basis, in which customers are billed for time and materials expended in performing their contracts. We have recognized revenue from customer contracts in the period in which our services are performed.

As we continue to adapt to changes in the communications consulting industry, we have elected to enter into more fixed fee contracts in which revenue is based upon delivery of services or solutions, and contingent fee contracts, in which revenue is subject to achievement of savings or other agreed upon results, rather than time spent. Both of these types of contracts are typically more results-oriented and are subject to greater risk associated with revenue recognition and overall project profitability than traditional time and materials contracts. Due to the nature of fixed fee and contingent fee contracts, the amount and timing of revenue recognized may be subject to adjustment or deferral, and additional costs and effort as compared to what was originally planned may need to be expended to fulfill delivery requirements on such contracts, which could adversely affect our consolidated financial position, results of operations and liquidity.

RESULTS OF OPERATIONS

FISCAL 2002 COMPARED TO FISCAL 2001

                                    REVENUES

Revenues decreased 36.9% to $34.6 million for fiscal 2002 from $54.8 million for fiscal 2001. The decrease in revenues was due primarily to a reduction in management consulting demand by the communications and technology industry resulting primarily from adverse macroeconomic events in this sector during 2001 and 2002, including reductions in capital funding, business failures, and industry restructurings and reorganizations. The industry was also adversely affected in 2002 by a series of accounting scandals at several prominent telecommunications companies. Our international revenue base decreased to 7.3% of our revenues for fiscal 2002, down from 11.7% for fiscal 2001, due to the additional domestic revenue generated by our recently acquired subsidiaries, TMNG Strategy and TMNG Technologies, and the decline in services provided to international customers related to similar adverse macroeconomic events in those markets. TMNG Strategy revenues represented 32.3% of consolidated revenues during fiscal 2002. Non-consulting revenues recognized by TMNG Technologies represented 4.4% of consolidated revenues for fiscal 2002 compared to 1.1% of consolidated revenues for fiscal 2001, and related primarily to commissions received on hardware sales. Revenues recognized by the Company in connection with fixed price engagements totaled $11.9 million, and represented 34.4% of consolidated revenue during fiscal 2002.

                                COST OF SERVICES

Direct costs of services decreased 38.4% to $16.9 million for fiscal 2002 compared to $27.3 million for fiscal 2001. The decrease was attributable primarily to fewer consulting engagements and corresponding reductions in consulting personnel costs. As a percentage of revenues, our gross margin based on direct cost of services was 51.3% for fiscal 2002 compared to 50.1% for fiscal 2001. The increase in gross margin was primarily attributable to higher margins associated with the increase in strategy offerings provided during fiscal 2002 compared to the corresponding period in fiscal 2001.

Non-cash stock based compensation charges were $0.7 million and $2.3 million for fiscal years 2002 and 2001, respectively. The primary reasons for the net decrease in non-cash stock based compensation charges for fiscal year 2002 compared to fiscal year 2001 were the reduction in amortization expense recognized on a warrant in the amount of $1.1 million and the net reduction in amortization charges related to the pre-initial public offering grants of stock options in the amount of $0.5 million. Non-cash stock based compensation charges are recognized by the Company over a period of three or four years, based on an accelerated vesting schedule. Substantially all of the options giving rise to the equity related charges are in their respective third of fourth year of vesting, and therefore continue to have less impact on the Company's Statement of Operations and Comprehensive Income (Loss). The above warrant was fully amortized by the Company during the second quarter of fiscal year 2002. These net charges increased costs of services as a percentage of revenue by 2.1% and 4.2% for fiscal years 2002 and 2001, respectively.

                               OPERATING EXPENSES

In total, operating expenses increased to $52.4 million for fiscal year 2002, or 167.1% from $19.6 million for fiscal year 2001. This increase of $32.8 million can be allocated to primarily three cost categories. First, and largest, is $26.1 million of additional operating expenses in 2002 associated with the $25.2 million write-down of goodwill and $0.9 million of amortization of other identified intangibles associated with acquired business units. The write-down of goodwill was calculated in accordance with the provisions of SFAS No. 142 and reflected the unanticipated continued decline in the Company's current financial performance and projections of future operating results.

In addition, selling, general and administrative expenses increased by approximately $7.2 million in 2002 compared to 2001. Of this increase, $2.8 million was related to cost reduction initiatives and sizing of the Company, and $4.2 million was the result of absorbing the selling, general and administrative costs of TMNG Technology and TMNG Strategy. During the second half of 2002 the Company implemented a series of cost reductions to properly size selling, general and administrative costs to revenue generation, and believes these initiatives will better position the selling, general and administrative cost structure in future periods. Management continues to examine cost-reduction measures to enhance the Company's profitability and manage operating expenses to better align them with the size of the Company.

Non-cash stock based compensation charges of $0.4 million and $0.8 million for fiscal year 2002 and fiscal year 2001, respectively, were recorded in connection with stock options granted to our partners, principals and certain senior executives and non-employee directors. The net $0.4 million decrease in non-cash stock based compensation charges for fiscal year 2002 compared to fiscal year 2001 was a result of the reduction in the amortization of the deferred compensation charges recorded in connection with pre-initial public offering grants of non-qualified stock options based on the accelerated vesting schedule discussed above in "Cost of Services." These charges increased operating expenses as a percentage of revenue by 1.0% and 1.5% for fiscal years 2002 and 2001, respectively.

                            OTHER INCOME AND EXPENSES

Interest income was $1.0 million and $2.4 million for fiscal years 2002 and 2001, respectively, and represented interest earned on invested balances. Interest income decreased during fiscal year 2002 due to lower invested balances resulting from a reduction in cash reserves and lower interest rate returns from fiscal year 2001 to fiscal year 2002. We invest in short-term, high-grade investment instruments as part of our overall investment policy.

                                  INCOME TAXES

In general, the Company records an income tax provision (benefit) at a blended Federal and state statutory income tax rate of 40.3%. Income tax provision (benefit) for fiscal 2002 and 2001 as a percentage of pretax income (loss) was a benefit of 35.3% in fiscal 2002 and a provision of 29.6% in fiscal 2001. The primary reason for the variance between the effective and statutory income tax rates in 2002 relate to a portion of the reported goodwill impairment losses not deductible for income tax purposes. The primary reason for the variance in 2001 was the earnings reported on short-term investments in Federally tax-exempt income securities not taxable for Federal income tax purposes.

                    CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE

A cumulative change in accounting principle in the amount of $1.9 million was recorded during fiscal year 2002 in connection with the Company's estimate of goodwill impairment. The impairment was calculated in accordance with the provisions of SFAS No. 142 "Accounting for Goodwill and Intangible Assets" and has been reported on the Company's Statement of Operations and Comprehensive Income (Loss), net of tax benefit, in the amount of $1.1 million.

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

FISCAL 2000 COMPARED TO FISCAL 1999

                                    REVENUES

Revenues increased 54.5% to $77.7 million for fiscal year 2000 from $50.3 million for fiscal year 1999. The increase in revenues was due primarily to an increase in consulting services performed for our new and existing clients during the period, and increased billing rates of our consultants. Additionally, international revenue increased 30.9% to $18.2 million for fiscal year 2000 from $13.9 million for fiscal year 1999, primarily due to an increase in European business. Additionally, revenues increased due to the purchase of The Weathersby Group, Inc., an acquisition that closed on September 5,2000. This acquisition was accounted for as a purchase, so TWG's revenues for the period from the closing through the end of the year are included in TMNG's consolidated revenues.

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

SUMMARY OF QUARTERLY RESULTS OF OPERATIONS -- UNAUDITED

                                                                          QUARTER ENDED
                                                      ----------------------------------------------------
                                                      MARCH 31,     JUNE 30,    SEPTEMBER 29,  DECEMBER 29,
                                                        2001         2001           2001           2001
                                                      --------      -------     -------------  -----------
Revenues .......................................      $ 18,334      $ 13,691      $ 12,231       $ 10,576
                                                      ========      ========      ========       ========
Gross profit ...................................      $  8,377      $  6,092      $  5,826       $  4,869
                                                      ========      ========      ========       ========
Net income .....................................      $  2,337      $  1,428      $  1,131       $    713
                                                      ========      ========      ========       ========
Basic net income per common share ..............      $    .08      $    .05      $    .04       $    .02
                                                      ========      ========      ========       ========
Diluted net income per common share ............      $    .08      $    .05      $    .04       $    .02
                                                      ========      ========      ========       ========

                                                                          QUARTER ENDED
                                                      ----------------------------------------------------
                                                      MARCH 30,      JUNE 29,   SEPTEMBER 28,  DECEMBER 28,
                                                        2002           2002        2002           2002
                                                      --------      --------    -------------  -----------
Revenues .......................................      $  7,268      $  9,927      $  8,756       $  8,644
                                                      ========      ========      ========       ========
Gross profit ...................................      $  3,099      $  5,486      $  4,274       $  4,160
                                                      ========      ========      ========       ========
Loss before cumulative effect of a change in
 accounting principle                                 $ (1,665)     $ (1,822)     $   (648)      $(18,128)
                                                      ========      ========      ========       ========
Net loss........................................      $ (2,805)     $ (1,822)     $   (648)      $(18,128)
                                                      ========      ========      ========       ========
Basic and diluted loss before cumulative
 effect of a change in accounting principle per
 common share                                         $   (.05)     $   (.05)     $   (.02)      $   (.54)
                                                      ========      ========      ========       ========
Basic and diluted net loss per common share ....      $   (.09)     $   (.05)     $   (.02)      $   (.54)
                                                      ========      ========      ========       ========

For the period ended March 30, 2002, net loss and basic and diluted net loss per common share differ from the amounts previously reported by the Company on Form 10-Q as filed with the Securities and Exchange Commission on May 13, 2002. The Company had previously reported a net loss of $1,665 and a basic and diluted net loss per common share of $0.05 for the thirteen weeks ended March 30, 2002, compared to the net loss of $2,805 and basic and diluted net loss per common share of $0.09 as shown above for the same period. The additional loss was attributable to the Company's completion of the goodwill impairment test required under SFAS No. 142 "Accounting for Goodwill and Intangible Assets" during the second quarter of 2002. In accordance with the provisions of SFAS 142, the goodwill impairment loss was reported as a cumulative effect of a change in accounting principle and retroactively recognized in the first quarter of fiscal year 2002.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $7,000, $20.9 million and $10.0 million for fiscal years 2002, 2001 and 2000, respectively. Cash provided by operating activities for fiscal year 2002 was due primarily to the reduction of accounts receivable balances, reflecting more focused billing and collection activities, offset by operating losses in fiscal year 2002.

Net cash used in investing activities was $32.8 million, $5.6 million and $12.3 million for fiscal years 2002, 2001 and 2000, respectively. Cash used for acquisitions was $32.5 million, $4.7 million and $11.6 million in fiscal years 2002, 2001 and 2000, respectively, and relates to the Cambridge Strategic Management Group, Inc., Tri-Com Computer Services, Inc. and The Weathersby Group, Inc. acquisitions, respectively. Capital expenditures of $0.3 million, $0.7 million and $0.7 million, respectively, relate to the capitalization of leasehold improvements, computer equipment and software by the Company. Additionally, during fiscal 2002 the Company provided lines of credit to two executive officers of TMNG, Inc., of which $0.3 million was outstanding as of December 28, 2002. The maximum available borrowings under the loan agreements between the two officers and the Company are $1.1 million in total. These lines of credit were provided prior to the passage of the Sarbanes-Oxley Act (which prohibits any such loans made after July 30, 2002) and were in consideration of the waiver of salary by those officers in late 2001.

Net cash provided by financing activities was $0.12 million, $0.51 million and $21.4 million fiscal years 2002, 2001 and 2000, respectively. Cash provided in fiscal years 2002 and 2001 related to proceeds from the exercise of employee stock options as well as common stock issued by the Company as part of its employee stock purchase program. Net proceeds from the Company's secondary public offering were $20.9 million in fiscal year 2000.

As of December 28, 2002, the Company has the following contractual obligations and commercial commitments by year (amounts in millions):

                                                                        Later
                                                                        Years
                                                                       Through
                           2003    2004     2005     2006     2007       2011      Total
                           ----    ----     ----     ----     ----     -------     -----
Capital leases             $0.4    $0.3     $0.2                                   $ 0.9
Operating leases            2.1     1.8      1.6     $1.5     $1.5       $5.4       13.9
                           ----    ----     ----     ----     ----       ----      -----
Total                      $2.5    $2.1     $1.8     $1.5     $1.6       $5.4      $14.8
                           ====    ====     ====     ====     ====       ====      =====

At December 28, 2002, TMNG had approximately $53.8 million in cash and cash equivalents. TMNG believes it has sufficient cash to meet anticipated cash requirements, including anticipated capital expenditures, consideration for possible acquisitions, and any continuing operating losses, for at least the next 12 months. The Company has established a flexible model that provides a lower fixed cost structure than most consulting firms, enabling TMNG to scale operating cost structures more quickly based on market conditions. Although the Company is well-positioned because of its cash reserves to weather continuing adverse conditions in the communications industry for a period of time, if the industry and demand for consulting services do not rebound in the foreseeable future and we begin to experience negative cash flow, we could experience liquidity challenges.

TRANSACTIONS WITH RELATED PARTIES

During fiscal year 2000, four members of the TMNG board of directors were also directors of customers with which TMNG did business. The Company earned revenues from these customers of approximately $16.1 million during fiscal year 2000. During fiscal year 2001 a member of the TMNG board of directors was also a director of a customer for which TMNG did business, and the Company also performed services for one customer in which one member of the TMNG board of directors owns a partial equity interest. Revenues earned from these customers during fiscal year 2001 were approximately $2.3 million. During fiscal year 2002, one member of the TMNG board of directors was also director of a customer with which TMNG did business. Revenues earned from the customer during 2002 totaled approximately $308,000. No receivables were outstanding by the above customers as of December 29, 2001 and December 28, 2002, respectively.

During fiscal years 2000, 2001 and 2002, TMNG made payments of approximately $432,000, $70,000 and $190,000 to two legal firms in which two members of the TMNG board of directors own equity interests. Such payments were for legal services rendered in connection with the Company's equity offerings and for other matters arising in the normal course of business. The costs associated with the equity offerings were classified as a component of additional paid-in capital, and the costs associated with business matters arising in the normal course of business were classified as selling, general and administrative in the consolidated statements of income and comprehensive income.

Mr. Nespola is indebted to the Company in the amount of $300,000 as of the end of 2002, pursuant to a line of credit extended by the Company. The credit line bears interest at the Applicable Federal Rate and matures in 2011, at which time all principal and interest will be due and payable. A total of $600,000 and $450,000 are available for borrowing under credit lines to Mr. Nespola and Mr. Woo, respectively. As of the end of 2002, Mr. Woo did not have any borrowings against his line of credit. The credit lines pre-date the passage of the Sarbanes-Oxley Act.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS OF

The Management Network Group, Inc.
Overland Park, Kansas

We have audited the accompanying consolidated balance sheets of The Management Network Group, Inc. and subsidiaries (the "Companies") as of December 28, 2002 and December 29, 2001 and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for the fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Companies as of December 28, 2002 and December 29, 2001, and the results of their operations and their cash flows for the fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 3 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets with the adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets", in 2002.

                            /s/ DELOITTE & TOUCHE LLP

                            Kansas City, Missouri

                            March 10, 2003

                       THE MANAGEMENT NETWORK GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                            DECEMBER 29,     DECEMBER 28,
                                                                                2001             2002
                                                                            ------------     ------------
CURRENT ASSETS:
 Cash and cash equivalents ..........................................        $  86,396        $  53,786
 Receivables:
    Accounts receivable .............................................            8,518            5,597
    Accounts receivable -- unbilled .................................            2,962            4,232
                                                                             ---------        ---------
                                                                                11,480            9,829
    Less: Allowance for doubtful accounts ...........................             (517)            (471)
                                                                             ---------        ---------
                                                                                10,963            9,358
    Refundable income taxes                                                                       4,277
    Prepaid and other assets ........................................            2,071            2,217
                                                                             ---------        ---------
         Total current assets .......................................           99,430           69,638
                                                                             ---------        ---------
Property and Equipment, net .........................................            1,686            2,285
Goodwill.............................................................           22,147           31,308
Customer relationships, net .........................................            1,191            5,092
Identifiable intangible assets, net                                                               2,362
Deferred tax asset ..................................................            4,080           14,272
Other assets ........................................................              508              502
                                                                             ---------        ---------
Total Assets ........................................................        $ 129,042        $ 125,459
                                                                             =========        =========
CURRENT LIABILITIES:
 Trade accounts payable .............................................        $     210        $   1,170
 Accrued payroll, bonuses and related expenses ......................            1,393            2,105
 Other accrued liabilities ..........................................            3,258            1,964
 Unfavorable and capital lease obligations                                                          921
                                                                             ---------        ---------
         Total current liabilities ..................................            4,861            6,160
                                                                             ---------        ---------
Unfavorable and capital lease obligations ...........................              189            3,573

STOCKHOLDERS' EQUITY;
 Common stock:
    Voting -- $.001 par value, 100,000,000 shares authorized;
    30,204,919 shares issued and outstanding on
    December 29, 2001, 33,347,228 shares issued and
    outstanding on December 28, 2002 ................................               30               33
 Preferred stock -- $.001 par value, 10,000,000 shares
    authorized; no shares issued or outstanding
 Additional paid-in capital .........................................          141,451          155,509
 Accumulated deficit ................................................          (16,463)         (39,866)
 Accumulated other comprehensive income --
  Foreign currency translation adjustment ...........................               17              113
 Unearned compensation ..............................................           (1,043)             (63)
                                                                             ---------        ---------
         Total stockholders' equity .................................          123,992          115,726
                                                                             ---------        ---------
Total Liabilities and Stockholders' Equity ..........................        $ 129,042        $ 125,459
                                                                             =========        =========

 See notes to consolidated financial statements.

                       THE MANAGEMENT NETWORK GROUP, INC.

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         FISCAL YEAR ENDED
                                                             ------------------------------------------
                                                             DECEMBER 30,  DECEMBER 29,    DECEMBER 28,
                                                                 2000          2001            2002
                                                             -----------   -----------     -----------
Revenues.................................................      $ 77,727       $ 54,832       $ 34,595
Cost of services:
 Direct cost of services.................................        40,396         27,347         16,855
 Equity related charges .................................         5,519          2,322            721
                                                               --------       --------       --------
         Total cost of services .........................        45,915         29,669         17,576
                                                               --------       --------       --------
Gross profit.............................................        31,812         25,163         17,019
Operating expenses:
 Selling, general and administrative.....................        16,024         16,767         23,971
 Equity related charges .................................         1,564            843            353
 Goodwill and intangibles amortization ..................           621          1,996          2,887
 Goodwill impairment                                                                           25,165
                                                               --------       --------       --------
         Total operating expenses .......................        18,209         19,606         52,376
                                                               --------       --------       --------
Income (loss) from operations ...........................        13,603          5,557        (35,357)
Other income:
 Interest income ........................................         3,327          2,433            996
 Interest expense .......................................                          (14)           (63)
 Other, net .............................................          (152)            (8)            26
                                                               --------       --------       --------
         Total other income..............................         3,175          2,411            959
                                                               --------       --------       --------
Income (loss) before income tax (provision) benefit
 and cumulative effect of a change in accounting
 principle ..............................................        16,778          7,968        (34,398)
Income tax (provision) benefit ..........................        (6,711)        (2,360)        12,135
                                                               --------       --------       --------
Income (loss) before cumulative effect of a change
 in accounting principle.................................        10,067          5,608        (22,263)
Cumulative effect of a change in accounting principle -
 goodwill impairment, net of tax benefit of $760                                               (1,140)
                                                               --------       --------       --------
Net income (loss) .......................................        10,067          5,608        (23,403)
Other comprehensive income (loss) --
 Foreign currency translation adjustment.................            37            (18)            96
                                                               --------       --------       --------
Comprehensive income (loss) .............................      $ 10,104       $  5,590       $(23,307)
                                                               ========       ========       ========
Income (loss) before cumulative effect of a change in
 accounting principle per common share
 Basic ..................................................      $   0.36       $   0.19       $  (0.68)
                                                               ========       ========       ========
 Diluted ................................................      $   0.34       $   0.18       $  (0.68)
                                                               ========       ========       ========
Cumulative effect of a change in accounting principle
 per common share
 Basic                                                                                       $  (0.03)
                                                                                             ========
 Diluted                                                                                     $  (0.03)
                                                                                             ========
Net income (loss) per common share
 Basic ..................................................      $   0.36       $   0.19       $  (0.71)
                                                               ========       ========       ========
 Diluted ................................................      $   0.34       $   0.18       $  (0.71)
                                                               ========       ========       ========
Shares used in calculation of income (loss) before
 cumulative effect of a change in accounting principle
 and net income (loss) per common share
 Basic ..................................................        28,110         29,736         32,734
                                                               ========       ========       ========
 Diluted ................................................        29,208         30,774         32,734
                                                               ========       ========       ========

See notes to consolidated financial statements.

                       THE MANAGEMENT NETWORK GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              FISCAL YEAR ENDED
                                                                  -----------------------------------------
                                                                  DECEMBER 30,  DECEMBER 29,   DECEMBER 28,
                                                                      2000          2001           2002
                                                                  ------------  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ........................................       $ 10,067       $  5,608       $(23,403)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
    Cumulative change in accounting principle                                                       1,900
    Goodwill impairment                                                                            25,165
    Depreciation and amortization ..........................            910          2,543          3,835
    Equity related charges .................................          7,083          3,165          1,074
    Loss on retirement of assets                                                                      205
    Income tax benefit (increase) realized upon
     exercise of stock options .............................          1,499             (9)            22
    Deferred income taxes ..................................         (1,847)           111         (8,820)
    Other changes in operating assets and liabilities, net
      of business acquisitions:
      Accounts receivable ..................................         (6,279)         9,546          4,561
      Accounts receivable -- unbilled ......................         (3,160)         5,100           (367)
      Other assets .........................................           (127)          (659)           202
      Trade accounts payable ...............................         (1,377)        (1,592)           936
      Accrued (refundable) income taxes                               2,540             52         (4,583)
      Accrued liabilities ..................................            642         (2,969)          (720)
                                                                   --------       --------       --------
         Net cash provided by operating activities .........          9,951         20,896              7
                                                                   --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of business, net of cash acquired ............        (11,555)        (4,650)       (32,456)
  Acquisition of property and equipment, net................           (713)          (724)          (280)
  Loans to officers, net....................................                          (200)          (100)
                                                                   --------       --------       --------
         Net cash used in investing activities .............        (12,268)        (5,574)       (32,836)
                                                                   --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock, net of expenses ................         20,875            221            164
  Payments made on long-term obligations ...................                           (48)          (342)
  Exercise of stock options.................................            475            336            301
                                                                   --------       --------       --------
         Net cash provided by financing activities                   21,350            509            123
                                                                   --------       --------       --------
Effect of exchange rate on cash and cash equivalents .......             27            (18)            96
                                                                   --------       --------       --------
Net increase (decrease) in cash and cash equivalents .......         19,060         15,813        (32,610)
Cash and cash equivalents, beginning of period .............         51,523         70,583         86,396
                                                                   --------       --------       --------
Cash and cash equivalents, end of period ...................       $ 70,583       $ 86,396       $ 53,786
                                                                   ========       ========       ========
Supplemental disclosure of cash flow information:
  Cash paid during period for interest .....................       $              $     14       $     63
                                                                   ========       ========       ========
  Cash paid during period for taxes ........................       $  6,357       $  2,385       $    583
                                                                   ========       ========       ========
Supplemental disclosure of non-cash investing and financing
  transactions-

  Acquisition of business:
    Fair value of assets acquired ..........................       $  3,664       $  3,655       $ 53,840
    Liabilities incurred or assumed ........................       $ (2,275)      $ (1,652)      $ (7,377)
    Common stock issued ....................................       $  8,000       $  3,000       $ 13,480

See notes to consolidated financial statements.

                       THE MANAGEMENT NETWORK GROUP, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (In thousands, except share data)

                                                                 COMMON STOCK
                                                                  $.001 PAR
                                                                    VOTING            ADDITIONAL   RETAINED
                                                             ---------------------     PAID-IN     EARNINGS
                                                                SHARES      AMOUNT     CAPITAL     (DEFICIT)
                                                             ------------   ------    ----------   ---------
Balance, January 1, 2000                                       27,417,370   $   27    $  104,137   $ (32,138)
Issuance of options                                                                          144
Exercise of options                                               276,183                    475
Cancellation of options                                                                     (982)
Execise and amortization of warrant                               424,098        1         2,819
Stock compensation                                                                           (49)
Other comprehensive income -
    Foreign currency translation adjustment
Issuance of common stock, net                                   1,000,000        1        20,874
Tax benefit due to exercise of stock options                                               1,499
Acquisition of subsidiary                                         348,157                  8,000
Net income                                                                                            10,067
                                                             ------------   ------    ----------   ---------

Balance, December 30, 2000                                     29,465,808       29       136,917     (22,071)
Exercise of options                                               196,433                    336
Cancellation of options                                                                     (954)
Amortization of warrant cost                                                               1,721
Employee stock purchase plan                                       52,261                    222
Stock compensation                                                                           (25)
Other comprehensive income -
    Foreign currency translation adjustment
Stock options issued in exchange for Tri-Com SAR's                                           244
Reduction of tax benefit due to exercise of stock options                                     (9)
Acquisition of subsidiary                                         490,417        1         2,999
Net income                                                                                             5,608
                                                             ------------   ------    ----------   ---------

Balance, December 29, 2001                                     30,204,919       30       141,451     (16,463)
Exercise of options                                               174,058                    301
Cancellation of options                                                                     (526)
Amortization of warrant cost                                                                 623
Employee stock purchase plan                                       75,451                    164
Stock compensation                                                                            (4)
Other comprehensive income -
    Foreign currency translation adjustment
Tax benefit due to exercise of stock options                                                  22
Acquisition of subsidiary                                       2,892,800        3        13,478
Net loss                                                                                             (23,403)
                                                             ------------   ------    ----------   ---------
Balance, December 28, 2002                                     33,347,228   $   33    $  155,509   $ (39,866)
                                                             ============   ======    ==========   =========


                                                                  ACCUMULATED
                                                                     OTHER
                                                                 COMPREHENSIVE
                                                                     INCOME             UNEARNED
                                                                    (LOSSES)          COMPENSATION        TOTAL
                                                                 -------------       --------------     ---------
Balance, January 1, 2000                                         $          (2)      $       (8,587)    $  63,437
Issuance of options                                                                            (144)            -
Exercise of options                                                                                           475
Cancellation of options                                                                         982             -
Execise and amortization of warrant                                                                         2,820
Stock compensation                                                                            4,311         4,262
Other comprehensive income -
    Foreign currency translation adjustment                                 37                                 37
Issuance of common stock, net                                                                              20,875
Tax benefit due to exercise of stock options                                                                1,499
Acquisition of subsidiary                                                                                   8,000
Net income                                                                                                 10,067
                                                                 -------------       --------------     ---------

Balance, December 30, 2000                                                  35               (3,438)      111,472
Exercise of options                                                                                           336
Cancellation of options                                                                         954             -
Amortization of warrant cost                                                                                1,721
Employee stock purchase plan                                                                                  222
Stock compensation                                                                            1,469         1,444
Other comprehensive income -
    Foreign currency translation adjustment                                (18)                               (18)
Stock options issued in exchange for Tri-Com SAR's                                              (28)          216
Reduction of tax benefit due to exercise of stock options                                                      (9)
Acquisition of subsidiary                                                                                   3,000
Net income                                                                                                  5,608
                                                                 -------------       --------------     ---------

Balance, December 29, 2001                                                  17               (1,043)      123,992
Exercise of options                                                                                           301
Cancellation of options                                                                         526             -
Amortization of warrant cost                                                                                  623
Employee stock purchase plan                                                                                  164
Stock compensation                                                                              454           450
Other comprehensive income -
    Foreign currency translation adjustment                                 96                                 96
Tax benefit due to exercise of stock options                                                                   22
Acquisition of subsidiary                                                                                  13,481
Net loss                                                                                                  (23,403)
                                                                 -------------       --------------     ---------
Balance, December 28, 2002                                       $         113       $          (63)    $ 115,726
                                                                 =============       ==============     =========

                See notes to consolidated financial statements.

                       THE MANAGEMENT NETWORK GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations -- The Management Network Group, Inc. ("TMNG" or the "Company") was formed on April 1, 1993 as a management consulting firm specializing in global competitive communications. Primary services include providing management consulting services to wireless and wireline communications carriers, and the technology and investment firms that support the communications industry. A majority of the Company's revenues are to customers in the United States, however the Company also provides services to customers in Europe and other foreign countries. The Company's corporate offices are located in Overland Park, Kansas.

Principles of Consolidation -- The consolidated statements include the accounts of TMNG and its wholly-owned subsidiaries, The Management Network Group Europe Ltd. ("TMNG-Europe"), formed on March 19, 1997, based in the United Kingdom; The Management Network Group Canada Ltd. ("TMNG-Canada"), formed on May 14, 1998, based in Toronto, Canada; TMNG.com, Inc., formed in June 1999; TMNG Marketing, Inc. acquired on September 5, 2000; TMNG Technologies, Inc. acquired on September 5, 2001; and TMNG Strategy, Inc., acquired on March 6, 2002. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year -- The Company has a 52/53 week fiscal year ending on the Saturday nearest December 31. The fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000 each had 52 weeks and are referred to herein as fiscal year 2002, 2001 and 2000, respectively. TMNG-Europe and TMNG-Canada maintain year-end dates of December 31.

Revenue Recognition - The Company has historically accounted for revenue in connection with client service engagements under primarily a time and materials revenue model, where time and materials service revenues and costs are recorded in the period in which the service is performed. In fiscal 2002, the Company began to enter into large fixed price contracts and time and material contracts with guaranteed maximums of various durations, and expects this trend to continue into the future. The Company generally records revenue in connection with larger fixed price contracts under a percentage of completion method when it has the ability to make reasonably dependable estimates towards project completion. This method of accounting results in the ratable recognition of revenue in proportion to the related costs over the client service engagement. Estimates are prepared to monitor and assess the Company's progress on the engagement from the initial phase of the project, to completion, and these estimates are utilized in recognizing revenue in the Company's financial statements. If the current estimates of total contract revenues and contract costs indicate a loss, the Company records a provision for the entire loss on the contract. Revenues and related costs of smaller fixed price contracts are generally recognized upon contract completion under the completed contract method, and generally involve immaterial amounts and are of a short duration.

In fiscal year 2002 the Company also began entering into gain sharing contracts, where the Company's revenues are determined on a success-based revenue model. Revenues generated on such contracts result from financial success recognized by the client utilizing agreed upon contract measures and milestones between the two parties. Due to the contingent nature of these gain-sharing projects, the Company recognizes costs as they are incurred on the project and defers the revenue recognition until the revenue is realizable and earned.

Cash and Cash Equivalents -- Cash and cash equivalents include cash on hand and short-term investments with original maturities of three months or less when purchased.

Fair Value of Financial Instruments -- The fair value of current financial instruments approximates the carrying value because of the short maturity of these instruments.

Property and Equipment -- Property and equipment are stated at cost less accumulated depreciation and amortization. Maintenance and repairs are charged to expense as incurred. Depreciation is based on the estimated useful lives of the assets and is computed using the straight-line method, and capital leases are amortized on a straight-line basis over the life of the lease. Asset lives range from three to seven years for computers and equipment. Leasehold improvements are capitalized and amortized over the life of the lease.

Goodwill -- The Company had previously recorded $18,652,000 of goodwill in connection with the acquisition of The Weathersby Group, Inc. ("TWG") and had reported the goodwill at cost less accumulated amortization using the straight-line method over ten years. The Company recorded goodwill amortization of $1,865,000 and $621,000 in fiscal years 2001 and 2000, respectively. Additionally, the Company has recorded $6,001,000 of goodwill in connection with the acquisition of Tri-Com Computer Services, Inc. ("Tri-Com") and $36,206,000 in connection with the acquisition of Cambridge Strategic Management Group, Inc. ("CSMG"). The Company has not recorded goodwill amortization in connection with the Tri-Com and CSMG acquisitions, and did not recognize goodwill amortization in connection with TWG during fiscal year 2002, in accordance with the provisions of SFAS No. 142 "Accounting for Goodwill and Intangible Assets" ("SFAS No. 142").

Goodwill Impairment -- During fiscal year 2002 the Company adopted the provisions of SFAS No. 142, and recognized a goodwill impairment charge of approximately $1,140,000, net of tax benefit of $760,000 in connection with its initial adoption of the Statement. This item was reported net of tax as a cumulative change in accounting principle. Subsequent to its initial adoption of the Statement, the Company performed its annual impairment test and recorded a goodwill charge of approximately $25,165,000. This amount is reflected in the Company's loss from operations included in the Consolidated Statement of Operations and Comprehensive Income (Loss). For an additional discussion of the Company's goodwill impairment, see Footnote 3 "Goodwill and Other Intangibles" contained herein.

Identifiable Intangibles -- Identifiable intangible assets are stated at cost less accumulated amortization, and represent customer relationships, employment agreements and tradenames acquired in the CSMG and Tri-Com acquisitions. Included in customer relationships, employment agreements and other intangible assets, and other current assets are the following (amounts in thousands):

                             December 29, 2001        December 28, 2002
                            -------------------     ---------------------
                                   Accumulated                Accumulated
                            Cost   Amortization     Cost     Amortization
                            ----   ------------     ----     ------------
Customer relationships    $ 1,300    $  (109)       $ 6,790     $(1,698)
Employment agreements                                 3,200      (1,042)
Tradename                                               350        (146)
Covenant not to compete       203        (23)           203        (132)
                          -------    -------        -------     -------
Total                     $ 1,503    $  (132)       $10,543     $(3,018)
                          =======    =======        =======     =======

Amortization is based on estimated useful lives of 3 to 60 months, depending on the nature of the intangible asset, and is recognized on a straight-line basis. During fiscal year 2001 and 2002, amortization expense totaled $131,000 and $2,887,000, respectively.

In connection with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets" the Company, using its best estimates based on reasonable and supportable assumptions and projections, reviews for impairment of long-lived assets and certain identifiable intangibles to be held and used whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable, and has concluded no financial statement adjustment is required.

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

Stock-Based Compensation -- The Company utilizes an intrinsic value methodology in accounting for stock based compensation for employees and certain non-employee directors in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related Interpretations, and accounts for stock-based compensation for non-employees utilizing a fair value methodology in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure." For an additional discussion of the Company's stock options see Footnote 9 "Stock Option Plan and Stock Based Compensation." If compensation cost for the Company's APB 25 grants and the employee stock purchase plan had been determined under SFAS No. 123, based upon the fair value at the grant date, consistent with the Black-Scholes option pricing methodology using the assumptions above, the Company's net income for fiscal years 2000 and 2001 would have decreased by approximately $4.2 million and $6.9 million, respectively, and its net loss for 2002 would have increased by $3.3 million. For purposes of pro forma disclosures required under the provisions of SFAS No. 123, as amended by SFAS No. 148, the estimated fair value of options is amortized to pro forma expense over the options' vesting period. The following table contains pro forma information for fiscal years 2000, 2001 and 2002 (in thousands, except per share amounts):

                                                    FISCAL        FISCAL        FISCAL
                                                     YEAR          YEAR          YEAR
                                                     2000          2001          2002
                                                   --------      --------      --------
Net income (loss), as reported:                    $ 10,067      $  5,608      $(23,403)
  Deduct: Incremental stock-based employee
   compensation expense determined under fair
   value based method for all awards, net of
   related tax effects                               (4,200)       (6,868)       (3,263)
                                                   --------      --------      --------
Pro forma net income (loss)                        $  5,867      $ (1,260)     $(26,666)
                                                   ========      ========      ========

Earnings (loss) per share
  Basic, as reported                               $   0.36      $   0.19      $  (0.71)
                                                   ========      ========      ========
  Basic, pro forma                                 $   0.21      $  (0.04)     $  (0.81)
                                                   ========      ========      ========
  Diluted, as reported                             $   0.34      $   0.18      $  (0.71)
                                                   ========      ========      ========
  Diluted, pro forma                               $   0.20      $  (0.04)     $  (0.81)
                                                   ========      ========      ========

Warrant Grant -- On October 29, 1999, the Company issued a significant customer a warrant to purchase 500,000 shares of common stock at an exercise price of $2.00 per share. The estimated fair value of this warrant was approximately $5.2 million, all of which has been recognized in the Company's financial statement as follows: $2.8 million, $1.7 million and $0.7 million in fiscal years 2000, 2001 and 2002, respectively. On November 8, 2000, the customer exercised the warrant. Additionally on December 10, 1999, the Company entered into a consulting services agreement with this customer under which such customer committed to $22 million of consulting fees over a three-year period commencing January 1, 2000. During fiscal year 2002 the agreement was extended for two additional years beyond the original term of the agreement, in exchange for an expanded preferred contractor relationship and immediate commitment to a significant consulting arrangement. As of December 28, 2002, $16.2 million of consulting fees had been recognized in connection with the agreement. There can be no certainty that the remaining $5.8 million of consulting services will be purchased, however the agreement does contain a termination fee in the amount of the lesser of $1.25 million or 25 percent of unused and committed consulting services.

Earnings (Loss) Per Share -- The Company calculates and presents earnings (loss) per share using a dual presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by adding common stock options and the warrant in the weighted average number of common shares outstanding for a period, if dilutive. In accordance with the provisions of SFAS No. 128 "Earnings Per Share", the Company has not included the effect of common stock options for fiscal year 2002 as the Company reported a loss from continuing operations for that period. Had the Company reported net income in fiscal year 2002, the treasury method of calculating common stock equivalents would have resulted in approximately 791,000 additional diluted shares.

The reconciliation of weighted average common shares outstanding included in the computation of basic and diluted net income (loss) per common share for the periods indicated is as follows (amounts in thousands):

                                                                      FISCAL         FISCAL         FISCAL
                                                                       YEAR           YEAR           YEAR
                                                                       2000           2001           2002
                                                                     --------       --------       --------
Net income (loss) for basic and diluted earnings (loss) per
  share:
  Income (loss) before taxes and cumulative effect of a
   change in accounting principle .............................      $ 16,778       $  7,968      $ (34,398)
  Income tax (provision) benefit...............................        (6,711)        (2,360)        12,135
                                                                     --------       --------      ---------
  Income (loss) before cumulative effect of a change in
   accounting principle........................................        10,067          5,608       ( 22,263)
  Cumulative effect of a change in accounting principle........                                      (1,140)
                                                                     --------       --------      ---------
  Net income (loss) ...........................................      $ 10,067       $  5,608      $ (23,403)
                                                                     ========       ========      =========

Weighted average shares of common stock outstanding:
  Weighted average shares of common stock outstanding for
     basic earnings (loss) per share...........................        28,110         29,736         32,734
  Effect of stock options .....................................           946          1,038
  Effect of warrant  ..........................................           152
                                                                     --------       --------      ---------
  Weighted average shares of common stock outstanding for
    diluted earnings (loss) per share..........................        29,208         30,774         32,734
                                                                     ========       ========      =========
Basic earnings (loss) per share:
  Income (loss) before cumulative effect of a change in
    accounting principle ......................................      $   0.36       $   0.19      $   (0.68)
  Cumulative effect of a change in accounting principle........                                       (0.03)
                                                                     --------       --------      ---------
  Net income (loss) ...........................................      $   0.36       $   0.19      $   (0.71)
                                                                     ========       ========      =========
Diluted earnings (loss) per share:
  Income (loss) before cumulative effect of a change in
   accounting principle .......................................      $   0.34       $   0.18      $   (0.68)
  Cumulative effect of a change in accounting principle........                                       (0.03)
                                                                     --------       --------      ---------
  Net income (loss)............................................      $   0.34       $   0.18      $   (0.71)
                                                                     ========       ========      =========

New Accounting Standards -

During 2002 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). SFAS No. 144, which was adopted at the beginning of fiscal 2002, did not have a material impact on the Company's consolidated financial statements in fiscal year 2002 (see Footnote 1. Identifiable Intangibles). SFAS No. 146 will be effective for exit or disposal activities initiated after December 31, 2002. Adoption of this Statement is not expected to have a material impact on the Company's consolidated financial statements. Effective December 28, 2002, the Company made the disclosures required under SFAS No. 148 (see Footnote 9 "Stock Option Plan and Stock Based Compensation").

Also during November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The recognition and measurement provisions are effective on a prospective basis to guarantees issued or modified after December 31, 2002. In fiscal 2002 the Company adopted the disclosure requirements under FIN 45. Complete adoption of this Interpretation in fiscal 2003 is not expected to have a material impact on the Company's financial statements.

2. BUSINESS COMBINATIONS

On March 6, 2002, TMNG purchased the business and primary assets of CSMG, a Delaware corporation, of Boston, Massachusetts. CSMG provides high-end advisory services to global communication service and equipment providers and investment firms that provide capital to the industry. CSMG's range of business strategy services include analyses of industry and competitive environments; product and distribution strategies; finance, including business case development, modeling, cost analysis and benchmarking; and due diligence and risk assessment.

The acquisition, recorded under the purchase method of accounting, resulted in a total purchase price of approximately $46.5 million. Consideration consisted of $33.0 million cash and 2,892,800 shares of TMNG Common Stock valued at approximately $13.5 million. Share consideration was calculated in accordance with the Asset Purchase Agreement at a fixed price of $4.66 per share. All shares are restricted from trading for one year from the closing. Additionally, the Company incurred direct costs of approximately $2.3 million related to the acquisition and recorded this amount as an increase to purchase price.

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

The operating results of CSMG have been included in the Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) from the date of the purchase.

The following table summarizes the final purchase price allocation of the estimated fair value of the assets acquired and liabilities assumed as of the date of acquisition. The allocation of the purchase price to identifiable intangible assets was determined by an independent valuation.

               AT MARCH 6, 2002
            (AMOUNTS IN THOUSANDS)

Current assets                              $ 5,621
Property, plant and equipment                 1,472
Employment agreements                         3,200
Customer relationships                        5,490
Company tradename                               350
Deferred taxes (non-current)                  1,501
Goodwill                                     36,206
                                            -------
Total assets acquired                        53,840

Current liabilities                           3,428
Noncurrent liabilities                        3,949
                                            -------
Total liabilities assumed                     7,377
                                            -------
Net assets acquired                         $46,463
                                            =======

Of the $5,490,000 assigned to customer relationships, $420,000 was identified as customer backlog, with the remaining value based on the Company's expectations of future revenue generated from the acquired customer base. As of December 28, 2002, customer backlog was fully amortized bv TMNG. The Company's estimate of future revenue generated from the acquired customer base resulted in a customer relationship value of $5,070,000 and is being amortized on a straight-line basis over an estimated useful life of 60 months.

CSMG's tradename was valued at $350,000. CSMG's tradename has an estimated useful life of 24 months and is amortized on a straight-line basis.

CSMG's employment agreements were valued at $3,200,000. The employment agreements have a weighted average useful life of approximately 32 months and are amortized on a straight-line basis.

As part of the acquisition of CSMG, the Company assumed liabilities of approximately $889,000 related to capital leases.

On September 5, 2001, the Company completed its acquisition of Tri-Com, a Maryland corporation. Tri-Com provides a full range of technology and systems solutions to the communications industry. Consulting services offered include providing end-to-end operating support system ("OSS"), data center, systems solutions, data sourcing, legacy integration and middleware implementation. In addition, Tri-Com periodically receives commissions on hardware purchases, whereby customers utilize Tri-Com in procuring computer hardware and equipment. The primary reason for the acquisition was for TMNG to further expand its offering, enabling the Company's specialists to take an engagement from strategy, to marketing and operational definition, and to OSS enablement.

The acquisition, recorded under the purchase method of accounting, included the purchase of all outstanding shares of Tri-Com, which resulted in a total purchase price of approximately $5.2 million for the equity and assumption of liabilities exceeding Tri-Com's net assets. Consideration consisted of $1.8 million cash and 490,417 shares of TMNG common stock valued at $3.0 million. TMNG incurred direct costs of approximately $180,000 related to the acquisition and recorded this amount as an increase to purchase price. In addition to the above-mentioned costs, TMNG recorded approximately $216,000 as an increase to purchase price in connection with the exchange of the Company's stock options for vested stock appreciation rights held by Tri-Com employees at the time of acquisition. The operating results of Tri-Com have been included in the Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) from the date of acquisition.

On September 5, 2000, the Company completed its acquisition of TWG, a Maryland corporation. TWG provides a full range of marketing consulting services to various U.S. communications companies. Consulting services offered include product development and positioning, strategy, customer relationship management ("CRM") and loyalty programs, communications, and channel management, among other services. The acquisition, recorded under the purchase method of accounting, included the purchase of all outstanding shares of TWG, which resulted in a total purchase price of approximately $19.2 million consisting of $11.2 million cash and $8.0 million in TMNG stock. Additionally, TMNG incurred direct costs of $1.5 million related to the acquisition. The purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair value at the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill of $18.6 million.

The following unaudited pro forma results of operations assumes that the CSMG, Tri-Com and TWG acquisitions occurred at the beginning of the year preceding each acquisition. The pro forma results of operations require various assumptions including an assumption that the same amount of goodwill would have been recognized had the transactions occurred at the beginning of the year preceding each acquisition without regard to the then current levels of business activity of CSMG, Tri-Com and TWG and without regard to any operating efficiencies or other synergies. Consequently, the pro forma results of operations are not necessarily indicative of the operating results which would have occurred if the business combinations had been in effect on the dates indicated or which may result in the future.

                                                                 (unaudited)
                                                   -----------------------------------------
                                                              Fiscal Year Ended
  (in thousands, except per share amounts)         December 30,   December 29,  December 28,
                                                       2000           2001         2002
                                                   ------------   ------------  ------------
Total revenues                                      $ 102,553      $  80,918     $  36,822
Income (loss) before cumulative effect of
 a change in accounting principle                   $   9,442      $   4,484     $ (22,494)
Net income (loss)                                   $   9,442      $   4,484     $ (23,634)
Basic income (loss) before cumulative effect
 of a change in accounting principle per
 common share                                       $    0.33      $    0.14     $   (0.68)
Diluted income (loss) before cumulative effect
 of a change in accounting principle per
 common share                                       $    0.32      $    0.13     $   (0.68)
Basic net income (loss) per common share            $    0.33      $    0.14     $   (0.71)
Diluted net income (loss) per common share          $    0.32      $    0.13     $   (0.71)

Included in the pro forma information for fiscal year 2001 is approximately $1.4 million on a pre-tax basis in one-time nonrecurring severance charges incurred by CSMG. Excluding these charges, pro forma basic and diluted net income per share would have each been $0.16 for fiscal year 2001.

3. GOODWILL AND OTHER INTANGIBLES

Effective for the start of fiscal year 2002, the Company adopted the provisions of SFAS No. 142 "Accounting for Goodwill and Intangible Assets"("SFAS No. 142"). In accordance with provisions of the Statement, goodwill has not been amortized in fiscal year 2002. This Statement requires that goodwill be evaluated on an annual basis, or more frequently if necessary. This Statement also requires a transitional impairment test within six months of the date of adoption. The Company determines fair value using the present value method of measurement of future cash flows. The present value method includes the estimation of a cash flow stream, applying a discount rate. The Company's best estimate of future cash flows is determined using its internal budgets as the basis. The discount rate of between 20 to 25% is commensurate with the risks involved, including the nature of the business, the time value of money, expectations about the amount or timing of future cash flows, and factors affecting liquidity. Upon the adoption of SFAS No. 142, the Company recorded a goodwill impairment loss related to the Management Consulting Segment of approximately $1.9 million and has reflected this amount as a cumulative change in accounting principle, net of tax benefit, in the Statement of Operations and Comprehensive Income (Loss). The Company also performed its annual impairment test during fiscal year 2002, and established October 28, 2002 as the annual impairment test date. Based on the analysis of projected future cash flows and utilizing the assistance of an outside valuation firm, the Company determined that the carrying value of goodwill exceeded its fair market value and recorded an impairment loss related to the Management Consulting Segment of approximately $24.4 million, and an impairment loss related to the All Other Segment of approximately $0.8 million. The combined $25.2 million goodwill impairment loss related to the Company's annual impairment test has been reflected as a component of Income (Loss) from Operations in the Statement of Operations and Comprehensive Income (Loss).

Goodwill and other intangible assets amortization expense for fiscal years 2001 and 2002 was $2.0 million and $2.9 million, respectively. Intangible amortization expense is estimated to be approximately $2.8 million for fiscal year 2003, $2.2 million in fiscal year 2004, $1.3 million in fiscal year 2005, $1.0 million in fiscal year 2006 and $0.2 million in fiscal year 2007.

The changes in the carrying amount of goodwill as of December 29, 2001 and December 28, 2002 are as follows (amounts in thousands):

                                            Management Consulting    All Other
                                                   Segment            Segment       Total
                                            ---------------------    ---------     --------
Balance as of December 31, 2000                   $ 18,016                         $ 18,016
Goodwill acquired during fiscal year 2001            3,005           $   2,991        5,996
Goodwill amortized during fiscal year 2001          (1,865)                          (1,865)
                                                  --------           ---------     --------
Balance as of December 29, 2001                     19,156               2,991       22,147
Goodwill acquired during fiscal year 2002           36,216                  10       36,226
Impairment loss                                    (26,227)               (838)     (27,065)
                                                  --------           ---------     --------
Balance as of December 28, 2002                   $ 29,145           $   2,163     $ 31,308
                                                  ========           =========     ========

The following information reconciles the net income and earnings per share reported for fiscal years 2000 and 2001 to adjusted net income and earnings per share exclusive of the amortization and goodwill and compares the adjusted information to the current year results (amounts in thousands, except per share data):

                                                  --------------------------------------------------------------------
                                                  FISCAL YEAR 2000          FISCAL YEAR 2001          FISCAL YEAR 2002
                                                  ----------------          ----------------          ----------------
Reported income (loss) before cumulative
 effect of change in accounting
 principle                                            $ 10,067                  $  5,608                  $(22,263)
Cumulative effect of change in accounting
 principle                                                                                                  (1,140)
                                                      --------                  --------                  --------
Reported net income (loss)                              10,067                     5,608                   (23,403)
Add back: Goodwill amortization, net of tax                373                     1,119
                                                      --------                  --------                  --------
Net income (loss), as adjusted                        $ 10,440                  $  6,727                  $(23,403)
                                                      ========                  ========                  ========
Basic income (loss) per share before
 cumulative effect of change in accounting
 principle                                            $   0.36                  $   0.19                  $  (0.68)
Cumulative effect of change in accounting
 principle                                                                                                   (0.03)
                                                      --------                  --------                  --------
Reported net income (loss) per share                      0.36                      0.19                     (0.71)
Add back: Goodwill amortization, net of tax               0.01                      0.04
                                                      --------                  --------                  --------
Basic income (loss) per share, as adjusted            $   0.37                  $   0.23                  $  (0.71)
                                                      ========                  ========                  ========
Diluted income (loss) per share before
 cumulative effect of change in accounting
 principle                                            $   0.35                  $   0.18                  $  (0.68)
Cumulative effect of change in accounting
 principle                                                                                                   (0.03)
                                                      --------                  --------                  --------
Reported net income (loss) per share                      0.35                      0.18                     (0.71)
Add back: Goodwill amortization, net of tax               0.01                      0.04
                                                      --------                  --------                  --------
Diluted income (loss) per share, as adjusted          $   0.36                  $   0.22                  $  (0.71)
                                                      ========                  ========                  ========

4. CAPITAL STRUCTURE

On March 6, 2002, the Company completed its acquisition of CSMG and issued 2,892,800 shares of the Company's voting common stock in connection with the purchase. The fair market value of the issued stock was approximately $13.5 million.

On September 5, 2001, the Company completed its acquisition of Tri-Com and issued 490,417 shares of the Company's voting common stock in connection with the purchase. The fair market value of the issued stock was approximately $3.0 million.

On September 5, 2000, the Company completed its acquisition of TWG and issued 348,157 shares of the Company's voting common stock in connection with the purchase. The fair market value of the issued stock was approximately $8.0 million.

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

5. MAJOR CUSTOMERS, BUSINESS SEGMENTS AND SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

The Company has identified its segments based on the way management organizes the Company to assess performance and make operating decisions regarding the allocation of resources.

Based on an analysis of the criteria in SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information," the Company has concluded it has five operating segments, of which four are aggregated in one reportable segment, the Management Consulting Services segment, and the remaining segment in All Other.

Management Consulting Services includes business strategy and planning, marketing and customer relationship management, operating system support, revenue assurance, corporate investment services, networks, and business model transformation. All Other consists of computer hardware commissions and rebates received in connection with the procurement of hardware for third parties. The accounting policies for the segments are the same as those described in the summary of significant accounting policies. Management evaluates segment performance based upon Income (Loss) from Operations, excluding equity related charges, goodwill and intangibles amortization, and goodwill impairment. There are no intersegment sales.

Summarized financial information concerning the Company's reportable segments is shown in the following table (amounts in thousands):

                                      Management        All    Not Assigned
                                  Consulting Services  Other    to Segments   Total
                                  -------------------  ------  ------------  --------
FISCAL YEAR 2000

Net sales to external customers          $77,727                             $ 77,727
Income from operations                   $21,307                 $ (7,704)   $ 13,603
Total assets                             $25,473                 $ 93,956    $119,429

FISCAL YEAR 2001

Net sales to external customers          $54,236       $  596                $ 54,832
Income from operations                   $10,171       $  547    $ (5,161)   $  5,557
Total assets                             $11,111       $   40    $117,891    $129,042

FISCAL YEAR 2002

Net sales to external customers          $33,057       $1,538                $ 34,595
Income (loss) from operations            $(6,865)      $  634    $(29,126)   $(35,357)
Total assets                             $ 9,330       $  171    $115,958    $125,459

Segment assets, regularly reviewed by management as part of its overall assessment of the segments' performance, include both billed and unbilled trade accounts receivable, net of allowances, and certain other assets. Assets not assigned to segments include cash and cash equivalents, property and equipment, goodwill and intangible assets and deferred tax assets, excluding deferred tax assets recognized on accounts receivable reserves, which are assigned to their respective segment.

Reconciling information between reportable segments and the Company's totals is shown in the following table (amounts in thousands):

                                                        FISCAL          FISCAL          FISCAL
                                                         YEAR            YEAR            YEAR
                                                         2000            2001            2002
                                                        -------         -------        --------
Total operating earnings (losses) for
 reportable segments                                    $21,307         $10,718        $ (6,231)
Equity related charges                                   (7,083)         (3,165)         (1,074)
Goodwill and intangibles amortization                      (621)         (1,996)         (2,887)
Goodwill impairment                                                                     (25,165)
                                                        -------         -------        --------
Income (loss) from operations                           $13,603         $ 5,557        $(35,357)
                                                        =======         =======        ========

Major customers in terms of significance to TMNG's revenues (i.e. in excess of 10% of revenues) for fiscal years 2000, 2001 and 2002, and accounts receivable as of December 29, 2001 and December 28, 2002 were as follows (amounts in thousands):

                                        REVENUES                       ACCOUNTS RECEIVABLE
                          ------------------------------------     ---------------------------
                           FISCAL        FISCAL        FISCAL
                            YEAR          YEAR          YEAR       DECEMBER 29,   DECEMBER 28,
                            2000          2001          2002          2001           2002
                          --------       ------        ------      ------------   ------------
Customer A .........      $ 13,929
Customer B .........                                   $5,850                       $ 1,238
Customer C .........                     $7,185        $4,392        $ 2,360        $ 2,345
Customer D .........                     $6,220                      $   546

Revenues from our ten most significant customers accounted for approximately 68%, 61% and 67% of revenues for fiscal years 2000, 2001 and 2002, respectively.

Substantially all of TMNG's receivables are obligations of companies in the communications industry. The Company generally does not require collateral or other security on its accounts receivable. The credit risk on these accounts is controlled through credit approvals, limits and monitoring procedures. The Company records bad debt expense based on judgment about the anticipated default rate on receivables owed to TMNG at the end of the reporting period. That judgment is based on the Company's uncollected account experience in prior years and the ongoing evaluation of the credit status of TMNG's customers and the communications industry in general. The changes in the Company's allowance for doubtful accounts is as follows (amounts in thousands):

                           FISCAL          FISCAL        FISCAL
                            YEAR            YEAR          YEAR
                            2000            2001          2002
                          -------         --------      --------
Beginning balance           $ 350            $ 766         $ 517
Bad debt expense            1,004              812         1,207
Account write-offs           (588)          (1,061)       (1,253)
                          -------         --------      --------
Ending balance              $ 766            $ 517         $ 471
                          =======         ========      ========


Revenues earned in the United States and internationally based on the location where the services are performed for fiscal year 2000, fiscal year 2001 and fiscal year 2002 are as follows (amounts in thousands):

                                FISCAL YEAR 2000           FISCAL YEAR 2001            FISCAL YEAR 2002
                            -------------------------   ----------------------      ----------------------

                                                                                                LOSS BEFORE
                                                                                                INCOME TAX
                                                                                                BENEFIT AND
                                                                                                CUMULATIVE
                                           INCOME                      INCOME                   EFFECT OF A
                                           BEFORE                      BEFORE                    CHANGE IN
                                           INCOME                      INCOME                   ACCOUNTING
                            REVENUES        TAXES       REVENUES       TAXES        REVENUES    PRINCIPLE
                            --------      --------      --------      --------      --------    -----------
United States ........      $ 59,519      $ 12,847      $ 48,402      $  7,034      $ 31,935    $   (31,753)
International:
  United Kingdom .....         7,585         1,638         5,546           806
  Canada .............         2,078           448           295            43            11            (11)
  Ireland ............           965           208           141            20           496           (493)
  Switzerland ........         5,034         1,087            56             8
  Argentina ..........                       2,064           446
  The Netherlands                                                                      1,990         (1,979)
  Other ..............           482           104           392            57           163           (162)

                            --------      --------      --------      --------      --------    -----------
          Total ......      $ 77,727      $ 16,778      $ 54,832      $  7,968      $ 34,595    $   (34,398)
                            ========      ========      ========      ========      ========    ===========

No significant long-lived assets are deployed outside the United States.

6. PROPERTY AND EQUIPMENT

                                                            DECEMBER 29,  DECEMBER 28,
                                                               2001          2002
                                                            ------------  ------------
                                                                      (000'S)
Furniture and fixtures.................................        $  564        $  896
Software and computer equipment........................         1,889         2,552
Leasehold improvements.................................           241           711
                                                               ------        ------
                                                                2,694         4,159
Less: Accumulated depreciation and amortization........         1,008         1,874
                                                               ------        ------
                                                               $1,686        $2,285
                                                               ======        ======

Depreciation and amortization expense on property and equipment was approximately $289,000, $530,000 and $948,000 for fiscal years 2000, 2001 and
2002, respectively.

During fiscal year 2002, the Company recorded a loss of approximately $205,000 in connection with the retirement of office furniture, computer equipment and furniture and fixtures. The Company did not receive any proceeds from the asset retirements.

7. INCOME TAXES

For fiscal years 2000, 2001 and 2002, the income tax provision (benefit), exclusive of the tax associated with the cumulative effect of the change in accounting principle consists of the following (amounts in thousands):

                                             FISCAL         FISCAL         FISCAL
                                              YEAR           YEAR           YEAR
                                              2000           2001           2002
                                            --------       --------       --------
Federal
  Current ............................      $  5,270       $  1,267       $ (2,595)
  Deferred tax benefit ...............        (1,507)           (12)        (7,717)
                                            --------       --------       --------
                                               3,763          1,255        (10,312)
State
  Current ............................         1,523            486           (817)
  Deferred tax benefit ...............          (215)            (2)        (1,103)
                                            --------       --------       --------
                                               1,308            484         (1,920)
Foreign
  Current ............................         1,765            496             97
  Deferred tax (benefit) expense .....          (125)           125
                                            --------       --------       --------
                                               1,640            621             97
                                            --------       --------       --------
Total ................................      $  6,711       $  2,360       $(12,135)
                                            ========       ========       ========

The following is a reconciliation between the provision (benefit) for income taxes and the amounts computed at the statutory federal income tax rate (amounts in thousands):

                                                FISCAL YEAR          FISCAL YEAR            FISCAL YEAR
                                                    2000                 2001                   2002
                                             -----------------     -----------------     -----------------
                                              AMOUNT       %        AMOUNT       %        AMOUNT       %
                                             --------     ----     --------     ----     --------     ----
Computed expected federal income
 tax expense ..........................      $  5,872     35.0     $  2,789     35.0     $(12,039)   (35.0)
State income tax expense, net of
 federal benefit ......................           839      5.0          316      4.0       (1,579)    (4.6)
Tax-exempt investment income ..........                                (690)    (8.7)
Goodwill impairment                                                                         1,536      4.5
Other .................................                                 (55)    (0.7)         (53)    (0.2)
                                             --------     ----     --------     ----     --------     ----
          Total .......................      $  6,711     40.0     $  2,360     29.6     $(12,135)   (35.3)
                                             ========     ====     ========     ====     ========     ====

Items giving rise to the provision for deferred income taxes (benefit) are as follows (amounts in thousands):

                                                       FISCAL         FISCAL         FISCAL
                                                        YEAR           YEAR           YEAR
                                                        2000           2001           2002
                                                      --------       --------       --------
Goodwill .......................................      $    (83)      $   (249)      $ (7,988)
Bad debt reserve ...............................          (158)           441             13
Stock option compensation expense ..............        (1,168)          (133)             5
Change from cash to accrual tax basis accounting          (274)          (274)
Intangible assets                                                                       (655)
Valuation allowance ............................          (125)
Other ..........................................           (39)           326           (195)
                                                      --------       --------       --------
          Total ................................      $ (1,847)      $    111       $ (8,820)
                                                      ========       ========       ========

The significant components of deferred income tax assets and the related balance sheet classifications, as of December 29, 2001 and December 28, 2002 are as follows (amounts in thousands):

                                                         DECEMBER 29,  DECEMBER 28,
                                                            2001          2002
                                                         ------------  ------------
Current deferred tax assets:
  Accounts receivable .............................      $      156     $     143
  Accrued expenses ................................             209           351
                                                         ----------     ---------
          Current deferred tax asset ..............      $      365     $     494
                                                         ==========     =========

Non-current deferred tax assets:
  Stock option compensation expense ...............      $    2,898     $   2,893
  Goodwill ........................................             332         8,320
  Reserves ........................................             104           419
  Subsidiary net operating loss carryover .........             730           732
  Intangible assets                                                           709
  Unfavorable lease liability                                               1,180
  Other ...........................................              16            19
                                                         ----------     ---------
          Non-current deferred tax asset ..........      $    4,080     $  14,272
                                                         ==========     =========

On March 6, 2002, the Company acquired Cambridge Strategic Management Group, Inc. and recorded a deferred tax asset of approximately $1,501,000 in connection with unfavorable leases assumed in the acquisition.

8. LEASE COMMITMENTS

The Company leases office facilities, computer equipment, office furniture, and an automobile under various operating and capital leases expiring at various dates through May 2011.

Following is a summary of future minimum payments under capitalized leases and operating leases that have initial or remaining noncancellable lease terms in excess of one year at December 28, 2002 (amounts in thousands):

                                          CAPITALIZED   OPERATING
FISCAL YEAR                                 LEASES        LEASES
---------------------------------------   -----------   ---------
2003                                       $     348    $   2,121
2004                                             311        1,758
2005                                             191        1,591
2006                                              20        1,540
2007                                                        1,568
Later years through 2011                                    5,357
                                           ---------    ---------
Total minimum lease payments               $     870    $  13,935
Less amount representing interest                (71)   =========
                                           ---------
Present value of minimum capitalized
 lease payments                                  799
Current portion                                 (306)
                                          ----------
Long-term capitalized lease obligations    $     493
                                          ==========

Assets recorded under capital leases are included in property and equipment as follows (amounts in thousands):

                                    DECEMBER 29,  DECEMBER 28,
                                        2001          2002
                                    ------------  ------------
Furniture and fixtures               $     100     $     220
Software and computer equipment             29           505
                                     ---------     ---------
                                           129           725
Less: Accumulated depreciation              (6)         (183)
                                     ---------     ---------
                                     $     123     $     542
                                     =========     =========

Total rental expense was approximately $253,000, $553,000 and $2,084,000 for fiscal years 2000, 2001 and 2002, respectively.

9. STOCK OPTION PLAN AND STOCK BASED COMPENSATION

The Company has 6,294,000 shares of the Company's common stock authorized for issuance under the Company's 1998 Equity Incentive Plan (the 1998 Plan). The 1998 Plan, a shareholder approved plan, provides the Company's common stock for the granting of incentive stock options and nonqualified stock options to employees, and nonqualified stock options to employees, directors and consultants. Incentive stock options are granted at an exercise price of not less than fair value per share of the common stock on the date of grant as determined by the board of directors. Vesting and exercise provisions are determined by the board of directors. As of December 28, 2002, all options granted under the 1998 Plan were non-qualified stock options. Options granted under the 1998 Plan generally become exercisable over a three to four year period beginning on the date of grant. Options granted under the 1998 Plan have a maximum term of ten years.

A summary of the status of the Company's 1998 Plan as of December 30, 2000, December 29, 2001 and December 28, 2002, and changes during the years ending on those dates is presented below:

EXERCISE PRICE EQUALS FAIR MARKET VALUE AT GRANT DATE:

                                            DECEMBER 30,                    DECEMBER 29,                     DECEMBER 28,
                                                2000                            2001                             2002
                                   -------------------------------  ----------------------------    ------------------------------
                                                  WEIGHTED AVERAGE              WEIGHTED AVERAGE                  WEIGHTED AVERAGE
                                     SHARES        EXERCISE PRICE     SHARES     EXERCISE PRICE       SHARES       EXERCISE PRICE
Outstanding at beginning of year      746,081         $  1.90       1,717,434        $ 14.32        3,075,228         $  9.95
Granted                             1,173,500           20.23       1,577,212           5.09          592,100            2.05
Exercised                            (156,146)           1.48        (116,917)          1.48         (100,377)           1.52
Forfeited/cancelled                   (46,001)           7.33        (102,501)         17.88         (423,492)          10.09
                                    ---------                       ---------                       ---------
Outstanding at end of year          1,717,434         $ 14.32       3,075,228        $  9.95        3,143,459         $  8.72
                                    =========                       =========                       =========

Options exercisable at year-end       493,340         $ 10.03         841,454        $ 11.32        1,612,091         $  9.41
                                    =========                       =========                       =========
Weighted average fair value of
 options granted during the year                      $ 15.18                        $  4.16                          $  1.65

The following table summarizes information about stock options outstanding as of December 28, 2002:

                                                              WEIGHTED AVERAGE
                          NUMBER              WEIGHTED            REMAINING              NUMBER            WEIGHTED
    RANGE OF          OUTSTANDING AT          AVERAGE            CONTRACTUAL         EXERCISABLE AT        AVERAGE
EXERCISE PRICES      DECEMBER 28, 2002     EXERCISE PRICE           LIFE            DECEMBER 28, 2002   EXERCISE PRICE
----------------     -----------------     --------------     ----------------      -----------------   --------------
$ 0.00 to $ 2.00           768,322             $ 1.42               7.88                 445,822           $ 1.60
  2.01 to   6.00         1,217,737               4.37               8.51                 559,244             4.50
  6.01 to  20.00           485,000              10.21               8.01                 188,125            10.90
 20.01 to  35.00           672,400              23.84               7.33                 418,900            23.60
                         ---------             ------                                  ---------           ------
   TOTAL                 3,143,459             $ 8.72                                  1,612,091           $ 9.41
                         =========             ======                                  =========           ======

EXERCISE PRICE LESS THAN FAIR MARKET VALUE AT GRANT DATE:

                                             DECEMBER 30,                      DECEMBER 29,                   DECEMBER 28,
                                                2000                              2001                           2002
                                    -----------------------------    ------------------------------    --------------------------
                                                 WEIGHTED AVERAGE                  WEIGHTED AVERAGE              WEIGHTED AVERAGE
                                      SHARES      EXERCISE PRICE       SHARES      EXERCISE PRICE      SHARES     EXERCISE PRICE
Outstanding at beginning of year    1,284,625       $  2.23          1,074,504        $  2.26          897,758       $  2.32
Granted                                 2,500         20.00
Exercised                            (120,037)         2.03            (86,734)          1.88          (54,088)         1.85
Forfeited/cancelled                   (92,584)         2.64            (90,012)          2.00          (75,334)         2.00
                                    ---------                        ---------                         -------
Outstanding at end of year          1,074,504       $  2.26            897,758        $  2.32          768,336       $  2.38
                                    =========                        =========                         =======

Options exercisable at year-end       247,673       $  2.21            428,625        $  2.30          606,084       $  2.32
                                    =========                        =========                         =======
Weighted average fair value of
 options granted during the year                    $ 17.42

The following table summarizes information about stock options outstanding at December 28, 2002:

                                                        WEIGHTED AVERAGE
                         NUMBER           WEIGHTED          REMAINING            NUMBER            WEIGHTED
    RANGE OF         OUTSTANDING AT       AVERAGE          CONTRACTUAL       EXERCISABLE AT        AVERAGE
 EXERCISE PRICES   DECEMBER 28, 2002   EXERCISE PRICE         LIFE          DECEMBER 28, 2002   EXERCISE PRICE
 ---------------   -----------------   --------------   ----------------    -----------------   --------------
$ 0.00 to $ 1.75        135,834            $ 1.52             6.01               135,834            $ 1.52
  1.76 to   2.00        545,002              2.00             6.65               405,250              2.00
  2.01 to  20.00         87,500              6.11             6.86                65,000              5.98
                        -------            ------                                -------            ------
                        768,336            $ 2.38                                606,084            $ 2.32
                        =======            ======                                =======            ======

The Company has 3,900,000 shares of the Company's common stock authorized for issuance under the 2000 Supplemental Stock Plan (the 2000 Plan). The plan provides the Company's common stock for the granting of nonqualified stock options to employees and is not subject to shareholder approval. Vesting and exercise provisions are determined by the board of directors. Options granted under the plan become exercisable over a period of up to four years beginning on the date of grant and have a maximum term of ten years.

A summary of the status of the Company's 2000 Plan as of December 30, 2000, December 29, 2001 and December 28, 2002, and changes during the years ending on those dates is presented below:

EXERCISE PRICE EQUALS FAIR MARKET VALUE AT GRANT DATE:

                                              DECEMBER 30,                   DECEMBER 29,                   DECEMBER 28,
                                                  2000                           2001                           2002
                                     ----------------------------   ----------------------------   -----------------------------
                                                 WEIGHTED AVERAGE               WEIGHTED AVERAGE                WEIGHTED AVERAGE
                                       SHARES     EXERCISE PRICE      SHARES     EXERCISE PRICE      SHARES      EXERCISE PRICE
Outstanding at beginning of year                                      295,000      $  18.70         2,165,114       $  6.39
Granted                               295,000        $ 18.70        2,109,642          5.03         1,316,750          2.97
Exercised                                                                                             (12,375)         4.00
Forfeited/cancelled                                                  (239,528)         9.54        (1,257,263)         5.95
                                      -------                       ---------                      ----------
Outstanding at end of year            295,000        $ 18.70        2,165,114      $   6.39         2,212,226       $  4.62
                                      =======                       =========                      ==========

Options exercisable at year-end                                        55,500      $  19.05           458,433       $  6.29
                                      =======                       =========                      ==========
Weighted average fair value of
 options granted during the year                     $ 14.04                       $   4.11                         $  2.39

The following table summarizes information about stock options outstanding at December 28, 2002:

                                                               WEIGHTED AVERAGE
                            NUMBER             WEIGHTED            REMAINING              NUMBER             WEIGHTED
    RANGE OF             OUTSTANDING AT        AVERAGE           CONTRACTUAL           EXERCISABLE AT        AVERAGE
 EXERCISE PRICES       DECEMBER 28, 2002    EXERCISE PRICE          LIFE              DECEMBER 28, 2002   EXERCISE PRICE
----------------       -----------------    --------------     ----------------       -----------------   --------------
$ 0.00 to $ 3.50             835,750          $ 2.82                 9.40
  3.51 to   5.00             660,388            4.02                 8.28                   167,692            4.02
  5.01 to   7.00             631,588            5.67                 8.77                   248,741            5.62
  7.01 to  21.00              84,500           19.34                 7.73                    42,000           19.40
                           ---------          ------                                        -------          ------
   TOTAL                   2,212,226          $ 4.62                                        458,433          $ 6.29
                           =========          ======                                        =======          ======

EXERCISE PRICE LESS THAN FAIR MARKET VALUE AT GRANT DATE:

                                             DECEMBER 30,                   DECEMBER 29,                 DECEMBER 28,
                                                 2000                           2001                         2002
                                      --------------------------    --------------------------    -------------------------
                                                WEIGHTED AVERAGE              WEIGHTED AVERAGE             WEIGHTED AVERAGE
                                      SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE     SHARES    EXERCISE PRICE
Outstanding at beginning of year                                                                  53,200        $  5.50
Granted                                                             53,200        $  5.50
Exercised
Forfeited/cancelled                                                                              (29,663)          5.50
                                                                    ------                       -------
Outstanding at end of year                                          53,200        $  5.50         23,537        $  5.50
                                                                    ======                       =======

Options exercisable at year-end                                                                    5,884        $  5.50
                                                                    ======                       =======
Weighted average fair value of
 options granted during the year                                                  $  4.61

The following table summarizes information about stock options outstanding at December 28, 2002:

                                                             WEIGHTED AVERAGE
                           NUMBER            WEIGHTED            REMAINING             NUMBER            WEIGHTED
                       OUTSTANDING AT        AVERAGE            CONTRACTUAL         EXERCISABLE AT        AVERAGE
EXERCISE PRICE        DECEMBER 28, 2002   EXERCISE PRICE           LIFE            DECEMBER 28, 2002   EXERCISE PRICE
--------------        -----------------   --------------     -----------------     -----------------   --------------
    $ 5.50               23,537              $ 5.50                8.72                  5,884             $ 5.50
                         ------              ------                                      -----             ------
                         23,537              $ 5.50                                      5,884             $ 5.50
                         ======              ======                                      =====             ======

At December 28, 2002, the Company had outstanding a total of 6,147,600 options to acquire shares with a weighted average exercise price of $6.44 and a weighted average remaining contractual life of 8.13 years. Of these options, 2,682,500 were exercisable at December 28, 2002 with a weighted average exercise price of $7.27.

The Company follows APB No. 25 to account for the employee stock purchase plan and for employee and certain non-employee directors' stock options. In connection with APB 25 grants made in fiscal years 2000 and 2001, the Company recorded unearned compensation of approximately $144,000 and $29,000, respectively, representing the difference between the exercise price and the fair value of the common stock on the dates such stock options were granted. Such amounts are being amortized by charges to operations on a graded vesting method over the corresponding vesting period of each respective option, generally three to four years. All option grants in 2002 were issued with the exercise price of the option equal to the market price of the Company's stock as of the grant date, and therefore the Company did not recognize any additional unearned compensation in 2002.

The Company recognizes compensation cost over the vesting periods. These options have resulted in equity related charges to operations of approximately $4.3 million, $1.4 million and $0.5 million for fiscal years 2000, 2001 and 2002, respectively. These expenses have been allocated among various expense categories.

During fiscal year 2000, the Company initiated an employee stock purchase plan for all eligible employees. Under the plan, shares of the Company's common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first day of the enrollment period or on the last day of each six-month period. Employees may purchase shares through a payroll deduction program having a value not exceeding 15% of their gross compensation during an offering period. During fiscal years 2001 and 2002, 52,261 and 75,451 shares were purchased under the plan. At December 28, 2002, 116,000 shares were reserved for future issuance. The employee stock purchase plan is classified as a non-compensatory plan under APB 25.

The Company accounts for its stock option awards to independent subject matter experts and other non-employees in accordance with the fair value measurement provision of SFAS No. 123, Accounting for Stock Based Compensation. Under SFAS No. 123, stock options are valued at grant date using the Black-Scholes option pricing model, and this expense is recognized ratably over the vesting period. Consequently, the expense of these options is recognized in the current and future reporting periods based on the fair value at the end of each period. The fair value of each option grant during fiscal years 2000, 2001 and 2002 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                   FISCAL YEAR 2000    FISCAL YEAR 2001         FISCAL YEAR 2002
                                   ----------------    -----------------      ---------------------
Expected volatility factor.....           95%                 114%                    111%
Risk-free interest rate........      4.86% - 6.69%       1.98% - 4.22%            1.34% - 5.00%
Expected life of options.......         5 years             5 years                 5 years
Expected life of stock issued
 under employee stock purchase
 plan..........................     0.5 - 2.0 years     0.5  - 2.0 years      0.5 years - 2.0 years
Expected dividend rate.........            0%                   0%                       0%

10. LOANS TO OFFICERS

During the third quarter of fiscal year 2001, three executive officers of the Company received stock options at fair market value in lieu of receiving their cash base compensation, which subsequently resumed in the first quarter of fiscal year 2002. To assist in meeting the cash flow needs of the officers who reduced their compensation, the Company provided lines of credit, collateralized by Company common stock held by such officers. In June 2002, one of the officers retired from the Company, and his line of credit was cancelled. The maximum available aggregate borrowings under the loan agreements between the two remaining officers and the Company are $1,050,000. Borrowings against the lines of credit at December 29, 2001 and December 28, 2002 totaled $200,000 and $300,000, respectively. In accordance with the loan provisions, the interest rate charged on the loans is equal to the Applicable Federal Rate (AFR), as announced by the Internal Revenue Service, for short-term obligations (with annual compounding) in effect for the month in which the advance is made, until fully paid.

11. LETTER OF CREDIT

In March 2002, the Company entered into a $1.0 million standby letter of credit ("LOC") facility with a financial institution in connection with the CSMG acquisition. The LOC was required as part of the assignment of the leased office space from CSMG to the Company. The LOC was collateralized by the Company with a $1.0 million cash deposit to the above financial institution. The LOC provides for reduction dates of the amount deposited with the financial institution during the LOC term as follows (amounts in thousands):

 Reduction Date           Amount
-----------------        -------
 3/6/02 - 5/15/02        $ 1,013
5/15/02 - 5/15/03            886
5/15/03 - 5/15/04            633
5/15/04 - 5/15/05            380
5/15/05 - 2/28/11            273

The Company would be required to perform under the agreement in the event it was to default on balances due and owing the landlord on the leased office space.

This amount is included in "Cash and Cash Equivalents" on the Company's consolidated condensed balance sheet as of December 28, 2002. An obligation has not been recorded in connection with the LOC on the Company's consolidated condensed balance sheet as of December 28, 2002.

In August 2002, the Company entered into a $0.3 million standby LOC facility with a financial institution in connection with the procurement of computer hardware by the Company from a third-party vendor. The hardware represents a deliverable by the Company in connection with a customer engagement, which the customer is contractually required to satisfy. The LOC was required by the third-party vendor in the event the customer does not satisfy the obligation. The customer is contractually required to satisfy the obligation with the vendor by the end of January 2003. As part of the agreement, the Company holds a collateralized position on the hardware sold to the customer. The LOC was collateralized by the Company with a $0.3 million cash deposit to the above financial institution. This amount is included in "Cash and Cash Equivalents" on the Company's consolidated condensed balance sheet as of December 28, 2002. An obligation has not been recorded in connection with the LOC on the Company's consolidated condensed balance sheet as of December 28, 2002.

12. RELATED PARTY TRANSACTIONS

During fiscal year 2000, four members of the TMNG board of directors were also directors of customers with which TMNG did business. The Company earned revenues from these customers of approximately $16.1 million during fiscal year 2000. During fiscal year 2001 a member of the TMNG board of directors was also a director of a customer for which TMNG did business, and the Company also performed services for one customer in which one member of the TMNG board of directors owns an equity interest. Revenues earned from these customers during fiscal year 2001 were approximately $2.3 million. During fiscal year 2002, one member of the TMNG board of directors was also director of a customer with which TMNG did business. Revenues earned from the customer during 2002 totaled approximately $308,000. No receivables were outstanding by the above customers as of December 29, 2001 and December 28, 2002, respectively.

During fiscal years 2000, 2001 and 2002, TMNG made payments of approximately $432,000, $70,000 and $190,000 to two legal firms of which two members of the TMNG board of directors own a partial equity interests. Such payments were for legal services rendered in connection with the Company's equity offerings and for other matters arising in the normal course of business. The costs associated with the equity offerings were classified as a component of additional paid-in capital, and the costs associated with business matters arising in the normal course of business were classified as selling, general and administrative in the consolidated statements of operations and comprehensive income.

13. CONTINGENCIES

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

In 2002 the Company received demands of approximately $1.2 million by the bankruptcy trustees of several former clients in connection with collected balances near the customers' respective bankruptcy filing dates. Although the Company does not believe it received any preference payments from these former clients and plans to vigorously defend its position, the Company has established reserves of $886,000 which it believes are adequate in the event of loss or settlement on such claims.

The Company may become involved in various legal and administrative actions arising in the normal course of business. These could include actions raised by taxing authorities challenging the employment status of consultants utilized by the Company. In addition, customer bankruptcies could result in additional claims on collected balances for professional services near the bankruptcy filing date. While the resolution of any of such actions, claims, or the matters described above may have an impact on the financial results for the period in which it is resolved, the Company believes that the ultimate disposition of these matters will not have a material adverse effect upon its consolidated results of operations, cash flows or financial position.

14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

In management's opinion, the interim financial data below reflect all adjustments necessary to fairly state the results of the interim period presented. Adjustments are of a normal recurring nature necessary for a fair presentation of the information for the periods presented. Results of any one or more quarters are not necessarily indicative of annual results or continuing trends.

                                                               (AMOUNTS IN THOUSANDS)
                                                                 2002 QUARTERS ENDED
                                                  --------------------------------------------------------
                                                  March 30,      June 29,     September 28,   December 28,
                                                  --------       --------     -------------   ------------
Revenues ...................................      $  7,268       $  9,927       $  8,756        $  8,644
Cost of Services:
  Direct cost of services...................         3,674          4,264          4,372           4,545
  Equity related charges....................           495            177            110             (61)
                                                  --------       --------       --------        --------
          Total cost of services............         4,169          4,441          4,482           4,484
                                                  --------       --------       --------        --------
Gross Profit ...............................         3,099          5,486          4,274           4,160
Operating Expenses:
  Selling, general and administrative.......         5,510          7,507          4,737           5,269
  Depreciation and amortization.............           581            989            739           1,526
  Equity related charges....................           163            117             32              41
  Goodwill impairment                                                                             25,165
                                                  --------       --------       --------        --------
          Total operating expenses..........         6,254          8,613          5,508          32,001
                                                  --------       --------       --------        --------
Loss From Operations........................        (3,155)        (3,127)        (1,234)        (27,841)
Other Income:

  Interest income...........................           310            212            243             231
  Other, net................................           (11)            (4)            (8)            (14)
                                                  --------       --------       --------        --------
          Total other income................           299            208            235             217
                                                  --------       --------       --------        --------
Loss Before Income Tax Benefit
 And Cumulative Effect of a Change
 in Accounting Principle                            (2,856)        (2,919)          (999)        (27,624)
Income Tax Benefit .......                           1,191          1,097            351           9,496
                                                  --------       --------       --------        --------
Loss Before Cumulative Effect of a
 Change in Accounting Principle                     (1,665)        (1,822)          (648)        (18,128)
Cumulative Effect of Change in Accounting
 Principle, Net of Tax Benefit of $760              (1,140)

                                                  --------       --------       --------        --------
Net Loss                                            (2,805)        (1,822)          (648)        (18,128)
Other Comprehensive Income (Loss)
  Foreign currency translation adjustment...           (33)            15            108               6
                                                  --------       --------       --------        --------
Comprehensive Loss ................               $ (2,838)      $ (1,807)      $   (540)       $(18,122)
                                                  ========       ========       ========        ========
Loss Before Cumulative Effect of
 a Change in Accounting Principle Per
 Common Share
  Basic                                           $  (0.05)      $  (0.05)      $  (0.02)       $  (0.54)
                                                  ========       ========       ========        ========
  Diluted                                         $  (0.05)      $  (0.05)      $  (0.02)       $  (0.54)
                                                  ========       ========       ========        ========
Cumulative Effect of a Change in Accounting
 Principle Per Common Share
  Basic                                           $  (0.04)
                                                  ========
  Diluted                                         $  (0.04)
                                                  ========
Net Loss Per Common Share
  Basic.....................................      $  (0.09)      $  (0.05)      $  (0.02)       $  (0.54)
                                                  ========       ========       ========        ========
  Diluted...................................      $  (0.09)      $  (0.05)      $  (0.02)       $  (0.54)
                                                  ========       ========       ========        ========
Shares Used in Calculation of Net Loss Per
 Common Share
  Basic.....................................        31,032         33,259         33,297          33,329
                                                  ========       ========       ========        ========
  Diluted...................................        31,032         33,259         33,297          33,329
                                                  ========       ========       ========        ========

For the period ending March 30, 2002, net loss and basic and diluted net loss per common share differ from the amounts previously reported by the Company on Form 10-Q as filed with the Securities and Exchange Commission on May 13, 2002. The Company had previously reported a net loss of $1,665 and a basic and diluted net loss per common share of $0.05 for the thirteen weeks ended March 30, 2002, compared to the net loss of $2,805 and basic and diluted net loss per common share of $0.09 as shown above for the same period. The additional loss was attributable to the Company's completion of the goodwill impairment test required under SFAS No. 142 "Accounting for Goodwill and Intangible Assets" during the second quarter of 2002. In accordance with the adoption provisions of SFAS 142, the goodwill impairment loss was reported as a cumulative effect of a change in accounting principle and retroactively recognized in the first quarter of fiscal year 2002.


                                                               (AMOUNTS IN THOUSANDS)
                                                                 2001 QUARTERS ENDED
                                                  --------------------------------------------------------
                                                  March 31,      June 30,     September 29,   December 29,
                                                  --------       --------     -------------   ------------
Revenues ...................................      $ 18,334       $ 13,691       $ 12,231        $ 10,576
Cost of Services:
  Direct cost of services ..................         9,544          6,892          5,774           5,137
  Equity related charges ...................           413            707            631             570
                                                  --------       --------       --------        --------
          Total cost of services ...........         9,957          7,599          6,405           5,707
                                                  --------       --------       --------        --------
Gross Profit ...............................         8,377          6,092          5,826           4,869
Operating Expenses:
  Selling, general and administrative ......         5,310          3,837          4,023           3,770
  Depreciation and amortization ............                          600            574             649
  Equity related charges ...................           198            261            211             173
                                                  --------       --------       --------        --------
          Total operating expenses .........         5,508          4,698          4,808           4,592
                                                  --------       --------       --------        --------
Income From Operations .....................         2,869          1,394          1,018             277
Other Income:

  Interest income ..........................           721            692            611            410
  Other, net ...............................           (15)            (3)            (6)             2
                                                  --------       --------       --------       --------
          Total other income ...............           706            689            605            412
                                                  --------       --------       --------       --------
Income Before Provision for Income Taxes ...         3,575          2,083          1,623            689
Provision for Income (Taxes) Benefit .......        (1,238)          (655)          (492)            24
                                                  --------       --------       --------       --------
Net Income .................................         2,337          1,428          1,131            713
Other Comprehensive Income (Loss)
  Foreign currency translation adjustment ..           (45)            (3)            18             12
                                                  --------       --------       --------       --------
Comprehensive Income .......................      $  2,292       $  1,425       $  1,149       $    725
                                                  ========       ========       ========       ========
Net Income Per Common Share
  Basic ....................................      $   0.08       $   0.05       $   0.04       $   0.02
                                                  ========       ========       ========       ========
  Diluted ..................................      $   0.08       $   0.05       $   0.04       $   0.02
                                                  ========       ========       ========       ========
Shares Used in Calculation of Net Income Per
 Common Share
  Basic ....................................        29,490         29,560         29,737         30,161
                                                  ========       ========       ========       ========
  Diluted ..................................        30,276         30,491         30,756         31,396
                                                  ========       ========       ========       ========

With the acquisition of Tri-Com in September 2001, the Company determined it had four operating segments, of which three are aggregated in one reportable segment, the Management Consulting Services segment, and the remaining segment in All Other. See Note 5 for segment information for fiscal years 2002, 2001 and 2000. The fiscal year 2001 quarterly results of operations have not been restated to disclose segment information. Revenues from external customers and operating income for the Management Consulting Services segment in the quarter ended December 29, 2001 were approximately $10.3 million and $1.4 million, respectively.

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held in June 2003 (the "Proxy Statement") contains, under the captions "Election of Directors," "Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" the information required by Item 10 of this Form 10-K, which information is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

The Proxy Statement contains under the captions "Election of Directors," "Executive Compensation," "Compensation Committee Report" and "Company Performance" the information required by Item 11 of this Form 10-K, which information is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Proxy Statement contains under the caption "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" and "Equity Compensation Plan Information" the information required by Item 12 of this Form 10-K, which information is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Proxy Statement contains under the caption "Certain Relationships and Transactions with Related Persons" the information required by Item 13 of this Form 10-K, which information is incorporated herein by this reference.

ITEM 14. CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report. Based on that review and evaluation, the CEO and CFO have concluded that the Company's current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report on Form
    10-K:

(1) The response to this portion of Item 15 is set forth in Item 8 of Part II hereof.

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

(b) Reports on Form 8-K

The Company filed a Form 8-K on December 2, 2002 with the Securities and Exchange Commission announcing the elevation of President, CEO and Director, Richard P. Nespola, to the post of the Chairman of the Board of Directors.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Overland Park, State of Kansas, on the 28th day of March 2003.

                       THE MANAGEMENT NETWORK GROUP, INC.

                  By:       /s/ RICHARD P. NESPOLA
                     ------------------------------------
                                Richard P. Nespola
                              Chairman of the Board,
                               President and Chief
                                Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

            SIGNATURE                        TITLE                   DATE
            ---------                        -----                   ----
    /s/ RICHARD P. NESPOLA          Chairman of the Board,      March 28, 2003
-------------------------------      President and Chief
        Richard P. Nespola            Executive Officer
                                    (Principal executive
                                            officer)

    /s/ DONALD E. KLUMB          Chief Financial Officer and    March 28, 2003
-------------------------------       Treasurer (Principal
        Donald E. Klumb               financial officer and
                                      principal accounting
                                            officer)

    /s/ MICKY K. WOO                       Director             March 28, 2003
-------------------------------
        Micky K. Woo

    /s/ GRANT G. BEHRMAN                   Director             March 28, 2003
-------------------------------
        Grant G. Behrman

    /s/ WILLIAM M. MATTHES                 Director             March 28, 2003
-------------------------------
        William M. Matthes

   /s/ STEPHEN B. BRODEUR                  Director             March 28, 2003
-------------------------------
        Stephen B. Brodeur

    /s/ ANDREW LIPMAN                      Director             March 28, 2003
-------------------------------
        Andrew Lipman

    /s/ ROY A. WILKENS                     Director             March 28, 2003
-------------------------------
        Roy A. Wilkens

    /s/ FRANK SISKOWSKI                    Director             March 28, 2003
-------------------------------
        Frank Siskowski

                                 CERTIFICATIONS

I, Richard P. Nespola, Chairman of the Board, President and Chief Executive Officer of The Management Network Group, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of The Management Network Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003
                                                By: /s/ Richard P. Nespola
                                            Chairman of the Board, President and
                                                 Chief Executive Officer

I, Donald E. Klumb, Chief Financial Officer and Treasurer of The Management Network Group, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of The Management Network Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                                               By: /s/  Donald E. Klumb
                                           Chief Financial Officer and Treasurer

In connection with this annual report on Form 10-K of The Management Network Group, Inc., I, Richard P. Nespola, Chairman of the Board, President and Chief Executive Officer of the registrant certify that:

1. this annual report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in this annual report fairly presents, in all material respects, the financial condition and results of operations of the registrant for and as of the end of such year.

Date: March 28, 2003

                                               By: /s/ Richard P. Nespola
                                            Chairman of the Board, President
                                               and Chief Executive Officer

In connection with this annual report on Form 10-K of The Management Network Group, Inc., I, Donald E. Klumb, Chief Financial Officer and Treasurer of the registrant certify that:

1. this annual report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in this annual report fairly presents, in all material respects, the financial condition and results of operations of the registrant for and as of the end of such year.

Date: March 28, 2003

                                                 By: /s/ Donald E. Klumb
                                           Chief Financial Officer and Treasurer

                                INDEX TO EXHIBITS

The following is a list of exhibits filed as part of this report.

EXHIBIT
NUMBER                       DESCRIPTION OF DOCUMENT
-------                      -----------------------
INDEX TO EXHIBITS
  3.1*     Certificate of Incorporation of the registrant

  3.2      Amendment to the Bylaws of the registrant

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

10.13* Amended Lease Agreement between Lighton Plaza L.L.C. and the registrant dated December 21, 2000

10.14*     Lease between The American Occupational Therapy Association, Inc. and
           The Weathersby Group, Inc. dated January 18, 1999

10.15*     Amended Lease Agreement between The American Occupational Therapy
           Association, Inc. and TWG Marketing, Inc. dated December 5, 2000

10.16*     2000 Supplemental Stock Plan and form of agreements thereunder

10.17*     Lease between HANSON PALMER II ASSOCIATES LIMITED PARTNERSHIP and Tri-
           Com Computer Services, Inc. dated January 20, 1998

10.18*     Amended Lease Agreement between Hanson Palmer II Associated Limited
           Partnership and Tri-Com Computer Services, Inc. dated April 15, 1999

 21.1      List of subsidiaries of TMNG, Inc.

 23.1      Consent of Deloitte & Touche LLP

 24.1      Power of attorney (see page 61)

         * Previously filed