Form 10-Q
period 2003-03-29
MANAGEMENT NETWORK GROUP INC
filed 2003-05-13
CIK 1094814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                        (x) Quarterly report pursuant to
           Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 29, 2003

                                       or

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

                                  913-345-9315
               Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of May 1, 2003 TMNG had outstanding 33,383,297 shares of common stock.

                       THE MANAGEMENT NETWORK GROUP, INC.
                                      INDEX


                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION:
   ITEM 1. Consolidated Condensed Financial Statements:

           Consolidated Condensed Balance Sheets - March 29, 2003
             (unaudited) and December 28, 2002 ..........................      3

           Consolidated Condensed Statements of Operations and
             Comprehensive Loss (unaudited) - Thirteen weeks
             ended March 29, 2003 and March 30, 2002 ....................      4

           Consolidated Condensed Statements of Cash Flows
             (unaudited) - Thirteen weeks ended March 29, 2003
             and March 30, 2002 .........................................      6

           Notes to Consolidated Condensed Financial Statements
             (unaudited) ................................................      8

   ITEM 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations ..............     12

   ITEM 3.  Quantitative and Qualitative Disclosures About
             Market Risk ................................................     15

   ITEM 4.  Controls and Procedures .....................................     15

PART II. OTHER INFORMATION

   ITEM 1.  Legal Proceedings ...........................................     15

   ITEM 6.  Exhibits and Reports on Form 8-K ............................     15

   Signatures............................................................     15

   Certifications........................................................     16

   Exhibits..............................................................     18

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                       THE MANAGEMENT NETWORK GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In thousands, except share data)


                                                                                            (unaudited)
                                                                       December 28,           March 29,
                                                                           2002                 2003
                                                                       ------------         ------------
CURRENT ASSETS:
  Cash and cash equivalents ................................            $  53,786             $  54,385
  Receivables:
    Accounts receivable ....................................                5,597                 4,284
    Accounts receivable - unbilled .........................                4,232                 3,923
                                                                       ------------         ------------
                                                                            9,829                 8,207
    Less: Allowance for doubtful accounts ..................                 (471)                 (633)
                                                                       ------------         ------------
                                                                            9,358                 7,574
  Deferred income taxes                                                       494                   645
  Refundable income taxes                                                   4,277                 5,118
  Prepaid and other assets .................................                1,723                 1,370
                                                                       ------------         ------------
            Total current assets ...........................               69,638                69,092
                                                                       ------------         ------------
Property and Equipment, net ................................                2,285                 2,065
Goodwill      ..............................................               31,308                31,308
Customer relationships, net                                                 5,092                 4,757
Identifiable intangible assets, net ........................                2,362                 2,006
Deferred tax assets .........................................              14,272                13,904
Other assets ...............................................                  502                   452
                                                                       ------------         ------------
Total Assets ...............................................            $ 125,459             $ 123,584
                                                                       ============         ============
CURRENT LIABILITIES:
  Trade accounts payable ...................................            $   1,170             $     820
  Accrued payroll, bonuses and related expenses ............                2,105                 1,888
  Other accrued liabilities ................................                1,964                 2,241
  Unfavorable and capital lease obligations                                   921                   973
                                                                       ------------         ------------
            Total current liabilities ......................                6,160                 5,922

Unfavorable and capital lease obligations ...............                   3,573                 3,365

STOCKHOLDERS' EQUITY
  Common Stock: ............................................                   33                    33
    Voting - $.001 par value, 100,000,000 shares authorized;
    33,347,228 and 33,346,626 issued and outstanding on
    December 28, 2002 and March 29, 2003, respectively
  Additional paid-in capital ...............................              155,509               155,279
  Accumulated deficit ......................................              (39,866)              (41,097)
  Accumulated other comprehensive income -
   Foreign currency translation adjustment .................                  113                    99
  Unearned compensation ....................................                  (63)                  (17)
                                                                       ------------         ------------
           Total stockholders' equity ......................              115,726               114,297
                                                                       ------------         ------------
Total Liabilities and Stockholders' Equity .................            $ 125,459             $ 123,584
                                                                       ============         ============



See notes to consolidated condensed financial statements.

                       THE MANAGEMENT NETWORK GROUP, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND
                               COMPREHENSIVE LOSS
                      (In thousands, except per share data)
                                   (unaudited)



                          For the Thirteen Weeks Ended
                                                 ------------------------------
                                                 March 30,            March 29,
                                                   2002                 2003
                                                 ---------            ---------
Revenues ...............................         $  7,268             $  7,406
Cost of Services:
  Direct cost of services ..............            3,674                3,682
  Equity related charges (benefit) .....              495                  (20)
                                                 ---------            ---------
    Total cost of services .............            4,169                3,662
                                                 ---------            ---------
Gross Profit ...........................            3,099                3,744
Operating Expenses:
  Selling, general and
     administrative ....................            5,510                4,880
  Depreciation and amortization                       581                  945
  Equity related charges ...............              163                   11
                                                 ---------            ---------
    Total operating expenses ...........            6,254                5,836
                                                 ---------            ---------
Loss From Operations ..........                    (3,155)              (2,092)
Other Income
  Interest income ......................              310                  177
  Other, net ...........................              (11)                 (17)
                                                 ---------            ---------
    Total other income .................              299                  160
                                                 ---------            ---------
Loss Before Income Tax Benefit And
 Cumulative Effect of a Change in
 Accounting Principle ..................           (2,856)              (1,932)
Income Tax Benefit .........                        1,191                  701
                                                 ---------            ---------
Loss Before Cumulative Effect of a
 Change in Accounting Principle.........           (1,665)              (1,231)
Cumulative Effect of a Change in
 Accounting Principle, Net of Tax
 Benefit of $760                                   (1,140)
                                                 ---------            ---------
Net Loss                                           (2,805)              (1,231)
Other Comprehensive Item -
  Foreign currency translation
    adjustment .........................              (33)                 (14)
                                                 ---------            ---------
Comprehensive Loss ............                  $ (2,838)            $ (1,245)
                                                 =========            =========
Loss Before Cumulative Effect of
 a Change in Accounting Principle
 Per Common Share
  Basic and Diluted                              $  (0.05)            $  (0.04)
                                                 =========            =========
Cumulative Effect of a Change in
 Accounting Principle Per Common Share
  Basic and Diluted                              $  (0.04)
                                                 =========
Net Loss Per Common Share
  Basic and Diluted                              $  (0.09)            $  (0.04)
                                                 =========            =========
Shares Used in Calculation of Loss
 Before Cumulative Effect of a Change
 in Accounting Principle and Net Loss
 Per Common Share
  Basic and Diluted .....................          31,032               33,347
                                                 =========            =========





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

                       THE MANAGEMENT NETWORK GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                                      For the Thirteen Weeks Ended
                                                                     -------------------------------
                                                                      March 30,           March 29,
                                                                       2002                  2003
                                                                     ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .....................................                     $ (2,805)            $ (1,231)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
     Cumulative change in accounting principle                          1,900
     Depreciation and amortization ......................                 581                  945
     Equity related charges (benefit) ...................                 658                   (9)
     Income tax benefit (charge) recognized upon exercise
        of stock options ......................                            24                  (13)
     Deferred income taxes ................                              (866)                  56
     Loss on retirement of assets ......................                  140
     Other changes in operating assets and
      liabilities, net of business acquisitions:
          Accounts receivable ...........................               2,481                1,475
          Accounts receivable - unbilled ................                 260                  309
          Other assets ..................................                 577                  367
          Refundable income taxes                                      (1,027)                (841)
          Trade accounts payable ........................                 406                 (350)
          Accrued liabilities ...........................                (693)                  25
                                                                     ----------           ----------
             Net cash provided by operating
              activities ................................               1,636                  733
                                                                     ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of business, net of cash acquired .........             (30,797)
  Acquisition of property and equipment .................                 (89)                 (10)
                                                                     ----------           ----------
             Net cash used in investing
              activities ................................             (30,886)                 (10)
                                                                     ----------           ----------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Payments made on long-term obligations ................                 (51)                (122)
  Proceeds from exercise of options ....................                  190                   12
                                                                     ----------           ----------
             Net cash provided by (used in) financing
               activities ...............................                 139                 (110)
                                                                     ----------           ----------
Effect of exchange rate on cash and cash
 equivalents ............................................                 (33)                 (14)
                                                                     ----------           ----------
Net increase (decrease) in cash and cash equivalents ....             (29,144)                 599
Cash and cash equivalents, beginning of period ..........              86,396               53,786
                                                                     ----------           ----------
Cash and cash equivalents, end of period ................            $ 57,252             $ 54,385
                                                                     ==========           ==========
Supplemental disclosure of cash flow information:

Cash paid during period for interest ....................            $     11             $     17
                                                                     ==========           ==========
Cash paid during period for taxes .......................            $     33             $     98
                                                                     ==========           ==========

Supplemental disclosure of non-cash investing and
  financing transactions --
    Fair value of assets acquired .......................            $ 53,764
    Liabilities incurred or assumed .....................            $ (7,301)
    Common stock issued .................................            $ 13,480



See notes to consolidated condensed financial statements.

                       THE MANAGEMENT NETWORK GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Basis of Reporting

The accompanying consolidated condensed financial statements of The Management Network Group, Inc. (the "Company") as of March 29, 2003, and for the thirteen weeks ended March 29, 2003 and March 30, 2002, are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the Company's consolidated condensed financial position, results of operations, and cash flows as of these dates and for the periods presented. The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Consequently, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements nor those normally made in the Company's annual report on Form 10-K. Accordingly, reference should be made to the Company's annual report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies.

Stock Based Compensation

During the thirteen weeks ended March 29, 2003, the Company granted approximately 510,000 stock options to employees at a weighted average exercise price of $1.42. During the same period, the Company recorded a net credit to compensation expense of $9,000, attributable primarily to the forfeiture of unvested stock options by employees, partially offset by the recognition of compensation expense on pre-initial public offering grants of stock options. During the thirteen weeks ended March 30, 2002, the Company granted approximately 64,000 stock options to employees at a weighted average price of $6.53 and recorded net compensation expense related to all stock options of $227,000. The Company also recorded equity related charges of $431,000 during the first quarter of 2002 for a previously issued warrant. The warrant was fully amortized by the Company during the second quarter of fiscal 2002.

The Company utilizes an intrinsic value methodology in accounting for stock based compensation for employees and certain non-employee directors in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related Interpretations, and accounts for stock-based compensation for non-employees utilizing a fair value methodology in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure." If compensation cost for the Company's APB 25 grants and the employee stock purchase plan had been determined under SFAS No. 123, based upon the fair value at the grant date, consistent with the Black-Scholes option pricing methodology, the Company's net loss for the thirteen weeks ended March 30, 2002 and March 29, 2003 would have increased by approximately $1.2 million and $0.7 million, respectively. For purposes of pro forma disclosures required under the provisions of SFAS No. 123, as amended by SFAS No. 148, the estimated fair value of options is amortized to pro forma expense over the options' vesting period. The following table contains pro forma information for the thirteen weeks ended March 30, 2002 and March 29, 2003 (in thousands, except per share amounts):


                              THIRTEEN WEEKS ENDED
                                                 -------------------------------
                                                 MARCH 30, 2002   MARCH 29, 2003
                                                 --------------   --------------
Net loss, as reported:                               $(2,805)        $(1,231)
  Deduct: Incremental stock-based employee
   compensation expense determined under fair
   value based method for all awards, net of
   related tax effects                                (1,236)           (736)
                                                 --------------   --------------
Pro forma net loss                                   $(4,041)        $(1,967)
                                                 ==============   ==============

Loss per share
  Basic and diluted, as reported                     $ (0.09)        $ (0.04)
                                                 ==============   ==============
  Basic and diluted, pro forma                       $ (0.13)        $ (0.06)
                                                 ==============   ==============

2. Loss Per Share

The Company calculates and presents loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. In accordance with the provisions of SFAS No. 128 "Earnings Per Share", the Company has not included the effect of common stock options in the calculation of diluted loss per share for the thirteen weeks ended March 30, 2002 and March 29, 2003 as the Company reported a loss from continuing operations for both periods and the effect would have been antidilutive. The weighted average shares of common stock outstanding for basic and diluted loss per share for the thirteen weeks ended March 30, 2002 and March 29, 2003 were 31,032,000 and 33,347,000, respectively. Had the Company reported net income for the thirteen weeks ended March 30, 2002 and March 29, 2003, the treasury method of calculating common stock equivalents would have resulted in approximately 1,082,000 and 110,000 additional diluted shares, respectively.


3. Business Combinations

On March 6, 2002, TMNG purchased the business and primary assets of CSMG, a Delaware corporation, of Boston, Massachusetts. CSMG provides high-end advisory services to global communication service and equipment providers and investment firms that provide capital to the industry. CSMG's range of business strategy services include analyses of industry and competitive environments; product and distribution strategies; finance, including business case development, modeling, cost analysis and benchmarking; and due diligence and risk assessment. The acquisition, recorded under the purchase method of accounting, resulted in a total purchase price of approximately $46.5 million, of which approximately $36.2 million was allocated to goodwill. Consideration consisted of $33.0 million cash and 2,892,800 shares of TMNG Common Stock valued at approximately $13.5 million. Share consideration was calculated in accordance with the Asset Purchase Agreement at a fixed price of $4.66 per share. All shares are restricted from trading for one year from the closing. Additionally, the Company incurred direct costs of approximately $2.3 million related to the acquisition and recorded this amount as an increase to purchase price.

The operating results of CSMG have been included in the Consolidated Condensed Statements of Operations and Comprehensive Loss from the date of the purchase.

The following reflects pro forma combined results of the Company and CSMG as if the acquisition had occurred as of December 30, 2001. In management's opinion, this pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined entities.




     (in thousands, except per share amounts)           March 30,
                                                          2002
                                                       -----------
     Total revenues                                    $    9,495
     Loss before cumulative effect of a change         $   (1,896)
      in accounting principle
     Net loss                                          $   (3,036)
     Basic and diluted loss before cumulative
      effect of a change in accounting principle
      per common share                                 $    (0.06)
     Basic and diluted loss per common share           $    (0.10)


The Company adopted the provisions of SFAS No. 142 "Accounting for Goodwill and Intangible Assets" in connection with goodwill and other intangible assets acquired in the purchase of The Weathersby Group, Inc., Tri-Com Computer Services, Inc., and Cambridge Strategic Management Group, Inc. In accordance with certain provisions of the Statement, goodwill has not been amortized beginning in fiscal year 2002. Upon the adoption of SFAS No. 142, the Company recorded a goodwill impairment loss related to the Management Consulting Segment of approximately $1.9 million and has reflected this amount as a cumulative change in accounting principle, net of tax benefit, in the Statement of Operations and Comprehensive Loss. The Company did not acquire goodwill or record goodwill impairment losses in the first quarter of fiscal 2003.

4. Contingencies

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

In 2002 the Company received demands aggregating approximately $1.2 million by the bankruptcy trustees of several former clients in connection with collected balances near the customers' respective bankruptcy filing dates. Although the Company does not believe it received any preference payments from these former clients and plans to vigorously defend its position, the Company has established reserves of $886,000 which it believes are adequate in the event of loss or settlement on such claims.

The Company may become involved in various legal and administrative actions arising in the normal course of business. These could include actions brought by taxing authorities challenging the employment status of consultants utilized by the Company. In addition, customer bankruptcies could result in additional claims on collected balances for professional services near the bankruptcy filing date. While the resolution of any of such actions, claims, or the matters described above may have an impact on the financial results for the period in which it is resolved, the Company believes that the ultimate disposition of these matters will not have a material adverse effect upon its consolidated results of operations, cash flows or financial position.

5. Loans to Officers

During the third quarter of fiscal year 2001, three executive officers of the Company received stock options at fair market value in lieu of receiving their cash base compensation, which subsequently resumed in the first quarter of fiscal year 2002. To assist in meeting the cash flow needs of the officers who reduced their compensation, the Company provided lines of credit, collateralized by Company common stock held by such officers. In June 2002, one of the officers retired from the Company, and his line of credit was cancelled. The maximum aggregate amount available for borrowing under the loan agreements between the two remaining officers and the Company is $1,050,000. Aggregate borrowings against the lines of credit at March 30, 2002 and March 29, 2003 totaled $200,000 and $300,000, respectively. In accordance with the loan provisions, the interest rate charged on the loans is equal to the Applicable Federal Rate
(AFR), as announced by the Internal Revenue Service, for short-term obligations (with annual compounding) in effect for the month in which the advance is made, until fully paid. Pursuant to the Sarbanes-Oxley Act, no further loan agreements may be made by the Company to or arranged by the Company for its executive officers.

6. Business Segments

The Company has identified its segments based on the way management organizes the Company to assess performance and make operating decisions regarding the allocation of resources.

Based on an analysis of the criteria in SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information," the Company has concluded it has five operating segments, of which four are aggregated in one reportable segment, the Management Consulting Services segment, and the remaining segment in All Other. Management Consulting Services includes business strategy and planning, marketing and customer relationship management, operating system support, revenue assurance, corporate investment services, networks, and business model transformation. All Other consists of computer hardware commissions and rebates received in connection with the procurement of hardware for third parties. The accounting policies for the segments are the same as those described in the summary of significant accounting policies. Management evaluates segment performance based upon Loss from Operations, excluding equity related charges (benefits) and intangibles amortization. There are no intersegment sales.

Summarized financial information concerning the Company's reportable segments is shown in the following table (amounts in thousands):




                                                  -----------------------------------------------------------------------
                                                       Management            All            Not Assigned
                                                  Consulting Services       Other            to Segments          Total
                                                  -------------------     ---------         -------------       ---------
For the thirteen weeks ended March 30, 2002:
Net sales to external customers                        $   7,074          $     194                             $   7,268
Loss from operations                                   $  (2,113)                 8          $  (1,050)         $  (3,155)
Total assets                                           $  11,406                             $ 136,324          $ 147,730

For the thirteen weeks ended March 29, 2003:
Net sales to external customers                        $   7,240          $     166                             $   7,406
Loss from operations                                   $  (1,504)         $     118          $    (706)         $  (2,092)
Total assets                                           $   7,769          $      11          $ 115,804          $ 123,584


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

Reconciling information between reportable segments and the Company's totals is shown in the following table (amounts in thousands):




                                                   THIRTEEN WEEKS ENDED
                                          --------------------------------------
                                          March 30, 2002          March 29, 2003
                                          --------------          --------------
Operating losses
Total operating losses for
 reportable segments                          $(2,105)                $(1,386)
Equity related charges (benefits)                (658)                      9
Intangibles amortization                         (392)                   (715)
                                          --------------          --------------
Loss from operations                          $(3,155)                $(2,092)
                                          ==============          ==============

7. Customer Relationships and Other Identifiable Intangible Assets

Included in the Company's consolidated balance sheet as of the end of the latest fiscal year end, December 28, 2002, and the end of the first quarter, March 29, 2003, are the following identifiable intangible assets (amounts in thousands):



                              December 28, 2002               March 29, 2003
                          ------------------------      ------------------------
                                      Accumulated                   Accumulated
                           Cost       Amortization        Cost      Amortization
                          -------     ------------      -------     ------------
Customer relationships    $ 6,790       $(1,698)        $ 6,790       $(2,033)
Employment agreements       3,200        (1,042)          3,200        (1,354)
Tradename                     350          (146)            350          (190)
Covenant not to compete       203          (132)            203          (156)
                          -------       -------         -------       -------
Total                     $10,543       $(3,018)        $10,543       $(3,733)
                          =======       =======         =======       =======



Intangible amortization expense for the thirteen weeks ended March 30, 2002 and March 29, 2003 was $392,000 and $715,000, respectively. Intangible amortization expense is estimated to be approximately $2.8 million for fiscal year 2003, $2.2 million in fiscal year 2004, $1.3 million in fiscal year 2005, $1.0 million in fiscal year 2006 and $0.2 million in fiscal year 2007.


8. Significant Customer Contracts

On December 10, 1999, the Company entered into a consulting services agreement with a significant customer under which such customer committed to $22 million of consulting fees over a three-year period commencing January 1, 2000. The agreement was extended in April 2002 for two additional years beyond the original term of the agreement, in exchange for an expanded preferred contractor relationship and immediate commitment to a significant consulting arrangement. As of March 29, 2003, $16.4 million of consulting fees had been recognized in connection with the agreement from the commencement date.

In August 2002, the Company entered into a gain sharing consulting services agreement with a significant customer, under which the Company earns revenue based upon project success as contractually defined. Due to the contingent nature of this project, all project costs have been expensed as incurred, due to the lack of an indication that an economic resource has been created. Additionally, the Company has not recognized any revenue on the project as of March 29, 2003, as the revenue is not realizable or earned at this time. Total project cost recognized in loss from operations on the Company's Consolidated Condensed Statement of Operations and Comprehensive Loss for the first quarter of fiscal 2003 in connection with the project was approximately $83,000. Total costs recognized on the project from inception total $494,000.

9. Letter of Credit

In March 2002, the Company entered into a $1.0 million standby letter of credit ("LOC") facility with a financial institution in connection with the Cambridge Strategic Management Group, Inc. ("CSMG") acquisition. The LOC was required as part of the assignment of the leased office space from CSMG to the Company. The LOC was collateralized by the Company with a $1.0 million cash deposit to the above financial institution. The LOC provides for reduction dates of the amount deposited with the financial institution during the LOC term as follows (amounts in thousands):



                 Reduction Date           Amount
                -----------------        -------
                5/15/02 - 5/15/03           $886
                5/15/03 - 5/15/04           $633
                5/15/04 - 5/15/05           $380
                5/15/05 - 2/28/11           $273


The Company would be required to perform under the agreement in the event it was to default on balances due and owing the landlord on the leased office space.

This amount is included in "Cash and Cash Equivalents" on the Company's consolidated condensed balance sheet as of March 29, 2003. An obligation has not been recorded in connection with the LOC on the Company's consolidated condensed balance sheet as of March 29, 2003.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this quarterly report contains forward-looking statements. Certain risks and uncertainties could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business - Risk Factors" in the Company's annual report on Form 10-K for the fiscal year ended December 28, 2002. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date of this report. We undertake no obligation to revise, or publicly release the results of any revision to, these forward-looking statements. Readers should carefully review the risk factors described in our annual report and in other documents that we file from time to time with the Securities and Exchange Commission.

The following should be read in connection with Management's Discussion and Analysis of Financial Condition and Results of Operations as presented in the Company's annual report on Form 10-K for the fiscal year ended December 28, 2002.

CRITICAL ACCOUNTING POLICIES

While the selection and application of any accounting policy may involve some level of subjective judgments and estimates, we believe the following accounting policies are the most critical to our consolidated financial statements, potentially involve the most subjective judgments in their selection and application, and are the most susceptible to uncertainties and changing conditions:

-    Allowance for Doubtful Accounts

-    Fair Value Accounting of Acquired Businesses

-    Impairment of Goodwill and Other Intangible Assets

-    Revenue Recognition

-    Deferred Income Tax Assets

Allowance for Doubtful Accounts - Substantially all of our receivables are owed by companies in the communications industry. We typically bill customers for our services after all or a portion of the services have been performed and require customers to pay immediately. We attempt to control our credit risk by being diligent in credit approvals, limiting the amount of credit extended to customers and monitoring our customers' payment record and credit status as work is being performed for them.

We recorded bad debt expense in the amount of $200,000 and $500,000 for the first quarter of fiscal years 2003 and 2002, respectively, and our allowance for doubtful accounts totaled $633,000 and $1,008,000 at the end of the first quarter of fiscal years 2003 and 2002, respectively. The calculation of these amounts is based on our judgment about the anticipated default rate on receivables owed to us as of the end of the reporting period. That judgment was based on our uncollected account experience in prior years and our ongoing evaluation of the credit status of our customers and the communications industry in general.

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

Impairment of Goodwill and Other Intangible Assets - Goodwill and other intangible assets arising from our acquisitions, as discussed above, are subjected to periodic review for impairment. SFAS No. 142 requires an annual evaluation at the reporting unit level of the fair value of goodwill and compares the calculated fair value of the reporting unit to its book value to determine whether an impairment has been deemed to occur. Any impairment charge would be based on the most recent estimates of the recoverability of the recorded goodwill and intangibles balances. If the remaining book value assigned to goodwill and other intangible assets acquired in an acquisition is higher than the amounts the Company currently would expect to realize based on updated financial and cash flow projections from the reporting unit, there is a requirement to write down these assets. The Company recorded goodwill impairment charges in fiscal year 2002 in accordance with the provisions of SFAS No. 142.

Revenue Recognition - Historically, most of our consulting practice contracts have been on a time and material basis, in which customers are billed for time and materials expended in performing their contracts. We have recognized revenue from those types of customer contracts in the period in which our services are performed.

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

Deferred Income Tax Assets - The Company has generated substantial deferred tax assets primarily from the accelerated financial statement write-off of goodwill and the charge to compensation expense taken related to stock options. For the Company to realize the income tax benefit of these assets, it must generate sufficient taxable income in future periods when such deductions are allowed for income tax purposes. In assessing whether a valuation allowance is needed in connection with the Company's deferred income tax assets, management has evaluated the ability of the Company to carryback tax losses to prior years that reported positive taxable income, and the ability of the Company to generate sufficient taxable income in future periods to utilize the benefit of the deferred income tax assets. Such projections of future taxable income require significant judgments and estimates by the Company. As of March 29, 2003, valuation allowances were not established in connection with the deferred income tax assets. In future periods, if the Company does not believe it will be able to recognize the benefits of the deferred income tax assets, an impairment of the deferred income tax assets will be recorded, resulting in a charge to net income.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED MARCH 29, 2003 COMPARED TO THIRTEEN WEEKS ENDED MARCH 30, 2002

                                    REVENUES

Revenues increased 1.9% to $7.4 million for the first quarter of fiscal year 2003 from $7.3 million for the first quarter of fiscal year 2002. The increase in revenues was due primarily to the inclusion of the revenue of TMNG Strategy, Inc. ("TMNG Strategy" or "CSMG") for the entire quarter versus one month, which was acquired by the Company in March 2002, offset by a reduction of management consulting demand by the communications and technology industry resulting primarily from adverse macroeconomic events in the communications industry, including continued reductions in capital funding, business failures, and industry restructurings and reorganizations. Additionally, our international revenue base decreased to 4.6% of our revenues in the first quarter of fiscal year 2003, from 5.9% in the first quarter of 2002, due primarily to the domestic revenue generated by our recently acquired subsidiary, TMNG Strategy and the decline in services provided to international customers related to similar adverse macroeconomic events in those markets. TMNG Strategy revenues for the first quarter of 2003 represented 38.8% of consolidated revenues, compared to 20.4% of consolidated revenues for the period beginning March 6, 2002 (Acquisition Date) through the end of the first quarter of fiscal year 2002. Non-consulting revenues recognized by TMNG Technologies represented 2.2% and 1.8% of consolidated revenues for the first quarters of fiscal year 2003 and 2002, respectively, and related to commissions received on hardware sales.

                                COSTS OF SERVICES

Direct costs of services remained constant at $3.7 million for the first quarter of fiscal years 2003 and 2002. As a percentage of revenues, our gross margin based on direct cost of services was 50.3% for the first quarter of fiscal year 2003, compared to 49.4% for the first quarter of fiscal year 2002. The increase in gross margin was primarily attributable to the increased percentage of revenues in the first quarter of 2003 attributable to strategy offerings, offsetting the impact of lower utilization of consulting personnel and thus correspondingly lower margins, which resulted from lower consulting contract activity.

Non-cash stock based compensation benefits were $20,000 for the first quarter of fiscal year 2003, compared to charges of $495,000 for the first quarter of fiscal year 2002. The primary reasons for the net decrease in non-cash stock based compensation charges for the first quarter of fiscal year 2003 compared to the same period in fiscal year 2002 were the reduction in amortization charges of a warrant in the amount of $431,000 and the net reduction in amortization charges related to the pre-initial public offering grants of stock options. Non-cash stock based compensation charges are recognized by the Company over a period of three to four years, based on an accelerated vesting schedule. Substantially all of the options giving rise to the equity related charges are in their respective fourth and final year of vesting, and therefore continue to have less impact on the Company's Statement of Operations and Comprehensive Loss. These net benefits decreased costs of services as a percentage of revenue by 0.3% for the first quarter of fiscal year 2003. Non-cash stock based compensation charges increased costs of services as a percentage of revenue by 6.8% for the first quarter of fiscal year 2002.

                               OPERATING EXPENSES

In total, operating expenses decreased to $5.8 million for the first quarter of fiscal year 2003, or 6.7% from $6.3 million for the first quarter of fiscal year 2002. The major component of the $418,000 net decrease in operating expenses was a $630,000 decrease in selling, general and administrative expenses related to cost reduction measures initiated by management during fiscal year 2002, including the consolidation of fixed costs associated with our TMNG Strategy and TMNG Technologies acquisitions, and a reduction of sales, marketing and administrative headcount. The net decrease was offset by a $364,000 increase in amortization and depreciation incurred in connection with intangible assets acquired primarily in the TMNG Strategy acquisition. As a percentage of revenues, selling, general and administrative expenses decreased to 65.9% compared to 75.8% for the first quarter of fiscal year 2003 and 2002, respectively.

In addition, non-cash stock based compensation charges of $11,000 and $163,000 for the first quarter of fiscal years 2003 and 2002, respectively, were recorded in connection with stock options granted to our partners, principals and certain senior executives and non-employee directors. These charges increased operating expenses as a percentage of revenue by 0.1% and 2.2% for the first quarter of fiscal year 2003 and fiscal year 2002, respectively. The $152,000 decrease in non-cash stock based compensation charges for the first quarter of fiscal year 2003 compared to the first quarter of fiscal year 2002 was a result of the reduction in the amortization of the deferred compensation charges recorded in connection with pre-initial public offering grants of non-qualified stock options based on the accelerated vesting schedule discussed above in "Cost of Services."

                            OTHER INCOME AND EXPENSES

Interest income was $177,000 and $310,000 for the first quarter of fiscal years 2003 and 2002, respectively, and represented interest earned on invested balances. Interest income decreased during the first quarter of fiscal year 2003 due to lower invested balances resulting from a reduction in cash reserves and lower interest rate returns from fiscal year 2002 to fiscal year 2003. We invest in short-term, high-grade investment instruments as part of our overall investment policy.



                                  INCOME TAXES

In general, the Company records an income tax benefit at a blended Federal and state statutory income tax rate of 40.3%. Income tax benefit for the first quarter of fiscal 2003 and 2002 as a percentage of pretax loss was 36.3% and 41.7%, respectively. The primary reason for the variance between the effective and statutory income tax rates in 2003 relates to a portion of the reported intangible asset amortization not deductible for Federal income tax purposes. The primary reason for the variance in 2002 was the earnings reported on short-term investments in Federally tax-exempt income securities not taxable for Federal income tax purposes.

                    CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE

A cumulative change in accounting principle in the amount of $1.9 million was recorded during fiscal year 2002 in connection with the Company's estimate of goodwill impairment. The impairment was calculated in accordance with the provisions of SFAS No. 142 "Accounting for Goodwill and Intangible Assets" and has been reported on the Company's Statement of Operations and Comprehensive Loss, net of tax benefit, in the amount of $1.1 million for the period ending March 30, 2002.


                        LIQUIDITY AND CAPITAL RESOURCES

At March 29, 2003, we had approximately $54.4 million in cash and cash equivalents. TMNG believes it has sufficient cash to meet anticipated cash requirements, including anticipated capital expenditures, consideration for possible acquisitions, and any continuing operating losses, for at least the next 12 months. The Company has established a flexible model that provides a lower fixed cost structure which enables TMNG to scale operating cost structures more quickly based on market conditions. Although the Company is well positioned because of its cash reserves to weather continuing adverse conditions in the communications industry for a period of time, if the industry and demand for consulting services do not rebound in the foreseeable future and we begin to experience negative cash flow, we could experience liquidity challenges.

Net cash provided by operating activities was $0.7 million and $1.6 million for the first quarter of fiscal year 2003 and fiscal year 2002, respectively. The Company generated positive cash flow from its operating activities in the first quarter of fiscal years 2003 and 2002 primarily due to the reduction in accounts receivable balances reflecting more focused billing and collection activities, partially offset by operating losses in both periods.

Net cash used in investing activities was $10,000 and $30.9 million for the first quarter of fiscal year 2003 and fiscal year 2002, respectively. Cash used in investing activities in the first quarter of 2003 related to the capitalization of software and computer equipment by the Company. Cash used in investing activities in the first quarter of 2002 related primarily to the March 6, 2002 acquisition of Cambridge Strategic Management Group, Inc. The purchase price of the acquisition, net of cash acquired, was $30.8 million.

Net cash used in financing activities was $110,000 in the first quarter of fiscal year 2003, and related to payments made by the Company on the current portion of its capital lease obligations and outstanding debt, partially offset by proceeds received from the exercise of employee stock options. Net cash provided by financing activities was $139,000 in the first quarter of fiscal year 2002, and related to proceeds from the exercise of employee stock options, partially offset by payments made by the Company on the current portion of its capital lease obligations and current portion of outstanding debt.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

TMNG has not been subject to any material new litigation or claims against the Company since the time of TMNG's 10-K filing, dated March 28, 2003. For a summary of litigation in which TMNG is currently involved, refer to TMNG's 10-K, as filed with the Securities and Exchange Commission on March 28, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 99. Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

     The Company filed a Form 8-K on May 6, 2003 with the Securities and Exchange Commission in connection with its earnings release dated April 29, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



         SIGNATURE                        TITLE                        DATE
         ---------                        -----                        ----
/s/ RICHARD P. NESPOLA          Chairman, President and Chief       May 13, 2003
-----------------------------   Executive Officer
Richard P. Nespola              (Principal executive officer)


/s/ DONALD E. KLUMB             Chief Financial Officer and         May 13, 2003
-----------------------------   Treasurer
Donald E. Klumb                 (Principal financial officer
                                and principal accounting
                                officer)

                                 CERTIFICATIONS

I, Richard P. Nespola, Chairman, President and Chief Executive Officer of The Management Network Group, Inc., certify that:

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

Date: May 13, 2003





               By:  /s/ Richard P. Nespola
                    ---------------------------------------
                    Chairman, President and Chief Executive
                    Officer

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

Date: May 13, 2003





               By:  /s/ Donald E. Klumb
                    ---------------------------------------
                    Chief Financial Officer and Treasurer

            EXHIBIT 99. Certifications Pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002

In connection with this quarterly report on Form 10-Q of The Management Network Group, Inc., I, Richard P. Nespola, Chairman, President and Chief Executive Officer of the registrant certify that:

1. this quarterly report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of the registrant for and as of the end of such quarter.

Date: May 13, 2003





               By:  /s/ Richard P. Nespola
                    ---------------------------------------
                    Chairman, President and Chief Executive
                    Officer


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

Date: May 13, 2003



               By:   /s/ Donald E. Klumb
               --------------------------------------------
                     Chief Financial Officer and Treasurer


               A signed original of the written statement required by Section 906 has been provided to The Management Network Group, Inc. and will be retained by The Management Network Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.