Form 10-Q
period 2003-06-28
MANAGEMENT NETWORK GROUP INC
filed 2003-08-12
CIK 1094814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                        (x) Quarterly report pursuant to
           Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 28, 2003

                                       or

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

As of August 11, 2003 TMNG had outstanding 33,461,752 shares of common stock.

                       THE MANAGEMENT NETWORK GROUP, INC.
                                      INDEX



                                                                            PAGE
PART I. FINANCIAL INFORMATION:
         ITEM 1. Consolidated Condensed Financial Statements:

                 Consolidated Condensed Balance Sheets - June
                   28, 2003 (unaudited) and December 28, 2002 ................ 3

                 Consolidated Condensed Statements of Operations and
                   Comprehensive Loss (unaudited) - Thirteen Weeks
                   and Twenty-six Weeks Ended June 28, 2003 and
                   June 29, 2002 ............................................. 4

                 Consolidated Condensed Statements of Cash Flows
                   (unaudited) - Twenty-six Weeks ended June 28,
                   2003 and June 29, 2002 .................................... 5

                 Notes to Consolidated Condensed Financial
                 Statements .................................................. 6

         ITEM 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations .........................11

         ITEM 3. Quantitative and Qualitative Disclosures about
                 Market Risk .................................................14

         ITEM 4. Controls and Procedures .....................................15

PART II. OTHER INFORMATION

         ITEM 1. Legal Proceedings ...........................................15

         ITEM 4. Submission to a Vote of Securities Holders ..................15

         ITEM 6. Exhibits and Reports on Form 8-K ............................15

         Signatures ..........................................................15

         Certifications ......................................................16

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                       THE MANAGEMENT NETWORK GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In thousands, except share data)
                                   (unaudited)




                                                                       December 28,           June 28,
                                                                           2002                 2003
                                                                       ------------         ------------
CURRENT ASSETS:
  Cash and cash equivalents ................................            $  53,786             $  52,312
  Receivables:
    Accounts receivable ....................................                5,597                 2,677
    Accounts receivable - unbilled .........................                4,232                 3,687
                                                                       ------------         ------------
                                                                            9,829                 6,364
    Less: Allowance for doubtful accounts ..................                 (471)                 (521)
                                                                       ------------         ------------
                                                                            9,358                 5,843
  Deferred income taxes ....................................                  494                   580
  Refundable income taxes ..................................                4,277                 7,064
  Prepaid and other assets .................................                1,723                 1,058
                                                                       ------------         ------------
            Total current assets ...........................               69,638                66,857
                                                                       ------------         ------------
Property and Equipment, net ................................                2,285                 1,897
Goodwill      ..............................................               31,308                15,528
Customer relationships, net ................................                5,092                 1,330
Identifiable intangible assets, net ........................                2,362                 1,650
Deferred tax assets ........................................               14,272                15,994
Other assets ...............................................                  502                   502
                                                                       ------------         ------------
Total Assets ...............................................            $ 125,459             $ 103,758
                                                                       ============         ============
CURRENT LIABILITIES:
  Trade accounts payable ...................................            $   1,170             $     421
  Accrued payroll, bonuses and related expenses ............                2,105                 2,018
  Other accrued liabilities ................................                1,964                 1,789
  Unfavorable and capital lease obligations ................                  921                   897
                                                                       ------------         ------------
            Total current liabilities ......................                6,160                 5,125

Unfavorable and capital lease obligations ..................                3,573                 3,167

STOCKHOLDERS' EQUITY
  Common Stock: ............................................                   33                    33
    Voting - $.001 par value, 100,000,000 shares authorized;
    33,347,228 and 33,397,087 issued and outstanding on
    December 28, 2002 and June 28, 2003, respectively ......
  Additional paid-in capital ...............................              155,509               155,146
  Accumulated deficit ......................................              (39,866)              (59,835)
  Accumulated other comprehensive income -
   Foreign currency translation adjustment .................                  113                   122
  Unearned compensation ....................................                  (63)
                                                                       ------------         ------------
           Total stockholders' equity ......................              115,726                95,466
                                                                       ------------         ------------
Total Liabilities and Stockholders' Equity .................            $ 125,459             $ 103,758
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

                       THE MANAGEMENT NETWORK GROUP, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND
                               COMPREHENSIVE LOSS
                      (In thousands, except per share data)
                                   (unaudited)


                                                          For the thirteen                 For the twenty-six
                                                             weeks ended                       weeks ended
                                                 --------------------------------     -------------------------------
                                                 June 29, 2002      June 28, 2003     June 29, 2002     June 28, 2003
                                                 -------------      -------------     -------------     -------------
REVENUES                                            $  9,927          $  5,020          $ 17,195          $ 12,426
COST OF SERVICES:
  Direct cost of services ....................         4,264             2,724             7,938             6,406
  Equity related charges .....................           177               (84)              672              (104)
                                                    --------          --------          --------          --------
    Total cost of services ...................         4,441             2,640             8,610             6,302
                                                    --------          --------          --------          --------
GROSS PROFIT                                           5,486             2,380             8,585             6,124
OPERATING EXPENSES:
  Selling, general and
   Administrative ............................         7,768             5,298            13,467            10,408
  Goodwill and intangible asset impairment                              18,942                              18,942
  Intangible asset amortization ......                   728               644             1,120             1,359
  Equity related charges .....................           117                (8)              280                 3
                                                    --------          --------          --------          --------
    Total operating expenses .................         8,613            24,876            14,867            30,712
                                                    --------          --------          --------          --------
LOSS FROM OPERATIONS .........................        (3,127)          (22,496)           (6,282)          (24,588)
OTHER INCOME:
  Interest income ............................           212               161               522               338
  Other, net.................................             (4)              (15)              (15)              (32)
                                                    --------          --------          --------          --------
    Total other income .......................           208               146               507               306
                                                    --------          --------          --------          --------
LOSS BEFORE INCOME TAX BENEFIT
 AND CUMULATIVE EFFECT OF A CHANGE
 IN ACCOUNTING PRINCIPLE .....................        (2,919)          (22,350)           (5,775)          (24,282)
INCOME TAX BENEFIT ...........................         1,097             3,613             2,288             4,313
                                                    --------          --------          --------          --------
LOSS BEFORE CUMULATIVE EFFECT OF
 A CHANGE IN ACCOUNTING PRINCIPLE ............        (1,822)          (18,737)           (3,487)          (19,969)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
 PRINCIPLE, NET OF TAX BENEFIT OF $760 .......                                            (1,140)
                                                    --------          --------          --------          --------
NET LOSS .....................................        (1,822)          (18,737)           (4,627)          (19,969)

OTHER COMPREHENSIVE INCOME (LOSS) -
  Foreign currency translation adjustment ....            15                23               (18)                9
                                                    --------          --------          --------          --------
COMPREHENSIVE LOSS ...........................      $ (1,807)         $(18,714)         $ (4,645)         $(19,960)
                                                    ========          ========          ========          ========
LOSS BEFORE CUMULATIVE EFFECT OF A CHANGE
 IN ACCOUNTING PRINCIPLE PER COMMON SHARE
  Basic and diluted ................................$  (0.05)         $  (0.56)         $  (0.11)         $  (0.60)
                                                    ========          ========          ========          ========

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
 PRINCIPLE PER COMMON SHARE
  Basic and diluted  .........................                                          $  (0.03)
                                                                                        =========

NET LOSS PER COMMON SHARE
  Basic and diluted ................................$  (0.05)         $  (0.56)         $  (0.14)         $  (0.60)
                                                    ========          ========          ========          ========

SHARES USED IN CALCULATION OF LOSS BEFORE
 CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
 PRINCIPLE AND NET LOSS PER COMMON SHARE
  Basic and diluted ..................................33,259            33,372            32,152            33,359
                                                    ========          ========          ========          ========




See notes to consolidated condensed financial statements.

                       THE MANAGEMENT NETWORK GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                                      For the Twenty-six Weeks Ended
                                                                     -------------------------------
                                                                      June 29,             June 28,
                                                                       2002                  2003
                                                                     ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..............................................            $ (4,627)            $(19,969)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
     Cumulative change in accounting principle...........               1,140
     Goodwill and intangible asset impairment                                               18,942
     Depreciation and amortization ......................               1,570                1,814
     Equity related charges (benefit) ...................                 952                 (101)
     Income tax benefit (charge) recognized upon exercise
        of stock options ................................                  17                 (256)
     Deferred income taxes ..............................                 317               (1,808)
     Loss on retirement of assets .......................                 140
     Other changes in operating assets and
      liabilities, net of business acquisitions:
          Accounts receivable ...........................               1,949                2,970
          Accounts receivable - unbilled ................                (346)                 545
          Other assets ..................................                 681                  606
          Refundable income taxes .......................              (2,639)              (2,787)
          Trade accounts payable ........................                 446                 (749)
          Accrued liabilities ...........................                 622                 (292)
          Unfavorable lease liability ...................                 196                 (189)
                                                                     ----------           ----------
             Net cash (used in) provided by operating
              activities ................................                 418               (1,274)
                                                                     ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of business, net of cash acquired .........             (32,332)
  Acquisition of property and equipment .................                (213)                 (68)
  Loans to officers, net ................................                (100)
                                                                     ----------           ----------
             Net cash used in investing activities ......             (32,645)                 (68)
                                                                     ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments made on long-term obligations ................                (151)                (212)
  Proceeds from exercise of options .....................                 276                   33
  Issuance of common stock, net of expenses .............                 107                   38
                                                                     ----------           ----------
             Net cash (used in) provided by financing
               activities ...............................                 232                 (141)
                                                                     ----------           ----------
Effect of exchange rate on cash and cash
 equivalents ............................................                 (18)                   9
                                                                     ----------           ----------
Net decrease in cash and cash equivalents ...............             (32,013)              (1,474)
Cash and cash equivalents, beginning of period ..........              86,396               53,786
                                                                     ----------           ----------
Cash and cash equivalents, end of period ................            $ 54,383             $ 52,312
                                                                     ==========           ==========
Supplemental disclosure of cash flow information:

Cash paid during period for interest ....................            $     41             $     32
                                                                     ==========           ==========
Cash paid during period for taxes .......................            $    132             $    485
                                                                     ==========           ==========

Supplemental disclosure of non-cash investing and
  financing transactions --
    Fair value of assets acquired .......................            $ 53,953
    Liabilities incurred or assumed .....................            $ (7,490)
    Common stock issued .................................            $ 13,480


See notes to consolidated condensed financial statements.

                       THE MANAGEMENT NETWORK GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Basis of Reporting

The accompanying consolidated condensed financial statements of The Management Network Group, Inc. (the "Company") as of June 28, 2003, and for the thirteen and twenty-six weeks ended June 28, 2003 and June 29, 2002, are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the Company's consolidated condensed financial position, results of operations, and cash flows as of these dates and for the periods presented. The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Consequently, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements nor those normally made in the Company's annual report on Form 10-K. Accordingly, reference should be made to the Company's annual report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies.

Stock Based Compensation

During the thirteen weeks ended June 28, 2003, the Company granted approximately 5,500 stock options to employees and 75,000 stock options to independent members of the Company's Board of Directors at a weighted average exercise price of $1.50. The grants of stock options to independent board members were made in connection with the appointment by the Board of Directors of Frank M. Siskowski and Robert J. Currey to fill vacancies on the Board during 2003. During the second quarter of 2003, the Company recorded a net credit to compensation expense of $92,000, attributable primarily to the forfeiture of unvested stock options by employees, partially offset by the recognition of compensation expense on pre-initial public offering grants of stock options. During the thirteen weeks ended June 29, 2002, the Company granted approximately 1,376,000 stock options to employees at a weighted average price of $2.98 and recorded net compensation expense related to all stock options of $102,000. The Company also recorded equity related charges of $192,000 during the second quarter of 2002 for a previously issued warrant. The warrant was fully amortized by the Company during the second quarter of fiscal 2002.

During the twenty-six weeks ended June 28, 2003, the Company granted approximately 515,500 stock options to employees and 75,000 stock options to independent members of the Company's Board of Directors at a weighted average exercise price of $1.43. During the same period, the Company recorded a net credit to compensation expense of $101,000, attributable primarily to the forfeiture of unvested stock options by employees, partially offset by the recognition of compensation expense on pre-initial public offering grants of stock options. During the twenty-six weeks ended June 29, 2002, the Company granted approximately 1,439,000 stock options to employees at a weighted average price of $3.14 and recorded net compensation expense related to all stock options of $329,000. The Company also recorded equity related charges of $623,000 for a previously issued warrant. The warrant was fully amortized by the Company during the second quarter of fiscal 2002.

The Company utilizes an intrinsic value methodology in accounting for stock based compensation for employees and certain non-employee directors in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related Interpretations, and accounts for stock-based compensation for non-employees utilizing a fair value methodology in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure." If compensation cost for the Company's APB 25 grants and the employee stock purchase plan had been determined under SFAS No. 123, based upon the fair value at the grant date, consistent with the Black-Scholes option pricing methodology, the Company's net loss for the thirteen weeks ended June 28, 2002 and June 28, 2003, would have increased by approximately $1.0 million and decreased by approximately $1.6 million, respectively, and the Company's net loss for the twenty-six weeks ended June 28, 2002 and June 28, 2003, would have increased by approximately $2.3 million and decreased by approximately $824,000, respectively.

For purposes of pro forma disclosures required under the provisions of SFAS No. 123, as amended by SFAS No. 148, the estimated fair value of options is amortized to pro forma expense over the options' vesting period. The following table contains pro forma information for the thirteen and twenty-six weeks ended June 29, 2002, and June 28, 2003 (in thousands, except per share amounts):



                                                 FOR THE THIRTEEN WEEKS ENDED       FOR THE TWENTY-SIX WEEKS ENDED
                                                 ----------------------------       ------------------------------
                                                   JUNE 29,         JUNE 28,           JUNE 29,        JUNE 28,
                                                     2002             2003               2002            2003
                                                 -----------      -----------         ----------      ---------
Net loss, as reported:                               $(1,822)       $(18,737)           $(4,627)      $(19,969)
  Add: Stock-based employee
   compensation expense (benefit) included in
   reported net loss, net of related tax effects          61             (92)               197            (97)
  Deduct): Total stock-based compensation
  (expense) benefit determined under fair value
  based method for all awards, net of related         (1,107)          1,651             (2,479)           921
  tax effects
                                                 ------------     ------------        ----------      ----------
Pro forma net loss                                   $(2,868)       $(17,178)           $(6,909)      $(19,145)
                                                 ============     ============        ==========      ==========

Loss per share
  Basic and diluted, as reported                     $ (0.05)        $ (0.56)            $(0.14)        $(0.60)
                                                 ============     ============        ==========      ==========
  Basic and diluted, pro forma                       $ (0.08)        $ (0.51)            $(0.21)        $(0.57)
                                                 ============     ============        ==========      ==========



2. Loss Per Share

The Company calculates and presents loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. In accordance with the provisions of SFAS No. 128 "Earnings Per Share", the Company has not included the effect of common stock options in the calculation of diluted loss per share for the thirteen and twenty-six weeks ended June 29, 2002 and June 28, 2003, as the Company reported a loss from continuing operations for all periods and the effect would have been antidilutive. The weighted average shares of common stock outstanding for basic and diluted loss per share for the thirteen weeks ended June 29, 2002 and June 28, 2003, were 33,259,000 and 33,372,000, respectively. The weighted average shares of common stock outstanding for basic and diluted loss per share for the twenty-six weeks ended June 29, 2002, and June 28, 2003, were 32,152,000 and 33,359,000, respectively. Had the Company reported net income for the thirteen weeks ended June 29, 2002 and June 28, 2003, the treasury method of calculating common stock equivalents would have resulted in approximately 782,000 and 177,000 additional diluted shares, respectively. Had the Company reported net income for the twenty-six weeks ended June 29, 2002, and June 28, 2003, the treasury method of calculating common stock equivalents would have resulted in approximately 910,000 and 142,000 additional diluted shares, respectively.

3. Business Combinations

On March 6, 2002, TMNG purchased the business and primary assets of CSMG, a Delaware corporation, of Boston, Massachusetts. CSMG ("CSMG" or "TMNG Strategy") provides high-end advisory services to global communication service and equipment providers and investment firms that provide capital to the industry. CSMG's range of business strategy services include analyses of industry and competitive environments; product and distribution strategies; finance, including business case development, modeling, cost analysis and benchmarking; and due diligence and risk assessment. The acquisition, recorded under the purchase method of accounting, resulted in a total purchase price of approximately $46.5 million, of which approximately $36.2 million was allocated to goodwill. Consideration consisted of $33.0 million cash and 2,892,800 shares of TMNG Common Stock valued at approximately $13.5 million. Share consideration was calculated in accordance with the Asset Purchase Agreement at a fixed price of $4.66 per share. Additionally, the Company incurred direct costs of approximately $2.3 million related to the acquisition and recorded this amount as an increase to purchase price.

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



                                                        FOR THE THIRTEEN      FOR THE TWENTY-SIX
                                                          WEEKS ENDED             WEEKS ENDED
(in thousands, except per share amounts)                 JUNE 29, 2002            JUNE 29,2002
                                                        --------------         -----------------
Total revenues                                          $    9,927             $   19,422
Loss before cumulative effect of a change in
 accounting principle                                   $   (1,822)            $   (3,718)
Net loss                                                $   (1,822)            $   (4,858)
Basic and diluted loss before cumulative effect
 of a change in accounting principle
 per common share                                       $    (0.05)            $    (0.11)
Basic and diluted loss per common share                 $    (0.05)            $    (0.15)


4. Goodwill

The Company adopted the provisions of SFAS No. 142 "Accounting for Goodwill and Intangible Assets" ("SFAS No. 142") in connection with goodwill and other intangible assets acquired in the purchase of The Weathersby Group, Inc., Tri-Com Computer Services, Inc., and Cambridge Strategic Management Group, Inc. In accordance with certain provisions of the Statement, goodwill has not been amortized beginning in fiscal year 2002. Upon the adoption of SFAS No. 142 at the beginning of fiscal year 2002, the Company recorded a goodwill impairment loss related to the Management Consulting Segment of approximately $1.9 million and has reflected this amount as a cumulative change in accounting principle, net of tax benefit, in the Statement of Operations and Comprehensive Loss.

During the second quarter of fiscal year 2003, the Company performed an interim test under the provisions of SFAS No. 142 to determine whether an impairment of goodwill had occurred at the reporting unit level. The Company performed the interim test due to the significantly lower operating results of one of the Company's reporting units, compared to the projected financial results that were utilized in determining the reporting unit's fair value in the annual goodwill impairment test performed in 2002. Additionally, during the second quarter of 2003 two executives of companies acquired by TMNG tendered their resignations to the Company, which also had the effect of lowering the financial projections of one of the entities. Based on an analysis of projected future cash flows and utilizing the assistance of an outside valuation firm, the Company determined that the carrying value of goodwill acquired in the CSMG acquisition exceeded its fair market value and recorded an impairment loss related to the Management Consulting Segment of approximately $15.8 million. The goodwill impairment loss related to the interim impairment test has been reflected as a component of Loss from Operations in the Statement of Operations and Comprehensive Loss. The changes in the carrying amount of goodwill as of June 28, 2003 are as follows (amounts in thousands):



                                               Management Consulting      All Other
                                                     Segment               Segment              Total
                                               ---------------------      ---------            -------
Balance as of December 29, 2001                      $ 19,156             $  2,991             $22,147
Goodwill acquired during fiscal year 2001              36,216                   10              36,226
Impairment loss                                       (26,227)                (838)            (27,065)
                                                     --------             --------
-------
Balance as of December 28, 2002                        29,145                2,163              31,308
Impairment loss                                       (15,780)                                 (15,780)
                                                     --------             --------             -------
Balance as of June 28, 2003                          $ 13,365             $  2,163             $15,528
                                                     ========             ========             =======

5. Customer Relationships and Other Identifiable Intangible Assets

Included in the Company's consolidated balance sheet as of the end of the latest fiscal year, December 28, 2002, and the end of the second quarter, June 28, 2003, are the following identifiable intangible assets (amounts in thousands):



                              December 28, 2002               June 28, 2003
                          ------------------------      ------------------------
                                      Accumulated                   Accumulated
                           Cost       Amortization        Cost      Amortization
                          -------     ------------      -------     ------------
Customer relationships    $ 6,790       $(1,698)        $ 3,627       $(2,297)
Employment agreements       3,200        (1,042)          3,200        (1,667)
Tradename                     350          (146)            350          (233)
Covenant not to compete       203          (132)            203          (180)
                          -------       -------         -------       -------
Total                     $10,543       $(3,018)        $ 7,380       $(4,377)
                          =======       =======         =======       =======

In connection with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" the Company, using its best estimates based on reasonable and supportable assumptions and projections, reviews for impairment long-lived assets and certain identifiable intangibles to be held and used whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable. During the quarter ended June 28, 2003, management identified certain events, including the significant decrease in revenue from customers whose relationships were valued in purchase accounting for the CSMG acquisition. The Company performed an impairment test, and determined that the carrying value of customer relationships exceeded its fair market value and recorded an impairment loss related to the Management Consulting Segment of approximately $3.1 million. Fair value was based on an analysis of projected future cash flows. The impairment loss has been reflected as a component of Loss from Operations in the Statement of Operations and Comprehensive Loss.

Intangible amortization expense for the thirteen weeks ended June 29, 2002 and June 28, 2003 was $0.7 million and $0.6 million, respectively. Intangible amortization expense for the twenty-six weeks ended June 29, 2002 and June 28, 2003 was $1.1 million and $1.4 million, respectively. Intangible amortization expense is estimated to be approximately $2.3 million for fiscal year 2003, $1.3 million in fiscal year 2004, $0.5 million in fiscal year 2005, $0.2 million in fiscal year 2006 and $28,000 in fiscal year 2007.

6. Income Taxes

The Company has recorded a net deferred tax asset of $14.8 million and $16.6 million as of December 28, 2002 and June 28, 2003, respectively in accordance with the provisions of SFAS No. 109 "Accounting for Income Taxes". Realization of the asset is dependent on generating sufficient taxable income in future periods. Management believes that it is more likely than not that the net recorded deferred tax asset will be realized. The Company established a valuation allowance of $5.2 million in the second quarter of fiscal year 2003. The majority of the valuation allowance relates to impairment losses of goodwill and other intangible assets that were initially recorded in connection with the Company's acquisitions. In management's opinion, it is not more likely than not as of June 28, 2003 that sufficient future taxable income will be generated by the Company to support the deferred tax assets generated by the impairments, thereby resulting in the recognition of the valuation allowance.

7. Business Segments

The Company has identified its segments based on the way management organizes the Company to assess performance and make operating decisions regarding the allocation of resources.

Based on an analysis of the criteria in SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information," the Company has concluded it has five operating segments, of which four are aggregated in one reportable segment, the Management Consulting Services segment, and the remaining segment in All Other. Management Consulting Services includes business strategy and planning, marketing and customer relationship management, operating system support, revenue assurance, corporate investment services, networks, and business model transformation. All Other consists of computer hardware commissions and rebates received in connection with the procurement of hardware for third parties. The accounting policies for the segments are the same as those described in the summary of significant accounting policies. Management evaluates segment performance based upon Loss from Operations, excluding equity related charges (benefits), goodwill and intangible asset impairment, and intangibles amortization. There are no inter-segment sales.

Summarized financial information concerning the Company's reportable segments is shown in the following table (amounts in thousands):



                                                  -----------------------------------------------------------------------
                                                       Management            All            Not Assigned
                                                  Consulting Services       Other            to Segments          Total
                                                  -------------------     ---------         -------------       ---------
For the thirteen weeks ended June 29, 2002:
Net sales to external customers                        $   9,528          $     399                             $   9,927
Loss from operations                                   $  (2,409)         $     304          $  (1,022)         $  (3,127)
Total assets                                           $  12,145                             $ 132,992          $ 145,407

For the thirteen weeks ended June 28, 2003:
Net sales to external customers                        $   4,963          $      57                             $   5,020
Loss from operations                                   $  (3,016)         $      14           $(19,494)         $ (22,496)
Total assets                                           $   5,990          $      11           $ 97,757          $ 103,758

For the twenty-six weeks ended June 29, 2002:
Net sales to external customers                        $  16,602          $     593                             $  17,195
Loss from operations                                   $  (4,522)         $     312          $  (2,072)         $  (6,282)
Total assets                                           $  12,415                             $ 132,992          $ 145,407

For the twenty-six weeks ended June 28, 2003:
Net sales to external customers                        $  12,203          $     223                             $  12,426
Loss from operations                                   $  (4,520)         $     132          $ (20,200)         $ (24,588)
Total assets                                           $   5,990          $      11          $  97,757          $ 103,758


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

Reconciling information between reportable segments and the Company's totals is shown in the following table (amounts in thousands):


                                          -------------------------------------------------------------------
                                           FOR THE THIRTEEN WEEKS ENDED       FOR THE TWENTY-SIX WEEKS ENDED
                                          -------------------------------------------------------------------
                                          JUNE 29, 2002     JUNE 28, 2003    JUNE 29, 2002      JUNE 28, 2003
                                          -------------     -------------    -------------      -------------
Total operating losses for
 reportable segments                         $(2,105)          $ (3,002)         $ (4,210)         $ (4,388)
Goodwill and intangible asset impairment                        (18,942)                            (18,942)
Equity related charges                          (294)                92              (952)              101
Intangible asset amortization                   (728)              (644)           (1,120)           (1,359)
                                             --------          --------          --------          --------
Loss from operations                         $(3,127)          $(22,496)         $ (6,282)         $(24,588)
                                             ========          ========          ========          ========

Revenues earned in the United States and internationally based on the location where the services are performed is shown in the following table (amounts in thousands):

                                          -------------------------------------------------------------------
                                           FOR THE THIRTEEN WEEKS ENDED       FOR THE TWENTY-SIX WEEKS ENDED
                                          -------------------------------------------------------------------
                                          JUNE 29, 2002     JUNE 28, 2003    JUNE 29, 2002      JUNE 28, 2003
                                          -------------     -------------    -------------      -------------
United States                               $ 9,232             $ 4,498          $16,095            $11,541
International:
 Ireland                                        160                                  181                 32
 The Netherlands                                524                 303              899                532
 Canada                                                             101                                 101
 Belize                                                             118                                 141
 Other                                           11                                   20                 79
                                            -------             -------          -------            -------
 Total                                      $ 9,927             $ 5,020          $17,195            $12,426
                                            =======             =======          =======            =======


8. Significant Customer Contracts

On December 10, 1999, the Company entered into a consulting services agreement with a significant customer under which such customer committed to $22 million of consulting fees over a three-year period commencing January 1, 2000. The agreement was extended in April 2002 for two additional years beyond the original term of the agreement, in exchange for an expanded preferred contractor relationship and immediate commitment to a significant consulting arrangement. As of June 28, 2003, $16.6 million of consulting fees had been recognized in connection with the agreement from the commencement date.

In August 2002, the Company entered into a gain sharing consulting services agreement with a significant customer, under which the Company earns revenue based upon project success as contractually defined. Due to the contingent nature of this project, all project costs have been expensed as incurred, due to the lack of an indication that an economic resource has been created. Additionally, the Company has not recognized any revenue on the project as of June 28, 2003, as the revenue is not realizable or earned at this time. Total project cost recognized in loss from operations on the Company's Consolidated Condensed Statement of Operations and Comprehensive Loss for the second quarter of fiscal 2003 in connection with the project was approximately $71,000. Total costs recognized on the project during 2003 and from inception total $154,000 and $565,000, respectively.

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


                                          Amount
                 Reduction Date         Deposited
                -----------------       ---------
                5/15/03 - 5/15/04           $633
                5/15/04 - 5/15/05           $380
                5/15/05 - 2/28/11           $273

The Company would be required to perform under the agreement in the event it was to default on balances due and owing the landlord on the leased office space.

This amount is included in "Cash and Cash Equivalents" on the Company's consolidated condensed balance sheet as of June 28, 2003. An obligation has not been recorded in connection with the LOC on the Company's consolidated condensed balance sheet as of June 28, 2003.

10. Loans to Officers

During the third quarter of fiscal year 2001, three executive officers of the Company received stock options at fair market value in lieu of receiving their cash base compensation, which subsequently resumed in the first quarter of fiscal year 2002. To assist in meeting the cash flow needs of the officers who reduced their compensation, the Company provided lines of credit, collateralized by Company common stock held by such officers. In June 2002, one of the officers retired from the Company, and his line of credit was cancelled. In the second quarter of fiscal year 2003 the Board of Directors cancelled one of the remaining officer's line of credit. At the time of the cancellation the officer did not have any outstanding indebtedness to the Company. As of June 28, 2003, there was one remaining line of credit between the Company and an officer. The maximum aggregate amount available for borrowing under that remaining loan agreement was reduced from $600,000 to $300,000. Aggregate borrowings against the lines of credit at June 29, 2002 and June 28, 2003 totaled $300,000 and $300,000, respectively. In accordance with the loan provisions, the interest rate charged on the loans is equal to the Applicable Federal Rate (AFR), as announced by the Internal Revenue Service, for short-term obligations (with annual compounding) in effect for the month in which the advance is made, until fully paid. Pursuant to the Sarbanes-Oxley Act, no further loan agreements may be made by the Company to or arranged by the Company for its executive officers.

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

We recorded total bad debt expense in the amount of $784,000 and $353,000 for the twenty-six weeks ended June 29, 2002 and June 28, 2003, respectively, and our allowance for doubtful accounts totaled $751,000 and $521,000 at the end of the second quarter of fiscal years 2002 and 2003, respectively. The calculation of these amounts is based on our judgment about the anticipated default rate on receivables owed to us as of the end of the reporting period. That judgment was based on our uncollected account experience in prior years and our ongoing evaluation of the credit status of our customers and the communications industry in general.

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

Impairment of Goodwill and Other Intangible Assets - Goodwill and other intangible assets arising from our acquisitions, as discussed above, are subjected to periodic review for impairment. SFAS No. 142 requires an annual evaluation at the reporting unit level of the fair value of goodwill and compares the calculated fair value of the reporting unit to its book value to determine whether an impairment has been deemed to occur. Any impairment charge would be based on the most recent estimates of the recoverability of the recorded goodwill and intangibles balances. If the remaining book value assigned to goodwill and other intangible assets acquired in an acquisition is higher than the amounts the Company currently would expect to realize based on updated financial and cash flow projections from the reporting unit, there is a requirement to write down these assets. Due to a combination of the significantly lower operating results of TMNG Strategy during the quarter, the resignation of the president of TMNG Strategy, and the revised and reduced financial projections of TMNG Strategy, along with the significant decrease in revenue from customers whose relationships were valued in purchase accounting for the CSMG acquisition, the Company recorded a goodwill impairment loss and intangible asset impairment loss in the second quarter of fiscal 2003 in the amount of $15.8 million and $3.1 million, respectively. The impairment losses have been reflected as a component of Loss from Operations in the Statement of Operations and Comprehensive Loss.

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

Deferred Income Tax Assets - The Company has generated substantial deferred tax assets primarily from the accelerated financial statement write-off of goodwill and the charge to compensation expense taken related to stock options. For the Company to realize the income tax benefit of these assets, it must generate sufficient taxable income in future periods when such deductions are allowed for income tax purposes. In assessing whether a valuation allowance is needed in connection with the Company's deferred income tax assets, management has evaluated the ability of the Company to carryback tax losses to prior years that reported positive taxable income, and the ability of the Company to generate sufficient taxable income in future periods to utilize the benefit of the deferred income tax assets. Such projections of future taxable income require significant subjective judgments and estimates by the Company. As of June 28, 2003, valuation allowances in the amount of $5.2 million were established in connection with the deferred income tax assets. In future periods, if the Company does not believe it will be able to recognize the benefits of the deferred income tax assets, additional impairments of the deferred income tax assets will be recorded, resulting in additional charges to net income.

RESULTS OF OPERATIONS

THIRTEEN  WEEKS  ENDED JUNE 28, 2003  COMPARED TO THIRTEEN  WEEKS ENDED JUNE 29,
2002

                                    REVENUES

Revenues decreased 49.4% to $5.0 million for the second quarter of fiscal year 2003 from $9.9 million for the second quarter of fiscal year 2002. The decrease in revenues was due primarily to the deferral of key management consulting pipeline opportunities, along with an increase in outsourcing by clients which partially displaces what was historically management consulting opportunities, the resignation of certain key executives during the second quarter, and the continued reduction of management consulting demand by the communications and technology industry. Our international revenue base increased to 10.4% of our revenues in the second quarter of fiscal year 2003, from 7.0% in the second quarter of 2002, due primarily to the decrease in domestic revenue TMNG Strategy revenues for the second quarter of 2003 represented 28.3% of consolidated revenues, compared to 42.8% of consolidated revenues for the second quarter of fiscal year 2002. Non-consulting revenues recognized by TMNG Technologies represented 1.1% and4.0 of consolidated revenues for the second quarters of fiscal year 2003 and 2002, respectively, and related to commissions received on hardware sales.

                                COSTS OF SERVICES

Costs of services decreased 40.6% to $2.6 million for the second quarter of fiscal year 2003 from $4.4 million for the second quarter of fiscal year 2002. As a percentage of revenues, our gross margin was 47.4% for the second quarter of fiscal year 2003, compared to 55.3% for the second quarter of fiscal year 2002. The decrease in gross margin was primarily attributable to the impact of lower utilization of consulting personnel at TMNG Strategy, which represents a relatively fixed cost to cost of services.

Non-cash stock based compensation benefits were $84,000 for the second quarter of fiscal year 2003, compared to charges of $177,000 for the second quarter of fiscal year 2002. The primary reasons for the net decrease in non-cash stock based compensation charges for the second quarter of fiscal year 2003 compared to the same period in fiscal year 2002 were the reduction in amortization charges of a warrant in the amount of $192,000 and the net reduction in amortization charges related to the pre-initial public offering grants of stock options. Non-cash stock based compensation charges are recognized by the Company over a period of three to four years, based on an accelerated vesting schedule. Substantially all of the options giving rise to the equity related charges are in their respective fourth and final year of vesting, and therefore continue to have less impact on the Company's Statement of Operations and Comprehensive Loss. These net benefits decreased costs of services as a percentage of revenue by 1.7% for the second quarter of fiscal year 2003. Non-cash stock based compensation charges increased costs of services as a percentage of revenue by 1.8% for the second quarter of fiscal year 2002.

                               OPERATING EXPENSES

In total, operating expenses increased to $24.9 million for the second quarter of fiscal year 2003, or 188.8% from $8.6 million for the second quarter of fiscal year 2002. The major component of the $16.3 million increase in operating expenses was a $18.9 million charge related to goodwill and intangible asset impairment related to the financial deterioration of one of our acquired entities, offset by a $2.5 million decrease in selling, general and administrative expenses related to cost reduction measures initiated by management during fiscal year 2002 and 2003, including the consolidation of fixed costs associated with our TMNG Strategy and TMNG Technologies acquisitions, and a reduction of sales, marketing and administrative headcount. As a percentage of revenues, selling, general and administrative expenses increased to 105.5% compared to 78.3% for the second quarter of fiscal year 2003 and 2002, respectively, and was primarily a function of the Company's decreased revenues.

In addition, non-cash stock based compensation benefits of $8,000 compared to charges of $117,000 were recorded for the second quarter of fiscal years 2003 and 2002, respectively, in connection with stock options granted to our partners, principals and certain senior executives and non-employee directors. These charges had a nominal effect on operating expenses as a percentage of revenue for the second quarter of fiscal year 2003 and fiscal year 2002. The $125,000 decrease in non-cash stock based compensation charges for the second quarter of fiscal year 2003 compared to the second quarter of fiscal year 2002 was a result of the reduction in the amortization of the deferred compensation charges recorded in connection with pre-initial public offering grants of non-qualified stock options based on the accelerated vesting schedule discussed above in "Cost of Services."

                            OTHER INCOME AND EXPENSES

Interest income was $161,000 and $212,000 for the second quarter of fiscal years 2003 and 2002, respectively, and represented interest earned on invested balances. Interest income decreased during the second quarter of fiscal year 2003 due to lower invested balances resulting from a reduction in cash reserves and lower interest rate returns from fiscal year 2002 to fiscal year 2003. We invest in short-term, high-grade investment instruments as part of our overall investment policy.

                                  INCOME TAXES

In general, the Company records an income tax benefit at a blended Federal and state statutory income tax rate of 40.2%. Income tax benefit for the second quarter of fiscal 2003 and 2002 as a percentage of pretax loss was 16.2% and 37.6%, respectively. The primary reason for the variance between the effective and statutory income tax rates in 2003 relates to the establishment of a valuation allowance in the amount of $5.2 million during the second quarter of fiscal year 2003. The primary reason for the variance in 2002 was the earnings reported on short-term investments in Federally tax-exempt income securities not taxable for Federal income tax purposes.


TWENTY-SIX WEEKS ENDED JUNE 28, 2003 COMPARED TO TWENTY-SIX WEEKS ENDED JUNE 29, 2002

                                    REVENUES

Revenues decreased 27.7% to $12.4 million for the twenty-six weeks ended June 28, 2003, from $17.2 million for the twenty-six weeks ended June 29, 2002. . The decrease in revenues was due primarily to the deferral of key management consulting pipeline opportunities, along with an increase in outsourcing by clients which partially displaces what was historically management consulting opportunities, the resignation of certain key executives during the second quarter, and the continued reduction of management consulting demand by the communications and technology industry. Our international revenue base increased to 7.1% of our revenues for the twenty-six weeks ended June 28, 2003, up from 6.4% for the twenty-six weeks ended June 29, 2002, due primarily to our decrease in domestic revenue TMNG Strategy revenues represented 34.6% of consolidated revenues for the twenty-six weeks ended June 28, 2003, compared to 33.4% of consolidated revenues for the twenty-six weeks ended June 29, 2002. Non-consulting revenues recognized by TMNG Technologies represented 1.8% of consolidated revenues for the twenty-six weeks ended June 28, 2003, compared to 3.4% of consolidated revenues for the twenty-six weeks ended June 29, 2002, and related to commissions received on hardware sales.

                                COST OF SERVICES

Costs of services decreased 26.8% to $6.3 million for the twenty-six weeks ended June 28, 2003 compared to $8.6 million for the twenty-six weeks ended June 29, 2002, and was attributable primarily to the decrease in consulting engagements and corresponding reductions in consulting personnel costs. As a percentage of revenues, our gross margin was 49.3% for the twenty-six weeks ended June 28, 2003, compared to 49.9% for the twenty-six weeks ended June 29, 2002. The decrease in gross margin was primarily attributable to the impact of lower utilization of consulting personnel at TMNG Strategy, which represents a fixed cost to cost of services.

Non-cash stock based compensation benefits of $104,000 compared to charges of $672,000 were recorded for the twenty-six weeks ended June 28, 2003 and June 29, 2002, respectively. The primary reasons for the net decrease in non-cash stock based compensation charges for the second quarter of 2003 compared to the same period for 2002 was the reduction in amortization charges of a warrant of $623,000 as the warrant was fully amortized in the second quarter of 2002, and the net reduction in amortization charges related to pre-initial public offering grants of stock options. These net benefits decreased costs of services as a percentage of revenue by 0.8% and the net charges increased costs of services as a percentage of revenue by 3.9% for the twenty-six weeks ended June 28, 2003 and June 29, 2002, respectively.

                               OPERATING EXPENSES

In total, operating expenses increased to $30.7 million for the twenty-six weeks ended June 28, 2003, or 106.6% from $14.9 million for the twenty-six weeks ended June 29, 2002. The major components of this $15.8 million increase in operating expenses relate to an $18.9 million charge related to goodwill and intangible asset impairment was attributable to the financial deterioration of one of our acquired entities, offset by a $3.1 million decrease in selling, general and administrative expenses related to cost reduction measures initiated by management during fiscal year 2002 and 2003, including the consolidation of fixed costs associated with our TMNG Strategy and TMNG Technologies acquisitions, and a reduction of sales, marketing and administrative headcount. As a percentage of revenues, selling, general and administrative expenses increased to 83.8% compared to 78.3% for the twenty-six weeks ended June 28, 2003 and June 29, 2002, respectively. This percentage increase was primarily attributable to the decreased revenues. Beginning in fiscal year 2001 and continuing into fiscal year 2003, management began implementing a number of cost reduction initiatives including the reduction of sales and marketing staff, minimization of consultant recruitment, and a reduction in the Company's accounting staff. Management believes these initiatives will provide for better management of general and administrative costs in the future.

Non-cash stock based compensation charges of $3,000 and $280,000 for the twenty-six weeks ended June 28, 2003 and June 29, 2002, respectively, were recorded in connection with stock options granted to our partners, principals and certain senior executives and non-employee directors. These charges increased operating expenses as a percentage of revenue by less than 0.1% and 1.6% for the twenty-six weeks ended June 28, 2003 and June 29, 2002, respectively. The $277,000 decrease in non-cash stock based compensation charges for the twenty-six weeks ended June 28, 2003 compared to June 29, 2002 was a result of the reduction in the amortization of the deferred compensation charges recorded in connection with pre-initial public offering grants of non-qualified stock options.

                            OTHER INCOME AND EXPENSES

Interest income was $338,000 and $522,000 for the twenty-six weeks ended June 28, 2003 and June 29, 2002, respectively, and represented interest earned on invested balances. Interest income decreased during the twenty-six weeks ended June 28, 2003 due to lower invested balances and lower interest rates from fiscal year 2002 to fiscal year 2003. We invest in short-term, high-grade investment instruments as part of our overall investment policy.

                                  INCOME TAXES

Income tax benefit for the twenty-six weeks ended June 28, 2003 as a percentage of pretax loss was 17.8 % compared to 39.6% for the twenty-six weeks ended June 29, 2002. The decrease in the income tax benefit as a percentage of pre-tax loss was due primarily to the Company recognizing a valuation allowance in the amount of $5.2 million during the second quarter of fiscal 2003.

                    CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE

A cumulative change in accounting principle in the amount of $1.9 million was recorded in the twenty-six weeks ended June 29, 2002 in connection with the Company's estimate of goodwill impairment. The impairment was calculated in accordance with the provisions of SFAS No. 142 "Accounting for Goodwill and Intangible Assets" and has been reported on the Company's Statement of Loss and Comprehensive Loss, net of tax benefit in the amount of $1.1 million.

                         LIQUIDITY AND CAPITAL RESOURCES

At June 28, 2003, we had approximately $52.3 million in cash and cash equivalents. TMNG believes it has sufficient cash to meet anticipated cash requirements, including anticipated capital expenditures, consideration for possible acquisitions, and any continuing operating losses and continuing negative cash flow, for at least the next 12 months. The Company has established a flexible model that provides a lower fixed cost structure which enables TMNG to scale operating cost structures more quickly based on market conditions. Although the Company is well positioned because of its cash reserves to weather continuing adverse conditions in the communications industry for a period of time, if the industry and demand for consulting services do not rebound in the foreseeable future and we continue to experience negative cash flow, we could experience liquidity challenges.

Net cash used in operating activities was $1.3 million for the twenty-six weeks ended June 28, 2003, compared to net cash provided by operating activities of $418,000 for the same period in fiscal year 2002 The Company generated negative cash flow from its operating activities for the twenty-six weeks ended June 28, 2003 primarily due to operating losses, partially offset by a reduction in accounts receivable balances reflecting more focused billing and collection activities.

Net cash used in investing activities was $68,000 and $32.6 million for the twenty-six weeks ended June 28, 2003 and June 29, 2002,, respectively. Cash used in investing activities in 2003 related to the capitalization of software and computer equipment by the Company. Cash used in investing activities in 2002 related primarily to the March 6, 2002, acquisition of Cambridge Strategic Management Group, Inc. The purchase price of the acquisition, net of cash acquired, was $32.3 million.

Net cash used in financing activities was $141,000 for the twenty-six weeks ended June 28, 2003, and related to payments made by the Company on the current portion of its capital lease obligations and outstanding debt, partially offset by proceeds received from the exercise of employee stock options and purchase of stock under the Company's employee stock purchase plan. Net cash provided by financing activities was $232,000 for the twenty-six week period ended June 29, 2002, and related to proceeds from the exercise of employee stock options and purchase of stock under the Company's employee stock purchase plan, partially offset by payments made by the Company on the current portion of its capital lease obligations and current portion of outstanding debt.

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

ITEM 4. CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report, as required by Rules 13a-15(b) and 15d-15(b). Based on that review and evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures, as designed and implemented, were effective.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

TMNG has not been subject to any material new litigation or claims against the Company since March 28, 2003, the filing date of TMNG's 2002 Form 10-K filing. For a summary of litigation in which TMNG is currently involved, refer to TMNG's 10-K, as filed with the Securities and Exchange Commission on March 28, 2003.

ITEM 4. SUBMISSION TO A VOTE OF SECURITY HOLDERS

          TMNG HELD AN ANNUAL MEETING OF STOCKHOLDERS ON JUNE 11, 2003.

1. The stockholders approved the election of two directors. The votes cast for each nominee were as follows:



                                      FOR          ABSTAIN
        William M. Matthes        27,380,003      4,682,296
        Micky K. Woo              30,061,254      2,001,045



2. The stockholders ratified the appointment of Deloitte & Touche LLP as independent auditor for the Company for the 2003 fiscal year by a vote of 31,075,599 shares in favor of the appointment; 432,400 shares against the appointment and 554,300 shares abstaining.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 31. Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32. Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The Company filed a Form 8-K on August 5, 2003 with the Securities and Exchange Commission in connection with its earnings release dated August 4, 2003. The Company also filed a Form 8-K on May 6, 2003 with the Securities and Exchange Commission in connection with its earnings release dated April 29, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



         SIGNATURE                        TITLE                     DATE
         ---------                        -----                     ----
/s/ RICHARD P. NESPOLA          Chairman, President and Chief    August 12, 2003
------------------------------  Executive Officer
Richard P. Nespola





/s/ DONALD E. KLUMB             Chief Financial Officer and      August 12, 2003
-----------------------------   Treasurer
Donald E. Klumb                 (Principal financial officer
                                and principal accounting
                                officer)


Exhibit 31. Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                                 CERTIFICATIONS

I, Richard P. Nespola, Chairman, President and Chief Executive Officer of The Management Network Group, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Management Network Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 12, 2003





                                By:  /s/ Richard P. Nespola
                                     ---------------------------------------
                                     Chairman, President and Chief Executive
                                     Officer



I, Donald E. Klumb, Chief Financial Officer and Treasurer of The Management Network Group, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Management Network Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 12, 2003





                                By:  /s/ Donald E. Klumb
                                     ---------------------------------------
                                     Chief Financial Officer and Treasurer

EXHIBIT 32. Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: August 12, 2003





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

Date: August 12, 2003





                                By:   /s/ Donald E. Klumb
                                      ---------------------------------------
                                      Chief Financial Officer and Treasurer



A signed original of the written statement required by Section 906 has been provided to The Management Network Group, Inc. and will be retained by The Management Network Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.