Form 10-Q
period 2003-09-27
MANAGEMENT NETWORK GROUP INC
filed 2003-11-12
CIK 1094814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                        (x) Quarterly report pursuant to
           Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 27, 2003

                                       or

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

As of November 10, 2003 TMNG had outstanding 33,582,401 shares of common stock.

                       THE MANAGEMENT NETWORK GROUP, INC.



                                      INDEX



                                                                            PAGE
PART I. FINANCIAL INFORMATION:
         ITEM 1. Consolidated Condensed Financial Statements:

                 Consolidated Condensed Balance Sheets (unaudited)
                 - September 27, 2003 and December 28, 2002 .................. 3

                 Consolidated Condensed Statements of Operations and
                   Comprehensive Loss (unaudited) - Thirteen Weeks
                   ended September 27, 2003 and September 28, 2002 and Thirty-nine Weeks ended September 27, 2003 and
                   September 28, 2002......................................... 4

                 Consolidated Condensed Statements of Cash Flows
                   (unaudited) - Thirty-nine Weeks ended September 27,
                   2003 and September 28, 2002................................ 6

                 Notes to Consolidated Condensed Financial
                 Statements .................................................. 8

         ITEM 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations .........................13

         ITEM 3. Quantitative and Qualitative Disclosures about
                 Market Risk .................................................18

         ITEM 4. Controls and Procedures .....................................18

PART II. OTHER INFORMATION

         ITEM 1. Legal Proceedings ...........................................18

         ITEM 6. Exhibits and Reports on Form 8-K ............................18

         Signatures ..........................................................18


         Exhibit 31 - Certifications Pursuant to Section 302 of the
         Sarbanes-Oxley Act ..................................................19

         Exhibit 32 - Certifications Furnished Pursuant to Section 906
         of the Sarbanes-Oxley Act .........................................  21

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                       THE MANAGEMENT NETWORK GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In thousands, except share data)
                                   (unaudited)




                                                                       December 28,         September 27,
                                                                           2002                 2003
                                                                       ------------         ------------
CURRENT ASSETS:
  Cash and cash equivalents ................................            $  53,786            $ 49,411
  Receivables:
    Accounts receivable ....................................                5,597               3,223
    Accounts receivable - unbilled .........................                4,232               4,014
                                                                       ------------         ------------
                                                                            9,829               7,237
    Less: Allowance for doubtful accounts ..................                 (471)               (523)
                                                                       ------------         ------------
                                                                            9,358               6,714
  Deferred income taxes ....................................                  494                 599
  Refundable income taxes ..................................                4,277               7,036
  Prepaid and other assets .................................                1,723                 770
                                                                       ------------         ------------
            Total current assets ...........................               69,638              64,530
                                                                       ------------         ------------
Property and equipment, net ................................                2,285               1,720
Goodwill      ..............................................               31,308              15,528
Deferred tax assets ........................................               14,272              15,610
Customer relationships, net ................................                5,092               1,206
Identifiable intangible assets, net ........................                2,362               1,294
Other assets ...............................................                  502                 402
                                                                       ------------         ------------
Total Assets ...............................................            $ 125,459            $100,290
                                                                       ============         ============
CURRENT LIABILITIES:
  Trade accounts payable ...................................            $   1,170            $    590
  Accrued payroll, bonuses and related expenses ............                2,105               1,479
  Other accrued liabilities ................................                1,964               1,709
  Unfavorable and capital lease obligations ................                  921                 846
                                                                       ------------         ------------
            Total current liabilities ......................                6,160               4,624

Unfavorable and capital lease obligations ..................                3,573               2,995

STOCKHOLDERS' EQUITY
  Common Stock: ............................................                   33                  34
    Voting - $.001 par value, 100,000,000 shares authorized;
    33,347,228 and 33,528,293 issued and outstanding on
    December 28, 2002 and September 27, 2003, respectively .
  Additional paid-in capital ...............................              155,509             154,989
  Accumulated deficit ......................................              (39,866)            (62,486)
  Accumulated other comprehensive income -
   Foreign currency translation adjustment .................                  113                 134
  Unearned compensation ....................................                  (63)
                                                                       ------------         ------------
           Total stockholders' equity ......................              115,726              92,671
                                                                       ------------         ------------
Total Liabilities and Stockholders' Equity .................            $ 125,459            $100,290
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

                       THE MANAGEMENT NETWORK GROUP, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND
                               COMPREHENSIVE LOSS
                      (In thousands, except per share data)
                                   (unaudited)



                                                          For the thirteen                 For the thirty-nine
                                                             weeks ended                       weeks ended
                                                 --------------------------------     -------------------------------
                                                  September 28,    September 27,      September 28,     September 27,
                                                     2002             2003               2002               2003
                                                  -------------    -------------      -------------     -------------
REVENUES                                            $  8,756         $  4,691           $  25,952         $  17,117
COST OF SERVICES:
  Direct cost of services ....................         4,372            2,506              12,311             8,912
  Equity related charges .....................           110              (10)                782              (113)
                                                    --------         --------            --------          --------
    Total cost of services ...................         4,482            2,496              13,093             8,799
                                                    --------         --------            --------          --------
GROSS PROFIT                                           4,274            2,195              12,859             8,318
OPERATING EXPENSES:
  Selling, general and
   administrative ............................         4,737            4,254              17,755            14,207
  Goodwill and intangible asset impairment....                                                               18,942
  Depreciation and amortization ..............           739              711               2,309             2,525
  Equity related charges .....................            32                7                 312                10
                                                    --------         --------            --------          --------
    Total operating expenses .................         5,508            4,972              20,376            35,684
                                                    --------         --------            --------          --------
LOSS FROM OPERATIONS .........................        (1,234)          (2,777)             (7,517)          (27,366)
OTHER INCOME:
  Interest income ............................           243              136                 766               474
  Other, net.................................             (8)             (10)                (23)              (41)
                                                    --------         --------            --------          --------
    Total other income .......................           235              126                 743               433
                                                    --------         --------            --------          --------
LOSS BEFORE INCOME TAX BENEFIT
 AND CUMULATIVE EFFECT OF A CHANGE
 IN ACCOUNTING PRINCIPLE .....................          (999)          (2,651)             (6,774)          (26,933)
INCOME TAX BENEFIT ...........................           351                                2,638             4,313
                                                    --------         --------            --------          --------
LOSS BEFORE CUMULATIVE EFFECT OF
 A CHANGE IN ACCOUNTING PRINCIPLE ............          (648)          (2,651)             (4,136)          (22,620)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
 PRINCIPLE, NET OF TAX BENEFIT OF $760 .......                                             (1,140)
                                                    --------         --------            --------          --------
NET LOSS .....................................          (648)          (2,651)             (5,276)          (22,620)

OTHER COMPREHENSIVE INCOME
  Foreign currency translation adjustment ....           108               12                  90                21
                                                    --------         --------            --------          --------
COMPREHENSIVE LOSS ...........................      $   (540)        $ (2,639)           $ (5,186)         $(22,599)
                                                    ========         ========            ========          ========
LOSS BEFORE CUMULATIVE EFFECT OF A CHANGE
 IN ACCOUNTING PRINCIPLE PER COMMON SHARE
  Basic and diluted ................................$  (0.02)        $  (0.08)           $  (0.13)        $   (0.68)
                                                    ========         ========            ========          ========

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
 PRINCIPLE PER COMMON SHARE
  Basic and diluted  .........................                                           $  (0.03)
                                                                                         ========

NET LOSS PER COMMON SHARE
  Basic and diluted ................................$  (0.02)        $  (0.08)           $  (0.16)        $  (0.68)
                                                    ========         ========            ========          ========

SHARES USED IN CALCULATION OF LOSS BEFORE
 CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
 PRINCIPLE AND NET LOSS PER COMMON SHARE
  Basic and diluted ..................................33,297           33,458              32,535            33,392
                                                    ========         ========            ========          ========



See notes to consolidated condensed financial statements.

                       THE MANAGEMENT NETWORK GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                                      For the thirty-nine weeks ended
                                                                     -------------------------------
                                                                     September 28,       September 27,
                                                                        2002                2003
                                                                     ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..............................................            $ (5,276)            $(22,620)
  Adjustments to reconcile net loss to net
    cash (used in) provided by operating activities:
     Cumulative change in accounting principle...........               1,140
     Goodwill and intangible asset impairment                                               18,942
     Depreciation and amortization ......................               2,309                2,525
     Equity related charges (benefit) ...................               1,094                 (103)
     Income tax benefit (charge) recognized upon exercise
      and cancellation of stock options ...............                    22                 (620)
     Deferred income taxes ..............................                 627               (1,443)
     Loss on retirement of assets .......................                 141
     Other changes in operating assets and
      liabilities, net of business acquisitions:
          Accounts receivable ...........................               2,995                2,426
          Accounts receivable - unbilled ................                 176                  218
          Other assets ..................................                 530                  969
          Refundable income taxes .......................              (3,352)              (2,759)
          Trade accounts payable ........................                 714                 (580)
          Accrued liabilities ...........................                (103)                (881)
          Unfavorable lease liability ...................                  41                 (339)
                                                                     ----------           ----------

             Net cash (used in) provided by operating
              activities ................................               1,058               (4,265)
                                                                     ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of business, net of cash acquired .........             (32,456)
  Acquisition of property and equipment .................                (231)                 (98)
  Loans to officers, net ................................                (100)
                                                                     ----------           ----------
             Net cash used in investing activities ......             (32,787)                 (98)
                                                                     ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments made on long-term obligations ................                (242)                (314)
  Proceeds from exercise of stock options ...............                 301                  243
  Issuance of common stock, net of expenses .............                 107                   38
                                                                       ----------         ----------
             Net cash (used in) provided by financing
               activities ...............................                 166                  (33)
                                                                     ----------           ----------
Effect of exchange rate on cash and cash
 equivalents ............................................                  90                   21
                                                                     ----------           ----------
Net decrease in cash and cash equivalents ...............             (31,473)              (4,375)
Cash and cash equivalents, beginning of period ..........              86,396               53,786
                                                                     ----------           ----------
Cash and cash equivalents, end of period ................            $ 54,923             $ 49,411
                                                                     ==========           ==========
Supplemental disclosure of cash flow information:

Cash paid during period for interest ....................            $     48             $     41
                                                                     ==========           ==========
Cash paid during period for taxes .......................            $    180             $    493
                                                                     ==========           ==========

Supplemental disclosure of non-cash investing and
  financing transactions --
    Fair value of assets acquired .................   $53,745
    Liabilities incurred or assumed ...............   $ 7,282
    Common stock issued ...........................   $13,480



See notes to consolidated condensed financial statements.

                       THE MANAGEMENT NETWORK GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Basis of Reporting

The accompanying consolidated condensed financial statements of The Management Network Group, Inc. (the "Company") as of September 27, 2003, and for the thirteen and thirty-nine weeks ended September 27, 2003 and September 28, 2002, are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the Company's consolidated condensed financial position, results of operations, and cash flows as of these dates and for the periods presented. The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Consequently, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements nor those normally made in the Company's annual report on Form 10-K. Accordingly, reference should be made to the Company's annual report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies.

Stock Based Compensation

During the thirteen weeks ended September 27, 2003, the Company granted approximately 25,000 stock options to employees at a weighted average exercise price of $1.75 and recorded a net credit to compensation expense related to all stock options of $3,000. During the thirteen weeks ended September 28, 2002, the Company granted approximately 361,000 stock options to employees at a weighted average price of $1.26 and recorded net compensation expense related to all stock options of $142,000.

During the thirty-nine weeks ended September 27, 2003, the Company granted approximately 540,500 stock options to employees and 75,000 stock options to independent members of the Company's Board of Directors at a weighted average exercise price of $1.44 and $1.49, respectively, and recorded a net credit to compensation expense related to all stock options of $103,000. The grants of stock options to independent board members were made in connection with the appointment by the Board of Directors of Frank M. Siskowski and Robert J. Currey to fill vacancies on the board during 2003. During the thirty-nine weeks ended September 27, 2002, the Company granted approximately 1,805,000 stock options to employees at a weighted average price of $2.76 and recorded net compensation expense related to all stock options of $471,000. During the same period, the Company also recorded equity related charges of $623,000 for a previously issued warrant. The warrant was fully amortized by the Company during the second quarter of fiscal 2002.

The Company utilizes an intrinsic value methodology in accounting for stock based compensation for employees and certain non-employee directors in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related Interpretations, and accounts for stock-based compensation for non-employees utilizing a fair value methodology in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure." If compensation cost for the Company's APB 25 grants and the employee stock purchase plan had been determined under SFAS No. 123, based upon the fair value at the grant date, utilizing the Black-Scholes option pricing model with consistent assumptions as used in the Company's annual report on Form 10-K for fiscal year 2002, the Company's net loss for the thirteen weeks ended September 28, 2002 and September 27, 2003, would have increased by approximately $1.0 million and $0.7 million, respectively, and the Company's net loss for the thirty-nine weeks ended September 28, 2002 and September 27, 2003, would have increased by approximately $3.2 million and decreased by approximately $0.1 million, respectively.

For purposes of pro forma disclosures required under the provisions of SFAS No. 123, as amended by SFAS No. 148, the estimated fair value of options is amortized to pro forma expense over the options' vesting period. The following table contains pro forma information for the thirteen and thirty-nine weeks ended September 28, 2002, and September 27, 2003 (in thousands, except per share amounts):



                                                 FOR THE THIRTEEN WEEKS ENDED       FOR THE THIRTY-NINE WEEKS ENDED
                                                 ----------------------------       -------------------------------
                                                 September 28,   September 27,      September 28,    September 27,
                                                     2002             2003               2002            2003
                                                 -------------   -------------      -------------    -------------
Net loss, as reported:                                  $(648)        $(2,651)           $(5,276)      $ (22,620)
  Add: Stock-based employee
   compensation expense (benefit) included in
   reported net loss, net of related tax effects           85              (3)               282            (100)
  Deduct: Total stock-based compensation
  (expense) benefit determined under fair value
  based method for all awards, net of related          (1,040)           (689)            (3,519)            232
  tax effects
                                                 ------------     ------------        ----------      ----------
Pro forma net loss                                    $(1,603)        $(3,343)           $(8,513)       $(22,488)
                                                 ============     ============        ==========      ==========

Loss per share
  Basic and diluted, as reported                      $ (0.02)        $ (0.08)            $(0.13)         $(0.68)
                                                 ============     ============        ==========      ==========
  Basic and diluted, pro forma                        $ (0.05)        $ (0.10)            $(0.26)         $(0.67)
                                                 ============     ============        ==========      ==========



2. Loss Per Share

The Company calculates and presents loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. In accordance with the provisions of SFAS No. 128 "Earnings Per Share", the Company has not included the effect of common stock options in the calculation of diluted loss per share for the thirteen and thirty-nine weeks ended September 28, 2002 and September 27, 2003, as the Company reported a loss from continuing operations for all periods and the effect would have been antidilutive. The weighted average shares of common stock outstanding for basic and diluted loss per share for the thirteen weeks ended September 28, 2002 and September 27, 2003, were 33,297,000 and 33,458,000, respectively. The weighted average shares of common stock outstanding for basic and diluted loss per share for the thirty-nine weeks ended September 28, 2002, and September 27, 2003, were 32,535,000 and 33,392,000, respectively. Had the Company reported net income for the thirteen weeks ended September 28, 2002 and September 27, 2003, the treasury method of calculating common stock equivalents would have resulted in approximately 115,000 and 307,000 additional diluted shares, respectively. Had the Company reported net income for the thirty-nine weeks ended September 28, 2002, and September 27, 2003, the treasury method of calculating common stock equivalents would have resulted in approximately 799,000 and 208,000 additional diluted shares, respectively.

3. Business Combinations

On March 6, 2002, TMNG purchased the business and primary assets of Cambridge Strategic Management Group, Inc. ("CSMG" or "TMNG Strategy"), a Delaware corporation, of Boston, Massachusetts. CSMG provides high-end advisory services to global communication service and equipment providers and investment firms that provide capital to the industry. CSMG's range of business strategy services include analyses of industry and competitive environments; product and distribution strategies; finance, including business case development, modeling, cost analysis and benchmarking; and due diligence and risk assessment. The acquisition, recorded under the purchase method of accounting, resulted in a total purchase price of approximately $46.5 million, of which approximately $36.2 million was allocated to goodwill. Consideration consisted of $33.0 million cash and 2,892,800 shares of TMNG Common Stock valued at approximately $13.5 million. Share consideration was calculated in accordance with the Asset Purchase Agreement at a fixed price of $4.66 per share. Additionally, the Company incurred direct costs of approximately $2.3 million related to the acquisition and recorded this amount as an increase to purchase price.

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





                                                        FOR THE THIRTY-NINE
                                                            WEEKS ENDED
(in thousands, except per share amounts)                 SEPTEMBER 28,2002
                                                        ------------------
Total revenues                                             $   28,178
Loss before cumulative effect of a change in
 accounting principle                                      $   (4,366)
Net loss                                                   $   (5,506)
Basic and diluted loss before cumulative effect
 of a change in accounting principle
 per common share                                          $    (0.13)
Basic and diluted loss per common share                    $    (0.17)



4. Goodwill

The Company adopted the provisions of SFAS No. 142 "Accounting for Goodwill and Intangible Assets" ("SFAS No. 142") in connection with goodwill and other intangible assets acquired in the purchase of The Weathersby Group, Inc., Tri-Com Computer Services, Inc., and Cambridge Strategic Management Group, Inc. In accordance with certain provisions of SFAS No.142, goodwill has not been amortized beginning in fiscal year 2002. Upon the adoption of SFAS No. 142 at the beginning of fiscal year 2002, the Company recorded a goodwill impairment loss related to the Management Consulting Segment of approximately $1.9 million and has reflected this amount as a cumulative change in accounting principle, net of tax benefit, in the Statement of Operations and Comprehensive Loss.

During the second quarter of fiscal year 2003, the Company performed an interim test under the provisions of SFAS No. 142 to determine whether an impairment of goodwill had occurred at the reporting unit level. The Company performed the interim test due to the significantly lower operating results of one of the Company's reporting units, compared to the projected financial results that were utilized in determining the reporting unit's fair value in the annual goodwill impairment test performed in 2002. Additionally, during the second quarter of 2003 two executives of companies acquired by TMNG tendered their resignations to the Company, which also had the effect of lowering the financial projections of one of the entities.. Based on an analysis of projected future cash flows and utilizing the assistance of an outside valuation firm, the Company determined that the carrying value of goodwill acquired in the CSMG acquisition exceeded its fair market value and recorded an impairment loss related to the Management Consulting Segment of approximately $15.8 million. The goodwill impairment loss related to the interim impairment test has been reflected as a component of Loss from Operations in the Statement of Operations and Comprehensive Loss. Management regularly reviews the carrying amount of goodwill at interim dates and has concluded there are not any factors requiring an interim impairment test in the third quarter of 2003. The changes in the carrying amount of goodwill as of September 27, 2003 are as follows (amounts in thousands):



                                               Management Consulting      All Other
                                                     Segment               Segment              Total
                                               ---------------------      ---------            -------
Balance as of December 29, 2001                      $ 19,156             $  2,991             $22,147
Goodwill acquired during fiscal year 2001              36,216                   10              36,226
Impairment loss                                       (26,227)                (838)            (27,065)
                                                     --------             --------             -------
Balance as of December 28, 2002                        29,145                2,163              31,308
Impairment loss                                       (15,780)                                 (15,780)
                                                     --------             --------             -------
Balance as of September 27, 2003                     $ 13,365             $  2,163             $15,528
                                                     ========             ========             =======



5. Customer Relationships and Other Identifiable Intangible Assets

Included in the Company's consolidated balance sheet as of the end of the latest fiscal year, December 28, 2002, and the end of the third quarter, September 27, 2003, are the following identifiable intangible assets (amounts in thousands):



                              December 28, 2002             September 27, 2003
                          ------------------------      ------------------------
                                      Accumulated                   Accumulated
                           Cost       Amortization        Cost      Amortization
                          -------     ------------      -------     ------------
Customer relationships    $ 6,790       $(1,698)        $ 3,627       $(2,421)
Employment agreements       3,200        (1,042)          3,200        (1,979)
Tradename                     350          (146)            350          (277)
Covenant not to compete       203          (132)            203          (203)
                          -------       -------         -------       -------
Total                     $10,543       $(3,018)        $ 7,380       $(4,880)
                          =======       =======         =======       =======



In connection with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" the Company, using its best estimates based on reasonable and supportable assumptions and projections, reviews for impairment long-lived assets and certain identifiable intangibles to be held and used whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable. During the thirty-nine weeks ended September 27, 2003, management identified certain events, including a significant decrease in revenue from customers whose relationships were valued in purchase accounting for the CSMG acquisition. The Company performed an impairment test, and determined that the carrying value of customer relationships exceeded its fair market value and recorded an impairment loss related to the Management Consulting Segment of approximately $3.1 million in the second quarter of 2003. Fair value was based on an analysis of projected future cash flows. The impairment loss has been reflected as a component of Loss from Operations in the Statement of Operations and Comprehensive Loss.

Intangible amortization expense for the thirteen weeks ended September 28, 2002 and September 27, 2003 was $0.5 million and $0.5 million, respectively. Intangible amortization expense for the thirty-nine weeks ended September 28, 2002 and September 27, 2003 was $1.6 million and $1.9 million, respectively. Intangible amortization expense is estimated to be approximately $2.3 million for fiscal year 2003, $1.3 million in fiscal year 2004, $0.5 million in fiscal year 2005, $0.2 million in fiscal year 2006 and $28,000 in fiscal year 2007.

6. Income Taxes

The Company has recorded a net deferred tax asset of $14.8 million and $16.2 million as of December 28, 2002 and September 27, 2003, respectively, in accordance with the provisions of SFAS No. 109 "Accounting for Income Taxes". Realization of the asset is dependent on generating sufficient taxable income in future periods. Management believes that it is more likely than not that the net-recorded deferred tax asset will be realized. During the second quarter of 2003 the Company established a valuation allowance of $5.2 million and increased it to $6.0 million in the third quarter of fiscal year 2003, to reserve the entire tax benefit generated in the third quarter. In management's opinion, it is not more likely than not as of September 27, 2003 that sufficient future taxable income will be generated by the Company to support the deferred tax assets generated by the impairments and current operating losses, thereby resulting in the recognition of the valuation allowance. Management continues to evaluate the recoverability of the recorded deferred tax asset balances. As part of its analysis, the impact of estimated future income has been included. In the event the Company continues to report net operating losses for financial reporting, the provisions of SFAS No. 109 may no longer allow the Company to include such estimated future income in its valuation allowance analysis, and a valuation allowance could be required for all or part of the remaining deferred tax asset balance.

7. Business Segments

The Company has identified its segments based on the way management organizes the Company to assess performance and make operating decisions regarding the allocation of resources.

Based on an analysis of the criteria in SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information," the Company has concluded it has five operating segments, of which four are aggregated in one reportable segment, the Management Consulting Services segment, and the remaining segment in All Other. Management Consulting Services includes business strategy and planning, marketing and customer relationship management, operating system support, revenue assurance, corporate investment services, networks, and business model transformation. All Other consists of computer hardware commissions and rebates received in connection with the procurement of hardware for third parties. The accounting policies for the segments are the same as those described in the summary of significant accounting policies. Management evaluates segment performance based upon Loss from Operations, excluding equity related charges, goodwill and intangible asset impairment, and intangibles amortization. There are no inter-segment sales.

Summarized financial information concerning the Company's reportable segments is shown in the following table (amounts in thousands):


                                                  -----------------------------------------------------------------------
                                                       Management            All            Not Assigned
                                                  Consulting Services       Other            to Segments          Total
                                                  -------------------     ---------         -------------       ---------
For the thirteen weeks ended September 28, 2002:
Net sales to external customers                        $   8,724          $     32                              $  8,756
Loss from operations                                   $    (614)         $    (17)           $    (603)        $ (1,234)
Total assets                                           $  10,641          $      3            $ 133,171         $143,815

For the thirteen weeks ended September 27, 2003:
Net sales to external customers                        $   4,691                                                $  4,691
Loss from operations                                   $  (2,246)         $    (30)           $    (501)        $ (2,777)
Total assets                                           $   6,703          $     11            $  93,576         $100,290

For the thirty-nine weeks ended September 28, 2002:
Net sales to external customers                        $  25,327          $    625                              $ 25,952
Loss from operations                                   $  (5,137)         $    295            $  (2,675)        $ (7,517)
Total assets                                           $  10,641          $      3            $ 133,171         $143,815

For the thirty-nine weeks ended September 27, 2003:
Net sales to external customers                        $ 16,894           $    223                              $ 17,117
Loss from operations                                   $(25,739)          $    132            $  (1,759)        $(27,366)
Total assets                                           $  6,703           $     11            $  93,576         $100,290



Segment assets are regularly reviewed by management as part of its overall assessment of the segments' performance, and include both billed and unbilled trade accounts receivable, net of allowances, and certain other assets. Assets not assigned to segments include cash and cash equivalents, property and equipment, goodwill and intangible assets and deferred tax assets, excluding deferred tax assets recognized on accounts receivable reserves, which are assigned to their respective segment.

Reconciling information between reportable segments and the Company's totals is shown in the following table (amounts in thousands):

                                  ------------------------------------------------------------------------------
                                           FOR THE THIRTEEN WEEKS ENDED       FOR THE THIRTY-NINE WEEKS ENDED
                                  ------------------------------------------------------------------------------
                                  SEPTEMBER 28, 2002  SEPTEMBER 27, 2003  SEPTEMBER 28, 2002  SEPTEMBER 27, 2003
                                  ------------------  ------------------  ------------------  ------------------
Total operating losses for
 reportable segments                       $  (631)      $  (2,276)          $ (4,842)          $  (6,665)
Goodwill and intangible asset impairment                                                          (18,942)
Equity related charges                        (142)              3             (1,094)                103
Intangible asset amortization                 (461)           (504)            (1,581)             (1,862)
                                           --------       --------           --------            --------
Loss from operations                       $(1,234)      $  (2,777)          $ (7,517)          $( 27,366)
                                           ========       ========           ========            ========



Revenues earned in the United States and internationally based on the location where the services are performed are shown in the following table (amounts in thousands):


                              ---------------------------------------------------------------------------------
                                    FOR THE THIRTEEN WEEKS ENDED             FOR THE THIRTY-NINE WEEKS ENDED
                              ---------------------------------------------------------------------------------
                              SEPTEMBER 28, 2002    SEPTEMBER 27, 2003   SEPTEMBER 28, 2002  SEPTEMBER 27, 2003
                              ------------------    ------------------   ------------------  ------------------
United States                     $ 7,890                 $4,010              $ 23,951            $15,551
International:
 Ireland                              182                                          362                 32
 The Netherlands                      627                    237                 1,526                769
 Canada                                 6                     (6)                    6                 95
 Belize                                                      234                                      375
 Portugal                                                    216                                      216
 Trinidad                              60                                          116
 Other                                 (9)                                          (9)                79
                                  -------                -------               -------            -------
 Total                            $ 8,756                $ 4,691               $25,952           $ 17,117
                                  =======                =======               =======            =======



8. Significant Customer Contracts

On December 10, 1999, the Company entered into a consulting services agreement with a significant customer under which such customer committed to $22 million of consulting fees over a three-year period commencing January 1, 2000. The agreement was extended in April 2002 for two additional years beyond the original term of the agreement, in exchange for an expanded preferred contractor relationship and immediate commitment to a significant consulting arrangement. As of September 27, 2003, $16.3 million of consulting fees had been recognized in connection with the agreement from the commencement date. Based on the total contract commitment of $22 million and consulting fees recognized as of September 27, 2003 in the amount of $16.3 million, a $5.7 million shortfall exists. There can be no certainty that the remaining $5.7 million of consulting will be purchased, however the agreement does contain a termination fee in the amount of the lesser of $1.25 million or 25% of the unused committed consulting services.

9. Letter of Credit

In March 2002, the Company entered into a $1.0 million standby letter of credit ("LOC") facility with a financial institution in connection with the CSMG acquisition. The LOC was required as part of the assignment of leased office space from CSMG to the Company. The Company collateralized the LOC with a $1.0 million cash deposit to the above financial institution. The LOC provides for reductions of the amount deposited with the financial institution during the LOC term as follows (amounts in thousands):



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

This amount is included in "Cash and Cash Equivalents" on the Company's consolidated condensed balance sheet as of September 27, 2003. An obligation has not been recorded in connection with the LOC on the Company's consolidated condensed balance sheet as of September 27, 2003.

10. Loans to Officers

During the third quarter of fiscal year 2001, three executive officers of the Company received stock options at fair market value in lieu of receiving their cash base compensation, which subsequently resumed in the first quarter of fiscal year 2002. To assist in meeting the cash flow needs of the officers who reduced their compensation, the Company provided lines of credit, collateralized by Company common stock held by such officers. In June 2002, one of the officers retired from the Company, and his line of credit was cancelled. In the second quarter of fiscal year 2003 the Board of Directors cancelled one of the remaining officer's line of credit. At the time of the cancellation the officer did not have any outstanding indebtedness to the Company. As of September 27, 2003, there was one remaining line of credit between the Company and an officer. The maximum aggregate amount available for borrowing under that remaining loan agreement was reduced from $600,000 to $300,000. Aggregate borrowings against the lines of credit at September 28, 2002 and September 27, 2003 totaled $300,000 for each period. In accordance with the loan provisions, the interest rate charged on the loans is equal to the Applicable Federal Rate (AFR), as announced by the Internal Revenue Service, for short-term obligations (with annual compounding) in effect for the month in which the advance is made, until fully paid. Pursuant to the Sarbanes-Oxley Act, no further loan agreements or draws against the line may be made by the Company to or arranged by the Company for its executive officers.

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

In 2002 the Company received demands aggregating approximately $1.2 million by the bankruptcy trustees of several former clients in connection with collected balances near the customers' respective bankruptcy filing dates. As of September 27, 2003 the remaining demands for such collected balances aggregated $1.1 million. Although the Company does not believe it received any preference payments from these former clients and plans to vigorously defend its position, the Company has established reserves of $824,000, which it believes are adequate in the event of loss or settlement on such claims.

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

While the selection and application of any accounting policy may involve some level of subjective judgments and estimates, we believe the following accounting policies are the most critical to our consolidated financial statements, potentially involve the most subjective judgments in their selection and application, and are the most susceptible to uncertainties and changing conditions:

- Allowance for Doubtful Accounts

- Fair Value Accounting of Acquired Businesses

- Impairment of Goodwill and Other Intangible Assets

- Revenue Recognition

- Deferred Income Tax Assets

Allowance for Doubtful Accounts - Substantially all of our receivables are owed by companies in the communications industry. We typically bill customers for our services after all or portions of the services have been performed and require customers to pay immediately. We attempt to control our credit risk by being diligent in credit approvals, limiting the amount of credit extended to customers and monitoring our customers' payment record and credit status as work is being performed for them.

We recorded total bad debt expense in the amount of $954,010 and $448,000 for the thirty-nine weeks ended September 28, 2002 and September 27, 2003, respectively, and our allowance for doubtful accounts totaled $779,000 and $523,000 as of September 28, 2002 and September 27,2003, respectively. The calculation of these amounts is based on our judgment about the anticipated default rate on receivables owed to us as of the end of the reporting period. That judgment was based on our uncollected account experience in prior years and our ongoing evaluation of the credit status of our customers and the communications industry in general.

We mitigate our credit risk by concentrating our marketing efforts on the largest and most stable companies in the communications industry and by tightly controlling the amount of credit provided to customers. If we are unsuccessful in these efforts, or if more of our customers file for bankruptcy or experience financial difficulties, it is possible that our allowance for doubtful accounts will be insufficient and we will have a greater bad debt loss than the amount we reserved, which would adversely affect our cash flow and financial performance.

Fair Value of Acquired Businesses - TMNG has acquired three professional service organizations over the last three years. A significant component of the value of these acquired businesses has been allocated to intangible assets. The Financial Accounting Standards Board ("FASB") issued SFAS No. 141, which requires acquired businesses to be recorded at fair value by the acquiring entity. SFAS No. 141 also requires that intangible assets that meet the legal or separable criterion be separately recognized on the financial statements at their fair value, and provides guidance on the types of intangible assets subject to recognition. Determining the fair value and lives of these specifically identified intangible assets involves significant professional judgment, estimates and projections related to the valuation to be applied to and period benefited by intangible assets like customer lists, employment agreements and trade names. Specifically, the FASB issued EITF No. 02-17 "Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination" in 2002 which provided an expanded definition of how to value customer relationships and includes not only the current backlog of an acquired entity, but also the expectations of future revenues resulting from current customer relationships. In accordance with the provisions of EITF No. 02-17, management has made estimates and assumptions regarding projected future revenues resulting from the customer relationships acquired in our acquisitions. The subjective nature of management's assumptions adds an increased risk associated with estimates surrounding the projected performance of the acquired entity. Additionally, as the Company amortizes the intangible assets over time, the purchase accounting allocation directly impacts the amortization expense we record on our financial statements.

Impairment of Goodwill and Other Intangible Assets - Goodwill and other intangible assets arising from our acquisitions, as discussed above, are subjected to periodic review for impairment. SFAS No. 142 requires an annual evaluation at the reporting unit level of the fair value of goodwill and compares the calculated fair value of the reporting unit to its book value to determine whether impairment has been deemed to occur. Any impairment charge would be based on the most recent estimates of the recoverability of the recorded goodwill and intangibles balances. If the remaining book value assigned to goodwill and other intangible assets acquired in an acquisition is higher than the amounts the Company currently would expect to realize based on updated financial and cash flow projections from the reporting unit, there is a requirement to write down these assets. Due to a combination of the significantly lower operating results of TMNG Strategy during the second quarter, the resignation of the president of TMNG Strategy, and the revised and reduced financial projections of TMNG Strategy, along with the significant decrease in revenue from customers whose relationships were valued in purchase accounting for the CSMG acquisition, the Company recorded a goodwill impairment loss and intangible asset impairment loss in the second quarter of fiscal 2003 in the amount of $15.8 million and $3.1 million, respectively. The impairment losses have been reflected as a component of Loss from Operations in the Statement of Operations and Comprehensive Loss.

Revenue Recognition - Historically, most of our consulting practice contracts have been on a time and material basis, in which customers are billed for time and materials, expended in performing their contracts. We have recognized revenue from those types of customer contracts in the period in which our services are performed.

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

Deferred Income Tax Assets - The Company has generated substantial deferred tax assets primarily from the accelerated financial statement write-off of goodwill and the charge to compensation expense taken related to stock options. For the Company to realize the income tax benefit of these assets, it must generate sufficient taxable income in future periods when such deductions are allowed for income tax purposes. In assessing whether a valuation allowance is needed in connection with the Company's deferred income tax assets, management has evaluated the ability of the Company to carry back tax losses to prior years that reported positive taxable income, and the ability of the Company to generate sufficient taxable income in future periods to utilize the benefit of the deferred income tax assets. Such projections of future taxable income require significant subjective judgments and estimates by the Company. As of September 27, 2003, valuation allowances in the amount of $6.0 million are recorded in connection with the deferred income tax assets. Management continues to evaluate the recoverability of the recorded deferred tax asset balances. As part of its analysis, the impact of estimated future income has been included. In the event the Company continues to report net operating losses for financial reporting, the provisions of SFAS No. 109 may no longer allow the Company to include such estimated future income in its valuation allowance analysis, and a valuation allowance could be required for the remaining deferred tax asset balance. Any such valuation allowance would result in additional charges to net income.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED SEPTEMBER 27, 2003 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 28, 2002

                                    REVENUES

Revenues decreased 46.4% to $4.7 million for the third quarter of fiscal year 2003 from $8.8 million for the third quarter of fiscal year 2002. The decrease in revenues was primarily associated with the reduction of purchases of management consulting services by the communications services providers, which correlates with significant layoffs of management personnel by such clients and continuing adverse conditions in the industry. In addition there has been continued deferral of key management consulting pipeline opportunities, an increase in managed services outsourcing by clients which partially displaces what were historically management consulting opportunities for us, and the resignation of certain key executives of the Company during fiscal 2003. International volume has been consistent in comparison to the third quarter of fiscal year 2002, however our international revenue base increased to 14.5% of our revenues in the third quarter of fiscal year 2003, from 9.1% in the third quarter of 2002 due primarily to the decrease in domestic revenue. Our
Management Consulting Services segment contains a portfolio of operations, marketing and strategy consulting. These offerings have been aggregated into the Management Consulting segment based on the aggregation criteria of SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." The operations and strategy consulting offerings both experienced a decline in revenues for the thirteen weeks ended September 27, 2003 compared to September 28, 2002, as operations consulting revenues were $2.5 million compared to $4.9 million and strategy consulting revenues were $1.1 million compared to $3.0 million for the above periods. Marketing consulting revenues increased for the third quarter of fiscal year 2003 compared to the third quarter of fiscal year 2002, with revenues totaling $1.1 million and $0.8 million, respectively.

                                COSTS OF SERVICES

Cost of services decreased 44.3% to $2.5 million for the third quarter of fiscal year 2003 from $4.5 million for the third quarter of fiscal year 2002 as a result of decreased sales. As a percentage of revenues, our gross margin was 46.8% for the third quarter of fiscal year 2003, compared to 48.8% for the third quarter of fiscal year 2002. The decrease in gross margin was primarily attributable to the impact of lower utilization of full-time consulting personnel.

Non-cash stock based compensation charges or benefits related to pre-initial offering grants of stock options are almost completely amortized and as a result current and future charges and benefits will be minimal with respect to these grants

                               OPERATING EXPENSES

In total, operating expenses decreased to $5.0 million for the third quarter of fiscal year 2003, or 9.7% from $5.5 million for the third quarter of fiscal year 2002. The decrease in operating expenses was primarily attributable to a reduction in selling general and administrative expenses of $0.5 million for the thirteen weeks ended September 27, 2003. The major component of the $0.5 million decrease was a decline of $0.3 million related to a reduction in headcount to resize the Company in relation to decreasing revenues. As a percentage of revenues, selling, general and administrative expenses increased to 90.7% compared to 54.1% for the third quarter of fiscal year 2003 and 2002, respectively, and was primarily a function of the Company's decreased revenues. Management continues to examine cost - reduction measures to improve the company's profitability.

Non-cash stock based compensation charges or benefits related to pre-initial offering grants of stock options are almost completely amortized and as a result current and future charges and benefits will be minimal with respect to these grants.

                                  OTHER INCOME

Interest income was $136,000 and $243,000 for the third quarter of fiscal years 2003 and 2002, respectively, and represented interest earned on invested balances. Interest income decreased during the third quarter of fiscal year 2003 due primarily lower interest rates, combined with lower invested balances from fiscal year 2002 to fiscal year 2003 as working capital was used to fund operations. We invest in short-term, high-grade investment instruments as part of our overall investment policy.

                                  INCOME TAXES

In general, the Company records an income tax benefit at a blended Federal and state statutory income tax rate of 40.2%. Income tax benefit for the third quarter of fiscal year 2003 and 2002 as a percentage of pretax loss was 0.0% and 35.1%, respectively. The primary reason for the variance between the effective and statutory income tax rates in the third quarter of 2003 relates to the establishment of a valuation allowance in the amount of $0.8 million. For an additional discussion on the valuation allowance refer to Note 6. "Income Taxes" included in the Notes to Consolidated Condensed Financial Statements included herein. The primary reason for the variance in 2002 was due to expenses that were recorded for financial reporting purposes but not for income tax purposes, thereby reducing the income tax benefits.

THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 2003 COMPARED TO THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2002

                                    REVENUES

Revenues decreased 34.0% to $17.1 million for the thirty-nine weeks ended September 27, 2003, from $26.0 million for the thirty-nine weeks ended September 28, 2002. The decrease in revenues was primarily associated with the reduction of purchases of management consulting services by the communications service providers, which correlates with significant layoffs of management personnel by such clients and continuing adverse conditions in the industry. In addition there has been continued deferral of key management consulting pipeline opportunities, an increase in managed services outsourcing by clients which partially displaces what were historically management consulting opportunities for us and the resignation of certain key executives of the Company during fiscal year 2003. International volume has been consistent in comparison to the thirty-nine weeks ended September 28, 2002, however, our international revenue base increased to 9.2% of our revenues for the thirty-nine weeks ended September 27, 2003, up from 7.4% for the thirty-nine weeks ended September 28, 2002 due primarily to our decrease in domestic revenue. The operations and strategy consulting offerings both experienced a decline in revenues for the thirty-nine weeks ended September 27, 2003 compared to September 28, 2002, as operations consulting revenues were $8.0 million compared to $13.6 million and strategy-consulting revenues were $5.5 million compared to $8.7 million for the above periods. Marketing consulting revenues increased for the thirty-nine weeks ended September 27, 2003 compared to the thirty-nine weeks ended September 28, 2002, with revenues totaling $3.4 million and $3.0 million, respectively.

                                COST OF SERVICES

Costs of services  decreased  32.8% to $8.8  million for the  thirty-nine  weeks ended September 27, 2003 compared to $13.1 million for the thirty-nine weeks ended September 28, 2002, and was attributable primarily to the decrease in consulting engagements and corresponding reductions in consulting personnel costs. As a percentage of revenues, our gross margin was 48.6% for the thirty-nine weeks ended September 28, 2003, compared to 49.5% for the thirty-nine weeks ended September 28, 2002. The decrease in gross margin was primarily attributable to the impact of lower utilization of full time personnel.

Non-cash stock based compensation benefits of $113,000 and charges of $782,000 were recorded for the thirty-nine weeks ended September 27, 2003 and September 28, 2002, respectively. The primary reasons for the net decrease in non-cash stock based compensation charges for the third quarter of 2003 compared to the same period for 2002 was the reduction in amortization charges of a warrant of $623,000 as the warrant was fully amortized in the third quarter of 2002, and the net reduction in amortization charges related to pre-initial public offering grants of stock options. These net benefits decreased costs of services as a percentage of revenue by 0.7% and the net charges increased costs of services as a percentage of revenue by 3.0% for the thirty-nine weeks ended September 27, 2003 and September 28, 2002, respectively. Non-cash stock based compensation charges or benefits related to pre-initial offering grants of stock options are almost completely amortized and as a result current and future charges and benefits will be minimal with respect to these grants.

                               OPERATING EXPENSES

In total, operating expenses increased to $35.7 million for the thirty-nine weeks ended September 27, 2003, or 175.1% from $20.4 million for the thirty-nine weeks ended September 28, 2002. The major components of this $15.3 million increase relate to an $18.9 million goodwill and intangible asset impairment charge attributable to the lowered discounted cash flow projection of one of our acquired entities, partially offset by a $3.5 million reduction in selling, general and administrative expenses. The major components of the $3.5 million reduction in selling, general and administrative expense relate primarily to a $1.6 million reduction in severance charges incurred in fiscal 2002 and a $0.8 million decrease in payroll due to a reduction in our headcount. As a percentage of revenues, selling, general and administrative expenses increased to 83.0% compared to 68.4% for the thirty-nine weeks ended September 27, 2003 and September 28, 2002, respectively. This percentage increase was primarily attributable to the decreased revenues. Throughout fiscal year 2003, management has implemented a number of cost reduction initiatives including the reduction of sales and marketing staff, minimization of consultant recruitment, reduction in the Company's accounting staff as well as other administrative cost reduction.

Non-cash stock based compensation charges of $10,000 and $312,000 for the thirty-nine weeks ended September 27, 2003 and September 28, 2002, respectively, were recorded in connection with stock options granted to our partners, principals and certain senior executives and non-employee directors. These charges increased operating expenses as a percentage of revenue by less than 0.1% and 1.8% for the thirty-nine weeks ended September 27, 2003 and September 28, 2002, respectively. The $302,000 decrease in non-cash stock based compensation charges for the thirty-nine weeks ended September 27, 2003 compared to September 28, 2002 was a result of the reduction in the amortization of the deferred compensation charges recorded in connection with pre-initial public offering grants of non-qualified stock options, based on the accelerated vesting schedule for the recognition of expense associated with the options. The accelerated vesting schedule recognizes the most expense upfront in years one and two, with the expense declining in years three and four of vesting. Substantially all of the options are in their fourth year of vesting as of September 27, 2003 . Non-stock cash based compensation charges or benefits related to pre-initial offering grants of stock options are almost completely amortized and as a result current and future charges and benefits will be minimal with respect to these grants.

                                  OTHER INCOME

Interest  income was  $474,000  and  $766,000  for the  thirty-nine  weeks ended
September 27, 2003 and September 28, 2002, respectively, and represented interest earned on invested balances. Interest income decreased during the thirty-nine weeks ended September 27, 2003 due to lower invested balances and lower interest rates from fiscal year 2002 to fiscal year 2003. We invest in short-term, high-grade investment instruments as part of our overall investment policy.

                                  INCOME TAXES

Income tax benefit for the thirty-nine weeks ended September 27, 2003 as a percentage of pretax loss was 16.0 % compared to 38.9% for the thirty-nine weeks ended September 28, 2002. The decrease in the income tax benefit during the thirty-nine weeks ended 2003 as a percentage of pre-tax loss was due primarily to the Company recognizing a valuation allowance in the amount of $6.0 million in 2003. For an additional discussion on the valuation allowance refer to Note
6. "Income Taxes" included in the Notes to Consolidated Condensed Financial Statements included herein.

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

                         LIQUIDITY AND CAPITAL RESOURCES

At September 27, 2003, we had approximately $49.4 million in cash and cash equivalents. TMNG believes it has sufficient cash to meet anticipated cash requirements, including anticipated capital expenditures, consideration for possible acquisitions, and any continuing operating losses and continuing negative cash flow, for at least the next 12 months. The Company has established a flexible model that provides a lower fixed cost structure which enables TMNG to scale operating cost structures more quickly based on market conditions. Although the Company is well positioned because of its cash reserves to weather continuing adverse conditions in the communications industry for a period of time, if the industry and demand for consulting services do not rebound in the foreseeable future and we continue to experience negative cash flow, we could experience liquidity challenges.

Net cash used in operating activities was $4.3 million for the thirty-nine weeks ended September 27, 2003, compared to net cash provided by operating activities of $1.1 million for the same period in fiscal year 2002. The Company generated negative cash flow from its operating activities for the thirty-nine weeks ended September 27, 2003 primarily due to operating losses and the use of working capital (excluding accounts receivable) to fund operations, partially offset by a reduction in accounts receivable balances reflecting more focused billing and collection activities.

Net cash used in investing activities was $98,000 and $32.8 million for the thirty-nine weeks ended September 27, 2003 and September 28, 2002, respectively. Cash used in investing activities in 2003 related to the capitalization of software and computer equipment by the Company. Cash used in investing activities in 2002 related primarily to the March 6, 2002, acquisition of Cambridge Strategic Management Group, Inc. The purchase price of the acquisition, net of cash acquired, was $32.5 million.

Net cash used in financing activities was $33,000 for the thirty-nine weeks ended September 27, 2003, and related to payments made by the Company on the current portion of its capital lease obligations and outstanding debt, partially offset by proceeds received from the exercise of employee stock options and purchase of stock under the Company's employee stock purchase plan. Net cash provided by financing activities was $166,000 for the thirty-nine week period ended September 28, 2002, and related to proceeds from the exercise of employee stock options and purchase of stock under the Company's employee stock purchase plan, partially offset by payments made by the Company on the current portion of its capital lease obligations and current portion of outstanding debt.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 31. Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit   32.   Certifications   Furnished   Pursuant  to  Section  906  of  the
Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The Company filed a Form 8-K on October 31, 2003 with the Securities and Exchange Commission in connection with its earnings release dated October 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



         SIGNATURE                        TITLE                     DATE
         ---------                        -----                     ----
/S/ RICHARD P. NESPOLA          CHAIRMAN, PRESIDENT AND CHIEF  NOVEMBER 12, 2003
-----------------------------   EXECUTIVE OFFICER
RICHARD P. NESPOLA



/S/ DONALD E. KLUMB             CHIEF FINANCIAL OFFICER AND    NOVEMBER 12, 2003
-----------------------------   TREASURER
DONALD E. KLUMB                 (PRINCIPAL FINANCIAL OFFICER
                                AND PRINCIPAL ACCOUNTING
                                OFFICER)

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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

Date: November 12, 2003





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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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

Date: November 12, 2003





                                        BY:  /S/ DONALD E. KLUMB
                                        ---------------------------------------
                                        CHIEF FINANCIAL OFFICER AND TREASURER

EXHIBIT   32.   Certifications   Furnished   Pursuant  to  Section  906  of  the
Sarbanes-Oxley Act of 2002

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

Date: November 12, 2003





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

Date: November 12, 2003





                                        BY:   /S/ DONALD E. KLUMB
                                        ---------------------------------------
                                        CHIEF FINANCIAL OFFICER AND TREASURER