Form 10-K
period 2004-01-03
MANAGEMENT NETWORK GROUP INC
filed 2004-03-31
CIK 1094814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (MARK ONE)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 03, 2004

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM              TO             .
                                         ------------    ------------

                        COMMISSION FILE NUMBER: 000-27617

                       THE MANAGEMENT NETWORK GROUP, INC.


             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



             DELAWARE                                  48-1129619
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

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [ ] NO [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 26, 2004 was approximately $65.7 million. As of March 26, 2004, the Registrant had 34,565,483 shares of common stock, par value $0.001 per share (the Common Stock), issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The  information  required  to be provided in Part III (Items 10, 11, 12, 13 and
14) of this Annual Report on Form 10-K is hereby incorporated by reference from the Company's Definitive 2004 Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year.

                       THE MANAGEMENT NETWORK GROUP, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS



                                                                        PAGE
                                                                        ----
                                     PART I

Item 1.   Business....................................................     4
Item 2.   Property....................................................    16
Item 3.   Legal Proceedings...........................................    16
Item 4.   Submission of Matters to a Vote of Security Holders.........    17

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    17
Item 6.   Selected Consolidated Financial Data........................    18
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    19
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................    26
Item 8.   Consolidated Financial Statements...........................    27
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................    54
Item 9A.  Controls and Procedures ....................................    54

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..........    54
Item 11.  Executive Compensation......................................    54
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................    54
Item 13.  Certain Relationships and Related Transactions..............    55
Item 14.  Principal Accountant Fees and Services .....................    55

                                    PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K....................................................    55
SIGNATURES............................................................    56

                                     PART I

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

Cautionary statement regarding forward-looking information

With the exception of historical information, this report on Form 10-K contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995 and identified by such words as "will be," "intend," "continue," "believe," "may," "expect," "hope," "anticipate," "goal," "forecast" or other comparable terms. The Management Network Group, Inc.'s actual financial condition, results of operations or business may vary materially from those contemplated by such forward looking statements and involve various risks and uncertainties, including but not limited to those discussed in Item 1, "Business
- Risk Factors." Investors are cautioned not to place undue reliance on any forward-looking statements.

WEBSITE ACCESS TO EXCHANGE ACT REPORTS

The Management  Network Group,  Inc.'s internet website address is www.tmng.com.
The Management Network Group, Inc. ("TMNG" or "the Company") makes available free of charge through TMNG's website the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to the Securities and Exchange Commission ("SEC").

ITEM 1. BUSINESS

GENERAL

Founded in 1990, TMNG a Delaware corporation, is a leader in consulting to the communications industry. The Company has built a fully integrated suite of consulting offerings including strategy, management, marketing, operational, and technology consulting services primarily to communications service providers, technology companies and financial services firms located principally in North America and Western Europe. Historically, in addition to North America and Western Europe, TMNG has provided consulting services to clients in almost all other major international markets. TMNG believes it is unique in its ability to provide a comprehensive business solution to the communications industry, including strategy consulting and business planning, product/service definition and launch, customer acquisition and retention, business model transformation, technical support and process modeling for business support systems (BSS) and operations support systems (OSS). TMNG has consulting experience with almost all major aspects of managing a global communications company. In addition, TMNG provides marketing consulting services to clients outside of the communications industry, primarily in the Eastern Region of the United States (Mid-Atlantic).

From its inception to mid-fiscal year 2000, TMNG was a provider of a comprehensive range of services to the global communications industry with significant focus and emphasis on management and operational consulting services. During fiscal year 2000 the Company identified early leading indicators of the market downturn in the communications industry (See "Market Overview" in Item 1 for an additional discussion of market changes). The Company broadened its focus and emphasis to include not only management and operational consulting but also strategy and marketing to enable the Company to deliver solutions to its communication service provider clients. To accomplish this transformation, the Company looked to increase the breadth of its employee work base, hiring consultants of increasingly diverse backgrounds with various technical competencies, and began an acquisition strategy to acquire consulting companies whose offerings complemented, expanded and deepened the offerings historically provided by TMNG. Key acquisitions completed by TMNG during the last four years included Cambridge Strategic Management Group, Inc. (now "TMNG Strategy"), The Weathersby Group, Inc. (now "TMNG Marketing") and Tri-Com Computer Services, Inc. (now "TMNG Technologies"). These businesses focused primarily on strategy, new product launch initiatives, customer acquisition and retention, and technology consulting to the global communications industry. The Company believes these acquisitions have expanded key client relationships, have positioned TMNG uniquely in the market to effectively serve today's needs of large global communication service providers, and have provided an expansion of key direct distribution channel elements to TMNG. In fiscal year 2003, the Company better integrated these practices and now brings a fully integrated suite of offerings to the communications marketplace.

As TMNG primarily focuses on communication service providers, it has learned during the course of numerous engagements what the service providers' key business objectives consist of, both near and long term. Subsequently, TMNG built product offerings targeting software solution and technology companies, investment banking, and private equity firms which invest in and serve the communications industry. The Company's services to software and technology firms have included strategy definition, product offering positioning, application development, assistance in responding to requests for proposals, and implementing solutions within the service provider environment. Services to the investment banking and private banking community have included prospect validation and due diligence.

Recently, with the market dynamics changing, (see "Market Overview" in Item 1) TMNG is focusing on the opportunity to expand its offerings through indirect channel partners. Partnering will better enable the Company to serve large clients in what has become a shrinking and consolidating marketplace. TMNG provides its partners with contacts, business analysis, business process outsourcing (BPO) solutions, and depth of knowledge and experience in serving the industry. The partnerships bring technology solutions and systems integration capabilities which enable TMNG to provide a more comprehensive client offerings and solution to effectively compete with other global consultancies. Such partnerships are also expanding the Company's relationships with off-shore development firms located primarily in the Asian market that provide high quality, low cost solutions to the industry.

The Company is evolving its service offerings to support the next generation of data and content offerings and is providing communications consulting expertise to new and growing organizations with increasing demand. The Company continues to invest significantly in wireless, including a strategic partnership with inCode Telecom Group, in the construction of a wireless next generation laboratory located in San Diego, California. In 2003, the Company took a leadership position in the wireless industry by providing a suite of offerings to assist wireless carriers with the impact of wireless number portability
(WNP). The Company looks to focus on several data and broadband wireless initiatives in 2004. The Company is also investing in intellectual capital to assist major communication service providers in dealing with the voice over internet protocol (VOIP) and Internet Protocol managed offerings transformation which TMNG believes will have an impact on the industry. Finally, the Company has recruited executives with expertise and relationships serving the rural local exchange carrier (RLEC) market and is building presence and market share in that industry segment of communications service providers.

The Company intends to continue capitalizing on its industry expertise by refreshing existing proprietary toolsets and building new toolsets to enable it to provide strategic, management, marketing, operational, and technology support to clients. TMNG's toolsets are consulting guidelines, processes and benchmarks created and updated by TMNG consultants based on their experience over many consulting engagements. These toolsets assist clients to improve productivity, gain competitive advantage, reduce time to market and market entry risk, and increase revenues and profits. TMNG's services are provided by a team comprised of senior professionals recruited from prestigious university campuses complemented by teams of consultants from the communications industry averaging 15 years of experience.

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

MARKET OVERVIEW

The demand for consulting services increased throughout the 1990's, and this trend was especially prevalent for consulting services of communications and e-commerce consulting firms. The key contributor to this was the significant projected growth of the internet and e-commerce which stimulated capital investment into new and existing wireline communications providers, enabling their investment in new network technology and the creation of new broadband market offerings. Investment was further accelerated through global deregulation of the communications industry throughout the 1990's. The deregulation of the communications industry resulted in increased competition by the creation of increased demand for fiber and capacity by the new market entrants; a massive influx of capital to fund carrier entrants and allow existing firms to purchase aggressively from one another as they expanded; rapid internet growth, spurring broadband internet access services, digital subscriber line (DSL) internet access and unbundled local loops that forged the way for wholesale DSL business models; and technological innovations, allowing new service offerings in the areas of voice, data, video and content.

Similarly, significant investment was made in the wireless communications industry, which was experiencing tremendous growth as a growing percentage of voice communications were migrating to wireless networks and devices. In addition, the personal communications services (PCS) auctions in the United States and universal mobile telecommunications system (UMTS) broadband spectrum auctions in Europe resulted in new providers, additional services, and improved technology. Customer penetration resulted in both residential and business customers, and services were expanded to include wireless data offerings primarily in Europe and Asia.

By mid-2000, following the first announcements of disappointing financial performance by wireline and wireless communication service providers and their vendors, it became apparent that the rate of investment and adoption was far exceeding the expected rate of consumption in e-commerce and broadband offerings. The massive inflow of capital in communications during the 1990's resulted in an inflated market scenario, where once solid business models were now ill equipped to function and adjust to the macroeconomic environment. The cycle was further perpetuated by the over saturation of new market entrants where supply far exceeded levels sustainable by the market, creating pressure for consolidation and funding contraction. As a result, the industry experienced a significant number of bankruptcies and layoffs in excess of half a million individuals in the United States alone. Because the communications companies often purchased services from one another, the bankruptcies led to a vicious cycle of industry-wide destabilization with each successive bankruptcy jeopardizing another company's liquidity position.

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

As the macroeconomic forces discussed above continue to destabilize the communications industry, outside consulting services for communications have been negatively impacted, including TMNG's. Communications companies have continued to reduce their demand for external consultants, seeking instead to utilize more internal resources, or in some cases delayed capital and operating expenditures related to the launch of new products and services, particularly in networks and technology. This has resulted in a continued substantial decline in TMNG's revenue and profits during fiscal years 2001, 2002 and 2003 (See Item 1, "Business - Risk Factors" and Item 7, "Management's Discussion and Analysis").

Today, the global communications industry is in the midst of what the Company believes to be revolutionary change.

The Company believes the companies that survived the fallout over the past three years will either acquire or be acquired and/or need to implement significant changes to their organizations. The Company believes access to capital markets will remain limited and, as a result, capital and operating investment and expense will continue to be closely monitored.

As TMNG enters fiscal 2004, the Company believes the large global communications companies will be strategically focused on the following key initiatives, with priority depending upon present position and state of the company: launching new products with focus on enterprise customers and broadband and content offerings; cost cutting through outsourcing on non-critical activities; bundling of product offerings; improving the customer experience and minimizing churn; and maximizing invested network efficiencies. It is also expected that further market consolidation will occur over the next few years. It is the Company's belief that the regulatory environment will also continue to play a key factor in the strategy and operations of communications providers. Most notably, as it relates to requirements to offer wholesale pricing on network elements and taxation surrounding communications over VOIP. Regulatory decisions will further facilitate the speed of change to next generation networks, as it will provide input to the business cases. The Company expects demand for consulting services over the next decade to be differentiated compared to the past, with increased focus on wireless, and internet based offering, outsourced BPO service opportunities, the increasing presence of offshore technology partners due to price advantage, and the need for existing management consultancies to provide solutions to communications industry challenges. As discussed in Item 1, "Business - General," TMNG has invested significantly to enable the Company to provide such services.

It has been the Company's experience that because the expertise needed by communications companies to address the market's needs is typically outside their core competencies, they must ultimately either recruit and employ experts or retain outside specialists. The Company believes due to the range of expertise required and the time associated with hiring and training new personnel, bringing expertise in-house is often not a viable option. Although demand for consulting services has been down for the last three years, the Company believes customers will need to outsource some of the expertise required to adapt to new environments and capitalize on new technologies now emerging. When retaining outside specialists, communications companies need experts that fully understand the communications industry and can provide timely and unbiased advice and recommendations. TMNG intends to continue responding to that need.

BUSINESS STRATEGY

The Company's objective is to establish itself as the consulting company of choice to the communications industry, which includes the service providers and technology companies that serve the industry, and the financial services and investment banking firms that invest in the sector. The following are key strategies the Company has adopted to pursue this objective.

- Develop and evolve existing offerings/solutions and thought leadership

The Company plans to continue expanding its end-to-end solutions offerings, both by organic expansion and/or through acquisitions. Organic expansion involves launching new products and services and generating revenues through integrated offerings jointly developed by the Company and its acquired companies. Organic expansion will also focus on offerings geared towards increasing clients' efficiencies. The Company expanded its offerings through the acquisition of TMNG Marketing in late 2000. TMNG Marketing provides a full spectrum of marketing consulting services, including product development, churn management and market research that takes clients from the point of product definition to customer acquisition and retention. In 2001, the Company acquired TMNG Technologies. TMNG Technologies provides end-to-end OSS, data center, systems solutions, data sourcing, legacy integration and middleware implementation. Additionally, in March 2002, TMNG acquired TMNG Strategy. This newest acquisition provides a wide range of business strategy services including analyses of industry and competitive environments; product and distribution strategies; finance, including business case development, modeling, cost analysis and benchmarking; and due diligence and risk assessment.

The Company plans to continue extending its product offerings to the communications industry. As discussed in "Market Overview" in Item 1 above, the Company believes wireline and wireless providers will be strategically focused on the following key initiatives, with priority depending upon present position and state of the company: launching new products with focus on enterprise customers and broadband offerings; cost cutting through outsourcing of non-critical activities; bundling of product offerings; improving the customer experience and minimizing churn; and investing in next generation networks.

- Continue to build the TMNG brand

The Company plans to continue building and communicating the TMNG brand, further positioning the Company as the consultancy of choice for the global communications industry. Special focus will be placed on brand and eminence building in the wireless consulting market and in the VOIP arenas. Direct marketing efforts and other marketing initiatives are underway to continue building awareness of TMNG and communicating the Company's key strengths, including the Company's uniquely high level of experienced consultants, focus on the global telecommunications industry, integrated end-to-end solution and commitment to bringing clients a positive return on their investment. Each of the acquisitions by the Company is also being rebranded under the TMNG label.

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

The Company reinvigorates existing skill sets of its consultants with proprietary toolsets that provide methodologies they use to augment their experience  and helps  analyze  and solve  clients'  problems.  TMNG  utilizes a network of eRooms to serve as a knowledge base, enabling consultant collaboration on engagements and providing support information and updates of TMNG current toolsets and releases of next generation tools. Finally, the Company continues to manage its flexible and unique employee and independent subject matter expert model to maximize skill set offerings, while minimizing the effect of unbillable consultant time.

- Maintaining a global presence

The Company plans to maintain presence globally to deliver services and solution capabilities to client companies located around the world. Especially in Western Europe, the Company believes the competitive market expertise of TMNG's U.S. consultants can be a key factor for foreign companies facing the business issues associated with deregulation and competition.

- Building intellectual capital and a comprehensive suite of wireless and VOIP consultative offerings

TMNG has completed engagements with wireless clients in the U.S., Europe, Latin America, Asia and the Middle East. The Company's services have included business and strategic planning, product development, customer acquisition and retention, business and operations process design and reengineering, revenue and cost management and network planning. In 2003 the Company built a suite of offerings to support WNP for the wireless industry.

In association with the Company's strategic partner, inCode Telecom Group, a technology laboratory has been established to enable advances in wireless technology. The Wireless Technology Lab (WTL), located in San Diego, California, is a center for testing and demonstrating advanced wireless equipment and software. It also serves as a neutral location for application development. The WTL is the first independent facility to provide a vendor and technology-neutral, real-world testing ground for next-generation wireless technologies. In 2004, the Company will look to the laboratory to assist in the creation of service offerings to the wireless marketplace.

In  2004,   the  Company's  top  two  strategic   focuses  will  be  building  a
knowledgebase and developing service offerings supporting wireless communication service providers and VOIP initiatives.

- Leveraging knowledge and skills to new opportunities and services

The Company is expanding its service offerings and is providing communications consulting expertise to new and growing organizations with increasing demand. In 2002, the Company obtained a Government Services Authorization (GSA), which enables the Company to provide consulting services to the Federal government. The Company has recruited personnel with expertise in building a government consultancy and looks to develop and launch offerings to the Federal government. In addition, the Company has recruited executives with expertise and a relationship serving the incumbent local exchange carrier (ILEC) market and plans to build its presence and market share in that industry segment of communications service providers.

The Company is also expanding its focus on managed service offerings and partnerships with select global technology, outsourcing and system integration firms as a complement to the Company's consultancy offerings. The Company believes this will be a fast growing market segment which should allow the
Company to leverage its intellectual capital while teaming with technology partners to bring BPO and managed services offerings to select clients. The Company believes it is uniquely positioned to capitalize on these anticipated market opportunities, particularly because of its vendor neutrality and proprietary productivity toolsets.

SERVICES

TMNG provides a full range of strategic, marketing, operations and technology consulting services to the communications industry. Services provided include:

- Strategy and Business Case Development

TMNG provides comprehensive strategic analysis to service providers, equipment manufacturers and financial investors in the communications industry. The Company's approach combines rigorous qualitative and quantitative analyses with a detailed understanding of industry trends, technologies, and developments. TMNG provides clients with specific solutions to their key strategic issues relating to their existing business as well as new product and service opportunities. TMNG's services include business case development, data and content strategies, marketing spending optimization, service and brand diversification, enterprise and small business strategies, technology commercialization and operational strategies.

- Product Development and Management

TMNG offers global communications service providers the benefit of its hands-on experience developing and launching new products and services for some of today's industry leaders. TMNG's product development approach includes market
assessments,   product/service  definition,
business requirements definition, project management, testing and release. TMNG also helps communication clients by evaluating the profitability of existing product and service offerings to identify opportunities to consolidate, de-emphasize or decommission offerings to improve clients' overall profitability.

- Customer Acquisition and Retention

TMNG has developed and implemented acquisition and retention strategies for clients in the communications industry. TMNG's consultants are skilled in the areas of target market segmentation, campaign management and sales-process management. TMNG's strategies take into account the needs and preferences of the target market and include a mix of marketing communications, partner programs, e-marketing, direct sales, telemarketing, direct response and loyalty and retention programs.

- Revenue and Cost Management

TMNG is dedicated to helping clients uncover and recover missed opportunities at every stage along the revenue life cycle and reduce the costs associated with managing business functions. TMNG's approach to revenue and cost management centers around operational assessment, process improvement, organizational restructuring, and continuous improvement. TMNG's consultants utilize their industry expertise and the Company's proprietary TMNG QBC (R) (Quality Business Controls) toolset to deliver quantifiable benefits to clients.

- Business and Operations Process Redesign and Reengineering

TMNG provides clients with efficient, integrated business and operational processes, supporting technology systems and web-centric interfaces across all OSS/BSS applications. TMNG takes clients from the point of customer acquisition to provisioning all the way through to billing, collections and accounts receivable management to cash and profits in the bank. TMNG process redesign and reengineering expertise is put to use not only for the Company's clients, but also in TMNG's Wireless Technology Lab where the Company is working with its partners to develop and test leading edge wireless applications.

- Corporate Investment Services

The Company provides a wide range of corporate investment services to investment/private equity firms in connection with investments and mergers and acquisitions in the communications industry. Services include evaluation of management teams and business plans, identification of strengths and weakness of the company, and analyses of the company's financial models, systems, products and operational and business processes. Post-investment support is also provided to help customers in the optimization of their investment. The Company's
Operational Performance Appraisal (OPA (TM)) features an assessment of communications companies' revenue assurance, network inventory, network operations, order management and provisioning, disaster recovery planning and e-commerce operations and products. The appraisal seeks to help companies optimize asset utilization, including network assets and inventory. In addition, OPA(TM) seeks to maximize revenue and minimize associated costs and determine if the provider's customers are being served effectively.

- TMNG Resources

TMNG Resources, a business unit of TMNG Marketing, focuses on providing subject matter experts (SMEs) utilizing a staff augmentation model. As the telecom industry starts to rebound ever so slowly, the Company believes service providers may, at least initially, be hesitant to make permanent hiring decisions and will seek temporary expert staff. The Company believes TMNG Resources is uniquely positioned to fill the recruiting needs of the Company's clients.

COMPETITION

The market for communications consulting services is highly fragmented and changing rapidly. TMNG faces competition from major business and strategy consulting firms, large systems integration and major global outsourcing firms, offshore development firms from the Asian markets, equipment and software firms that have added service offerings, and customers' internal resources. Recently, there has been a significant increase in demand for firms that can bundle BPO with systems and technical integration. Many of these competitors are large organizations that provide a broad range of services to companies in many industries, including the communications industry. Many of these competitors have significantly greater financial, technical and marketing resources and greater name recognition than TMNG. TMNG believes it has a competitive advantage due to its single focus on the communications industry, and the comprehensive offerings it provides to its customers. TMNG also believes the complementary experience and expertise of its professionals represents a competitive advantage. TMNG's consulting team is comprised of senior professionals recruited from prestigious university campuses complemented by teams of consultants from the communications industry averaging 15 years of experience.

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

With the communications industry experiencing significant economic challenge, contraction and consolidation, TMNG believes the Company's principal competitive factor is the Company's continual focus on the communications industry and the ability to develop and provision solutions that enhance client revenue and asset utilization and provide return on investment. In a down economic environment, the Company's biggest competitor is the customer's internal resources. As a result, the most significant competitive advantage becomes long-lived relationships with key client executives that have developed over time from consistency in responsiveness to their needs, quality and reliability of consultants and deliverables, and an appropriate price/value formula.

EMPLOYEES

TMNG's ability to recruit and retain experienced, highly qualified and highly motivated personnel has contributed greatly to the Company's performance and will be critical in the future. The Company offers a flexible recruiting model that enhances the ability to attract consultants and to effectively manage utilization. TMNG's consultants may work as full time employees or as contingent employees. Contingent employees receive company-paid medical insurance, vacation and other employee benefits. Instead of receiving a regular salary, however, contingent employees will only be paid for time spent working on consulting projects for customers or working on internal projects. Generally, TMNG will offer contingent employment to personnel who are frequently utilized on consulting projects, and have a skill set/offering that is in high demand. TMNG also has relationships with many independent contracting firms to assist in delivery of consulting solutions. TMNG's current base of independent firms have specialized expertise in discrete areas of communications, and TMNG typically deploys these firms only when their unique expertise/offering is required.

As of January 3, 2004, TMNG has utilized approximately 180 consultants, representing a combination of employee consultants and independent contracting firms. Of these, 76 were employee consultants and approximately 104 were working on engagements for TMNG primarily through independent subcontracting firms. In addition to the consultants, TMNG has an administrative staff of approximately 25 employees in the accounting and finance, marketing, recruiting, information technology, human resources and administrative areas.

BUSINESS SEGMENTS

Based on an analysis of the criteria in SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information" the Company has concluded it has five operating segments, of which four are aggregated in one reportable segment, the Management Consulting Services segment, and the remaining segment in All Other. Management Consulting Services include business strategy and planning, product/service definition and launch, customer acquisition and retention, business model transformation, and technical and process modeling for BSS and OSS environments. All Other consists of computer hardware commissions and rebates received in connection with the procurement of hardware for third parties. The accounting policies for the segments are documented in the summary of significant accounting policies under Item 8, "Consolidated Financial Statements," Footnote 1 "Organization and Summary of Significant Accounting Policies." As discussed in Item 8, "Consolidated Financial Statements," Footnote 14, "Subsequent Event," effective March 4, 2004, Management and the Board of Directors approved the closing of the hardware segment of the business.

Management evaluates segment performance based upon Income (Loss) from Operations, excluding equity related charges, goodwill and intangibles amortization, and goodwill and intangible asset impairment. Management also evaluates trade accounts receivable as part of its overall assessment of the segments' performance. There are no intersegment sales. Revenues from external customers, a measurement of profit or loss and total assets for each segment are disclosed in Item 8, "Consolidated Financial Statements," Footnote 5 "Major Customers, Business Segments and Significant Group Concentrations of Credit Risk."

MAJOR CUSTOMERS

Since inception, TMNG has provided services to approximately 600 domestic and international customers, primarily communication service providers and large technology and applications firms ("TMNG Partners") serving the communications industry. The Company depends on a small number of key customers for a significant portion of revenues. For fiscal year 2003, revenues from Nextel Communications, Inc. and AT&T Corporation each accounted for more than 10% of revenues, and in the aggregate accounted for 25.3% of revenues. Also during fiscal year 2003, the Company's top ten customers accounted for approximately 66.5% of total revenue. TMNG generally provides discounted pricing for large projects on fixed commitments with long-term customers. Because TMNG's clients typically engage services on a project basis, their needs for services vary substantially from period to period. TMNG continues to concentrate on large wireline and wireless global communications companies headquartered principally in North America and Western Europe and seeks to offer broad and diversified services to these customers. The Company anticipates that operating results will continue to depend on volume services to a relatively small number of communication service providers and technology vendors. The Company anticipates increased market demand for bundled business process and technical outsourcing which the Company and its TMNG Partners have formalized agreements to provide. In addition, the Company provides marketing consulting across multiple business verticals, primarily on the East Coast of the United States.

INTELLECTUAL PROPERTY

TMNG's success is dependent, in part, upon proprietary processes and methodologies, and the Company relies upon a combination of copyright, trade secret, and trademark law to protect intellectual property. Additionally, employees and consultants are required to sign non-disclosure agreements to assist the Company in protecting its intellectual property. The Company has obtained federal registration for seventeen trademarks and has filed applications to register four other marks in the United States. It is possible that third parties may challenge TMNG trademark applications.

The  Company  does  not  have  any  patent   protection   for  the   proprietary
methodologies used by TMNG consultants. TMNG does not currently anticipate applying for patent protection for these toolsets and methodologies.

SEASONALITY

In the past, the Company has experienced seasonal fluctuations in revenue in the fourth quarter due primarily to the fewer number of business days because of the holiday periods occurring in that quarter. The Company may continue to experience fluctuations in revenue in the fourth quarter and may experience fluctuations in summer months and other vacation periods. As the Company expands internationally, third quarter revenue may fluctuate as a result of significant vacation periods taken in the summer months.

RISK FACTORS

RISKS THAT RELATE TO TMNG'S BUSINESS

TMNG's business, operating results, and financial condition are subject to numerous risks, uncertainties, and contingencies, many of which are beyond the Company's control. The following important factors, among others, could cause actual results to differ materially from those contemplated in forward-looking statements made in this Annual Report on Form 10-K or presented elsewhere by management from time to time. Investors are urged to consider these risk factors when evaluating an investment in the Company.

TMNG'S RESULTS OF OPERATIONS ARE MATERIALLY AFFECTED BY ECONOMIC CONDITIONS, LEVELS OF BUSINESS ACTIVITY AND LEVELS OF CHANGE IN THE INDUSTRIES THE COMPANY SERVES.

Uncertain global economic and political conditions affect many of the Company's clients' businesses and many clients continue to reduce or defer expenditures for consulting services. In addition, TMNG's business tends to lag behind economic cycles and, consequently, the benefits of any industry recovery to the Company's business may take longer to realize. The Company continues to experience pricing pressures, but the primary cause of TMNG's eroding revenues has been budget constraints and budget reductions on the part of the Company's service provider clients. Further deterioration of global industry, economic or political conditions could increase these effects.

TMNG FOCUSES ALMOST EXCLUSIVELY ON SERVING THE COMMUNICATIONS INDUSTRY, WHICH CONTINUES TO EXPERIENCE DECLINING RESULTS OF OPERATIONS, BANKRUPTCIES, FUTURE UNCERTAINTIES AND A REDUCTION IN THE AVAILABILITY OF INVESTMENT CAPITAL. ADVERSE INDUSTRY CONDITIONS HAVE RESULTED IN DECLINING DEMAND FOR THE COMPANY'S SERVICES, DECLINING REVENUES, LOSSES FROM OPERATIONS AND A DECLINE IN TMNG'S STOCK PRICE, AND COULD CONTINUE TO HARM THE COMPANY. IF CONDITIONS IN THE COMMUNICATIONS INDUSTRY DO NOT IMPROVE IN THE NEAR FUTURE, THE COMPANY'S FINANCIAL POSITION MAY CONTINUE TO BE DIMINISHED, THE COMPANY'S LIQUIDITY MAY BECOME IMPAIRED AND FUNDING FROM THE CAPITAL MARKETS MAY NOT BE AVAILABLE

The Company derived almost all of its revenues from consulting engagements within the communications industry. Much of the Company's past growth arose from business opportunities presented by industry trends that included deregulation, increased competition, technological advances, the growth of e-business and the convergence of service offerings.

However, beginning in late 2000 and continuing through 2003, many communications companies, including carriers, equipment manufacturers and other industry participants have reported declining results of operations and liquidity, and there have been numerous bankruptcy filings. These events resulted in a substantial decline in TMNG's revenues and net losses through the fourth quarter of 2003. The Company's future operating results could continue to be affected by continuing declines in results of operations and continuing financial difficulties among communications companies. In addition to continuing decreases in demand for the Company's services, future client financial difficulties and/or bankruptcies could require the Company to write-off receivables that are in excess of bad debt reserves, which would harm the Company's results of operations in future fiscal periods. Client bankruptcies could also create an at-risk situation on balances for professional services collected near the bankruptcy filing date. In addition, the worsening conditions in the communications sector could cause companies to delay new product and new business initiatives and to seek to control expenses by reducing use of outside consultants. Additionally, the communications industry is in a period of consolidation, which could reduce the Company's client base, eliminate future opportunities or create conflicts of interest among clients. As a result, current industry conditions may continue to harm the Company's business, financial condition, results of operations, liquidity and ability to make acquisitions and raise investment capital.

TMNG IS DEPENDENT ON A LIMITED NUMBER OF LARGE CUSTOMERS FOR A MAJOR PORTION OF ITS REVENUES, AND THE LOSS OF A MAJOR CUSTOMER COULD SUBSTANTIALLY REDUCE REVENUES AND HARM THE COMPANY'S BUSINESS AND LIQUIDITY

TMNG derives a substantial portion of its revenues from a relatively limited number of clients. The services required by any one client may be affected by industry consolidation or adverse industry conditions, technological developments, economic slowdown or internal budget constraints. As a result, the volume of work performed for specific clients varies from period to period, and a major client in one period may not use the Company's services in a subsequent period.

TMNG's services are often sold under short-term engagements and most clients can reduce or cancel their contracts with little or no penalty or notice. The Company's operating results may suffer if it is unable to rapidly re-deploy consultants if a client defers, modifies or cancels a project. Consequently, investors should not predict or anticipate the Company's future revenue based on the number or type of clients TMNG has or the number and scope of its existing engagements.

THE COMPANY'S REVENUES AND OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY FROM QUARTER-TO- QUARTER, AND FLUCTUATIONS IN THE COMPANY'S OPERATING RESULTS COULD CAUSE THE COMPANY'S STOCK PRICE TO DECLINE

TMNG's revenue and operating results may vary significantly from quarter-to-quarter due to a number of factors. In future quarters, the Company's operating results may be below the expectations of public market analysts or investors, and the price of TMNG's common stock may decline. This is especially true under present economic conditions impacting the communications industry, a typical result being fewer opportunities and discounted pricing. Factors that could cause quarterly fluctuations include:

-    the beginning and ending of significant contracts during a quarter;

-    the size and scope of assignments;

- the form of customer contracts changing primarily from time and materials to fixed price or contingent fee, based on project results;

-    consultant turnover, utilization rates and billing rates;

- the loss of key consultants, which could cause clients to end their relationships with TMNG;

-    the ability of clients to terminate engagements without penalty;

- fluctuations in demand for the Company's services resulting from budget cuts, project delays, industry downturns or similar events;

- clients' decisions to divert resources to other projects, which may limit clients' resources that would otherwise be allocated to services the Company could provide;

-    reductions in the prices of services offered by TMNG's competitors;

-    fluctuations in the communications market and economic conditions;

-    seasonality during the summer, vacation and holiday periods;

-    fluctuations in the value of foreign currencies versus the U.S. dollar; and

- global economic and political conditions and related risks, including acts of terrorism.

Because a significant portion of the Company's non-consultant expenses are relatively fixed, a variation in the number of client assignments or the timing of the initiation or the completion of client assignments may cause significant variations in operating results from quarter-to-quarter and could result in continuing losses. To the extent the addition of consultant employees is not followed by corresponding increases in revenues, additional expenses would be incurred that would not be matched by corresponding revenues. Therefore, profitability would decline and the Company could potentially experience further losses. In addition, the Company's stock price would likely decline.

Additionally, fixed and contingent fee contracts entail subjective judgments and estimates about revenue recognition and are subject to uncertainties and contingencies. For a more complete discussion of the Company's accounting for revenue recognition, see "Critical Accounting Policies" included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

TMNG HAS MADE SEVERAL ACQUISITIONS AND MAY CONTINUE TO MAKE ACQUISITIONS, WHICH ENTAIL RISKS THAT COULD HARM THE COMPANY'S FINANCIAL PERFORMANCE OR STOCK PRICE, AND MAY BE DILUTIVE TO EXISTING SHAREHOLDERS

As part of the Company's business strategy, TMNG has made and may continue to make acquisitions. Any future acquisition would be accompanied by the risks commonly encountered in acquisitions. These risks include:

- the difficulty associated with assimilating the personnel and operations of acquired companies;

-    the potential disruption of the Company's existing business;

-    further reductions in the Company's cash reserves;

- adverse effects on the Company's financial statements, including write-offs and assumption of liabilities of acquired businesses; and

-    paying too much for an acquired Company.

If TMNG makes acquisitions and any of these problems materialize, these acquisitions could negatively affect the Company's operations, profitability and financial condition.

TMNG HAS GENERATED SIGNIFICANT DEFERRED INCOME TAX ASSETS AND IF THE COMPANY IS NOT ABLE TO GENERATE SUFFICIENT TAXABLE INCOME IN FUTURE PERIODS, THE COMPANY MAY NOT BE ABLE TO REALIZE THE INCOME TAX BENEFITS RELATED TO THOSE ASSETS

During fiscal year 2003, a valuation allowance in the amount of $24.0 million was recorded in connection with the Company's deferred tax assets. Management continues to evaluate the recoverability of the deferred tax assets balances. As part of its analysis, the impact of sources of future income has not been included due to the Company's history of cumulative operating losses. In the event the Company continues to report net operating losses for financial reporting, no tax benefit would be recognized for those losses.

ANY CONTINUING DECREASE IN CURRENT AND PROJECTED REVENUES MAY RESULT IN ADDITIONAL ASSET IMPAIRMENTS AND CONTINUE TO ADVERSELY AFFECT THE COMPANY'S PROFITABLITY

As part of TMNG's business strategy the Company has made and may continue to make acquisitions. As a result, goodwill and intangible assets constitute an increasing amount of the assets reported on the Company's balance sheet. The Company may be required to write down goodwill and intangible assets on the Company's financial statements as a result of declining revenues and earnings.

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards ("SFAS") No. 142 "Accounting for Goodwill and Intangible Assets." SFAS No. 142 requires an annual evaluation of goodwill to determine if an impairment of goodwill has occurred. The evaluation involves calculating enterprise fair value, which may be based on a number of analyses, including a discounted cash flow projection of future financial results. Estimated fair values are then compared to the total recorded book value to determine if an impairment of goodwill is deemed to have occurred. If an impairment of goodwill is deemed to have occurred, this would negatively affect the Company's consolidated results of operations. The Company recorded impairment charges of $27.1 million and $15.8 million related to the impairment of goodwill in 2002 and 2003, respectively. If the Company is not able to achieve projected future operating performance and related cash flows, goodwill may become further impaired, and the resulting asset impairment would be charged to operating income.

In connection with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" the Company, using its best estimates based on reasonable and supportable assumptions and projections, reviews for impairment long-lived assets and certain identifiable intangibles to be held and used whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable. During fiscal year 2003, management identified certain events, including significant decrease in revenue from customers whose relationships were valued in purchase accounting. The Company performed an impairment test, and determined that the carrying value of customer relationships exceeded their fair market value and recorded an impairment loss of approximately $3.7 million in 2003. If the Company is not able to achieve projected future operating performance and related cash flows, intangible assets may become further impaired, and the resulting asset impairment would be charged to operating income.

THE COMPANY HAS REDUCED CONSULTANT HEADCOUNT DURING THE PAST FISCAL YEAR, AND THE TERMINATION OF CONSULTANTS COULD RESULT IN A DIMINISHMENT OF CONSULTATIVE OFFERINGS AVAILABLE TO CUSTOMERS

Beginning in fiscal year 2001 and continuing through fiscal year 2003, the Company undertook a series of cost-cutting measures, including the reduction in employee consultant headcount. As the talents and skill sets of these employee consultants are no longer available to the Company, TMNG could be adversely affected in its ability to provide various consultative offerings to customers, potentially resulting in a diminishment of revenue opportunities for the Company.

THE MARKET IN WHICH TMNG COMPETES IS INTENSELY COMPETITIVE, AND ACTIONS BY COMPETITORS COULD RENDER THE COMPANY'S SERVICES LESS COMPETITIVE, CAUSING REVENUES AND INCOME TO DECLINE

The market for consulting services to communications companies is intensely competitive, highly fragmented and subject to rapid change. Competitors include strategy and management consulting firms and major global outsourcing firms like International Business Machines Corporation (IBM), Electronic Data Systems Corporation (EDS) and Computer Sciences Corporation (CSC), which have become more significant competitors recently due to the outsource of certain business support system (BSS) and operating support system (OSS) operations, and large technical firms from the Asian markets, like Infosys Technologies, Ltd. that provide significant cost advantage. Some of these competitors have also formed strategic alliances with communications and technology companies serving the industry. TMNG also competes with internal resources of its clients. Although non-exhaustive, a partial list of TMNG's competitors includes:

-    Accenture;

-    Booz-Allen & Hamilton;

-    Cap Gemini Ernst & Young;

-    IBM;

-    Infosys Technologies, Ltd.; and

-    McKinsey & Company.

Many information technology-consulting firms also maintain significant practice groups devoted to the communications industry. Many of these companies have a national and international presence and may have greater personnel, financial, technical and marketing resources. TMNG may not be able to compete successfully with its existing competitors or with any new competitors.

TMNG also believes the Company's ability to compete depends on a number of factors outside of its control, including:

- the prices at which others offer competitive services, including aggressive price competition and discounting on individual engagements which may become increasingly prevalent due to worsening economic conditions;

- the ability and willingness of TMNG's competitors to finance customers' projects on favorable terms;

- the ability of TMNG's competitors to undertake more extensive marketing campaigns than TMNG can;

- the extent, if any, to which TMNG's competitors develop proprietary tools that improve their ability to compete with TMNG;

-    the ability of TMNG's customers to perform the services themselves; and

-    the extent of TMNG's competitors' responsiveness to customer needs.

TMNG may not be able to compete effectively on these or other factors. If TMNG is unable to compete effectively, the Company's market position, and therefore its revenues and profitability, would decline.

TMNG MUST CONTINUALLY ENHANCE ITS SERVICES TO MEET THE CHANGING NEEDS OF CUSTOMERS OR THE COMPANY MAY LOSE FUTURE BUSINESS TO ITS COMPETITORS

The Company's future success will depend upon its ability to enhance existing services and to introduce new services to meet the requirements of customers in a rapidly developing and evolving market, particularly in the areas of wireless communications and next generation technologies. Present or future services may not satisfy the needs of the communications market. If the Company is unable to anticipate or respond adequately to customer needs, lost business may result and TMNG's financial performance will suffer.

IF TMNG IS NOT ABLE TO EFFECTIVELY RECRUIT AND RETAIN MANAGEMENT AND CONSULTING PERSONNEL THAT PROVIDE THE COMPANY WITH NEW TALENT SETS ENABLING THE IMPLEMENTATION OF NEW STRATEGIC OFFERINGS IN A RAPIDLY CHANGING MARKET, THE COMPANY'S FINANCIAL PERFORMANCE MAY BE NEGATIVELY IMPACTED.

The Company may face two critical challenges in the recruitment of new management personnel. The first is the ability to recruit talented management personnel into a market that is significantly depressed, and the second is the ability to execute such recruitment with an appropriate compensation arrangement. If TMNG is not able to effectively recruit within the construct of these two challenges, the financial performance of the Company may be negatively affected.

The Company must attract new consultants to implement strategic plans. The number of potential consultants that meet the Company's hiring criteria is relatively small, and there is significant competition for these consultants from direct competitors and others in the communications industry. Competition for these consultants may result in significant increases in the Company's costs to attract and retain the consultants, which could reduce margins and profitability. In addition, TMNG will need to attract consultants in international locations, principally Europe, to support the Company's international strategic plans. TMNG has limited experience in recruiting internationally, and may not be able to do so. Any inability to recruit new consultants or retain existing consultants could impair the Company's ability to service existing engagements or undertake new engagements. If the Company is unable to attract and retain quality consultants, revenues and profitability would decline.

IF INTERNATIONAL BUSINESS VOLUMES WOULD INCREASE, THE COMPANY MAY BE EXPOSED TO A NUMBER OF BUSINESS AND ECONOMIC RISKS, WHICH COULD RESULT IN INCREASED EXPENSES AND DECLINING PROFITABILITY

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

In addition, TMNG may not be able to successfully execute the Company's business plan in foreign markets. If TMNG is unable to achieve anticipated levels of revenues from international operations, overall revenues and profitability may decline.

TMNG IS DEPENDENT ON A LIMITED  NUMBER OF KEY  PERSONNEL,  AND THE LOSS OF THESE
INDIVIDUALS  COULD  HARM  THE  COMPANY'S   COMPETITIVE  POSITION  AND  FINANCIAL
PERFORMANCE

TMNG's business consists primarily of the delivery of professional services and, accordingly, the Company's success depends upon the efforts, abilities, business generation capabilities and project execution of its executive officers and key consultants. TMNG's success is also dependent upon the managerial, operational, marketing, and administrative skills of any executive officer, particularly Richard Nespola, the Company's Chairman, President and Chief Executive Officer. The loss of any executive officer or key consultant or group of consultants, or the failure of these individuals to generate business or otherwise perform at or above historical levels, could result in a loss of customers or revenues, and could therefore harm the Company's financial performance.

IF TMNG FAILS TO PERFORM EFFECTIVELY ON PROJECT ENGAGEMENTS, THE COMPANY'S REPUTATION, AND THEREFORE COMPETITIVE POSITION AND FINANCIAL PERFORMANCE COULD BE HARMED

Many of the Company's engagements come from existing clients or from referrals by existing clients. Therefore, the Company's growth is dependent on its reputation and on client satisfaction. The failure to perform services that meet a client's expectations may damage the Company's reputation and harm the Company's ability to attract new business. Damage to the Company's reputation arising from client dissatisfaction could therefore harm the Company's financial performance.

IF TMNG FAILS TO DEVELOP LONG-TERM RELATIONSHIPS WITH ITS CUSTOMERS, THE COMPANY'S SUCCESS WOULD BE JEOPARDIZED

A substantial majority of the Company's business is derived from repeat customers. Future success depends to a significant extent on the Company's ability to develop long-term relationships with successful communications providers who will give new and repeat business. Inability to build long-term customer relations would result in declines in the Company's revenues and profitability. This may increasingly be the case with any further consolidation or contraction in the industry.

THE COMPANY CLASSIFIES A LARGE NUMBER OF SUBCONTRACTORS AS INDEPENDENT CONTRACTORS FOR TAX AND EMPLOYMENT LAW PURPOSES, AND IF THESE FIRMS OR PERSONNEL WERE TO BE RECLASSIFIED AS EMPLOYEES, THE COMPANY COULD BE SUBJECT TO BACK TAXES, INTEREST, PENALTIES AND OTHER LEGAL CLAIMS

TMNG provides a significant percentage of consulting services through independent contractors and, therefore, does not pay Federal or state employment taxes or withhold income taxes for such persons. Further, TMNG generally does not include these independent contractors in its benefit plans. In the future, the IRS and state authorities may challenge the status of consultants as independent contractors. Independent contractors may also initiate proceedings to seek reclassification as employees under state law. In either case, if persons engaged by TMNG as independent contractors are determined to be employees by the IRS or any state taxation department, TMNG would be required to pay applicable Federal and state employment taxes and withhold income taxes with respect to such contractors, and could become liable for amounts required to be paid or withheld in prior periods along with interest and penalties. In addition, the Company could be required on a going-forward basis to include such contractors in benefit plans retroactively and going forward.

TMNG COULD BE SUBJECT TO CLAIMS FOR PROFESSIONAL LIABILITY, WHICH COULD HARM THE COMPANY'S FINANCIAL PERFORMANCE

As a provider of professional services, TMNG faces the risk of liability claims. A liability claim brought against TMNG could harm the Company's business. TMNG may also be subject to claims by clients for the actions of the Company's consultants and employees arising from damages to clients' business or otherwise, or clients may demand a reduction in fees because of dissatisfaction with the Company's services.

In particular, the Company is currently a defendant in litigation brought by the bankruptcy trustee of a former client. This litigation seeks to recover at least $1.85 million for breach of contract, breach of fiduciary duties and negligence. In addition, this litigation seeks to recover $320,000 in consulting fees paid by the former client.

THE MARKET PRICE OF TMNG'S COMMON STOCK IS VOLATILE, AND INVESTORS MAY EXPERIENCE INVESTMENT LOSSES

The market price of TMNG's common stock is volatile and has declined significantly from its initial public offering price. The Company's stock price could continue to decline or fluctuate in response to a variety of factors, including:

-    variations in quarterly operating results;

-    announcements of technological innovations that render talent outdated;

-    future trends in the communications industry;

- acquisitions or strategic alliances by the Company or others in the industry;

- failure to achieve financial analysts' or other estimates of results of operations for any fiscal period;

- the relatively small public float and relatively low volume at which the Company's stock trades;

- changes in estimates of performance or recommendations by financial analysts;

- any further reduction in the Company's revenues or profits during 2004 and future years; and

- continuing adverse market conditions in the communications industry and the economy as a whole.

In addition, the stock market itself experiences significant price and volume fluctuations. These fluctuations particularly affect the market prices of the securities of many high technology and communications companies. The Company's stock price tends to track the stock price of communications companies, which have declined substantially and may continue to do so. These broad market fluctuations could continue to harm the market price of the Company's common stock. If the market price of TMNG's common stock continues to decline, the Company may risk being delisted from the NASDAQ National Stock market on which it trades. The recent decline in TMNG's overall market capitalization may also discourage analysts and investors from following the Company. Additionally, due to the limited float of the Company's common stock, investors may find their investment illiquid, and suffer losses.

THE COMPANY'S INABILITY TO PROTECT ITS INTELLECTUAL PROPERTY COULD HARM THE COMPANY'S COMPETITIVE POSITION AND FINANCIAL PERFORMANCE

Despite TMNG's efforts to protect proprietary rights from unauthorized use or disclosure, parties, including former employees or consultants, may attempt to disclose, obtain or use the Company's solutions or technologies. The steps the Company has taken may not prevent misappropriation of solutions or technologies, particularly in foreign countries where laws or law enforcement practices may not protect proprietary rights as fully as in the United States. Unauthorized disclosure of the Company's proprietary information could make its solutions and methodologies available to others and harm the Company's competitive position.

PRINCIPAL STOCKHOLDERS, EXECUTIVE OFFICERS AND DIRECTORS HAVE SUBSTANTIAL CONTROL OVER THE COMPANY'S VOTING STOCK

Executive officers, directors and stockholders owning more than five percent of the Company's outstanding common stock (and their affiliates) own a majority of the Company's outstanding common stock. If all such persons acted together, they would have the ability to control all matters submitted to the stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of the Company's assets) and to control TMNG's management and affairs. Concentration of ownership of TMNG's common stock may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving the Company or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company. TMNG's officers and directors have a fiduciary duty to act in the best interest of the Company's shareholders.

THE COMPANY USED TO BE TAXED UNDER SUBCHAPTER "S" OF THE INTERNAL REVENUE CODE, AND CLAIMS OF TAXING AUTHORITIES RELATED TO PRIOR SUBCHAPTER "S" CORPORATION STATUS COULD HARM THE COMPANY

From 1993 through 1998, TMNG was taxed as a "pass-through" entity under subchapter "S" of the Internal Revenue Code. Since February 1998, the Company has been taxed under subchapter "C" of the Internal Revenue Code, which is applicable to most corporations and treats the corporation as an entity that is separate and distinct from its stockholders. If the Company's tax returns for the years in which TMNG was a subchapter "S" corporation were to be audited by the Internal Revenue Service or another taxing authority and an adverse determination was made during the audit, the Company could be obligated to pay back taxes, interest and penalties. The stockholders of TMNG's predecessor entity agreed, at the time TMNG acquired its predecessor, to indemnify the Company against negative tax consequences arising from TMNG's prior "S" corporation status. However, this indemnity may not be sufficient to cover claims made by the IRS or other taxing authorities, and any such claims could result in additional costs and harm the Company's financial performance.

THE COMPANY MAY SEEK TO RAISE ADDITIONAL FUNDS, AND ADDITIONAL FUNDING MAY BE DILUTIVE TO STOCKHOLDERS OR IMPOSE OPERATIONAL RESTRICTIONS

Any additional equity financing, if available, may be dilutive to the Company's stockholders and debt financing, if available, may involve restrictive covenants, which may limit the Company's operating flexibility with respect to certain business matters. If additional funds are raised through the issuance of equity securities, the Company's stockholders may experience dilution in the voting power or net book value per share of the Company's stock, and any additional equity securities may have rights, preferences and privileges senior to those of the holders of the Company's common stock.

ANTI-TAKEOVER PROVISIONS AND THE COMPANY'S RIGHT TO ISSUE PREFERRED STOCK COULD MAKE A THIRD PARTY ACQUISITION DIFFICULT

The Company's certificate of incorporation, bylaws, and anti-takeover provisions of Delaware law could make it more difficult for a third party to acquire control, even if a change in control would be beneficial to stockholders. In addition, the Company's bylaws provide for a classified board, with board members serving staggered three-year terms. The Delaware anti-takeover provisions and the existence of a classified board, in addition to the Company's relatively small public float, could make it more difficult for a third party to acquire the Company.

THE COMPANY MUST DOCUMENT AND MAINTAIN ADEQUATE SYSTEMS AND PROCEDURES TO COMPLY WITH RECENT LEGAL REFORMS

Recent legal reforms, including the Sarbanes-Oxley Act and related SEC rules, have created new responsibilities for public company officers and directors. The Company's ability to comply with these new laws and regulations will depend on TMNG's ability to document and maintain effective systems and procedures, but the Company cannot assure that its systems and procedures will always be adequate for this purpose.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

For information about foreign and domestic operations, see Item 8, "Consolidated Financial Statements," Footnote 5 "Major Customers, Business Customers and Significant Concentrations of Group Credit Risk."

ITEM 2. PROPERTY

The Company's principal executive offices are located in a 4,305 square foot facility in Overland Park, Kansas. This facility houses the executive, corporate and administrative offices and is under a lease, which expires in August 2005. In addition to the executive offices, the Company also leases an 8,175 square foot facility in Bethesda, Maryland for its TMNG Marketing and TMNG Technology subsidiaries, which expires in June 2004, and a 21,710 square foot facility in Boston, Massachusetts, which expires in 2011. The Company is in the process of negotiating a new five year lease agreement to relocate its Bethesda, Maryland office to Tyson's Corner, Virginia for similar square footage. The Company expects the new lease to be executed during the first quarter of fiscal 2004. The Bethesda and Boston locations are utilized by primarily management and consulting personnel.

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

The bankruptcy trustee has also sued TMNG for at least $1.85 million for breach of contract, breach of fiduciary duties and negligence. Although assurance cannot be given as to the ultimate outcome of this proceeding, TMNG believes the Company has meritorious defenses to the claims made by the bankruptcy trustee, including particularly the claims for breach of contract, breach of fiduciary duty and negligence, and that the ultimate resolution of this matter will not materially harm the Company's business.

In 2002 and 2003, the Company received demands aggregating approximately $1.2 million by the bankruptcy trustees of several former clients in connection with collected balances near the customers' respective bankruptcy filing dates. During 2003, the Company settled $102,000 of such demands for $62,000. Although the Company does not believe it received any preference payments from these former clients and plans to vigorously defend the remaining claims, the Company has reserves at January 3, 2004 of $854,000 which it believes are adequate in the event of loss or settlement on remaining outstanding claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

TMNG's Common Stock is quoted on the Nasdaq National Market under the symbol TMNG. The high and low closing price per share for the Common Stock for the fiscal years ending January 03, 2004 and December 28, 2002 by quarter were as follows:



                                                 High           Low
     First quarter, fiscal year 2003            $ 1.90        $ 1.25
     Second quarter, fiscal year 2003           $ 2.02        $ 1.21
     Third quarter, fiscal year 2003            $ 2.82        $ 1.74
     Fourth quarter, fiscal year 2003           $ 3.53        $ 2.31





                                                 High           Low
     First quarter, fiscal year 2002            $ 7.00        $ 4.51
     Second quarter, fiscal year 2002           $ 5.38        $ 1.90
     Third quarter, fiscal year 2002            $ 2.12        $ 1.12
     Fourth quarter, fiscal year 2002           $ 2.08        $ 1.27



The above information reflects inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

As of March 26, 2004 the closing price of the Company's Common Stock was $3.92 per share. At such date, there were approximately 98 holders of record of the Company's Common Stock.

Holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available therefor. To date, TMNG has not paid any cash dividends on its Common Stock and does not expect to declare or pay any cash or other dividends in the foreseeable future.


EQUITY COMPENSATION PLAN INFORMATION

                                                        (a)                                                       (c)
                                                     NUMBER OF                                            NUMBER OF SECURITIES
                                              SECURITIES TO BE ISSUED                                     REMAINING AVAILABLE
                                                 UPON EXERCISE OF                  (b)                     FOR FUTURE ISSUANCE
                                               OUTSTANDING OPTIONS           WEIGHTED AVERAGE           UNDER EQUITY COMPENSATION
                                              OR VESTING OF RESTRICTED       EXERCISE PRICE OF          PLANS (EXCLUDING SECURITIES
                                                       STOCK                OUTSTANDING OPTIONS         REFLECTED IN COLUMN (a))

PLANS APPROVED BY SECURITY HOLDERS
- 1998 Equity Incentive Plan - Stock Options         4,863,615                 $    5.18                          364,187
- 1998 Equity Incentive Plan - Restricted Stock        720,000                      n/a                           780,000
PLANS NOT APPROVED BY SECURITY HOLDERS
- 2000 Supplemental Stock Plan                       1,183,285                 $    4.78                        2,659,924


For an additional  discussion of the Company's  equity  compensation  plans, see
Item 8, "Consolidated Financial Statements," Footnote 9 "Stock Option Plan and Stock Based Compensation."

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below have been derived from the Company's consolidated financial statements. The data presented below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 8, "Consolidated Financial Statements" and Notes thereto and other financial information appearing elsewhere in this Annual Report on Form 10-K.




                                                                                      FISCAL YEAR ENDED
                                                           -------------------------------------------------------------------------
                                                           January 1,     December 30,   December 29,   December 28,   January 03,
                                                              2000           2000          2001           2002            2004
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

Revenues ............................................       $ 50,322       $ 77,727      $ 54,832       $ 34,595       $  23,476
Cost of services:
  Direct cost of services ...........................         26,109         40,396        27,347         16,855          11,935
  Equity related charges ............................          2,780          5,519         2,322            721             (57)
                                                            --------       --------      --------       --------        --------
          Total cost of services ....................         28,889         45,915        29,669         17,576          11,878
                                                            --------       --------      --------       --------        --------
Gross profit ........................................         21,433         31,812        25,163         17,019          11,598

Operating expenses:
  Selling, general and administrative expenses ......          9,777         16,024        16,767         23,971          19,494
  Equity related charges ............................          1,998          1,564           843            353             142
  Goodwill and intangibles amortization .............                           621         1,996          2,887           2,343
  Goodwill and intangible asset impairment ..........                                                     25,165          19,484
                                                            --------       --------      --------       --------        --------
          Total operating expenses ..................         11,775         18,209        19,606         52,376          41,463
                                                            --------       --------      --------       --------        --------
Income (loss) from operations .......................          9,658         13,603         5,557        (35,357)        (29,865)

Other income (expense):
  Interest income ...................................            277          3,327         2,433            996             624
  Interest expense ..................................         (1,998)                         (14)           (63)            (51)
  Other, net ........................................            (68)          (152)           (8)            26
                                                            --------       --------      --------       --------        --------
          Total other income (expense) ..............         (1,789)         3,175         2,411            959             573
Income (loss) before income tax provision (benefit),
  extraordinary item and cumulative effect of a change
  in accounting principle ...........................          7,869         16,778         7,968        (34,398)        (29,292)
Income tax (provision) benefit ......................         (3,208)        (6,711)       (2,360)        12,135         (13,032)
                                                            --------       --------      --------       --------        --------
Income (loss) before extraordinary item and
  cumulative effect of a change in accounting principle        4,661         10,067         5,608        (22,263)        (42,324)
Extraordinary item, net of taxes ....................           (200)
Cumulative effect of a change in accounting principle,
  net of taxes                                                                                            (1,140)
                                                            --------       --------      --------       --------        --------
Net income (loss)....................................       $  4,461       $ 10,067      $  5,608       $(23,403)       $(42,324)
                                                            ========       ========      ========       ========        ========

Net income (loss) before extraordinary item and
  cumulative effect of a change in accounting principle
  per common share
  Basic .............................................       $   0.20       $   0.36      $   0.19       $(  0.68)       $ ( 1.26)
                                                            ========       ========      ========       ========        ========
  Diluted ...........................................       $   0.20       $   0.34      $   0.18       $(  0.68)       $ ( 1.26)
                                                            ========       ========      ========       ========        ========
Net income (loss) per common share
  Basic .............................................       $   0.19       $   0.36      $   0.19       $(  0.71)       $ ( 1.26)
                                                            ========       ========      ========       ========        ========
  Diluted ...........................................       $   0.19       $   0.34      $   0.18       $(  0.71)       $ ( 1.26)
                                                            ========       ========      ========       ========        ========
Weighted average common shares outstanding
  Basic .............................................         23,056         28,110        29,736         32,734          33,545
                                                            ========       ========      ========       ========        ========
  Diluted ...........................................         23,807         29,208        30,774         32,734          33,545
                                                            ========       ========      ========       ========        ========




                                                                    FISCAL YEAR ENDED
                                             ---------------------------------------------------------------
                                             January 1,  December 30, December 29,  December 28,  January 03,
                                               2000        2000         2001          2002          2004
                                             ---------   ---------   -----------   -----------   -----------
CONSOLIDATED BALANCE SHEET DATA:

Net working capital .....................    $ 61,419     $ 89,148     $ 94,569     $ 63,478       $57,231
Total assets ............................    $ 67,382     $119,429     $129,042     $125,459       $80,972
Total debt (including current debt) .....                              $    338     $    885       $   493
Total stockholders' equity  .............    $ 63,437     $111,472     $123,992     $115,726       $73,369


On November 22, 1999, the SEC declared TMNG's Registration Statement on Form S-1 (File No. 333-87383) effective. On November 23, 1999, TMNG closed its offering of an aggregate of 4,615,000 shares of TMNG Common Stock at an aggregate offering price of $78.5 million. Net proceeds to TMNG, after deducting underwriting discounts and commissions of $5.5 million and offering expenses of $1.6 million, were $71.6 million.

On November 29, 1999 TMNG used $22.3 million of the proceeds from its initial public offering to repay all indebtedness.

On August 2, 2000, the SEC declared TMNG's Registration Statement on Form S-1 (File No. 333-40864) effective. On August 2, 2000, TMNG closed its offering of an aggregate of 3,000,000 shares of TMNG Common Stock at an aggregate offering price of $68.6 million. Net proceeds to TMNG, after deducting underwriting discounts and commissions of $1.1 million and offering expenses of $728,000 were $20.9 million. Proceeds were used for working capital, general corporate purposes and as possible consideration for acquisitions.

On September 5, 2000, the Company completed its acquisition of The Weathersby Group, a Maryland corporation. The acquisition resulted in a total purchase price of approximately $19.2 million consisting of $11.2 million cash and $8.0 million in TMNG stock. Additionally, TMNG incurred direct costs of $1.5 million related to the acquisition.

On September 5, 2001, the Company completed its acquisition of Tri-Com, a Maryland corporation. The acquisition, recorded under the purchase method of accounting, included the purchase of all outstanding shares of Tri-Com, which resulted in a total purchase price of approximately $5.2 million for the equity and assumption of liabilities. Consideration consisted of $1.8 million cash and 490,417 shares of TMNG common stock valued at $3.0 million. TMNG incurred direct costs of approximately $180,000 related to the acquisition and recorded this amount as an increase to purchase price. In addition to the above-mentioned costs, TMNG recorded approximately $216,000 as an increase to purchase price in connection with the exchange of the Company's stock options for vested stock appreciation rights held by Tri-Com employees at the time of acquisition.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company included in this Annual Report on Form 10-K. The forward-looking statements included in this discussion and elsewhere in this Form 10-K involve risks and uncertainties, including anticipated financial performance, business prospects, industry trends, shareholder returns and other matters, which reflect management's best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results and other expectations expressed in the Company's forward-looking statements and should be read in conjunction with the disclosures and information contained in the sections of this Annual Report on Form 10-K entitled "Disclosures Regarding Forward Looking Statements" and in
Item 1, "Business - Risk Factors."

EXECUTIVE FINANCIAL OVERVIEW

Included in Item 1, "Business", is discussion that includes general overview of the Company's Business, Market Overview, Business Strategy, Competition and Risk Factors. The purpose of this executive overview is to complement the qualitative discussion of the Business from Item 1, with the financial impact on the Company. As previously noted, the communications industry has experienced a significant economic recession from 2001 through 2003. TMNG is a consultancy to the industry, and as a result experienced a significant reduction in consulting business primarily due to the recession. The Company experienced significant revenue declines and net loss from 2001 to 2003 (see Item 6, "Selected Consolidated Financial Data").

As a result of a combination of significantly lower operating results of reporting units during fiscal years 2002 and 2003, the resignation of certain key personnel and revised and reduced financial projections, the Company recorded goodwill and intangible impairment losses of $27.1 million and $19.5 million in fiscal 2002 and 2003, respectively. In fiscal 2003, the Company also recorded valuation reserves of $24.0 million in connection with the deferred tax assets, which were generated primarily by goodwill impairment and current operating losses.

During the fourth quarter of fiscal year 2003, the Company recorded a preliminary charge of $13.4 million related to increasing the valuation reserve in connection with its deferred tax assets. On February 12, 2004 the Company released its fourth quarter and annual financial results which reflected such charge. As management prepared its Form 10-K and continued to refine the estimates utilized in the analysis and critically evaluated all availalbe evidence in the context of SFAS No. 109 "Accounting for Income Taxes" ("SFAS No. 109"), management concluded it was appropriate to increase the valuation reserve by approximately $4.6 million. The Company has a cumulative three year history of operating losses. In accordance with the provisions of SFAS No. 109, such history presents objectively verifiable negative evidence regarding the recoverabiilty of deferred tax asset balances. Similar objectively verifiable evidence would be required, such as signed contracts supporting 2004 projected revenue to support the asset. TMNG is a managment consulting firm and as backlog and signed contracts do not normally exceed six months, management deemed it appropriate to fully reserve all deferred tax assets as of January 3, 2004.

The Company has implemented many programs to size the business with its lower revenue base. Such steps include staff reductions and other selling, general and administrative cost cutting measures to maintain appropriate pricing and utilization metrics which are critical to a management consultancy. Such cost reductions also enabled the Company to minimize cash used in operations. In fiscal 2003, cash used in operations was $900,000, compared with cash provided from operations in fiscal 2002 and 2001 accumulating to $20.9 million. However, cash used in operation in 2003 was significantly less than it would have been had such cost-cutting measures not been adopted. The Company also focused its marketing efforts on large and sustainable clients to maintain a portfolio of business that is high credit quality and thus reduce bad debt risks.

OPERATIONAL OVERVIEW

TMNG reports its financial data on a 52/53-week fiscal year for reporting purposes. Fiscal year 2003 was a 53 week fiscal year. For further discussion of the Company's fiscal year end see Item 8, "Consolidated Financial Statements," Footnote 1 "Organization and Summary of Significant Accounting Policies," contained herein.

Revenues typically consist of consulting fees for professional services and related expense reimbursements. A significant percentage of the Company's consulting services are contracted on a time and materials basis, a time and materials basis not to exceed contract price, or a fixed cost basis. Contract revenues on contracts with a not to exceed contract price or a fixed cost contract are recorded under the percentage of completion method, utilizing estimates of project completion under both of these types of contracts. Larger fixed price contracts have recently begun to represent a more significant component of the Company's revenue mix.

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

Cost of services consists primarily of client-related compensation for consultants who are employees and amortization of equity related non-cash charges incurred in connection with pre-initial public offering grants of equity securities and restricted stock awards primarily to consultants, as well as fees paid to independent contractor organizations and related expense reimbursements. Employee compensation includes certain unbillable time, training, vacation time, benefits and payroll taxes. Annual gross margins have ranged from 40.9% to 49.40% during the period from 1999 to 2003. Margins are primarily impacted by the type of consulting services provided, the size of service contracts and negotiated volume discounts, changes in TMNG pricing policies and those of competitors, utilization rates of consultants and independent SME's; and employee and independent contractor organization costs associated with a competitive labor market.

Operating expenses include selling, general and administrative, equity related charges, goodwill and intangibles amortization, and intangible asset impairment. Sales and marketing expenses consist primarily of personnel salaries, bonuses, and related costs for direct client sales efforts and marketing staff. The Company primarily uses a relationship sales model in which partners, principals and senior consultants generate revenues. In addition, sales and marketing expenses include costs associated with marketing collateral, product development, trade shows and advertising. General and administrative expenses consist mainly of accounting and recruiting personnel costs, insurance, rent, and outside professional services incurred in the normal course of business. The equity related charges consist of non-cash amortization charges incurred in connection with pre-initial public offering grants of equity securities and restricted stock awards, primarily to principals and certain senior executives. Goodwill and intangibles amortization relates to amortization of identifiable intangible assets and goodwill amortization recorded prior to the adoption of SFAS No. 142 "Accounting for Goodwill and Intangible Assets." Impairment relates to the write down of goodwill calculated in accordance with the provisions of SFAS No. 142 and write down of other intangibles calculated in accordance with the provisions of SFAS No. 144"Accounting for the Impairment on Disposal of Long Lived Assets." Such impairments occur when the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. That assessment is based on the carrying amount of the asset (asset group) at the date it is tested for recoverability, whether in use or under development. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value.

CRITICAL ACCOUNTING POLICIES

The significant accounting policies of TMNG are summarized in Footnote 1 to the consolidated financial statements included in Item 8 of this report.

While the selection and application of any accounting policy may involve some level of subjective judgments and estimates, the Company believe the following accounting policies are the most critical to the Company's consolidated financial statements, potentially involve the most subjective judgments in their selection and application, and are the most susceptible to uncertainties and changing conditions:

-    Allowance for Doubtful Accounts;

-    Fair Value Accounting of Acquired Businesses;

-    Impairment of Goodwill and Long-lived Intangible Assets;

-    Revenue Recognition; and

-    Deferred Income Tax Assets.

Allowances for Doubtful Accounts - Substantially all of the Company's receivables are owed by companies in the communications industry, whose recent adverse conditions are described in Item 1, "Business." The Company typically bills customers for services after all or a portion of the services have been performed and require customers to pay within 30 days. The Company attempts to control credit risk by being diligent in credit approvals, limiting the amount of credit extended to customers and monitoring customers' payment record and credit status as work is being performed for them.

The Company recorded bad debt expense in the amounts of $575,000, $1,207,000 and $812,000 for fiscal years 2003, 2002 and 2001, respectively, and the Company's allowance for doubtful accounts totaled $652,000, $471,000 and $517,000 at the end of fiscal years 2003, 2002 and 2001, respectively. The calculation of these amounts is based on TMNG's judgment about the anticipated default rate on receivables owed to the Company as of the end of the reporting period. That judgment was based on the Company's uncollected account experience in prior years and its ongoing evaluation of the credit status of customers and the communications industry in general.

The Company has endeavored to mitigate credit risk by concentrating its marketing efforts on the largest and most stable companies in the communications industry and by tightly controlling the amount of credit provided to customers. If TMNG is unsuccessful in these efforts, or if more of the Company's customers file for bankruptcy or experience financial difficulties, it is possible that the allowance for doubtful accounts will be insufficient and the Company will have a greater bad debt loss than the amount reserved, which would adversely affect the Company's cash flow and financial performance.

Fair Value Accounting of Acquired Businesses - TMNG has acquired three professional service organizations over the last four years. A significant component of the value of these acquired businesses has been allocated to intangible assets. The Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Accounting for Business Combinations", which requires acquired businesses to be recorded at fair value by the acquiring entity. SFAS No. 141 also requires that intangible assets that meet the legal or separable criterion be separately recognized on the financial statements at their fair value, and provides guidance on the types of intangible assets subject to recognition. Determining the fair value for these specifically identified intangible assets involves significant professional judgment, estimates and projections related to the valuation to be applied to intangible assets like customer lists, employment agreements and tradenames. Specifically, the FASB issued EITF No. 02-17 "Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination" in 2002 which provided an expanded definition of how to value customer relationships and includes not only the current backlog of an acquired entity, but also the expectations of future revenues resulting from current customer relationships. In accordance with the provisions of EITF No. 02-17, management has made estimates and assumptions regarding projected future revenues resulting from the customer relationships acquired in TMNG's acquisitions. The subjective nature of management's assumptions adds an increased risk associated with estimates surrounding the projected performance of the acquired entity. Additionally, as the Company amortizes the intangible assets over time, the purchase accounting allocation directly impacts the amortization expense the Company records on its financial statements.

Impairment  of Goodwill and  Long-lived  Intangible  Assets - Goodwill and other long-lived intangible assets arising from the Company's acquisitions, as discussed above, are subjected to periodic review for impairment. SFAS No. 142 requires an annual evaluation at the reporting unit level of the fair value of goodwill and compares the calculated fair value of the reporting unit to its book value to determine whether an impairment has been deemed to occur. Any impairment charge would be based on the most recent estimates of the recoverability of the recorded goodwill and intangibles balances. If the remaining book value assigned to goodwill and other intangible assets acquired in an acquisition is higher than the amounts the Company currently would expect to realize based on updated financial and cash flow projections from the reporting unit, there is a requirement to write down these assets. Due to a combination of significantly lower operating results of reporting units during fiscal years 2002 and 2003, the resignation of key personnel, and revised and reduced financial projections, the Company recorded a goodwill impairment loss in 2002 and 2003 in the amount of $27.1 million and $15.8 million, respectively, in accordance with the provisions of SFAS No. 142. For an additional discussion see Item 8, "Consolidated Financial Statements," and Footnote 3 "Goodwill and Other Intangibles." In accordance with FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company, using its best estimates based upon reasonable and supportable assumptions and projections, reviews for impairment long-lived assets and certain identifiable intangibles to be held and used whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable. During fiscal year 2003 management identified certain events, including a significant decrease in revenue from customers whose relationships were valued in purchase accounting. The Company performed an impairment test, and determined that the carrying value of customer relationships exceeded its fair market value and recorded an aggregate impairment loss of $3.7 million. Fair value was based on an analysis of projected future cash flows. The impairment loss has been reflected as a component of Loss from Operation in the Statement of Operations and Comprehensive Income (Loss).

Revenue Recognition - Historically, most of the Company's consulting practice contracts have been on a time and material basis, in which customers are billed for time and materials expended in performing their contracts. The Company recognized revenue from customer contracts in the period in which services were performed. TMNG has many types of contracts, including time and materials contracts, time and materials with cap, fixed fee contracts, and managed services or outsourcing contracts. The Company recognizes revenues on time and material with cap and fixed fee contracts using the percentage of completion method. Percentage of completion accounting involves calculating the percentage of service provided during the reporting period compared with the total estimated services to be provided over the duration of the contract. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progress. Such revisions may result in increase or decrease to revenues and income and are reflected in the financial statements in the periods in which they are first identified.

Managed services or outsourcing contracts typically have longer contract terms than consulting contracts. The typical length of the Company's outsourcing contracts is two to five years. The Company continuously reviews and reassesses estimates of contract profitability for these types of engagements. If the Company's estimate indicates a loss will occur, a loss accrual is recorded in the consolidated financial statements in the period first identified. Circumstances that could potentially result in contract losses over the life of the contract include decreases in volumes of transaction or other inputs/outputs on which the Company is paid, failure to deliver agreed benefits, variances from planned internal/external costs to deliver the Company's service, and other factors affecting revenues and costs.

As TMNG continues to adapt to changes in the communications consulting industry, the Company has elected to enter into more fixed fee contracts in which revenue is based upon delivery of services or solutions, and contingent fee contracts, in which revenue is subject to achievement of savings or other agreed upon results, rather than time spent. Both of these types of contracts are typically more results-oriented and are subject to greater risk associated with revenue recognition and overall project profitability than traditional time and materials contracts. Due to the nature of fixed fee and contingent fee contracts, the amount and timing of revenue recognized may be subject to adjustment or deferral, and additional costs and effort as compared to what was originally planned may need to be expended to fulfill delivery requirements on such contracts, which could adversely affect the Company's consolidated financial position, results of operations and liquidity.

Deferred Income Tax Assets - The Company has generated substantial deferred income tax assets primarily from the accelerated financial statement write-off of goodwill, the charge to compensation expense taken related to stock options and net operating loss carry forwards. For the Company to realize the income tax benefit of these assets, it must generate sufficient income in future periods when such deductions are allowed for income tax purposes. In assessing whether a valuation allowance is needed in connection with the Company's deferred income tax assets, management has evaluated the ability of the Company to carry back tax losses to prior years that reported taxable income, and the ability of the Company to generate sufficient income in future periods to utilize the benefit of the deferred income tax assets. Such projections of future income require significant subjective judgments and estimates by the Company. As of January 03, 2004, valuation allowances in the amount of $24.0 million are recorded in connection with the deferred income tax assets. As part of its analysis, the impact of future income has not been included. The Company did not utilize projections of estimated future income, as the provisions of SFAS No. 109 "Accounting for Income Taxes" precludes such estimates when a cumulative history of operating losses exists. In the event the Company continues to report net operating losses for financial reporting, no tax benefit would be recognized for those losses.

RESULTS OF OPERATIONS

FISCAL 2003 COMPARED TO FISCAL 2002

                                    REVENUES

Revenues decreased 32.1% to $23.5 million for fiscal 2003 from $34.6 million for fiscal 2002. The decrease in revenues was primarily associated with the decline in utilization of management consulting services by communication service providers, which correlates with significant layoffs of management personnel by such clients, and continuing adverse conditions in the communication and technology industry. In addition, there has been continued deferral of key management consulting pipeline opportunities, an increase in managed services outsourcing by clients, which partially displaces what were historically management consulting opportunities for TMNG, and the resignation of certain key executives of the Company during fiscal year 2003. During fiscal 2003, the Company provided services on 203 customer projects, compared to 239 projects performed in fiscal 2002. Average revenue per project was $116,000 in fiscal 2003 compared to $145,000 in fiscal 2002. International revenue base increased to 9.9% of the Company's revenues for fiscal 2003, from 7.3% for fiscal 2002, due primarily to the Company's decrease in domestic revenue. The Company's Management Consulting Services segment contains a portfolio of operations, marketing and strategy consulting. A decline in revenues occurred in fiscal year 2003 compared to fiscal year 2002 in each of these consulting offerings. Non-consulting revenues recognized represented 1.0% of consolidated revenues for fiscal 2003 compared to 4.4% of consolidated revenues for fiscal 2002, and related primarily to commissions received on hardware sales. Effective March 4, 2004, management and the Board of Directors elected to shut down all hardware business (for a further discussion see Item 8, "Consolidated Financial Statements," Footnote 14 "Subsequent Event" contained herein). Revenues recognized by the Company in connection with fixed price engagements totaled $6.4 million, and represented 27.4% of consolidated revenue during fiscal 2003. Included in revenues for fiscal 2003 was $0.7 million related to a customer take or pay contract, representing the shortfall in consulting services utilized by a customer in connection with annual minimum usage requirements during fiscal 2003.

                                COST OF SERVICES

Direct costs of services decreased 29.2% to $11.9 million for fiscal 2003 compared to $16.9 million for fiscal 2002. The decrease was attributable primarily to fewer consulting engagements and corresponding reductions made in consulting personnel costs. As a percentage of revenues, the Company's gross margin based on direct cost of services was 49.2% for fiscal 2003 compared to 51.3% for fiscal 2002. The decrease in gross margin was primarily attributable to the impact of lower utilization of full time personnel.

Non-cash stock based compensation charges or benefits related to pre-initial offering grants of stock options were fully amortized during fiscal year 2003.

                               OPERATING EXPENSES

In total, operating expenses decreased by 20.8% to $41.5 million for fiscal year 2003, from $52.4 million for fiscal year 2002. Operating expenses include selling, general and administrative costs, equity related charges, intangible amortization and goodwill and intangible asset impairment charges. The major components of the decrease are discussed by category in the following paragraphs.

The Company had a goodwill and intangible impairment charge of $25.2 million in fiscal year 2002 and $19.5 million in fiscal year 2003. The goodwill impairment charge is attributable to a combination of the resignation of key executive personnel during fiscal 2003 and lower than expected operating results of reporting units during fiscal 2003 and 2002, both of which adversely affected future projections of operating results utilized in the impairment analysis. The write down of goodwill and customer relationships was calculated in accordance with the provisions of SFAS No. 142 and SFAS No. 144, respectively.

In addition, $4.5 million of the decrease in operating expenses relates to selling, general and administrative expense reductions in fiscal year 2003 compared to fiscal year 2002. $1.3 million of the reductions were associated with reductions of personnel required to properly size the business to lower revenue volumes. Total selling and administrative headcount decreased from 45 at December 28, 2002 to 34 at January 03, 2004, representing a 24.4% reduction in the Company's selling and administrative personnel. Additionally, in fiscal year 2002 the Company incurred severance charges of $1.9 million compared to $0.4 million in fiscal year 2003 related to involuntary employee turnover. Additionally, throughout fiscal year 2003, management has implemented a number of cost reductions within sales and marketing, recruitment, accounting, and systems as well as other administrative cost reductions. Management continues to examine cost-reduction measures to enhance the Company's profitability and manage operating expenses to better align them with the size of the Company.

Non-cash stock based compensation charges were $0.1 million in fiscal year 2003 compared to $0.4 million for fiscal year 2002. Non-cash stock based compensation charges or benefits related to pre-initial offering grants of stock options were fully amortized during fiscal year 2003. In the fourth quarter of fiscal year 2003, the Company granted restricted stock to select executives. The charge in fiscal 2003 related to the restricted stock grants was $0.1 million.

                            OTHER INCOME AND EXPENSES

Interest income was $0.6 million and $1.0 million for fiscal years 2003 and 2002, respectively, and represented interest earned on invested balances. Interest income decreased during fiscal year 2003 due to lower invested balances resulting from a reduction in cash reserves and lower interest rate returns from fiscal year 2002 to fiscal year 2003. The Company invests in short-term, high-grade investment instruments as part of its overall investment policy.

                                  INCOME TAXES

In general, the Company records an income tax provision (benefit) at a blended Federal and state statutory income tax rate of 40.2%. In fiscal 2003, the Company recorded a valuation allowance in the amount of $24.0 million against the deferred income tax assets, offsetting the income tax benefit from current year operating losses and resulting in an income tax provision of $13.0 million. The valuation allowance was calculated utilizing the guidance of SFAS No. 109 "Accounting for Income Taxes" which requires an estimation of the recoverability of the recorded deferred income tax asset balances. The income tax benefit for fiscal 2002 as a percentage of pretax income (loss) was a benefit of 35.3%. The primary reason for the variance between the effective and statutory income tax rates in 2002 relate to a portion of the reported goodwill impairment losses not deductible for income tax purposes.


FISCAL 2002 COMPARED TO FISCAL 2001

                                    REVENUES

Revenues decreased 36.9% to $34.6 million for fiscal 2002 from $54.8 million for fiscal 2001. The decrease in revenues was due primarily to a reduction in management consulting demand by the communications and technology industry resulting primarily from adverse macroeconomic events in this sector during 2001 and 2002, including reductions in capital funding, business failures, and industry restructurings and reorganizations. The industry was also adversely affected in 2002 by a series of accounting scandals at several prominent telecommunications companies. Our international revenue base decreased to 7.3% of the Company's revenues for fiscal 2002, down from 11.7% for fiscal 2001, due to the additional domestic revenue generated by the Company's recently acquired subsidiaries, TMNG Strategy and TMNG Technologies, and the decline in services provided to international customers related to similar adverse macroeconomic events in those markets. TMNG Strategy revenues represented 32.3% of consolidated revenues during fiscal 2002. Non-consulting revenues recognized by TMNG Technologies represented 4.4% of consolidated revenues for fiscal 2002 compared to 1.1% of consolidated revenues for fiscal 2001, and related primarily to commissions received on hardware sales. Revenues recognized by the Company in connection with fixed price engagements totaled $11.9 million, and represented 34.4% of consolidated revenue during fiscal 2002.

                                COST OF SERVICES

Direct costs of services decreased 38.4% to $16.9 million for fiscal 2002 compared to $27.3 million for fiscal 2001. The decrease was attributable primarily to fewer consulting engagements and corresponding reductions in consulting personnel costs. As a percentage of revenues, the Company's gross margin based on direct cost of services was 51.3% for fiscal 2002 compared to 50.1% for fiscal 2001. The increase in gross margin was primarily attributable to higher margins associated with the increase in strategy offerings provided during fiscal 2002 compared to the corresponding period in fiscal 2001.

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

Non-cash stock based compensation charges of $0.4 million and $0.8 million for fiscal year 2002 and fiscal year 2001, respectively, were recorded in connection with stock options granted to the Company's partners, principals and certain senior executives and non-employee directors. The net $0.4 million decrease in non-cash stock based compensation charges for fiscal year 2002 compared to fiscal year 2001 was a result of the reduction in the amortization of the deferred compensation charges recorded in connection with pre-initial public offering grants of non-qualified stock options based on the accelerated vesting schedule discussed above in "Cost of Services." These charges increased operating expenses as a percentage of revenue by 1.0% and 1.5% for fiscal years 2002 and 2001, respectively.

                            OTHER INCOME AND EXPENSES

Interest income was $1.0 million and $2.4 million for fiscal years 2002 and 2001, respectively, and represented interest earned on invested balances. Interest income decreased during fiscal year 2002 due to lower invested balances resulting from a reduction in cash reserves and lower interest rate returns from fiscal year 2001 to fiscal year 2002. TMNG invests in short-term, high-grade investment instruments as part of its overall investment policy.

                                  INCOME TAXES

In general, the Company records an income tax provision (benefit) at a blended Federal and state statutory income tax rate of 40.2%. Income tax provision (benefit) for fiscal 2002 and 2001 as a percentage of pretax income (loss) was a benefit of 35.3% in fiscal 2002 and a provision of 29.6% in fiscal 2001. The primary reason for the variance between the effective and statutory income tax rates in 2002 relate to a portion of the reported goodwill impairment losses not deductible for income tax purposes. The primary reason for the variance in 2001 was the earnings reported on short-term investments in Federally tax-exempt income securities not taxable for Federal income tax purposes.

                    CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE

A cumulative change in accounting principle in the amount of $1.9 million was recorded during fiscal year 2002 in connection with the Company's estimate of goodwill impairment. The impairment was calculated in accordance with the provisions of SFAS No. 142 and has been reported on the Company's Statement of Operations and Comprehensive Income (Loss), net of tax benefit, in the amount of $1.1 million.


SUMMARY OF QUARTERLY RESULTS OF OPERATIONS -- UNAUDITED


                                                             (In thousands, except per share data)

                                                                          QUARTER ENDED
                                                      ----------------------------------------------------
                                                      MARCH 30,      JUNE 29,   SEPTEMBER 28,  DECEMBER 28,
                                                        2002           2002        2002           2002
                                                      --------      --------      --------       --------
Revenues .......................................      $  7,268      $  9,927      $  8,756       $  8,644
                                                      ========      ========      ========       ========
Gross profit ...................................      $  3,099      $  5,486      $  4,274       $  4,160
                                                      ========      ========      ========       ========
Loss before cumulative effect of a change in
 accounting principle ..........................      $ (1,665)     $ (1,822)     $   (648)      $(18,128)
                                                      ========      ========      ========       ========
Net loss........................................      $ (2,805)     $ (1,822)     $   (648)      $(18,128)
                                                      ========      ========      ========       ========
Basic and diluted loss before cumulative
 effect of a change in accounting principle per
 common share ..................................      $  (0.05)     $  (0.05)     $  (0.02)      $  (0.54)
                                                      ========      ========      ========       ========
Basic and diluted net loss per common share ....      $  (0.09)     $  (0.05)     $  (0.02)      $  (0.54)
                                                      ========      ========      ========       ========



                                                                          QUARTER ENDED
                                                      ----------------------------------------------------
                                                      MARCH 29,      JUNE 28,   SEPTEMBER 27,  January 03,
                                                        2003           2003        2003           2004
                                                      --------      --------      --------       --------
Revenues .......................................      $  7,406      $  5,020      $  4,691       $  6,359
                                                      ========      ========      ========       ========
Gross profit ...................................      $  3,744      $  2,380      $  2,194       $  3,280
                                                      ========      ========      ========       ========
Net loss........................................      $ (1,231)     $(18,737)     $ (2,653)      $(19,703)
                                                      ========      ========      ========       ========
Basic and diluted net loss per common share ....      $  (0.04)     $  (0.56)     $  (0.08)      $  (0.58)
                                                      ========      ========      ========       ========


The Company reports its operating activities on a 52/53-week fiscal year and for the fourth quarter ended January 3, 2004, the Company's financial results include fourteen weeks compared to the thirteen weeks reported for the fourth quarter ended December 28, 2002. The operating results for the fiscal year 2003 report fifty-three weeks of activity compared to the fifty-two weeks of activity reported in fiscal year 2002.

See Footnote 7 "Income Tax" for discussion of fourth quarter deferred tax charge.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $0.9 million for fiscal year 2003, compared to net cash provided by operating activities of $7,000 and $20.9 million for fiscal years 2002 and 2001, respectively. The Company incurred negative cash flow from its operating activities for fiscal year 2003 primarily due to operating losses. However, these were substantially offset by effective management of working capital and operating assets and liabilities during the year.

Net cash used in investing activities was $0.1 million, $32.8 million, and $5.6 million for fiscal years 2003, 2002, and 2001, respectively. Cash used for acquisitions was $32.5 million and $4.7 million in fiscal years 2002 and 2001, respectively, and relates to the Cambridge Strategic Management Group, Inc. and Tri-Com Computer Services, Inc. acquisitions, respectively. Capital expenditures of $0.1 million, $0.3 million, and $0.7 million, respectively, relate to the capitalization of leasehold improvements, computer equipment and software by the Company for fiscal years 2003, 2002, and 2001.

Net cash provided by financing activities was $.09 million, $0.12 million, and $0.51 million for fiscal years 2003, 2002, and 2001, respectively. Net cash provided in fiscal years 2003, 2002, and 2001 related to proceeds from the exercise of employee stock options as well as common stock issued by the Company as part of its employee stock purchase program, partially offset by payments made on long-term obligations.

As of January 03, 2004, the Company has the following contractual obligations and commercial commitments by year (amounts in millions):



                                                                        Later
                                                                        Years
                                                                       Through
                           2004    2005     2006     2007     2008       2011      Total
                           ----    ----     ----     ----     ----     -------     -----
Capital leases             $0.3    $0.2                                            $ 0.5
Operating leases            1.8     1.6     $1.5     $1.6     $1.6       $3.7       11.8
                           ----    ----     ----     ----     ----       ----      -----
Total                      $2.1    $1.8     $1.5     $1.6     $1.6       $3.7      $12.3
                           ====    ====     ====     ====     ====       ====      =====


The Company has met its cash requirements with a combination of operating revenues and the use of the Company's cash reserves.

At January 03, 2004, TMNG had approximately $52.9 million in cash and cash equivalents. TMNG believes it has sufficient cash to meet anticipated cash requirements, including anticipated capital expenditures, consideration for possible acquisitions, and any continuing operating losses, for at least the next 12 months. The Company has established a flexible model that provides a lower fixed cost structure than most consulting firms, enabling TMNG to scale operating cost structures more quickly based on market conditions. Although the Company is well positioned because of its cash reserves to weather continuing adverse conditions in the communications industry for a period of time, if the industry and demand for consulting services do not rebound in the foreseeable future and the Company continues to experience negative cash flow, the Company could experience liquidity challenges.

TRANSACTIONS WITH RELATED PARTIES

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

During fiscal years 2001 and 2002, TMNG made payments of approximately $70,000 and $190,000 to two legal firms in which two members of the TMNG board of directors own equity interests. Such payments were for legal services rendered in connection with the Company's equity offerings and for other matters arising in the normal course of business. The costs associated with the equity offerings were classified as a component of additional paid-in capital, and the costs associated with business matters arising in the normal course of business were classified as selling, general and administrative in the consolidated statements of income and comprehensive income.

During the third quarter of fiscal year 2001, three executive officers of the Company received stock options at fair market value in lieu of receiving their cash base compensation, which subsequently resumed in the first quarter of fiscal year 2002. To assist in meeting the cash flow needs of the officers who reduced their compensation, the Company provided lines of credit, collateralized by Company common stock held by such officers. In June 2002, one of the officers retired from the Company, and his line of credit was cancelled. In the second quarter of fiscal year 2003 the Board of Directors cancelled one of the remaining officer's line of credit. At the time of the cancellation the officer did not have any outstanding indebtedness to the Company. As of January 03, 2004, there was one remaining line of credit between the Company and an officer. The maximum aggregate amount available for borrowing under that remaining loan agreement was reduced from $600,000 to $300,000 during 2003. Aggregate borrowings against the lines of credit at December 28, 2002 and January 03, 2004 totaled $300,000 for each period and are due in 2011. In accordance with the loan provisions, the interest rate charged on the loans is equal to the Applicable Federal Rate (AFR), as announced by the Internal Revenue Service, for short-term obligations (with annual compounding) in effect for the month in which the advance is made, until fully paid. Pursuant to the Sarbanes-Oxley Act, no further loan agreements or draws against the line may be made by the Company to, or arranged by the Company for its executive officers

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS OF

The Management Network Group, Inc.
Overland Park, Kansas

We have audited the accompanying consolidated balance sheets of The Management Network Group, Inc. and subsidiaries (the "Companies") as of January 03, 2004 and December 28, 2002 and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for the fiscal years ended January 03, 2004, December 28, 2002 and December 29, 2001 (53, 52, and 52 weeks, respectively). These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Companies as of January 03, 2004 and December 28, 2002, and the results of their operations and their cash flows for the fiscal years ended January 03, 2004, December 28, 2002 and December 29, 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 3 to the consolidated financial statements, the Companies changed their method of accounting for goodwill and other intangible assets with the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", in 2002.






                           /S/ DELOITTE & TOUCHE LLP

                             KANSAS CITY, MISSOURI



                                 March 29, 2004

                       THE MANAGEMENT NETWORK GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS




                                                                            DECEMBER 28,     January 03,
                                                                                2002             2004
                                                                            ------------     ------------
CURRENT ASSETS:
 Cash and cash equivalents ..........................................        $  53,786        $  52,875
 Receivables:
    Accounts receivable .............................................            5,597            5,376
    Accounts receivable -- unbilled .................................            4,232            2,140
                                                                             ---------        ---------
                                                                                 9,829            7,516
    Less: Allowance for doubtful accounts ...........................             (471)            (652)
                                                                             ---------        ---------
                                                                                 9,358            6,864
    Refundable income taxes  ........................................            4,277            1,557
    Prepaid and other assets ........................................            2,217              710
                                                                             ---------        ---------
         Total current assets .......................................           69,638           62,006
                                                                             ---------        ---------
Property and Equipment, net .........................................            2,285            1,558
Goodwill.............................................................           31,308           15,528
Customer relationships, net .........................................            5,092              541
Identifiable intangible assets, net..................................            2,362              937
Deferred tax asset ..................................................           14,272
Other assets ........................................................              502              402
                                                                             ---------        ---------
Total Assets ........................................................        $ 125,459        $  80,972
                                                                             =========        =========
CURRENT LIABILITIES:
 Trade accounts payable .............................................        $   1,170        $     635
 Accrued payroll, bonuses and related expenses ......................            2,105            1,251
 Other accrued liabilities ..........................................            1,964            2,104
 Unfavorable and capital lease obligations ..........................              921              785
                                                                             ---------        ---------
         Total current liabilities ..................................            6,160            4,775
                                                                             ---------        ---------
Unfavorable and capital lease obligations ...........................            3,573            2,828

STOCKHOLDERS' EQUITY;
 Common stock:
    Voting -- $.001 par value, 100,000,000 shares authorized;
    33,347,228 shares issued and outstanding on
    December 28, 2002, 34,371,068 shares issued and
    outstanding on January 03, 2004 ................................               33               34
 Preferred stock -- $.001 par value, 10,000,000 shares
    authorized; no shares issued or outstanding
 Additional paid-in capital .........................................          155,509          157,292
Accumulated deficit.................................................           (39,866)         (82,190)
 Accumulated other comprehensive income --
  Foreign currency translation adjustment ...........................              113              176
 Unearned compensation ..............................................              (63)          (1,943)
                                                                             ---------        ---------
         Total stockholders' equity .................................          115,726           73,369
                                                                             ---------        ---------
Total Liabilities and Stockholders' Equity ..........................        $ 125,459        $  80,972
                                                                             =========        =========


See notes to consolidated financial statements.

                       THE MANAGEMENT NETWORK GROUP, INC.

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                         FISCAL YEAR ENDED
                                                             ------------------------------------------
                                                             DECEMBER 29,  DECEMBER 28,    January 03,
                                                                 2001          2002            2004
                                                             -----------   -----------     -----------
Revenues.................................................      $ 54,832       $ 34,595       $ 23,476
Cost of services:
 Direct cost of services.................................        27,347         16,855         11,935
 Equity related charges .................................         2,322            721            (57)
                                                               --------       --------       --------
         Total cost of services .........................        29,669         17,576         11,878
                                                               --------       --------       --------
Gross profit.............................................        25,163         17,019         11,598
Operating expenses:
 Selling, general and administrative.....................        16,767         23,971         19,494
 Equity related charges .................................           843            353            142
 Goodwill and intangibles amortization ..................         1,996          2,887          2,343
 Goodwill and intangible asset impairment ...............                       25,165         19,484
                                                               --------       --------       --------
         Total operating expenses .......................        19,606         52,376         41,463
                                                               --------       --------       --------
Income (loss) from operations ...........................         5,557        (35,357)       (29,865)
Other income:
 Interest income ........................................         2,433            996            624
 Interest expense .......................................           (14)           (63)           (51)
 Other, net .............................................            (8)            26
                                                               --------       --------       --------
         Total other income..............................         2,411            959            573
                                                               --------       --------       --------
Income (loss) before income tax (provision) benefit
 and cumulative effect of a change in accounting
 principle ..............................................         7,968        (34,398)       (29,292)
Income tax (provision) benefit ..........................        (2,360)        12,135        (13,032)
                                                               --------       --------       --------
Income (loss) before cumulative effect of a change
 in accounting principle.................................         5,608        (22,263)       (42,324)
Cumulative effect of a change in accounting principle -
 goodwill impairment, net of tax benefit ................                       (1,140)
                                                               --------       --------       --------
Net income (loss) .......................................         5,608        (23,403)       (42,324)
Other comprehensive income (loss) --
 Foreign currency translation adjustment.................           (18)            96             63
                                                               --------       --------       --------
Comprehensive income (loss) .............................      $  5,590       $(23,307)      $(42,261)
                                                               ========       ========       ========
Income (loss) before cumulative effect of a change in
 accounting principle per common share
 Basic ..................................................      $   0.19       $  (0.68)      $  (1.26)
                                                               ========       ========       ========
 Diluted ................................................      $   0.18       $  (0.68)      $  (1.26)
                                                               ========       ========       ========
Cumulative effect of a change in accounting principle
 per common share
 Basic ..................................................                     $  (0.03)
                                                                              ========
 Diluted ................................................                     $  (0.03)
                                                                              ========
Net income (loss) per common share
 Basic ..................................................      $   0.19       $  (0.71)      $  (1.26)
                                                               ========       ========       ========
 Diluted ................................................      $   0.18       $  (0.71)      $  (1.26)
                                                               ========       ========       ========



Shares used in calculation of income (loss) before
 cumulative effect of a change in accounting principle
 and net income (loss) per common share
 Basic ..................................................        29,736         32,734         33,545
                                                               ========       ========       ========
 Diluted ................................................        30,774         32,734         33,545
                                                               ========       ========       ========



See notes to consolidated financial statements.

                       THE MANAGEMENT NETWORK GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                              FISCAL YEAR ENDED
                                                                  -----------------------------------------
                                                                  DECEMBER 29,  DECEMBER 28,   January 03,
                                                                      2001          2002           2004
                                                                  ------------  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ........................................       $  5,608      $ (23,403)    $  (42,324)
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
    Cumulative change in accounting principle ..............                         1,900
    Goodwill and intangible asset impairment ...............                        25,165         19,484
    Depreciation and amortization ..........................          2,543          3,835          3,197
    Equity related charges .................................          3,165          1,074             85
    Loss on retirement of assets ...........................                           205
    Income tax benefit (increase) realized upon
     exercise/forfeiture of stock options .................              (9)            22             45
    Deferred income taxes ..................................            111         (8,820)        14,066
    Other changes in operating assets and liabilities, net
      of business acquisitions:
      Accounts receivable ..................................          9,546          4,561            402
      Accounts receivable -- unbilled ......................          5,100           (367)         2,092
      Other assets .........................................           (659)           202          1,113
      Trade accounts payable ...............................         (1,592)           936           (535)
      Accrued (refundable) income taxes.....................             52         (4,583)         2,720
      Accrued liabilities ..................................         (2,969)          (720)        (1,286)
                                                                   --------       --------       --------
         Net cash provided by (used in) operating activities         20,896              7           (941)
                                                                   --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of business, net of cash acquired ............         (4,650)       (32,456)
  Acquisition of property and equipment, net................           (724)          (280)          (127)
  Loans to officers, net....................................           (200)          (100)
                                                                   --------       --------       --------
         Net cash used in investing activities .............         (5,574)       (32,836)          (127)
                                                                   --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock ................ ................            221            164             70
  Payments made on long-term obligations ...................            (48)          (342)          (392)
  Exercise of stock options.................................            336            301            416
                                                                   --------       --------       --------
         Net cash provided by financing activities                      509            123             94
                                                                   --------       --------       --------
Effect of exchange rate on cash and cash equivalents .......            (18)            96             63
                                                                   --------       --------       --------
Net increase (decrease) in cash and cash equivalents .......         15,813        (32,610)          (911)
Cash and cash equivalents, beginning of period .............         70,583         86,396         53,786
                                                                   --------       --------       --------
Cash and cash equivalents, end of period ...................       $ 86,396       $ 53,786       $ 52,875
                                                                   ========       ========       ========
Supplemental disclosure of cash flow information:
  Cash paid during period for interest .....................       $     14       $     63       $     51
                                                                   ========       ========       ========
  Cash paid during period for taxes ........................       $  2,385       $    583       $    493
                                                                   ========       ========       ========
Supplemental disclosure of non-cash investing and financing
  transactions-

  Acquisition of business:
    Fair value of assets acquired ..........................       $  3,655       $ 53,840
    Liabilities incurred or assumed ........................       $ (1,652)      $ (7,377)
    Common stock issued ....................................       $  3,000       $ 13,480



See notes to consolidated financial statements.

                       THE MANAGEMENT NETWORK GROUP, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)

                                                                 COMMON STOCK
                                                                  $.001 PAR
                                                                    VOTING            ADDITIONAL   RETAINED
                                                             ---------------------     PAID-IN     EARNINGS
                                                                SHARES      AMOUNT     CAPITAL     (DEFICIT)
                                                             ------------   ------    ----------   ---------
Balance, December 30, 2000                                     29,465,808   $   29    $  136,917   $ (22,071)
Exercise of options                                               196,433                    336
Cancellation of options                                                                     (954)
Amortization of warrant cost                                                               1,721
Employee stock purchase plan                                       52,261                    222
Stock compensation                                                                           (25)
Other comprehensive income -
    Foreign currency translation adjustment
Stock options issued in exchange for Tri-Com SAR's                                           244
Reduction of tax benefit due to exercise of stock options                                     (9)
Acquisition of subsidiary                                         490,417        1         2,999
Net income                                                                                             5,608
                                                             ------------   ------    ----------   ---------
Balance, December 29, 2001                                     30,204,919       30       141,451     (16,463)
Exercise of options                                               174,058                    301
Cancellation of options                                                                     (526)
Amortization of warrant cost                                                                 623
Employee stock purchase plan                                       75,451                    164
Stock compensation                                                                            (4)
Other comprehensive income -
    Foreign currency translation adjustment
Tax benefit due to exercise of stock options                                                  22
Acquisition of subsidiary                                       2,892,800        3        13,478
Net loss                                                                                             (23,403)
                                                             ------------   ------    ----------   ---------
Balance, December 28, 2002                                     33,347,228       33       155,509     (39,866)
Option grant                                                                                 189
Exercise of options                                               245,304                    416
Cancellation of options                                                                     (294)
Stock surrender                                                    (8,702)                   (12)
Employee stock purchase plan                                       67,238                     70
Stock
compensation
Restricted stock grant                                            720,000        1         2,069
Other comprehensive income -
    Foreign currency translation adjustment
Reduction of tax benefits due to exercise/forfeiture
 of stock options                                                                           (655)
Net loss                                                                                             (42,324)
                                                             ------------   ------    ----------   ---------
Balance, January 03, 2004                                      34,371,068   $   34    $  157,292   $ (82,190)
                                                             ============   ======    ==========   =========


                                                                  ACCUMULATED
                                                                     OTHER
                                                                 COMPREHENSIVE
                                                                     INCOME             UNEARNED
                                                                    (LOSSES)          COMPENSATION        TOTAL
                                                                 -------------       --------------     ---------
Balance, December 30, 2000                                       $          35       $       (3,438)    $ 111,472
Exercise of options                                                                                           336
Cancellation of options                                                                         954             -
Amortization of warrant cost                                                                                1,721
Employee stock purchase plan                                                                                  222
Stock compensation                                                                            1,469         1,444
Other comprehensive income -
    Foreign currency translation adjustment                                (18)                               (18)
Stock options issued in exchange for Tri-Com SAR's                                              (28)          216
Reduction of tax benefit due to exercise of stock options                                                      (9)
Acquisition of subsidiary                                                                                   3,000
Net income                                                                                                  5,608
                                                                 -------------       --------------     ---------
Balance, December 29, 2001                                                  17               (1,043)      123,992
Exercise of options                                                                                           301
Cancellation of options                                                                         526             -
Amortization of warrant cost                                                                                  623
Employee stock purchase plan                                                                                  164
Stock compensation                                                                              454           450
Other comprehensive income -
    Foreign currency translation adjustment                                 96                                 96
Tax benefit due to exercise of stock options                                                                   22
Acquisition of subsidiary                                                                                  13,481
Net loss                                                                                                  (23,403)
                                                                 -------------       --------------     ---------
Balance, December 28, 2002                                                 113                  (63)      115,726
Option grant                                                                                   (189)
Exercise of options                                                                                           416
Cancellation of options                                                                         294             -
Stock surrender                                                                                               (12)
Employee stock purchase plan                                                                                   70
Stock compensation                                                                               85            85
Restricted stock grant
(2,070)
Other comprehensive income -
    Foreign currency translation adjustment                                 63                                 63
Reduction of tax benefit due to exercise/forfeiture
(655)
 of stock options
Net loss                                                                                                  (42,324)
                                                                 -------------       --------------     ---------
Balance, January 03, 2004                                        $         176       $       (1,943)    $  73,369
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

Principles of Consolidation -- The consolidated statements include the accounts of TMNG and its wholly-owned subsidiaries, The Management Network Group Europe Ltd. ("TMNG-Europe"), formed on March 19, 1997, based in the United Kingdom; The Management Network Group Canada Ltd. ("TMNG-Canada"), formed on May 14, 1998, based in Toronto, Canada; TMNG.com, Inc., formed in June 1999; TMNG Marketing, Inc., acquired on September 5, 2000; TMNG Technologies, Inc., acquired on September 5, 2001; and TMNG Strategy, Inc., acquired on March 6, 2002. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year -- The Company reports its operating results on a 52/53-week fiscal year basis. The fiscal year end is determined as the Saturday ending nearest December 31. Fiscal year ended January 3, 2004 reported fifty three weeks of operating results and consisted of three 13 weeks quarters and one 14 week quarter. The fiscal years ended December 28, 2002 and December 29, 2001 each reported 52 weeks of operating results and consisted of 4 equal quarters of 13 weeks each. The fiscal years ended January 3, 2004, December 28, 2002 and December 29, 2001 are referred to herein as fiscal year 2003, 2002 and 2001, respectively. TMNG Europe and TMNG Canada maintain year-end dates of December 31.

Revenue Recognition -- The Company has historically accounted for revenue in connection with client service engagements under primarily a time and materials revenue model, where time and materials service revenues and costs are recorded in the period in which the service is performed. Beginning in fiscal 2002 and continuing through fiscal year 2003 the Company has entered into large fixed price contracts and time and material contracts with guaranteed maximums of various durations, and expects this trend to continue into the future. The Company generally records revenue in connection with larger fixed price contracts under a percentage of completion method when it has the ability to make reasonably dependable estimates towards project completion. This method of accounting results in the ratable recognition of revenue in proportion to the related costs over the client service engagement. Estimates are prepared to monitor and assess the Company's progress on the engagement from the initial phase of the project to completion, and these estimates are utilized in recognizing revenue in the Company's financial statements. If the current estimates of total contract revenues and contract costs indicate a loss, the Company records a provision for the entire loss on the contract. Revenues and related costs of smaller fixed price contracts are generally recognized upon contract completion under the completed contract method, and generally involve immaterial amounts and are of a short duration.

In fiscal year 2002 and continuing into fiscal year 2003 the Company also entered into gain sharing contracts, where the Company's revenues are determined on a success-based revenue model. Revenues generated on such contracts result from financial success recognized by the client utilizing agreed upon contract measures and milestones between the two parties. Due to the contingent nature of these gain-sharing projects, the Company recognizes costs as they are incurred on the project and defers the revenue recognition until the revenue is realizable and earned.

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

Goodwill -- The Company had previously recorded $18,652,000 of goodwill in connection with the acquisition of The Weathersby Group, Inc. ("TWG") and had reported the goodwill at cost less accumulated amortization using the straight-line method over ten years. In fiscal year 2001 the Company recorded goodwill amortization expense of $1,865,000 in connection with the TWG acquisition. Additionally, the Company has recorded $6,001,000 of goodwill in connection with the acquisition of Tri-Com Computer Services, Inc. ("Tri-Com") and $36,206,000 in connection with the acquisition of Cambridge Strategic Management Group, Inc. ("CSMG"). The Company has not recorded goodwill amortization during fiscal year 2002 or 2003, in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142 "Accounting for Goodwill and Intangible Assets." See Footnote 3 "Goodwill and Other Intangible Assets" for an additional discussion of the Company's goodwill

Goodwill Impairment -- During fiscal year 2002 the Company adopted the provision of SFAS No. 142, and recognized a goodwill impairment charge of approximately $1,140,000, net of tax benefit of $760,000 in connection with its initial adoption of the Statement. This item was reported net of tax as a cumulative change in accounting principle. Subsequent to its initial adoption of the Statement, the Company recognized goodwill impairment charges of $25,165,000 and $15,780,000 in fiscal years 2002 and 2003, respectively. These amounts are reflected in the Company's loss from operations included in the Consolidated Statement of Operations and Comprehensive Income (Loss). For an additional discussion of the Company's goodwill impairment, see Footnote 3 "Goodwill and Other Intangible Assets" contained herein.

Identifiable Intangibles -- Identifiable intangible assets are stated at cost less accumulated amortization, and represent customer relationships, employment agreements and trade names acquired in the CSMG and Tri-Com acquisitions. Amortization is based on estimated useful lives of 3 to 60 months, depending on the nature of the intangible asset, and is recognized on a straight-line basis.

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

Stock-Based Compensation -- The Company utilizes an intrinsic value methodology in accounting for stock based compensation for employees and certain non-employee directors in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to
Employees" and related Interpretations, and accounts for stock-based compensation for non-employees utilizing a fair value methodology in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure." For an additional discussion of the Company's stock-based compensation see Footnote 9 "Stock Option Plan and Stock Based Compensation." If compensation cost for the Company's APB No. 25 grants, restricted stock grants, and the employee stock purchase plan had been determined under SFAS No. 123, based upon the fair value at the grant date, consistent with the Black-Scholes pricing methodology using the assumptions above, the Company's net income for fiscal year 2001, would have decreased by approximately $6.9 million, and its net loss for fiscal years 2002 and 2003 would have increased by $3.3 million and $1.1 million, respectively. For purposes of pro forma disclosures required under the provisions of SFAS No. 123, as amended by SFAS No. 148, the estimated fair value of options and restricted stock are amortized to pro forma expense over the vesting period. The following table contains pro forma information for fiscal years 2001, 2002 and 2003 (in thousands, except per share amounts):



                                                    FISCAL        FISCAL        FISCAL
                                                     YEAR          YEAR          YEAR
                                                     2001          2002          2003
                                                   --------      --------      --------
Net income (loss), as reported:                    $  5,608      $(23,403)     $(42,324)
  Add: Stock-based employee compensation
   expense (benefit)included in reported
   net income (loss), net of related tax effects        882           273            85

  Deduct:  Total stock-based compensation
  (expense) benefit determined under fair value
   based method for all awards, net of related       (7,750)       (3,536)       (1,213)
   tax effects
                                                   --------      --------      --------
Pro forma net loss                                 $ (1,260)     $(26,666)     $(43,452)
                                                   ========      ========      ========

Loss) per share
  Basic, as reported                               $   0.19      $  (0.71)     $  (1.26)
                                                   ========      ========      ========
  Diluted, as reported                             $   0.18      $  (0.71)     $  (1.26)
                                                   ========      ========      ========
  Basic and Diluted, pro forma                     $  (0.04)     $  (0.81)     $  (1.30)
                                                   ========      ========      ========

Warrant Grant -- On October 29, 1999, the Company issued a significant customer a warrant to purchase 500,000 shares of common stock at an exercise price of $2.00 per share. The estimated fair value of this warrant was approximately $5.2 million, all of which has been recognized in the Company's financial statements by December 28, 2002. Expense recognized in connection with the warrant was $1.7 million and $0.7 million for fiscal years 2001 and 2002 respectively. The warrant was fully amortized as of the end of fiscal year 2002. On November 8, 2000, the customer exercised the warrant. Additionally on December 10, 1999, the Company entered into a consulting services agreement with this customer under which such customer committed to $22 million of consulting fees over a three-year period commencing January 1, 2000. During fiscal year 2002 the agreement was extended for two additional years beyond the original term of the agreement, in exchange for an expanded preferred contractor relationship and immediate commitment to a significant consulting arrangement. As of January 3, 2004, $16.3 million of cumulative consulting fees had been recognized in connection with the agreement. The agreement provides for minimum annual usage requirements in connection with consulting services performed under the agreement, and as of January 3, 2004 a shortfall in minimum annual usage requirements of consulting services under the agreement was deemed to have occurred. As a result of such shortfall, the Company recognized an additional $706,000 in revenues reflecting this shortfall, which the customer is obligated to pay under the terms of the agreement. There can be no certainty that the remaining $5.0 million of consulting services will be purchased, however the agreement does contain a termination fee in the amount of 25 percent of the unused and committed consulting services. In February 2004 after failure by the customer to cure a default in payment in connection with the contract, the Company filed suit against the customer for breach of contract. The Company cannot be assured that it will prevail in the referenced litigations, but believes its claims are meritorious.

Earnings (Loss) Per Share -- The Company calculates and presents earnings (loss) per share using a dual presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by adding common stock options in the weighted average number of common shares outstanding for a period, if dilutive. In accordance with the provisions of SFAS No. 128 "Earnings Per Share", the Company has not included the effect of common stock options for fiscal year 2002 and 2003 as the Company reported a loss from continuing operations for those periods. Had the Company reported net income in fiscal year 2002 and 2003, the treasury method of calculating common stock equivalents would have resulted in approximately 791,000 and 772,000 additional diluted shares, respectively.

The reconciliation of weighted average common shares outstanding included in the computation of basic and diluted net income (loss) per common share for the periods indicated is as follows (amounts in thousands, except per share amounts):



                                                                      FISCAL         FISCAL         FISCAL
                                                                       YEAR           YEAR           YEAR
                                                                       2001           2002           2003
                                                                     --------       --------       --------
Net income (loss) for basic and diluted earnings (loss) per
  share:
  Income (loss) before taxes and cumulative effect of a
   change in accounting principle .............................      $  7,968      $ (34,398)     $ (29,292)
  Income tax (provision) benefit...............................        (2,360)        12,135        (13,032)
                                                                     --------       --------      ---------
  Income (loss) before cumulative effect of a change in
   accounting principle........................................         5,608        (22,263)       (42,324)
  Cumulative effect of a change in accounting principle........                       (1,140)
                                                                     --------       --------      ---------
  Net income (loss) ...........................................      $  5,608       $(23,403)     $ (42,324)
                                                                     ========       ========      =========

Weighted average shares of common stock outstanding:
  Weighted average shares of common stock outstanding for
     basic earnings (loss) per share...........................        29,736         32,734         33,545
  Effect of stock options .....................................         1,038
                                                                     --------       --------      ---------
  Weighted average shares of common stock outstanding for
    diluted earnings (loss) per share..........................        30,774         32,734         33,545
                                                                     ========       ========      =========
Basic earnings (loss) per share:
  Income (loss) before cumulative effect of a change in
    accounting principle ......................................      $   0.19       $  (0.68)     $   (1.26)
  Cumulative effect of a change in accounting principle........                        (0.03)
                                                                     --------       --------      ---------
  Net income (loss) ...........................................      $   0.19       $  (0.71)     $   (1.26)
                                                                     ========       ========      =========
Diluted earnings (loss) per share:
  Income (loss) before cumulative effect of a change in
   accounting principle .......................................      $   0.18       $  (0.68)     $   (1.26)
  Cumulative effect of a change in accounting principle........                        (0.03)
                                                                     --------       --------      ---------
  Net income (loss)............................................      $   0.18       $  (0.71)     $   (1.26)
                                                                     ========       ========      =========


New Accounting Standards -- SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and was adopted by the Company during fiscal year 2003. The Company does not have any financial instruments that are within the scope of SFAS No. 150, and therefore the adoption of this statement had no material effect on the Company's financial position, results of operations and cash flows.

FASB Financial Interpretation No. 46 ("FIN 46") clarifies Accounting Research Bulletin No. 51, "Consolidated Financial Statements." If certain conditions are met, this interpretation requires the primary beneficiary to consolidate certain variable interest entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity investment at risk to permit the variable interest entity to finance its activities without additional subordinated financial support from other parties. This interpretation is effective immediately for variable interest entities created or obtained after January 31, 2003. For variable interest entities acquired before February 1, 2003, the interpretation is effective for the first fiscal year or interim period beginning after June 15, 2003. The Company currently does not have any variable interest entities that would be subject to this interpretation.

In December 2003, the FASB issued a revision to FIN 46 which addresses new effective dates and certain implementation issues. Among these issues is the addition of a scope exception for certain entities that meet the definition of a business, provided certain criteria are met.


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

An escrow was established as part of the transaction, consisting of 566,502 shares and $4.0 million of cash (collectively, the "Escrowed Property"). The Escrowed Property is subject to certain claims as set forth in the Asset Purchase Agreement and is scheduled to be distributed to the Seller pro rata in four installments over a 24-month period. In accordance with the Escrow Agreement, the Company made the first three pro rata installment payments to the Seller, with the final payment scheduled to be released in the first quarter of fiscal year 2004.

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

The following unaudited pro forma result of operations assumes that the CSMG and Tri-Com acquisitions occurred at the beginning of the year preceding each acquisition. The pro forma results of operations require various assumptions including an assumption that the same amount of goodwill would have been recognized had the transactions occurred at the beginning of the year preceding each acquisition without regard to the then current levels of business activity of CSMG and Tri-Com and without regard to any operating efficiencies or other synergies. Consequently, the pro forma results of operations are not necessarily indicative of the operating results, which would have occurred if the business combinations had been in effect on the dates indicated or which may result in the future.



                                                            (unaudited)
                                                   ---------------------------
                                                        Fiscal Year Ended
  (in thousands, except per share amounts)         December 29,   December 28,
                                                       2001           2002
                                                    ---------      ---------
Total revenues                                      $  80,918      $  36,822
Income (loss) before cumulative effect of
 a change in accounting principle                   $   4,484      $ (22,494)
Net income (loss)                                   $   4,484      $ (23,634)
Basic income (loss) before cumulative effect
 of a change in accounting principle per
 common share                                       $    0.14      $   (0.68)
Diluted income (loss) before cumulative effect
 of a change in accounting principle per
 common share                                       $    0.13      $   (0.68)
Basic net income (loss) per common share            $    0.14      $   (0.71)
Diluted net income (loss) per common share          $    0.13      $   (0.71)


Included in the pro forma information for fiscal year 2001 is approximately $1.4 million on a pre-tax basis in one-time nonrecurring severance charges incurred by CSMG. Excluding these charges, pro forma basic and diluted net income per share would have each been $0.16 for fiscal year 2001.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

Effective for the start of fiscal year 2002, the Company adopted the provisions of SFAS No. 142. In accordance with provisions of the Statement, goodwill has not been amortized in fiscal years 2002 and 2003. The Statement requires that goodwill be evaluated on an annual basis, or more frequently if necessary. The Company determines fair value using the present value method of measurement of future cash flows. The present value method includes the estimation of a cash flow stream, applying a discount rate. The Company's best estimate of future cash flows is determined using its internal budgets as the basis. The discount rate of between 20% to 25% is commensurate with the risks involved, including the nature of the business, the time value of money, expectations about the amount or timing of future cash flows, and factors affecting liquidity. Upon the adoption of SFAS No. 142, the Company recorded a goodwill impairment loss related to the Management Consulting Segment of approximately $1.9 million and has reflected this amount as a cumulative change in accounting principle, net of tax benefit, in the Statement of Operations and Comprehensive Income (Loss). Subsequent to the initial transition test, the Company performed its annual impairment test during fiscal year 2002, and established the last day of the first fiscal month in the fourth quarter as the annual impairment test date. Based on the analysis of projected future cash flows and utilizing the assistance of an outside valuation firm, the Company determined in connection with the annual impairment test performed in fiscal year 2002 that the carrying value of goodwill exceeded its fair market value and recorded impairment loss related to the Management Consulting Segment of approximately $24.4 million, and an impairment loss related to All Other Segment of approximately $0.8 million.

During the second quarter of fiscal year 2003, the Company performed an interim test to determine whether an impairment of goodwill had occurred at the reporting unit level. The Company performed the interim test due to significantly lower operating results of CSMG, compared to the projected financial results that were utilized in determining the reporting unit's fair value in the annual goodwill impairment test performed in 2002. Additionally, during the second quarter of 2003 an executive of a Company acquired by TMNG tendered his resignation to the Company, which also had the effect of lowering the financial projections for the entity. Based on an analysis of projected future cash flows and utilizing the assistance of an outside valuation firm, the Company determined that the carrying value of goodwill acquired in the CSMG acquisition exceeded the fair market value and recorded an impairment loss related to the Management Consulting Segment of approximately $15.8 million. The Company subsequently performed its annual impairment test in October 2003 and concluded there was no additional goodwill impairment as the calculated fair values of its reporting units was higher than their respective carrying values. The goodwill impairment losses related to both the annual impairment test in fiscal year 2002 and the interim impairment test in fiscal year 2003 have been reflected as a component of Loss from Operation in the Statement of Operation and Comprehensive Income (Loss) in each respective year.

The changes in the carrying amount of goodwill as of December 28, 2002 and January 03, 2004 are as follows (amounts in thousands):




                                            Management Consulting    All Other
                                                   Segment            Segment       Total
                                            ---------------------    ---------     --------
Balance as of December 29, 2001                   $ 19,156           $   2,991     $ 22,147
Goodwill acquired during fiscal year 2002           36,216                  10       36,226
Impairment Loss                                    (26,227)               (838)     (27,065)
                                                  --------           ---------     --------
Balance as of December 28, 2002                     29,145               2,163       31,308

Impairment loss                                    (15,780)                         (15,780)
                                                  --------           ---------     --------
Balance as of January 03, 2004                    $ 13,365           $   2,163     $ 15,528
                                                  ========           =========     ========



Goodwill amortization expense for fiscal year 2001 was $1.9 million. The following information reconciles the net income (loss) and earnings (loss) per share reported for fiscal years 2001, 2002 and 2003 to adjusted net income
(loss) and earnings (loss) per share exclusive of goodwill amortization and compares the adjusted information to the current year results (amounts in thousands, except per share data):



                                                  --------------------------------------------------------------------
                                                  FISCAL YEAR 2001          FISCAL YEAR 2002          FISCAL YEAR 2003
                                                  ----------------          ----------------          ----------------
Reported income (loss) before cumulative
 effect of change in accounting
 principle                                            $  5,608                  $(22,263)                 $(42,324)
Cumulative effect of change in accounting
 principle                                                                        (1,140)
                                                      --------                  --------                  --------
Reported net income (loss)                               5,608                   (23,403)                  (42,324)
Add back: Goodwill amortization, net of tax              1,119




                                                      --------                  --------                  --------
Net income (loss), as adjusted                        $  6,727                  $(23,403)                 $(42,324)
                                                      ========                  ========                  ========
Basic income (loss) per share before
 cumulative effect of change in accounting
 principle                                            $   0.19                  $  (0.68)                 $  (1.26)
Cumulative effect of change in accounting
 principle                                                                         (0.03)
                                                      --------                  --------                  --------
Reported net income (loss) per share                      0.19                     (0.71)                    (1.26)
Add back: Goodwill amortization, net of tax               0.04
                                                      --------                  --------                  --------
Basic income (loss) per share, as adjusted            $   0.23                  $  (0.71)                 $  (1.26)
                                                      ========                  ========                  ========
Diluted income (loss) per share before
 cumulative effect of change in accounting
 principle                                            $   0.18                  $  (0.68)                 $  (1.26)
Cumulative effect of change in accounting
 principle                                                                         (0.03)
                                                      --------                  --------                  --------
Reported net income (loss) per share                      0.18                     (0.71)                    (1.26)
Add back: Goodwill amortization, net of tax               0.04
                                                      --------                  --------                  --------
Diluted income (loss) per share, as adjusted          $   0.22                  $  (0.71)                 $  (1.26)
                                                      ========                  ========                  ========



Included in customer relationships, employment agreements and other intangible assets, and other current assets are the following (amounts in thousands):



                             December 28, 2002        January 03, 2004
                            -------------------     ---------------------
                                   Accumulated                Accumulated
                            Cost   Amortization     Cost     Amortization
                            ----   ------------     ----     ------------
Customer relationships    $ 6,790    $(1,698)       $ 3,086     $(2,545)
Employment agreements       3,200     (1,042)         3,200      (2,292)
Tradename                     350       (146)           350        (321)
Covenant not to compete       203       (132)           203        (203)
                          -------    -------        -------     -------
Total                     $10,543    $(3,018)       $ 6,839     $(5,361)
                          =======    =======        =======     =======


During fiscal year 2003, in accordance with the provisions of SFAS No. 144 the Company determined that the carrying value of customer relationships exceeded its fair market value and recorded an impairment loss related to the Management Consulting Segment and All Other Segment of approximately $3.4 million and $0.3 million, respectively. These impairment losses have been reflected as a component of Loss from Operation in the Statement of Operations and Comprehensive Income (Loss).

Intangible assets amortization expense for fiscal years 2001, 2002 and 2003 was $0.1 million, $2.9 million and $2.3 million, respectively. Intangible amortization expense is estimated to be approximately $1.0 million for fiscal year 2004, $0.3 million in fiscal year 2005 and $0.2 million in fiscal year 2006.


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

Based on an analysis of the criteria in SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information," the Company has
concluded it has five operating segments, of which four are aggregated in one reportable segment, the Management Consulting Services segment, and the remaining segment in All Other. Management Consulting Services includes business strategy and planning, marketing and customer relationship management, operating system support, revenue assurance, corporate investment services, networks, and business model transformation. All Other consists of computer hardware commissions and rebates received in connection with the procurement of hardware for third parties. The accounting policies for the segments are the same as those described in the summary of significant accounting policies. Management evaluates segment performance based upon Income (Loss) from Operations, excluding equity related charges, goodwill and intangible asset amortization, and goodwill and intangible asset impairment. There are no inter-segment sales.

Summarized financial information concerning the Company's reportable segments is shown in the following table (amounts in thousands):


                                      Management        All    Not Assigned
                                  Consulting Services  Other    to Segments   Total
                                  -------------------  ------  ------------  --------
FISCAL YEAR 2001

Net sales to external customers          $54,236       $  596                $ 54,832
Income(loss)from operations              $10,171       $  547    $ (5,161)   $  5,557
Total assets                             $11,111       $   40    $117,891    $129,042

FISCAL YEAR 2002

Net sales to external customers          $33,057       $1,538                $ 34,595
Income (loss) from operations            $(6,865)      $  634    $(29,126)   $(35,357)
Total assets                             $ 9,330       $  171    $115,958    $125,459

FISCAL YEAR 2003

Net sales to external customers          $23,245       $  231                $ 23,476
Income (loss) from operations            $(8,040)      $   87    $(21,912)   $(29,865)
Total assets                             $ 6,864                 $ 74,108    $ 80,972


As discussed in Note 14 "Subsequent Event", the Company has discontinued the operations of its All Other segment subsequent to year end.

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

Reconciling information between reportable segments and the Company's totals is shown in the following table (amounts in thousands):


                                                        FISCAL          FISCAL          FISCAL
                                                         YEAR            YEAR            YEAR
                                                         2001            2002            2003
                                                        -------         -------        --------
Total operating earnings (losses) for
 reportable segments                                    $10,718        $ (6,231)       $ (7,953)
Equity related charges                                   (3,165)         (1,074)            (85)
Goodwill and intangibles amortization                    (1,996)         (2,887)         (2,343)
Goodwill and intangible asset impairment                                (25,165)        (19,484)
                                                        -------         -------        --------
Income (loss) from operations                           $ 5,557        $(35,357)       $(29,865)
                                                        =======         =======        ========


Major customers in terms of significance to TMNG's revenues (i.e. in excess of 10% of revenues) for fiscal years 2001, 2002 and 2003, and accounts receivable as of December 28, 2002 and January 03, 2004 were as follows (amounts in thousands):


                                        REVENUES                       ACCOUNTS RECEIVABLE
                          ------------------------------------     ---------------------------
                           FISCAL        FISCAL        FISCAL
                            YEAR          YEAR          YEAR       DECEMBER 28,   January 03,
                            2001          2002          2003          2002           2004
                          --------       ------        ------      ------------   ------------
Customer A .........      $7,185         $4,392        $3,238        $2,345           $1,743


Customer B .........      $6,220
Customer C .........                     $5,850                      $1,238
Customer D .........                                   $2,692                         $1,177


Revenues from the Company's ten most significant customers accounted for approximately 61%, 67% and 67% of revenues for fiscal years 2001, 2002 and 2003, respectively.

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


                           FISCAL          FISCAL        FISCAL
                            YEAR            YEAR          YEAR
                            2001            2002          2003
                          -------         --------      --------
Beginning balance         $   766         $    517      $    471
Bad debt expense              812            1,207           575
Account write-offs         (1,061)          (1,253)         (394)
                          -------         --------      --------
Ending balance            $   517         $    471      $    652
                          =======         ========      ========

Revenues earned in the United States and internationally based on the location where the services are performed are as follows (amounts in thousands):


                                FISCAL YEAR 2001           FISCAL YEAR 2002            FISCAL YEAR 2003
                            -------------------------   ----------------------      ----------------------

                                                                      LOSS BEFORE
                                                                      INCOME TAX
                                                                      BENEFIT AND
                                                                      CUMULATIVE
                                           INCOME                     EFFECT OF A                   LOSS
                                           BEFORE                     CHANGE IN                    BEFORE
                                           INCOME                     ACCOUNTING                   INCOME
                            REVENUES        TAXES       REVENUES      PRINICIPLE    REVENUES       TAXES
                            --------      --------      --------      --------      --------       --------
United States ........      $ 48,402      $  7,034      $ 31,935      $(31,753)     $ 21,146    $   (26,385)
International:
  United Kingdom .....         5,546           806
  Canada .............           295            43            11           (11)           95           (119)
  Ireland ............           141            20           496          (493)           32            (39)
  Switzerland ........            56             8
  The Netherlands ....                                     1,990        (1,979)          964         (1,203)
  Portugal  ..........                                                                   451           (562)
  Belize .............                                                                   704           (879)
Other ..............             392            57           163          (162)           84           (105)

                            --------      --------      --------      --------      --------    -----------
          Total ......      $ 54,832      $  7,968      $ 34,595      $(34,398)     $ 23,476    $   (29,292)
                            ========      ========      ========      ========      ========    ===========


No significant long-lived assets are deployed outside the United States.

6. PROPERTY AND EQUIPMENT


                                                            DECEMBER 28,  JANUARY 03,
                                                               2002          2004
                                                            ------------  ------------
                                                                      (000'S)
Furniture and fixtures.................................        $  896        $  908
Software and computer equipment........................         2,552         2,661


Leasehold improvements.................................           711           711
                                                               ------        ------
                                                                4,159         4,280
Less: Accumulated depreciation and amortization........         1,874         2,722
                                                               ------        ------
                                                               $2,285        $1,558
                                                               ======        ======


Depreciation   and   amortization   expense  on  property  and   equipment   was
approximately  $530,000,  $948,000 and $854,000 for fiscal years 2001,  2002 and
2003, respectively.

During fiscal year 2002, the Company recorded a loss of approximately $205,000 in connection with the retirement of office furniture, computer equipment and furniture and fixtures. The Company did not receive any proceeds from the asset retirements.


7. INCOME TAXES

For fiscal years 2001, 2002 and 2003, the income tax provision (benefit), exclusive of the tax associated with the cumulative effect of the change in accounting principle consists of the following (amounts in thousands):


                                          FISCAL         FISCAL         FISCAL
                                           YEAR           YEAR           YEAR
                                           2001           2002           2003
                                         --------       --------       --------
Federal
  Current ............................   $  1,267       $ (2,595)      $   (992)
  Deferred tax (benefit) expense .....        (12)        (7,717)        12,347
                                         --------       --------       --------
                                            1,255        (10,312)        11,355
State
  Current ............................        486           (817)
  Deferred tax (benefit) expense .....         (2)        (1,103)         1,764
                                         --------       --------       --------
                                              484         (1,920)         1,764
Foreign
  Current ............................        496             97            (87)
  Deferred tax (benefit) expense .....        125
                                         --------       --------       --------
                                              621             97            (87)
                                         --------       --------       --------
Total ................................   $  2,360       $(12,135)      $ 13,032
                                         ========       ========       ========


The Company has fully reserved its deferred tax assets with a valuation allowance as of January 3, 2004, in accordance with the provisions of SFAS No. 109 "Accounting for Income Taxes." Realization of the deferred tax asset is dependent on generating sufficient income in future periods. In evaluating the ability to recover its deferred tax assets, the Company considers all positive and negative evidence including the Company's past operating results, the existence of cumulative losses in the most recent fiscal year and the Company's forecast of future income. In determining future income, the Company is responsible for assumptions utilized including the amount of state, federal and international operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future income and are consistent with the plans and estimates the Company is using to manage the underlying business.

The Company has reassessed all significant estimates and judgments made in its financial statements, considering all information current available. The Company determined that the underlying assumptions related to judgments made in connection with its previous SFAS No. 109 analysis had changed. In performing the updated analysis of the realizability of its deferred tax assets, the Company considered continuing market uncertanties including the impact of the loss in the fourth quarter on the remaining planning periods underlying the SFAS No. 109 analysis. In light of this new information and after considering all available evidence, both positive and negative, the Company concluded that an increase to the valuation allowance for deferred tax assets was required. Accordingly, based upon the Company's best estimate, the Company recorded a non-cash charge in the fourth quarter of fiscal year 2003 of $18.0 million to increase the valuation allowance.

The following is a reconciliation between the provision (benefit) for income taxes and the amounts computed at the statutory federal income tax rate (amounts in thousands):


                                                FISCAL YEAR          FISCAL YEAR            FISCAL YEAR
                                                    2001                 2002                   2003
                                             -----------------     -----------------     -----------------
                                              AMOUNT       %        AMOUNT       %        AMOUNT       %
                                             --------     ----     --------     ----     --------     ----
Computed expected federal income
 tax expense ..........................      $  2,789     35.0     $(12,039)   (35.0)    $(10,252)   (35.0)
State income tax expense, net of
 federal benefit ......................           316      4.0       (1,579)    (4.6)      (1,248)    (4.3)
Tax-exempt investment income ..........          (690)    (8.7)
Goodwill impairment....................                               1,536      4.5          217      0.7
Other .................................           (55)    (0.7)         (53)    (0.2)         316      1.1
Valuation allowance ...................                                                    23,999     82.0
                                             --------     ----     --------     ----     --------     ----
          Total .......................      $  2,360     29.6     $(12,135)   (35.3)    $ 13,032     44.5
                                             ========     ====     ========     ====     ========     ====


Items giving rise to the provision for deferred income taxes (benefit) are as follows (amounts in thousands):

                                                       FISCAL         FISCAL         FISCAL
                                                        YEAR           YEAR           YEAR
                                                        2001           2002           2003
                                                      --------       --------       --------
Goodwill .......................................      $   (249)      $ (7,988)      $ (4,961)
Bad debt reserve ...............................           441             13            (97)
Stock option compensation expense ..............          (133)             5             45
Change from cash to accrual tax basis accounting          (274)
Intangible assets ..............................                         (655)        (1,831)
Valuation allowance ............................                                      23,999
Net operating loss carryforward ................                                      (3,212)
Other ..........................................           326           (195)           168
                                                      --------       --------       --------
          Total ................................      $    111       $ (8,820)      $ 14,111
                                                      ========       ========       ========

The significant components of deferred income tax assets and the related balance sheet classifications, as of December 28, 2002 and January 3, 2004 are as follows (amounts in thousands):


                                                       DECEMBER 28,  JANUARY 03,
                                                          2002          2004
                                                       ------------  -----------
Current deferred tax assets:
  Accounts receivable .............................    $      143     $     240
  Accrued expenses ................................           351           296
  Valuation allowance..............................                        (536)
                                                       ----------     ---------
          Current deferred tax asset ..............    $      494     $       0
                                                       ==========     =========


Non-current deferred tax assets:
  Goodwill ........................................    $    8,320     $  13,281
  Stock option compensation expense ...............         2,893         2,193
  Unfavorable lease liability......................         1,180         1,017
  Net operating loss carryover ....................           732         3,944
  Intangible assets................................           709         2,540
  Reserves ........................................           419           415
  Other ...........................................            19            73
  Valuation allowance .............................                     (23,463)
                                                       ----------     ---------
          Non-current deferred tax asset ..........    $   14,272     $       0
                                                       ==========     =========

The net operating loss carryover as of January 3, 2004 is scheduled to expire as follows (amounts in thousands):

                                                     Amount            Year
                                                     $1,831            2016
                                                      8,030            2023
                                                     ------
                                    Total            $9,861
                                                     ======

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

Following is a summary of future minimum payments under capitalized leases and operating leases that have initial or remaining noncancellable lease terms in excess of one year at January 03, 2004 (amounts in thousands):


                                          CAPITALIZED   OPERATING
FISCAL YEAR                                 LEASES        LEASES
---------------------------------------   -----------   ---------
2004                                       $     311    $   1,758
2005                                             191        1,591
2006                                              20        1,540
2007                                                        1,568
2008                                                        1,568
Later years through 2011                                    3,789
                                           ---------    ---------
Total minimum lease payments               $     522    $  11,814
Less amount representing interest                (29)
                                           ---------
Present value of minimum capitalized
 lease payments                                  493
Current portion                                 (289)
                                          ----------
Long-term capitalized lease obligations    $     204
                                          ==========


Operating lease minimum payments include the off-market portion of lease payments recorded through purchase accounting in connection with the Company's acquisition of CSMG. As of January 3, 2004, the unamortized balance of the unfavorable lease was $3.0 million.

Assets recorded under capital leases are included in property and equipment as follows (amounts in thousands):


                                    DECEMBER 28,  JANUARY 03,
                                        2002          2004
                                    ------------  ------------
Furniture and fixtures               $     220     $     220
Software and computer equipment            505           505
                                     ---------     ---------
                                           725           725
Less: Accumulated depreciation            (183)         (395)
                                     ---------     ---------
                                     $     542     $     330
                                     =========     =========

Total rental expense was approximately $553,000, $2,084,000 and $1,911,000 for fiscal years 2001, 2002 and 2003, respectively.

9. STOCK OPTION PLAN AND STOCK BASED COMPENSATION

The Company has 7,794,000 shares of the Company's common stock authorized for issuance under the Company's 1998 Equity Incentive Plan (the 1998 Plan). The 1998 Plan, a shareholder approved plan, provides the Company's common stock for the granting of incentive stock options and nonqualified stock options to employees, and nonqualified stock options and restricted shares to employees, directors and consultants. Incentive stock options are granted at an exercise price of not less than fair value per share of the common stock on the date of grant as determined by the board of directors. Vesting and exercise provisions are determined by the board of directors. As of January 03, 2004, all options granted under the 1998 Plan were non-qualified stock options. Options granted under the 1998 Plan generally become exercisable over a three to four year period beginning on the date of grant. Options granted under the 1998 Plan have a maximum term of ten years.

A summary of the status of the Company's 1998 Plan as of December 29, 2001, December 28, 2002 and January 03, 2004, and changes during the years ending on those dates is presented below:

EXERCISE PRICE EQUALS FAIR MARKET VALUE AT GRANT DATE:



                                            DECEMBER 29,                    DECEMBER 28,                      JANUARY 03,
                                                2001                            2002                             2004
                                   -------------------------------  ----------------------------    ------------------------------
                                                  WEIGHTED AVERAGE              WEIGHTED AVERAGE                  WEIGHTED AVERAGE
                                     SHARES        EXERCISE PRICE     SHARES     EXERCISE PRICE       SHARES       EXERCISE PRICE

Outstanding at beginning of year    1,717,434         $ 14.32       3,075,228       $   9.95        3,143,459          $  8.72
Granted                             1,577,212         $  5.09         592,100       $   2.05        1,967,500          $  2.07
Exercised                            (116,917)        $  1.48        (100,377)      $   1.52         (116,221)         $  1.43
Forfeited/cancelled                  (102,501)        $ 17.88        (423,492)      $  10.09         (761,042)         $ 10.17
                                    ---------                       ---------                       ---------
Outstanding at end of year          3,075,228         $  9.95       3,143,459       $   8.72        4,233,696          $  5.57
                                    =========                       =========                       =========

Options exercisable at year-end       841,454         $ 11.32       1,612,091       $   9.41        1,661,916          $  9.15
                                    =========                       =========                       =========
Weighted average fair value of
 options granted during the year                      $  4.16                        $  1.65                           $  1.60


The following table summarizes information about stock options outstanding as of January 03, 2004:



                                                              WEIGHTED AVERAGE
                          NUMBER              WEIGHTED            REMAINING              NUMBER            WEIGHTED
    RANGE OF          OUTSTANDING AT          AVERAGE            CONTRACTUAL         EXERCISABLE AT        AVERAGE
EXERCISE PRICES      JANUARY 03, 2004     EXERCISE PRICE           LIFE            JANUARY 03, 2004   EXERCISE PRICE
----------------     -----------------     --------------     ----------------      -----------------   --------------
$ 0.00 to $  2.00        1,213,434             $ 1.45              8.17                  418,427           $ 1.56
$ 2.01 to $  6.00        2,174,612             $ 3.19              8.90                  616,089           $ 4.50
$ 6.01 to $ 20.00          407,000             $10.10              7.02                  257,375           $10.68
$20.01 to $ 35.00          438,650             $24.53              6.24                  370,025           $24.39
                         ---------             ------                                  ---------           ------
   TOTAL                 4,233,696             $ 5.57                                  1,661,916           $ 9.15
                         =========             ======                                  =========           ======


EXERCISE PRICE LESS THAN FAIR MARKET VALUE AT GRANT DATE:



                                             DECEMBER 29,                      DECEMBER 28,                   JANUARY 03,
                                                2001                              2002                           2004
                                    -----------------------------    ------------------------------    --------------------------
                                                 WEIGHTED AVERAGE                  WEIGHTED AVERAGE              WEIGHTED AVERAGE
                                      SHARES      EXERCISE PRICE       SHARES      EXERCISE PRICE      SHARES     EXERCISE PRICE
Outstanding at beginning of year    1,074,504       $  2.26            897,758        $  2.32          768,336        $  2.38
Granted                                                                                                 50,000        $  2.31
Exercised                             (86,734)      $  1.88            (54,088)       $  1.85          (84,667)       $  1.90
Forfeited/cancelled                   (90,012)      $  2.00            (75,334)       $  2.00         (103,750)       $  2.00
                                    ---------                        ---------                         -------
Outstanding at end of year            897,758       $  2.32            768,336        $  2.38          629,919        $  2.51
                                    =========                        =========                         =======

Options exercisable at year-end       428,625       $  2.30            606,084        $  2.32          579,919        $  2.52
                                    =========                        =========                         =======
Weighted average fair value of
 options granted during the year                                                                                      $  2.69


The following table summarizes information about stock options outstanding at January 03, 2004:


                                                        WEIGHTED AVERAGE
                         NUMBER           WEIGHTED          REMAINING            NUMBER            WEIGHTED
    RANGE OF         OUTSTANDING AT       AVERAGE          CONTRACTUAL       EXERCISABLE AT        AVERAGE
 EXERCISE PRICES   JANUARY 03, 2004   EXERCISE PRICE         LIFE          JANUARY 03, 2004   EXERCISE PRICE
 ---------------   ----------------   --------------   ----------------    -----------------   --------------
$ 0.00 to $  1.75       119,167            $ 1.53            4.99                119,167            $ 1.53
$ 1.76 to $  2.00       373,252            $ 2.00            5.59                373,252            $ 2.00
$ 2.01 to $ 20.00       137,500            $ 4.73            7.34                 87,500            $ 6.11
                        -------            ------                                -------            ------
                        629,919            $ 2.51                                579,919            $ 2.52
                        =======            ======                                =======            ======



During fiscal year 2003 the board of directors of TMNG authorized for issuance 1,500,000 shares of the Company's common stock under the 1998 Plan for key management personnel. The shares are subject to restriction based upon a two year vesting schedule where 30% of the shares vest on the first anniversary of the grant date and the remaining 70% of the shares vest on the second anniversary.

A summary of the status of the restricted shares granted under the 1998 Plan and changes during fiscal year 2003 is presented below.

RESTRICTED STOCK:



                                               DECEMBER 29,                    DECEMBER 28,                      JANUARY 03,
                                                   2001                            2002                             2004
                                   -------------------------------  ----------------------------    ------------------------------

                                                 SHARES                          SHARES                           SHARES
Outstanding at beginning of year
Granted                                                                                                           720,000
Forfeited/cancelled
                                                ---------                     ---------                          ---------
Outstanding at end of year                                                                                        720,000
                                                =========                     =========                          =========

Weighted average fair value of
 Shares granted during the year                                                                                 $ 2.87


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

A summary of the status of the Company's 2000 Plan as of December 29, 2001, December 28, 2002 and January 03, 2004, and changes during the years ending on those dates is presented below:

EXERCISE PRICE EQUALS FAIR MARKET VALUE AT GRANT DATE:


                                              DECEMBER 29,                   DECEMBER 28,                   JANUARY 03,
                                                  2001                           2002                           2004
                                     ----------------------------   ----------------------------   -----------------------------
                                                 WEIGHTED AVERAGE               WEIGHTED AVERAGE                WEIGHTED AVERAGE
                                       SHARES     EXERCISE PRICE      SHARES     EXERCISE PRICE      SHARES      EXERCISE PRICE
Outstanding at beginning of year       295,000       $ 18.70        2 165,114      $   6.39         2,212,226       $   4.62
Granted                              2,109,642       $  5.03        1,316,750      $   2.97            10,000       $   1.77
Exercised                                                             (12,375)     $   4.00           (44,416)      $   1.85
Forfeited/cancelled                  (239,528)       $  9.54       (1,257,263)     $   5.95        (1,002,650)      $   4.53
                                     ---------                      ---------                      ----------
Outstanding at end of year           2,165,114       $  6.39        2,212,226      $   4.62         1,175,160       $   4.78
                                     =========                      =========                      ==========

Options exercisable at year-end        55,500        $ 19.05          458,433      $   6.29           527,545       $   5.62
                                     =========                      =========                      ==========
Weighted average fair value of
 options granted during the year                     $  4.11                       $   2.39                         $   1.37


The following table summarizes information about stock options outstanding at January 03, 2004:



                                                               WEIGHTED AVERAGE
                            NUMBER             WEIGHTED            REMAINING              NUMBER             WEIGHTED
    RANGE OF             OUTSTANDING AT        AVERAGE           CONTRACTUAL           EXERCISABLE AT        AVERAGE
 EXERCISE PRICES       JANUARY 03, 2004    EXERCISE PRICE          LIFE              JANUARY 03, 2004   EXERCISE PRICE
----------------       -----------------    --------------     ----------------       -----------------   --------------
$ 0.00 to $  3.50            388,875         $  2.91                8.38                     88,352         $  3.07
$ 3.51 to $  5.00            480,910         $  4.02                7.27                    243,858         $  4.02
$ 5.01 to $  7.00            251,875         $  5.77                7.79                    155,210         $  5.72
$ 7.01 to $ 21.00             53,500         $ 20.52                6.68                     40,125         $ 20.52
                           ---------          ------                                        -------          ------
   TOTAL                   1,175,160         $  4.78                                        527,545         $  5.62
                           =========          ======                                        =======          ======


EXERCISE PRICE LESS THAN FAIR MARKET VALUE AT GRANT DATE:


                                             DECEMBER 29,                   DECEMBER 28,                 JANUARY 03,
                                                 2001                           2002                         2004
                                      --------------------------    --------------------------    -------------------------
                                                WEIGHTED AVERAGE              WEIGHTED AVERAGE             WEIGHTED AVERAGE
                                      SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE     SHARES    EXERCISE PRICE
Outstanding at beginning of year                                    53,200        $  5.50         23,537       $ 5.50
Granted                               53,200        $  5.50
Exercised
Forfeited/cancelled                                                (29,663)       $  5.50        (15,412)      $ 5.50
                                      ------                        ------                       -------
Outstanding at end of year            53,200        $  5.50         23,537        $  5.50          8,125       $ 5.50
                                      ======                        ======                       =======

Options exercisable at year-end                                      5,884        $  5.50          8,125       $ 5.50
                                      ======                        ======                       =======
Weighted average fair value of
 options granted during the year                    $  4.61


The following table summarizes information about stock options outstanding at January 03, 2004:


                                                             WEIGHTED AVERAGE
                           NUMBER            WEIGHTED            REMAINING             NUMBER            WEIGHTED
                       OUTSTANDING AT        AVERAGE            CONTRACTUAL         EXERCISABLE AT        AVERAGE
EXERCISE PRICE        JANUARY 03, 2004   EXERCISE PRICE           LIFE            JANUARY 03, 2004   EXERCISE PRICE
--------------        -----------------   --------------     -----------------     -----------------   --------------
   $5.50                  8,125              $ 5.50               7.71                   8,125             $ 5.50
                         ------              ------                                      -----             ------
                          8,125              $ 5.50                                      8,125             $ 5.50
                         ======              ======                                      =====             ======


At January 03, 2004, the Company had outstanding a total of 6,046,900 options to acquire shares with a weighted average exercise price of $5.09 and a weighted average remaining contractual life of 7.89 years. Of these options, 2,777,500 were exercisable at January 03, 2004 with a weighted average exercise price of $7.08.

The Company follows APB No. 25 to account for the employee stock purchase plan and for employee and certain non-employee directors' stock options. In connection with APB No. 25 grants made in fiscal years 2001 and 2003, the Company recorded unearned compensation of approximately $29,000 and $58,000, respectively, for representing the difference between the exercise price and the fair value of the common stock on the dates such stock options were granted. Such amounts are being amortized by charges to operations on a graded vesting method over the corresponding vesting period of each respective option, generally three to four years. All option grants in 2002 were issued with the exercise price of the option equal to the market price of the Company's stock as of the grant date, and therefore the Company did not recognize any additional unearned compensation in 2002.

The Company also follows APB No. 25 to account for restricted stock grants made to key management personnel. In connection with restricted stock granted during fiscal year 2003 the Company recorded unearned compensation of approximately $2,070,000 representing the fair value of the common stock on the date such restricted stock grants were made. The compensation cost associated with restricted stock is being amortized by charges to operations on a graded vesting schedule over a period of two years from the date of grant.

The Company recognizes compensation cost over the vesting periods. These options and restricted shares have resulted in equity related charges to operations of approximately $1.4 million, $0.5 million and $0.1 million for fiscal years 2001, 2002 and 2003, respectively. These expenses have been allocated among various expense categories.

During fiscal year 2000, the Company initiated an employee stock purchase plan for all eligible employees. Under the plan, shares of the Company's common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first day of the enrollment period or on the last day of each six-month period. Employees may purchase shares through a payroll deduction program having a value not exceeding 15% of their gross compensation during an offering period. During fiscal years 2001, 2002 and 2003, 52,261, 75,451, and 67,238 shares were purchased under the plan, respectively. At January 03, 2004, 65,000 shares were reserved for future issuance. The employee stock purchase plan is classified as a non-compensatory plan under APB No. 25.

The Company accounts for its stock option awards to independent subject matter experts and other non-employees in accordance with the fair value measurement provision of SFAS No. 123. Under SFAS No. 123, stock options are valued at grant date using the Black-Scholes option pricing model, and this expense is recognized ratably over the vesting period. Consequently, the expense of these options is recognized in the current and future reporting periods based on the fair value at the end of each period. The fair value of each option grant during fiscal years 2001, 2002 and 2003 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                   FISCAL YEAR 2001    FISCAL YEAR 2002         FISCAL YEAR 2003
                                   ----------------    -----------------      ---------------------
Expected volatility factor.....          114%                 111%                     104%
Risk-free interest rate........      1.98% - 4.22%       1.34% - 5.00%             1.037% - 3.435%
Expected life of options.......         5 years             5 years                 5 years
Expected life of stock issued
 under employee stock purchase
 plan..........................     0.5 - 2.0 years     0.5  - 2.0 years      0.5 years - 2.0 years
Expected dividend rate.........            0%                   0%                       0%


10. LOANS TO OFFICERS

During the third quarter of fiscal year 2001, three executive officers of the Company received stock options at fair market value in lieu of receiving their cash base compensation, which subsequently resumed in the first quarter of fiscal year 2002. To assist in meeting the cash flow needs of the officers who reduced their compensation, the Company provided lines of credit, collateralized by Company common stock held by such officers. In June 2002, one of the officers retired from the Company, and his line of credit was cancelled. In the second quarter of fiscal year 2003 the Board of Directors cancelled one of the remaining officer's line of credit. At the time of the cancellation the officer did not have any outstanding indebtedness to the Company. As of January 03, 2004, there was one remaining line of credit between the Company and an officer. The maximum aggregate amount available for borrowing under that remaining loan agreement was reduced from $600,000 to $300,000 during 2003. Aggregate borrowings against the lines of credit at December 28, 2002 and January 03, 2004 totaled $300,000 for each period and are due in 2011. These amounts are included in other assets in the non-current assets section of the balance sheet. In accordance with the loan provisions, the interest rate charged on the loans is equal to the Applicable Federal Rate (AFR), as announced by the Internal Revenue Service, for short-term obligations (with annual compounding) in effect for the month in which the advance is made, until fully paid. Pursuant to the Sarbanes-Oxley Act, no further loan agreements or draws against the line may be made by the Company to, or arranged by the Company for its executive officers.


11. LETTER OF CREDIT

In March 2002, the Company entered into a $1.0 million standby letter of credit ("LOC") facility with a financial institution in connection with the CSMG acquisition. The LOC was required as part of the assignment of the leased office space from CSMG to the Company. The Company collateralized the LOC with a $1.0 million cash deposit to the above financial institution. The LOC provides for reductions dates of the amount deposited with the financial institution during the LOC term as follows (amounts in thousands):


                         Reduction Date           Amount
                        -----------------        -------
                        5/15/03 - 5/15/04        $   633
                        5/15/04 - 5/15/05        $   380
                        5/15/05 - 2/28/11        $   273

The Company would be required to perform under the agreement in the event it was to default on balances due and owing the landlord on the leased office space.

This amount is included in "Cash and Cash Equivalents" on the Company's consolidated condensed balance sheet as of January 3, 2004 and December 28, 2002. An obligation has not been recorded in connection with the LOC on the Company's consolidated condensed balance sheet as of January 3, 2004 and December 28, 2002.


12. RELATED PARTY TRANSACTIONS

During fiscal year 2001 a member of the TMNG board of directors was also a director of a customer for which TMNG did business, and the Company also performed services for one customer in which one member of the TMNG board of directors owns an equity interest. Revenues earned from these customers during fiscal year 2001 were approximately $2.3 million. During fiscal year 2002, one member of the TMNG board of directors was also director of a customer with which TMNG did business. Revenues earned from the customer during 2002 totaled approximately $308,000. No receivables were outstanding from the above customers as of December 28, 2002 and January 3, 2004. Such relationships did not exist with the Company during fiscal year 2003.

During fiscal years 2001 and 2002, TMNG made payments of approximately $70,000 and $190,000 to two legal firms of which two members of the TMNG board of directors own partial equity interest. Such payments were for legal services rendered in connection with the Company's equity offerings and for other matters arising in the normal course of business. The costs associated with the equity offerings were classified as a component of additional paid-in capital, and the costs associated with business matters arising in the normal course of business were classified as selling, general and administrative in the consolidated statements of operations and comprehensive income. The Company did not make such payments in fiscal year 2003.

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

The bankruptcy trustee also has sued TMNG for at least $1.85 million for breach of contract, breach of fiduciary duties and negligence. Although assurance cannot be given as to the ultimate outcome of this proceeding, TMNG believes the Company has meritorious defenses to the claims made by the bankruptcy trustee, including particularly the claims for breach of contract, breach of fiduciary duty and negligence, and that the ultimate resolution of this matter will not materially harm the Company's business.

In 2002, the Company received demands aggregating approximately $1.2 million by the bankruptcy trustees of several former clients in connection with collected balances near the customers' respective bankruptcy filing dates. As of January 03, 2004 the remaining demands for such collected balances aggregated $1.1 million. Although the Company does not believe it received any preference payments from these former clients and plans to vigorously defend its position, the Company has established reserves of $854,000, which it believes are adequate in the event of loss or settlement on such claims.

The Company may become involved in various legal and administrative actions arising in the normal course of business. These could include actions brought by taxing authorities challenging the employment status of consultants utilized by the Company. In addition, customer bankruptcies could result in additional claims on collected balances for professional services near the bankruptcy filing date. While the resolution of any such actions, claims, or the matters described above may have an impact on the financial results for the period in which it is resolved, the Company believes that the ultimate disposition of these matters will not have a material adverse effect upon its consolidated results of operations, cash flows or financial position.


14. SUBSEQUENT EVENT

On March 4, 2004, management and the Board of Directors elected to shut down the Company's hardware business. The Company concluded that this segment of the business does not align well with the strategic focus of the Company. Charges related to the shutdown of the hardware business are expected to range between $2.2 million and $2.5 million and relate primarily to goodwill impairment and severance charges. These charges will be reported as a discontinued operation and prior periods will be restated and recorded in the Company's Statement of Operations for the first quarter of fiscal 2004. For business segment reporting purposes (see Footnote 5), the hardware business was classified as "All Other."


15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

In management's opinion, the interim financial data below reflect all adjustments necessary to fairly state the results of the interim periods presented. Adjustments are of a normal recurring nature necessary for a fair presentation of the information for the periods presented. Results of any one or more quarters are not necessarily indicative of annual results or continuing trends.


                                                               (AMOUNTS IN THOUSANDS)
                                                                 2003 QUARTERS ENDED
                                                  --------------------------------------------------------
                                                  March 29,      June 28,     September 27,   January 03,
                                                  --------       --------     -------------   ------------
Revenues ...................................      $  7,406       $  5,020     $    4,691      $    6,359
Cost of Services:
  Direct cost of services...................         3,682          2,724          2,506           3,023
  Equity related charges....................           (20)           (84)            (9)             56
                                                  --------       --------       --------        --------
          Total cost of services............         3,662          2,640          2,497           3,079
                                                  --------       --------       --------        --------
Gross Profit ...............................         3,744          2,380          2,194           3,280
Operating Expenses:
  Selling, general and administrative.......         4,880          5,073          4,255           4,432
  Depreciation and amortization.............           945            869            711             672
  Equity related charges....................            11             (8)             7             132
  Goodwill impairment                                              18,942                            542
                                                  --------       --------       --------        --------
          Total operating expenses..........         5,836         24,876          4,973           5,778
                                                  --------       --------       --------        --------

Loss From Operations........................        (2,092)       (22,496)        (2,779)         (2,498)
Other Income:

  Interest income...........................           177            161            136             150
  Other, net................................           (17)           (15)           (10)             (9)
                                                  --------       --------       --------        --------
          Total other income................           160            146            126             141
                                                  --------       --------       --------        --------
Loss Before Income Tax Benefit                      (1,932)       (22,350)        (2,653)         (2,357)

Income tax (provision) benefit                         701          3,613                        (17,346)
                                                  --------       --------       --------        --------
Net Loss                                            (1,231)       (18,737)        (2,653)        (19,703)

  Foreign currency translation adjustment...           (14)            23             12              42
                                                  --------       --------       --------        --------
Comprehensive Loss ................               $ (1,245)     $ (18,714)    $   (2,641)    $   (19,661)
                                                  ========       ========       ========        ========
Net Loss Per Common Share
  Basic.....................................      $  (0.04)      $  (0.56)      $  (0.08)       $  (0.58)
                                                  ========       ========       ========        ========
  Diluted...................................      $  (0.04)      $  (0.56)      $  (0.08)       $  (0.58)
                                                  ========       ========       ========        ========

Shares Used in Calculation of Net Loss Per
 Common Share
  Basic ....................................        33,347         33,372         33,458         33,972
                                                  ========       ========       ========       ========
  Diluted ..................................        33,347         33,372         33,458         33,972
                                                  ========       ========       ========       ========


For the fourth quarter ended January 3, 2004, the Company's financial results include fourteen weeks compared to the thirteen weeks reported for the fourth quarter ended December 28, 2002. The operating results for fiscal year 2003 report fifty-three weeks of activity compared to the fifty-two weeks of activity reported in fiscal year 2002.

See Footnote 7 "Income Tax" for discussion of fourth quarter deferred tax charge.


                                                               (AMOUNTS IN THOUSANDS)
                                                                 2002 QUARTERS ENDED
                                                  --------------------------------------------------------
                                                  March 30,      June 29,     September 28,   December 28,
                                                  --------       --------     -------------   ------------
Revenues ...................................      $  7,268       $  9,927       $  8,756        $  8,644
Cost of Services:
  Direct cost of services ..................         3,674          4,264          4,372           4,545
  Equity related charges ...................           495            177            110             (61)
                                                  --------       --------       --------        --------
          Total cost of services ...........         4,169          4,441          4,482           4,484
                                                  --------       --------       --------        --------
Gross Profit ...............................         3,099          5,486          4,274           4,160
Operating Expenses:
  Selling, general and administrative ......         5,510          7,507          4,737           5,269
  Depreciation and amortization ............           581            989            739           1,526
  Equity related charges ...................           163            117             32              41
  Goodwill Impairment ......................                                                      25,165
                                                  --------       --------       --------        --------
          Total operating expenses .........         6,254          8,613          5,508          32,001
                                                  --------       --------       --------        --------
Loss From Operations .....................          (3,155)        (3,127)        (1,234)        (27,841)
Other Income:
  Interest income ..........................           310            212            243            231
  Other, net ...............................           (11)            (4)            (8)           (14)
                                                  --------       --------       --------       --------
          Total other income ...............           299            208            235            217
                                                  --------       --------       --------       --------
Loss Before Income Tax Benefit
 And Cumulative Effect of a change
 in Accounting Principle ...................        (2,856)        (2,919)          (999)       (27,624)
Income Tax Benefit .........................         1,191          1,097            351          9,496
                                                  --------       --------       --------       --------
Loss Before Cumulative Effect of a
 Change in Accounting Principle ............        (1,665)        (1,822)          (648)       (18,128)
Cumulative Effect of Change in Accounting

Principle, Net of Tax Benefit of $760 ......        (1,140)
                                                  --------       --------       --------       --------
Net Loss   .................................        (2,805)        (1,822)          (648)       (18,128)
Other Comprehensive Income (Loss)
  Foreign currency translation adjustment ..           (33)            15            108              6
                                                  --------       --------       --------       --------
Comprehensive Loss   .......................      $ (2,838)      $ (1,807)      $   (540)      $(18,122)
                                                  ========       ========       ========       ========
Loss Before Cumulative Effect of
 A Change in Accounting Principle Per
 Common Share
  Basic ....................................      $  (0.05)      $  (0.05)      $  (0.02)      $  (0.54)
                                                  ========       ========       ========       ========
  Diluted ..................................      $  (0.05)      $  (0.05)      $  (0.02)      $  (0.54)
                                                  ========       ========       ========       ========
Cumulative Effect of a Change in Accounting
 Principle Per Common Share
 Basic ....................................       $  (0.04)
                                                  ========
 Diluted ..................................       $  (0.04)
                                                  ========
Net Loss Per Common Share
 Basic ....................................       $  (0.09)      $ (0.05)      $  (0.02)      $  (0.54)
                                                  ========       ========       ========       ========
 Diluted ..................................       $  (0.09)      $ (0.05)      $  (0.02)      $  (0.54)
                                                  ========       ========       ========       ========
Shares Used in Calculation of Net Loss Per
 Common Share
  Basic ....................................        31,032         33,259         33,297         33,329
                                                  ========       ========       ========       ========
  Diluted ..................................        31,032         33,259         33,297         33,329
                                                  ========       ========       ========       ========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this annual report. Based on that review and evaluation, the CEO and CFO have concluded that the Company's current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held in June 2004 (the "Proxy Statement") contains, under the captions "Election of Directors," "Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" the information required by Item 10 of this Form 10-K, which information is incorporated herein by this reference.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Proxy Statement contains under the caption "Ratification of Appointment of Independent Auditors" the information required by Item 14 of this Form 10-K which information is incorporated herein by this reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The  following  documents  are filed as part of this  Annual  Report on Form
10-K:

(1) The response to this portion of Item 15 is set forth in Item 8 of Part II hereof.

(2) Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3) Exhibits

See accompanying Index to Exhibits. The Company will furnish to any stockholder, upon written request, any exhibit listed in the accompanying Index to Exhibits upon payment by such stockholder of the Company's reasonable expenses in furnishing any such exhibit.

(b) Reports on Form 8-K

The Company filed a Form 8-K on February 13, 2004 with the Securities and Exchange Commission in connection with its earnings release dated February 12, 2004.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Overland Park, State of Kansas, on the 31st day of March 2004.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

            SIGNATURE                        TITLE                   DATE
            ---------                        -----                   ----
    /s/ RICHARD P. NESPOLA          Chairman of the Board,      March 31, 2004
-------------------------------      President and Chief
        Richard P. Nespola            Executive Officer
                                    (Principal executive
                                            officer)

    /s/ DONALD E. KLUMB          Chief Financial Officer and    March 31, 2004
-------------------------------       Treasurer (Principal
        Donald E. Klumb               financial officer and
                                      principal accounting
                                            officer)

    /s/ MICKY K. WOO                       Director             March 31, 2004
-------------------------------
        Micky K. Woo

    /s/ GRANT G. BEHRMAN                   Director             March 31, 2004
-------------------------------
        Grant G. Behrman

    /s/ WILLIAM M. MATTHES                 Director             March 31, 2004
-------------------------------
        William M. Matthes

   /s/ Robert J. Currey                    Director             March 31, 2004
-------------------------------
        Robert J. Currey

    /s/ ANDREW LIPMAN                      Director             March 31, 2004
-------------------------------
        Andrew Lipman

    /s/ ROY A. WILKENS                     Director             March 31, 2004
-------------------------------
        Roy A. Wilkens

    /s/ FRANK SISKOWSKI                    Director             March 31, 2004
-------------------------------
        Frank Siskowski


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

10.13* Amended Lease Agreement between Lighton Plaza L.L.C. and the registrant dated December 21, 2000

10.14* Lease between The American Occupational Therapy Association, Inc. and The Weathersby Group, Inc. dated January 18, 1999

10.15* Amended Lease Agreement between The American Occupational Therapy Association, Inc. and TWG Marketing, Inc. dated December 5, 2000

10.16*     2000 Supplemental Stock Plan and form of agreements thereunder

10.17* Lease between HANSON PALMER II ASSOCIATES LIMITED PARTNERSHIP and Tri-Com Computer Services, Inc. dated January 20, 1998

10.18* Amended Lease Agreement between Hanson Palmer II Associated Limited Partnership and Tri-Com Computer Services, Inc. dated April 15, 1999

10.19 Employment Agreement between the registrant and Richard Nespola dated January 5, 2004

10.20 Employment Agreement between the registrant and Donald Klumb dated December 19, 2003

 21.1      List of subsidiaries of TMNG, Inc.

 23.1      Consent of Deloitte & Touche LLP

 24.1      Power of attorney (see page 53)

 31.1      Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act

 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act

 32.1      Certifications furnished pursuant to Section 906 of the Sarbanes
           - Oxley Act


* Previously filed