Form 10-Q
period 2004-04-03
MANAGEMENT NETWORK GROUP INC
filed 2004-05-18
CIK 1094814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                        (x) Quarterly report pursuant to
           Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended April 03, 2004

                                       or

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

As of May 14, 2004 TMNG had outstanding 34,661,541 shares of common stock.

                       THE MANAGEMENT NETWORK GROUP, INC.
                                      INDEX

                                                                           PAGE
                                                                           ----
PART I. FINANCIAL INFORMATION:
  ITEM 1. Consolidated Condensed Financial Statements:

          Consolidated Condensed Balance Sheets (unaudited)- April 03, 2004
             and January 03, 2004  ....................................       3

          Consolidated Condensed Statements of Operations and
            Comprehensive Loss (unaudited) - Thirteen weeks
            ended April 03, 2004 and March 29, 2003 ....................      4

          Consolidated Condensed Statements of Cash Flows
            (unaudited) - Thirteen weeks ended April 03, 2004
            and March 29, 2003 .........................................      6

          Notes to Consolidated Condensed Financial Statements
            (unaudited) ................................................      8

  ITEM 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations ..............     11

  ITEM 3.  Quantitative and Qualitative Disclosures About
            Market Risk ................................................     16

  ITEM 4.  Controls and Procedures .....................................     16

PART II. OTHER INFORMATION

  ITEM 1.  Legal Proceedings ...........................................     16

  ITEM 6.  Exhibits and Reports on Form 8-K ............................     16

  Signatures............................................................     16

  Certifications........................................................     17

  Exhibits..............................................................     17

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                       THE MANAGEMENT NETWORK GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In thousands, except share data)
                                   (unaudited)



                                                                        January 03,           April 03,
                                                                           2004                 2004
                                                                       ------------         -----------
CURRENT ASSETS:
  Cash and cash equivalents ................................            $  52,875             $  51,184
  Receivables:
    Accounts receivable ....................................                5,376                 4,842
    Accounts receivable - unbilled .........................                2,140                 3,469
                                                                        ---------             ---------
                                                                            7,516                 8,311
    Less: Allowance for doubtful accounts ..................                 (652)                 (767)
                                                                        ---------             ---------
                                                                            6,864                 7,544
  Refundable income taxes  .................................                1,557                 1,506
  Prepaid and other assets .................................                  710                 1,086
                                                                        ---------             ---------
            Total current assets ...........................               62,006                61,320
                                                                        ---------             ---------
Property and Equipment (net of accumulated depreciation of
   $2,722 and $2,904 for fiscal year ended January 3, 2004
   and thirteen weeks ended April 3, 2004) .................                1,558                 1,411
Goodwill ...................................................               15,528                13,365
Customer relationships, net                                                   541                   498
Identifiable intangible assets, net ........................                  937                   642
Other assets ...............................................                  402                   416
                                                                        ---------             ---------
Total Assets ...............................................            $  80,972             $  77,652
                                                                        =========             =========
CURRENT LIABILITIES:
  Trade accounts payable ...................................            $     635             $     477
  Accrued payroll, bonuses and related expenses ............                1,251                 1,694
  Other accrued liabilities ................................                1,816                 1,754
  Deferred revenue .........................................                  288                   471
  Unfavorable and capital lease obligations                                   785                   696
                                                                        ---------             ---------
            Total current liabilities ......................                4,775                 5,092

Unfavorable and capital lease obligations ..................                2,828                 2,667

STOCKHOLDERS' EQUITY
  Common Stock: ............................................                   34                    34
    Voting - $.001 par value, 100,000,000 shares
    authorized; 34,371,068 and 34,551,533 issued and
    outstanding on January 03, 2004 and April 03, 2004,
    respectively
  Additional paid-in capital ...............................              157,292               157,677
  Accumulated deficit ......................................              (82,190)              (86,441)
  Accumulated other comprehensive income -
   Foreign currency translation adjustment .................                  176                   161
  Unearned compensation ....................................               (1,943)               (1,538)
                                                                        ---------             ---------
           Total stockholders' equity ......................               73,369                69,893
                                                                        ---------             ---------
Total Liabilities and Stockholders' Equity .................            $  80,972             $  77,652
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



                                                  For the Thirteen Weeks Ended
                                                 ------------------------------
                                                 March 29,            April 03,
                                                   2003                 2004
                                                 ---------            ---------
Revenues ..................................      $  7,240             $  5,779
Cost of Services:
  Direct cost of services .................         3,673                2,913
  Equity related charges (benefit) ........           (20)                  54
                                                 --------             --------
    Total cost of services ................         3,653                2,967
                                                 --------             --------
Gross Profit ..............................         3,587                2,812
Operating Expenses:
  Selling, general and administrative .....         5,071                4,278
  Equity related charges ..................            11                  283
  Intangible asset amortization............           715                  339
                                                 --------             --------
    Total operating expenses ..............         5,797                4,900
                                                 --------             --------
Loss from operations ......................        (2,210)              (2,088)
Other Income:
  Interest income .........................           177                  136
  Other, net ..............................           (17)                  (9)
                                                 --------             --------
    Total other income ....................           160                  127
                                                 --------             --------
Loss from continuing operations before
 income tax (provision) benefit ...........        (2,050)              (1,961)
Income tax (provision) benefit ............           748                  (14)
                                                 --------             --------
Loss from continuing operations............        (1,302)              (1,975)
                                                 --------              -------
Discontinued operations:
 Net income (loss) from discontinued operations
   (net of income tax provision of $47 for the
   thirteen weeks ended March 29, 2003 and including
   charge for impairment of goodwill of $2,163 for
   the thirteen weeks ended April 3, 2004)             71               (2,276)
                                                 --------             --------
Net loss                                           (1,231)              (4,251)
Other comprehensive item -
  Foreign currency translation
    adjustment ............................           (14)                 (15)
                                                 --------             --------
Comprehensive loss ........................      $ (1,245)            $ (4,236)
                                                 ========             ========
Loss from continuing operations
  per common share
   Basic and Diluted                             $  (0.04)            $  (0.06)
                                                 ========             ========
Loss from discontinued operations
  per common share
   Basic and Diluted                                                 $  (0.06)
                                                 ========             ========
Loss per common share
  Basic and Diluted                             $   (0.04)            $  (0.12)
                                                 ========             ========
Shares used in calculation of loss
 from continuing operations, loss from
 discontinued operations, and net loss
 per common share
  Basic and Diluted .....................          33,347               34,503
                                                 ========             ========


On March 4, 2004, management and the Board of Directors elected to shut down the hardware segment of the Company. The quarter ended March 29, 2003 has been restated to report the income from discontinued operations, net of tax. For a further discussion see Item 1, "Notes to Consolidated Condensed Financial Statements, Note 3 "Discontinued Operations."



See notes to consolidated condensed financial statements.

                       THE MANAGEMENT NETWORK GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)



                                                                      For the Thirteen Weeks Ended
                                                                     ------------------------------
                                                                      March 29,           April 03,
                                                                       2003                  2004
                                                                     ----------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .....................................                     $ (1,231)            $ (4,251)
  Deduct:
     Income(loss)from discontinued operations                              71               (2,276)
                                                                     --------             --------
  Loss from continuing operations                                      (1,302)              (1,975)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
     Depreciation and amortization ......................                 945                  521
     Equity related charges (benefit) ...................                  (9)                 337
     Income tax charge recognized upon exercise
        of stock options ................................                 (13)
     Deferred income taxes ..............................                  56
     Other changes in operating assets and
      liabilities:
          Accounts receivable ...........................               1,475                  649
          Accounts receivable - unbilled ................                 309               (1,329)
          Refundable income taxes .......................                (841)                  51
          Prepaid and other assets ......................                 367                 (390)
          Trade accounts payable ........................                (350)                (158)
          Deferred revenue ..............................                 170                  183
          Accrued liabilities ...........................                (145)                 231
                                                                     --------             --------
             Net cash provided by (used in) continuing
             operations  ................................                 662               (1,880)

             Net cash provided by (used in) discontinued
             operations .................................                  71                 (113)
                                                                     --------             --------
             Net cash provided by (used in) operating
             Activities .................................                 733               (1,993)
                                                                     --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment .................                 (10)                 (35)
                                                                     --------             --------
             Net cash used in investing
             activities .................................                 (10)                 (35)
                                                                     --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments made on long-term obligations ................                (122)                (100)
  Proceeds from exercise of options .....................                  12                  453
                                                                     --------             --------
             Net cash provided by (used in) financing
             activities .................................                (110)                 353
                                                                     --------             --------
Effect of exchange rate on cash and cash
 equivalents ............................................                 (14)                 (15)
                                                                     --------             --------


Net increase (decrease) in cash and cash equivalents ....                 599               (1,691)
Cash and cash equivalents, beginning of period ..........              53,786               52,875
                                                                     --------             --------
Cash and cash equivalents, end of period ................            $ 54,385             $ 51,184
                                                                     ========             ========
Supplemental disclosure of cash flow information:

Cash paid during period for interest ....................            $     17             $      9
                                                                     ========             ========
Cash paid during period for taxes .......................            $     98             $     14
                                                                     ========             ========



See notes to consolidated condensed financial statements.

                       THE MANAGEMENT NETWORK GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Basis of Reporting

The accompanying consolidated condensed financial statements of The Management Network Group, Inc. (the "Company") as of April 03, 2004, and for the thirteen weeks ended April 03, 2004 and March 29, 2003, are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the Company's consolidated condensed financial position, results of operations, and cash flows as of these dates and for the periods presented. The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Consequently, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements nor those normally made in the Company's annual report on Form 10-K. Accordingly, reference should be made to the Company's annual report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies.

Stock Based Compensation

During the thirteen weeks ended April 3, 2004, the Company recognized approximately $337,000 in compensation expense related primarily to the issuance of restricted stock grants made to key management personnel. The grants were made in the fourth quarter of fiscal 2003 and the compensation cost associated with such grants is being amortized by charges to operations on a graded vesting schedule over a period of two years from the date of grant. During the first quarter of fiscal 2004, the Company granted options to purchase 75,000 shares of the Company's common stock at a weighted average exercise price of $3.90. At the date of grant, the exercise price of the option awards equaled the market price of the Company's common stock. During the thirteen weeks ended March 29, 2003, the Company granted approximately 510,000 stock options to employees at a weighted average exercise price of $1.42. At the date of grant, the exercise price of the option awards equaled the market price of the Company's common stock.

The Company utilizes an intrinsic value methodology in accounting for stock based compensation for employees and certain non-employee directors in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related Interpretations, and accounts for stock-based compensation for non-employees utilizing a fair value methodology in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure." If compensation cost for the Company's APB 25 grants and the employee stock purchase plan had been determined under SFAS No. 123, based upon the fair value at the grant date, consistent with the Black-Scholes option pricing methodology, the Company's net loss for the thirteen weeks ended March 29, 2003 and April 03, 2004 would have increased by approximately $0.7 million and $0.9 million, respectively. For purposes of pro forma disclosures required under the provisions of SFAS No. 123, as amended by SFAS No. 148, the estimated fair value of options is amortized to pro forma expense over the options' vesting period. The following table contains pro forma information for the thirteen weeks ended March 29, 2003 and April 03, 2004 (in thousands, except per share amounts):

                                                      THIRTEEN WEEKS ENDED
                                              ----------------------------------
                                               MARCH 29, 2003     APRIL 03, 2004
                                              ---------------     --------------
Net loss, as reported:                             $(1,231)           $(4,251)
  Add: Stock based employee compensation
   expense (benefit) included in reported net
   income (loss), net of related tax effects            (5)               337
Deduct: Total stock-based compensation
   (expense) benefit determined under fair
   value based method for all awards, net of
   related tax effects                                (731)            (1,250)
                                                ------------      ------------
Pro forma net loss                                 $(1,967)           $(5,164)
                                                ============      ============

Loss per share
  Basic and diluted, as reported                   $ (0.04)           $ (0.12)
                                                ============      ============
  Basic and diluted, pro forma                     $ (0.06)           $ (0.15)
                                                ============      ============
2. Loss Per Share

The Company calculates and presents loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. In accordance with the provisions of SFAS No. 128 "Earnings Per Share", the Company has not included the effect of common stock options in the calculation of diluted loss per share for the thirteen weeks ended March 29, 2003 and April 03, 2004 as the Company reported a loss from continuing operations for both periods and the effect would have been antidilutive. The weighted average shares of common stock outstanding for basic and diluted loss per share for the thirteen weeks ended March 29, 2003 and April 03, 2004 were 33,347,000 and 34,503,000, respectively. Had the Company reported net income for the thirteen weeks ended March 29, 2003 and April 03, 2004, the treasury method of calculating common stock equivalents would have resulted in approximately 110,000 and 1,719,000 additional diluted shares, respectively.

3.Discontinued Operations

During the first quarter of fiscal year 2004, management and the Board of Directors elected to shut down the hardware segment of the Company. The Company concluded that this segment of the business did not align well with the strategic focus of the Company. Charges related to the shutdown of the hardware business were $2.2 million and relate primarily to goodwill impairment and severance charges. These charges are reported as a component of discontinued operations. The hardware segment's results of operations have been classified as discontinued operations and prior periods have been restated. For business segment reporting purposes, the hardware segment was previously recorded as the "All Other" segment.

Net sales and income (loss) from discontinued operations are as follows (amounts in thousands):




                                         FOR THE THIRTEEN WEEKS ENDED
     ----------------------------------------------------------------------
                                   MARCH 29, 2003        APRIL 03, 2004
                                   --------------        --------------
     Net sales                         $   166              $     11
     Goodwill impairment
     and severance charge                                   $ (2,213)
     Operating income (loss)           $   118                   (63)
     Income tax provision                   47
                                       -------              --------
     Income (loss) from
       discontinued operations         $    71              $ (2,276)
                                       =======              ========

4. Business Segments

In accordance with the criteria in SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information," the Company historically concluded it had five operating segments, of which four were aggregated in one reportable segment, the Management Consulting Services segment, and the remaining segment in All Other. Management Consulting Services includes business strategy and planning, marketing and customer relationship management, operating system support, revenue assurance, corporate investment services, networks, and business model transformation. All Other consisted of computer hardware commissions and rebates received in connection with the procurement of hardware for third parties. Effective with the shut down of the All Other segment in March 2004, the Company has only one reportable segment, and therefore summarized financial information concerning the Management Consulting segment is not included. For summarized financial information regarding the All Other segment, see Note 3 "Discontinued Operations."

In accordance with the provisions of SFAS No 131, revenues earned in the United States and internationally based on the location where the services are performed are shown in the following table (amounts in thousands):


                                       FOR THE THIRTEEN WEEKS ENDED
                                   ------------------------------------
                                   MARCH 29, 2003        APRIL 03, 2004
                                   --------------        --------------
     United States                     $ 6,956               $  4,414
     International:
      Ireland                               32
      Great Britain                                               203
      The Netherlands                      229                    218
      Canada
      Belize                                23                     84
      Portugal                                                    860
                                       -------                -------
      Total                            $ 7,240                $ 5,779
                                       =======                =======
5.   Goodwill

Effective at the start of fiscal year 2002, the Company adopted the provisions of SFAS No. 142 "Accounting for Goodwill and Intangible Assets". In accordance with provisions of the Statement, goodwill has not been amortized in fiscal years 2004 and 2003. The Statement requires an annual evaluation at the reporting unit level of the fair value of goodwill and compares the calculated fair value of the reporting unit to its book value to determine whether impairment has been deemed to occur. Any impairment charge would be based on the most recent estimates of the recoverability of the recorded goodwill and intangibles balances. If the remaining book value assigned to goodwill and other intangible assets acquired in an acquisition is higher than the amounts the Company currently would expect to realize based on updated financial and cash flow projections from the reporting unit, there is a requirement to write down these assets. During the first quarter of fiscal year 2004, the Company recorded a $2.2 million goodwill impairment loss related to the shutdown of the hardware segment and has reflected this amount in the Statement of Operations and Comprehensive Loss as a component of discontinued operations. The changes in the carrying amount of goodwill as of April 03, 2004 are as follows (amounts in thousands):



                                               Management Consulting      All Other
                                                     Segment               Segment              Total
                                               ---------------------      ---------            -------

Balance as of December 28, 2002                      $ 29,145            $   2,163           $  31,308
Impairment loss                                       (15,780)                                 (15,780)
                                                     --------             --------             -------
Balance as of January 03, 2004                         13,365                2,163              15,528
Impairment loss                                                             (2,163)             (2,163)
                                                     ---------            --------             -------
Balance as of April 03, 2004                         $ 13,365             $      0             $13,365
                                                      ========            ========             =======


6. Customer Relationships and Other Identifiable Intangible Assets

Included in the Company's consolidated balance sheet as of the end of the latest fiscal year, January 03, 2004, and the end of the first quarter, April 03, 2004, are the following identifiable intangible assets (amounts in thousands):



                              January 03, 2004                April 03, 2004
                           ------------------------     ------------------------
                                      Accumulated                   Accumulated
                           Cost       Amortization        Cost      Amortization
                          -------     ------------      -------     ------------
Customer relationships    $ 3,086       $(2,545)        $ 3,086       $(2,588)
Employment agreements       3,200        (2,292)          3,200        (2,558)
Tradename                     350          (321)            350          (350)
Covenant not to compete       203          (203)            203          (203)
                          -------       -------         -------       -------
Total                     $ 6,839       $(5,361)        $ 6,839       $(5,699)
                          =======       =======         =======       =======


Intangible amortization expense for the thirteen weeks ended March 29, 2003 and April 03, 2004 was $715,000 and $339,000, respectively. Intangible amortization expense is estimated to be approximately $1.0 million in fiscal year 2004, $0.3 million in fiscal year 2005, and $0.2 million in fiscal year 2006.

7.    Income Taxes

In the first quarter of fiscal year 2004, the Company generated an income tax benefit of $817,000. The Company recorded a valuation allowance against this income tax benefit in accordance with the provisions of SFAS No. 109 "Accounting for Income Taxes" which requires an estimation of the recoverability of the recorded income tax asset balances. In addition, the Company reported an income tax provision of $14,000 for the first quarter of fiscal year 2004 related to state income tax expense. For the comparable period in the first quarter of fiscal 2003, the Company record a net income tax benefit of $701,000, of which an income tax benefit of $748,000 was allocated to loss from continuing operations, and an income tax provision of $47,000 was allocated to income from discontinued operations. As of April 3, 2004 the Company had recorded $24.8 million of valuation allowances in connection with its deferred tax assets.

8. Loans to Officers

As of April 03, 2004, there was one outstanding line of credit between the Company and an officer. The maximum aggregate amount available for borrowing under that loan agreement is $300,000. An aggregate borrowing against the line of credit at March 29, 2003 and April 03, 2004 totaled $300,000 for each period and is due in 2011. These amounts are included in other assets in the non-current assets section of the balance sheet. In accordance with the loan provisions, the interest rate charged on the loans is equal to the Applicable Federal Rate (AFR), as announced by the Internal Revenue Service, for short-term obligations (with annual compounding) in effect for the month in which the advance is made, until fully paid. Pursuant to the Sarbanes-Oxley Act, no further loan agreements or draws against the line may be made by the Company to, or arranged by the Company for its executive officers.

9. Significant Customer Contracts

On December 10, 1999, the Company entered into a consulting services agreement with a significant customer under which the customer committed to $22 million of consulting fees over a three-year period commencing January 1, 2000. During fiscal year 2002 the agreement was extended for two additional years beyond the original term of the agreement, in exchange for an expanded preferred contractor relationship and immediate commitment to a significant consulting arrangement. The agreement provides for minimum annual usage requirements in connection with consulting services performed under the agreement, and as of January 3, 2004 a shortfall in minimum annual usage requirements of consulting services under the agreement was deemed to have occurred. The shortfall was not remedied by the customer during the first quarter of 2004, resulting in the customer's default on the contract.

On March 4, 2004, TMNG filed suit against the customer for breach of the consulting agreement, seeking damages of approximately $5.7 million against the customer. The customer responded to the suit on March 26, 2004 with its answer and two counterclaims, neither of which seeks money damages at this time. The customer has requested a declaration that TMNG first breached the agreement and that the customer is therefore not liable for any damages. Additionally, during the first quarter of fiscal 2004 the customer informed the Company of its decision to cancel the consulting agreement. The Company does not believe the counterclaims asserted by the customer to be meritorious, and plans to vigorously pursue enforcement of the contract and to obtain payment of the consideration under the contract.

10. Contingencies

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

The bankruptcy trustee has also sued TMNG for at least $1.85 million for breach of contract, breach of fiduciary duties and negligence. Although assurance cannot be given as to the ultimate outcome of this proceeding, TMNG believes the Company has meritorious defenses to the claims made by the bankruptcy trustee, including particularly the claims for breach of contract, breach of fiduciary duty and negligence, and that the ultimate resolution of this matter will not materially harm the Company business.

The Company has received demands aggregating approximately $1.2 million by the bankruptcy trustees of several former clients in connection with collected balances near the customers' respective bankruptcy filing dates. As of April 03, 2004 the remaining demands for such collected balances aggregated $1.1 million. Although the Company does not believe it received any preference payments from these former clients and plans to vigorously defend its position, the Company has established reserves of $854,000, which it believes are adequate in the event of loss or settlement on such claims.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this quarterly report contains forward-looking statements. Certain risks and uncertainties could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business - Risk Factors" in the Company's annual report on Form 10-K for the fiscal year ended January 03, 2004. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date of this report. We undertake no obligation to revise, or publicly release the results of any revision to, these forward-looking statements. Readers should carefully review the risk factors described in our annual report and in other documents that we file from time to time with the Securities and Exchange Commission.

The following should be read in connection with Management's Discussion and Analysis of Financial Condition and Results of Operations as presented in the Company's annual report on Form 10-K for the fiscal year ended January 03, 2004.

EXECUTIVE FINANCIAL OVERVIEW

As previously discussed in the Company's 2003 annual report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2004, the communications industry is experiencing a significant economic downturn that began in fiscal year 2001. TMNG is a consultancy to the industry, and as a result has experienced a significant reduction in consulting business since that year. The Company has experienced significant revenue declines and net losses from 2001 to 2004.

During fiscal year 2003, as a result of a combination of operating losses, the resignation of certain key personnel and revised and reduced financial projections, the Company recorded goodwill and intangible impairment losses $19.5 million for select reporting units and recorded valuation reserves of $24.0 million against deferred income tax assets. During the first quarter of 2004, management and the Board of Directors elected to shutdown the hardware segment of the Company, resulting in a goodwill impairment charge of $2.2 million. The Company also recorded additional valuation reserves of $0.8 million against deferred income tax assets, which offset income tax benefits, generated on operating losses for the quarter.

The Company has implemented many programs to size the business with its lower revenue base. Such steps include staff reductions and other selling, general and administrative cost cutting measures to maintain appropriate pricing and utilization metrics, which are critical to a management consultancy. Although revenues decreased approximately 20.2% for the thirteen weeks ended April 3, 2004 as compared to the thirteen weeks ended March 29, 2003, management responded through effective cost management initiatives by reducing direct cost of service by a comparable 20.7% and selling, general and administrative expenses by 15.6% for the comparable period, reflecting such cost reduction measures. Such cost reductions also enabled the Company to minimize cash used in operations, although in the first quarter of fiscal year 2004 cash used in continuing operations was $1.9 million compared with cash provided from operations of $0.7 million in first quarter of fiscal year 2003. The Company also is focusing its marketing efforts on large and sustainable clients to maintain a portfolio of business that is high credit quality and thus reduce bad debt risks.

OPERATIONAL OVERVIEW

Revenues typically consist of consulting fees for professional services and related expense reimbursements. A significant percentage of the Company's consulting services are contracted on a time and materials basis, a time and materials basis not to exceed contract price, or a fixed cost basis. Contract revenues on contracts with a not to exceed contract price or a fixed cost price are recorded under the percentage of completion method, utilizing estimates of project completion under both of these types of contracts. Larger fixed price contracts have recently begun to represent a more significant component of the Company's revenue mix.

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

Cost of services consists primarily of client-related compensation for consultants who are employees and amortization of equity related non-cash charges incurred in connection with restricted stock granted to key management personnel and restricted stock awards primarily to consultants, as well as fees paid to independent contractor organizations and related expense reimbursements. Employee compensation includes certain unbillable time, training, vacation time, benefits and payroll taxes. Margins are primarily impacted by the type of consulting services provided, the size of service contracts and negotiated volume discounts, changes in TMNG pricing policies and those of competitors, utilization rates of consultants and independent subject matter experts; and employee and independent contractor organization costs associated with a competitive labor market.

Operating expenses include selling, general and administrative, equity related charges, and intangible asset amortization. Sales and marketing expenses consist primarily of personnel salaries, bonuses, and related costs for direct client sales efforts and marketing staff. The Company primarily uses a relationship sales model in which partners, principals and senior consultants generate revenues. In addition, sales and marketing expenses include costs associated with marketing collateral, product development, trade shows and advertising. General and administrative expenses consist mainly of accounting and recruiting personnel costs, insurance, rent, and outside professional services incurred in the normal course of business. The equity related charges consist of non-cash amortization charges incurred in connection with restricted stock granted to key management personnel. Intangible asset amortization relates to amortization of identifiable intangible assets

CRITICAL ACCOUNTING POLICIES

While the selection and application of any accounting policy may involve some level of subjective judgments and estimates, the Company believes the following accounting policies are the most critical to the Company's consolidated financial statements, potentially involve the most subjective judgments in their selection and application, and are the most susceptible to uncertainties and changing conditions:

- Allowance for Doubtful Accounts;

- Fair Value Accounting of Acquired Businesses;

- Impairment of Goodwill and Long-Lived Intangible Assets;

- Revenue Recognition; and

- Deferred Income Tax Assets.

Allowances for Doubtful Accounts - Substantially all of the Company's receivables are owed by companies in the communications industry. The Company typically bills customers for services after all or portions of the services have been performed and requires customers to pay within 30 days. The Company attempts to control credit risk by being diligent in credit approvals, limiting the amount of credit extended to customers and monitoring customers' payment record and credit status as work is being performed for them.

The Company recorded bad debt expense in the amount of $108,000 and $200,000 for the first quarter of fiscal years 2004 and 2003, respectively, and the Company's allowance for doubtful accounts totaled $767,000 and $652,000 at April 3, 2004 and January 3, 2004, respectively. The calculation of these amounts is based on judgment about the anticipated default rate on receivables owed as of the end of the reporting period. That judgment was based on uncollected account experience in prior years and the ongoing evaluation of the credit status of the Company's customers and the communications industry in general.

The Company has endeavored to mitigate credit risk by concentrating its marketing efforts on the largest and most stable companies in the communications industry and by tightly controlling the amount of credit provided to customers. If the Company is unsuccessful in these efforts, or if more of the Company's customers file for bankruptcy or experience financial difficulties, it is possible that the allowance for doubtful accounts will be insufficient and the Company will have a greater bad debt loss than the amount reserved, which would adversely affect cash flow and financial performance.

Fair Value of Acquired Businesses - TMNG has acquired three professional service organizations over the last four years. A significant component of the value of these acquired businesses has been allocated to intangible assets. The Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Accounting for Business Combinations", which requires acquired businesses to be recorded at fair value by the acquiring entity. SFAS No. 141 also requires that intangible assets that meet the legal or separable criterion be separately recognized on the financial statements at their fair value, and provides guidance on the types of intangible assets subject to recognition. Determining the fair value for these specifically identified intangible assets involves significant professional judgment, estimates and projections related to the valuation to be applied to intangible assets like customer lists, employment agreements and trade names. Specifically, the FASB issued EITF No. 02-17 "Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination" in 2002 which provided an expanded definition of how to value customer relationships and includes not only the current backlog of an acquired entity, but also the expectations of future revenues resulting from current customer relationships. In accordance with the provisions of EITF No. 02-17, management has made estimates and assumptions regarding projected future revenues resulting from the customer relationships acquired in TMNG's acquisitions. The subjective nature of management's assumptions adds an increased risk associated with estimates surrounding the projected performance of the acquired entity. Additionally, as the Company amortizes the intangible assets over time, the purchase accounting allocation directly impacts the amortization expense we record on our financial statements.

Impairment of Goodwill and Long-lived Intangible Assets - Goodwill and other long-lived intangible assets arising from the Company's acquisitions, as discussed above, are subjected to periodic review for impairment. SFAS No. 142 "Accounting for Goodwill and Intangible Assets" requires an annual evaluation at the reporting unit level of the fair value of goodwill and compares the calculated fair value of the reporting unit to its book value to determine whether an impairment has been deemed to occur. Any impairment charge would be based on the most recent estimates of the recoverability of the recorded goodwill and intangibles balances. If the remaining book value assigned to goodwill and other intangible assets acquired in an acquisition is higher than the amounts the Company currently would expect to realize based on updated financial and cash flow projections from the reporting unit, there is a requirement to write down these assets. Effective March 4, 2004, management and the Board of Directors elected to shut down the Company's hardware business. The Company concluded that this segment of the business did not align well with the strategic focus of the Company. The Company incurred goodwill impairment charges of $2.2 million related to the shutdown of the hardware business in accordance with the provisions of SFAS No. 142.

Revenue Recognition - Historically, most of TMNG's consulting practice contracts have been on a time and material basis, in which customers are billed for time and materials expended in performing their contracts. The Company has recognized revenue from those types of customer contracts in the period in which our services are performed. TMNG has many types of contracts, including time and materials contracts, time and materials with cap, fixed fee contracts, and managed services or outsourcing contracts. Managed services or outsourcing contracts typically have longer contract terms than consulting contracts. The typical length of the Company's outsourcing contracts is two to five years.

The Company recognizes revenues on time and material with cap and fixed fee contracts using the percentage of completion method. Percentage of completion accounting involves calculating the percentage of service provided during the reporting period compared with the total estimated services to be provided over the duration of the contract. For all contracts, estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. Such revisions may result in increase or decrease to revenues and income and are reflected in the financial statements in the periods in which they are first identified.

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

Deferred Income Tax Assets - The Company has generated substantial deferred income tax assets primarily from the accelerated financial statement write-off of goodwill, the charge to compensation expense taken related to stock options and net operating loss carry forwards. For the Company to realize the income tax benefit of these assets, it must generate sufficient taxable income in future periods when such deductions are allowed for income tax purposes. In assessing whether a valuation allowance is needed in connection with the Company's deferred income tax assets, management has evaluated the ability of the Company to carry back tax losses to prior years that reported taxable income, and the ability of the Company to generate sufficient taxable income in future periods to utilize the benefit of the deferred income tax assets. Such projections of future taxable income require significant subjective judgments and estimates by the Company. As of April 03, 2004, valuation allowances in the amount of $24.8 million were recorded in connection with the deferred income tax assets. Management continues to evaluate the recoverability of the recorded deferred income tax asset balances. In the event the Company continues to report net operating losses for financial reporting, no tax benefit would be recognized for those losses.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED APRIL 03, 2004 COMPARED TO THIRTEEN WEEKS ENDED MARCH 29, 2003


                                    REVENUES

Revenues decreased 20.2% to $5.8 million for the first quarter of fiscal year 2004 from $7.2 million for the first quarter of fiscal year 2003. The decrease in revenues was primarily associated with the decline in utilization of management consulting services by communication service providers and continuing adverse conditions in the communication and technology industry, which correlates with significant layoffs of management personnel by such clients. As discussed above in the "Operational Overview", client relationships and the development of such relationships is key to the Company's revenue producing opportunities. These client relationships are developed with specific sponsors in customer organizations, and the departure of these personnel therefore can negatively impact revenue opportunities, potentially resulting in downsized, deferred, or in some cases the cancellation of customer engagements. In addition, there has been continued deferral of key management consulting pipeline opportunities and an increase in managed services outsourcing by clients, which partially displaces what were historically management consulting opportunities for TMNG. During the first quarter of fiscal year 2004, the Company provided services on 75 customer projects, compared to 84 projects performed in the first quarter of fiscal year 2003. Average revenue per project was $77,000 in the first quarter of fiscal year 2004 compared to $86,000 in the first quarter of fiscal year 2003. International revenue base increased to 23.6% of the Company's revenues for the first quarter of fiscal year 2004, from 3.9% for the first quarter of fiscal year 2003, due primarily to a significant increase in project activity with large global carriers primarily in Western Europe in the wireline and wireless practice combined with a decrease in the
Company's domestic revenue base. Revenues recognized by the Company in connection with fixed price engagements totaled $1.1 million and $1.8 million for the first quarters of fiscal years 2004 and 2003, respectively, representing 18.7% of total revenue during the first quarter of fiscal year 2004, and 25.0% of first quarter fiscal year 2003 total revenue. Effective March 4, 2004, management and the Board of Directors elected to shut down all hardware business (previously reported as the separate business segment "All Other"). Operating results of the hardware segment for the first quarter of fiscal years 2004 and 2003 have been included as a component of discontinued operations in the Consolidated Condensed Statements of Operations and Comprehensive Loss contained herein.

                                COSTS OF SERVICES

Direct costs of services decreased 20.7% to $2.9 million for the first quarter of fiscal year 2004 compared to $3.7 million for the first quarter of fiscal 2003. The decrease was attributable primarily to fewer consulting engagements. As a percentage of revenues, the Company's gross margin based on direct cost of services was 49.6% for the first quarter of fiscal year 2004 compared to 49.3% for the first quarter of fiscal year 2003.

                               OPERATING EXPENSES

In total, operating expenses decreased by 15.5% to $4.9 million for the first quarter of fiscal year 2004, from $5.8 million for the first quarter of fiscal year 2003. Operating expenses include selling, general and administrative costs, equity related charges, and intangible asset amortization. Selling, general and administrative expenses for the first quarter of fiscal 2004 were $4.3 million, compared to $5.1 million for the first quarter of 2003. A reduction of selling and administrative personnel to properly size the business to the lower revenue volumes represented $0.4 million of the above decrease, and was part of management's cost-reduction efforts. The remaining decrease in selling, general and administrative expenses as compared to the first quarter of fiscal 2003 related to a decrease in rent and other operating costs. Management continues to examine cost-reduction measures to enhance the Company's profitability and manage operating expenses to better align them with the size of the Company.

Intangible asset amortization was $0.3 million and $0.7 million for the thirteen weeks ended April 3, 2004 and March 29, 2003, respectively. The decrease in amortization expense was due to intangible asset impairments recorded in fiscal year 2003 that had the effect of lowering the recorded intangible asset balance subject to amortization in fiscal year 2004. Such impairments totaled $3.7 million in fiscal year 2003.

Non-cash stock based compensation charges were $283,000 in the first quarter of fiscal year 2004 compared to $11,000 for the first quarter of fiscal year 2003. The $283,000 non-cash stock based compensation charges for the first quarter of fiscal year 2004 relate to the Company's granting of restricted stock to select executives and key employees during the fourth quarter of fiscal year 2003. The non-cash stock based compensation charges for the first quarter of fiscal year 2003 related to pre-initial offering grants of stock options, which were fully amortized during fiscal year 2003.

                            OTHER INCOME AND EXPENSES

Interest income was $136,000 and $177,000 for the first quarter of fiscal years 2004 and 2003, respectively, and represented interest earned on invested balances. Interest income decreased during the first quarter of fiscal year 2004 due to lower interest rate returns from fiscal year 2003 to fiscal year 2004. The Company invests in short-term, high-grade investment instruments as part of our overall investment policy.

                                  INCOME TAXES

In the first quarter of fiscal year 2004, the Company fully reserved its income tax benefit generated by its pre-tax losses in accordance with the provisions of SFAS No. 109 "Accounting for Income Taxes" which requires an estimation of the recoverability of the recorded income tax asset balances. The Company also reported an income tax provision of $14,000 for the first quarter of fiscal year 2004 related to state tax income tax expense. In the first quarter of fiscal year 2003, the Company recognized a net income tax benefit of $701,000, of which an income tax benefit of $748,000 was allocated to loss from continuing operations, and an income tax provision of $47,000 was allocated to income from discontinued operations. The Company generally records an income tax benefit at a blended rate of 40.2% for Federal and state income tax purposes. The primary reason for the variance between the effective and statutory income tax rates in 2003 relates to a portion of the reported intangible asset amortization not deductible for Federal income tax purposes.

                            DISCONTINUED OPERATIONS

On March 4, 2004, management and the Board of Directors elected to shut down the Company's hardware business. The Company concluded that this segment of the business does not align well with the strategic focus of the Company. Charges related to the shutdown of the hardware business were $2.2 million and relate primarily to goodwill impairment and severance charges. In addition losses generated in the first quarter of 2004 from operations by the discontinued segment were $63,000. These charges are reported within discontinued operations. The prior period has been restated to separately report the income generated by the discontinued segment, on a net of tax basis, resulting in income of $71,000 for the first quarter of fiscal year 2003. For business segment reporting purposes, the hardware segment was previously recorded as the "All Other" segment.

                         LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $2.0 million for the first quarter of fiscal year 2004, compared to net cash provided by operating activities of $0.7 million for the first quarter of fiscal year 2003. The Company incurred negative cash flow from its operating activities for the first quarter of fiscal year 2004 primarily due to operating losses. The Company generated positive cash flow from its operating activities in the first quarter of fiscal year 2003 primarily due to the reduction in accounts receivable balances reflecting more focused billing and collection activities, partially offset by an operating loss.

Net cash used in investing activities was $35,000 and $10,000 for the first quarter of fiscal year 2004 and fiscal year 2003, respectively. Cash used in investing activities in the first quarter of fiscal year 2004 related to capitalization of office equipment, software and computer equipment by the Company. Cash used in investing activities in the first quarter of fiscal year 2003 related to capitalization of software and computer equipment by the Company.

Net cash provided by financing activities was $353,000 in the first quarter of fiscal year 2004, and related to proceeds received from the exercise of employee stock options, partially offset by payments made by the Company on the current portion of its capital lease obligations and outstanding debt. Net cash used in financing activities was $110,000 in the first quarter of fiscal year 2003, and related to payments made by the Company on the current portion of its capital lease obligations and outstanding debt, partially offset by proceeds received from the exercise of employee stock options.

As of April 03, 2004, the Company has the following contractual obligations and commercial commitments by year (amounts in millions):



                                                                Later
                                                                Years
                                                               Through
                     2004    2005     2006     2007     2008     2011     Total
                     ----    ----     ----     ----     ----   -------    -----
Capital leases       $0.2    $0.2                                         $ 0.4
Operating leases     $1.4    $1.6     $1.5     $1.6     $1.6     $3.8     $11.5
                     ----    ----     ----     ----     ----     ----     -----
Total                $1.6    $1.8     $1.5     $1.6     $1.6     $3.8     $11.9
                     ====    ====     ====     ====     ====     ====     =====


At April 03, 2004, TMNG had approximately $51.2 million in cash and cash equivalents. TMNG believes it has sufficient cash to meet anticipated cash requirements, including anticipated capital expenditures, consideration for possible acquisitions, and any continuing operating losses, for at least the next 12 months. The Company has established a flexible model that provides a lower fixed cost structure than most consulting firms, enabling TMNG to scale operating cost structures more quickly based on market conditions. Although the Company is well positioned because of its cash reserves to weather continuing adverse conditions in the communications industry for a period of time, if the industry and demand for consulting services do not rebound in the foreseeable future and we continue to experience negative cash flow, we could experience liquidity challenges.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not invest excess funds in derivative financial instruments or other market rate sensitive instruments for the purpose of managing its foreign currency exchange rate risk. The Company invests excess funds in short-term investments, the yield of which is exposed to interest rate market risk.

Although the Company does not presently have material exposure to market related risk, if the Company transacts increased levels of business with international customers, foreign currency exchange risk may become material given U.S. dollar to foreign curency rate changes for projects denominated in the local currency of foreign clients.

ITEM 4. CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO and CFO have concluded that the Company's current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, the Company took no corrective measures.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

TMNG has not been subject to any material new litigation or claims against the Company since the time of TMNG's 10-K filing, on March 31, 2004. For a summary of litigation in which TMNG is currently involved, refer to TMNG's 10-K, as filed with the Securities and Exchange Commission on March 31, 2004 and Notes 9 and 10 of the Condensed Consolidated financial statements included elsewhere in this report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     Exhibit 31. Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 32. Certifications Furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

     The Company filed a Form 8-K on May 7, 2004 with the Securities and Exchange Commission in connection with its earnings release dated May 6, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



         SIGNATURE                        TITLE                        DATE
         ---------                        -----                        ----
/s/ RICHARD P. NESPOLA          Chairman, President and Chief       May 18, 2004
-----------------------------   Executive Officer
Richard P. Nespola              (Principal executive officer)


/s/ DONALD E. KLUMB             Chief Financial Officer and         May 18, 2004
-----------------------------   Treasurer
Donald E. Klumb                 (Principal financial officer
                                and principal accounting
                                officer)