Form 10-Q
period 2004-07-03
MANAGEMENT NETWORK GROUP INC
filed 2004-08-16
CIK 1094814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                        (x) Quarterly report pursuant to
           Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended July 03, 2004

                                       or

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


             7300 COLLEGE BLVD., SUITE 302, OVERLAND PARK, KS 66210
               (Address of principal executive offices) (Zip Code)

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

As of August 9, 2004 TMNG had outstanding 34,626,541 shares of common stock.

                       THE MANAGEMENT NETWORK GROUP, INC.
                                      INDEX


                                                                            PAGE
PART I. FINANCIAL INFORMATION:
         ITEM 1. Consolidated Condensed Financial Statements:

                 Consolidated Condensed Balance Sheets - July
                   03, 2004 (unaudited) and January 03, 2004 ..............   3

                 Consolidated Condensed Statements of Operations and
                   Comprehensive Loss (unaudited) - Thirteen Weeks
                   and Twenty-six Weeks Ended July 03, 2004 and
                   June 28, 2003 ..........................................   4

                 Consolidated Condensed Statements of Cash Flows
                   (unaudited) - Twenty-six Weeks ended July 03,
                   2004 and June 28, 2003 .................................   5

                 Notes to Consolidated Condensed Financial
                 Statements ...............................................   7

         ITEM 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations ......................  11

         ITEM 3. Quantitative and Qualitative Disclosures about
                 Market Risk ..............................................  16

         ITEM 4. Controls and Procedures ..................................  16

PART II. OTHER INFORMATION

         ITEM 1. Legal Proceedings ........................................  16

         ITEM 4. Submission of Matters to a Vote of Securities Holders ....  16

         ITEM 6. Exhibits and Reports on Form 8-K .........................  17

         Signatures .......................................................  17

         Certifications ...................................................  17

         Exhibits .........................................................  17

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                       THE MANAGEMENT NETWORK GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In thousands, except share data)
                                   (unaudited)



                                                                       January 03,            July 03,
                                                                           2004                 2004
                                                                       ------------         ------------
CURRENT ASSETS:
  Cash and cash equivalents ................................            $  52,875             $  49,466
  Receivables:
    Accounts receivable ....................................                5,376                 5,770
    Accounts receivable - unbilled .........................                2,140                 2,269
                                                                       ------------         ------------
                                                                            7,516                 8,039
    Less: Allowance for doubtful accounts ..................                 (652)                 (200)
                                                                       ------------         ------------
                                                                            6,864                 7,839
  Refundable income taxes ..................................                1,557                 1,314
  Prepaid and other assets .................................                  710                   810

                                                                       ------------         ------------
            Total current assets ...........................               62,006                59,429
                                                                       ------------         ------------
Property and equipment (net of accumulated depreciation of
   $2,722 and $3,071 for fiscal year ended January 3, 2004
   and twenty-six weeks ended July 3, 2004) ................                1,558                 1,278
Goodwill      ..............................................               15,528                13,365
Customer relationships, net ................................                  541                   455
Identifiable intangible assets, net ........................                  937                   467
Other assets ...............................................                  402                   431
                                                                       ------------         ------------
Total Assets ...............................................            $  80,972             $  75,425
                                                                       ============         ============
CURRENT LIABILITIES:
  Trade accounts payable ...................................            $     635             $     771
  Accrued payroll, bonuses and related expenses ............                1,251                 1,507
  Other accrued liabilities ................................                1,816                 1,580
  Deferred revenue .........................................                  288                   186
  Unfavorable and capital lease obligations ................                  785                   647
                                                                       ------------         ------------
            Total current liabilities ......................                4,775                 4,691

Unfavorable and capital lease obligations ..................                2,828                 2,526

STOCKHOLDERS' EQUITY
  Common Stock: ............................................                   34                    35
    Voting - $.001 par value, 100,000,000 shares authorized;
    34,371,068 and 34,626,541 issued and outstanding on
    January 03, 2004 and July 3, 2004, respectively .......
  Additional paid-in capital ...............................              157,292               157,704
  Accumulated deficit ......................................              (82,190)              (88,558)
  Accumulated other comprehensive income -
   Foreign currency translation adjustment .................                  176                   172
  Unearned compensation ....................................               (1,943)               (1,145)
                                                                       ------------         ------------
           Total stockholders' equity ......................               73,369                68,208
                                                                       ------------         ------------
Total Liabilities and Stockholders' Equity .................            $  80,972             $  75,425
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

                       THE MANAGEMENT NETWORK GROUP, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND
                               COMPREHENSIVE LOSS
                      (In thousands, except per share data)
                                   (unaudited)


                                                          For the thirteen                 For the twenty-six
                                                             weeks ended                       weeks ended
                                                 --------------------------------     -------------------------------
                                                 June 28, 2003      July 03, 2004     June 28, 2003     July 03, 2004
                                                 -------------      -------------     -------------     -------------
Revenues                                            $  4,963          $  5,184          $ 12,203          $ 10,963
Cost of services:
  Direct cost of services ....................         2,724             2,739             6,397             5,652
  Equity related charges (benefit) ...........           (84)               52              (104)              106
                                                    --------          --------          --------          --------
    Total cost of services ...................         2,640             2,791             6,293             5,758
                                                    --------          --------          --------          --------
Gross Profit                                           2,323             2,393             5,910             5,205
Operating Expenses:
  Selling, general and administrative ........         5,255             4,179            10,327             8,458
  Goodwill and intangible asset impairment            18,942                              18,942
  Intangible asset amortization ..............           644               218             1,359               556
  Equity related charges (benefit) ...........            (8)              232                 3               515
                                                    --------          --------          --------          --------
    Total operating expenses .................        24,833             4,629            30,631             9,529
                                                    --------          --------          --------          --------
Loss from operations .........................       (22,510)           (2,236)          (24,721)           (4,324)
Other Income:
  Interest income ............................           161               145               338               281
  Other, net..................................           (15)               (6)              (32)              (15)
                                                    --------          --------          --------          --------
    Total other income .......................           146               139               306               266
                                                    --------          --------          --------          --------
Loss from continuing operations before
 income tax (provision) benefit ..............       (22,364)           (2,097)          (24,415)           (4,058)
Income tax (provision) benefit ...............         3,619               (20)            4,367               (34)
                                                    --------          --------          --------          --------
Loss from continuing operations ..............       (18,745)           (2,117)          (20,048)           (4,092)

Discontinued operations:
 Net income (loss) from discontinued operations
   (net of income tax provision of $6 and $53
   for the thirteen weeks and twenty-six weeks
   ended June 28, 2003, respectively, and
   including charge for impairment of goodwill
   of $2,163 for twenty-six weeks ended
   July 3, 2004)                                           8                                  79            (2,276)
                                                    --------          --------          --------          --------
Net loss .....................................       (18,737)           (2,117)          (19,969)           (6,368)

Other comprehensive item -
  Foreign currency translation adjustment ....            23                11                 9                (5)
                                                    --------          --------          --------          --------
Comprehensive loss ...........................      $(18,714)        $  (2,106)        $ (19,960)        $  (6,373)
                                                    ========          ========          ========          ========
Loss from continuing operations
  per common share
  Basic and diluted ..........................      $ (0.56)         $  (0.06)         $  (0.60)         $  (0.12)
                                                    ========          ========          ========          ========

Loss from discontinued operations
 per common share
  Basic and diluted  .........................                                                           $  (0.06)
                                                    ========          ========          ========          ========

Loss per common share
  Basic and diluted ..........................      $  (0.56)        $  (0.06)         $  (0.60)         $  (0.18)
                                                    ========          ========          ========          ========

Shares used in calculation of loss
 From continuing operations, loss from
 Discontinued operations, and net loss
 per common share
  Basic and diluted ..........................        33,372            34,625            33,359            34,564
                                                    ========          ========          ========          ========


On March 4, 2004, management and the Board of Directors elected to shut down the hardware segment of the Company. The thirteen weeks and twenty-six weeks ended June 28, 2003 have been restated to report the income from discontinued operations, net of tax. For a further discussion see Item 1, "Notes to Consolidated Condensed Financial Statements," Note 3, "Discontinued Operations."

See notes to consolidated condensed financial statements.

                       THE MANAGEMENT NETWORK GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)




                                                                     For the Twenty-six Weeks Ended
                                                                     ------------------------------
                                                                       June 28,          July 03,
                                                                        2003               2004
                                                                     ----------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .....................................                     $(19,969)           $ (6,368)
  Adjust for:
     (Income)loss from discontinued operations                            (79)              2,276
                                                                     --------            --------
  Loss from continuing operations                                     (20,048)             (4,092)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
     Goodwill and intangible assets impairment...........              18,942
     Depreciation and amortization ......................               1,814                 911
     Equity related charges (benefit) ...................                (101)                621
     Loss on retirement of assets .......................                                       2
     Income tax charge recognized upon exercise
        of stock options ................................                (256)
     Deferred income taxes ..............................              (1,808)
     Other changes in operating assets and
      liabilities:
          Accounts receivable ...........................               2,970                (847)
          Accounts receivable - unbilled ................                 545                (129)
          Refundable income taxes .......................              (2,787)                243
          Prepaid and other assets ......................                 606                (129)
          Trade accounts payable ........................                (749)                137
          Deferred revenue ..............................                (100)               (102)
          Accrued liabilities ...........................                (381)                 21
                                                                     --------            --------
             Net cash used in continuing operations .....              (1,353)             (3,364)

             Net cash provided by (used in) discontinued
             operations .................................                  79                (113)
                                                                     --------            --------
             Net cash used in operating activities ......              (1,274)             (3,477)
                                                                     --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment, net ............                 (68)                (77)
                                                                     --------            --------
             Net cash used in investing
              activities ................................                 (68)                (77)
                                                                     --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments made on long-term obligations ................                (212)               (440)
  Proceeds from exercise of options .....................                  33                 541
  Issuance of common stock, net of expense...............                  38                  49
                                                                     --------            --------
             Net cash provided by (used in) financing
               activities ...............................                (141)                150
                                                                     --------            --------
Effect of exchange rate on cash and cash
 equivalents ............................................                   9                  (5)
                                                                     --------            --------


Net decrease in cash and cash equivalents ...............              (1,474)             (3,409)
Cash and cash equivalents, beginning of period ..........              53,786              52,875
                                                                     --------            --------
Cash and cash equivalents, end of period ................            $ 52,312            $ 49,466
                                                                     ========            ========
Supplemental disclosure of cash flow information:

Cash paid during period for interest ....................            $     32            $     15
                                                                     ========            ========
Cash paid during period for taxes .......................            $    485            $     34
                                                                     ========            ========


See notes to consolidated condensed financial statements.

                       THE MANAGEMENT NETWORK GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1. BASIS OF REPORTING

The accompanying consolidated condensed financial statements of The Management Network Group, Inc. (the "Company") as of July 03, 2004, and for the thirteen and twenty-six weeks ended July 03, 2004 and June 28, 2003, are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the Company's consolidated condensed financial position, results of operations, and cash flows as of these dates and for the periods presented. The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Consequently, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements nor those normally made in the Company's annual report on Form 10-K. Accordingly, reference should be made to the Company's annual report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies.

STOCK BASED COMPENSATION

During the thirteen weeks ended July 03, 2004, the Company recognized $284,000 in compensation expense related primarily to the issuance of restricted stock grants made to key management personnel. The grants were made in the fourth quarter of fiscal 2003 and the compensation cost associated with such grants is being amortized by charges to operations on a graded vesting schedule over a period of two years from the date of grant. During the thirteen weeks ended July 03, 2004, the Company granted options to purchase 98,000 shares of the Company's common stock at a weighted average exercise price of $2.85. At the date of grant, the exercise price of the option awards equaled the market price of the Company's common stock. During the thirteen weeks ended June 28, 2003, the Company granted 5,500 stock options to employees and 75,000 stock options to independent members of the Company's Board of Directors at a weighted average exercise price of $1.50. The grants of stock options to independent board members were made in connection with the appointment by the Board of Directors of Frank M. Siskowski and Robert J. Currey to fill vacancies on the Board during 2003. During the thirteen weeks ended June 28, 2003 the Company recorded a net credit to compensation expense of $92,000, attributable primarily to the forfeiture of unvested stock options by employees, partially offset by the recognition of compensation expense on pre-initial public offering grants of stock options.

During the twenty-six weeks ended July 03, 2004, the Company granted 173,000 stock options to employees at a weighted average exercise price of $3.31. During the same period, the Company recognized $621,000 in compensation expense related primarily to the issuance of restricted stock made to key management personnel. During the twenty-six weeks ended June 28, 2003, the Company granted 515,500 stock options to employees and 75,000 stock options to independent members of the Company's Board of Directors at a weighted average exercise price of $1.43. During the same period, the Company recorded a net credit to compensation expense of $101,000, attributable primarily to the forfeiture of unvested stock options by employees, partially offset by the recognition of compensation expense on pre-initial public offering grants of stock options.

The Company utilizes an intrinsic value methodology in accounting for stock based compensation for employees and certain non-employee directors in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related Interpretations, and accounts for stock-based compensation for non-employees utilizing a fair value methodology in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure." If compensation cost for the Company's APB 25 grants and the employee stock purchase plan had been determined under SFAS No. 123, based upon the fair value at the grant date, consistent with the Black-Scholes option pricing methodology, the Company's net loss for the thirteen weeks ended June 28, 2003 and July 03, 2004, would have decreased by approximately $1.6 million and increased by $0.9 million, respectively, and the Company's net loss for the twenty-six weeks ended June 28, 2003 and July 03, 2004, would have decreased by approximately $825,000 and increased by approximately $1.8 million, respectively.

For purposes of pro forma disclosures required under the provisions of SFAS No. 123, as amended by SFAS No. 148, the estimated fair value of options is amortized to pro forma expense over the options' vesting period. The following table contains pro forma information for the thirteen and twenty-six weeks ended June 28, 2003, and July 03, 2004 (in thousands, except per share amounts):


                                                FOR THE THIRTEEN WEEKS ENDED       FOR THE TWENTY-SIX WEEKS ENDED
                                                 ----------------------------      ------------------------------
                                                   JUNE 28,         JULY 03,           JUNE 28,        JULY 03,
                                                    2003              2004               2003           2004
                                                 -----------      -----------         ----------      ---------

Net loss, as reported:                           $    (18,737)    $     (2,117)      $   (19,969)     $   (6,368)
  Add: Stock-based employee
   compensation expense (benefit) included in
   reported net loss, net of related tax effects          (92)             284               (97)            621
  Deduct: Total stock-based compensation
  (expense) benefit determined under fair value
  based method for all awards, net of related
  tax effects                                           1,651           (1,135)              921          (2,385)
                                                 ------------     ------------        ----------      ----------
Pro forma net loss                               $    (17,178)    $     (2,968)       $  (19,145)     $   (8,132)
                                                 ============     ============        ==========      ==========
Loss per share
  Basic and diluted, as reported                 $      (0.56)    $      (0.06)       $    (0.60)     $    (0.18)
                                                 ============     ============        ==========      ==========
  Basic and diluted, pro forma                   $      (0.51)    $      (0.09)       $    (0.57)     $    (0.24)
                                                 ============     ============        ==========      ==========

2. LOSS PER SHARE

The Company calculates and presents loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. In accordance with the provisions of SFAS No. 128 "Earnings Per Share", the Company has not included the effect of common stock options in the calculation of diluted loss per share for the thirteen and twenty-six weeks ended June 28, 2003 and July 03, 2004, as the Company reported a loss from continuing operations for all periods and the effect would have been antidilutive. The weighted average shares of common stock outstanding for basic and diluted loss per share for the thirteen weeks ended June 28, 2003 and July 03, 2004, were 33,372,000 and 34,625,000, respectively. The weighted average shares of common stock outstanding for basic and diluted loss per share for the twenty-six weeks ended June 28, 2003, and July 03, 2004, were 33,359,000 and 34,564,000, respectively. Had the Company reported net income for the thirteen weeks ended June 28, 2003 and July 03, 2004, the treasury method of calculating common stock equivalents would have resulted in approximately 177,000 and 1,139,217 additional diluted shares, respectively. Had the Company reported net income for the twenty-six weeks ended June 28, 2003, and July 03, 2004, the treasury method of calculating common stock equivalents would have resulted in approximately 142,000 and 841,064 additional diluted shares, respectively.

3.DISCONTINUED OPERATIONS

During the thirteen weeks ended April 03, 2004, management and the Board of Directors elected to shutdown the hardware segment of the Company. The Company concluded that this segment of the business did not align well with the strategic focus of the Company. Charges related to the shutdown of the hardware business were $2.2 million and relate primarily to goodwill impairment and severance charges. These charges are reported as a component of discontinued operations. The hardware segment's results of operations have been classified as discontinued operations and prior periods have been restated. For business segment reporting purposes, the hardware segment was previously recorded as the "All Other" segment.

Revenue and income (loss) from discontinued operations are as follows (amounts in thousands):



                          FOR THE THIRTEEN WEEKS ENDED        FOR TWENTY-SIX WEEKS ENDED
                          ----------------------------         -------------------------
                            JUNE 28,         JULY 03,         JUNE 28,        JULY 03,
                               2003             2004             2003            2004
                            ---------        --------          -------        --------
Revenue                       $    57                         $    223        $     13

Goodwill impairment
 and severance charge                                                         $ (2,213)
Operating income (loss)       $    14                         $    132             (63)
Income tax provision                6                               53
                              -------        --------          -------        --------
Income (loss) from
  discontinued operations     $     8                         $     79        $ (2,276)
                              =======        ========         ========        ========



4. BUSINESS SEGMENTS

In accordance with the criteria in SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information," the Company historically concluded it had five operating segments, of which four were aggregated in one reportable segment, the Management Consulting Services segment, and the remaining segment in All Other. Management Consulting Services includes business strategy and planning, marketing and customer relationship management, billing system support, operating system support, revenue assurance, corporate investment services and network management. All Other consisted of computer hardware commissions and rebates received in connection with the procurement of hardware for third parties. Effective with the shut down of the All Other segment in March 2004, the Company has only one reportable segment, and therefore summarized financial information concerning the Management Consulting segment is not included. For summarized financial information regarding the All Other segment, see Note 3 "Discontinued Operations."

In accordance with the provisions of SFAS No 131, revenues earned in the United States and internationally based on the location where the services are performed are shown in the following table (amounts in thousands):



                                           FOR THE THIRTEEN WEEKS ENDED       FOR THE TWENTY-SIX WEEKS ENDED
                                          -------------------------------    --------------------------------
                                          JUNE 28, 2003     JULY 03, 2004    JUNE 28, 2003      JULY 03, 2004
                                          -------------     -------------    -------------      -------------
United States                               $ 4,441             $ 4,164          $11,318            $ 8,578
International:
 The Netherlands                                303                 183              532                401
 Canada                                         101                 113              101                113
 Belize                                         118                  89              141                173
 Portugal                                                           264                               1,124
 Great Britain                                                      346                                 549
 Other                                                               25              111                 25
                                            -------             -------          -------            -------
 Total                                      $ 4,963             $ 5,184          $12,203            $10,963
                                            =======             =======          =======            =======


5. GOODWILL

In accordance with provisions of SFAS 142 "Accounting for Goodwill and Intangible Assets," goodwill has not been amortized in fiscal years 2003 and 2004. The Statement requires an annual evaluation at the reporting unit level of the fair value of goodwill and compares the calculated fair value of the reporting unit to its book value to determine whether impairment has been deemed to occur. Any impairment charge would be based on the most recent estimates of the recoverability of the recorded goodwill and intangibles balances. If the remaining book value assigned to goodwill and other intangible assets acquired in an acquisition is higher than the amounts the Company currently would expect to realize based on updated financial and cash flow projections from the reporting unit, there is a requirement to write down these assets. During the thirteen weeks ended April 03, 2004, the Company recorded a $2.2 million goodwill impairment loss related to the shutdown of the hardware segment and has reflected this amount in the Statement of Operations and Comprehensive Loss as a component of discontinued operations. During the thirteen weeks ended June 28, 2003, the Company performed an interim test to determine whether an impairment of goodwill had occurred at the reporting unit level. The Company performed the interim test due to the significantly lower operating results of one of the Company's reporting units, compared to the projected financial results that were utilized in determining the reporting unit's fair value in the annual goodwill impairment test performed in 2002. Additionally, during the thirteen weeks ended June 28, 2003 two executives of companies acquired by TMNG tendered their resignations to the Company, which also had the effect of lowering the financial projections of one of the entities. Based on an analysis of projected future cash flows and utilizing the assistance of an outside valuation firm, the Company determined that the carrying value of goodwill acquired in the CSMG acquisition exceeded its fair market value and recorded an impairment loss related to the Management Consulting Segment of approximately $15.8 million. The goodwill impairment loss has been reflected as a component of Loss from Operations in the Statement of Operations and Comprehensive Loss. The changes in the carrying amount of goodwill are as follows (amounts in thousands):


                                               Management Consulting      All Other
                                                     Segment               Segment              Total
                                               ---------------------      ---------            -------

Balance as of December 28, 2002                      $ 29,145            $   2,163           $  31,308
Impairment loss                                       (15,780)                                 (15,780)
                                                     --------             --------             -------
Balance as of January 03, 2004                         13,365                2,163              15,528
Impairment loss                                                             (2,163)             (2,163)
                                                     ---------            --------             -------
Balance as of July 03, 2004                          $ 13,365                                  $13,365
                                                     =========            ========             =======



6. CUSTOMER RELATIONSHIPS AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

Included in the Company's consolidated balance sheet as of the end of the latest fiscal year, January 03, 2004, and the end of the twenty-six weeks ended July 03, 2004, are the following identifiable intangible assets (amounts in thousands):


                              January 03, 2004                July 03, 2004
                           ------------------------      ------------------------
                                      Accumulated                   Accumulated
                           Cost       Amortization        Cost      Amortization
                          -------     ------------      -------     ------------
Customer relationships    $ 3,086       $(2,545)        $ 3,086       $(2,631)
Employment agreements       3,200        (2,292)          3,200        (2,733)
Tradename                     350          (321)            350          (350)
Covenant not to compete       203          (203)            203          (203)
                          -------       -------         -------       -------
Total                     $ 6,839       $(5,361)        $ 6,839       $(5,917)
                          =======       =======         =======       =======


In connection with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" the Company, using its best estimates based on reasonable and supportable assumptions and projections, reviews for impairment long-lived assets and certain identifiable intangibles to be held and used whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable. During the thirteen weeks ended June 28, 2003, management identified certain events, including the significant decrease in revenue from customers whose relationships were valued in purchase accounting for the CSMG acquisition. The Company performed an impairment test, and determined that the carrying value of customer relationships exceeded its fair market value and recorded an impairment loss related to the Management Consulting Segment of approximately $3.1 million. Fair value was based on an analysis of projected future cash flows. The impairment loss has been reflected as a component of Loss from Operations in the Statement of Operations and Comprehensive Loss.

Intangible amortization expense for the thirteen weeks ended June 28, 2003 and July 03, 2004 was $644,000 and $218,000, respectively. Intangible amortization expense for the twenty-six weeks ended June 28, 2003 and July 03, 2004 was $1,359,000 and $556,000, respectively. Intangible amortization expense is estimated to be approximately $1.0 million in fiscal year 2004, $0.3 million in fiscal year 2005, and $0.2 million in fiscal year 2006.

7. INCOME TAXES

In the thirteen weeks and twenty-six weeks ended July 03, 2004, the Company generated an income tax benefit of $906,000 and $1.7 million, respectively. The Company recorded a valuation allowance against this income tax benefit in accordance with the provisions of SFAS No. 109 "Accounting for Income Taxes" which requires an estimation of the recoverability of the recorded income tax asset balances. In addition, the Company reported an income tax provision of $20,000 and $34,000 for the thirteen weeks ended July 03, 2004 and twenty-six weeks ended July 03, 2004 related to state income tax expense. For the comparable period in the thirteen weeks and twenty-six weeks ended June 28, 2003, the Company generated an income tax benefit of $8.8 million and $9.5 million, respectively. The Company recorded a valuation allowance of $5.2 million against this income tax benefit. The majority of the valuation allowance relates to impairment losses of goodwill and other intangible assets that were initially recorded in connection with the Company's acquisitions and net operating losses. As of July 3, 2004 the Company has fully reserved its deferred income tax assets with a cumulative valuation allowance of $25.7 million.

8. LOANS TO OFFICERS

As of July 03, 2004, there was one outstanding line of credit between the Company and an officer. The maximum aggregate amount available for borrowing under that loan agreement is $300,000. An aggregate borrowing against the line of credit at June 28, 2003 and July 03, 2004 totaled $300,000 for each period and is due in 2011. These amounts are included in other assets in the non-current assets section of the balance sheet. In accordance with the loan provisions, the interest rate charged on the loans is equal to the Applicable Federal Rate (AFR), as announced by the Internal Revenue Service, for short-term obligations (with annual compounding) in effect for the month in which the advance is made, until fully paid. Pursuant to the Sarbanes-Oxley Act, no further loan agreements or draws against the line may be made by the Company to, or arranged by the Company for its executive officers

9. SIGNIFICANT CUSTOMER CONTRACTS

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

As of July 3, 2004 the Company has outstanding demands aggregating approximately $1.1 million by the bankruptcy trustees of several former clients in connection with collected balances near the customers' respective bankruptcy filing dates. Although the Company does not believe it received any preference payments from these former clients and plans to vigorously defend its position, the Company has established reserves of $854,000, which it believes are adequate in the event of loss or settlement on such claims.

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

EXECUTIVE FINANCIAL OVERVIEW

As previously discussed in the Company's 2003 annual report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2004, the communications industry has experienced a significant economic downturn that began in fiscal year 2001 and continues to go through significant changes resulting from a combination of competitive, regulatory and technology factors, with growth occurring primarily in wireless and internet protocol (IP) services. TMNG is a consultancy to the industry, and as a result has experienced a significant reduction in consulting business since 2001. However, the Company is migrating the focus of its service offerings to position itself in this new economic environment.

During fiscal year 2003, as a result of a combination of operating losses, the resignation of certain key personnel and revised and reduced financial projections, the Company recorded goodwill and intangible asset impairment losses of $19.5 million for select reporting units and recorded valuation reserves of $24.0 million against deferred income tax assets. During the thirteen weeks ended April 03, 2004, management and the Board of Directors elected to shutdown the hardware segment of the Company, resulting in a goodwill impairment charge of $2.2 million. During the twenty-six weeks ended July 03, 2004, the Company also recorded additional valuation reserves of $1.7 million against deferred income tax assets, which offset income tax benefits generated on operating losses for the twenty-six week period.

The Company has implemented many programs to size the business with its lower revenue base. Such steps include staff reductions and other selling, general and administrative cost cutting measures to maintain appropriate gross margin, pricing and utilization metrics, which are critical to a management consultancy. The Company reduced selling, general and administrative expense during the thirteen weeks ended July 03, 2004 by 20% from the comparable thirteen weeks ended June 28, 2003. Such cost reductions also enabled the Company to minimize cash used in operations, however because valuation allowances were provided on all income tax benefits generated in the twenty-six weeks ended July 03, 2004 cash used in continuing operations was $3.4 million compared with cash used in operations of $1.4 million in the twenty-six weeks ended June 28, 2003. The Company also is focusing its marketing efforts on large and sustainable clients to maintain a portfolio of business that is high credit quality and thus reduce bad debt risks.

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

The Company recorded bad debt expense in the amount of $353,000 and $214,000 for the twenty-six weeks ended June 28, 2003 and July 03, 2004, respectively, and the Company's allowance for doubtful accounts totaled $652,000 and $200,000 at the end of January 03, 2004 and July 03, 2004, respectively. The calculation of these amounts is based on judgment about the anticipated default rate on receivables owed as of the end of the reporting period. That judgment was based on uncollected account experience in prior years and the ongoing evaluation of the credit status of the Company's customers and the communications industry in general.

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

Impairment of Goodwill and Long-lived Intangible Assets - Goodwill and other long-lived intangible assets arising from the Company's acquisitions, as discussed above, are subjected to periodic review for impairment. SFAS No. 142 "Accounting for Goodwill and Intangible Assets" requires an annual evaluation at the reporting unit level of the fair value of goodwill and compares the calculated fair value of the reporting unit to its book value to determine whether an impairment has been deemed to occur. Any impairment charge would be based on the most recent estimates of the recoverability of the recorded goodwill and intangibles balances. If the remaining book value assigned to goodwill and other intangible assets acquired in an acquisition is higher than the amounts the Company currently would expect to realize based on updated financial and cash flow projections from the reporting unit, there is a requirement to write down these assets. Effective March 4, 2004, management and the Board of Directors elected to shut down the Company's hardware business. The Company concluded that this segment of the business did not align well with the strategic focus of the Company. The Company incurred goodwill impairment charges of $2.2 million in the first quarter of fiscal year 2004, related to the shutdown of the hardware business in accordance with the provisions of SFAS No.
142. In the thirteen weeks ended June 28, 2003, the Company recorded a goodwill impairment loss and intangible asset impairment loss in the amount of $15.8 million and $3.1 million, respectively. The impairment losses have been reflected as a component of Loss from Operations in the Statement of Operations and Comprehensive Loss.

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

The Company recognizes revenues on time and material with cap and fixed fee contracts using the percentage of completion method. Percentage of completion accounting involves calculating the percentage of service provided during the reporting period compared with the total estimated services to be provided over the duration of the contract. For all contracts, estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revisions as the contract progresses. Such revisions may result in increase or decrease to revenues and income and are reflected in the financial statements in the periods in which they are first identified.

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

Deferred Income Tax Assets - The Company has generated substantial deferred income tax assets primarily from the accelerated financial statement write-off of goodwill, the charge to compensation expense taken related to stock options and net operating loss carry forwards. For the Company to realize the income tax benefit of these assets, it must generate sufficient taxable income in future periods when such deductions are allowed for income tax purposes. In assessing whether a valuation allowance is needed in connection with the Company's deferred income tax assets, management has evaluated the ability of the Company to carry back tax losses to prior years that reported taxable income, and the ability of the Company to generate sufficient taxable income in future periods to utilize the benefit of the deferred income tax assets. Such projections of future taxable income require significant subjective judgments and estimates by the Company. As of July 03, 2004, cumulative valuation allowances in the amount of $25.7 million were recorded in connection with the deferred income tax assets. Management continues to evaluate the recoverability of the recorded deferred income tax asset balances. In the event the Company continues to report net operating losses for financial reporting, no tax benefit would be recognized for those losses.

RESULTS OF OPERATIONS

THIRTEEN  WEEKS  ENDED JULY 03, 2004  COMPARED TO THIRTEEN  WEEKS ENDED JUNE 28,
2003

                                    REVENUES

Revenues increased 4.5% to $5.2 million for the thirteen weeks ended July 03, 2004 from $5.0 million for the thirteen weeks ended June 28, 2003. During the thirteen weeks ended July 03, 2004, the Company provided services on 88 customer projects, compared to 63 projects performed in the thirteen weeks ended June 28, 2003. Average revenue per project was $59,000 in the thirteen weeks ended July 03, 2004 compared to $79,000 in the thirteen weeks ended June 28, 2003. Our international revenue base increased to 19.7% of our revenues in the thirteen weeks ended July 03, 2004, from 10.4% in the thirteen weeks ended June 28, 2003, due primarily to a significant increase in project activity with large global carriers primarily in Western Europe, both wireline and wireless. Revenues recognized by the Company in connection with fixed price engagements totaled $0.9 million and $1.1 million for the thirteen weeks ended July 03, 2004 and June 28, 2003, respectively, representing 22.1% of total revenue during the thirteen weeks ended July 03, 2004, and 16.6% of total revenue during the thirteen weeks ended July 28, 2003. Effective March 4, 2004, management and the Board of Directors elected to shutdown all hardware business (previously reported as the separate business segment "All Other"). Operating results of the hardware segment for the thirteen weeks and twenty-six weeks ended June 28, 2003, and July 03, 2004, have been included as a component of discontinued operations in the Consolidated Condensed Statements of Operations and Comprehensive Loss contained herein.

                                COSTS OF SERVICES

Direct costs of services remained constant at $2.7 million for the thirteen weeks ended July 03, 2004 and June 28, 2003. As a percentage of revenues, our gross margin based on direct cost of service was 47.2% for the thirteen weeks ended July 03, 2004, compared to 45.1% for the thirteen weeks ended June 28, 2003. The increase in gross margin was primarily attributable to the impact of higher margin on our consulting engagements.

Non-cash stock based compensation charges were $52,000 for the thirteen weeks ended July 03, 2004, compared to benefits of $84,000 for the thirteen weeks ended June 28, 2003. Non-cash stock based compensation charges in the thirteen weeks ended July 03, 2004, relate to the Company's granting of restricted stock to select executives and key employees during the fourth quarter of fiscal year 2003, which are being amortized on a graded vesting schedule over a period of two years from the date of grant. The non-cash stock based compensation benefits for the thirteen weeks ended June 28, 2003, was primarily attributable to the cancellation and forfeiture of unvested stock options by employees.

                               OPERATING EXPENSES

In total, operating expenses decreased to $4.6 million for the thirteen weeks ended July 03, 2004, or 81.4% from $24.8 million for the thirteen weeks ended June 28, 2003. Operating expenses include selling, general and administrative costs, equity related charges, goodwill and intangible asset impairment, and intangible asset amortization. The major component of the $20.2 million decrease in operating expenses was an $18.9 million charge in the thirteen weeks ended June 28, 2003 for goodwill and intangible asset impairment related to one of our acquired entities. Selling, general and administrative expenses for the thirteen weeks ended July 03, 2004 were $4.2 million compared to $5.3 million for the thirteen weeks ended June 28, 2003. The primary decrease was attributable to management's efforts to re-size the business to the lower revenue volumes. Management continues to examine cost-reduction measures to enhance the Company's profitability and manage operating expense to better align them with the size of the Company.

Intangible asset amortization was $0.2 million and $0.6 million for the thirteen weeks ended July 03, 2004 and June 28, 2003, respectively. The decrease in amortization expense was due to intangible asset impairments recorded in fiscal year 2003 that had the effect of lowering the recorded intangible asset balance subject to amortization in fiscal year 2004. Such impairments totaled $3.7 million in fiscal year 2003.

Non-cash stock based compensation charges were $232,000 in the thirteen weeks ended July 03, 2004. The $232,000 non-cash stock based compensation charges for the thirteen weeks ended July 03, 2004 relate to the Company's granting of restricted stock to select executives and key employees during the fourth quarter of fiscal year 2003, which are being amortized on a graded vesting schedule over a period of two years from the date of grant.

                            OTHER INCOME AND EXPENSES

Interest income was $145,000 and $161,000 for the thirteen weeks ended July 03, 2004 and June 28, 2003, respectively, and represented interest earned on invested balances. Interest income decreased during the thirteen weeks ended July 03, 2004 due to lower invested balances resulting from a reduction in cash reserves and lower interest rate returns from fiscal year 2003 to fiscal year 2004. The Company invests in short-term, high-grade investment instruments as part of our overall investment policy.

                                  INCOME TAXES

In the thirteen weeks ended July 03, 2004, the Company fully reserved its income tax benefit generated by its pre-tax losses of $2.1 million in accordance with the provisions of SFAS No. 109 "Accounting for Income Taxes" which requires an estimation of the recoverability of the recorded income tax asset balances. The Company also reported an income tax provision of $20,000 for the thirteen weeks ended July 03, 2004 related to state income tax expense. In the thirteen weeks ended June 28, 2003, the Company recognized a net income tax benefit of $3.6 million, net of a valuation allowance of $5.2 million. The majority of the valuation allowance relates to impairment losses of goodwill and other intangible assets that were initially recorded in connection with the Company's acquisitions.

TWENTY-SIX WEEKS ENDED JULY 03, 2004 COMPARED TO TWENTY-SIX WEEKS ENDED JUNE 28, 2003

                                    REVENUES

Revenues decreased 10.2% to $11.0 million for the twenty-six weeks ended July 03, 2004, from $12.2 million for the twenty-six weeks ended June 28, 2003. The decrease in revenues was primarily associated with the decline in utilization of management consulting services by many communication service providers. In addition, there has been continued deferral of key management consulting pipeline opportunities and an increase in managed services outsourcing by clients, which partially displaces what were historically management consulting opportunities for TMNG. During the twenty-six weeks ended July 03, 2004, the Company provided services on 110 customer projects, compared to 111 projects performed in the twenty-six weeks ended June 28, 2003. Average revenue per project was $100,000 during the twenty-six weeks ended July 03, 2004 compared to $110,000 in the twenty-six weeks ended June 28, 2003. International revenue base increased to 21.8% of the Company's revenues for the twenty-six weeks ended July 03, 2004, from 7.3% for the twenty-six weeks ended June 28, 2003, due primarily to a significant increase in project activity with large global carriers primarily in Western Europe, both wireline and wireless. Revenues recognized by the Company in connection with fixed price engagements totaled $3.9 million and $2.8 million for the twenty-six weeks ended July 03, 2004 and June 28, 2003, respectively, representing 36% of total revenue during the twenty-six weeks ended July 03, 2004 and 23% of twenty-six weeks ended June 28, 2003 total revenue. Effective March 4, 2004, management and the Board of Directors elected to shutdown all hardware business (previously reported as the separate business segment "All Other"). Operating results of the hardware segment for the twenty-six weeks ended July 03, 2004 and June 28, 2003 have been included as a component of discontinued operations in the Consolidated Condensed Statements of Operations and Comprehensive Loss contained herein.

                                COST OF SERVICES

Direct costs of services decreased 11.6% to $5.7 million for the twenty-six weeks ended July 03, 2004 compared to $6.4 million for the twenty-six weeks ended June 28, 2003, consistent with lower revenue generation on project activity. As a percentage of revenues, our gross margin was 48.4% based upon direct cost of services for the twenty-six weeks ended July 03, 2004, compared to 47.6% for the twenty-six weeks ended June 28, 2003. The increase in gross margin was primarily attributable to the impact of higher margin on our consulting engagements.

Non-cash stock based compensation charges were $106,000 for the twenty-six weeks ended July 03, 2004, compared to benefits of $104,000 for the twenty-six weeks ended June 28, 2003. Non-cash stock based compensation charges for the twenty-six weeks ended July 03, 2004 relate to the Company's granting of restricted stock to select executives and key employees during the fourth quarter of fiscal year 2003, which are being amortized on a graded vesting schedule over a period of two years from the date of grant. The non-cash stock based compensation benefits for the twenty-six weeks ended June 28, 2003, were primarily attributable to the cancellation and forfeiture of unvested stock options by employees.

                               OPERATING EXPENSES

In total, operating expenses decreased to $9.5 million for the twenty-six weeks ended July 03, 2004, or 68.9% from $30.6 million for the twenty-six weeks ended June 28, 2003. Operating expenses include selling, general and administrative costs, equity related charges, goodwill and intangible asset impairment, and intangible asset amortization. The major component of the $21.1 million decrease in operating expenses was an $18.9 million charge in the twenty-six weeks ended June 28, 2003 for goodwill and intangible asset impairment related to one of our acquired entities. Selling, general and administrative expenses for the twenty-six weeks ended July 03, 2004 were $8.5 million compared to $10.3 million for the twenty-six weeks ended June 28, 2003. The primary decrease in selling, general and administrative expense was attributable to management's efforts to re-size the business to the lower revenue volumes. Management continues to examine cost-reduction measures to enhance the Company's profitability and manage operating expense to better align them with the size of the Company.

Intangible asset amortization was $0.6 million and $1.4 million for the twenty-six weeks ended July 03, 2004 and June 28, 2003, respectively. The decrease in amortization expense was due to intangible asset impairments recorded in fiscal year 2003 that had the effect of lowering the recorded intangible asset balance subject to amortization in fiscal year 2004. Such impairments totaled $3.7 million in fiscal year 2003.

Non-cash stock based compensation charges were $515,000 in the twenty-six weeks ended July 03, 2004. The $515,000 non-cash stock based compensation charges for the twenty-six weeks ended July 03, 2004 relate to the Company's granting of restricted stock to select executives and key employees during the fourth quarter of fiscal year 2003, which are being amortized on a graded vesting schedule over a period of two years from the date of grant.

                            OTHER INCOME AND EXPENSES

Interest income was $281,000 and $338,000 for the twenty-six weeks ended July 03, 2004 and June 28, 2003, respectively, and represented interest earned on invested balances. Interest income decreased during the twenty-six weeks ended July 03, 2004 due to lower invested balances and lower interest rates from fiscal year 2003 to fiscal year 2004. The Company invests in short-term, high-grade investment instruments as part of our overall investment policy.

                                  INCOME TAXES

For the twenty-six weeks ended July 03, 2004 the Company fully reserved its deferred income tax asset and benefits generated by its pre-tax losses of $6.4 million from continuing and discontinued operations in accordance with the provisions of SFAS No. 109 "Accounting for Income Taxes" which requires an estimation of the recoverability of the recorded income tax asset balances. The Company also reported an income tax provision of $34,000 for the twenty-six weeks ended July 03, 2004 related to state income tax expense. In the twenty-six weeks ended June 28, 2003, the Company recognized a net income tax benefit of $4.4 million from continuing operations.

                             DISCONTINUED OPERATIONS

On March 4, 2004, management and the Board of Directors elected to shut down the Company's hardware business. The Company concluded that this segment of the business does not align well with the strategic focus of the Company. Charges related to the shutdown of the hardware business were $2.2 million and relate primarily to goodwill impairment and severance charges. In addition losses generated in the twenty-six weeks ended July 03, 2004 from operations by the discontinued segment were $63,000. These charges are reported within discontinued operations. The prior period has been restated to separately report the income generated by the discontinued segment, on a net of tax basis, of $8,000 and $79,000 for the thirteen and twenty-six weeks ended June 28, 2003. For business segment reporting purposes, the hardware segment was previously recorded as the "All Other" segment.

                         LIQUIDITY AND CAPITAL RESOURCES

Net cash used in continuing operating activities was $3.4 million for the twenty-six weeks ended July 03, 2004, compared to net cash used in operating activities of $1.4 million for the twenty-six weeks ended June 28, 2003. The Company incurred negative cash flow from its operating activities for the twenty-six weeks ended July 03, 2004 and June 28, 2003 primarily due to operating losses.

Net cash used in investing activities was $77,000 and $68,000 for the twenty-six weeks ended July 03, 2004 and June 28, 2003, respectively. Cash used in investing activities in 2004 and 2003 related to capitalization of office equipment, software and computer equipment by the Company.

Net cash provided by financing activities was $150,000 in the twenty-six weeks ended July 03, 2004, and related to proceeds received from the exercise of employee stock options, partially offset by payments made by the Company on the current portion of its capital lease obligations and outstanding debt. Net cash used in financing activities was $141,000 in the twenty-six weeks ended June 28, 2003, and related to payments made by the Company on the current portion of its capital lease obligations and outstanding debt, partially offset by proceeds received from the exercise of employee stock options.

As of July 03, 2004, the Company has the following contractual obligations and commercial commitments by year (amounts in millions):

                                                               Later
                                                               Years
                                                              Through
                       2004    2005    2006    2007    2008    2011    Total
                       ----    ----    ----    ----    ----    ----    -----
   Capital leases      $0.1    $0.2                                    $ 0.3
   Operating leases    $0.9    $1.8    $1.7    $1.8    $1.8    $3.7    $11.7
                       ----    ----    ----    ----    ----    ----    -----
   Total               $1.0    $2.0    $1.7    $1.8    $1.8    $3.7    $12.0
                       ----    ----    ----    ----    ----    ----    -----

At July 03, 2004, TMNG had approximately $49.5 million in cash and cash equivalents. TMNG believes it has sufficient cash to meet anticipated cash requirements, including anticipated capital expenditures, consideration for possible acquisitions, and any continuing operating losses, for at least the next 12 months. The Company has established a flexible model that provides a lower fixed cost structure than most consulting firms, enabling TMNG to scale operating cost structures more quickly based on market conditions. Although the Company is well positioned because of its cash reserves to weather continuing adverse conditions in the communications industry for a period of time, if the industry and demand for consulting services do not rebound in the foreseeable future and we continue to experience negative cash flow, we could experience liquidity challenges.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not invest excess funds in derivative financial instruments or other market rate sensitive instruments for the purpose of managing its foreign currency exchange rate risk. The Company invests excess funds in short-term investments, the yield of which is exposed to interest rate market risk.

Although the Company does not presently have material exposure to market related risks, if the Company transacts increased levels of business with international customers, foreign currency exchange risk may become material given U.S. dollar to foreign currency exchange rate changes for projects denominated in the local currency of foreign clients.

ITEM 4. CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon that review and evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation. There was no significant material weakness identified in the course of such review and evaluation and, therefore, the Company had no corrective measures.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

TMNG has not been subject to any material new litigation or claims against the Company since the time of TMNG's 10-K filing, March 31, 2004. For a summary of litigation in which TMNG is currently involved, refer to TMNG's 10-K, as filed with the Securities and Exchange Commission on March 31, 2004 and Notes 9 and 10 of the Condensed Consolidated Financial Statements included elsewhere in this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

          TMNG HELD AN ANNUAL MEETING OF STOCKHOLDERS ON JUNE 3, 2004.

1. The stockholders approved the election of three directors. The votes cast for each nominee were as follows:



                                      FOR          ABSTAIN
        Roy A. Wilkens            29,860,188      1,977,965
        Andrew D. Lipman          30,144,913      1,693,240
        Frank M. Siskowski        30,235,372      1,602,781


2. The stockholders ratified the appointment of Deloitte & Touche LLP as independent auditor for the Company for the 2004 fiscal year by a vote of 31,485,448 shares in favor of the appointment; 300,192 shares against the appointment and 52,513 shares abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 31. Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit  32.   Certifications   Furnished   Pursuant   to  Section  906  of  the
     Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The Company filed a Form 8-K on August 6, 2004 with the Securities and Exchange Commission in connection with its earnings release dated August 5, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



         SIGNATURE                     TITLE                     DATE
         ---------                     -----                     ----
/S/ RICHARD P. NESPOLA       CHAIRMAN, PRESIDENT AND CHIEF    AUGUST 16, 2004
---------------------------  EXECUTIVE OFFICER
RICHARD P. NESPOLA





/S/ DONALD E. KLUMB          CHIEF FINANCIAL OFFICER AND      AUGUST 16, 2004
--------------------------   TREASURER
DONALD E. KLUMB              (PRINCIPAL FINANCIAL OFFICER
                             AND PRINCIPAL ACCOUNTING
                             OFFICER)