Form 10-Q
period 2004-10-02
MANAGEMENT NETWORK GROUP INC
filed 2004-11-16
CIK 1094814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                        (x) Quarterly report pursuant to
           Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended October 2, 2004

                                       or

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

As of October 28, 2004 TMNG had outstanding 34,645,708 shares of common stock.

                       THE MANAGEMENT NETWORK GROUP, INC.

                                      INDEX



                                                                            PAGE
PART I. FINANCIAL INFORMATION
         ITEM 1. Consolidated Condensed Financial Statements:

                 Consolidated Condensed Balance Sheets (unaudited)-
                 October 2, 2004 and January 3, 2004 ......................... 3

                 Consolidated Condensed Statements of Operations and
                   Comprehensive Loss (unaudited) - Thirteen Weeks
                   ended October 2, 2004 and September 27, 2003 and
                   Thirty-nine Weeks ended October 2, 2004 and
                   September 27, 2003......................................... 4

                 Consolidated Condensed Statements of Cash Flows
                   (unaudited) - Thirty-nine Weeks ended October 2,
                   2004 and September 27, 2003................................ 5

                 Notes to Consolidated Condensed Financial
                 Statements .................................................. 6

         ITEM 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations .........................10

         ITEM 3. Quantitative and Qualitative Disclosures about
                 Market Risk .................................................16

         ITEM 4. Controls and Procedures .....................................16

PART II. OTHER INFORMATION

         ITEM 1. Legal Proceedings ...........................................16

         ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds .16

         ITEM 6. Exhibits ....................................................16

         Signatures ..........................................................16

         Exhibits  ...........................................................17

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                       THE MANAGEMENT NETWORK GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In thousands, except share data)
                                   (unaudited)



                                                                        January 3,           October 2,
                                                                          2004                  2004
                                                                       ------------         ------------
CURRENT ASSETS:
  Cash and cash equivalents ................................            $  52,875            $ 49,096
  Receivables:
    Accounts receivable ....................................                5,376               5,057
    Accounts receivable - unbilled .........................                2,140               2,902
                                                                       ------------         ------------
                                                                            7,516               7,959
    Less: Allowance for doubtful accounts ..................                 (652)               (248)
                                                                       ------------         ------------
                                                                            6,864               7,711

  Refundable income taxes ..................................                1,557               1,336
  Prepaid and other assets .................................                  710                 825
                                                                       ------------         ------------
            Total current assets ...........................               62,006              58,968
                                                                       ------------         ------------
Property and equipment (net of accumulated depreciation of
   $2,722 and $3,159 at January 3, 2004 and October 2, 2004,
   respectively) ...........................................                1,558               1,104
Goodwill ...................................................               15,528              13,365
Other intangible assets, net ...............................                1,478                 704
Other assets ...............................................                  402                 445
                                                                       ------------         ------------
Total Assets ...............................................            $  80,972            $ 74,586
                                                                       ============         ============
CURRENT LIABILITIES:
  Trade accounts payable ...................................            $     635            $    583
  Accrued payroll, bonuses and related expenses ............                1,251               1,846
  Other accrued liabilities ................................                2,104               1,724
  Unfavorable and capital lease obligations ................                  785                 628
                                                                       ------------         ------------
            Total current liabilities ......................                4,775               4,781

Unfavorable and capital lease obligations ..................                2,828               2,383

STOCKHOLDERS' EQUITY
  Common Stock: ............................................                   34                  35
    Voting - $.001 par value, 100,000,000 shares authorized;
    34,371,068 and 34,645,708 issued and outstanding on
    January 3, 2004 and October 2, 2004, respectively
  Additional paid-in capital ...............................              157,292             157,726
  Accumulated deficit ......................................              (82,190)            (89,677)
  Accumulated other comprehensive income -
   Foreign currency translation adjustment .................                  176                 170
  Unearned compensation ....................................               (1,943)               (832)
                                                                       ------------         ------------
           Total stockholders' equity ......................               73,369              67,422
                                                                       ------------         ------------
Total Liabilities and Stockholders' Equity .................            $  80,972            $ 74,586
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

                       THE MANAGEMENT NETWORK GROUP, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND
                               COMPREHENSIVE LOSS
                      (In thousands, except per share data)
                                   (unaudited)



                                                         For the thirteen                  For the thirty-nine
                                                            weeks ended                        weeks ended
                                                  ------------------------------      -------------------------------
                                                  September 27,     October 2,        September 27,       October 2,
                                                      2003             2004               2003               2004
                                                  -------------    -------------      -------------     -------------
Revenues                                            $  4,691         $  6,546           $  16,894         $  17,509
Cost of Services:
  Direct cost of services ....................         2,506            3,441               8,903             9,093
  Equity related charges (benefit) ...........           (10)              51                (114)              157
                                                    --------         --------            --------          --------
    Total cost of services ...................         2,496            3,492               8,789             9,250
                                                    --------         --------            --------          --------
Gross Profit                                           2,195            3,054               8,105             8,259
Operating Expenses:
  Selling, general and administrative ........         4,432            3,860              14,759            12,318
  Goodwill and intangible asset impairment....                                             18,942
  Intangible asset amortization ..............           504              218               1,863               774
  Equity related charges .....................             7              261                  10               776
                                                    --------         --------            --------          --------
    Total operating expenses .................         4,943            4,339              35,574            13,868
                                                    --------         --------            --------          --------
Loss from operations .........................        (2,748)          (1,285)            (27,469)           (5,609)
Other Income:
  Interest income ............................           136              189                 474               470
  Other, net.................................             (9)             (10)                (41)              (25)
                                                    --------         --------            --------          --------
    Total other income .......................           127              179                 433               445
                                                    --------         --------            --------          --------
Loss from continuing operations before
  income tax (provision) benefit .............        (2,621)          (1,106)            (27,036)           (5,164)
Income tax (provision) benefit ...............                            (13)              4,367               (47)
                                                    --------         --------            --------          --------
Loss from continuing operations ..............        (2,621)          (1,119)            (22,669)           (5,211)

Discontinued operations:
 Net income (loss) from discontinued operations
   (net of income tax provision of $53 for the
   thirty-nine weeks ended September 27, 2003
   and including charge for impairment of
   goodwill of $2,163 for thirty-nine weeks
   ended October 2, 2004) ....................           (30)                                  49            (2,276)
                                                    --------         --------            --------          --------
Net loss .....................................        (2,651)          (1,119)            (22,620)           (7,487)

Other comprehensive item -
  Foreign currency translation adjustment ....            12               (1)                 21                (6)
                                                    --------         --------            --------          --------
Comprehensive loss ...........................      $ (2,639)        $ (1,120)           $(22,599)         $ (7,493)
                                                    ========         ========            ========          ========
Loss from continuing operations
  per common share
  Basic and diluted ..........................      $  (0.08)        $  (0.03)           $  (0.68)        $   (0.15)
                                                    ========         ========            ========          ========
Loss from discontinued operations
  per common share
  Basic and diluted...........................                                                            $   (0.07)
                                                    ========         ========            ========          ========

Loss per common share
  Basic and diluted ..........................     $   (0.08)        $  (0.03)           $  (0.68)        $   (0.22)
                                                    ========         ========            ========          ========

  Basic and diluted weighted average shares
    outstanding ..............................        33,458           34,631              33,392            34,586
                                                    ========         ========            ========          ========

On March 4, 2004, management and the Board of Directors elected to shut down the hardware segment of the Company. The thirteen weeks and thirty-nine weeks ended September 27, 2003 have been restated to report the income from discontinued operations, net of tax. For a further discussion see Item 1, "Notes to Consolidated Condensed Financial Statements," Note 3, "Discontinued Operations." See notes to consolidated condensed financial statements.

                       THE MANAGEMENT NETWORK GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                                     For the thirty-nine weeks ended
                                                                     -------------------------------
                                                                     September 27,       October 2,
                                                                         2003                2004
                                                                     ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..............................................            $(22,620)            $ (7,487)
  Adjust for
     (Income) loss from discontinued operations                           (49)               2,276
                                                                    ----------           ----------
  Loss from continuing operations                                     (22,669)              (5,211)
  Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Goodwill and intangible asset impairment ...........              18,942
     Depreciation and amortization ......................               2,526                1,294
     Equity related charges (benefit) ...................                (104)                 933
     Deferred income taxes ..............................              (2,063)
     Loss on retirement of assets .......................                                       40
     Other changes in operating assets and
      liabilities, net of business acquisitions:
          Accounts receivable ...........................               2,426                  (85)
          Accounts receivable - unbilled ................                 218                 (762)
          Refundable income taxes .......................              (2,759)                 221
          Prepaid and other assets ......................                 969                 (158)
          Trade accounts payable ........................                (580)                 (52)
          Accrued liabilities ...........................              (1,220)                 152
                                                                   ----------           ----------

             Net cash used in continuing operations......              (4,314)              (3,628)
                                                                   ----------           ----------
             Net cash provided by (used in) discontinued
             operations .................................                  49                 (113)
                                                                   ----------           ----------

             Net cash used in operating activities ......              (4,265)              (3,741)
                                                                   ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment, net ............                 (98)                (107)
                                                                   ----------           ----------

             Net cash used in investing activities ......                 (98)                (107)
                                                                   ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments made on long-term obligations ................                (314)                (538)
  Proceeds from exercise of stock options ...............                 243                  564
  Issuance of common stock, net of expenses .............                  38                   49
                                                                   ----------           ----------
             Net cash provided by (used in) financing
               activities ...............................                 (33)                  75
                                                                   ----------           ----------
Effect of exchange rate on cash and cash
 equivalents ............................................                  21                   (6)
                                                                   ----------           ----------
Net decrease in cash and cash equivalents ...............              (4,375)              (3,779)
Cash and cash equivalents, beginning of period ..........              53,786               52,875
                                                                   ----------           ----------
Cash and cash equivalents, end of period ................            $ 49,411               49,096
                                                                   ==========           ==========
Supplemental disclosure of cash flow information:

Cash paid during period for interest ....................            $     41             $     26
                                                                   ==========           ==========
Cash paid during period for taxes .......................            $    493             $     47
                                                                   ==========           ==========

See notes to consolidated condensed financial statements.

                       THE MANAGEMENT NETWORK GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF REPORTING

The accompanying consolidated condensed financial statements of The Management Network Group, Inc. (the "Company") as of October 2, 2004, and for the thirteen and thirty-nine weeks ended September 27, 2003 and October 2, 2004, are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the Company's consolidated condensed financial position, results of operations, and cash flows as of these dates and for the periods presented. The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Consequently, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements nor those normally made in the Company's annual report on Form 10-K. Accordingly, reference should be made to the Company's annual report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies.

Certain prior-year amounts have been reclassified to conform to the current-year presentation

STOCK BASED COMPENSATION

During the thirteen weeks ended October 2, 2004, the Company recognized $312,000 in compensation expense related primarily to the issuance of restricted stock grants made to key management personnel in the fourth quarter of fiscal year 2003. The compensation cost associated with such grants is being amortized by charges to operations on a graded vesting schedule over a period of two years from the date of grant. During the thirteen weeks ended October 2, 2004, the Company granted options to purchase 66,000 shares of the Company's common stock at a weighted average exercise price of $2.12. At the date of grant, the exercise price of the option awards equaled the market price of the Company's common stock. During the thirteen weeks ended September 27, 2003, the Company granted approximately 25,000 stock options to employees at a weighted average exercise price of $1.75. During the thirteen weeks ended September 27, 2003 the Company recorded a net credit to compensation expense related to all stock options of $3,000, attributable primarily to the forfeiture of unvested stock options by employees, offset by the recognition of compensation expense on pre-initial public offering grants of stock options.

During the thirty-nine weeks ended October 2, 2004, the Company granted 239,000 stock options to employees at a weighted average exercise price of $2.98. During the same period, the Company recognized $933,000 in compensation expense related primarily to the issuance of restricted stock to key management personnel in the fourth quarter of fiscal year 2003. During the thirty-nine weeks ended September 27, 2003, the Company granted 540,500 stock options to employees and 75,000 stock options to independent members of the Company's Board of Directors at a weighted average exercise price of $1.44 and $1.49, respectively, and recorded a net credit to compensation expense related to all stock options of $104,000, attributable primarily to the forfeiture of unvested stock options by employees, partially offset by the recognition of compensation expense on pre-initial public offering grants of stock options. The grants of stock options to independent board members were made in connection with the appointment by the Board of Directors of Frank M. Siskowski and Robert J. Currey to fill vacancies on the board during 2003.

The Company utilizes an intrinsic value methodology in accounting for stock based compensation for employees and certain non-employee directors in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related Interpretations, and accounts for stock-based compensation for non-employees utilizing a fair value methodology in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure." If compensation cost for the Company's APB 25 grants and the employee stock purchase plan had been determined under SFAS No. 123, based upon the fair value at the grant date, consistent with the Black-Scholes option pricing methodology, the Company's net loss for the thirteen weeks ended September 27, 2003 and October 2, 2004, would have increased by approximately $686,000 and $473,000, respectively, the Company's net loss for the thirty-nine weeks ended September 27, 2003, would have decreased by approximately $132,000 and the Company's net loss for the thirty-nine weeks ended October 2, 2004 would have increased by approximately $2.2 million.

For purposes of pro forma disclosures required under the provisions of SFAS No. 123, as amended by SFAS No. 148, the estimated fair value of options is amortized to pro forma expense over the options' vesting period. The following table contains pro forma information for the thirteen and thirty-nine weeks ended September 27, 2003, and October 2, 2004 (in thousands, except per share amounts):


                                                 FOR THE THIRTEEN WEEKS ENDED       FOR THE THIRTY-NINE WEEKS ENDED
                                                 ----------------------------       ------------------------------
                                                 September 27,     October 2,        September 27,    October 2,
                                                     2003             2004               2003            2004
                                                  -----------     -----------         ----------      ----------
Net loss, as reported:                                $(2,651)        $(1,119)         $(22,620)      $  (7,487)
  Add: Stock-based employee
   compensation expense (benefit) included in
   reported net loss, net of related tax effects           (3)            312              (100)            933
  Deduct: Total stock-based compensation
  (expense) benefit determined under fair value
  based method for all awards, net of related            (689)           (785)              232          (3,170)
  tax effects
                                                 ------------     ------------        ----------      ----------
Pro forma net loss                                    $(3,343)        $(1,592)         $(22,488)      $  (9,724)
                                                 ============     ============        ==========      ==========

Loss per share
  Basic and diluted, as reported                      $ (0.08)         $(0.03)           $(0.68)      $   (0.22)
                                                 ============     ============        ==========      ==========
  Basic and diluted, pro forma                        $ (0.10)         $(0.05)           $(0.67)      $   (0.28)
                                                 ============     ============        ==========      ==========



2.   LOSS PER SHARE

The Company calculates and presents loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. In accordance with the provisions of SFAS No. 128 "Earnings Per Share", the Company has not included the effect of common stock options in the calculation of diluted loss per share for the thirteen and thirty-nine weeks ended September 27, 2003 and October 2, 2004, as the Company reported a loss from continuing operations for all periods and the effect would have been antidilutive. The weighted average shares of common stock outstanding for basic and diluted loss per share for the thirteen weeks ended September 27, 2003 and October 2, 2004, were 33,458,000 and 34,631,000, respectively. The weighted average shares of common stock outstanding for basic and diluted loss per share for the thirty-nine weeks ended September 27, 2003, and October 2, 2004, were 33,392,000 and 34,586,000, respectively. Had the Company reported net income for the thirteen weeks ended September 27, 2003 and October 2, 2004, the treasury stock method of calculating common stock equivalents would have resulted in approximately 307,000 and 230,000 additional diluted shares, respectively. Had the Company reported net income for the thirty-nine weeks ended September 27, 2003, and October 2, 2004, the treasury stock method of calculating common stock equivalents would have resulted in approximately 208,000 and 754,000 additional diluted shares, respectively.

3.   DISCONTINUED OPERATIONS

During the thirteen weeks ended April 3, 2004, management and the Board of Directors elected to shutdown the hardware segment of the Company. The Company concluded that this segment of the business did not align well with the strategic focus of the Company. Charges related to the shutdown of the hardware business in the first quarter of fiscal year 2004 were $2.2 million and related primarily to goodwill impairment and severance charges. These charges are reported as a component of discontinued operations. The hardware segment's results of operations have been classified as discontinued operations and prior periods have been restated. For business segment reporting purposes, the hardware segment was previously recorded as the "All Other" segment.

Revenue and income (loss) from discontinued operations are as follows (amounts in thousands):



                          FOR THE THIRTEEN WEEKS ENDED     FOR THIRTY-NINE WEEKS ENDED
                          -----------------------------    ----------------------------
                          September 27,      October 2,    September 27,    October 2,
                               2003             2004             2003           2004
                            ---------        --------         --------        --------
Revenue                                                       $    223        $     13

Goodwill impairment
 and severance charge                                                         $ (2,213)
Operating income (loss)       $   (30)                        $    102             (63)
Income tax provision                                                53
                              -------        --------         --------        --------
Income (loss) from
  discontinued operations     $   (30)                        $     49        $ (2,276)
                              =======        ========         ========        ========



4.   BUSINESS SEGMENTS

In accordance with the criteria in SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information," the Company historically concluded it had five operating segments, of which four were aggregated in one reportable segment, the Management Consulting Services segment, and the remaining segment in All Other. Management Consulting Services includes business strategy and planning, marketing and customer relationship management, billing system support, operating system support, revenue assurance, corporate investment services, and network management. All Other consisted of computer hardware commissions and rebates received in connection with the procurement of hardware for third parties. Effective with the shut down of the All Other segment in March 2004, the Company has only one reportable segment, and therefore summarized financial information concerning the Management Consulting segment is not included. For summarized financial information regarding the All Other segment, see Note 3 "Discontinued Operations."

In accordance with the provisions of SFAS No 131, revenues earned in the United States and internationally based on the location where the services are performed are shown in the following table (amounts in thousands):


                                     FOR THE THIRTEEN WEEKS ENDED            FOR THE THIRTY-NINE WEEKS ENDED
                                  -------------------------------------   -------------------------------------
                                  SEPTEMBER 27, 2003   OCTOBER 2, 2004    SEPTEMBER 27, 2003    OCTOBER 2, 2004
                                  ------------------   ----------------   ------------------   ----------------
United States                               $ 4,010             $ 5,352              $15,328           $ 13,930
International:
 Great Britain                                                      825                                   1,374
 Portugal                                       210                                      216              1,124
 The Netherlands                                237                 304                  769                705
 Belize                                         234                                      375                173
 Canada                                                                                   95                113
 Other                                                               65                  111                 90
                                            -------             -------              -------            -------
 Total                                      $ 4,691             $ 6,546              $16,894            $17,509
                                            =======             =======              =======            =======

5.   GOODWILL

In accordance with provisions of SFAS 142 "Accounting for Goodwill and Intangible Assets," goodwill is not being amortized. The Statement requires an annual evaluation at the reporting unit level of the fair value of goodwill and compares the calculated fair value of the reporting unit to its book value to determine whether impairment has been deemed to have occurred. Any impairment charge would be based on the most recent estimates of the recoverability of the recorded goodwill balances. If the remaining book value assigned to goodwill acquired in an acquisition is higher than the amounts the Company currently would expect to realize based on updated financial and cash flow projections from the reporting unit, there is a requirement to write down these assets. During the thirteen weeks ended April 3, 2004, the Company recorded a $2.2 million goodwill impairment loss related to the shutdown of the hardware segment and has reflected this amount in the Statement of Operations and Comprehensive Loss as a component of discontinued operations. During the thirteen weeks ended June 28, 2003, the Company performed an interim test to determine whether an impairment of goodwill had occurred at the reporting unit level. The Company performed the interim test due to the significantly lower operating results of one of the Company's reporting units, compared to the projected financial results that were utilized in determining the reporting unit's fair value in the previous annual goodwill impairment test. Additionally, during the thirteen weeks ended June 28, 2003 two executives of companies acquired by TMNG tendered their resignations to the Company, which also had the effect of lowering the financial projections of one of the entities. Based on an analysis of projected future cash flows and utilizing the assistance of an outside valuation firm, the Company determined that the carrying value of goodwill acquired in the CSMG acquisition exceeded its fair value and recorded an impairment loss related to the Management Consulting Segment of approximately $15.8 million in the second quarter of fiscal year 2003. The goodwill impairment loss has been reflected as a component of Loss from Operations in the Statement of Operations and Comprehensive Loss. The changes in the carrying amount of goodwill are as follows (amounts in thousands):



                                               Management Consulting      All Other
                                                     Segment               Segment              Total
                                               ---------------------      ---------            -------

Balance as of December 28, 2002                      $ 29,145            $   2,163           $  31,308
Impairment loss                                       (15,780)                                 (15,780)
                                                     --------             --------             -------
Balance as of January 3, 2004                          13,365                2,163              15,528
Impairment loss on discontinued operations                                  (2,163)             (2,163)
                                                     ---------            --------             -------
Balance as of October 2, 2004                        $ 13,365                                  $13,365
                                                      ========            ========             =======


6.   CUSTOMER RELATIONSHIPS AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

Included in the Company's consolidated balance sheet as of the end of the latest fiscal year, January 3, 2004, and the end of the thirty-nine weeks ended October 2, 2004, are the following identifiable intangible assets (amounts in thousands):



                              January 3, 2004              October 2, 2004
                          ------------------------      ------------------------
                                      Accumulated                   Accumulated
                           Cost       Amortization        Cost      Amortization
                          -------     ------------      -------     ------------
Customer relationships    $ 3,086       $(2,545)        $ 3,086       $(2,674)
Employment agreements       3,200        (2,292)          3,200        (2,908)
Tradename                     350          (321)
Covenant not to compete       203          (203)
                          -------       -------         -------       -------
Total                     $ 6,839       $(5,361)        $ 6,286       $(5,582)
                          =======       =======         =======       =======



In connection with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" the Company, using its best estimates based on reasonable and supportable assumptions and projections, reviews for impairment long-lived assets and certain identifiable intangibles to be held and used whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable. During the thirty-nine weeks ended September 27, 2003, management identified certain events, including the significant decrease in revenue from customers whose relationships were valued in purchase accounting for the CSMG acquisition. The Company performed an impairment test, and determined that the carrying value of customer relationships exceeded its fair market value and recorded an impairment loss related to the Management Consulting Segment of approximately $3.1 million. Fair value was based on an analysis of projected future cash flows. The impairment loss has been reflected as a component of Loss from Operations in the Statement of Operations and Comprehensive Loss.

Intangible amortization expense for the thirteen weeks ended September 27, 2003 and October 2, 2004 was $504,000 and $218,000, respectively. Intangible amortization expense for the thirty-nine weeks ended September 27, 2003 and October 2, 2004 was $1,863,000 and $774,000, respectively. Intangible amortization expense is estimated to be approximately $1.0 million for fiscal year 2004, $0.3 million in fiscal year 2005, and $0.2 million in fiscal year 2006.

7.   INCOME TAXES

In the thirteen and thirty-nine weeks ended October 2, 2004, the Company generated an income tax benefit of $437,000 and $2.1 million respectively. The Company recorded a valuation allowance against these income tax benefits in accordance with the provisions of SFAS No. 109 "Accounting for Income Taxes" which requires an estimation of the recoverability of the recorded income tax asset balances. In addition, the Company reported an income tax provision of $13,000 and $47,000 for the thirteen and thirty-nine weeks ended October 2, 2004 related to state income tax expense. For the comparable period in the thirteen and thirty-nine weeks ended September 27, 2003, the Company generated income tax benefits of $1.0 million and $10.5 million respectively, and recorded valuation allowances against these income tax benefits of $1.0 million and $6.2 million, respectively. The majority of the valuation allowance relates to impairment losses of goodwill and other intangible assets that were initially recorded in connection with the Company's acquisitions and net operating losses. As of October 2, 2004 the Company has fully reserved its deferred income tax assets with a cumulative valuation allowance of $26.1 million.

8.   LOANS TO OFFICER

As of October 2, 2004, there was one outstanding line of credit between the Company and its Chief Executive Officer. The maximum aggregate amount available for borrowing under that loan agreement is $300,000. The aggregate borrowing against the line of credit was $300,000 at September 27, 2003 and October 2, 2004 and is due in 2011. These amounts are included in other assets in the non-current assets section of the balance sheet. In accordance with the loan provisions, the interest rate charged on the loans is equal to the Applicable Federal Rate (AFR), as announced by the Internal Revenue Service, for short-term obligations (with annual compounding) in effect for the month in which the advance is made, until fully paid. Pursuant to the Sarbanes-Oxley Act, no further loan agreements or draws against the line may be made by the Company to, or arranged by the Company for its executive officers.

9.   SIGNIFICANT CUSTOMER CONTRACTS

On December 10, 1999, the Company entered into a consulting services agreement with a significant customer under which the customer committed to $22 million of consulting fees over a three-year period commencing January 1, 2000. During fiscal year 2002 the agreement was extended for two additional years beyond the original term of the agreement, in exchange for an expanded preferred contractor relationship and immediate commitment to a significant consulting arrangement. The agreement provided for minimum annual usage requirements in connection with consulting services performed under the agreement, and as of January 3, 2004, a shortfall in minimum annual usage requirements of consulting services under the agreement was deemed to have occurred. The shortfall was not remedied by the customer during the first quarter of fiscal year 2004, resulting in the customer's default on the contract.

On March 4, 2004, the Company filed suit against the customer for breach of the consulting agreement, seeking damages of approximately $5.7 million against the customer. The customer responded to the suit on March 26, 2004 with its answer and two counterclaims, neither of which sought money damages. The customer requested a declaration that the Company first breached the agreement and that the customer was therefore not liable for any damages. Additionally, during the first quarter of fiscal year 2004 the customer informed the Company of its decision to cancel the consulting agreement.

On August 25, 2004, the Company entered into a mediated settlement agreement to settle the pending litigation with the customer. Pursuant to the terms of the settlement agreement, each party was dismissed from any liability for the claims made against it and the customer agreed to make a settlement payment to the Company, in the amount of $2 million to settle all claims and disputes arising under the consulting services agreement. The Company has no obligation to render further services to the customer. At October 11, 2004, the Company had received the $2 million settlement from the customer and the parties had dismissed one another from all liability. This payment, excluding approximately $700,000 in previously recorded receivables, will be recognized as income in the fourth quarter of fiscal year 2004.

10.  CONTINGENCIES

In June 1998, the bankruptcy trustee of a former client, Communications Network Corporation, sued the Company for a total of $320,000 in the U.S. Bankruptcy Court in New York. The suit seeks recovery of an alleged preferential payment of $160,000 for consulting fees paid by the former client during the period from July 1, 1996, when an involuntary bankruptcy proceeding was initiated against the former client, through August 6, 1996, when the former client agreed to an order for relief in the bankruptcy proceeding. The suit also seeks recovery of $160,000 in consulting fees paid by the former client after August 6, 1996.

The bankruptcy trustee also sued the Company for at least $1.85 million for breach of contract, breach of fiduciary duties and negligence. Although assurance cannot be given as to the ultimate outcome of this proceeding, The Company believes it has meritorious defenses to the claims made by the bankruptcy trustee, including particularly the claims for breach of contract, breach of fiduciary duty and negligence, and that the ultimate resolution of this matter will not materially harm the Company's business.

As of October 2, 2004 the Company has outstanding demands aggregating approximately $1.0 million by the bankruptcy trustees of several former clients in connection with balances collected near the customers' respective bankruptcy filing dates. Although the Company does not believe it received any preferential payments from these former clients and plans to vigorously defend its position, the Company has established reserves of $753,000, which it believes are adequate in the event of loss or settlement on such claims.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this quarterly report contains forward-looking statements. Certain risks and uncertainties could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business - Risk Factors" in the Company's annual report on Form 10-K for the fiscal year ended January 3, 2004. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date of this report. We undertake no obligation to revise, or publicly release the results of any revision to, these forward-looking statements. Readers should carefully review the risk factors described in our annual report and in other documents that we file from time to time with the Securities and Exchange Commission.

The following should be read in connection with Management's Discussion and Analysis of Financial Condition and Results of Operations as presented in the Company's annual report on Form 10-K for the fiscal year ended January 3, 2004.

EXECUTIVE FINANCIAL OVERVIEW

As previously discussed in the Company's annual report on Form 10-K for the fiscal year ended January 3, 2004, the communications industry has experienced a significant economic downturn that began in fiscal year 2001 and continues to go through significant changes resulting from a combination of competitive, regulatory and technology factors, with growth occurring primarily in wireless and internet protocol (IP) services. TMNG is a consultancy to the industry, and as a result has experienced a significant reduction in consulting business since 2001. However, the Company is migrating the focus of its service offerings to position itself in this new economic environment.

During fiscal year 2003, as a result of a combination of operating losses, the resignation of certain key personnel and revised and reduced financial projections, the Company recorded goodwill and intangible asset impairment losses of $19.5 million for select reporting units and recorded valuation reserves of $24.0 million against deferred income tax assets. During the thirteen weeks ended April 3, 2004, management and the Board of Directors elected to shutdown the hardware segment of the Company, resulting in a goodwill impairment charge of $2.2 million. During the thirty-nine weeks ended October 2, 2004, the Company also recorded additional valuation reserves of $2.2 million against deferred income tax assets, which offset income tax benefits generated on operating losses for the thirty-nine week period.

The Company has implemented many programs to size the business with its lower revenue base. Such steps include staff reductions and other selling, general and administrative cost cutting measures to maintain appropriate gross margin, pricing and utilization metrics, which are critical to a management consultancy. The Company reduced selling, general and administrative expense during the thirteen weeks ended October 2, 2004 by 13% from the comparable thirteen week period ended September 27, 2003. Such cost reductions also enabled the Company to minimize cash used in operations. Cash used in continuing operations was $3.9 million for the thirty-nine weeks ended October 2, 2004, compared with cash used in continuing operations of $4.3 million for the thirty-nine weeks ended September 27, 2003. The Company is also focusing its marketing efforts on large and sustainable clients to maintain a portfolio of business that is high credit quality, thus reducing bad debt risks.

OPERATIONAL OVERVIEW

Revenues typically consist of consulting fees for professional services and related expense reimbursements. The Company's consulting services are typically contracted on a time and materials basis, a time and materials basis not to exceed contract price, a fixed fee basis, or contingent fee basis. Contract revenues on contracts with a not to exceed contract price or a fixed cost price are recorded under the percentage of completion method, utilizing estimates of project completion under both of these types of contracts. Larger fixed price contracts have recently begun to represent a more significant component of the Company's revenue mix. Contract revenues on contingent fee contracts are deferred until the revenue is realizable and earned.

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

Cost of services consists primarily of client-related compensation for consultants who are employees and amortization of equity related non-cash charges incurred in connection with restricted stock primarily granted to consultants, as well as fees paid to independent contractor organizations and related expense reimbursements. Employee compensation includes certain unbillable time, training, vacation time, benefits and payroll taxes. Margins are primarily impacted by the type of consulting services provided, the size of service contracts and negotiated volume discounts, changes in TMNG pricing policies and those of competitors, utilization rates of consultants and independent subject matter experts; and employee and independent contractor organization costs associated with a competitive labor market.

Operating expenses include selling, general and administrative, equity related charges, and intangible asset amortization. Sales and marketing expenses consist primarily of personnel salaries, bonuses, and related costs for direct client sales efforts and marketing staff. The Company primarily use a relationship sales model in which partners, principals and senior consultants generate revenues. In addition, sales and marketing expenses include costs associated with marketing collateral, product development, trade shows and advertising. General and administrative expenses consist mainly of accounting and recruiting personnel costs, insurance, rent, and outside professional services incurred in the normal course of business. The equity related charges consist of non-cash amortization charges incurred in connection with restricted stock granted to key management personnel. Intangible asset amortization relates to amortization of identifiable intangible assets.

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

-    Allowance for Doubtful Accounts;

-    Fair Value Accounting for Acquired Businesses;

-    Impairment of Goodwill and Long-Lived Intangible Assets;

-    Revenue Recognition; and

-    Deferred Income Tax Assets.

Allowances for Doubtful Accounts - Substantially all of the Company's receivables are owed by companies in the communications industry. The Company typically bills customers for services after all or a portion of the services have been performed and requires customers to pay within 30 days. The Company attempts to control credit risk by being diligent in credit approvals, limiting the amount of credit extended to customers and monitoring customers' payment record and credit status as work is being performed for them.

The Company recorded bad debt expense in the amount of $95,000 and $134,000 for the thirteen weeks ended September 27, 2003 and October 2, 2004, respectively, and $448,000 and $348,000 for the thirty-nine weeks ended September 27, 2003 and October 2, 2004, respectively. The Company's allowance for doubtful accounts totaled $652,000 and $248,000 at January 3, 2004 and October 2, 2004, respectively. The decrease in the allowance for doubtful accounts was primarily attributable to bad debt write-offs in the second quarter of fiscal year 2004. The calculation of these amounts is based on judgment about the anticipated default rate on receivables owed as of the end of the reporting period. That judgment was based on uncollected account experience in prior years and the ongoing evaluation of the credit status of the Company's customers and the communications industry in general.

The Company has attempted to mitigate credit risk by concentrating its marketing efforts on the largest and most stable companies in the communications industry and by tightly controlling the amount of credit provided to customers. If the Company is unsuccessful in these efforts, or if more of the Company's customers file for bankruptcy or experience financial difficulties, it is possible that the allowance for doubtful accounts will be insufficient and the Company will have a greater bad debt loss than the amount reserved, which would adversely affect cash flow and financial performance.

Fair Value Accounting for Acquired Businesses - TMNG has acquired three professional service organizations over the last four years. A significant component of the value of these acquired businesses has been allocated to intangible assets. The Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Accounting for Business Combinations", which requires acquired businesses to be recorded at fair value by the acquiring entity. SFAS No. 141 also requires that intangible assets that meet the legal or separable criterion be separately recognized on the financial statements at their fair value, and provides guidance on the types of intangible assets subject to recognition. Determining the fair value for these specifically identified intangible assets involves significant professional judgment, estimates and projections related to the valuation to be applied to intangible assets like customer lists, employment agreements and trade names. The subjective nature of management's assumptions adds an increased risk associated with estimates surrounding the projected performance of the acquired entity. Additionally, as the Company amortizes the intangible assets over time, the purchase accounting allocation directly impacts the amortization expense we record on our financial statements.

Impairment of Goodwill and Long-lived Intangible Assets - Goodwill and other long-lived intangible assets arising from the Company's acquisitions, as discussed above, are subjected to periodic review for impairment. SFAS No. 142 "Accounting for Goodwill and Intangible Assets" requires an annual evaluation at the reporting unit level of the fair value of goodwill and compares the calculated fair value of the reporting unit to its book value to determine whether an impairment has been deemed to have occured. Any impairment charge would be based on the most recent estimates of the recoverability of the recorded goodwill and intangibles balances. If the remaining book value assigned to goodwill and other intangible assets acquired in an acquisition is higher than the amounts the Company currently would expect to realize based on updated financial and cash flow projections from the reporting unit, there is a requirement to write down these assets.

Effective March 4, 2004, management and the Board of Directors elected to shut down the Company's hardware business. The Company concluded that this segment of the business did not align well with the strategic focus of the Company. The Company incurred goodwill impairment charges of $2.2 million in the thirteen weeks ended April 3, 2004, related to the shutdown of the hardware business in accordance with the provisions of SFAS No. 142.

In the thirteen weeks ended June 28, 2003, the operating results of one of the Company's reporting units were significantly lower than projections and two executives of acquired companies tendered their resignations. These events resulted in the recognition of a goodwill impairment loss and intangible asset impairment loss in the amounts of $15.8 million and $3.1 million, respectively. The impairment losses have been reflected as a component of Loss from Operations in the Statement of Operations and Comprehensive Loss.

Revenue Recognition - Historically, most of the Company's consulting practice contracts have been on a time and material basis, in which customers are billed for time and materials expended in performing their contracts. The Company has recognized revenue from those types of customer contracts in the period in which our services are performed. Other types of contracts include time and materials basis not to exceed contract price, fixed fee contracts, managed services or outsourcing contracts, and contingent fee contracts. Managed services or outsourcing contracts typically have longer contract terms than consulting contracts. The typical length of the Company's outsourcing contracts is two to five years.

The Company recognizes revenues on time and material basis not to exceed contract price and fixed fee contracts using the percentage of completion method. Percentage of completion accounting involves calculating the percentage of service provided during the reporting period compared with the total estimated services to be provided over the duration of the contract. For all contracts, estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revisions as the contract progresses. Such revisions may result in an increase or decrease to revenues and income and are reflected in the financial statements in the periods in which they are first identified.

As the Company continues to adapt to changes in the communications consulting industry, the Company has elected to enter into more fixed fee contracts in which revenue is based upon delivery of services or solutions, and contingent fee contracts, in which revenue is subject to achievement of savings or other agreed upon results, rather than time spent. Both of these types of contracts are typically more results-oriented and are subject to greater risk associated with revenue recognition and overall project profitability than traditional time and materials contracts. Due to the nature of these contingent fee contracts, the Company recognizes costs as they are incurred on the project and defers revenue recognition until the revenue is realizable and earned. Additional costs and effort in excess of what was originally planned may need to be expended to fulfill delivery requirements on such contracts, which could adversely affect our consolidated financial position, results of operations and liquidity.

Deferred Income Tax Assets - The Company has generated substantial deferred income tax assets primarily from the accelerated financial statement write-off of goodwill, the charge to compensation expense taken related to stock options and net operating loss carry forwards. For the Company to realize the income tax benefit of these assets, it must generate sufficient taxable income in future periods when such deductions are allowed for income tax purposes. In assessing whether a valuation allowance is needed in connection with the Company's deferred income tax assets, management has evaluated the ability of the Company to carry back tax losses to prior years that reported taxable income, and the ability of the Company to generate sufficient taxable income in future periods to utilize the benefit of the deferred income tax assets. Such projections of future taxable income require significant subjective judgments and estimates by the Company. As of October 2, 2004, cumulative valuation allowances in the amounts of $26.1 million were recorded in connection with the deferred income tax assets. Management continues to evaluate the recoverability of the recorded deferred income tax asset balances. In the event the Company continues to report net operating losses for financial reporting, no tax benefit would be recognized for those losses.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED OCTOBER 2, 2004 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 27, 2003

                                    REVENUES

Revenues increased 39.5% to $6.5 million for the thirteen weeks ended October 2, 2004 from $4.7 million for the thirteen weeks ended September 27, 2003. The increase in revenue is attributable to improving telecom spend, primarily toward wireless and IP, along with an increase in the number and average size of projects. During the thirteen weeks ended October 2, 2004, the Company provided services on 97 customer projects, compared to 75 projects performed in the thirteen weeks ended September 27, 2003. Average revenue per project was $67,000 in the thirteen weeks ended October 2, 2004, compared to $63,000 in the thirteen weeks ended September 27, 2003. Our international revenue base increased to 18.3% of our revenues in the thirteen weeks ended October 2, 2004, from 14.5% in the thirteen weeks ended September 27, 2003, due primarily to a significant increase in project activity with large wireline and wireless global carriers located in Western Europe and Australia.

Revenues recognized in connection with fixed price engagements totaled $2.4 million and $0.6 million for the thirteen weeks ended October 2, 2004 and September 27, 2003, respectively, representing 37.2% and 12.2% of total revenue during the thirteen weeks ended October 2, 2004, and September 27, 2003, respectively.

Effective March 4, 2004, management and the Board of Directors elected to shutdown all hardware business (previously reported as the separate business segment "All Other"). Operating results of the hardware segment for the thirteen weeks ended September 27, 2003, have been included as a component of discontinued operations in the Consolidated Condensed Statements of Operations and Comprehensive Loss contained herein.

                                COSTS OF SERVICES

Direct costs of services increased to $3.4 million for the thirteen weeks ended October 2, 2004, as compared to $2.5 million for the thirteen weeks ended September 27, 2003. As a percentage of revenues, our gross margin based on direct cost of service was 47.4% for the thirteen weeks ended October 2, 2004, compared to 46.6% for the thirteen weeks ended September 27, 2003. The increase in gross margin was primarily attributable to the mix of services and pricing of projects.

Non-cash  equity  related  charges  were  $51,000 for the  thirteen  weeks ended
October 2, 2004, compared to benefits of $10,000 for the thirteen weeks ended September 27, 2003. Non-cash equity related charges in the thirteen weeks ended October 2, 2004, primarily relate to the award of restricted stock to select executives and key employees during the fourth quarter of fiscal year 2003, which are being amortized on a graded vesting schedule over a period of two years from the date of grant. The non-cash equity related benefit for the thirteen weeks ended September 27, 2003, was primarily attributable to the cancellation and forfeiture of unvested stock options by employees.

                               OPERATING EXPENSES

In total, operating expenses decreased to $4.3 million for the thirteen weeks ended October 2, 2004, or 12.2% from $4.9 million for the thirteen weeks ended September 27, 2003. Operating expenses include selling, general and administrative costs, equity related charges, goodwill and intangible asset impairment, and intangible asset amortization. Selling, general and administrative expense for the thirteen weeks ended October 2, 2004 was $3.9 million compared to $4.4 million for the thirteen weeks ended September 27, 2003. The major component of the 12.9% decrease was a decline in payroll related expenses of $400,000 related to a reduction in headcount as part of the Company's on-going effort to re-size the business. Management continues to examine cost-reduction measures to enhance the Company's profitability and manage operating expenses to better align them with the size of the Company.

Intangible asset amortization was $218,000 and $504,000 for the thirteen weeks ended October 2, 2004 and September 27, 2003, respectively. The decrease in amortization expense was due to intangible asset impairments recorded in fiscal year 2003 and certain intangibles becoming fully amortized, which had the combined effect of lowering the recorded intangible asset balance subject to amortization in fiscal year 2004. Such impairments totaled $3.7 million in fiscal year 2003.

Non-cash equity related charges were $261,000 in the thirteen weeks ended October 2, 2004. The charges relate to the award of restricted stock to select executives and key employees during the fourth quarter of fiscal year 2003, which are being amortized on a graded vesting schedule over a period of two years from the date of grant. The non-cash equity related charges for the thirteen weeks ended September 27, 2003 of $7,000, were primarily attributable to recognition of compensation expense on pre-initial public offering grants of stock options, offset by forfeitures of unvested stock options by employees.

                                  OTHER INCOME

Interest income was $189,000 and $136,000 for the thirteen weeks ended October 2, 2004 and September 27, 2003, respectively, and represented interest earned on invested balances. Interest income increased for the thirteen weeks ended October 2, 2004 as compared to the thirteen weeks ended September 27, 2003, due to investing cash reserves at higher interest rate returns in 2004 compared to 2003. The Company invests in short-term, high-grade investment instruments as part of our overall investment policy.

                                  INCOME TAXES

In the thirteen weeks ended October 2, 2004, the Company fully reserved its income tax benefit generated by its pre-tax losses from continuing operations of $1.1 million in accordance with the provisions of SFAS No. 109 "Accounting for Income Taxes" which requires an estimation of the recoverability of the recorded income tax asset balances. The Company also reported an income tax provision of $13,000 for the thirteen weeks ended October 2, 2004 related to state tax income tax expense. In the thirteen weeks ended September 27, 2003, the Company recorded a valuation allowance of $1.0 million to reserve the entire income tax benefit generated in the third quarter.

THIRTY-NINE WEEKS ENDED OCTOBER 2, 2004 COMPARED TO THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 2003

                                    REVENUES

Revenues increased 3.6% to $17.5 million for the thirty-nine weeks ended October 2, 2004, from $16.9 million for the thirty-nine weeks ended September 27, 2003. The increase in revenue is attributable to improving telecom industry spend, primarily toward wireless and IP, along with a slight increase in our average project size. During the thirty-nine weeks ended October 2, 2004, the Company provided services on 153 customer projects, compared to 154 projects performed in the thirty-nine weeks ended September 27, 2003. Average revenue per project was $114,000 during the thirty-nine weeks ended October 2, 2004 compared to $110,000 in the thirty nine weeks ended September 27, 2003. International revenue base increased to 20.5% of the Company's revenues for the thirty-nine weeks ended October 2, 2004, from 9.3% for the thirty-nine weeks ended September 27, 2003, due primarily to a significant increase in project activity with large global wireline and wireless carriers located in Western Europe and Australia.

Revenues recognized in connection with fixed price engagements totaled $4.5 million and $4.1 million for the thirty-nine weeks ended October 2, 2004 and September 27, 2003, respectively, representing 25.6% and 24.5% of total revenue during the thirty-nine weeks ended October 2, 2004, and September 27, 2003, respectively.

Effective March 4, 2004, management and the Board of Directors elected to shutdown all hardware business (previously reported as the separate business segment "All Other"). Operating results of the hardware segment for the thirty-nine weeks ended October 2, 2004 and September 27, 2003 have been included as a component of discontinued operations in the Consolidated Condensed Statements of Operations and Comprehensive Loss contained herein.

                                COST OF SERVICES

Direct costs of services increased 2.1% to $9.1 million for the thirty-nine weeks ended October 2, 2004 compared to $8.9 million for the thirty-nine weeks ended September 27, 2003, consistent with higher revenue generation on project activity. As a percentage of revenues, our gross margin was 48.1% based upon direct cost of services for the thirty-nine weeks ended October 2, 2004, compared to 47.3% for the thirty-nine weeks ended September 27, 2003. The increase in gross margin was primarily attributable to the mix of services and pricing of projects.

Non-cash equity related charges were $157,000 for the thirty-nine weeks ended October 2, 2004, compared to benefits of $114,000 for the thirty-nine weeks ended September 27, 2003. Non-cash equity related charges for the thirty-nine weeks ended October 2, 2004 relate to the award of restricted stock to select executives and key employees during the fourth quarter of fiscal year 2003, which are being amortized on a graded vesting schedule over a period of two years from the date of grant. The non-cash stock equity related benefit for the thirty-nine weeks ended September 27, 2003, was primarily attributable to the cancellation and forfeiture of unvested stock options by employees.

                               OPERATING EXPENSES

In total,  operating  expenses  decreased to $13.9  million for the  thirty-nine weeks ended October 2, 2004, or 61.0% from $35.6 million for the thirty-nine weeks ended September 27, 2003. Operating expenses include selling, general and administrative costs, equity related charges, goodwill and intangible asset impairment, and intangible asset amortization. The major component of the $21.7 million decrease in operating expenses was an $18.9 million charge in the thirty-nine weeks ended September 27, 2003 for goodwill and intangible asset impairment related to one of our acquired entities. Selling, general and administrative expenses for the thirty-nine weeks ended September 27, 2004 were $12.3 million compared to $14.8 million for the thirty-nine weeks ended September 27, 2003. The major component of the 16.5% decrease was a decline in payroll related expenses of $1.1 million related to a reduction in headcount as part of the Company's on-going effort to re-size the business. Management continues to examine cost-reduction measures to enhance the Company's profitability and manage operating expenses to better align them with the size of the Company.

Intangible asset amortization was $774,000 and $1.9 million for the thirty-nine weeks ended October 2, 2004 and September 27, 2003, respectively. The decrease in amortization expense was due to intangible asset impairments recorded in fiscal year 2003 and certain intangibles becoming fully amortized, which had the combined effect of lowering the recorded intangible asset balance subject to amortization in fiscal year 2004. Such impairments totaled $3.7 million in fiscal year 2003.

Non-cash equity related charges were $776,000 in the thirty-nine weeks ended October 2, 2004. The charges relate to the award of restricted stock to select executives and key employees during the fourth quarter of fiscal year 2003, which are being amortized on a graded vesting schedule over a period of two years from the date of grant. The non-cash equity related charges for the thirty-nine weeks ended September 27, 2003 of $261,000, were primarily attributable to recognition of compensation expense on pre-initial public offering grants of stock options, offset by forfeitures of unvested stock options by employees.

                                  OTHER INCOME

Interest income was $470,000 and $474,000 for the thirty-nine weeks ended October 2, 2004 and September 27, 2003, respectively, and represented interest earned on invested balances. Interest income remained consistent for the thirty-nine weeks ended October 2, 2004 compared to thirty-nine weeks ended September 27, 2003, as lower invested balances in 2004 were offset by higher interest rate returns in 2004 compared to 2003. The Company invests in short-term, high-grade investment instruments as part of our overall investment policy.

                                  INCOME TAXES

For the thirty-nine weeks ended October 2, 2004 the Company fully reserved its deferred income tax asset and benefits generated by its pre-tax losses of $5.2 million from continuing operations in accordance with the provisions of SFAS No. 109 "Accounting for Income Taxes" which requires an estimation of the recoverability of the recorded income tax asset balances. The Company also reported an income tax provision of $47,000 for the thirty-nine weeks ended October 2, 2004 related to state income tax expense. In the thirty-nine weeks ended September 27, 2003, the Company generated an income tax benefit of $10.5 million offset by a valuation allowance of $6.2 million.

                             DISCONTINUED OPERATIONS

On March 4, 2004, management and the Board of Directors elected to shut down the Company's hardware business. The Company concluded that this segment of the business did not align well with the strategic focus of the Company. Charges related to the shutdown of the hardware business were $2.2 million and relate primarily to goodwill impairment and severance charges. In addition losses generated in the thirty-nine weeks ended October 2, 2004 from operations by the discontinued segment were $63,000. These charges are reported within discontinued operations. The prior period has been restated to separately report the loss generated by the discontinued segment, on a net of tax basis, of $30,000 and income of $49,000 for the thirteen and thirty-nine weeks ended September 27, 2003. For business segment reporting purposes, the hardware segment was previously recorded as the "All Other" segment.

                         LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements are employee and consultant compensation and other selling, general and administrative expenses typical for a consulting company in our industry. We have historically met cash requirements primarily through cash generated by operations. During the recent periods in which we have experienced negative cash flow due to operating losses, we have used our cash reserves to meet operating cash requirements.

Net cash used in continuing operating activities was $3.6 million for the thirty nine weeks ended October 2, 2004, compared to net cash used in continuing operating activities of $4.3 million for the thirty-nine weeks ended September 27, 2003. The Company incurred negative cash flow from its operating activities for the thirty-nine weeks ended October 2, 2004 and September 27, 2003 primarily due to operating losses.

Net cash used in investing activities was $107,000 and $98,000 for the thirty-nine weeks ended October 2, 2004 and September 27, 2003, respectively. Cash used in investing activities in 2004 and 2003 related to capitalization of office equipment, software and computer equipment by the Company.

Net cash provided by financing activities was $75,000 in the thirty-nine weeks ended October 2, 2004, and related to proceeds received from the exercise of employee stock options, partially offset by payments made by the Company on the current portion of its capital lease obligations and outstanding debt. Net cash used in financing activities was $33,000 in the thirty-nine weeks ended September 27, 2003, and related to payments made on the current portion of its capital lease obligations and outstanding debt, partially offset by proceeds received from the exercise of employee stock options and purchase of stock under the Company's employee stock purchase plan.

At October 2, 2004, TMNG had approximately $49.1 million in cash and cash equivalents and virtually no long term debt. The Company believes it has sufficient cash to meet anticipated cash requirements, including anticipated capital expenditures, consideration for possible acquisitions, and any continuing operating losses, for at least the next 12 months. The Company has established a flexible model that provides a lower fixed cost structure than most consulting firms, enabling TMNG to scale operating cost structures more quickly based on market conditions. The Company is well positioned because of its cash reserves and minimal debt position to weather continuing adverse conditions in the communications industry for a period of time; however, if the industry and demand for consulting services do not continue to rebound in the foreseeable future and we continue to experience negative cash flow, we could experience liquidity challenges.


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

ITEM 4. CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon that review and evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation. There were no material weaknesses identified in the course of such review and evaluation and accordingly, the Company implemented no corrective measures.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

TMNG has not been subject to any material new litigation or claims against the Company since the time of TMNG's 10-K filing, March 31, 2004. For a summary of litigation in which TMNG is currently involved, refer to TMNG's 10-K, as filed with the Securities and Exchange Commission on March 31, 2004 and Notes 9 and 10 to the Condensed Consolidated Financial Statements included elsewhere in this report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURTIES AND USE OF PROCEEDS

None

ITEM 6. EXHIBITS

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


         SIGNATURE                        TITLE                        DATE
         ---------                        -----                        ----
/S/ RICHARD P. NESPOLA          CHAIRMAN, PRESIDENT AND CHIEF       NOVEMBER 16, 2004
------------------------------  EXECUTIVE OFFICER
RICHARD P. NESPOLA




/S/ DONALD E. KLUMB             CHIEF FINANCIAL OFFICER AND         NOVEMBER 16, 2004
-----------------------------   TREASURER
DONALD E. KLUMB                 (PRINCIPAL FINANCIAL OFFICER
                                AND PRINCIPAL ACCOUNTING
                                OFFICER)
