Form 10-K
period 2005-01-01
MANAGEMENT NETWORK GROUP INC
filed 2005-04-01
CIK 1094814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (MARK ONE)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JANUARY 1, 2005

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of July 3, 2004 was approximately $42.8 million. As of April 1, 2005 the Registrant had 34,862,289 shares of common stock, par value $0.001 per share (the Common Stock), issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The  information  required  to be provided in Part III (Items 10, 11, 12, 13 and
14) of this Annual Report on Form 10-K is hereby incorporated by reference from our definitive 2005 proxy statement which will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year.

                       THE MANAGEMENT NETWORK GROUP, INC.

                                    FORM 10-K



                                TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                     PART I

Item 1.   Business....................................................     3
Item 2.   Property....................................................    15
Item 3.   Legal Proceedings...........................................    15
Item 4.   Submission of Matters to a Vote of Security Holders.........    16

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    16
Item 6.   Selected Consolidated Financial Data........................    18
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    20
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................    27
Item 8.   Consolidated Financial Statements...........................    28
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................    54
Item 9A.  Controls and Procedures ....................................    54
Item 9B.  Other Information ..........................................    54

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..........    54
Item 11.  Executive Compensation......................................    54
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................    54
Item 13.  Certain Relationships and Related Transactions..............    54
Item 14.  Principal Accountant Fees and Services .....................    54

                                    PART IV

Item 15.  Exhibits and Financial Statement Schedules .................    54
SIGNATURES............................................................    55

                                     PART I

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
With the exception of historical information, this report on Form 10-K contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995 and identified by such words as "will be," "intend," "continue," "believe," "may," "expect," "hope," "anticipate," "goal," "forecast" or other comparable terms. Our actual financial condition, results of operations or business may vary materially from those contemplated by such forward looking statements and involve various risks and uncertainties, including but not limited to those discussed in Item 1, "Business - Risk Factors." Investors are cautioned not to place undue reliance on any forward-looking statements.

WEBSITE ACCESS TO EXCHANGE ACTS REPORTS
Our internet website address is www.tmng.com. We make available free of charge through our website all of our filings with the Securities and Exchange Commission ("SEC"), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC. The charters of our audit, nominating and compensation committees and our Code of Business Conduct are also available on our website and in print to any shareholder who requests them.


ITEM 1. BUSINESS

When used in this report, the terms "TMNG," "we," "us," "our" or the "Company" refer to The Management Network Group, Inc. and its subsidiaries.

GENERAL

TMNG, a Delaware corporation, founded in 1990, is a leader in consulting to the communications industry. We have built a fully integrated suite of consulting offerings including strategy, management, marketing, operational, and technology consulting services primarily to communications service providers, technology companies and financial services firms located principally in North America and Western Europe. Historically, in addition to North America and Western Europe, we have provided consulting services to clients in almost all other major international markets. We believe we are unique in our ability to provide a comprehensive business solution to the communications industry, including strategy consulting and business planning, product/service definition and launch, customer acquisition and retention, business model transformation, technical support and process modeling for business support systems (BSS) and operations support systems (OSS). We have consulting experience with almost all major aspects of managing a global communications company. In addition, we provide marketing consulting services to clients outside of the communications industry, primarily in the Eastern region of the United States (Mid-Atlantic).

From our  inception  to  mid-fiscal  year  2000,  we have been a  provider  of a comprehensive  range of  services  to the global  communications  industry  with significant focus and emphasis on management and operational consulting services. During fiscal year 2000 we identified early leading indicators of the market downturn in the communications industry (See "Market Overview" in Item 1 for an additional discussion of market conditions). We broadened our focus and emphasis to include not only management and operational consulting but also strategy and marketing to enable us to deliver more comprehensive solutions to our communications service provider clients. To accomplish this transformation, we looked to increase the breadth of our employee work base, hiring consultants of increasingly diverse backgrounds with various technical competencies, and began an acquisition strategy to acquire consulting companies whose offerings complemented or expanded the offerings we historically provided. Key acquisitions completed by us during the last five years included Cambridge Strategic Management Group, Inc. (now "TMNG Strategy"), The Weathersby Group, Inc. (now "TMNG Marketing") and Tri-Com Computer Services, Inc. ("TMNG Technologies"). These acquired businesses focused primarily on strategy, new product launch initiatives, customer acquisition and retention, and technology consulting to the global communications industry. We believe these acquisitions have expanded key client relationships, have uniquely positioned us in the market to effectively serve today's needs of large global communication service providers, and provided an expansion of our key direct distribution channel elements. We have integrated these practices and are now bringing a fully integrated suite of offerings to the communications marketplace.

As we primarily focus on communications service providers, during the course of numerous engagements we have learned what the service providers' key business objectives consist of, both near and long term. In addition, we have built product offerings targeting software and technology companies, investment banking and private equity firms, which invest in and serve the communications industry. Our services to software and technology firms have included strategy definition, product positioning, application development, assistance in responding to requests for proposals, and implementing solutions within the service provider environment. Services to the investment banking and private equity community have included prospect validation, due diligence, and operational management outsourcing.

Recently, with the market dynamics changing (see "Market Overview" in Item 1) we have been focusing on the opportunity to expand our offerings through indirect channel partners. We believe partnering will better enable us to serve large clients in what has become a shrinking and consolidating marketplace. We provide our partners with contacts, strategic business analysis, business process outsourcing (BPO) solutions, and depth of knowledge and experience in serving the industry. The partnerships bring us technology solutions and systems integration capabilities which enable our partners and us to provide more comprehensive client offerings and solutions to effectively compete with other global consultancies.

Our key strategic initiatives focus on supporting wireless and Internet Protocol ("IP") initiatives in the market place. We have been evolving our service offerings to support the growth and transformation of communications over the next generation of technologies, including IP voice, data and content offerings over both wireline and wireless networks. We have been providing communications consulting expertise to new and growing organizations. In 2003, we took a leadership position in the wireless industry by providing a suite of offerings to assist wireless carriers with the impact of wireless number portability
(WNP). In 2004, we have continued to expand our presence in wireless and in conjunction with Bear, Stearns & Co., completed an in-depth review of new broadband wireless technologies from a business and economic perspective. We are investing in intellectual capital to assist major communications service providers in dealing with the voice over internet protocol ("VoIP") and IP managed offerings which we believe are transforming the industry. We have also established a Mobile Virtual Network Enablement ("MVNE") practice to offer end-to-end consulting services to the fast growing Mobile Virtual Network Operator ("MVNO") market. Finally, we have recruited executives with expertise and relationships serving the rural local exchange carrier (RLEC) market and are building presence and market share in that industry segment of communications service providers.

We intend to continue capitalizing on our industry expertise by refreshing existing proprietary toolsets and building new toolsets to enable us to provide strategic, management, marketing, operational, and technology support to our clients. Our toolsets are consulting guidelines, processes and benchmarks created and updated by our consultants based on their experience over many consulting engagements. These toolsets assist clients to improve productivity, gain competitive advantage, reduce time to market and market entry risk, and increase revenues and profits. Our services are provided by teams comprised of senior professionals recruited from prestigious university campuses complemented by teams of consultants from the communications industry averaging 15 years of experience.

We maintain a unique technology agnostic and vendor neutral position to make unbiased evaluations and recommendations that are based on a thorough knowledge of each solution and each client's situation. Therefore, we are able to capitalize on extensive experience across complex multi-technology communications systems environments to provide the most sound and practical recommendations to our clients.

MARKET OVERVIEW

The demand for consulting services increased throughout the 1990's. This trend was especially prevalent for consulting services of communications and e-commerce consulting firms. The key contributor to this was the significant projected growth of the internet and e-commerce which stimulated capital investment into new and existing wireline communications providers, enabling their investment in new network technology and the creation of new broadband market offerings. Investment was further accelerated through global deregulation of the communications industry throughout the 1990's. The deregulation of the communications industry resulted in increased competition by new market entrants; a massive influx of debt and equity capital to the sector to fund new and existing carrier entrants; rapid internet growth, spurring broadband internet access services, digital subscriber line (DSL) internet access and unbundled local loops that forged the way for wholesale DSL business models; and technological innovations, allowing new service offerings in the areas of voice, data, video and content.

In parallel to the wireline sector, significant investment was made in wireless communications. There was tremendous growth occurring as voice communications were migrating to wireless networks and devices. In addition, the personal communications services (PCS) auctions in the United States and universal mobile telecommunications system (UMTS) broadband spectrum auctions in Europe resulted in new providers, additional services, and improved technology. Increased customer penetration of wireless services occurred in both consumer and business customers, and services were expanded to include wireless data offerings primarily in Europe and Asia.

By mid-2000, following the first announcements of disappointing financial performance by wireline and wireless communication service providers and their vendors, it became apparent that the rate of investment and adoption was far exceeding the expected rate of consumption in e-commerce and broadband offerings. The massive inflow of capital in communications during the 1990's resulted in an inflated market scenario, where once solid business models were now ill equipped to function and adjust to the adverse macroeconomic environment. The cycle was further perpetuated by the over saturation of new market entrants where supply far exceeded levels sustainable by the market, creating pressure for consolidation and funding contraction. As a result, the industry experienced a significant number of bankruptcies and layoffs in excess of one-half million individuals in the United States alone. Because communications companies often purchased services from one another, the bankruptcies led to a vicious cycle of industry-wide destabilization with each successive bankruptcy jeopardizing another company's liquidity position.

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

These macroeconomic forces destabilized the communications industry and depressed the market for outside consulting services, including ours. Communications companies continued to reduce demand for external consultants, seeking instead to utilize more internal resources, or in some cases delayed capital and operating expenditures related to the launch of new products and services, particularly in networks and technology. This resulted in a continued substantial decline in our revenue and profits during fiscal years 2001, 2002 and 2003, although the trend appeared to level off during fiscal year 2004 (see
Item 1, "Business - Risk Factors" and Item 7, "Management's Discussion and Analysis").

Today, the global communications industry is in the midst of what we believe is to be revolutionary change. After approximately four years of retrenching and restructuring, the complements of regulatory decisions and new technologies have begun to stimulate new investment in the sector. What we believe the future of the global communications industry will look like is beginning to take shape. A convergence of voice, data and video or content based communications is occurring. This is bringing both new competitors to the market and resulting in the consolidation of existing industry competitors. In addition, cable communications companies that historically offered video services are now positioning themselves as providers of voice and other data and content services.

As we enter fiscal year 2005, we believe the large global communications companies will be strategically focused on the following key initiatives, with priority depending upon present position and state of the company: bundling of services (i.e., wireline, wireless, high-speed data and video) to compete with cable companies; continued aggressive reduction of costs; reassessment of core competencies in order to leverage strengths and exit weak areas; and migration to new technologies--next generation wireless and VoIP. It is also expected that further market consolidation will occur over the next few years.

It is our belief that the regulatory environment will also continue to play a key factor in the strategy and operations of communications providers as these decisions impact intercarrier costs and pricing. In 2004, the Federal Communications Commission ("FCC") and State Public Utility Commissions ("PUC's") continued to consider the regulatory treatment of IP-enabled services, like VoIP. While it is difficult to predict future outcomes, it seems apparent from the various VoIP orders released by the FCC that they are moving towards a national regulatory regime with limited regulation, rather than state-by-state regulation. These recent regulatory decisions surrounding intercarrier pricing of certain network elements played a role in the consolidations of inter-exchange carrier ("IXC") players like AT&T and MCI as their long-term ability to compete was impaired. In addition to these developments, several key legislators wish to "re-open" the Telecommunications Act of 1996 during the 2005 legislative session. The FCC's continued promotion of flexibility in use of licensed spectrum and easing of spectrum caps has led to consolidation of wireless carriers and the development of advanced wireless technologies which now make wireless a viable "substitute" for wireline rather than just a complement to the bundle.

The convergence of content providers and wireless distribution channels (i.e., carriers) has opened new segments of the market through the MVNO model. MVNOs are mobile operators that do not own their own wireless spectrum or network infrastructure. Instead, MVNOs contract with existing wireless carriers to purchase wholesale access to wireless networks. We believe the MVNO model will move the market for wireless services from a voice-focused market to one focused on value-added non-voice services extending into media and entertainment. As MVNOs, companies traditionally known for content, aim to transform the way consumers view their wireless services. We expect this transformation of the wireless market to occur rapidly and present numerous challenges to the traditional carriers and MVNOs alike.

We expect these regulatory, competitive and technological developments will increase demand for consulting services, with increased focus on wireless and IP based offerings, outsourced BPO service opportunities, and the need for existing management consultancies to provide solutions to these new communications industry challenges. As discussed in Item 1, "Business - General," we have invested significantly to enable us to provide such services.

It has been our experience that because the expertise needed by communications companies to address the market's needs is typically outside their core competencies, they must ultimately either recruit and employ experts or retain outside specialists. We believe due to the range of expertise required and the time associated with hiring and training new personnel, bringing expertise in-house is often not a viable option. Although demand for consulting services has been down in recent years, we believe customers will need to outsource some of the expertise required to adapt to new environments and capitalize on new technologies now emerging. When retaining outside specialists, we believe communications companies need experts that fully understand the communications industry and can provide timely and unbiased advice and recommendations. We continue to position ourselves to respond to that anticipated need.

BUSINESS STRATEGY

Our objective is to establish ourselves as the consulting company of choice to the communications industry, which includes the service providers and technology companies that serve the industry, and the financial services and investment banking firms that invest in the sector. The following are key strategies we have adopted to pursue this objective.

- Develop and evolve existing offerings/solutions and thought leadership

We plan to continue expanding our end-to-end solutions offerings, both by organic expansion and/or through acquisitions. Organic expansion involves assisting clients in further defining competitive position, launching new products and services and generating revenues through integrated offerings jointly developed by us and our acquired companies. Organic expansion will also focus on offerings geared towards increasing clients' efficiencies. We have expanded our offerings through the acquisition of TMNG Marketing in late 2000. TMNG Marketing provides a full spectrum of marketing consulting services, including product development, churn management and market research that takes clients from the point of product definition to customer acquisition and retention. Additionally, in March 2002, we acquired TMNG Strategy. TMNG Strategy provides a wide range of business strategy services including analyses of industry and competitive environments; product and distribution strategies; finance, including business case development, modeling, cost analysis and benchmarking; and due diligence and risk assessment.

- Continue to build the TMNG brand

We plan to continue building and communicating the TMNG brand, further positioning ourselves as the consultancy of choice for the global communications industry. Special focus will be placed on brand and eminence building in the wireless consulting and VoIP arenas. Direct marketing efforts and other marketing initiatives are underway to continue building awareness of TMNG and communicating our key strengths, including our unique high level of experienced consultants, our singular focus on the global telecommunications industry, our integrated end-to-end solution and our commitment to bringing clients a positive return on their investment.

- Focused and effective retention and recruitment

We plan to further enhance our business model to accommodate the anticipated types of consulting services resulting from revolutionary change occurring within the communications sector. One key element of our business model is the attraction and retention of high quality, experienced consultants. Our two primary challenges in the recruitment of new consulting personnel are the ability to recruit talented personnel with the skill sets necessary to capitalize on an industry undergoing revolutionary change and the ability to execute such recruitment with an appropriate compensation arrangement.

We reinvigorate existing skill sets of our consultants with proprietary toolsets that provide methodologies they use to augment their experience and help analyze and solve clients' problems. We utilize a network of eRooms to serve as a knowledge base, enabling consultant collaboration on engagements and providing support information and updates of TMNG current toolsets and releases of next generation tools. Finally, we continue to manage our flexible and unique employee and independent subject matter expert model to maximize skill set offerings, while minimizing the effect of unbillable consultant time.

- Maintaining a global presence

We plan to maintain our presence globally to deliver services and solution capabilities to client companies located around the world. We believe the competitive market expertise of our U.S. consultants can be a key factor for foreign companies facing the business issues associated with deregulation and competition, especially in Western Europe.

- Building intellectual capital and a comprehensive suite of wireless and VoIP consultative offerings

We have completed engagements with wireless clients in the U.S., Europe, Latin America, Asia and the Middle East. Our services have included business and strategic planning, product development, customer acquisition and retention, business and operations process design and reengineering, revenue and cost management and network planning. In 2003 we continued to build a suite of offerings to support WNP for the wireless industry. During 2004, we co-authored a study with Bear, Stearns & Co. analyzing the impact of new broadband wireless technologies on public and private companies in the telecommunications sector.

In 2005, our top two strategic focuses will be continued  development of service
offerings   supporting   wireless   communication   service  providers  and  the
transformation to IP technologies.

- Leveraging knowledge and skills through partner channels

We are also focusing on managed service offerings and partnerships with select global technology, outsourcing and system integration firms as a complement to our consultancy offerings. We believe this will be a fast growing market segment which should allow us to leverage our intellectual capital while teaming with technology partners to bring BPO and managed services offerings to select clients. We believe we are uniquely positioned to capitalize on these anticipated market opportunities, particularly because of our vendor neutrality and proprietary productivity toolsets.

SERVICES

We provide a full range of strategic, marketing, operations and technology consulting services to the communications industry. Services provided include:

- Strategy and Business Case Development

We provide comprehensive strategic analysis to service providers, equipment manufacturers and financial investors in the communications industry. Our approach combines rigorous qualitative and quantitative analyses with a detailed understanding of industry trends, technologies, and developments. We provide clients with specific solutions to their key strategic issues relating to their existing business as well as new product and service opportunities. Our services include business case development, data and content strategies, marketing spending optimization, service and brand diversification, enterprise and small business strategies, technology commercialization and operational strategies.

- Product Development and Management

We offer global communications service providers the benefit of our hands-on experience developing and launching new products and services for some of today's industry leaders. Our product development approach includes market assessments, product/service definition, business requirements definition, project management, testing and release. We also help communications clients by evaluating the profitability of existing product and service offerings to identify opportunities to consolidate, de-emphasize or decommission offerings to improve clients' overall profitability.

- Customer Acquisition and Retention

We have developed and implemented acquisition and retention strategies for clients in the communications industry. We have consultants skilled in the areas of target market segmentation, campaign management and sales-process management. Our strategies take into account the needs and preferences of the target market and include a mix of marketing communications, partner programs, e-marketing, direct sales, telemarketing, direct response and loyalty and retention programs.

- Revenue and Cost Management

We are dedicated to helping clients uncover and recover missed billing opportunities at every stage along the revenue life cycle and reduce the costs associated with managing business functions. Our approach to revenue and cost management centers around operational assessment, process improvement, organizational restructuring, and continuous improvement. Our consultants utilize their industry expertise and our proprietary TMNG QBC(R) (Quality Business Controls) toolset to deliver quantifiable benefits to clients.

- Business and Operations Process Redesign and Reengineering

We provide clients with efficient, integrated business and operational processes, supporting technology systems and web-centric interfaces across all OSS/BSS applications. We take clients from the point of customer acquisition to provisioning all the way through to billing, accounts receivable management and cash collections to profits in the bank.

- Corporate Investment Services

We provide a wide range of services  to  investment  banking and private  equity firms in connection with investments and mergers and acquisitions in the communications industry. Services include evaluation of management teams and business plans, identification of strengths and weakness of the company, and analyses of the company's financial models, systems, products and operational and business processes. Post-investment support is also provided to help customers in the optimization of their investment through our Operational Performance Appraisal (OPA(TM)) tool. OPA(TM) features an assessment of communications companies' revenue assurance, network inventory, network operations, order management and provisioning, disaster recovery planning and e-commerce operations and products. The OPA(TM) seeks to help companies optimize asset utilization, including network assets and inventory. In addition, OPA(TM) seeks to maximize revenue and minimize associated costs and determine if the provider's customers are being served effectively.

- TMNG Resources

TMNG Resources, a business unit of TMNG Marketing, focuses on providing subject matter experts utilizing a staff augmentation model. As the telecom industry starts to rebound, we believe service providers may, at least initially, be hesitant to make permanent hiring decisions and will seek temporary expert staff. We believe TMNG Resources is uniquely positioned to fill the recruiting needs of our clients.

COMPETITION

The market for communications consulting services is highly fragmented and changing rapidly. We face competition from major business and strategy consulting firms, large systems integration and major global outsourcing firms, offshore development firms from the Asian markets, equipment and software firms that have added service offerings, and customers' internal resources. Recently, there has been a significant increase in demand for firms that can bundle BPO with systems and technical integration. Many of these competitors are large organizations that provide a broad range of services to companies in many industries, including the communications industry. Many of these competitors have significantly greater financial, technical and marketing resources and greater name recognition than us. With the communications industry experiencing significant economic challenge, contraction and consolidation, we believe our principal competitive factor is our continual focus on the communications industry and the ability to develop and deliver solutions that enhance client revenue and asset utilization and provide return on investment. We also believe the complementary experience and expertise of our professionals represents a competitive advantage. In a down economic environment our biggest competitor is the customer's internal resources. As a result, the most significant competitive advantage becomes long-lived relationships with key client executives that have developed over time from consistency in responsiveness to their needs, quality and reliability of consultants and deliverables, and an appropriate price/value formula.

We have faced, and expect to continue to face, additional competition from new entrants into the communications consulting markets. We have also experienced increased price competition, particularly from large Asian firms providing technical support and outsourcing and other large firms that have the financial resources to aggressively price engagements that they have a particular interest in obtaining. Increased competition could result in further price reductions, fewer client projects, underutilization of consultants, reduced operating margins, and loss of market share.

EMPLOYEES

Our ability to recruit and retain experienced, highly qualified and highly motivated personnel has contributed greatly to our performance and will be critical in the future. We offer a flexible recruiting model that enhances our ability to attract consultants and to effectively manage utilization. Our consultants may work as full time employees or as contingent employees. Contingent employees receive company-paid medical insurance, vacation and other employee benefits, but instead of receiving a regular salary, they are only paid for time spent working on consulting projects for customers or working on internal projects. Generally, we will offer contingent employment to personnel who are frequently utilized on consulting projects, and have a skill set/offering that is in high demand. We also have relationships with many independent contracting firms to assist in delivery of consulting solutions. Our current base of independent firms has specialized expertise in discrete areas of communications, and we typically deploy these firms only when their unique expertise/offering is required.

During fiscal year 2004, we utilized approximately 259 consultants, representing a combination of employee consultants and independent contracting firms. Of these, 70 were employee consultants and approximately 189 were working on engagements for us primarily through independent subcontracting firms. In addition to the consultants, we have an administrative staff of approximately 27 employees in the accounting and finance, marketing, recruiting, information technology, human resources and administrative areas.

BUSINESS SEGMENTS

Based on an analysis of the criteria in Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosure about Segments of an Enterprise and Related Information" we historically concluded we had five operating segments, of which four were aggregated in one reportable segment, the Management Consulting Services segment, and the remaining segment in All Other. Services provided by the Management Consulting Services segment include business strategy and planning, marketing and customer relationship management, billing system support, operating system support, revenue assurance, corporate investment services, and network management. All Other consisted of computer hardware commissions and rebates received in connection with the procurement of hardware for third parties. Effective with the discontinuation of the hardware business in March 2004, we now have one reportable segment, and therefore summarized financial information concerning the Management Consulting Services segment is not included in this report. For summarized financial information regarding the All Other segment, see Note 4 "Discontinued Operations." There are no inter-segment sales.

MAJOR CUSTOMERS

We have provided services to approximately 1,000 domestic and international customers, primarily communication service providers and large technology and applications firms serving the communications industry and investment banking and private equity firms that invest in the sector. We depend on a small number of key customers for a significant portion of revenues. Revenues from two global carriers each accounted for more than 10% of our revenues, and in the aggregate accounted for 26.2% of revenues in fiscal year 2004 and 25.3% of revenues in fiscal year 2003. Also during fiscal year 2004, our top ten customers accounted for approximately 67.0% of total revenue. We generally provide discounted pricing for large projects on fixed commitments with long-term customers. Because our clients typically engage services on a project basis, their needs for services vary substantially from period to period. We continue to concentrate on large wireline and wireless global communications companies headquartered principally in North America and Western Europe and seek to offer broad and diversified services to these customers. We anticipate that operating results will continue to depend on volume services to a relatively small number of communication service providers and technology vendors. We anticipate increased market demand for bundled business process and technical outsourcing which we and our partners have formalized agreements to provide.

INTELLECTUAL PROPERTY

Our success is dependent, in part, upon proprietary processes and methodologies. We rely upon a combination of copyright, trade secret, and trademark law to protect our intellectual property. Additionally, employees and consultants sign non-disclosure agreements to assist us in protecting our intellectual property.

We have not applied for patent protection for the proprietary methodologies used by our consultants. We do not currently anticipate applying for patent protection for these toolsets and methodologies.

SEASONALITY

In the past, we have experienced seasonal fluctuations in revenue in the fourth quarter due primarily to the fewer number of business days because of the holiday periods occurring in that quarter. We may continue to experience fluctuations in revenue in the fourth quarter. As we expand internationally, third quarter revenue may fluctuate as a result of significant vacation periods taken in the summer months.

RISK FACTORS

Our business, operating results, financial condition and stock price are subject to numerous risks, uncertainties, and contingencies, many of which are beyond our control. The following important factors, among others, could cause actual results to differ materially from those contemplated in forward-looking statements made in this annual report on Form 10-K or presented elsewhere by management from time to time. Investors are urged to consider these risk factors when evaluating an investment in TMNG.

RISK THAT MAY IMPACT OUR FINANCIAL PERFORMANCE

OUR  BUSINESS  IS  COMPLETELY  DEPENDENT  ON  CONDITIONS  IN THE  COMMUNICATIONS
INDUSTRY

We focus almost exclusively on customers in the communications industry and investment banking and private equity firms investing in that industry. We experienced significant growth in demand for our services throughout the 1990's. Since 2000, the communications industry has experienced a number of adverse conditions, including bankruptcies, layoffs, consolidation and contradiction, declining market values, and in some cases financial scandals. These macro economic conditions substantially reduced the demand for our services and caused our revenues to decline, resulting in operating losses, negative cash flow and a decline in our stock price. If the communications industry does not recover and demand for our services does not increase in the foreseeable future, we may continue to incur operating losses and negative cash flow, which may eventually adversely affect our liquidity.

ADVERSE CONDITIONS IN THE COMMUNICATIONS INDUSTRY MAY HURT OUR BUSINESS

Future client financial difficulties and/or bankruptcies could require us to write-off receivables that are in excess of bad debt reserves, which would harm our results of operations in future fiscal periods. Client bankruptcies could also create an at-risk situation on funds collected for professional services within 90 days of the bankruptcy filing date. In addition, any continuing deterioration of conditions in the communications sector could cause companies to delay new product and new business initiatives and to seek to control expenses by reducing the use of outside consultants. The communications industry is in a period of consolidation, which could reduce our client base, eliminate future opportunities or create conflicts of interest among clients. As a result, current industry conditions may continue to harm our business, financial condition, results of operations, liquidity and ability to make acquisitions and raise investment capital.

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

Because a significant portion of our non-consultant expenses are relatively fixed, a variation in the number of client assignments or the timing of the initiation or the completion of client assignments may cause significant variations in operating results from quarter-to-quarter and could result in continuing losses. To the extent the addition of consultant employees is not followed by corresponding increases in revenues, additional expenses would be incurred that would not be matched by corresponding revenues. Therefore, profitability would decline and we could potentially experience further losses and our stock price would likely decline.

AN INCREASING PERCENTAGE OF OUR BUSINESS IS REPRESENTED BY CONTINGENT FEE OR FIXED FEE CONTRACTS, WHICH EXPOSE US TO ADDITIONAL RISKS

Fixed and contingent fee contracts entail subjective judgments and estimates about revenue recognition and are subject to uncertainties and contingencies. For a more complete discussion of our accounting for revenue recognition, see "Critical Accounting Policies" included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Fixed fee contracts expose us to the risk that our cost of performing the contract may be higher than expected, reducing or eliminating our profit margin from the contract. In contingent fee contracts, some or all of our compensation may be dependent on the achievement of certain benefits or results. If those benefits or results are not achieved, we could lose money on the contract.

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

- adverse effects on our financial statements, including write-offs if the business does not perform as expected and assumption of liabilities of acquired businesses; and

-    paying too much for an acquired company.

If  we  make  acquisitions  and  any  of  these  problems   materialize,   these
acquisitions could negatively affect our operations, profitability and financial condition.

ANY CONTINUING DECREASE IN CURRENT AND PROJECTED REVENUES MAY RESULT IN ADDITIONAL ASSET IMPAIRMENTS THAT WOULD CONTINUE TO ADVERSELY AFFECT OUR PROFITABLITY

We have made and may continue to make acquisitions. As a result, goodwill and intangible assets constitute a significant portion of the assets reported on our balance sheet. We have, in the past, been required to write down goodwill and intangible assets on our financial statements as a result of declining revenues and earnings of the businesses we acquire. We may continue to be required to take assets impairment charges in the future. Our earnings and profitability would be adversely affected by any further asset impairments.

The Financial Accounting Standards Board ("FASB") has issued SFAS No. 142 "Accounting for Goodwill and Intangible Assets." SFAS No. 142 requires an annual evaluation of goodwill to determine if an impairment of goodwill has occurred. The evaluation involves calculating enterprise fair value, which may be based on a number of analyses, including a discounted cash flow projection of future financial results. Estimated fair values are then compared to the total recorded book value to determine if an impairment of goodwill is deemed to have occurred. If an impairment of goodwill is deemed to have occurred, this would negatively affect our consolidated results of operations. We recorded impairment charges of $27.1 million, $15.8 million, and $2.2 million related to the impairment of goodwill in 2002, 2003, and 2004, respectively. If we are not able to achieve projected future operating performance and related cash flows, goodwill may become further impaired, and the resulting asset impairment would be charged to operating income.

In connection with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" we are using our best estimates based on reasonable and supportable assumptions and projections, reviews for impairment of long-lived assets and certain identifiable intangibles to be held and used whenever events or changes in circumstances indicate that the carrying amount of our assets might not be recoverable. During fiscal year 2003, we identified such events, including significant decreases in revenue from customers whose relationships were valued in purchase accounting. We performed impairment tests, and determined that the carrying value of customer relationships exceeded their fair market value and recorded an impairment loss of approximately $3.7 million in 2003. If we are not able to achieve projected future operating performance and related cash flows, intangible assets may become further impaired, and the resulting asset impairment would be charged to operating income.

WE HAVE REDUCED CONSULTANT HEADCOUNT WHICH COULD ADVERSELY AFFECT OUR ABILITY TO PERFORM CONSULTING ENGAGEMENTS AND OBTAIN NEW BUSINESS

We have undergone a series of cost-cutting measures since 2001 to better align our operating costs with the reduced demand for communications consulting services. As part of these cost-costing measures, we have reduced our employee consultant headcount. Because the talents and skills of those consultants are no longer available to us, we may lose opportunities to obtain future consulting engagements or have difficulty performing engagements we do obtain, any of which could harm our business.

THE MARKET IN WHICH WE COMPETE IS INTENSELY COMPETITIVE - ACTIONS BY COMPETITORS COULD RENDER OUR SERVICES LESS COMPETITIVE, CAUSING REVENUES AND INCOME TO DECLINE

The market for consulting services to communications companies is intensely competitive, highly fragmented and subject to rapid change. Competitors include strategy and management consulting firms and major global outsourcing firms like IBM, Electronic Data Systems Corporation (EDS) and Computer Sciences Corporation, which have become more significant competitors recently due to the outsourcing of business support systems and operating support systems by communications companies. We are also subject to competition from large technical firms from the Asian markets, like Infosys Technologies, Ltd. that can provide significant cost advantages. Some of these competitors have also formed strategic alliances with communications and technology companies serving the industry. We also compete with internal resources of our clients. Although non-exhaustive, a partial list of our competitors includes:

-    Accenture;

-    Booz-Allen & Hamilton;

-    Cap Gemini;

-    DiamondCluster International, Inc.;

-    IBM;

-    Infosys Technologies, Ltd.; and

-    McKinsey & Company

-    Computer Sciences Corporation

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

We also believe our ability to compete depends on a number of factors outside of our control, including:

- the prices at which others offer competitive services, including aggressive price competition and discounting on individual engagements which may become increasingly prevalent in the current industry environment;

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

WE MUST CONTINUALLY ENHANCE OUR SERVICES TO MEET THE CHANGING NEEDS OF CUSTOMERS OR WE MAY LOSE FUTURE BUSINESS TO OUR COMPETITORS

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

IF WE ARE NOT ABLE TO EFFECTIVELY RECRUIT AND RETAIN MANAGEMENT AND CONSULTING PERSONNEL THAT PROVIDE US WITH NEW TALENT SETS ENABLING THE IMPLEMENTATION OF NEW STRATEGIC OFFERINGS IN A RAPIDLY CHANGING MARKET, OUR FINANCIAL PERFORMANCE MAY BE NEGATIVELY IMPACTED

Our ability to adapt to changing market conditions will depend on our ability to recruit and retain talented personnel, which cannot be assured. We may face two critical challenges in the recruitment of new management personnel. The first is the ability to recruit talented management personnel with the skill sets necessary to capitalize on an industry undergoing revolutionary change, and the second is the ability to execute such recruitment with an appropriate compensation arrangement. If we are unable to recruit and retain the people we need to perform our consulting engagements in a rapidly changing environment, our business may suffer.

We must attract new consultants to implement our strategic plans. The number of potential consultants that meet our hiring criteria is relatively small, and there is significant competition for these consultants from direct competitors and others in the communications industry. Competition for these consultants may result in significant increases in our costs to attract and retain the consultants, which could reduce margins and profitability. In addition, we will need to attract consultants in international locations, principally Europe, to support our international strategic plans. We have limited experience in recruiting internationally, and may not be able to do so. Any inability to recruit new consultants or retain existing consultants could impair our ability to service existing engagements or undertake new engagements. If we are unable to attract and retain quality consultants, our revenues and profitability would decline.

OUR ENGAGEMENTS WITH CLIENTS MAY NOT BE PROFITABLE OR MAY BE TERMINATED BY OUR CLIENTS ON SHORT NOTICE

Unexpected costs, delays or failure to achieve anticipated cost reductions could make our contracts unprofitable. We have many types of contracts, including time and materials contracts, fixed-price contracts and contingent fee contracts. When making proposals for engagements, we estimate the costs and timing for completing the projects. These estimates reflect our best judgment regarding our costs, as well as the efficiencies of our methodologies and professionals as we plan to deploy them on our projects. Any increased or unexpected costs, delays or failures to achieve anticipated cost reductions in connection with the performance of these engagements, including delays by factors outside our control, could make these contracts less profitable or unprofitable, which would have an adverse effect on our profit margin.

Under many of our contracts, the payment of some or all of our fees is conditioned upon our performance. We are increasingly moving away from contracts that are priced solely on a time and materials basis and toward contracts that also include incentives related to factors such as benefits produced. During fiscal year 2004, we estimate that approximately 40.5% of our contracts had some fixed-price, incentive-based or other pricing terms that conditioned some or all of our fees on our ability to deliver these defined goals. The trend to include greater incentives in our contracts may increase the variability in revenues and margins earned on such contracts.

A majority of our contracts can be terminated by our clients with short notice and without significant penalty. Our clients typically retain us on a non-exclusive, engagement-by-engagement basis, rather than under exclusive long-term contracts. A majority of our consulting engagements are less than 12 months in duration. The advance notice of termination required for contracts of shorter duration and lower revenues is typically 30 days. Longer-term, larger and more complex contracts generally require a longer notice period for termination and may include an early termination charge to be paid to us. Additionally, large client projects involve multiple engagements or stages, and there is a risk that a client may choose not to retain us for additional stages of a project or that a client will cancel or delay additional planned engagements. These terminations, cancellations or delays could result from factors unrelated to our work product or the project, such as business or financial conditions of the client, changes in client strategies or the economy in general. When contracts are terminated, we lose the associated revenues and we may not be able to eliminate associated costs in a timely manner.
Consequently, our profit margins in subsequent periods may be lower than expected.

OUR PROFITABLITY WILL SUFFER IF WE ARE NOT ABLE TO MAINTAIN OUR PRICING AND UTILIZATION RATES AND CONTROL COSTS

Our profitability is largely a function of the rates we are able to obtain for our services and the utilization rate, or chargeability, of our professionals. If we do not maintain pricing for our services and an appropriate utilization rate for our professionals without corresponding cost reductions, our profitability will suffer. We are under increasing price competition from competitors, which could adversely affect our profitability.

IF INTERNATIONAL BUSINESS VOLUMES INCREASE, WE MAY BE EXPOSED TO A NUMBER OF BUSINESS AND ECONOMIC RISKS, WHICH COULD RESULT IN INCREASED EXPENSES AND DECLINING PROFITABILITY

If our international business volumes increase, we will face a number of business and economic risks, including:

-    unfavorable fluctuations in foreign currency exchange rates;

-    difficulties in staffing and managing foreign operations;

-    seasonal reductions in business activity;

-    competition from local and foreign-based consulting companies;

-    ability to protect our intellectual property;

-    unexpected changes in trading policies and regulatory requirements;

- legal uncertainties inherent in transnational operations, such as export and import regulations, tariffs and other trade barriers;

-    the impact of foreign laws, regulations and trade customs;

-    U.S. and foreign taxation issues;

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

In addition, we may not be able to successfully execute our business plan in foreign markets. If we are unable to achieve anticipated levels of revenues from international operations, overall revenues and profitability may decline.

WE ARE DEPENDENT ON A LIMITED NUMBER OF KEY PERSONNEL, AND THE LOSS OF THESE INDIVIDUALS COULD HARM OUR COMPETITIVE POSITION AND FINANCIAL PERFORMANCE

Our business consists primarily of the delivery of professional services and, accordingly, our success depends upon the efforts, abilities, business generation capabilities and project execution of our executive officers and key consultants. Our success is also dependent upon the managerial, operational, marketing, and administrative skills of our executive officers, particularly Richard Nespola, TMNG's Chairman, President and Chief Executive Officer. The loss of any executive officer or key consultant or group of consultants, or the failure of these individuals to generate business or otherwise perform at or above historical levels, could result in a loss of customers or revenues, which could harm our financial performance.

IF WE FAIL TO PERFORM EFFECTIVELY ON PROJECT ENGAGEMENTS, OUR REPUTATION, AND THEREFORE OUR COMPETITIVE POSITION AND FINANCIAL PERFORMANCE, COULD BE HARMED

Many of our engagements come from existing clients or from referrals by existing clients. Therefore, our growth is dependent on our reputation and on client satisfaction. The failure to perform services that meet a client's expectations may damage our reputation and harm our ability to attract new business.

IF WE FAIL TO DEVELOP AND MAINTAIN LONG-TERM RELATIONSHIPS WITH OUR CUSTOMERS, OUR SUCCESS WOULD BE JEOPARDIZED

A substantial majority of our business is derived from repeat customers. Future success depends to a significant extent on our ability to develop long-term relationships with successful communications providers who will give us new and repeat business. Inability to build long-term customer relationships could result in declining revenues and profitability. This may increasingly be the case with any further consolidation or contraction in the industry.

WE CLASSIFY A LARGE NUMBER OF SUBCONTRACTORS AS INDEPENDENT CONTRACTORS FOR TAX AND EMPLOYMENT LAW PURPOSES. IF THESE FIRMS OR PERSONNEL WERE TO BE RECLASSIFIED AS EMPLOYEES, WE COULD BE SUBJECT TO BACK TAXES, INTEREST, PENALTIES AND OTHER LEGAL CLAIMS

We provide a significant percentage of consulting services through independent contractors and, therefore, do not pay Federal or state employment taxes or withhold income taxes for such persons. We generally do not include these independent contractors in our benefit plans. In the future, the IRS or state authorities may challenge the status of consultants as independent contractors. Independent contractors may also initiate proceedings to seek reclassification as employees under state law. In either case, if persons engaged by us as independent contractors are determined to be employees by the IRS or any state taxation department, we would be required to pay applicable Federal and state employment taxes and withhold income taxes with respect to such contractors, and could become liable for amounts required to be paid or withheld in prior periods along with interest and penalties. In addition, we could be required to include such contractors in benefit plans retroactively and going forward.

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

In particular, we are currently a defendant in litigation brought by the bankruptcy trustee of a former client. This litigation seeks to recover at least $1.85 million for breach of contract, breach of fiduciary duties and negligence, plus $320,000 in consulting fees paid by the former client. See Item 3, "Legal Proceedings."

OUR INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY COULD HARM OUR COMPETITIVE POSITION AND FINANCIAL PERFORMANCE

Despite our efforts to protect proprietary rights from unauthorized use or disclosure, parties, including former employees or consultants, may attempt to disclose, obtain or use our solutions or technologies. The steps we have taken may not prevent misappropriation of our intellectual property, particularly in foreign countries where laws or law enforcement practices may not protect proprietary rights as fully as in the United States. Unauthorized disclosure of our proprietary information could make our solutions and methodologies available to others and harm our competitive position.

RISK THAT COULD AFFECT OUR STOCK PRICE

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

- the relatively small public float and relatively low volume at which our stock trades;

- changes in estimates of performance or recommendations by financial analysts;

- any further reduction in our revenues or continued losses during 2005 and future years; and

- continuing adverse market conditions in the communications industry and the economy as a whole.

In addition, the stock market itself experiences significant price and volume fluctuations. These fluctuations particularly affect the market prices of the securities of many technology and communications companies. Our stock price tends to track the stock price of communications companies, which have declined substantially and may continue to do so. These broad market fluctuations could continue to harm the market price of our common stock. If the market price of our common stock continues to decline, we may risk being delisted from the NASDAQ Stock Market on which our stock trades. The recent decline in our overall market capitalization may also discourage analysts and investors from following us. Additionally, due to the limited public float of our common stock, investors may find their investment illiquid, and suffer losses.


PRINCIPAL STOCKHOLDERS, EXECUTIVE OFFICERS AND DIRECTORS HAVE SUBSTANTIAL CONTROL OVER OUR VOTING STOCK

Executive officers, directors and stockholders owning more than five percent of our outstanding common stock (and their affiliates) own a majority of our outstanding common stock. If all such persons acted together, they would have the ability to control all matters submitted to the stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets) and to control our management and affairs. Concentration of ownership of our common stock may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, any of which could be beneficial to our shareholders.

WE MAY SEEK TO RAISE ADDITIONAL FUNDS, WHICH MAY BE DILUTIVE TO STOCKHOLDERS OR IMPOSE OPERATIONAL RESTRICTIONS

Although we have not been required to obtain new debt or equity financing to support our operations or complete acquisitions, we may decide or be required to raise new capital for these or other purposes in the future. There can be no assurances any such capital would be available to us on acceptable terms. Debt financing, if available, may involve restrictive covenants, which may limit our operating flexibility with respect to certain business matters. Debt financing would require payments of principal and interest, which could adversely affect our cash flow and profitability. Any debt financing may be secured by our tangible and intangible assets, which could expose us to the loss of those assets if we are unable to meet debt service requirements. If additional funds are raised through the issuance of equity securities, our stockholders may experience dilution in the voting power or net book value per share of our stock, and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock.

ANTI-TAKEOVER PROVISIONS AND OUR RIGHT TO ISSUE PREFERRED STOCK COULD MAKE A THIRD PARTY ACQUISITION DIFFICULT

Our certificate of incorporation, bylaws, and anti-takeover provisions of Delaware law could make it more difficult for a third party to acquire control of us. In addition, our bylaws provide for a classified board, with board members serving staggered three-year terms. The Delaware anti-takeover provisions and the existence of a classified board, in addition to our relatively small public float, could make it more difficult for a third party to acquire us, even if such transactions were in the best interest of our shareholders.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

For information about foreign and domestic operations, see Item 8, "Consolidated
Financial   Statements,"  Note  5  "Business   Segments,   Major  Customers  and
Significant Group Concentrations of Credit Risk."

ITEM 2. PROPERTY

Our principal executive offices are located in 4,305 square feet of space in Overland Park, Kansas. This facility houses the executive, corporate and administrative offices and is under a lease, which expires in August 2005. In addition to the executive offices, we also lease 7,575 square feet of space in McLean, Virginia for our TMNG Marketing subsidiary, under a lease which expires in June 2009, and 10,344 square feet of space in Boston, Massachusetts, under a lease which expires in 2011. The Boston and McLean locations are primarily utilized by management and consulting personnel.

In the fourth quarter of fiscal year 2004, we made the decision to consolidate office space. In connection with this decision, a sublease agreement for 11,366 square feet of unutilized office space in Boston, Massachusetts was entered into with a third party through the end of the original lease term in 2011. For additional discussion of this sublease, see Item 8, "Consolidated Financial Statements," Note 8 "Real Estate Restructuring."

ITEM 3. LEGAL PROCEEDINGS

We are involved in legal proceedings and litigation arising in the ordinary course of business. In addition, customer bankruptcies could result in a claim on collected balances for professional services near the bankruptcy filing date. While resolution of legal proceedings, claims and litigation may have an impact on our financial results for the period in which they are resolved, we believe that the ultimate disposition of these matters will not have a material adverse effect upon our consolidated results of operations, cash flows or financial position.

In June 1998, the bankruptcy trustee of a former client, Communications Network Corporation, sued us for a total of $320,000 in the U.S. Bankruptcy Court in New York seeking recovery of $160,000 alleging an improper payment of consulting fees paid by the former client during the period from July 1, 1996, when an involuntary bankruptcy proceeding was initiated against the former client, through August 6, 1996, when the former client agreed to an order for relief in the bankruptcy proceeding, and $160,000 in consulting fees paid by the former client after August 6, 1996. Although we deny these claims and plan to vigorously defend ourselves, we have reserves at January 1, 2005 of $160,000, which we believe are adequate in the event of loss or settlement on those claims.

The bankruptcy trustee has also sued us for at least $1.85 million for breach of contract, breach of fiduciary duties and negligence. Although assurance cannot be given as to the ultimate outcome of this proceeding, we believe we have meritorious defenses to the claims made by the bankruptcy trustee, including particularly the claims for breach of contract, breach of fiduciary duty and negligence, and we believe that the ultimate resolution of this matter will not materially harm our business.

In 2002 and 2003, we received demands aggregating approximately $1.2 million by the bankruptcy trustees of several former clients in connection with collected balances near the customers' respective bankruptcy filing dates. Although we do not believe we received any preferential payments from these former clients and plan to vigorously defend those claims, we have reserves at January 1, 2005 of $727,000, which we believe are adequate in the event of loss or settlement on those claims.

On August 25, 2004, we entered into a mediated settlement agreement to settle pending litigation with a customer. Pursuant to the terms of the settlement agreement, each party was dismissed from any liability for the claims made against it and the customer agreed to make a cash settlement payment to us, in the amount of $2 million to settle all claims and disputes arising under the consulting services agreement. We have no obligation to render further services to the customer. At October 11, 2004, we received the $2 million settlement from the customer and the parties dismissed one another from liability.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is quoted on the NASDAQ Stock Market under the symbol TMNG. The high and low closing price per share for the Common Stock for the fiscal years ending January 1, 2005 and January 3, 2004 by quarter were as follows:


                                                    High           Low
        First quarter, fiscal year 2004            $ 5.50        $ 3.19
        Second quarter, fiscal year 2004           $ 3.75        $ 1.77
        Third quarter, fiscal year 2004            $ 2.45        $ 1.62
        Fourth quarter, fiscal year 2004           $ 2.40        $ 1.92



                                                    High           Low
        First quarter, fiscal year 2003            $ 1.90        $ 1.25
        Second quarter, fiscal year 2003           $ 2.02        $ 1.21
        Third quarter, fiscal year 2003            $ 2.82        $ 1.74
        Fourth quarter, fiscal year 2003           $ 3.53        $ 2.31



The above information reflects inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

As of March 31, 2005 the closing price of our Common Stock was $2.37 per share. At such date, there were approximately 93 holders of record of our Common Stock.

Holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available. To date, we have not paid any cash dividends on our Common Stock and do not expect to declare or pay any cash or other dividends in the foreseeable future.

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
                                              OR VESTING OF RESTRICTED       EXERCISE PRICE OF          PLANS (EXCLUDING SECURITIES
                                                       STOCK                OUTSTANDING OPTIONS         REFLECTED IN COLUMN (a))

PLANS APPROVED BY SECURITY HOLDERS
- 1998 Equity Incentive Plan - Stock Options         4,455,385                 $    5.16                        2,279,419
- 1998 Equity Incentive Plan - Restricted Stock        658,000                      n/a                           542,000
PLANS NOT APPROVED BY SECURITY HOLDERS
- 2000 Supplemental Stock Plan                       1,053,564                 $    4.71                        2,744,478

For an additional discussion of our equity compensation plans, see Item 8, "Consolidated Financial Statements," Note 10 "Stock Option Plan and Stock Based Compensation."

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below have been derived from our consolidated financial statements. The data presented below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial
Condition  and  Results  of  Operations,"   Item  8,   "Consolidated   Financial
Statements" and Notes thereto and other financial information appearing elsewhere in this annual report on Form 10-K.




                                                                                      FISCAL YEAR ENDED
                                                           -------------------------------------------------------------------------
                                                           December 30,     December 29,   December 28,  January 3,    January 1,
                                                              2000             2001          2002           2004          2005
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

Revenues ............................................       $ 77,727       $ 54,236      $ 33,057       $ 23,245       $  23,704
Cost of services:
  Direct cost of services ...........................         40,396         27,338        16,111         11,927          12,319
  Equity related charges (benefits)..................          5,519          2,322           721            (57)            205
                                                            --------       --------      --------       --------        --------
          Total cost of services ....................         45,915         29,660        16,832         11,870          12,524
                                                            --------       --------      --------       --------        --------
Gross profit ........................................         31,812         24,576        16,225         11,375          11,180

Operating expenses:
  Selling, general and administrative.................        16,024         16,727        23,811         19,359          16,037
  Legal settlement ..................................                                                                     (1,294)
  Real estate restructuring .........................                                                                      1,545
  Goodwill and intangible asset impairment ..........                                      25,165         19,484
  Goodwill and intangibles amortization .............            621          1,996         2,887          2,343             992
  Equity related charges ............................          1,564            843           353            142             958
                                                            --------       --------      --------       --------        --------
          Total operating expenses ..................         18,209         19,566        52,216         41,328          18,238
                                                            --------       --------      --------       --------        --------
Income (loss) from operations .......................         13,603          5,010       (35,991)       (29,953)         (7,058)

Other income (expense):
  Interest income ...................................          3,327          2,433           996            624             718
  Interest expense ..................................                           (14)          (63)           (51)            (30)
  Other, net ........................................           (152)            (8)           26
                                                            --------       --------      --------       --------        --------
          Total other income (expense) ..............          3,175          2,411           959            573             688
Income (loss) from continuing operations before income
 tax (provision) benefit and cumulative effect of a
 change in accounting principle ....................          16,778          7,421       (35,032)       (29,380)         (6,370)
Income tax (provision) benefit ......................         (6,711)        (2,141)       12,389        (12,978)            (49)
                                                            --------       --------      --------       --------        --------
Income (loss) from continuing operations before
 cumulative effect of a change in accounting principle       10,067           5,280       (22,643)       (42,358)         (6,419)
Cumulative effect of a change in accounting principle,
  net of taxes                                                                             (1,140)
                                                            --------       --------      --------       --------        --------
Income (loss)from continuing operations..............         10,067          5,280       (23,783)       (42,358)         (6,419)

Discontinued operations:
 net income (loss) from discontinued operations.....                            328           380             34          (2,276)
                                                            --------       --------      --------       --------        --------
Net income (loss) ...................................       $ 10,067       $  5,608      $(23,403)      $(42,324)         (8,695)
                                                            ========       ========      ========       ========        ========
Income (loss) from continuing operations before
 cumulative effect of a change in accounting principle
 per common share
  Basic .............................................       $   0.36       $   0.18      $(  0.69)      $(  1.26)       $  (0.18)
                                                            ========       ========      ========       ========        ========
  Diluted ...........................................       $   0.34       $   0.17      $(  0.69)      $(  1.26)       $  (0.18)
                                                            ========       ========      ========       ========        ========
Net income (loss) from discontinued operations per
 common share
  Basic and Diluted .................................                      $   0.01      $   0.01                       $  (0.07)
                                                            ========       ========      ========       ========        ========
Net income (loss) per common share
  Basic .............................................       $   0.36       $   0.19      $(  0.71)      $(  1.26)       $  (0.25)
                                                            ========       ========      ========       ========        ========
  Diluted ...........................................       $   0.34       $   0.18      $(  0.71)      $(  1.26)       $  (0.25)
                                                            ========       ========      ========       ========        ========
Weighted average common shares outstanding
  Basic .............................................         28,110         29,736        32,734         33,545          34,619
                                                            ========       ========      ========       ========        ========
  Diluted ...........................................         29,208         30,774        32,734         33,545          34,619
                                                            ========       ========      ========       ========        ========


                                                                    FISCAL YEAR ENDED
                                             ---------------------------------------------------------------
                                             December 30, December 29, December 28, January 3,    January 1,
                                               2000        2001         2002          2004          2005
                                             ----------   ----------   -----------  -----------   -----------
CONSOLIDATED BALANCE SHEET DATA:

Net working capital .....................     $ 89,148     $ 94,569     $ 63,478     $57,231       $55,121
Total assets ............................     $119,429     $129,042     $125,459     $81,582       $75,353
Total debt (including current debt) .....                  $    338     $    885     $   493       $   200
Total stockholders' equity  .............     $111,472     $123,992     $115,726     $73,369       $66,747


On August 2, 2000, the SEC declared our Registration Statement on Form S-1 (File No. 333-40864) effective. On August 2, 2000, we closed our offering of an aggregate of 3,000,000 shares of our Common Stock at an aggregate offering price of $68.6 million. Net proceeds to us, after deducting proceeds to shareholders of $45.9 million, underwriting discounts and commissions of $1.1 million and offering expenses of $728,000 were $20.9 million. Proceeds were used for working capital, general corporate purposes and as possible consideration for acquisitions.

On September 5, 2000, we completed our acquisition of The Weathersby Group, a Maryland corporation. The acquisition resulted in a total purchase price of approximately $19.2 million consisting of $11.2 million cash and $8.0 million in common stock. Additionally, we incurred direct costs of $1.5 million related to the acquisition.

On September 5, 2001, we completed our acquisition of Tri-Com, a Maryland corporation. The acquisition, recorded under the purchase method of accounting, included the purchase of all outstanding shares of Tri-Com, which resulted in a total purchase price of approximately $5.2 million for the equity and assumption of liabilities. Consideration consisted of $1.8 million cash and 490,417 shares of our common stock valued at $3.0 million. We incurred direct costs of approximately $180,000 related to the acquisition and recorded this amount as an increase to purchase price. In addition to the above-mentioned costs, we recorded approximately $216,000 as an increase to purchase price in connection with the exchange of our stock options for vested stock appreciation rights held by Tri-Com employees at the time of acquisition.

On March 6, 2002, we completed our acquisition of CSMG, a Delaware corporation. The acquisition resulted in a total purchase price of approximately $46.5 million consisting of $33.0 million cash and $13.5 million in common stock. Additionally, we incurred direct costs of $2.3 million related to the acquisition and recorded this amount as an increase to purchase price.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in this annual report on Form 10-K. The forward-looking statements included in this discussion and elsewhere in this Form 10-K involve risks and uncertainties, including anticipated financial performance, business prospects, industry trends, shareholder returns and other matters, which reflect management's best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements and should be read in conjunction with the disclosures and information contained in the sections of this report entitled "Disclosures Regarding Forward Looking Statements" and in Item 1, "Business - Risk Factors."

EXECUTIVE FINANCIAL OVERVIEW

Included in Item 1, "Business", is a discussion that includes a general overview of our Business, Market Overview, Business Strategy, Competition and Risk Factors. The purpose of this executive overview is to complement the qualitative discussion of the Business from Item 1, with an analysis of the financial impact on us.

As previously noted, the communications industry has experienced a significant economic recession from 2001 through 2004. We are a consultancy to the industry, and as a result experienced a significant reduction in consulting business primarily due to the recession. We have experienced significant revenue declines and/or net loss from 2001 to 2004 (see Item 6, "Selected Consolidated Financial Data"). While our revenues have declined significantly in recent years, we have maintained relatively consistent gross margins through innovative pricing and high consultant utilization levels. Additionally, our ability to manage costs and leverage our flexible staffing model further allowed us to maintain our gross margins.

As a result of a combination of significantly lower operating results of reporting units during fiscal years 2002 and 2003, the resignation of certain key personnel and revised and reduced financial projections, our operating expenses include goodwill and intangible impairment losses of $27.1 million and $19.5 million in fiscal years 2002 and 2003, respectively. In fiscal year 2004, we recorded a goodwill impairment loss of $2.2 million in connection with the discontinuation of our hardware business. In fiscal years 2003 and 2004, we also recorded valuation reserves of $24.0 million and $2.6 million, respectively, in connection with deferred income tax assets, which were generated primarily by goodwill impairment and current operating losses.

We have implemented many programs to size the business consistent with our lower revenue base. Such steps included staff reductions and other selling, general and administrative cost cutting measures to maintain appropriate pricing and utilization metrics which are critical to a management consultancy. Such cost reductions also assisted us in reducing cash used in operations. Selling, general and administrative costs were $23.8 million, $19.4 million and $16.0 million in fiscal years 2002, 2003 and 2004, respectively, reflective of these cost cutting initiatives. We have also focused our marketing efforts on large and sustainable clients to maintain a portfolio of business that is high credit quality and thus reduce bad debt risks.

OPERATIONAL OVERVIEW

We report our financial data on a 52/53-week fiscal year for reporting purposes. Fiscal year 2003 was a 53 week fiscal year. Fiscal years 2002 and 2004 had 52 weeks. For further discussion of our fiscal year end see Item 8, "Consolidated Financial Statements," Note 1 "Organization and Summary of Significant Accounting Policies," contained herein.

Revenues typically consist of consulting fees for professional services and related expense reimbursements. Our consulting services are typically contracted on a time and materials basis, a time and materials basis not to exceed contract price, a fixed fee basis, or contingent fee basis. Contract revenues on contracts with a not to exceed contract price or a fixed price are recorded under the percentage of completion method, utilizing estimates of project completion under both of these types of contracts. Larger fixed price contracts have recently begun to represent a more significant component of our revenue mix. Contract revenues on contingent fee contracts are deferred until the revenue is realizable and earned.

Generally a client relationship begins with a short-term engagement utilizing a few consultants. Our sales strategy focuses on building long-term relationships with both new and existing clients to gain additional engagements within existing accounts and referrals for new clients. Strategic alliances with other companies are also used to sell services. We anticipate that we will continue to do so in the future. Because we are a consulting company, we experience fluctuations in revenues derived from clients during the course of a project lifecycle. As a result, the volume of work performed for specific clients varies from period to period and a major client from one period may not use our services in another period. In addition, clients generally may end their engagements with little or no penalty or notice. If a client engagement ends earlier than expected, we must re-deploy professional service personnel as any resulting unbillable time could harm margins.

Cost of services consists primarily of client-related compensation for consultants who are employees and amortization of equity related non-cash charges incurred in connection with pre-initial public offering grants of equity securities and restricted stock awards primarily to consultants, as well as fees paid to independent contractor organizations and related expense reimbursements. Employee compensation includes certain unbillable time, training, vacation time, benefits and payroll taxes. Annual gross margins have ranged from 40.9% to 49.40% during the period from 1999 to 2004. Margins are primarily impacted by the type of consulting services provided, the size of service contracts and negotiated volume discounts, changes in our pricing policies and those of competitors, utilization rates of consultants and independent SME's;

and employee and independent contractor organization costs associated with a competitive labor market.

Operating expenses include selling, general and administrative, equity related charges, intangible asset amortization, and goodwill and intangible asset impairments. Operating expenses for fiscal year 2004 also include a litigation settlement and real estate restructuring charge. Sales and marketing expenses consist primarily of personnel salaries, bonuses, and related costs for direct client sales efforts and marketing staff. We primarily use a relationship sales model in which partners, principals and senior consultants generate revenues. In addition, sales and marketing expenses include costs associated with marketing collateral, product development, trade shows and advertising. General and administrative expenses consist mainly of costs for accounting, recruiting and staffing, information technology, personnel, insurance, rent, and outside professional services incurred in the normal course of business. The equity related charges consist of non-cash amortization charges incurred in connection with pre-initial public offering grants of equity securities and restricted stock awards, primarily to principals and certain senior executives. Impairment relates to the write down of goodwill calculated in accordance with the provisions of SFAS No. 142 "Accounting for Goodwill and Intangible Assets" and write down of other intangibles calculated in accordance with the provisions of SFAS No. 144 "Accounting for the Impairment on Disposal of Long Lived Assets." Such impairments occur when the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. That assessment is based on the carrying amount of the asset (asset group) at the date it is tested for recoverability, whether in use or under development.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are summarized in Note 1 to the consolidated financial statements included in Item 8 "Consolidated Financial Statements" of this report.

While the selection and application of any accounting policy may involve some level of subjective judgments and estimates, we believe the following accounting policies are the most critical to our consolidated financial statements, potentially involve the most subjective judgments in their selection and application, and are the most susceptible to uncertainties and changing conditions:

-    Allowance for Doubtful Accounts;

-    Impairment of Goodwill and Long-lived Intangible Assets;

-    Revenue Recognition; and

-    Deferred Income Tax Assets.

Allowances for Doubtful Accounts - Substantially all of our receivables are owed by companies in the communications industry. We typically bill customers for services after all or a portion of the services have been performed and require customers to pay within 30 days. We attempt to control credit risk by being diligent in credit approvals, limiting the amount of credit extended to customers and monitoring customers' payment record and credit status as work is being performed for them.

We recorded bad debt expense in the amounts of $1,207,000, $575,000 and $399,000 for fiscal years 2002, 2003 and 2004, respectively, and our allowance for doubtful accounts totaled $471,000, $652,000 and $396,000 at the end of fiscal years 2002, 2003 and 2004, respectively. The calculation of these amounts is based on judgment about the anticipated default rate on receivables owed to us as of the end of the reporting period. That judgment was based on uncollected account experience in prior years and our ongoing evaluation of the credit status of our customers and the communications industry in general.

We have attempted to mitigate credit risk by concentrating our marketing efforts on the largest and most stable companies in the communications industry and by tightly controlling the amount of credit provided to customers. If we are unsuccessful in these efforts, or if more of our customers file for bankruptcy or experience financial difficulties, it is possible that the allowance for doubtful accounts will be insufficient and we will have a greater bad debt loss than the amount reserved, which would adversely affect our cash flow and financial performance.

Impairment of Goodwill and Long-lived Intangible Assets - Goodwill and other long-lived intangible assets arising from our acquisitions are subjected to periodic review for impairment. SFAS No. 142 requires an annual evaluation at the reporting unit level of the fair value of goodwill and compares the calculated fair value of the reporting unit to its book value to determine whether an impairment has been deemed to occur. Any impairment charge would be based on the most recent estimates of the recoverability of the recorded goodwill and intangibles balances. If the remaining book value assigned to goodwill and other intangible assets acquired in an acquisition is higher than the amounts we would currently expect to realize based on updated financial and cash flow projections from the reporting unit, there is a requirement to write down these assets.

Effective March 4, 2004, management and the Board of Directors elected to discontinue our hardware business. We concluded this segment of the business did not align well with our strategic focus. We incurred goodwill impairment charges of $2.2 million in the first quarter of fiscal year 2004, related to the discontinuation of the hardware business, in accordance with the provisions of SFAS No. 142.

Due to a combination of significantly lower operating results of reporting units during fiscal years 2002 and 2003, the resignation of key personnel, and revised and reduced financial projections, we recorded goodwill impairment losses of $27.1 million and $15.8 million in 2002 and 2003, respectively, in accordance with the provisions of SFAS No. 142. For an additional discussion see Item 8, "Consolidated Financial Statements," Note 3 "Goodwill and Other Intangible Assets."

In accordance with SFAS No. 144, we use our best estimates based upon reasonable and supportable assumptions and projections, reviews for impairment of long-lived assets and certain identifiable intangibles to be held and used whenever events or changes in circumstances indicate that the carrying amount of our assets might not be recoverable. During fiscal year 2003 we identified certain events, including a significant decrease in revenue from customers whose relationships were valued in purchase accounting. We performed an impairment test, and determined that the carrying value of customer relationships exceeded its fair market value and recorded an aggregate impairment loss of $3.7 million. Fair value was based on an analysis of projected future cash flows. The impairment loss has been reflected as a component of Loss from Operations in the Statement of Operations and Comprehensive Income (Loss).

Revenue Recognition - Historically, most of our consulting practice contracts have been on a time and materials basis, in which customers are billed for time and materials expended in performing their engagements. We recognize revenue from those types of customer contracts in the period in which our services are performed. In addition to time and materials contracts, our other types of contracts include time and materials contracts not to exceed contract price, fixed fee contracts, managed services or outsourcing contracts, and contingent fee contracts. Managed services or outsourcing contracts typically have longer terms than consulting contracts (e.g., longer than one year).

We recognize revenues on time and materials contracts not to exceed contract price and fixed fee contracts using the percentage of completion method. Percentage of completion accounting involves calculating the percentage of services provided during the reporting period compared with the total estimated services to be provided over the duration of the contract. For all contracts, estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revisions as the contract progresses. Such revisions may result in an increase or decrease to revenues and income and are reflected in the financial statements in the periods in which they are first identified.

As we continue to adapt to changes in the communications consulting industry, we have elected to enter into more fixed fee contracts in which revenue is based upon delivery of services or solutions, and contingent fee contracts, in which revenue is subject to achievement of savings or other agreed upon results, rather than time spent. Both of these types of contracts are typically more results-oriented and are subject to greater risk associated with revenue recognition and overall project profitability than traditional time and materials contracts. Due to the nature of these contingent fee contracts, we recognize costs as they are incurred on the project and defer revenue recognition until the revenue is realizable and earned as agreed to by our clients. Additional costs and effort as compared to what was originally planned may need to be expended to fulfill delivery requirements on such contracts, which could adversely affect our consolidated financial position, results of operations and liquidity.

Deferred Income Tax Assets - We have generated substantial deferred income tax assets primarily from the accelerated financial statement write-off of goodwill, the charge to compensation expense taken for stock options and net operating loss carry forwards. For us to realize the income tax benefit of these assets, we must generate sufficient taxable income in future periods when such deductions are allowed for income tax purposes. In assessing whether a valuation allowance is needed in connection with our deferred income tax assets, we have evaluated our ability to carry back tax losses to prior years that reported taxable income, and our ability to generate sufficient taxable income in future periods to utilize the benefit of the deferred income tax assets. Such projections of future taxable income require significant subjective judgments and estimates by us. As of January 1, 2005, cumulative valuation allowances in the amount of $26.2 million were recorded in connection with the deferred income tax assets. We continue to evaluate the recoverability of the recorded deferred income tax asset balances. If we continue to report net operating losses for financial reporting, no additional tax benefit would be recognized for those losses, since we may be required to increase our valuation allowance to offset such amounts.

RESULTS OF OPERATIONS

On March 4, 2004, management and the Board of Directors elected to discontinue our hardware business. The Consolidated Statements of Operations and Comprehensive Income (Loss) have been adjusted for fiscal years 2004, 2003, and 2002 to report the income (loss) from discontinued operations, net of tax. For a further discussion see Item 1, "Notes to Consolidated Condensed Financial Statements," Note 4, "Discontinued Operations."

FISCAL 2004 COMPARED TO FISCAL 2003

                                    REVENUES

Revenues increased 2.0% to $23.7 million for fiscal year 2004 from $23.2 million for fiscal year 2003 Included in revenues for fiscal year 2003 was $0.7 million related to a customer take or pay contract, representing the shortfall in consulting services utilized by a customer in connection with annual minimum usage requirements. The increase in revenue in 2004 is attributable to an increase in engagements in the wireless segment of the telecom industry, along with a slight increase in the average size of projects. During fiscal year 2004, we provided services on 197 customer projects, compared to 196 projects performed in fiscal year 2003. Average revenue per project was $120,000 in fiscal year 2004 compared to $119,000 in fiscal year 2003. International revenue base increased to 22.3% of our revenues for fiscal year 2004, from 10.0% for fiscal year 2003, due primarily to a significant increase in project activity with select large global wireline and wireless carriers located in Western Europe and Australia. Revenues recognized in connection with fixed price engagements totaled $9.6 million and $6.4 million in fiscal year 2004 and 2003, respectively, representing 40.5% and 27.4% of total revenue in fiscal year 2004 and 2003, respectively.

Effective March 4, 2004, management and the Board of Directors elected to discontinue our hardware business (previously reported as the separate business segment "All Other"). Operating results of the hardware business for fiscal years 2004 and 2003 have been included as a component of discontinued operations in the Consolidated Statements of Operations and Comprehensive Income (Loss) contained herein.

                                COST OF SERVICES

Direct costs of services increased to $12.3 million for fiscal year 2004 compared to $11.9 million for fiscal year 2003. As a percentage of revenues, our gross margin based on direct cost of services was 48.0% for fiscal year 2004 compared to 48.7% for fiscal year 2003. Included in fiscal year 2003 gross margin is the $0.7 million of revenue from the take or pay contract discussed above. Gross margin percentage is attributable to the mix of services, pricing of our projects and efficiency of delivery.

Non-cash equity related charges were $205,000 for fiscal year 2004. The charges relate to the award of restricted stock issued to select executives and key employees during the fourth quarter of fiscal year 2003, which are being amortized on a graded vesting schedule over a period of two years from the date of grant. The non-cash equity related benefit of $57,000 for fiscal year 2003, was primarily related to the cancellation and forfeiture of unvested stock options by employees.

                               OPERATING EXPENSES

In total, operating expenses decreased by 55.9% to $18.2 million for fiscal year 2004, from $41.3 million for fiscal year 2003. Operating expenses include selling, general and administrative costs, legal settlement, real estate restructuring, equity related charges, goodwill and intangible asset impairment, and intangible asset amortization. The major components of the decrease are discussed by category in the following paragraphs.

We recorded a goodwill and intangible asset impairment charge of $19.5 million in fiscal year 2003. The goodwill impairment charge is attributable to a combination of the resignation of key executive personnel during fiscal year 2003 and lower than expected operating results of reporting units during fiscal year 2003, both of which adversely affected future projections of operating results utilized in the impairment analysis. The write down of goodwill and customer relationships was calculated in accordance with the provisions of SFAS No. 142 and SFAS No. 144, respectively.

The decrease in operating expenses includes $3.3 million related to selling, general and administrative expense reductions in fiscal year 2004 compared to fiscal year 2003. Approximately $1.5 million of the reductions were associated with reductions in personnel levels and improvement in our utilization rates, as part of our ongoing effort to properly size the business to a lower revenue base. In fiscal year 2004 we incurred severance charges of $0.1 million compared to $0.4 million in fiscal year 2003 related to involuntary employee turnover. We also reduced outside professional service fees by $0.6 million in fiscal year 2004 from fiscal year 2003. Additionally, throughout fiscal year 2004, we implemented a number of cost reductions within sales and marketing, communications, insurance, and other administrative costs. We continue to examine cost-reduction measures to enhance our profitability and manage operating expenses to better align them with the size of the business.

In fiscal year 2004 we entered into a mediated settlement agreement to settle pending litigation with a customer regarding the take or pay contract discussed in "Revenues" above. As part of the settlement, we received a $2 million cash payment to settle all claims and disputes in the litigation. This payment was recorded as a $1.3 million reduction of operating expenses and $0.7 million reduction of existing receivables. Also during fiscal year 2004, we made the decision to consolidate office space resulting in a charge to earnings of $1.5 million.

Non-cash stock based compensation charges were $1.0 million in fiscal year 2004 compared to $0.1 million for fiscal year 2003. The fiscal year 2004 charges relate to the award of restricted stock issued to select executives and key employees during the fourth quarter of fiscal year 2003, which are being amortized on a graded vesting schedule over a period of two years from the date of grant.

                            OTHER INCOME AND EXPENSES

Interest income was $0.7 million and $0.6 million for fiscal years 2004 and 2003, respectively, and represented interest earned on invested cash and cash equivalent balances and short-term investments. Interest income increased during fiscal year 2004 due to investing cash reserves at slightly higher interest rate returns in 2004 compared to 2003. We primarily invest in money market funds and investment-grade auction rate securities as part of our overall investment policy.

                                  INCOME TAXES

For fiscal year 2004 we have fully reserved our deferred income tax benefits generated by our pre-tax losses of $6.4 million from continuing operations. The fiscal year 2004 income tax provision of $49,000 relates to state income taxes. In fiscal year 2003, we recorded a valuation allowance in the amount of $24.0 million against deferred income tax assets, offsetting the income tax benefit from current year operating losses and resulting in a net income tax provision of $13.0 million. The valuation allowance was calculated utilizing the guidance of SFAS No. 109 "Accounting for Income Taxes" which requires an estimation of the recoverability of the recorded deferred income tax asset balances.

FISCAL 2003 COMPARED TO FISCAL 2002

                                    REVENUES

Revenues decreased 29.7% to $23.2 million for fiscal year 2003 from $33.1 million for fiscal year 2002. Included in revenues for fiscal year 2003 was $0.7 million related to a customer take or pay contract, representing the shortfall in consulting services utilized by a customer in connection with annual minimum usage requirements. The decrease in revenues was primarily associated with the decline in utilization of management consulting services by communication service providers, which correlated with significant layoffs of management personnel by such clients, and continuing adverse conditions in the communication and technology industry. In addition, there was continued deferral of key management consulting pipeline opportunities, increases in managed services outsourcing by clients, which partially displaced what were historically management consulting opportunities for us, and the resignation of certain key executives during fiscal year 2003, which resulted in the loss of revenue opportunities for us. During fiscal year 2003, we provided services on 196 customer projects, compared to 239 projects performed in fiscal year 2002. Average revenue per project was $119,000 in fiscal year 2003 compared to $138,000 in fiscal year 2002. International revenue base increased to 10.0% of our revenues for fiscal year 2003, from 8.0% for fiscal year 2002, due primarily to our decrease in domestic revenue.

Revenues recognized by us in connection with fixed price engagements totaled $6.4 million, and represented 27.4% of consolidated revenue during fiscal year 2003.

Effective March 4, 2004, management and the Board of Directors elected to discontinue our hardware business (previously reported as the separate business segment "All Other"). Operating results of the hardware business for fiscal year 2003 and 2002 have been included as a component of discontinued operations in the Consolidated Statements of Operations and Comprehensive Income (Loss) contained herein.

                                COST OF SERVICES

Direct costs of services decreased to $11.9 million for fiscal year 2003 compared to $16.1 million for fiscal year 2002. The decrease was primarily attributable to fewer consulting engagements and corresponding reductions made in personnel costs. As a percentage of revenues, our gross margin based on direct cost of services was 48.7% for fiscal year 2003 compared to 51.3% for fiscal year 2002. However, excluding the $0.7 million revenue in fiscal year 2003 from the take or pay contract discussed above, the gross margin based on direct cost of services would have been 47.1%. The decrease in gross margin was primarily attributable to the impact of lower utilization of full time personnel.

Non-cash stock based compensation charges or benefits related to pre-initial offering grants of stock options were fully amortized during fiscal year 2003.

                               OPERATING EXPENSES

In total, operating expenses decreased by 20.9% to $41.3 million for fiscal year 2003, from $52.2 million for fiscal year 2002. Operating expenses include selling, general and administrative costs, equity related charges, intangible amortization and goodwill and intangible asset impairment charges. The major components of the decrease are discussed by category in the following paragraphs.

Selling, general and administrative expense decreased $4.4 million in fiscal year 2003 compared to fiscal year 2002. Of these reductions, $1.3 million was associated with reductions of personnel required to properly size the business to lower revenue volumes. Total selling and administrative headcount was 34 at January 3, 2004, compared to 45 at December 28, 2002, which represents a 24.4% reduction in our selling and administrative personnel. Additionally, in fiscal year 2003 we incurred severance charges of $0.4 million compared to $1.9 million in fiscal year 2002 related to involuntary employee turnover. Throughout fiscal year 2003, we implemented a number of cost reductions within sales and marketing, recruitment, accounting, and systems as well as other administrative cost reductions.

We have recorded a goodwill and intangible impairment charge of $25.2 million in fiscal year 2002 and $19.5 million in fiscal year 2003. The goodwill impairment charge is attributable to a combination of the resignation of key executive personnel during fiscal year 2003 and lower than expected operating results of reporting units during fiscal years 2003 and 2002, both of which adversely affected future projections of operating results utilized in the impairment analysis. The write down of goodwill and customer relationships was calculated in accordance with the provisions of SFAS No. 142 and SFAS No. 144, respectively.

Non-cash stock based compensation charges were $0.1 million in fiscal year 2003 compared to $0.4 million for fiscal year 2002. Non-cash stock based compensation charges in fiscal year 2003 related to pre-initial offering grants of stock options which were fully amortized during fiscal year 2003. Additionally in the fourth quarter of fiscal year 2003, we granted restricted stock to select executives. The charge in fiscal year 2003 related to these grants was $0.1 million.

                            OTHER INCOME AND EXPENSES

Interest income was $0.6 million and $1.0 million for fiscal years 2003 and 2002, respectively, and represented interest earned on invested balances. Interest income decreased during fiscal year 2003 due to lower invested balances resulting from a reduction in cash reserves and lower interest rate returns from fiscal year 2002 to fiscal year 2003. We primarily invest in money market funds and investment-grade auction rate securities as part of our overall investment policy.

                                  INCOME TAXES

In fiscal year 2002, we recorded an income tax provision (benefit) at a blended Federal and state statutory income tax rate of 40.2%. In fiscal year 2003, we recorded a valuation allowance in the amount of $24.0 million against the deferred income tax assets, offsetting the income tax benefit from current year operating losses and resulting in a net income tax provision of $13.0 million. The valuation allowance was calculated utilizing the guidance of SFAS No. 109 which requires an estimation of the recoverability of the recorded deferred income tax asset balances. The income tax benefit for fiscal year 2002 as a percentage of pretax loss was 35.3%. The primary reason for the variance between the effective and statutory income tax rates in 2002 related to a portion of the reported goodwill impairment losses not deductible for income tax purposes.

              CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

A cumulative effect of a change in accounting principle in the amount of $1.9 million was recorded during fiscal year 2002 in connection with our estimate of goodwill impairment. The impairment was calculated in accordance with the provisions of SFAS No. 142 and has been reported on our Statement of Operations and Comprehensive Income (Loss), net of tax benefit, in the amount of $1.1 million.

SUMMARY OF QUARTERLY RESULTS OF OPERATIONS -- UNAUDITED


                                                             (In thousands, except per share data)

                                                                          QUARTER ENDED
                                                      ----------------------------------------------------
                                                      MARCH 29,      JUNE 28,   SEPTEMBER 27,  January 3,
                                                        2003          2003          2003           2004
                                                      --------      --------      --------       --------
Revenues .......................................      $  7,240      $  4,963      $  4,691       $  6,351
                                                      ========      ========      ========       ========
Gross profit ...................................      $  3,587      $  2,323      $  2,195       $  3,270
                                                      ========      ========      ========       ========
Net income (loss) from discontinued operation...      $     71      $      8      $    (30)      $    (15)
                                                      ========      ========      ========       ========
Net loss........................................      $ (1,231)     $(18,737)     $ (2,651)      $(19,704)
                                                      ========      ========      ========       ========
Basic and diluted income (loss) from
 Discontinued operation per common share .......
                                                      ========      ========      ========       ========
Basic and diluted net loss per common share ....      $  (0.04)     $  (0.56)     $  (0.08)      $  (0.58)
                                                      ========      ========      ========       ========


                                                                          QUARTER ENDED
                                                      ----------------------------------------------------
                                                      APRIL 3,       JULY 3,    OCTOBER 27,    January 1,
                                                        2004          2004          2004           2005
                                                      --------      --------      --------       --------
Revenues .......................................      $  5,779      $  5,184      $  6,546       $  6,195
                                                      ========      ========      ========       ========
Gross profit ...................................      $  2,812      $  2,393      $  3,054       $  2,921
                                                      ========      ========      ========       ========
Net income (loss) from discontinued operation...      $ (2,276)
                                                      ========      ========      ========       ========

Net loss........................................      $ (4,251)     $ (2,117)     $ (1,119)      $ (1,208)
                                                      ========      ========      ========       ========

Basic and diluted income (loss) from
 Discontinued operation per common share .......      $  (0.07)
                                                      ========      ========      ========       ========


Basic and diluted net loss per common share ....      $  (0.13)     $  (0.06)     $  (0.03)      $  (0.03)
                                                      ========      ========      ========       ========


We report our operating activities on a 52/53-week fiscal year and for the fourth quarter ended January 1, 2005, our financial results include 13 weeks compared to the 14 weeks reported for the fourth quarter ended January 3, 2004. The operating results for fiscal year 2004 report 52 weeks of activity compared to the 53 weeks of activity reported in fiscal year 2003.

LIQUIDITY AND CAPITAL RESOURCES

In fiscal year 2004, through additional clarifying guidance, we determined that our investments in auction rate securities are more appropriately classified as available-for-sale short-term investments rather than cash equivalents and we have reflected such change retroactively in our financial statements and in our liquidity discussions. Auction rate securities generally have long-term stated maturities; however, for the investor, these securities have certain economic characteristics of short-term investments because of their rate setting mechanism. The return on these securities is designed to track short-term interest rates due to a "Dutch" auction process which resets the coupon rate (or dividend rate). Auction rate securities are designed to be highly liquid. Unless an auction fails, an investor can, by electing not to bid, recoup the principal amount of its investment at each auction date. To date we have experienced no failed auctions.

Net cash used in operating activities was $0.7 million and $0.9 million for fiscal years 2004 and 2003, respectively, compared to net cash provided by operating activities of $7,000 in fiscal year 2002. We incurred negative cash flow from our operating activities for fiscal years 2004 and 2003 primarily due to operating losses. These losses were substantially offset by effective management of working capital and operating assets and liabilities, tax refunds and a favorable legal settlement during fiscal year 2004.

Net cash provided by (used in) investing activities was $2.6 million, ($2.0 million) and ($4.3 million) for fiscal year 2004, 2003, and 2002, respectively. Net cash provided by (used in) investing activities includes maturities and sales of auction rate securities of $9.6 million, $7.3 million and $108.3 million in fiscal years 2004, 2003 and 2002, respectively. Net cash provided by (used in) investing activities includes purchases of auction rate securities of $6.9 million, $9.2 million and $79.8 million in fiscal year 2004, 2003 and 2002, respectively. Purchases and sales of auction rate securities in fiscal year 2002 included a complete roll-over of investments from tax exempt securities to taxable securities. Cash used for acquisitions was $32.5 million in fiscal year 2002, and related to the CSMG acquisition. Capital expenditures of $0.2 million, $0.1 million, and $0.3 million, relate to the capitalization of leasehold improvements, computer equipment and software for fiscal years 2004, 2003, and 2002, respectively.

Net cash provided by financing activities was $22,000, $94,000, and $123,000 for fiscal years 2004, 2003, and 2002, respectively. Net cash provided in fiscal years 2004, 2003, and 2002 related to proceeds from the exercise of employee stock options as well as common stock issued by us as part of our employee stock purchase program, partially offset by payments made on long-term obligations.

FINANCIAL COMMITMENTS

As of January 1, 2005, we have the following contractual obligations and commercial commitments by year (amounts in millions):


                                                                        Later
                                                                        Years
                                                                       Through
                           2005    2006     2007     2008     2009       2011      Total
                           ----    ----     ----     ----     ----     -------     -----
Capital leases             $0.2                                                    $ 0.2
Operating leases           $1.8    $1.7     $1.7     $1.8     $1.7       $1.7      $10.4
                           ----    ----     ----     ----     ----       ----      -----
Total                      $2.0    $1.7     $1.7     $1.8     $1.7       $1.7      $10.6
                           ====    ====     ====     ====     ====       ====      =====


We have met our cash requirements with a combination of operating revenues and the use of our cash reserves.

At January 1, 2005, we had approximately $52.2 million in cash, cash equivalents and auction rate securities. We have almost no long-term debt. We believe we have sufficient cash to meet anticipated cash requirements, including anticipated capital expenditures, consideration for possible acquisitions, and any continuing operating losses, for at least the next 12 months. We have established a flexible model that provides a lower fixed cost structure than most consulting firms, enabling us to scale operating cost structures more quickly based on market conditions. Although we are well positioned because of our cash reserves to weather continuing adverse conditions in the communications industry for a period of time, if the industry and demand for consulting services do not rebound in the foreseeable future and we continue to experience negative cash flow, we could experience liquidity challenges.

TRANSACTIONS WITH RELATED PARTIES

During fiscal year 2002, one member of our Board of Directors was also director of a customer with which we did business. Revenues earned from the customer during fiscal year 2002 totaled approximately $308,000. No receivables were outstanding from this customer as of December 28, 2002.

During fiscal year 2002, we made payments of approximately $190,000 to two legal firms in which two members of our Board of Directors own equity interests. Such payments were for legal services rendered in connection with our equity offerings and for other matters arising in the normal course of business. The costs associated with the equity offerings were classified as a component of additional paid-in capital, and the costs associated with business matters arising in the normal course of business were classified as selling, general and administrative in the consolidated statements of income and comprehensive income
(loss). During fiscal year 2004, we made payments of $55,000 to a legal firm in which a member of our Board of Directors owns an equity interest. Such payments were made in connection with matters arising in the normal course of business. Our Board of Directors has affirmatively determined that such payments do not constitute a material relationship between the director and the Company and concluded the director is independent as defined by the NASDAQ corporate governance rules.

As of January 1, 2005, there is one remaining line of credit between the Company and our Chief Executive Officer, Richard P. Nespola, which originated in fiscal year 2001. Aggregate borrowings available and outstanding against the line of credit at January 3, 2004 and January 1, 2005 totaled $300,000 and are due in 2011. These amounts are included in other assets in the non-current assets section of the balance sheet. In accordance with the loan provisions, the interest rate charged on the loans is equal to the Applicable Federal Rate
(AFR), as announced by the Internal Revenue Service, for short-term obligations (with annual compounding) in effect for the month in which the advance is made, until fully paid. Pursuant to the Sarbanes-Oxley Act, no further loan agreements or draws against the line may be made by the Company to, or arranged by the Company for its executive officers.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not invest excess funds in derivative financial instruments or other market rate sensitive instruments for the purpose of managing our foreign currency exchange rate risk. We invest excess funds in short-term investments, including auction rate securities, the yield of which is exposed to interest rate market risk. Auction rate securities are classified as available-for-sale and reported on the balance sheet at fair value, which equals market value, as the rate on such securities resets generally every 28 to 35 days. Consequently, interest rate movements do not materially affect the balance sheet valuation of the fixed income investments. Changes in the overall level of interest rates affect our interest income generated from investments.

We do not have material exposure to market related risks. Foreign currency exchange rate risk may become material given U.S. dollar to foreign currency exchange rate changes and significant increases in international engagements denominated in the local currency of our clients.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS OF

The Management Network Group, Inc.
Overland Park, Kansas

We have audited the accompanying consolidated balance sheets of The Management Network Group, Inc. and subsidiaries (the "Company") as of January 1, 2005 and January 3, 2004 and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for the fiscal years ended January 1, 2005, January 3, 2004 and December 28, 2002 (52, 53, and 52 weeks, respectively). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2005 and January 3, 2004, and the results of its operations and its cash flows for the fiscal years ended January 1, 2005, January 3, 2004 and December 28, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets with the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", in 2002.



                           /S/ DELOITTE & TOUCHE LLP

                              KANSAS CITY, MISSOURI


                                 March 31, 2005

                       THE MANAGEMENT NETWORK GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS





                                                                             January 3,       January 1,
                                                                                2004             2005
                                                                            ------------     ------------
CURRENT ASSETS:
 Cash and cash equivalents ..........................................        $   8,825        $  10,882
 Short-term investments .............................................           44,050           41,300
 Receivables:
    Accounts receivable .............................................            5,376            4,663
    Accounts receivable -- unbilled .................................            2,140            1,911
                                                                             ---------        ---------
                                                                                 7,516            6,574
    Less: Allowance for doubtful accounts ...........................             (652)            (396)
                                                                             ---------        ---------
                                                                                 6,864            6,178
    Refundable income taxes  ........................................            2,167              769
    Prepaid and other assets ........................................              710            1,176
                                                                             ---------        ---------
         Total current assets .......................................           62,616           60,305
                                                                             ---------        ---------
Property and equipment, net .........................................            1,558              896
Goodwill.............................................................           15,528           13,365
Identifiable intangible assets, net..................................            1,478              487
Other assets ........................................................              402              300
                                                                             ---------        ---------
Total Assets ........................................................        $  81,582        $  75,353
                                                                             =========        =========
CURRENT LIABILITIES:
 Trade accounts payable .............................................        $     635        $     845
 Accrued payroll, bonuses and related expenses ......................            1,251            1,040
 Other accrued liabilities ..........................................            2,714            2,574
 Unfavorable and capital lease obligations ..........................              785              725
                                                                             ---------        ---------
         Total current liabilities ..................................            5,385            5,184
                                                                             ---------        ---------
Unfavorable and capital lease obligations ...........................            2,828            3,422

STOCKHOLDERS' EQUITY;
 Common stock:
    Voting -- $.001 par value, 100,000,000 shares authorized;
    34,371,068 shares issued and outstanding on
    January 3, 2004, 34,750,562 shares issued and
    outstanding on January 1, 2005 ..................................               34               35
 Preferred stock -- $.001 par value, 10,000,000 shares
    authorized; no shares issued or outstanding
 Additional paid-in capital .........................................          157,292          157,857
Accumulated deficit.................................................           (82,190)         (90,885)
 Accumulated other comprehensive income --
  Foreign currency translation adjustment ...........................              176              352
 Unearned compensation ..............................................           (1,943)            (612)
                                                                             ---------        ---------
         Total stockholders' equity .................................           73,369           66,747
                                                                             ---------        ---------
Total Liabilities and Stockholders' Equity ..........................        $  81,582        $  75,353
                                                                             =========        =========


See notes to consolidated financial statements.

                       THE MANAGEMENT NETWORK GROUP, INC.

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                         FISCAL YEAR ENDED
                                                             ------------------------------------------
                                                             DECEMBER 28,   January 3,      January 1,
                                                                 2002          2004            2005
                                                             -----------   -----------     -----------
Revenues.................................................      $ 33,057       $ 23,245       $ 23,704
Cost of services:
 Direct cost of services.................................        16,111         11,927         12,319
 Equity related charges (benefits).......................           721            (57)           205
                                                               --------       --------       --------
         Total cost of services .........................        16,832         11,870         12,524
                                                               --------       --------       --------
Gross profit.............................................        16,225         11,375         11,180
Operating expenses:
 Selling, general and administrative.....................        23,811         19,359         16,037
 Legal settlement .......................................                                      (1,294)
 Real estate restructuring ..............................                                       1,545
 Goodwill and intangible asset impairment ...............        25,165         19,484
 Intangible asset amortization ..................                 2,887          2,343            992
 Equity related charges .................................           353            142            958
                                                               --------       --------       --------
         Total operating expenses .......................        52,216         41,328         18,238
                                                               --------       --------       --------
Loss from operations ....................................       (35,991)       (29,953)        (7,058)
Other income:
 Interest income ........................................           996            624            718
 Interest expense .......................................           (63)           (51)           (30)
 Other, net .............................................            26
                                                               --------       --------       --------
         Total other income..............................           959            573            688
                                                               --------       --------       --------
Loss from continuing operations before income tax
 (provision) benefit and cumulative effect of a
 change in accounting principle .........................       (35,032)       (29,380)        (6,370)
Income tax (provision) benefit ..........................        12,389        (12,978)           (49)
                                                               --------       --------       --------
Loss from continuing operations before cumulative effect
 of a change in accounting principle.....................       (22,643)       (42,358)        (6,419)
Cumulative effect of a change in accounting principle -
 goodwill impairment, net of tax benefit ................        (1,140)
                                                               --------       --------       --------
Loss from continuing operations .........................       (23,783)       (42,358)        (6,419)

Discontinued operations:
 Net income (loss) from discontinued operations (net of
 income tax provision of $254 and $53 for fiscal 2002 and
 2003, respectively, and including a charge for impairment
 of goodwill of $2,163 in fiscal year 2004)..............           380             34         (2,276)
                                                               --------       --------       --------
Net loss ................................................       (23,403)       (42,324)        (8,695)

Other comprehensive income-
 Foreign currency translation adjustment.................            96             63            176
                                                               --------       --------       --------
Comprehensive loss ......................................      $(23,307)      $(42,261)        (8,519)
                                                               ========       ========       ========
Loss from continuing operations before cumulative effect
 of a change in accounting principle per common share
 Basic and diluted ......................................      $  (0.69)      $  (1.26)      $  (0.18)
                                                               ========       ========       ========
Cumulative effect of a change in accounting principle
 per common share
 Basic and diluted.......................................      $  (0.03)



                                                               ========       ========       ========
Net income (loss) from discontinued operations per
 common share
 Basic and Diluted ......................................      $   0.01                      $  (0.07)
                                                               ========       ========       ========
Net loss per common share
 Basic and Diluted.......................................      $  (0.71)      $  (1.26)      $  (0.25)
                                                               ========       ========       ========
 Shares used in calculation of loss from continuing
 operations before cumulative effect of a change in
 accounting principle, net income (loss) from
 discontinued operations, and net loss per common
 share
 Basic and Diluted ......................................        32,734         33,545         34,619
                                                               ========       ========       ========

See notes to consolidated financial statements.

                       THE MANAGEMENT NETWORK GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                              FISCAL YEAR ENDED
                                                                  -----------------------------------------
                                                                  DECEMBER 28,   January 3,     January 1,
                                                                      2002           2004           2005
                                                                  ------------  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .................................................      $ (23,403)    $  (42,324)    $   (8,695)
  Adjust for
     (Income) loss from discontinued operations (includes
     non-cash goodwill impairment charge of $2,163 in fiscal
     year 2004)                                                        (380)           (34)         2,276
                                                                   --------       --------       --------
  Loss from continuing operations                                   (23,783)       (42,358)        (6,419)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Cumulative change in accounting principle ..............          1,900
    Goodwill and intangible asset impairment ...............         25,165         19,484
    Real estate restructuring charge .......................                                        1,545
    Depreciation and amortization ..........................          3,835          3,197          1,672
    Equity related charges .................................          1,074             85          1,163
    Deferred income taxes ..................................         (8,820)        14,066
    Bad debt expense ......................................           1,207            575            399
    Loss on retirement of assets ...........................            205                            39
    Income tax benefit realized upon exercise/
     forfeiture of stock options ...........................             22             45
    Other changes in operating assets and liabilities, net
      of business acquisitions:
      Accounts receivable ..................................          3,354           (173)            61
      Accounts receivable -- unbilled ......................           (367)         2,092            229
      Accrued (refundable) income taxes ....................         (4,583)         2,720          1,437
      Prepaid and other assets .............................            202          1,113           (364)
      Trade accounts payable ...............................            936           (535)           211
      Accrued liabilities ..................................           (720)        (1,286)          (563)
                                                                   --------       --------       --------
         Net cash used in operating activities from
         continuing operations .............................           (373)          (975)          (590)
                                                                   --------       --------       --------
         Net cash provided by (used in) operating activities              7           (941)          (703)
                                                                   --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments........................       (79,775)        (9,150)        (6,850)
  Proceeds from maturities and sales of short-term investment       108,300          7,300          9,600
  Acquisition of business, net of cash acquired .............       (32,456)
  Acquisition of property and equipment, net.................          (280)          (127)          (188)
  Loans to officers, net.....................................          (100)
                                                                   --------       --------       --------
         Net cash provided by (used in) investing activities.        (4,311)        (1,977)         2,562
                                                                   --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock ................ .................           164             70            131
  Payments made on long-term obligations ....................          (342)          (392)          (710)
  Exercise of stock options..................................           301            416            601
                                                                   --------       --------       --------
         Net cash provided by financing activities                      123             94             22
                                                                   --------       --------       --------
Effect of exchange rate on cash and cash equivalents ........            96             63            176
                                                                   --------       --------       --------
Net increase (decrease) in cash and cash equivalents ........        (4,085)        (2,761)         2,057
Cash and cash equivalents, beginning of period ..............        15,671         11,586          8,825
                                                                   --------       --------       --------
Cash and cash equivalents, end of period ....................      $ 11,586       $  8,825       $ 10,882
                                                                   ========       ========       ========
Supplemental disclosure of cash flow information:
  Cash paid during period for interest ......................      $     63       $     51       $     30
                                                                   ========       ========       ========
  Cash paid during period for taxes .........................      $    583       $    493       $     49
                                                                   ========       ========       ========
Supplemental disclosure of non-cash investing and financing
  transactions-

  Acquisition of business:
    Fair value of assets acquired ...........................      $ 53,840
    Liabilities incurred or assumed .........................      $ (7,377)
    Common stock issued .....................................      $ 13,480


See notes to consolidated financial statements.

                       THE MANAGEMENT NETWORK GROUP, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)



                                                                 COMMON STOCK
                                                                  $.001 PAR
                                                                    VOTING            ADDITIONAL
                                                             ---------------------     PAID-IN    ACCUMULATED
                                                                SHARES      AMOUNT     CAPITAL      DEFICIT
                                                             ------------   ------    ----------   ---------
Balance, December 29, 2001                                     30,204,919   $   30    $  141,451   $ (16,463)
Exercise of options                                               174,058                    301
Cancellation of options                                                                     (526)
Amortization of warrant cost                                                                 623
Employee stock purchase plan                                       75,451                    164
Stock compensation                                                                            (4)
Other comprehensive income -
    Foreign currency translation adjustment
Tax benefit due to exercise of stock options                                                  22
Acquisition of subsidiary                                       2,892,800        3        13,478
Net loss                                                                                             (23,403)
                                                             ------------   ------    ----------   ---------
Balance, December 28, 2002                                     33,347,228       33       155,509     (39,866)
Option grants                                                                                189
Exercise of options                                               245,304                    416
Cancellation of options                                                                     (294)
Stock surrender                                                    (8,702)                   (12)
Employee stock purchase plan                                       67,238                     70
Stock compensation
Restricted stock grant                                            720,000        1         2,069
Other comprehensive income -
    Foreign currency translation adjustment
Reduction of tax benefit due to exercise/forfeiture
 of stock options                                                                           (655)
Net loss                                                                                             (42,324)
                                                             ------------   ------    ----------   ---------
Balance, January 3, 2004                                       34,371,068       34       157,292     (82,190)
Exercise of options                                               338,165        1           601
Restricted stock cancellation                                     (77,000)                  (212)
Employee stock purchase plan                                       98,529                    131
Stock compensation
Restricted stock grant                                             15,000                     30
Stock bonus                                                         4,800                     15
Other comprehensive income -
    Foreign currency translation adjustment
Net loss                                                                                              (8,695)
                                                             ------------   ------    ----------   ---------
Balance, January 1, 2005                                       34,750,562   $   35    $  157,857   $ (90,885)
                                                             ============   ======    ==========   =========


                                                                  ACCUMULATED
                                                                     OTHER
                                                                 COMPREHENSIVE          UNEARNED
                                                                     INCOME           COMPENSATION        TOTAL
                                                                 -------------       --------------     ---------
Balance, December 29, 2001                                       $          17       $       (1,043)    $ 123,992
Exercise of options                                                                                           301
Cancellation of options                                                                         526
Amortization of warrant cost                                                                                  623
Employee stock purchase plan                                                                                  164
Stock compensation                                                                              454           450
Other comprehensive income -
    Foreign currency translation adjustment                                 96                                 96
Tax benefit due to exercise of stock options                                                                   22
Acquisition of subsidiary                                                                                  13,481
Net loss                                                                                                  (23,403)
                                                                 -------------       --------------     ---------
Balance, December 28, 2002                                                 113                  (63)      115,726
Option grants                                                                                  (189)
Exercise of options                                                                                           416
Cancellation of options                                                                         294
Stock surrender                                                                                               (12)
Employee stock purchase plan                                                                                   70
Stock compensation                                                                               85            85
Restricted stock grant                                                                       (2,070)
Other comprehensive income -
    Foreign currency translation adjustment                                 63                                 63
Reduction of tax benefit due to exercise/forfeiture                                                          (655)
Net loss                                                                                                  (42,324)
                                                                 -------------       --------------     ---------
Balance, January 3, 2004                                                   176               (1,943)       73,369
Exercise of options                                                                                           602
Restricted stock grant cancellation                                                             212
Employee stock purchase plan                                                                                  131
Stock compensation                                                                            1,149         1,149
Restricted stock grant                                                                          (30)
Stock bonus                                                                                                    15
Other comprehensive income -
    Foreign currency translation adjustment                                176                                176
Net loss                                                                                                   (8,695)
                                                                 -------------       --------------     ---------
Balance, January 1, 2005                                         $         352       $         (612)    $  66,747
                                                                 =============       ==============     =========


See notes to consolidated financial statements.

                       THE MANAGEMENT NETWORK GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - The Management Network Group, Inc. ("TMNG" or the "Company") was founded in 1990 as a management consulting firm specializing in global competitive communications. Primary services include providing management consulting services to wireless and wireline communications carriers, and the technology and investment firms that support the communications industry. A majority of the Company's revenues are from customers in the United States, however the Company also provides services to customers in Europe and other foreign countries. TMNG's corporate offices are located in Overland Park, Kansas.

Principles of Consolidation - The consolidated statements include the accounts of TMNG and its wholly-owned subsidiaries, The Management Network Group Europe Ltd. ("TMNG-Europe"), formed on March 19, 1997, based in the United Kingdom; The Management Network Group Canada Ltd. ("TMNG-Canada"), formed on May 14, 1998, based in Toronto, Canada; TMNG.com, Inc., formed in June 1999; TMNG Marketing, Inc., acquired on September 5, 2000; TMNG Technologies, Inc., acquired on September 5, 2001; and TMNG Strategy, Inc., acquired on March 6, 2002. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year - The Company reports its operating results on a 52/53-week fiscal year basis. The fiscal year end is determined as the Saturday ending nearest December 31. The fiscal year ended January 1, 2005 reported 52 weeks of operating results and consisted of four equal 13 week quarters. The fiscal year ended January 3, 2004 reported 53 weeks of operating results and consisted of three 13 week quarters and one 14 week quarter compared to the fiscal year ended December 28, 2002, which reported 52 weeks of operating results and consisted of 4 equal 13 week quarters. The fiscal years ended January 1, 2005, January 3, 2004 and December 28, 2002 are referred to herein as fiscal year 2004, 2003 and 2002, respectively. TMNG Europe and TMNG Canada maintain year-end dates of December 31.

Revenue Recognition - The Company accounts for revenue and costs in connection with client service engagements under a time and materials contract in the period in which the service is performed. The Company generally records revenue in connection with fixed price contracts under a percentage of completion method when it is possible to make reasonably dependable estimates towards project completion. This method of accounting results in the ratable recognition of revenue in proportion to the related costs over the client service engagement. Estimates are prepared to monitor and assess the Company progress on the engagement from the initial phase of the project to completion, and these estimates are utilized in recognizing revenue in the Company's financial statements. If the current estimates of total contract revenues and contract costs indicate a loss, the Company records a provision for the entire loss on the contract. The Company had no such loss contracts as of January 3, 2004 and January 1, 2005. Revenues and related costs of smaller fixed price contracts are generally recognized upon contract completion under the completed contract method, and generally involve immaterial amounts and are of a short duration.

On a more limited basis, the Company also enters into gain-sharing contracts, where the Company's revenue is determined on a success-based revenue model. Revenues generated on such contracts result from financial success recognized by the client utilizing agreed upon contract measures and milestones between the two parties. Due to the contingent nature of these gain-sharing projects, the Company recognizes costs as they are incurred on the project and defers the revenue recognition until the revenue is realizable and earned.

Changes in Presentation - TMNG's Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended January 3, 2004 and December 28, 2002 reflect the reclassification of discontinued operations during fiscal year 2004 (see Note 4 "Discontinued Operations"). In addition, through additional clarifying guidance, the Company determined that its investments in auction rate securities are more appropriately classified as available-for-sale short-term investments rather than cash equivalents. Auction rate securities generally have long-term stated maturities; however, for the investor, these securities have certain economic characteristics of short-term investments because of their rate setting mechanism. The return on these securities is designed to track short-term interest rates due to a "Dutch" auction process which resets the coupon rate (or dividend rate). Auction rate securities are designed to be highly liquid. Unless an auction fails, an investor can, by electing not to bid, recoup the principal amount of its investment at each auction date. To date, the Company has experienced no failed auctions.

Auction rate securities of $44.1 million at January 3, 2004, which were previously recorded in cash and cash equivalents due to their liquidity and pricing reset feature, have been included as short-term investments in the accompanying balance sheet and purchases, sales and maturities of these securities have been reflected as investing activities in the statements of cash flows. The reclassification of prior period balances had no impact on net loss, cash flow used in operations or debt covenants.

Cash and Cash Equivalents - Cash and cash equivalents include cash on hand and short-term investments with original maturities of three months or less when purchased.

Short-Term Investments - Short-term investments, which consist of investment-grade auction rate securities, are classified as "available-for-sale" under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the short-term investments are reported at fair value, with any related unrealized gains and losses included as a separate component of stockholders' equity, net of applicable taxes, when applicable. Realized gains and losses and interest and dividends are included in interest income within the Consolidated Statements of Operations and Comprehensive Income (Loss). Auction rate securities generally reset every 28 to 35 days; consequently, interest rate movements do not materially affect the fair value of these investments. At January 3, 2004 and January 1, 2005 there were no unrealized gains or losses on short-term investments. The contractual maturity for all auction rate securities at January 1, 2005 exceeded 10 years.

Fair Value of Financial Instruments - The fair value of current financial instruments approximates the carrying value because of the short maturity of these instruments.

Property and Equipment - Property and equipment are stated at cost less accumulated depreciation and amortization. Maintenance and repairs are charged to expense as incurred. Depreciation is based on the estimated useful lives of the assets and is computed using the straight-line method, and capital leases are amortized on a straight-line basis over the life of the lease. Asset lives range from three to seven years for computers and equipment. Leasehold improvements are capitalized and amortized over the life of the lease.

Goodwill - The Company accounts for goodwill in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142 "Accounting for Goodwill and Intangible Assets." Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations accounted for as purchases. The Company evaluates goodwill for impairment on an annual basis and whenever events or circumstances indicate that these assets may be impaired. The Company determines impairment by comparing the net assets of each reporting unit to its respective fair value. In the event a reporting unit's carrying value exceeds its fair value, an indication exists that the reporting unit goodwill may be impaired. In this situation, the Company must determine the implied fair value of goodwill by assigning the reporting unit's fair value to each asset and liability of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is measured by the difference between the goodwill carrying value and the implied fair value

Identifiable Intangibles - Identifiable intangible assets are stated at cost less accumulated amortization, and represent customer relationships, employment agreements and trade names acquired in the acquisition of Cambridge Strategic Management Group ("CSMG"). Amortization is based on estimated useful lives of 3 to 60 months, depending on the nature of the intangible asset, and is recognized on a straight-line basis.

In connection with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets" the Company uses its best estimate, based on reasonable and supportable assumptions and projections, to review certain long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets might not be recoverable.

Income Taxes - The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements. A valuation allowance is provided when, in the opinion of management, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency Transactions and Translation - TMNG-Europe and TMNG-Canada both conduct business primarily denominated in their respective local currency. Assets and liabilities have been translated to U.S. dollars at the period-end exchange rate. Revenue and expenses have been translated at exchange rates which approximate the average of the rates prevailing during each period. Translation adjustments are reported as a separate component of other comprehensive income in the consolidated statements of stockholders' equity. Realized and unrealized exchange gains and losses included in results of operations were insignificant for all periods presented.

Stock-Based Compensation - The Company utilizes an intrinsic value methodology in accounting for stock based compensation for employees and certain non-employee directors in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to
Employees" and related Interpretations, and accounts for stock-based compensation for non-employees utilizing a fair value methodology in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure." For an additional discussion of the Company's stock-based compensation see Note 10 "Stock Option Plan and Stock Based Compensation." If compensation cost for the Company's APB No. 25 grants, restricted stock grants, and the employee stock purchase plan had been determined under SFAS No. 123, based upon the fair value at the grant date, consistent with the Black-Scholes pricing methodology, the Company's net loss for fiscal year 2002, 2003 and 2004 would have would have increased by $3.3 million, $1.1 million and $2.8 million, respectively. For purposes of pro forma disclosures required under the provisions of SFAS No. 123, as amended by SFAS No. 148, the estimated fair value of options and restricted stock are amortized to pro forma expense over the vesting period. The following table contains pro forma information for fiscal years 2002, 2003 and 2004 (in thousands, except per share amounts):


                                                    FISCAL        FISCAL        FISCAL
                                                     YEAR          YEAR          YEAR
                                                     2002          2003          2004
                                                   --------      --------      --------
Net loss, as reported:                             $(23,403)     $(42,324)     $ (8,695)
  Add: Stock-based employee compensation
   expense included in reported net loss,
   net of related tax effects                           273            85         1,163

  Deduct:  Total stock-based compensation
   expense determined under fair value
   based method for all awards, net of related       (3,536)       (1,213)       (3,988)
   tax effects
                                                   --------      --------      --------
Pro forma net loss                                 $(26,666)     $(43,452)     $(11,520)
                                                   ========      ========      ========

Loss per share
  Basic and diluted, as reported                   $  (0.71)     $  (1.26)     $  (0.25)
                                                   ========      ========      ========
  Basic and diluted, pro forma                     $  (0.81)     $  (1.30)     $  (0.33)
                                                   ========      ========      ========


Warrant Grant - On October 29, 1999, the Company issued a significant customer a warrant to purchase 500,000 shares of common stock at an exercise price of $2.00 per share. The estimated fair value of this warrant was approximately $5.2 million, all of which had been recognized in the Company's financial statements by December 28, 2002. Expense recognized in connection with the warrant was $0.7 million for fiscal year 2002.

Earnings (Loss) Per Share - The Company calculates and presents earnings (loss) per share using a dual presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by adding common stock options in the weighted average number of common shares outstanding for a period, if dilutive. In accordance with the provisions of SFAS No. 128 "Earnings Per Share", the Company has not included the effect of common stock options for fiscal years 2002, 2003 and 2004 as the Company reported a loss from continuing operations for those periods. Had the Company reported net income in fiscal years 2002, 2003 and 2004, the treasury stock method of calculating common stock equivalents would have resulted in approximately 791,000, 772,000 and 822,000 additional dilutive shares, respectively.

New Accounting Standards - In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123(R), "Share-Based Payment," replacing SFAS No. 123 and superseding Accounting Principles Board (APB) Opinion No. 25. SFAS No. 123(R) requires public companies to recognize compensation expense for the cost of awards of equity compensation effective for periods beginning after June 15, 2005. This compensation cost will be measured as the fair value of the award estimated using an option-pricing model on the grant date. The Company is currently evaluating the various transition provisions under SFAS No. 123(R) and will adopt SFAS No. 123(R) effective July 1, 2005, which is expected to result in increased compensation expense in future periods.

2.   BUSINESS COMBINATIONS

On March 6, 2002, TMNG purchased the business and primary assets of CSMG, a Delaware corporation, of Boston, Massachusetts (now "TMNG Strategy"). TMNG Strategy provides high-end advisory services to global communication service and equipment providers and investment firms that provide capital to the industry. TMNG Strategy's range of business strategy services include analyses of industry and competitive environments; product and distribution strategies; finance, including business case development, modeling, cost analysis and benchmarking; and due diligence and risk assessment.

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

An escrow was established as part of the transaction, consisting of 566,502 shares and $4.0 million of cash (collectively, the "Escrowed Property"). The Escrowed Property was subject to certain claims as set forth in the Asset Purchase Agreement and was distributed to the Seller pro rata in four installments over a 24-month period. In accordance with the Escrow Agreement, the Company made the first three pro rata installment payments to the Seller, with the final payment released in the first quarter of fiscal year 2004.

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

                               AS OF MARCH 6, 2002
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
                                                    =======



Of the $5,490,000 assigned to customer relationships, $420,000 was identified as customer backlog, with the remaining value based on the Company's expectations of future revenue generated from the acquired customer base. As of December 28, 2002, customer backlog was fully amortized. The Company's estimate of future revenue generated from the acquired customer base resulted in a customer relationship value of $5,070,000 to be amortized on a straight-line basis over an estimated useful life of 60 months.

CSMG's tradename was valued at $350,000. CSMG's tradename has an estimated useful life of 24 months and was amortized on a straight-line basis. As of January 1, 2005, CSMG's tradename was fully amortized.

CSMG's  employment   agreements  were  valued  at  $3,200,000.   The  employment
agreements have a weighted average useful life of approximately 32 months and are amortized on a straight-line basis.

As part of the acquisition of CSMG, the Company assumed liabilities of approximately $889,000 related to capital leases.

The following unaudited pro forma result of operations assumes that the CSMG acquisition occurred at the beginning of fiscal year 2002. The pro forma results of operations require various assumptions including an assumption that the same amount of goodwill would have been recognized had the transaction occurred at the beginning of fiscal year 2002 without regard to the then current levels of business activity of CSMG and without regard to any operating efficiencies or other synergies. Consequently, the pro forma results of operations are not necessarily indicative of the operating results which would have occurred if the business combination had been in effect on the dates indicated or which may result in the future.

                                   (unaudited)


                                                        Fiscal Year Ended
          (in thousands, except per share amounts)         December 28,
                                                               2002
                                                            ---------
        Total revenues                                      $  36,822
        Loss before cumulative effect of a change in
          accounting principle                              $ (22,494)
        Net loss                                            $ (23,634)
        Loss from continuing operations before
          cumulative effect of a change in accounting
          principle per common share:
            Basic and diluted                               $   (0.68)
        Net loss per common share:
            Basic and diluted                               $   (0.71)


3.   GOODWILL AND OTHER INTANGIBLE ASSETS

Upon the adoption of SFAS No. 142 in fiscal year 2002, the Company recorded a goodwill impairment loss related to the Management Consulting Segment of approximately $1.9 million and has reflected this amount as a cumulative change in accounting principle, net of tax benefit, in the Statement of Operations and Comprehensive Income (Loss). Subsequent to the initial transition test, the Company performed its annual impairment test during fiscal year 2002, and established the last day of the first fiscal month in the fourth quarter as the annual impairment test date. Based on the analysis of projected future cash flows and utilizing the assistance of an outside valuation firm, the Company determined in connection with the annual impairment test performed in fiscal year 2002 that the carrying value of goodwill exceeded its fair market value and recorded an impairment loss related to the Management Consulting Segment of approximately $24.4 million, and an impairment loss related to the All Other Segment of approximately $0.8 million.

During the second quarter of fiscal year 2003, the Company performed an interim test to determine whether an impairment of goodwill had occurred at the reporting unit level. The Company performed the interim test due to significantly lower operating results of the CSMG reporting unit, compared to the projected financial results that were utilized in determining the reporting unit's fair value in the previous annual goodwill impairment test. Additionally, during the second quarter of 2003 an executive of CSMG tendered his resignation to the Company, which also had the effect of lowering the financial projections of CSMG. Based on an analysis of projected future cash flows and utilizing the assistance of an outside valuation firm, the Company determined that the carrying value of goodwill acquired in the CSMG acquisition exceeded the fair market value and recorded an impairment loss related to the Management
Consulting Segment of approximately $15.8 million in the second quarter of fiscal year 2003. The Company subsequently performed its annual impairment test in October 2003 and concluded there was no additional goodwill impairment as the calculated fair values of its reporting units were higher than their respective carrying values. The goodwill impairment loss related to fiscal year 2003 has been reflected as a component of Loss from Operations in the Statement of Operations and Comprehensive Income (Loss) for that year. In the first quarter of fiscal year 2004 the Company recorded a $2.2 million goodwill impairment loss related to the discontinuation of the hardware segment and has reflected this amount in the Statement of Operations and Comprehensive Income (Loss) as a component of discontinued operations. The changes in the carrying amount of goodwill as of January 3, 2004 and January 1, 2005 are as follows (amounts in thousands):




                                            Management Consulting    All Other
                                                   Segment            Segment       Total
                                            ---------------------    ---------     --------
Balance as of December 28, 2002                   $ 29,145           $   2,163     $ 31,308

Impairment Loss                                    (15,780)                         (15,780)
                                                  --------           ---------     --------
Balance as of January 3, 2004                       13,365               2,163       15,528

Impairment loss on discontinued operations                              (2,163)      (2,163)
                                                  --------           ---------     --------
Balance as of January 1, 2005                     $ 13,365                         $ 13,365
                                                  ========           =========     ========

Included in identifiable intangible assets, net are the following (amounts in thousands):



                              January 3, 2004          January 1, 2005
                            -------------------     ---------------------
                                   Accumulated                Accumulated
                            Cost   Amortization      Cost     Amortization
                            ----   ------------     -------   ------------
Customer relationships    $ 3,086    $(2,545)       $ 1,908     $(1,538)
Employment agreements       3,200     (2,292)         3,200      (3,083)
Tradename                     350       (321)
Covenant not to compete       203       (203)
                          -------    -------        -------     -------
Total                     $ 6,839    $(5,361)       $ 5,108     $(4,621)
                          =======    =======        =======     =======


During fiscal year 2003, in accordance with the provisions of SFAS No. 144 and as a result of the factors discussed above, the Company determined that the carrying value of customer relationships exceeded its fair market value and recorded an impairment loss related to the Management Consulting Segment and All Other Segment of approximately $3.4 million and $0.3 million, respectively. The impairment losses have been reflected as a component of Loss from Operations in the Statement of Operations and Comprehensive Income (Loss) for fiscal year 2003. During fiscal year 2004, components of the customer relationships assets became fully amortized and the associated costs and accumulated amortization were eliminated.

Intangible assets amortization expense for fiscal years 2002, 2003 and 2004 was $2.9 million, $2.3 million and $1.0 million, respectively. Intangible amortization expense is estimated to be approximately $0.3 million in fiscal year 2005 and $0.2 million in fiscal year 2006.

4.   DISCONTINUED OPERATIONS

On March 4, 2004, management and the Board of Directors elected to discontinue the hardware segment of the Company. The Company concluded that this segment of the business did not align well with the strategic focus of the Company. Charges related to the discontinuation of the hardware business were $2.2 million in fiscal year 2004 and relate primarily to goodwill impairment and severance charges. These charges are reported as a component of discontinued operations. The hardware segment's results of operations have been classified as discontinued operations and prior periods have been restated. For business segment reporting purposes, the hardware segment was previously recorded as the "All Other" segment.

Revenue and income (loss) from discontinued operations are as follows (amounts in thousands):


                                     Fiscal           Fiscal          Fiscal
                                      Year             Year            Year
                                      2002             2003            2004
                                    --------         --------        --------
    Revenue                         $  1,538         $    231        $     13

    Goodwill impairment
     and severance charge                                            $ (2,213)
    Operating income (loss)         $    634         $     87             (63)
    Income tax provision                 254               53
                                    --------         --------        --------
    Income (loss) from
      discontinued operations       $    380         $     34        $ (2,276)
                                    ========         ========        ========


5. BUSINESS SEGMENTS, MAJOR CUSTOMERS AND SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

The Company identifies its segments based on the way management organizes the Company to assess performance and make operating decisions regarding the allocation of resources.

In accordance with the criteria in SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information," the Company historically concluded it had five operating segments, of which four were aggregated in one reportable segment, the Management Consulting Services segment, and the remaining segment in All Other. Services provided by the Management Consulting Services include business strategy and planning, marketing and customer relationship management, billing system support, operating system support, revenue assurance, corporate investment services, and network management. All Other consisted of computer hardware commissions and rebates received in connection with the procurement of hardware for third parties. Effective with the discontinuation of the hardware business in March 2004, the

Company has only one reportable segment, and therefore summarized financial information concerning the Management Consulting Services segment is not included. For summarized financial information regarding the All Other segment, see Note 4 "Discontinued Operations."

Major customers in terms of significance to TMNG's revenues (i.e. in excess of 10% of revenues) for fiscal years 2002, 2003 and 2004, and accounts receivable as of January 3, 2004 and January 1, 2005 were as follows (amounts in thousands):




                                        REVENUES                       ACCOUNTS RECEIVABLE
                          ------------------------------------     ---------------------------
                           FISCAL        FISCAL        FISCAL
                            YEAR          YEAR          YEAR       January 3,     January 1,
                            2002          2003          2004          2004           2005
                          --------       ------        ------      ------------   ------------
Customer A .........        $5,850
Customer B .........        $4,392      $ 3,238        $2,894          $1,743        $  438
Customer C .........                    $ 2,692        $3,305          $1,177        $  906


Revenues from the Company's ten most significant customers accounted for approximately 70%, 67% and 67% of revenues for fiscal years 2002, 2003 and 2004, respectively.

Substantially all of TMNG's receivables are obligations of companies in the communications industry. The Company generally does not require collateral or other security on its accounts receivable. The credit risk on these accounts is controlled through credit approvals, limits and monitoring procedures. The Company records bad debt expense based on judgment about the anticipated default rate on receivables owed to TMNG at the end of the reporting period. That judgment is based on the Company's uncollected account experience in prior years and the ongoing evaluation of the credit status of TMNG's customers and the communications industry in general. The changes in the Company's allowance for doubtful accounts are as follows (amounts in thousands):



                           FISCAL          FISCAL        FISCAL
                            YEAR            YEAR          YEAR
                            2002            2003          2004
                          -------         --------      --------
Beginning balance         $   517         $    471           652
Bad debt expense            1,207              575           399
Account write-offs         (1,253)            (394)         (655)
                          -------         --------      --------
Ending balance            $   471         $    652      $    396
                          =======         ========      ========


Revenues earned in the United States and internationally based on the location where the services are performed are as follows (amounts in thousands):


                                                                         LOSS FROM CONTINUING OPERATIONS BEFORE
                                                                           INCOME TAX (PROVISION) BENEFIT AND
                                                                           CUMMULATIVE EFFECT OF A CHANGE IN
                                             REVENUE                              ACCOUNTING PRINCIPLE
                                ------------------------------------        ------------------------------------
                                  FY            FY            FY              FY            FY            FY
                                 2002          2003          2004            2002          2003          2004
                                --------      --------      --------        --------      --------      --------
    United States ........      $ 30,397      $ 20,915      $ 18,427        $(32,387)     $(26,473)     $ (4,952)
    International:
      The Netherlands ....         1,990           964           891          (1,979)       (1,203)         (239)
      Ireland ............           496            32                          (493)          (39)
      Canada .............            11            95           245             (11)         (119)          (66)
      Belize .............                         704           173                          (879)          (46)
      Portugal  ..........                         451         1,124                          (562)         (302)
      Great Britain ......                                     2,296                                        (617)
      Australia ..........                                       386                                        (104)
    Other ..............             163            84           162            (162)         (105)          (44)
                                --------      --------      --------        --------      --------       --------
            Total ......        $ 33,057      $ 23,245      $ 23,704        $(35,032)     $(29,380)     $ (6,370)
                                ========      ========      ========        ========      ========       ========

No significant long-lived assets are deployed outside the United States.

6.   PROPERTY AND EQUIPMENT



                                                       JANUARY 3,    January 1,
                                                          2004         2005
                                                      ------------  ------------
                                                                (000'S)
Furniture and fixtures..............................     $  908        $  823
Software and computer equipment.....................      2,661         2,777
Leasehold improvements..............................        711           479
                                                         ------        ------
                                                          4,280         4,079
Less: Accumulated depreciation and amortization.....      2,722         3,183
                                                         ------        ------
                                                         $1,558        $  896
                                                         ======        ======

Depreciation   and   amortization   expense  on  property  and   equipment   was
approximately  $948,000,  $854,000 and $680,000 for fiscal years 2002,  2003 and
2004, respectively.

7.   INCOME TAXES

For fiscal years 2002, 2003 and 2004, the income tax provision (benefit), exclusive of the tax associated with discontinued operations and the cumulative effect of the change in accounting principle consists of the following (amounts in thousands):


                                          FISCAL         FISCAL         FISCAL
                                           YEAR           YEAR           YEAR
                                           2002           2003           2004
                                         --------       --------       --------
Federal
  Current ............................    $(2,817)      $ (  992)
  Deferred tax (benefit) expense .....     (7,717)        (8,698)      $ (1,992)
  Change in valuation allowance.......                    20,999          1,992
                                         --------       --------       --------
                                          (10,534)        11,309              0
State
  Current ............................       (849)                     $     49
  Deferred tax (benefit) expense .....     (1,103)        (1,244)          (700)
  Change in valuation allowance.......                     3,000            700
                                         --------       --------       --------
                                           (1,952)         1,756             49
Foreign
  Current ............................         97            (87)
  Deferred tax (benefit) expense .....                                       99
  Change in valuation allowance.......                                      (99)
                                         --------       --------       --------
                                               97            (87)             0
                                         --------       --------       --------
Total ................................   $(12,389)      $ 12,978       $    (49)
                                         ========       ========       ========


The Company has fully reserved its deferred tax assets with a valuation allowance as of January 3, 2004 and January 1, 2005, in accordance with the provisions of SFAS No. 109 "Accounting for Income Taxes." Realization of the deferred tax asset is dependent on generating sufficient income in future periods. In evaluating the ability to recover its deferred tax assets, the Company considers all positive and negative evidence including the Company's past operating results, the existence of cumulative losses in the most recent fiscal year and the Company's forecast of future income. In determining future income, the Company is responsible for assumptions utilized including the amount of state, federal and international operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future income and are consistent with the plans and estimates the Company is using to manage the underlying business.

In the fourth quarter of fiscal year 2003, the Company reassessed all significant estimates and judgments made in connection with its SFAS No. 109 analysis. In performing the updated analysis of the realizability of its deferred tax assets, the Company considered continuing market uncertainties and concluded that an increase to the valuation allowance for deferred tax assets was required. Accordingly, based upon the Company's best estimate, the Company recorded a non-cash charge in the fourth quarter of fiscal year 2003 of $18.0 million to increase the valuation allowance and fully reserved for all deferred tax assets.

The following is a reconciliation between the provision (benefit) for income taxes and the amounts computed based on loss from continuing operations at the statutory federal income tax rate (amounts in thousands):



                                                FISCAL YEAR          FISCAL YEAR            FISCAL YEAR
                                                    2002                 2003                   2004
                                             -----------------     -----------------     -----------------
                                              AMOUNT       %        AMOUNT       %        AMOUNT       %
                                             --------     ----     --------     ----     --------     ----
Computed expected federal income
 tax benefit ..........................      $(12,261)   (35.0)    $(10,282)   (35.0)    $ (2,229)   (35.0)
State income tax expense, net of
 federal benefit ......................        (1,611)    (4.6)      (1,252)    (4.3)        (298)    (4.7)
Goodwill impairment....................         1,536      4.4          217      0.7
Other .................................           (53)    (0.2)         316      1.1          (17)    (0.2)
Valuation allowance ...................                              23,979     82.0        2,593     40.7
                                             --------     ----     --------     ----     --------     ----
          Total .......................      $(12,389)   (35.4)    $ 12,978     44.5     $     49      0.8
                                             ========     ====     ========     ====     ========     ====

Items giving rise to the provision for deferred income taxes (benefit) are as follows (amounts in thousands):



                                                       FISCAL         FISCAL         FISCAL
                                                        YEAR           YEAR           YEAR
                                                        2002           2003           2004
                                                      --------       --------       --------
Goodwill .......................................      $ (7,988)      $ (4,961)      $ 1,402
Bad debt reserve ...............................            13            (97)          100
Stock option compensation expense ..............             5             45          (196)
Intangible assets ..............................          (655)        (1,831)         (156)
Valuation allowance ............................                       23,999         2,593
Net operating loss carryforward ................                       (3,212)       (3,318)
Unfavorable lease liability.....................           151            166          (359)
Other ..........................................          (346)             2           (66)
                                                      --------       --------       --------
          Total ................................      $ (8,820)      $ 14,111       $     0
                                                      ========       ========       ========


The significant components of deferred income tax assets and the related balance sheet classifications, as of December 28, 2002, January 3, 2004 and January 1, 2005 are as follows (amounts in thousands):




                                                 DECEMBER 28,   JANUARY 3,   JANUARY 1,
                                                    2002          2004          2005
                                                 ------------  -----------  -----------
Current deferred tax assets:
  Accounts receivable .......................    $      143     $     240    $    140
  Accrued expenses ..........................           351           296         147
  Unfavorable lease liability................                                     212
  Valuation allowance........................                        (536)       (499)
                                                 ----------     ---------    ---------
          Current deferred tax asset ........    $      494     $       0    $      0
                                                 ==========     =========    =========


Non-current deferred tax assets:
  Goodwill ..................................    $    8,320     $  13,281    $ 11,879
  Stock option compensation expense .........         2,893         2,193       2,335
  Unfavorable lease liability........... ....         1,180         1,017       1,329
  Net operating loss carryover ..............           732         3,944       7,308
  Intangible assets..........................           709         2,540       2,696
  Reserves ..................................           419           415         365
  Other .....................................            19            73         173
  Valuation allowance .......................                     (23,463)    (26,085)
                                                 ----------     ---------    ---------
          Non-current deferred tax asset ....    $   14,272     $       0    $      0
                                                 ==========     =========    =========

The net operating loss carryover as of January 1, 2005 is scheduled to expire as follows (amounts in thousands):



                 Amount            Year
                $ 1,830            2016
                  5,602            2023
                 10,576            2024
                 ------
Total           $18,008
                 ======

The Company establishes reserves for potential tax liabilities when, despite the belief that tax return positions are fully supported, certain positions are likely to be challenged and not be fully sustained. Such tax reserves are analyzed on a quarterly basis and adjusted based upon changes in facts and circumstances, such as the progress of federal and state audits, case law and emerging legislation. The Company's effective tax rate includes the impact of such tax reserves and changes to these reserves as considered appropriate by management. The Company establishes the reserves based upon its assessment of exposure associated with possible future assessments that may result from the examination of federal, state, or international tax returns. These tax reserves did not change materially during fiscal year 2004, 2003 or 2002. Management believes that it has established adequate reserves in the event of loss or settlement of any potential tax liabilities.

8.   REAL ESTATE RESTRUCTURING

In the fourth quarter of fiscal year 2004, the Company made the decision to consolidate office space. In connection with this decision, a sublease agreement for unutilized space was entered into with a third party for the remainder of the original lease term. Due to current market conditions, the terms of the sublease require payments by the sublessee which are less than the payments the Company must make to the original lessor. In accordance with SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" the Company recognized a charge of $1.3 million for the present value of the total remaining lease payments less amounts to be received under the sublease. The decision to consolidate space also resulted in charges of $163,000 relating to impairment of fixed assets/leasehold improvements and $122,000 for brokerage commissions in connection with the sublease. The restructuring charge of $1.5 million has been reflected as a component of Loss from Operations in the Statement of Operations and Comprehensive Income (Loss).

9.   LEASE COMMITMENTS

The Company leases office facilities, computer equipment, office furniture, and an automobile under various operating and capital leases expiring at various dates through May 2011.

Following is a summary of future minimum payments under capitalized leases as of January 1, 2005 (amounts in thousands):



                                                    CAPITALIZED
          FISCAL YEAR                                 LEASES
          ---------------------------------------   -----------

          2005                                       $     191
          2006                                              20
                                                     ---------
          Total minimum lease payments               $     211
          Less amount representing interest                (11)
                                                     ---------
          Present value of minimum capitalized
           lease payments                                  200
          Current portion                                 (184)
                                                     ---------
          Long-term capitalized lease obligations     $     16
                                                     =========

Following is a summary of future minimum payments under operating leases that have initial or remaining noncancellable lease terms in excess of one year at January 1, 2005 (amounts in thousands):



                                                     OPERATING
          FISCAL YEAR                                 LEASES
          ---------------------------------------   -----------

          2005                                       $   1,770
          2006                                           1,745
          2007                                           1,751
          2008                                           1,753
          2009                                           1,662
          Thereafter                                     1,698
                                                     ---------
          Total minimum lease payments                  10,379
          Future minimum rentals to be received
           under noncancellable subleases               (1,704)
                                                     ---------
          Minimum lease payments net of amounts
           to be received under subleases            $   8,675
                                                     =========

Operating lease minimum payments include the off-market portion of lease payments recorded through purchase accounting in connection with the Company's acquisition of CSMG and continuing lease commitments associated with the consolidation of office space. As of January 3, 2004 and January 1, 2005, the unamortized balance of these unfavorable lease liabilities was $3.0 million and $3.9 million, respectively.

Assets recorded under capital leases are included in property and equipment as follows (amounts in thousands):


                                             January 3,    January 1,
                                                2004          2005
                                             ----------    ----------
     Furniture and fixtures                   $     220    $   156
     Software and computer equipment                505        505
                                             ----------    ----------
                                                    725        661
     Less: Accumulated depreciation                (395)      (534)
                                             ----------    ----------
                                              $     330    $   127
                                             ==========    ==========


Total rental expense was approximately $2,084,000, $1,911,000 and $1,852,000 for fiscal years 2002, 2003 and 2004, respectively.

10.  STOCK OPTION PLAN AND STOCK BASED COMPENSATION

The Company has 9,294,000 shares of the Company's common stock authorized for issuance under the Company's 1998 Equity Incentive Plan (the 1998 Plan). The 1998 Plan, a shareholder approved plan, provides the Company's common stock for the granting of incentive stock options and nonqualified stock options to employees, and nonqualified stock options and restricted shares to employees, directors and consultants. Incentive stock options are granted at an exercise price of not less than fair value per share of the common stock on the date of grant as determined by the Board of Directors. Vesting and exercise provisions are determined by the board of directors. As of January 1, 2005, all options granted under the 1998 Plan were non-qualified stock options. Options granted under the 1998 Plan generally become exercisable over a three to four year period beginning on the date of grant. Options granted under the 1998 Plan have a maximum term of ten years.

A summary of the status of the Company's 1998 Plan as of December 28, 2002, January 3, 2004 and January 1, 2005 and changes during the years ending on those dates is presented below:

EXERCISE PRICE EQUALS FAIR MARKET VALUE AT GRANT DATE:



                                            DECEMBER 28,                     January 3,                       JANUARY 1,
                                                2002                            2004                             2005
                                   -------------------------------  ----------------------------    ------------------------------
                                                  WEIGHTED AVERAGE              WEIGHTED AVERAGE                  WEIGHTED AVERAGE
                                     SHARES        EXERCISE PRICE     SHARES     EXERCISE PRICE       SHARES       EXERCISE PRICE
                                    ----------    ----------------  ----------  ----------------    ----------    ----------------

Outstanding at beginning of year    3,075,228       $   9.95        3,143,459          $  8.72      4,233,696          $5.57
Granted                               592,100       $   2.05        1,967,500          $  2.07        405,500          $2.38
Exercised                            (100,377)      $   1.52         (116,221)         $  1.43       (258,831)         $1.57
Forfeited/cancelled                  (423,492)      $  10.09         (761,042)         $ 10.17       (478,169)         $5.27
                                    ---------                       ---------                       ---------
Outstanding at end of year          3,143,459       $   8.72        4,233,696          $  5.57      3,902,196          $5.54
                                    =========                       =========                       =========

Options exercisable at year-end     1,612,091       $   9.41        1,661,916          $  9.15      2,331,710          $7.66
                                    =========                       =========                       =========
Weighted average fair value of
 options granted during the year                     $  1.65                           $  1.60                         $1.76


The following table summarizes information about market value stock options outstanding as of January 1, 2005:



                                                              WEIGHTED AVERAGE
                          NUMBER              WEIGHTED            REMAINING              NUMBER            WEIGHTED
    RANGE OF          OUTSTANDING AT          AVERAGE            CONTRACTUAL         EXERCISABLE AT        AVERAGE
EXERCISE PRICES       JANUARY 1, 2005      EXERCISE PRICE          LIFE              JANUARY 1, 2005    EXERCISE PRICE
----------------     -----------------     --------------     ----------------      -----------------   --------------
$ 0.00 to $ 2.00         1,119,435             $ 1.58               7.85                550,846           $ 1.51
$ 2.01 to $ 3.00         1,208,832             $ 2.31               8.84                420,488           $ 2.31
$ 3.01 to $ 4.00           288,279             $ 3.85               6.92                209,226           $ 3.94
$ 4.01 to $ 5.00           465,000             $ 4.76               6.68                388,250           $ 4.81
$ 5.01 to $10.00           270,000             $ 6.73               6.37                213,625           $ 6.77
$10.01 to $20.00           163,250             $14.44               5.61                161,875           $14.46
$20.01 to $35.00           387,400             $24.72               5.25                387,400           $24.72
                         ---------             ------                                 ---------           ------
   TOTAL                 3,902,196             $ 5.54                                 2,331,710           $ 7.66
                         =========             ======                                 =========           ======

EXERCISE PRICE LESS THAN FAIR MARKET VALUE AT GRANT DATE:




                                             DECEMBER 28,                      JANUARY 3,                     JANUARY 1,
                                                2002                              2004                           2005
                                    -----------------------------    ------------------------------    --------------------------
                                                 WEIGHTED AVERAGE                  WEIGHTED AVERAGE              WEIGHTED AVERAGE
                                      SHARES      EXERCISE PRICE       SHARES      EXERCISE PRICE      SHARES     EXERCISE PRICE
                                      --------   ----------------    ---------     ----------------    --------  ----------------

Outstanding at beginning of year      897,758        $  2.32          768,336        $  2.38           629,919        $2.51
Granted                                                                50,000        $  2.31
Exercised                             (54,088)       $  1.85          (84,667)       $  1.90           (34,167)       $1.94
Forfeited/cancelled                   (75,334)       $  2.00         (103,750)       $  2.00           (42,563)       $3.90
                                     ---------                       ---------                         -------
Outstanding at end of year            768,336        $  2.38          629,919        $  2.51           553,189        $2.44
                                     =========                       =========                         =======

Options exercisable at year-end       606,084        $  2.32          579,919        $  2.52           519,855        $2.45
                                     =========                       =========                         =======
Weighted average fair value of
 options granted during the year                                                     $  2.69


The following table summarizes information about below market value stock options outstanding at January 1, 2005:





                                                       WEIGHTED AVERAGE
                         NUMBER           WEIGHTED          REMAINING            NUMBER          WEIGHTED
    RANGE OF         OUTSTANDING AT       AVERAGE          CONTRACTUAL       EXERCISABLE AT       AVERAGE
 EXERCISE PRICES    JANUARY 1, 2005   EXERCISE PRICE         LIFE           JANUARY 1, 2005   EXERCISE PRICE
 ---------------   ----------------   --------------   ----------------     ---------------   --------------
$ 0.00 to $ 2.00        423,189            $1.88             4.43                423,189           $1.88
$ 2.01 to $ 3.00         50,000            $2.31             8.96                 16,666           $2.31
$ 3.01 to $ 4.00         50,000            $4.00             4.87                 50,000           $4.00
$ 5.01 to $10.00         30,000            $8.00             4.81                 30,000           $8.00
                       ---------           ------                               ---------          ------
   TOTAL                553,189            $2.44                                 519,855           $2.45
                       =========           ======                               =========          ======


During fiscal year 2003 the Board of Directors of TMNG authorized for issuance 1,200,000 shares of the Company's common stock under the 1998 Plan for key management personnel. The shares are subject to restriction based upon a two year vesting schedule where 30% of the shares vest on the first anniversary of the grant date and the remaining 70% of the shares vest on the second anniversary.

A summary of the status of the restricted shares granted under the 1998 Plan and changes during fiscal year 2003 is presented below.

RESTRICTED STOCK:



                                               DECEMBER 28,                     JANUARY 3,                       JANUARY 1,
                                                   2002                            2004                             2005
                                   -------------------------------  ----------------------------    ------------------------------
                                                 SHARES                          SHARES                           SHARES
                                   -------------------------------  ----------------------------    ------------------------------

Outstanding at beginning of year                                                                                  720,000
Granted                                                                         720,000                            15,000
Forfeited/cancelled                                                                                               (77,000)
                                                ---------                     ---------                          ---------
Outstanding at end of year                                                      720,000                           658,000
                                                =========                     =========                          =========

Weighted average fair value of
 Shares granted during the year                                                  $ 2.87                            $2.01


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

A summary of the status of the Company's 2000 Plan as of December 28, 2002, January 3, 2004 and January 1, 2005, and changes during the years ending on those dates is presented below:

EXERCISE PRICE EQUALS FAIR MARKET VALUE AT GRANT DATE:



                                              DECEMBER 28,                    JANUARY 3,                     JANUARY 1,
                                                  2002                           2004                           2005
                                     ----------------------------   ----------------------------   -----------------------------
                                                 WEIGHTED AVERAGE               WEIGHTED AVERAGE                WEIGHTED AVERAGE
                                       SHARES     EXERCISE PRICE      SHARES     EXERCISE PRICE      SHARES      EXERCISE PRICE
                                     ----------  ----------------   ----------- ----------------   -----------  ----------------

Outstanding at beginning of year     2 165,114      $   6.39         2,212,226       $   4.62       1,175,160        $4.78
Granted                              1,316,750      $   2.97            10,000       $   1.77         117,500        $2.54
Exercised                              (12,375)     $   4.00           (44,416)      $   1.85         (45,167)       $3.04
Forfeited/cancelled                 (1,257,263)     $   5.95        (1,002,650)      $   4.53        (193,929)       $4.23
                                     ---------                       ---------                      ---------
Outstanding at end of year           2,212,226      $   4.62         1,175,160       $   4.78       1,053,564        $4.71
                                     =========                       =========                      =========

Options exercisable at year-end        458,433      $   6.29           527,545       $   5.62         635,630        $5.60
                                     =========                       =========                      =========
Weighted average fair value of
 options granted during the year                    $   2.39                         $   1.37                        $2.38


The following table summarizes information about stock options outstanding at January 1, 2005:




                                                               WEIGHTED AVERAGE
                            NUMBER             WEIGHTED            REMAINING              NUMBER             WEIGHTED
    RANGE OF             OUTSTANDING AT        AVERAGE           CONTRACTUAL           EXERCISABLE AT        AVERAGE
 EXERCISE PRICES       JANUARY 1, 2005      EXERCISE PRICE          LIFE              JANUARY 1, 2005     EXERCISE PRICE
----------------       -----------------    --------------     ----------------       -----------------   --------------
$ 0.00 to $ 2.00           74,750              $ 1.85              8.35                   17,749              $ 1.77
$ 2.01 to $ 3.00           64,500              $ 2.29              9.64
$ 3.01 to $ 4.00          660,314              $ 3.66              6.74                  413,711              $ 3.77
$ 4.01 to $ 5.00           15,500              $ 4.89              7.32                    9,000              $ 4.85
$ 5.01 to $10.00          185,000              $ 5.85              6.81                  141,670              $ 5.83
$10.01 to $20.00            3,500              $13.68              5.82                    3,500              $13.68
$20.01 to $35.00           50,000              $21.00              5.67                   50,000              $21.00
                        ---------              ------                                  ---------              ------
   TOTAL                1,053,564              $ 4.71                                    635,630              $ 5.60
                        =========              ======                                  =========              ======

EXERCISE PRICE LESS THAN FAIR MARKET VALUE AT GRANT DATE:




                                             DECEMBER 28,                    JANUARY 3,                   JANUARY 1,
                                                 2002                           2004                         2005
                                      --------------------------    --------------------------    -------------------------
                                                WEIGHTED AVERAGE              WEIGHTED AVERAGE             WEIGHTED AVERAGE
                                      SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE     SHARES    EXERCISE PRICE
Outstanding at beginning of year      53,200        $  5.50         23,537       $ 5.50           8,125          $5.50
Granted
Exercised
Forfeited/cancelled                  (29,663)       $  5.50        (15,412)      $ 5.50          (8,125)         $5.50
                                      ------                        ------                       -------
Outstanding at end of year            23,537        $  5.50          8,125       $ 5.50
                                      ======                        ======                       =======

Options exercisable at year-end        5,884        $  5.50          8,125       $ 5.50
                                      ======                        ======                       =======

At January 1, 2005, the Company had a total of 5,508,949 outstanding options to acquire shares with a weighted average exercise price of $5.07 and a weighted average remaining contractual life of 7.14 years. Of these options 3,487,195 were exercisable at January 1, 2005 with a weighted average exercise price of $6.51.

The Company follows APB No. 25 to account for the employee stock purchase plan and for employee and certain non-employee directors' stock options. In connection with APB No. 25 grants made in fiscal year 2003, the Company recorded unearned compensation of approximately $58,000, representing the difference between the exercise price and the fair value of the common stock on the dates such stock options were granted. Such amounts are being amortized by charges to operations on a graded vesting method over the corresponding vesting period of each respective option, generally three to four years. All option grants in 2002 and 2004 were issued with the exercise price of the option equal to the market price of the Company's stock as of the grant date.

The Company also follows APB No. 25 to account for restricted stock grants made to key management personnel. In connection with restricted stock granted during fiscal years 2003 and 2004 the Company recorded unearned compensation of approximately $2,070,000 and $30,150, respectively, representing the fair value of the common stock on the date such restricted stock grants were made. The compensation cost associated with restricted stock is being amortized by charges to operations on a graded vesting schedule over a period of two years from the date of grant.

The Company recognizes compensation cost over the vesting periods. These options and restricted shares have resulted in equity related charges to operations of approximately $0.5 million, $0.1 million, and $1.2 million for fiscal years 2002, 2003 and 2004, respectively. These expenses have been allocated among various expense categories.

During fiscal year 2000, the Company initiated an employee stock purchase plan for all eligible employees. Under the plan, shares of the Company's common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first day of the enrollment period or on the last day of each six-month period. Employees may purchase shares through a payroll deduction program having a value not exceeding 15% of their gross compensation during an offering period. During fiscal years 2002, 2003 and 2004, 75,451, 67,238, and 98,529 shares were purchased under the plan, respectively. At January 1, 2005, 5,558,897 shares were reserved for future issuance. The employee stock purchase plan is classified as a non-compensatory plan under APB No. 25.

The Company accounts for its stock option awards to independent subject matter experts and other non-employees in accordance with the fair value measurement provision of SFAS No. 123. Under SFAS No. 123, stock options are valued at grant date using the Black-Scholes option pricing model, and this expense is recognized ratably over the vesting period. Consequently, the expense of these options is recognized in the current and future reporting periods based on the fair value at the end of each period. The fair value of each option grant during fiscal years 2002, 2003 and 2004 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:





                                   FISCAL YEAR 2002    FISCAL YEAR 2003         FISCAL YEAR 2004
                                   ----------------    -----------------      ---------------------
Expected volatility factor.....          111%                104%                      91%
Risk-free interest rate........      1.34% - 5.00%       1.037% - 3.435%          3.00% - 4.10%
Expected life of options.......         5 years             5 years                  5 years
Expected life of stock issued
 under employee stock purchase
 plan..........................     0.5 - 2.0 years     0.5 - 2.0 years          0.5 - 2.0 years
Expected dividend rate.........            0%                  0%                       0%

11.  LOANS TO OFFICERS

As of January 1, 2005, there is one remaining line of credit between the Company and its Chief Executive Officer, Richard P. Nespola, which originated in fiscal year 2001. Aggregate borrowings available and outstanding against the line of credit at January 3, 2004 and January 1, 2005 totaled $300,000 and are due in 2011. These amounts are included in other assets in the non-current assets section of the balance sheet. In accordance with the loan provisions, the interest rate charged on the loans is equal to the Applicable Federal Rate
(AFR), as announced by the Internal Revenue Service, for short-term obligations (with annual compounding) in effect for the month in which the advance is made, until fully paid. Pursuant to the Sarbanes-Oxley Act, no further loan agreements or draws against the line may be made by the Company to, or arranged by the Company for its executive officers.

12.  LETTER OF CREDIT

In March 2002, the Company entered into a $1.0 million standby letter of credit ("LOC") facility with a financial institution in connection with the CSMG acquisition. The LOC was required as part of the assignment of the leased office space from CSMG to the Company. The Company originally collateralized the LOC with a $1.0 million cash deposit. The LOC provides for reductions of the amount deposited with the financial institution during the LOC term as follows (amounts in thousands):



                                                   LOC
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

The collateral deposited for this LOC is included in "Cash and Cash Equivalents" on the Company's consolidated condensed balance sheet as of January 3, 2004 and January 1, 2005. An obligation has not been recorded in connection with the LOC on the Company's consolidated condensed balance sheet as of January 3, 2004 and January 1, 2005.

13.  RELATED PARTY TRANSACTIONS

During fiscal year 2002, one member of the TMNG board of directors was also director of a customer with which TMNG did business. Revenues earned from the customer during 2002 totaled approximately $308,000. No receivables were outstanding from this customer as of January 3, 2004 and January 1, 2005. Such relationship did not exist with the Company during fiscal years 2003 and 2004.

During fiscal year 2002, TMNG made payments of approximately $190,000 to two legal firms in which two members of the Board of Directors own equity interests. Such payments were for legal services rendered in connection with the Company's equity offerings and for other matters arising in the normal course of business. The costs associated with the equity offerings were classified as a component of additional paid-in capital, and the costs associated with business matters arising in the normal course of business were classified as selling, general and administrative in the consolidated statements of operations and comprehensive income (loss). During fiscal year 2004, we made payments of $55,000 to a legal firm in which a member of the Board of Directors owns an equity interest. Such payments were made in connection with matters arising in the normal course of business and were within the limitations set forth by NASDAQ rules.

14.  SIGNIFICANT CUSTOMER CONTRACT SETTLEMENT

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

On August 25, 2004 the Company entered into a mediated settlement agreement to settle the pending litigation with the customer. Pursuant to the terms of the settlement agreement, each party was dismissed from any liability for the claims made against it and the customer agreed to make a cash settlement payment to the Company in the amount of $2 million to settle all claims and disputes arising under the consulting services agreement. The Company has no obligation to render further services to the customer. At October 11, 2004, the Company received the $2 million settlement from the customer and the parties dismissed one another from liability. This payment was recorded in the fourth quarter of fiscal year 2004 as a $1.3 million reduction of operating expenses, in the consolidated statement of operations and comprehensive income
(loss) and $0.7 million reduction of existing receivables.

15.  CONTINGENCIES

In June 1998, the bankruptcy trustee of a former client, Communications Network Corporation, sued TMNG for a total of $320,000 in the U.S. Bankruptcy Court in New York seeking recovery of $160,000 alleging an improper payment of consulting fees paid by the former client during the period from July 1, 1996, when an involuntary bankruptcy proceeding was initiated against the former client, through August 6, 1996, when the former client agreed to an order for relief in the bankruptcy proceeding, and $160,000 in consulting fees paid by the former client after August 6, 1996. Although the Company denies these claims and plans to vigorously defend itself, management has established reserves of $160,000 as of January 3, 2004 and January 1, 2005, which management believes are adequate in the event of loss or settlement on those claims.

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

As of January 1, 2005 the Company had outstanding demands aggregating approximately $1.0 million by the bankruptcy trustees of several former clients in connection with collected balances near the customers' respective bankruptcy filing dates. Although the Company does not believe it received any preference payments from these former clients and plans to vigorously defend its position, the Company has established reserves of $727,000, which it believes are adequate in the event of loss or settlement on remaining outstanding claims.

The Company may become involved in various legal and administrative actions arising in the normal course of business. These could include actions brought by taxing authorities challenging the employment status of consultants utilized by the Company. In addition, customer bankruptcies could result in additional claims on collected balances for professional services near the bankruptcy filing date. While the resolution of any of such actions, claims, or the matters described above may have an impact on the financial results for the period in which they occur, the Company believes that the ultimate disposition of these matters will not have a material adverse effect upon its consolidated results of operations, cash flows or financial position.

17.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

In management's opinion, the interim financial data below reflect all adjustments necessary to fairly state the results of the interim periods presented. Adjustments are of a normal recurring nature necessary for a fair presentation of the information for the periods presented. Results of any one or more quarters are not necessarily indicative of annual results or continuing trends.



                                                               (AMOUNTS IN THOUSANDS)
                                                                 2004 QUARTERS ENDED
                                                  --------------------------------------------------------
                                                  April 3,       July 3,      October 2,      January 1,
                                                  --------       --------     ----------      ----------
Revenues ...................................      $  5,779       $  5,184     $    6,546      $    6,195
Cost of Services:
  Direct cost of services...................         2,913          2,739          3,441           3,226
  Equity related charges....................            54             52             51              48
                                                  --------       --------       --------        --------
          Total cost of services............         2,967          2,791          3,492           3,274
                                                  --------       --------       --------        --------
Gross Profit ...............................         2,812          2,393          3,054           2,921
Operating Expenses:
  Selling, general and administrative.......         4,278          4,179          3,860           3,720
  Legal settlement..........................                                                      (1,294)
  Real estate restructuring.................                                                       1,545
  Goodwill and intangible asset impairment.
  Intangible asset amortization ............           339            218            218             217
  Equity related charges....................           283            232            261             182
                                                  --------       --------       --------        --------
          Total operating expenses..........         4,900          4,629          4,339           4,370
                                                  --------       --------       --------        --------

Loss from operations........................        (2,088)        (2,236)        (1,285)         (1,449)
Other Income:

  Interest income...........................           136            145            189             248
  Other, net................................            (9)            (6)           (10)             (5)
                                                  --------       --------       --------        --------
          Total other income................           127            139            179             243
                                                  --------       --------       --------        --------
Loss from continuing operations before
  income tax (provision) benefit ...........        (1,961)        (2,097)        (1,106)         (1,206)

Income tax (provision) benefit .............           (14)           (20)           (13)             (2)
                                                  --------       --------       --------        --------
Loss from continuing operations  ...........        (1,975)        (2,117)        (1,119)         (1,208)

Discontinued operations:
 Net income (loss) from discontinued operations
    including charge for impairment of goodwill
    of $2,163 for the first quarter ended
    April 3, 2004)                                  (2,276)
                                                  --------       --------       --------        --------
Net loss ...................................        (4,251)        (2,117)        (1,119)         (1,208)

Other comprehensive item -
  Foreign currency translation adjustment...           (15)            11             (1)            181
                                                  --------       --------       --------        --------
Comprehensive Loss .........................      $ (4,266)      $ (2,106)      $ (1,120)       $ (1,027)
                                                  ========       ========       ========        ========
Loss from continuing operations
 per common share
 Basic and Diluted ........................       $  (0.06)      $  (0.06)      $  (0.03)       $  (0.03)
                                                  ========       ========       ========        ========

Loss from discontinued operations
 per common share
 Basic and Diluted.........................       $  (0.07)
                                                  ========       ========       ========        ========
Loss per common share
 per common share
 Basic and diluted                                $  (0.13)      $  (0.06)      $  (0.03)       $  (0.03)
                                                  ========       ========       ========        ========
Basic and diluted weighted average shares
  outstanding..............................         34,503         34,625         34,631          34,716
                                                  ========       ========       ========        ========


                                                               (AMOUNTS IN THOUSANDS)
                                                                 2003 QUARTERS ENDED
                                                  --------------------------------------------------------
                                                  March 29,      June 28,     September 27,    January 3,
                                                  --------       --------     -------------   ------------
Revenues ....................................     $  7,240       $  4,963     $    4,691      $    6,351
Cost of Services:
  Direct cost of services....................        3,673          2,724          2,506           3,024
  Equity related charges.....................          (20)           (84)           (10)             57
                                                  --------       --------       --------        --------
          Total cost of services.............        3,653          2,640          2,496           3,081
                                                  --------       --------       --------        --------
Gross Profit ................................        3,587          2,323          2,195           3,270
Operating Expenses:
  Selling, general and administrative........        5,071          5,255          4,432           4,601
  Goodwill and intangible asset impairment...                      18,942                            542
  Intangible asset amortization .............          715            644            504             480
  Equity related charges.....................           11             (8)             7             132
                                                  --------       --------       --------        --------
          Total operating expenses...........        5,797         24,833          4,943           5,755
                                                  --------       --------       --------        --------

Loss from operations.........................       (2,210)       (22,510)        (2,748)         (2,485)
Other Income:

  Interest income............................          177            161            136             150
  Other, net.................................          (17)           (15)            (9)            (10)
                                                  --------       --------       --------        --------
          Total other income.................          160            146            127             140
                                                  --------       --------       --------        --------
Loss from continuing operations before income
 tax (provision) benefit.....................       (2,050)       (22,364)        (2,621)         (2,345)

Income tax (provision) benefit ..............          748          3,619                        (17,345)
                                                  --------       --------       --------        --------
Loss from continuing operations..............       (1,302)       (18,745)        (2,621)        (19,690)

Discontinued operations:
 Net income (loss) from discontinued operations
  (net of income tax provision of $53 for fiscal
   year 2003)................................           71              8            (30)            (15)
                                                  --------       --------       --------        --------
Net Loss.....................................       (1,231)       (18,737)        (2,651)        (19,705)

Other comprehensive item -
  Foreign currency translation adjustment....          (14)            23             12              42
                                                  --------       --------       --------        --------
Comprehensive Loss ..........................     $ (1,245)     $ (18,714)    $   (2,639)    $   (19,663)
                                                  ========       ========       ========        ========
Loss from continuing operations
 per common share
  Basic and Diluted..........................     $  (0.04)      $  (0.56)      $  (0.08)       $  (0.58)
                                                  ========       ========       ========        ========
Net income (loss) from discontinued
 operations per common share
  Basic and Diluted..........................
                                                  ========       ========       ========        ========
Loss per common share
  Basic and Diluted..........................     $  (0.04)      $  (0.56)      $  (0.08)       $  (0.58)
                                                  ========       ========       ========        ========
Shares Used in Calculation of Net Loss Per
 Common Share
  Basic .....................................       33,347         33,372         33,458          33,972
                                                  ========       ========       ========        ========
  Diluted ...................................       33,347         33,372         33,458          33,972
                                                  ========       ========       ========        ========

For the fourth quarter ended January 1, 2005, the Company's financial results include 13 weeks compared to the 14 weeks reported for the fourth quarter ended January 3, 2004. The operating results for fiscal year 2004 report 52 weeks of activity compared to the 53 weeks of activity reported in fiscal year 2003.

See Note 14 "Significant Customer Contract" for discussion of fourth quarter 2004 legal settlement.

See Note 8 "Real Estate Restructuring" for discussion of fourth quarter 2004 real estate restructuring charge.

See Note 7 "Income Taxes" for discussion of fourth quarter 2003 deferred tax charge.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this annual report. Based upon that review and evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and accordingly, the Company implemented no corrective measures.

ITEM 9B. OTHER INFORMATION

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 9, 2005 (the "Proxy Statement") contains, under the captions "Election of Directors," "Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" the information required by Item 10 of this Form 10-K, which information is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

The Proxy Statement contains under the captions "Election of Directors" and "Executive Compensation" and the information required by Item 11 of this Form 10-K, which information is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Proxy Statement contains under the captions "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" and "Equity Compensation Plan Information" the information required by Item 12 of this Form 10-K, which information is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Proxy Statement contains under the caption "Certain Relationships and Transactions with Related Persons" the information required by Item 13 of this Form 10-K, which information is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Proxy Statement contains under the caption "Ratification of Appointment of Independent Registered Public Accounting Firm" the information required by Item 14 of this Form 10-K which information is incorporated herein by this reference.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Overland Park, State of Kansas, on the 1st day of April, 2005.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:


            SIGNATURE                        TITLE                   DATE
            ---------                        -----                   ----
    /S/ RICHARD P. NESPOLA          CHAIRMAN OF THE BOARD,      APRIL 1, 2005
-------------------------------      PRESIDENT AND CHIEF
        RICHARD P. NESPOLA            EXECUTIVE OFFICER
                                    (PRINCIPAL EXECUTIVE
                                            OFFICER)

    /S/ DONALD E. KLUMB          CHIEF FINANCIAL OFFICER AND    APRIL 1, 2005
-------------------------------       TREASURER (PRINCIPAL
        DONALD E. KLUMB               FINANCIAL OFFICER AND
                                      PRINCIPAL ACCOUNTING
                                            OFFICER)

    /S/ MICKY K. WOO                       DIRECTOR             APRIL 1, 2005
-------------------------------
        MICKY K. WOO

    /S/ GRANT G. BEHRMAN                   DIRECTOR             APRIL 1, 2005
-------------------------------
        GRANT G. BEHRMAN

    /S/ WILLIAM M. MATTHES                 DIRECTOR             APRIL 1, 2005
-------------------------------
        WILLIAM M. MATTHES

   /S/  ROBERT J. CURREY                   DIRECTOR             APRIL 1, 2005
-------------------------------
        ROBERT J. CURREY

    /S/ ANDREW LIPMAN                      DIRECTOR             APRIL 1, 2005
-------------------------------
        ANDREW LIPMAN

    /S/ ROY A. WILKENS                     DIRECTOR             APRIL 1, 2005
-------------------------------
        ROY A. WILKENS

    /S/ FRANK SISKOWSKI                    DIRECTOR             APRIL 1, 2005
-------------------------------
        FRANK SISKOWSKI

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

 10.8* Noncompetition Agreement between the registrant and certain parties dated February 12, 1998

 10.9* Employment Agreement between the registrant and Richard Nespola dated February 12, 1998

10.10* Employment Agreement between the registrant and Micky Woo dated February 12, 1998

10.12* Employment Agreement between the registrant and Donald Klumb dated September 9, 1999

10.13* Amended Lease Agreement between Lighton Plaza L.L.C. and the registrant dated December 21, 2000

10.16*     2000 Supplemental Stock Plan and form of agreements thereunder

10.19* Employment Agreement between the registrant and Richard Nespola dated January 5, 2004

10.20* Employment Agreement between the registrant and Donald Klumb dated December 19, 2003

10.21      Sublease between Best Doctors and the registrant dated December 30,
           2004

 21.1      List of subsidiaries of TMNG, Inc.

 23.1      Consent of Independent Registered Public Accounting Firm.

 24.1      Power of attorney (see page 55)

 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act

 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act


 32.1      Certifications furnished pursuant to Section 906 of the Sarbanes
           - Oxley Act



* Previously filed