Form 10-Q
period 2005-04-02
MANAGEMENT NETWORK GROUP INC
filed 2005-05-17
CIK 1094814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                        [x] Quarterly report pursuant to
           Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended April 2, 2005

                                       or

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

As of May 13, 2005, TMNG had outstanding 35,135,828 shares of common stock.

                       THE MANAGEMENT NETWORK GROUP, INC.
                                      INDEX

                                                                                   PAGE
                                                                                   ----
PART I. FINANCIAL INFORMATION

         ITEM 1. Consolidated Condensed Financial Statements (unaudited):

                 Consolidated Condensed Balance Sheets - April 2, 2005
                    and January 1, 2005  ......................................      3

                 Consolidated Condensed Statements of Operations and
                   Comprehensive Loss - Thirteen weeks ended April 2, 2005
                   and April 3, 2004 ..........................................      4

                 Consolidated Condensed Statements of Cash Flows
                   - Thirteen weeks ended April 2, 2005 and April 3, 2004 .....      5

                 Notes to Consolidated Condensed Financial Statements .........      6

         ITEM 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations ..............     10

         ITEM 3. Quantitative and Qualitative Disclosures About
                   Market Risk ................................................     14

         ITEM 4. Controls and Procedures ......................................     14

PART II. OTHER INFORMATION

         ITEM 1. Legal Proceedings ............................................     15

         ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds ..     15

         ITEM 3. Defaults Upon Senior Securities ..............................     15

         ITEM 4. Submission of Matters to a Vote of Security Holders ..........     15

         ITEM 5. Other Information ............................................     15

         ITEM 6. Exhibits .....................................................     15

         Signatures............................................................     15

         Exhibits..............................................................     15




                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                       THE MANAGEMENT NETWORK GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In thousands, except share data)
                                   (unaudited)




                                                                         April 2,            January 1,
                                                                           2005                 2005
                                                                        ----------           ----------
CURRENT ASSETS:
  Cash and cash equivalents ................................            $  12,741             $  10,882
  Short-term investments ...................................               38,550                41,300
  Receivables:
    Accounts receivable ....................................                3,559                 4,663
    Accounts receivable - unbilled .........................                3,929                 1,911
                                                                        ----------            ----------
                                                                            7,488                 6,574
    Less: Allowance for doubtful accounts ..................                 (358)                 (396)
                                                                        ----------            ----------
                                                                            7,130                 6,178
  Prepaid and other assets ..................................               1,288                 1,945
                                                                        ----------            ----------
            Total current assets ...........................               59,709                60,305
                                                                        ----------            ----------
  Property and equipment, net  .............................                1,027                   896
  Goodwill .................................................               13,365                13,365
  Identifiable intangible assets, net ......................                  327                   487
  Loan to officer ..........................................                  300                   300
                                                                        ----------            ----------
Total Assets ...............................................            $  74,728             $  75,353
                                                                        ==========            ==========
CURRENT LIABILITIES:
  Trade accounts payable ...................................            $     555             $     845
  Accrued payroll, bonuses and related expenses ............                1,524                 1,040
  Other accrued liabilities ................................                2,322                 2,574
  Unfavorable and capital lease obligations                                   611                   725
                                                                        ----------            ----------
            Total current liabilities ......................                5,012                 5,184

Unfavorable and capital lease obligations ..................                3,266                 3,422

STOCKHOLDERS' EQUITY
  Common Stock: ............................................                   35                    35
    Voting - $.001 par value, 100,000,000 shares
    authorized; 35,037,289 and 34,750,562 issued and
    outstanding on April 2, 2005 and January 1, 2005,
    respectively
  Preferred stock - $.001 par value, 10,000,000 shares
    authorized, no shares issued or outstanding
  Additional paid-in capital ...............................              158,407               157,857
  Accumulated deficit ......................................              (91,493)              (90,885)
  Accumulated other comprehensive income -
   Foreign currency translation adjustment .................                  282                   352
  Unearned compensation ....................................                 (781)                 (612)
                                                                        ----------            ----------
           Total stockholders' equity ......................               66,450                66,747
                                                                        ----------            ----------
Total Liabilities and Stockholders' Equity .................            $  74,728             $  75,353
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

                                                 For the Thirteen Weeks Ended
                                                ------------------------------
                                                April 2,             April 3,
                                                  2005                 2004
                                                ---------           ----------
Revenues ..................................     $  7,067             $  5,779
Cost of Services:
  Direct cost of services .................        3,394                2,913
  Equity related charges ..................           35                   54
                                                ---------            ---------
    Total cost of services ................        3,429                2,967
                                                ---------            ---------
Gross Profit ..............................        3,638                2,812
Operating Expenses:
  Selling, general and administrative .....        4,147                4,278
  Real estate restructuring ...............           75
  Intangible asset amortization............          160                  339
  Equity related charges ..................          188                  283
                                                ---------            ---------
    Total operating expenses ..............        4,570                4,900
                                                ---------            ---------
Loss from operations ......................         (932)              (2,088)
Other Income:
  Interest income .........................          324                  136
  Other, net ..............................           15                   (9)
                                                ---------            ---------
    Total other income ....................          339                  127
                                                ---------            ---------
Loss from continuing operations before
 income tax provision .....................         (593)              (1,961)
Income tax provision ......................          (15)                 (14)
                                                ---------            ---------
Loss from continuing operations............         (608)              (1,975)
                                                ---------            ---------
Discontinued operations:
 Net loss from discontinued operations
   (includes a charge for impairment of
    Goodwill of $2,163 for the thirteen
    weeks ended April 3, 2004) ............                            (2,276)
                                                ---------            ---------
Net loss                                            (608)              (4,251)

Other comprehensive item -
  Foreign currency translation
    adjustment ............................          (70)                 (15)
                                                ---------            ---------
Comprehensive loss ........................     $   (678)            $ (4,266)
                                                =========            =========
Loss from continuing operations
  per common share
   Basic and Diluted ......................     $  (0.02)            $  (0.06)

Loss from discontinued operations
  per common share
   Basic and Diluted ......................                          $  (0.06)
                                                ---------            ---------
Loss per common share
  Basic and Diluted .......................     $  (0.02)            $  (0.12)
                                                =========            =========
Shares used in calculation of loss
 from continuing operations, loss from
 discontinued operations, and net loss
 per common share
  Basic and Diluted .......................       34,977               34,503
                                                =========            =========

See notes to consolidated condensed financial statements.

                       THE MANAGEMENT NETWORK GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                                      For the Thirteen Weeks Ended
                                                                     -------------------------------
                                                                      April 2,             April 3,
                                                                       2005                 2004
                                                                     ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..............................................            $   (608)            $ (4,251)
  Adjust for loss from discontinued operations
     (includes non-cash goodwill impairment
     charge of $2,163 in the thirteen weeks
     ended April 3, 2004)................................                                    2,276
                                                                     ----------           ----------
  Loss from continuing operations                                        (608)              (1,975)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation and amortization ......................                 282                  521
     Equity related charges .............................                 223                  337
     Other changes in operating assets and liabilities:
          Accounts receivable ...........................               1,066                  649
          Accounts receivable - unbilled ................              (2,018)              (1,329)
          Prepaid and other assets ......................                 657                 (390)
          Trade accounts payable ........................                (291)                (158)
          Accrued liabilities ...........................                  59                  465
                                                                     ----------           ----------
             Net cash used in operating activities
               from continuing operations  ..............                (630)              (1,880)

             Net cash used in discontinued operations ...                                     (113)
                                                                     ----------           ----------
             Net cash used in operating activities ......                (630)              (1,993)
                                                                     ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities and sales of short-term
   investments ..........................................               2,750                1,299
  Acquisition of property and equipment .................                 (86)                 (35)
                                                                     ----------           ----------

             Net cash provided by investing activities ..               2,664                1,264
                                                                     ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments made on long-term obligations ................                (263)                (100)
  Proceeds from exercise of options .....................                 158                  453
                                                                     ----------           ----------
             Net cash provided by (used in) financing
               activities ...............................                (105)                 353
                                                                     ----------           ----------
Effect of exchange rate on cash and cash
 equivalents ............................................                 (70)                 (15)
                                                                     ----------           ----------

Net increase (decrease) in cash and cash equivalents ....               1,859                 (391)
Cash and cash equivalents, beginning of period ..........              10,882                8,825
                                                                     ----------           ----------
Cash and cash equivalents, end of period ................            $ 12,741             $  8,434
                                                                     ==========           ==========
Supplemental disclosure of cash flow information:

   Cash paid during period for interest .................            $      1             $      9
                                                                     ==========           ==========
   Cash paid during period for taxes ....................            $     15             $     14
                                                                     ==========           ==========
   Non-cash acquisitions of property and equipment
      included in accrued liabilities ...................            $    169
                                                                     ==========

See notes to consolidated condensed financial statements.

                       THE MANAGEMENT NETWORK GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1.   BASIS OF REPORTING

The accompanying consolidated condensed financial statements of The Management Network Group, Inc. ("TMNG or the "Company") as of April 2, 2005 and January 1, 2005, and for the thirteen weeks ended April 2, 2005 and April 3, 2004, are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the Company's consolidated condensed financial position, results of operations, and cash flows as of these dates and for the periods presented. The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Consequently, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements nor those normally made in the Company's annual report on Form 10-K. Accordingly, reference should be made to the Company's annual report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies.

Changes in Presentation

Auction rate securities which prior to the fourth quarter of 2004 were recorded in cash and cash equivalents due to their liquidity and pricing reset feature, have been included as short-term investments in the accompanying balance sheet and sales and maturities of these securities have been reflected as investing activities in the statements of cash flows.

Stock Based Compensation

During the thirteen weeks ended April 3, 2004, the Company granted 175,000 shares of restricted stock to key executives. These grants had a fair value on the date of grant of $392,000. During the thirteen weeks ended April 2, 2005 and April 3, 2004, the Company recognized compensation expense of $223,000 and $337,000, respectively, related to the restricted stock grants made during first quarter 2005 as well as restricted stock grants made to key management personnel in the fourth quarter of fiscal year 2003. The compensation cost associated with such grants is being amortized through charges to operations on a graded vesting schedule over periods ranging from two to four years.

During the thirteen weeks ended April 2, 2005, the Company granted options to purchase 205,000 shares of the Company's common stock at a weighted average exercise price of $2.36. At the date of grant, the exercise price of the option awards equaled the market price of the Company's common stock. During the thirteen weeks ended April 3, 2004, the Company granted approximately 75,000 stock options to employees at a weighted average exercise price of $3.90. At the date of grant, the exercise price of the option awards equaled the market price of the Company's common stock.

The Company utilizes an intrinsic value methodology in accounting for stock based compensation for employees and certain non-employee directors in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations, and accounts for stock-based compensation for non-employees utilizing a fair value methodology in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure." If compensation cost for the Company's APB No. 25 option grants, restricted stock grants and the employee stock purchase plan had been determined under SFAS No. 123, based upon the fair value at the grant date, consistent with the Black-Scholes option pricing methodology, the Company's net loss for the thirteen weeks ended April 2, 2005 and April 3, 2004 would have increased/decreased by approximately $0.4 million and $0.9 million, respectively. For purposes of pro forma disclosures required under the provisions of SFAS No. 123, as amended by SFAS No. 148, the estimated fair value of options is amortized to pro forma expense over the options' vesting period. The following table contains pro forma information for the thirteen weeks ended April 2, 2005 and April 3, 2004 (in thousands, except per share amounts):


                                                                   THIRTEEN WEEKS ENDED
                                                             --------------------------------
                                                             APRIL 2, 2005      APRIL 3, 2004
                                                             -------------      -------------
           Net loss, as reported:                               $  (608)          $ (4,251)
             Add: Stock based employee compensation
              expense included in reported net
              income (loss)                                         223                337
           Deduct: Total stock-based compensation
              expense determined under fair value based
              method for all awards                                (606)            (1,250)
                                                              -----------        -----------
           Pro forma net loss                                   $  (991)          $ (5,164)
                                                              ===========        ===========

           Loss per share
             Basic and diluted, as reported                      $ (0.02)           $ (0.12)
                                                              ===========        ===========
             Basic and diluted, pro forma                        $ (0.03)           $ (0.15)
                                                              ===========        ===========

2.   LOSS PER SHARE

The Company calculates and presents loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. In accordance with the provisions of SFAS No. 128 "Earnings Per Share," the Company has not included the effect of common stock options in the calculation of diluted loss per share for the thirteen weeks ended April 2, 2005 and April 3, 2004 as the Company reported a loss from continuing operations for both periods and the effect would have been anti-dilutive. The weighted average shares of common stock outstanding for basic and diluted loss per share for the thirteen weeks ended April 2, 2005 and April 3, 2004 were 34,977,000 and 34,503,000, respectively. Had the Company reported net income for the thirteen weeks ended April 2, 2005 and April 3, 2004, the treasury stock method of calculating common stock equivalents would have resulted in approximately 475,000 and 1,719,000 additional dilutive shares, respectively.

NEW ACCOUNTING STANDARDS--In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment," replacing SFAS No. 123 and superseding APB Opinion No. 25. SFAS No. 123(R), as recently amended, requires public companies to recognize compensation expense for the cost of awards of equity compensation effective for fiscal years beginning after June 15, 2005. This compensation cost will be measured as the fair value of the award estimated using an option-pricing model on the grant date. The Company is currently evaluating the various transition provisions under SFAS No. 123(R) and will adopt SFAS No. 123(R) effective January 1, 2006, which is expected to result in increased compensation expense in future periods.

3.   DISCONTINUED OPERATIONS

During the thirteen weeks ended April 3, 2004, management and the Board of Directors elected to discontinue the hardware segment of the Company. The Company concluded that this segment of the business did not align well with the strategic focus of the Company. Charges related to the discontinuation of the hardware business were $2.3 million and relate primarily to goodwill impairment and severance charges. These charges are reported as a component of discontinued operations. The hardware segment's results of operations have been classified as discontinued operations.

Net sales and loss from discontinued operations are as follows (amounts in thousands):



                                                  FOR THE
                                                  THIRTEEN
                                                 WEEKS ENDED
                                               April 3, 2004
                                               -------------
                Net sales                         $    11
                                                  ========
                Goodwill impairment
                  and severance charge            $(2,213)
                Operating loss                        (63)
                                                  --------
                Loss from discontinued
                  operations                      $(2,276)
                                                  ========



4.   BUSINESS SEGMENTS

The Company identifies its segments based on the way management organizes the Company to assess performance and make operating decisions regarding the allocation of resources. In accordance with the criteria in SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information," the Company has concluded it has four operating segments: Operations, Strategy, Marketing and International; which are aggregated in one reportable segment, the Management Consulting Services segment. Management Consulting Services includes business strategy and planning, marketing and customer relationship management, operating system support, revenue assurance, corporate investment services, networks, and business model transformation.

In accordance with the provisions of SFAS No. 131, revenues earned in the United States and internationally based on the location where the services are performed are shown in the following table (amounts in thousands):

                                          FOR THE THIRTEEN WEEKS ENDED
        --------------------------------------------------------------------
                                         APRIL 2, 2005         APRIL 3, 2004
                                         -------------         -------------
        United States                       $ 6,608               $ 4,414
        International:
         Portugal                                                     860
         The Netherlands                         39                   218
         Great Britain                                                203
         United Kingdom                         345
         Other                                   75                    84
                                            -------               -------
         Total                               $7,067               $ 5,779
                                            =======               =======

5.   GOODWILL

During the thirteen weeks ended April 3, 2004, the Company recorded a $2.2 million goodwill impairment loss related to the discontinuation of the hardware segment and has reflected this amount in the Statement of Operations and Comprehensive Loss as a component of discontinued operations. The changes in the carrying amount of goodwill as of April 2, 2005 are as follows (amounts in thousands):


                                               Management Consulting    Discontinued
                                                     Segment             Operations            Total
                                               ---------------------    ------------          -------

Balance as of January 3, 2004                        $ 13,365             $  2,163           $ 15,528
Impairment loss                                                             (2,163)            (2,163)
                                                     --------             ---------           --------
Balance as of January 1, 2005                          13,365             $      0             13,365
                                                                          =========
Impairment loss
                                                     ---------                                --------
Balance as of April 2, 2005                          $ 13,365                                 $13,365
                                                     =========                                ========



6.   OTHER IDENTIFIABLE INTANGIBLE ASSETS

Included in the Company's consolidated balance sheets as of April 2, 2005 and January 1, 2005, are the following identifiable intangible assets (amounts in thousands):

                            April 2, 2005              January 1, 2005
                        ------------------------    ------------------------
                                    Accumulated                 Accumulated
                         Cost       Amortization      Cost      Amortization
                        -------     ------------    -------     ------------
Customer relationships  $ 1,908       $(1,581)      $ 1,908       $(1,538)
Employment agreements     3,200        (3,200)        3,200        (3,083)
                        -------       --------      -------       --------
Total                   $ 5,108       $(4,781)      $ 5,108       $(4,621)
                        =======       ========      =======       ========


Intangible amortization expense for the thirteen weeks ended April 2, 2005 and April 3, 2004 was $160,000 and $339,000, respectively. Intangible amortization expense is estimated to be approximately $128,000 for the remainder of fiscal year 2005, $171,000 in fiscal year 2006 and $28,000 in fiscal year 2007.

7.   INCOME TAXES

In the thirteen weeks ended April 2, 2005 and April 3, 2004, the Company generated income tax benefits of $233,000 and $817,000, respectively. The Company recorded full valuation allowances against these income tax benefits in accordance with provisions of SFAS No. 109, "Accounting for Income Taxes," which requires an estimation of the recoverability of the recorded income tax asset balances. In addition, the Company reported income tax provision of $15,000 and $14,000 for the thirteen weeks ended April 2, 2005 and April 3, 2004, respectively, related to state tax expense. As of April 2, 2005, the Company recorded $26.9 million of valuation allowance in connection with its deferred tax assets.

The Company establishes reserves for potential tax liabilities when, despite the belief that tax return positions are fully supported, certain positions are likely to be challenged and not be fully sustained. Such tax reserves are analyzed on a quarterly basis and adjusted based upon changes in facts and circumstances, such as the progress of federal and state audits, case law and emerging legislation. The Company establishes the reserves based upon its assessment of exposure associated with possible future assessments that may result from the examination of federal, state, or international tax returns. These tax reserves did not change materially during the thirteen week periods ended April 2, 2005 and April 3, 2004. Management believes that it has established adequate reserves in the event of loss or settlement of any potential tax liabilities.

8.   REAL ESTATE RESTRUCTURING

In the fourth quarter of fiscal year 2004, the Company made the decision to consolidate office space. In connection with this decision, a sublease agreement for unutilized space was entered into with a third party for the remainder of the original lease term. In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," the decision to consolidate office space resulted in charges of $75,000 related to the buyout of an office equipment lease in the thirteen weeks ended April 2, 2005. The restructuring charge of $75,000 has been reflected as a component of Loss from Operations in the Statement of Operations and Comprehensive Loss.

9.   LOANS TO OFFICERS

As of April 2, 2005, there is one remaining line of credit between the Company and its Chief Executive Officer, Richard P. Nespola, which originated in fiscal year 2001. Aggregate borrowings available and outstanding against the line of credit at April 2, 2005 and January 1, 2005 totaled $300,000 and are due in 2011. These amounts are included in other assets in the non-current assets section of the balance sheet. In accordance with the loan provisions, the interest rate charged on the loans is equal to the Applicable Federal Rate
(AFR), as announced by the Internal Revenue Service, for short-term obligations (with annual compounding) in effect for the month in which the advance is made, until fully paid. Pursuant to the Sarbanes-Oxley Act, no further loan agreements or draws against the line may be made by the Company to, or arranged by the Company for its executive officers.

10.  CONTINGENCIES

In June 1998, the bankruptcy trustee of a former client, Communications Network Corporation, sued TMNG for a total of $320,000 in the U.S. Bankruptcy Court in New York seeking recovery of $160,000 alleging an improper payment of consulting fees by the former client during the period from July 1, 1996, when an involuntary bankruptcy proceeding was initiated against the former client, through August 6, 1996, when the former client agreed to an order for relief in the bankruptcy proceeding, and $160,000 in consulting fees paid by the former client after August 6, 1996. Although the Company denies these claims and plans to vigorously defend itself, management has established reserves of $160,000 as of April 2, 2005 and January 1, 2005.

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

As of April 2, 2005 the Company had outstanding demands aggregating approximately $1.0 million by the bankruptcy trustees of several former clients in connection with collected balances near the customers' respective bankruptcy filing dates. Although the Company does not believe it received any preference payments from these former clients and plans to vigorously defend its position, the Company has established reserves of $727,000 as of April 2, 2005 and January 1, 2005.

The Company may become involved in various legal and administrative actions arising in the normal course of business. These could include actions brought by taxing authorities challenging the employment status of consultants utilized by the Company. In addition, future customer bankruptcies could result in additional claims on collected balances for professional services near the bankruptcy filing date. While the resolution of any such actions, claims, or the matters described above may have an impact on the financial results for the period in which they occur, the Company believes that the ultimate disposition of these matters will not have a material adverse effect upon its consolidated results of operations, cash flows or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this quarterly report contains forward-looking statements. Certain risks and uncertainties could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business - Risk Factors" in our annual report on Form 10-K for the fiscal year ended January 1, 2005. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date of this report. We undertake no obligation to revise, or publicly release the results of any revision to, these forward-looking statements. Readers should carefully review the risk factors described in our annual report and in other documents that we file from time to time with the Securities and Exchange Commission.

The following should be read in connection with Management's Discussion and Analysis of Financial Condition and Results of Operations as presented in our annual report on Form 10-K for the fiscal year ended January 1, 2005.

EXECUTIVE FINANCIAL OVERVIEW

As discussed in our 2004 annual report on Form 10-K for the fiscal year ended January 1, 2005, the communications industry experienced a significant economic recession from 2001 through 2004. We are a consultancy to the industry, and as a result experienced a significant reduction in consulting business primarily due to the recession. We experienced significant revenue declines and/or net losses from 2001 to 2004. During this period we maintained relatively consistent gross margins through innovative pricing and high consultant utilization levels.

Beginning in late 2004 and continuing through the first quarter of 2005, we saw what we believe is the beginning of a recovery in the telecommunication sector. During the thirteen weeks ended April 2, 2005, revenues increased 22% compared with the same period of 2004. Additionally, gross margins improved to over 51% compared with 49% during the same period of 2004. We believe these improved operating results are reflective of our efforts to capitalize on the growth of wireless and Internet protocol (IP) initiatives within the communications sector.

We have also implemented many programs to size the business consistent with our lower revenue base. Such steps included staff reductions and other selling, general and administrative cost cutting measures to maintain appropriate pricing and utilization metrics which are critical to a management consultancy. Selling, general and administrative costs in the first quarter of 2005 are comparable to the first quarter of 2004. It is management's intention to increase investment in building new solutions and offerings for wireless and IP initiatives. We are focusing our marketing efforts on large and sustainable clients to maintain a portfolio of business that is high credit quality, thus reducing bad debt risks.

Our comprehensive cost reduction efforts have assisted us in minimizing cash used in operations and allowed us to maintain strong levels of cash and short-term investments. Our short term investments primarily consist of money market funds and investment-grade auction rate securities. Returns on our short-term investments have increased over recent periods as a result of increasing interest rates.

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

Generally a client relationship begins with a short-term engagement utilizing a few consultants. Our sales strategy focuses on building long-term relationships with both new and existing clients to gain additional engagements within existing accounts and referrals for new clients. Strategic alliances with other companies are also used to sell services. We anticipate that we will continue to do so in the future. Because we are a consulting company, we experience fluctuations in revenues derived from clients during the course of a project lifecycle. As a result, the volume of work performed for specific clients varies from period to period and a major client from one period may not use our services in another period. In addition, clients generally may end their engagements with little or no penalty or notice. If a client engagement ends earlier than expected, we must re-deploy professional service personnel as any resulting unbillable time could harm our margins.

Cost of services consists primarily of compensation for consultants who are employees and amortization of equity related non-cash charges incurred in connection with restricted stock awards primarily to consultants, as well as fees paid to independent contractor organizations and related expense reimbursements. Employee compensation includes certain unbillable time, training, vacation time, benefits and payroll taxes. Gross margins are primarily impacted by the type of consulting services provided; the size of service contracts and negotiated volume discounts; changes in our pricing policies and those of competitors; utilization rates of consultants and independent subject matter experts; and employee and independent contractor organization costs associated with a competitive labor market.

Operating expenses include selling, general and administrative, equity related charges, intangible asset amortization, and real estate restructuring charges. Sales and marketing expenses consist primarily of personnel salaries, bonuses, and related costs for direct client sales efforts and marketing staff. We primarily use a relationship sales model in which partners, principals and senior consultants generate revenues.

In addition, sales and marketing expenses include costs associated with marketing collateral, product development, trade shows and advertising. General and administrative expenses consist mainly of costs for accounting, recruiting and staffing, information technology, personnel, insurance, rent, and outside professional services incurred in the normal course of business. The equity related charges consist of non-cash amortization charges incurred in connection with restricted stock awards, primarily to principals and certain senior executives.

CRITICAL ACCOUNTING POLICIES

While the selection and application of any accounting policy may involve some level of subjective judgments and estimates, we believe the following accounting policies are the most critical to our consolidated financial statements, potentially involve the most subjective judgments in their selection and application, and are the most susceptible to uncertainties and changing conditions:

     o    Allowance for Doubtful Accounts;
     o    Impairment of Goodwill and Long-lived Intangible Assets;
     o    Revenue Recognition; and
     o    Deferred Income Tax Assets.

ALLOWANCES FOR DOUBTFUL ACCOUNTS--Substantially all of our receivables are owed by companies in the communications industry. We typically bill customers for services after all or a portion of the services have been performed and require customers to pay within 30 days. We attempt to control credit risk by being diligent in credit approvals, limiting the amount of credit extended to customers and monitoring customers' payment records and credit status as work is being performed for them.

We recorded no bad debt expense for the thirteen weeks ended April 2, 2005 and recorded bad debt expense of $108,000 for the thirteen weeks ended April 3, 2004. During the thirteen weeks ended April 2, 2005, no provision was necessary for our allowance for doubtful accounts to maintain a level appropriate with the anticipated default rate of the underlying accounts receivable balances. Our allowance for doubtful accounts totaled $358,000 and $396,000 as of April 2, 2005 and January 1, 2005, respectively. The calculation of these amounts is based on judgment about the anticipated default rate on receivables owed to us as of the end of the reporting period. That judgment was based on uncollected account experience in prior years and our ongoing evaluation of the credit status of our customers and the communications industry in general.

We have attempted to mitigate credit risk by concentrating our marketing efforts on the largest and most stable companies in the communications industry and by tightly controlling the amount of credit provided to customers. If we are unsuccessful in these efforts, or if our customers file for bankruptcy or experience financial difficulties, it is possible that the allowance for doubtful accounts will be insufficient and we will have a greater bad debt loss than the amount reserved, which would adversely affect our cash flow and financial performance.

IMPAIRMENT OF GOODWILL AND LONG-LIVED INTANGIBLE ASSETS--Goodwill and other long-lived intangible assets arising from our acquisitions are subjected to periodic review for impairment. SFAS No. 142 requires an annual evaluation at the reporting unit level of the fair value of goodwill and compares the calculated fair value of the reporting unit to its book value to determine whether an impairment has been deemed to occur. Any impairment charge would be based on the most recent estimates of the recoverability of the recorded goodwill and intangibles balances. If the remaining book value assigned to goodwill and other intangible assets acquired in an acquisition is higher than the estimated fair value of the reporting unit, there is a requirement to write down these assets. The determination of fair value requires management to make assumptions about future cash flows and discount rates. Management's assumptions require significant judgment and estimation which could result in variable and volatile fair values.

Effective March 4, 2004, management and the Board of Directors elected to discontinue our hardware business. We concluded this segment of the business did not align well with our strategic focus. We incurred goodwill impairment charges of $2.2 million in the thirteen weeks ended April 3, 2004, related to the discontinuation of the hardware business, in accordance with the provisions of SFAS No. 142.

REVENUE RECOGNITION--Historically, most of our consulting practice contracts have been on a time and materials basis, in which customers are billed for time and materials expended in performing their engagements. We recognize revenue from those types of customer contracts in the period in which our services are performed. In addition to time and materials contracts, our other types of contracts include time and materials contracts not to exceed contract price, fixed fee contracts, managed services or outsourcing contracts, and contingent fee contracts. Managed services or outsourcing contracts typically have longer terms than consulting contracts (e.g., longer than one year).

We recognize revenues on time and materials contracts not to exceed contract price and fixed fee contracts using the percentage of completion method. Percentage of completion accounting involves calculating the percentage of services provided during the reporting period compared with the total estimated services to be provided over the duration of the contract. For all contracts, estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revisions as the contract progresses. Such revisions may result in an increase or decrease in revenues and income and are reflected in the financial statements in the periods in which they are first identified.

Due to the nature of contingent fee contracts, we recognize costs as they are incurred on the project and defer revenue recognition until the revenue is realizable and earned as agreed to by our clients. Although these contracts can be very rewarding, the profitability of these contracts is dependent on our ability to deliver results for our clients.

As we continue to adapt to changes in the communications consulting industry, we entered into more fixed fee contracts in which revenue is based upon delivery of services or solutions, and contingent fee contracts, in which revenue is subject to achievement of savings or other agreed upon results, rather than time spent. Both of these types of contracts are typically more results-oriented and are subject to greater risk associated with revenue recognition and overall project profitability than traditional time and materials contracts.

DEFERRED INCOME TAX ASSETS--We have generated substantial deferred income tax assets primarily from the accelerated financial statement write-off of goodwill, the charge to compensation expense taken for stock options and net operating loss carry forwards. For us to realize the income tax benefit of these assets, we must generate sufficient taxable income in future periods when such deductions are allowed for income tax purposes. In assessing whether a valuation allowance is needed in connection with our deferred income tax assets, we have evaluated our ability to carry back tax losses to prior years that reported taxable income, and our ability to generate sufficient taxable income in future periods to utilize the benefit of the deferred income tax assets. Such projections of future taxable income require significant subjective judgments and estimates by us. As of April 2, 2005, cumulative valuation allowances in the amount of $26.9 million were recorded in connection with the deferred income tax assets. We continue to evaluate the recoverability of the recorded deferred income tax asset balances. If we continue to report net operating losses for financial reporting, no additional tax benefit would be recognized for those losses, since we would be required to increase our valuation allowance to offset such amounts.

RESULTS OF OPERATIONS

THIRTEEN  WEEKS  ENDED APRIL 2, 2005  COMPARED TO THIRTEEN  WEEKS ENDED APRIL 3,
2004

Effective March 4, 2004, management and the Board of Directors elected to discontinue all hardware business (previously reported as the separate business segment "All Other"). Operating results of the hardware segment for the thirteen weeks ended April 3, 2004, have been included as a component of discontinued operations in the Consolidated Condensed Statements of Operations and Comprehensive Loss contained herein.

                                    REVENUES

Revenues increased 22.3% to $7.1 million for the thirteen weeks ended April 2, 2005 from $5.8 million for the thirteen weeks ended April 3, 2004. The increase in revenue is attributable to an increase in the number of consulting projects due partially to our market penetration consulting to wireless and IP clients, coupled with improving economics within the telecommunications industry. During the thirteen weeks ended April 2, 2005, the Company provided services on 123 customer projects, compared to 75 projects performed in the thirteen weeks ended April 3, 2004. Average revenue per project was $57,000 in the thirteen weeks ended April 2, 2005 compared to $77,000 in the thirteen weeks ended April 3, 2004. The decrease in average revenue per project was primarily attributable to one large project that was undertaken in the thirteen weeks ended April 3, 2004. Our international revenue base decreased to 6.5% of revenues for the thirteen weeks ended April 2, 2005, from 23.6% for the thirteen weeks ended April 3, 2004, due primarily to the end of multiple large projects in Western Europe at the end of fiscal year 2004, combined with an increase in our domestic project and revenue base.

Revenues recognized in connection with fixed price and contingent fee engagements totaled $3.2 million and $1.1 million for the thirteen weeks ended April 2, 2005 and April 3, 2004, respectively, representing 45.2% and 18.6% of total revenue during the thirteen weeks ended April 2, 2005 and April 3, 2004, respectively. This is due to the mix of our business shifting to more strategy and management consulting opportunities which are more likely to be structured as fixed price or contingent fee engagements.

                                COSTS OF SERVICES

Direct costs of services increased to $3.4 million for the thirteen weeks ended April 2, 2005, compared to $2.9 million for the thirteen weeks ended April 3, 2004. As a percentage of revenue, our gross margin based on direct cost of service was 52.0% for the thirteen weeks ended April 2, 2005, compared to 49.6% for the thirteen weeks ended April 3, 2004. The increase in gross margin was primarily attributable to a shift in the mix of services to more strategy and management consulting engagements in relation to staffing opportunities.

Non-cash stock based compensation charges were $35,000 for the thirteen weeks ended April 2, 2005, compared to $54,000 for the thirteen weeks ended April 3, 2004. Non-cash stock based compensation charges primarily relate to the Company's granting of restricted stock to select executives and key consultants during the fourth quarter of fiscal year 2003, which are being amortized on a graded vesting schedule over a period of two years from the date of grant.

                               OPERATING EXPENSES

In total, operating expenses decreased to $4.6 million for the thirteen weeks ended April 2, 2005, or 6.7% from $4.9 million for the thirteen weeks ended April 3, 2004. Operating expenses include selling, general and administrative costs, real estate restructuring, equity related charges, and intangible asset amortization. Selling, general and administrative expenses for the thirteen weeks ended April 2, 2005 were $4.1 million, compared to $4.3 million for the thirteen weeks ended April 3, 2004. The largest component of the decrease was a decline in rent expense of $141,000 related to the consolidation of office space. We continue to examine cost-reduction measures to enhance our profitability and manage operating expenses to better align them with the size of the business. We expect operating expenses to increase slightly in future periods as we continue to invest in new offerings and solutions.

Intangible asset amortization was $160,000 and $339,000 for the thirteen weeks ended April 2, 2005 and April 3, 2004, respectively. The decrease in amortization expense was due to certain intangible assets becoming fully amortized during fiscal year 2004 and first quarter 2005.

In the fourth quarter of fiscal year 2004, we made the decision to consolidate office space. In connection with this decision, a sublease agreement for unutilized space was entered into with a third party for the remainder of the original lease term. In accordance with SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities," the decision to consolidate office space resulted in charges of $75,000 related to the buyout of an office equipment lease in the thirteen weeks ended April 2, 2005.

Non-cash stock based compensation charges were $188,000 in the thirteen weeks ended April 2, 2005 compared to $283,000 for the thirteen weeks ended April 3, 2004. The charges relate to the award of restricted stock to select executives and key employees during the fourth quarter of fiscal year 2003 and first quarter of fiscal year 2005, which are being amortized on a graded vesting schedule over a period of two years from the date of grant for the fiscal year 2003 grants and four years from the date of grant for the fiscal year 2005 grants.

                            OTHER INCOME AND EXPENSES

Interest income was $324,000 and $136,000 for the thirteen weeks ended April 2, 2005 and April 3, 2004, respectively, and represented interest earned on invested balances. Interest income increased for the thirteen weeks ended April 2, 2005 as compared to the thirteen weeks ended April 3, 2004 due to increases in interest rates from 2004 to 2005. We primarily invest in money market funds and investment-grade auction rate securities as part of our overall investment policy.

                                  INCOME TAXES

In the thirteen weeks ended April 2, 2005 and April 3, 2004 we recorded no income tax benefit related to our pre-tax losses in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes" which requires an estimation of the recoverability of the recorded income tax asset balances. We continue to evaluate the recoverability of our recorded deferred income tax asset balances. If we continue to report net operating losses for financial reporting, no additional tax benefit would be recognized for those losses, since we would be required to increase our valuation allowance to offset such amounts. We also reported an income tax provision of $15,000 and $14,000 for the thirteen weeks ended April 2, 2005 and April 3, 2004, respectively, related to state tax expense.

                             DISCONTINUED OPERATIONS

For the thirteen weeks ended April 3, 2004, charges related to the discontinuation of the hardware business were $2.3 million and relate primarily to goodwill impairment and severance charges of $2.2 million. In addition, operating losses of the discontinued operations were $63,000 for the thirteen weeks ended April 3, 2004. These charges are reported within discontinued operations in the Statement of Operations and Comprehensive Loss.

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

Net cash used in operating activities was $0.6 million and $2.0 million for the thirteen weeks ended April 2, 2005 and April 3, 2004, respectively. We incurred negative cash flow from operating activities for the thirteen weeks ended April 2, 2005 due to changes in working capital. Negative cash flow from operating activities for the thirteen weeks ended April 3, 2004 is primarily due to operating losses.

Net cash provided by investing activities was $2.7 million and $1.3 million for the thirteen weeks ended April 2, 2005 and April 3, 2004, respectively. Net cash provided by investing activities includes maturities and sales of auction rate securities of $2.8 million and $1.3 million in the thirteen weeks ended April 2, 2005 and April 3, 2004, respectively. Cash used in investing activities was $86,000 and $35,000 for the thirteen weeks ended April 2, 2005 and April 3, 2004, respectively, related to the acquisition of office equipment, software and computer equipment.

Net cash used in financing activities was $105,000 in the thirteen weeks ended April 2, 2005, and related to payments made by the Company on the current portion of its capital lease obligations, partially offset by proceeds received from the exercise of employee stock options. Net cash provided by financing activities was $353,000 in the thirteen weeks ended April 3, 2004, and related to proceeds received from the exercise of employee stock options, and partially offset by payments made on the current portion of its capital lease obligations.

At April 2, 2005, we had approximately $51.3 million in cash, cash equivalents and short-term investments. At April 2, 2005, we had capital lease obligations of $61,000. We believe we have sufficient cash to meet anticipated cash requirements, including anticipated capital expenditures, consideration for possible acquisitions, and any continuing operating losses, for at least the next 12 months. We have established a flexible model that provides a lower fixed cost structure than most consulting firms, enabling us to scale operating cost structures more quickly based on market conditions. Although we are well positioned because of our cash reserves to weather continuing adverse conditions in the communications industry for a period of time, if the industry and demand for consulting services do not continue to rebound and we continue to experience negative cash flow, we could experience liquidity challenges at some future point.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not invest excess funds in derivative financial instruments or other market rate sensitive instruments for the purpose of managing our foreign currency exchange rate risk. We invest excess funds in short-term investments, including auction rate securities, the yield of which is exposed to interest rate market risk. Auction rate securities are classified as available-for-sale and reported on the balance sheet at fair value, which equals market value, as the rate on such securities resets generally every 28 to 35 days. Consequently, interest rate movements do not materially affect the balance sheet valuation of fixed income investments. Changes in the overall level of interest rates do affect our interest income generated from investments.

We do not have material exposure to market related risks. Foreign currency exchange rate risk may become material given U.S. dollar to foreign currency exchange rate changes and significant increases in international engagements denominated in the local currency of our clients.

ITEM 4. CONTROLS AND PROCEDURES

A review and evaluation was performed by our management, including our Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, we took no corrective measures.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have not been subject to any material new litigation or claims since the time of our 10-K filing, on April 1, 2005. For a summary of litigation in which we are currently involved, refer to our annual report on Form 10-K, as filed with the Securities and Exchange Commission on April 1, 2005 and Notes 10 of the Condensed Consolidated Financial Statements included elsewhere in this report.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

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



         SIGNATURE                          TITLE                    DATE
         ---------                          -----                    ----
/s/ RICHARD P. NESPOLA            Chairman, President and Chief   May 16, 2005
-------------------------------   Executive Officer
Richard P. Nespola                (Principal executive officer)


/s/ DONALD E. KLUMB               Chief Financial Officer and     May 16, 2005
-------------------------------   Treasurer
Donald E. Klumb                   (Principal financial officer
                                  and principal accounting
                                  officer)