Form 10-Q
period 2005-07-02
MANAGEMENT NETWORK GROUP INC
filed 2005-08-16
CIK 1094814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(x) Quarterly report pursuant to

Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 2, 2005

or

☐ Transition report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

Commission file number: 0-27617

THE MANAGEMENT NETWORK GROUP, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	48-1129619
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7300 COLLEGE BLVD., SUITE 302, OVERLAND PARK, KS 66210

(Address of principal executive offices) (Zip Code)

913-345-9315

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of August 12, 2005 TMNG had outstanding 35,193,285 shares of common stock.

THE MANAGEMENT NETWORK GROUP, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

THE MANAGEMENT NETWORK GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

(unaudited)

	July 2, 2005	January 1, 2005
CURRENT ASSETS:
Cash and cash equivalents	$11,165	$10,882
Short-term investments	39,250	41,300
Receivables:
Accounts receivable	6,556	4,663
Accounts receivable - unbilled	2,862	1,911

	9,418	6,574
Less: Allowance for doubtful accounts	(432)	(396)

	8,986	6,178
Prepaid and other assets	1,141	1,945

Total current assets	60,542	60,305

Property and equipment, net	1,017	896
Goodwill	13,365	13,365
Identifiable intangible assets, net	285	487
Loan to officer	300	300

Total Assets	$75,509	$75,353

CURRENT LIABILITIES:
Trade accounts payable	$896	$845
Accrued payroll, bonuses and related expenses	1,833	1,040
Other accrued liabilities	2,320	2,574
Unfavorable and capital lease obligations	611	725

Total current liabilities	5,660	5,184

Unfavorable and capital lease obligations	3,119	3,422

STOCKHOLDERS’ EQUITY
Common Stock:	35	35
Voting - $.001 par value, 100,000,000 shares authorized;
35,145,619 and 34,750,562 shares issued and outstanding on
July 2, 2005 and January 1, 2005, respectively
Preferred stock - $.001 par value, 10,000,000 shares
authorized, no shares issued or outstanding
Additional paid-in capital	158,545	157,857
Accumulated deficit	(91,463)	(90,885)
Accumulated other comprehensive income -
Foreign currency translation adjustment	161	352
Unearned compensation	(548)	(612)

Total stockholders’ equity	66,730	66,747

Total Liabilities and Stockholders’ Equity	$75,509	$75,353

See notes to consolidated condensed financial statements.

THE MANAGEMENT NETWORK GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(In thousands, except per share data)

(unaudited)

	For the Thirteen Weeks Ended		For the Twenty-six Weeks Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Revenues	$9,017	$5,184	$16,084	$10,963
Cost of services:
Direct cost of services	4,519	2,739	7,913	5,652
Equity related charges	34	52	69	106

Total cost of services	4,553	2,791	7,982	5,758

Gross Profit	4,464	2,393	8,102	5,205
Operating Expenses:
Selling, general and administrative	4,662	4,179	8,810	8,458
Real estate restructuring			75
Intangible asset amortization	43	218	202	556
Equity related charges	200	232	388	515

Total operating expenses	4,905	4,629	9,475	9,529

Loss from operations	(441)	(2,236)	(1,373)	(4,324)
Other Income:
Interest income	379	145	703	281
Other, net	95	(6)	110	(15)

Total other income	474	139	813	266

Income (loss) from continuing operations
before income tax provision	33	(2,097)	(560)	(4,058)
Income tax provision	(3)	(20)	(18)	(34)

Income (loss) from continuing operations	30	(2,117)	(578)	(4,092)

Discontinued operations:
Net loss from discontinued operations
(includes a charge for impairment of
goodwill of $2,163 for the twenty six weeks
ended July 3, 2004)				(2,276)

Net income (loss)	30	(2,117)	(578)	(6,368)
Other comprehensive item -
Foreign currency translation adjustment	(121)	11	(191)	(5)

Comprehensive loss	$(91)	$(2,106)	$(769)	$(6,373)

Income (loss) from continuing operations
per common share
Basic and diluted	$0.00	$(0.06)	$(0.02)	$(0.12)

Net loss from discontinued operations
per common share
Basic and diluted				$(0.06)

Net income (loss) per common share
Basic and diluted	$0.00	$(0.06)	$(0.02)	$(0.18)

Shares used in calculation of income (loss)
from continuing operations, net loss from
discontinued operations, and net income
(loss) per common share
Basic	35,104	34,625	35,040	34,564

Diluted	35,461	34,625	35,040	34,564

See notes to consolidated condensed financial statements.

THE MANAGEMENT NETWORK GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	For the Twenty-six Weeks Ended
	July 2, 2005	July 3, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(578)	$(6,368)
Adjust for loss from discontinued operations
(includes non-cash goodwill impairment
charge of $2,163 in the twenty-six weeks
ended July 3, 2004		2,276

Loss from continuing operations	(578)	(4,092)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation and amortization	455	911
Equity related charges	457	621
Loss on retirement of assets		2
Other changes in operating assets and liabilities:
Accounts receivable	(1,857)	(847)
Accounts receivable - unbilled	(951)	(129)
Prepaid and other assets	804	(129)
Trade accounts payable	51	137
Accrued liabilities	371	162

Net cash used in operating activities
from continuing operations	(1,248)	(3,364)

Net cash used in discontinued operations		(113)

Net cash used in operating activities	(1,248)	(3,477)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(3,600)
Proceeds from maturities and sales of short-term
investments	5,650	2,200
Acquisition of property and equipment, net	(206)	(77)

Net cash provided by investing activities	1,844	2,123

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments made on long-term obligations	(418)	(440)
Proceeds from exercise of options	208	541
Issuance of common stock through employee stock purchase plan	88	49

Net cash provided by (used in) financing
activities	(122)	150

Effect of exchange rate on cash and cash equivalents	(191)	(5)

Net increase (decrease) in cash and cash equivalents	283	(1,209)
Cash and cash equivalents, beginning of period	10,882	8,825

Cash and cash equivalents, end of period	$11,165	$7,616

Supplemental disclosure of cash flow information:

Cash paid during period for interest	$2	$15

Cash paid during period for taxes	$18	$34

See notes to consolidated condensed financial statements.

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Reporting

The accompanying consolidated condensed financial statements of The Management Network Group, Inc. (“TMNG” or the “Company”) as of July 2, 2005, and for the thirteen and twenty-six weeks ended July 2, 2005 and July 3, 2004, are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the Company’s consolidated condensed financial position, results of operations, and cash flows as of these dates and for the periods presented. The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Consequently, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements nor those normally made in the Company’s annual report on Form 10-K. Accordingly, reference should be made to the Company’s annual report on Form 10-K for additional disclosures, including a summary of the Company’s accounting policies.

Changes in Presentation

Auction rate securities which prior to the fourth quarter of 2004 were recorded in cash and cash equivalents due to their liquidity and pricing reset feature, have been included as short-term investments in the accompanying balance sheets and sales and maturities of these securities have been reflected as investing activities in the statements of cash flows.

Stock Based Compensation

During the thirteen weeks ended July 2, 2005, and July 3, 2004 the Company recognized compensation expense of $234,000 and $284,000, respectively, related to the restricted stock grants made to key management personnel during the first quarter of fiscal year 2005 and fourth quarter of fiscal year 2003. The compensation cost associated with such grants is being amortized through charges to operations on a graded vesting schedule over periods ranging from two to four years.

During the thirteen weeks ended July 2, 2005, the Company granted options to purchase 80,500 and 200,000 shares of the Company’s common stock to employees and members of the Company’s Board of Directors, respectively, at a weighted average exercise price of $2.17. At the date of grant, the exercise price of the option awards equaled the market price of the Company’s common stock. During the thirteen weeks ended July 3, 2004, the Company granted options to purchase 98,000 shares of the Company’s common stock to employees at a weighted average exercise price of $2.85. At the date of grant, the exercise price of the option awards equaled the market price of the Company’s common stock.

During the twenty-six weeks ended July 2, 2005, the Company granted 175,000 shares of restricted stock to key management personnel. These grants had a fair value on the date of grant of $392,000. During the twenty-six weeks ended July 2, 2005 and July 3, 2004, the Company recognized compensation expense of $457,000 and $621,000, respectively, related primarily to the issuance of restricted stock grants made to key management personnel during the first quarter of fiscal year 2005 and fourth quarter of fiscal year 2003.

During the twenty-six weeks ended July 2, 2005, the Company granted options to purchase 285,500 and 200,000 shares of the Company’s common stock to employees and members of the Company’s Board of Directors, respectively, at a weighted average exercise price of $2.25. During the twenty-six weeks ended July 3, 2004, the Company granted 173,000 options to purchase the Company’s common stock to employees at a weighted average exercise price of $3.31. At the dates of grants, the exercise price of the option awards equaled the market price of the Company’s common stock.

The Company utilizes an intrinsic value methodology in accounting for stock based compensation for employees and certain non-employee directors in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, and accounts for stock-based compensation for non-employees utilizing a fair value methodology in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 “Accounting for Stock Based Compensation - Transition and Disclosure.” If compensation cost for the Company’s APB 25 grants and the employee stock purchase plan had been determined under SFAS No. 123, based upon the fair value at the grant date, consistent with the Black-Scholes option pricing methodology, the Company’s ne weeks ended July 2, 2005 would have decreased by approximately $0.4 million, and the net loss for the thirteen weeks ended July 3, 2004 would have increased by $0.9 million, and the Company’s net loss for the twenty-six weeks ended July 2, 2005 and July 3, 2004, would have increased by approximately $0.8 million and $1.8 million, respectively.

For purposes of pro forma disclosures required under the provisions of SFAS No. 123, as amended by SFAS No. 148, the estimated fair value of options is amortized to pro forma expense over the options’ vesting period. The following table contains pro forma information for the thirteen and twenty-six weeks ended July 2, 2005, and July 3, 2004 (in thousands, except per share amounts):

	FOR THE THIRTEEN WEEKS ENDED		FOR THE TWENTY-SIX WEEKS ENDED
	JULY 2, 2005	JULY 3, 2004	JULY 2, 2005	JULY 03, 2004
Net income (loss), as reported:	$30	$(2,117)	$(578)	$(6,368)
Add: Stock-based employee
compensation expense included in reported
net income (loss), net of related tax effects	234	284	457	621
Deduct: Total stock-based compensation
expense determined under fair value
based method for all awards, net of related
tax effects	(614)	(1,135)	(1,220)	(2,385)

Pro forma net loss	$(350)	$(2,968)	$(1,341)	$(8,132)

Net income (loss) per share
Basic and diluted, as reported	$0.00	$(0.06)	$(0.02)	$(0.18)

Basic and diluted, pro forma	$(0.01)	$(0.09)	$(0.04)	$(0.24)

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment”. SFAS No. 123(R) revises SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. On April 14, 2005, SFAS No. 123R was amended to allow companies to adopt the standard at the beginning of the fiscal year that begins after June 15, 2005. The Company is currently evaluating the various transitions provisions under SFAS No. 123(R) and will adopt SFAS No. 123(R) effective January 1, 2006, which is expected to result in increased compensation expense in future periods.

2. Earnings (Loss) Per Share

The Company calculates and presents earnings (loss) per share using a dual presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed in the same manner except the weighted average number of shares is increased for dilutive securities. The following table sets forth the computation of diluted shares outstanding (amounts in thousands):

	FOR THE THIRTEEN WEEKS ENDED		FOR THE TWENTY-SIX WEEKS ENDED
	JULY 2, 2005	JULY 3, 2004	JULY 2, 2005	JULY 3, 2004
Weighted average shares outstanding - basic	35,104	34,625	35,040	34,564
Effect of dilutive securities:
Stock options	357

Weighted average shares outstanding - diluted	35,461	34,625	35,040	34,564

In accordance with the provisions of SFAS No. 128 “Earnings Per Share”, the Company has not included the effect of stock options in the calculation of diluted loss per share for the thirteen weeks ended July 3, 2004 and twenty-six weeks ended July 2, 2005 and July 3, 2004, as the Company reported a loss from continuing operations for these periods and the effect would have been anti-dilutive. Had the Company reported net income for the thirteen weeks ended July 3, 2004, the treasury method of calculating common stock equivalents would have resulted in approximately 1,139,217 additional diluted shares. Had the Company reported net income for the twenty-six weeks ended July 2, 2005, and July 3, 2004, the treasury method of calculating common stock equivalents would have resulted in approximately 406,599 and 841,064 additional diluted shares, respectively.

3. Discontinued Operations

During the thirteen weeks ended April 3, 2004, management and the Board of Directors elected to discontinue the hardware segment of the Company. The Company concluded that this segment of the business did not align well with the strategic focus of the Company. Charges related to the discontinuation of the hardware business were $2.3 million and relate primarily to goodwill impairment and severance charges. These charges are reported as a component of discontinued operations. The hardware segment’s results of operations have been classified as discontinued operations.

Net sales and loss from discontinued operations are as follows (amounts in thousands):

FOR TWENTY-SIX WEEKS ENDED
JULY 3, 2004

Revenue	$13

Goodwill impairment
and severance charge	$(2,213)
Operating income (loss)	$(63)
Income tax provision

Loss from discontinued operations	$(2,276)

4. Business Segments

The Company identifies its segments based on the way management organizes the Company to assess performance and make operating decisions regarding the allocation of resources. In accordance with the criteria in SFAS No. 131 “Disclosure about Segments of an Enterprise and Related Information,” the Company has concluded it has four operating segments: Operations, Strategy, Marketing and International; which are aggregated in one reportable segment, the Management Consulting Services segment. Management Consulting Services includes business strategy and planning, marketing and customer relationship management, billing system support, operating system support, revenue assurance, corporate investment services, and business model transformation.

In accordance with the provisions of SFAS No 131, revenues earned in the United States and internationally based on the location where the services are performed are shown in the following table (amounts in thousands):

	FOR THE THIRTEEN WEEKS ENDED		FOR THE TWENTY-SIX WEEKS ENDED

	JULY 2, 2005	JULY 3, 2004	JULY 2, 2005	JULY 3, 2004
United States	$8,413	$4,164	$15,021	$8,578
International:
United Kingdom	426	346	771	549
Australia	178		178
The Netherlands		183	39	401
Canada		113		113
Portugal		264		1,124
Other		114	75	198

Total	$9,017	$5,184	$16,084	$10,963

5.	Goodwill

During the twenty-six weeks ended July 3, 2004, the Company recorded a $2.2 million goodwill impairment loss related to the discontinuation of the hardware segment and has reflected this amount in the Statement of Operations and Comprehensive Loss as a component of discontinued operations. The changes in the carrying amount of goodwill as of July 2, 2005 are as follows (amounts in thousands):

	Management Consulting Segment	Discontinued Operations	Total

Balance as of January 3, 2004	$13,365	$2,163	$15,528
Impairment loss		(2,163)	(2,163)

Balance as of January 1, 2005	13,365	$0	13,365

Impairment loss

Balance as of July 2, 2005	$13,365		$13,365

6. Other Identifiable Intangible Assets

Included in the Company’s consolidated balance sheet as of July 2, 2005, and January 1, 2005, are the following identifiable assets

(amounts in thousands):

	July 2, 2005		January 1, 2005
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Customer relationships	$1,908	$(1,623)	$1,908	$(1,538)
Employment agreements	3,200	(3,200)	3,200	(3,083)

Total	$5,108	$(4,823)	$5,108	$(4,621)

Intangible amortization expense for the thirteen weeks ended July 2, 2005 and July 3, 2004 was $43,000 and $218,000, respectively. Intangible amortization expense for the twenty-six weeks ended July 2, 2005 and July 3, 2004 was $202,000 and $556,000, respectively. Intangible amortization expense is estimated to be approximately $86,000 for the remainder of fiscal year 2005, $171,000 in fiscal year 2006 and $28,000 in fiscal year 2007.

7.	Income Taxes

In the thirteen weeks ended July 2, 2005, the Company generated income tax expense of $35,000. The Company utilized its net operating loss carryforwards to offset $32,000 of this income tax expense, with the remaining expense related to state income taxes. In the thirteen weeks and twenty-six weeks ended July 2, 2005 and the twenty-six weeks ended July 3, 2004, the Company generated income tax benefits of $198,000, $906,000 and $1.7 million, respectively. The Company recorded full valuation allowances against these income tax benefits in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” which requires an estimation of the recoverability of the recorded income tax asset balances. In addition, the Company reported income tax provisions of $20,000 for the thirteen weeks ended July 3, 2004, and income tax provisions of $18,000 and $34,000 for the twenty-six weeks ended July 2, 2005 and July 3, 2004, respectively, related to state tax expense. As of July 2, 2005, the Company recorded $26.9 million of valuation allowance in connection with its deferred tax assets.

The Company establishes reserves for potential tax liabilities when, despite the belief that tax return positions are fully supported, certain positions are likely to be challenged and not fully sustained. Such tax reserves are analyzed on a quarterly basis and adjusted based upon changes in facts and circumstances, such as the progress of federal and state audits, case law and emerging legislation. The Company establishes the reserves based upon its assessment of exposure associated with possible future assessments that may result from the examination of Federal, state, or international tax returns. These tax reserves did not change materially during the thirteen weeks ended July 2, 2005 and July 3, 2004. Management believes that it has established adequate reserves in the event of loss or settlement of any potential tax liabilities.

8. Real Estate Restructuring

In the fourth quarter of fiscal year 2004, the Company made the decision to consolidate office space. In connection with this decision, a sublease agreement for unutilized space was entered into with a third party for the remainder of the original lease term. In accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” the decision to consolidate office space resulted in charges of $75,000 related to the buyout of an office equipment lease in the twenty-six weeks ended July 2, 2005. The restructuring charge of $75,000 has been reflected as a component of Loss from Operations in the Statement of Operations and Comprehensive Loss.

9. Loan to Officer

As of July 2, 2005, there is one remaining line of credit between the Company and its Chief Executive Officer, Richard P. Nespola, which originated in fiscal year 2001. Aggregate borrowings available and outstanding against the line of credit at July 2, 2005 and January 1, 2005 totaled $300,000. The Balance is due in 2011. In accordance with the loan provisions, the interest rate charged on the loans is equal to the Applicable Federal Rate (AFR), as announced by the Internal Revenue Service, for short-term obligations (with annual compounding) in effect for the month in which the advance is made, until fully paid. All interest payments have been made in a timely fashion. Pursuant to the Sarbanes-Oxley Act, no further loan agreements or draws against the line may be made by the Company to, or arranged by the Company for its executive officers.

10. Contingencies

In June 1998, the bankruptcy trustee of a former client, Communications Network Corporation, sued TMNG for a total of $320,000 in the U.S. Bankruptcy Court in New York seeking recovery of $160,000 alleging an improper payment of consulting fees paid by the former client during the period from July 1, 1996, when an involuntary bankruptcy proceeding was initiated against the former client, through August 6, 1996, when the former client agreed to an order for relief in the bankruptcy proceeding, and $160,000 in consulting fees paid by the former client after August 6, 1996. Although the Company denies these claims and plans to vigorously defend itself, management has established reserves of $160,000 as of July 2, 2005 and January 1, 2005, which it believes are adequate.

The bankruptcy trustee has also sued TMNG for at least $1.85 million for breach of contract, breach of fiduciary duties and negligence. Although assurance cannot be given as to the ultimate outcome of this proceeding, TMNG believes the Company has meritorious defenses to the claims made by the bankruptcy trustee, including particularly the claims for breach of contract, breach of fiduciary duty and negligence, and that the ultimate resolution of this matter will not materially harm the Company’s business.

As of July 2, 2005 the Company has outstanding demands aggregating approximately $1.0 million by the bankruptcy trustees of several former clients in connection with collected balances near the customers’ respective bankruptcy filing dates. Although the Company does not believe it received any preference payments from these former clients and plans to vigorously defend its position, the Company has established reserves of $727,000 as of July 2, 2005 and January 1, 2005, which it believes are adequate.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this quarterly report contains forward-looking statements. Certain risks and uncertainties could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business - Risk Factors” in our annual report on Form 10-K for the fiscal year ended January 1, 2005. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date of this report. We undertake no obligation to revise, or publicly release the results of any revision to, these forward-looking statements. Readers should carefully review the risk factors described in our annual report in other documents that we file from time to time with the Securities and Exchange Commission.

The following should be read in connection with Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented in our annual report on Form 10-K for the fiscal year ended January 1, 2005.

EXECUTIVE FINANCIAL OVERVIEW

As discussed in our 2004 annual report on Form 10-K for the fiscal year ended January 1, 2005 the communications industry experienced a significant economic recession from 2001 through 2004. We are a consultancy to the industry, and as a result experienced a significant reduction in consulting business during that period primarily due to the recession. We experienced significant revenue declines and/or net losses from 2001 to 2004. During this period we maintained relatively consistent gross margins through innovative pricing and high consultant utilization levels.

Beginning in late 2004 and continuing through the second quarter of 2005, we are seeing what we believe is the beginning of a recovery in the industry, coupled with a transformation, convergence and consolidation of the telecommunication, media and entertainment sectors. During the thirteen and twenty-six weeks ended July 2, 2005, our revenues increased 74% and 47%, respectively, compared with the same periods in 2004. Additionally, gross margins improved to 50% during the twenty-six weeks ended July 2, 2005 compared with 47% during the same period of 2004. We believe these improved operating results are reflective of our efforts to identify, adapt to and capitalize on these change elements, combined with growth of wireless and Internet protocol (IP) initiatives within the communications sector.

Selling, general and administrative costs in the thirteen and twenty-six weeks ended July 2, 2005 were up approximately 12% and 5%, respectively, as compared to the same period of 2004. The increase reflects management’s efforts to invest in intellectual property, including proprietary toolsets and methodologies to support new wireless and IP consultative and managed services offerings. Although these investments have impacted our short-term profitability, we believe they will better enable us to capitalize on the industry migration toward wireless and internet protocol platforms. We are also focusing our marketing efforts on growth markets surrounding large and sustainable clients to maintain a portfolio of business that is high credit quality, thus reducing bad debt risks.

Our comprehensive cost containment efforts have provided offset to our investment initiatives, and have assisted us in minimizing cash used in operations and allowed us to maintain strong levels of cash and short-term investments. Our short-term investments primarily consist of money market funds and investment-grade auction rate securities. Returns on our short-term investments have increased over recent periods as a result of increasing interest rates.

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

Generally a client relationship begins with a short-term engagement utilizing a few consultants. Our sales strategy focuses on building long-term relationships with both new and existing clients to gain additional engagements within existing accounts and referrals for new clients. Strategic alliances with other companies are also used to sell services. We anticipate that we will continue to pursue these marketing strategies in the future. Because we are a consulting company, we experience fluctuations in revenues derived from clients during the course of a project lifecycle. As a result, the volume of work performed for specific clients varies from period to period and a major client from one period may not use our services or the same volume of services in another period. In addition, clients generally may end their engagements with little or no penalty or notice. If a client engagement ends earlier than expected, we must re-deploy professional service personnel as any resulting unbillable time could harm our margins.

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

Gross margins are primarily impacted by the type of consulting services provided; the size of service contracts and negotiated volume discounts; changes in our pricing policies and those of competitors; utilization rates of consultants and independent subject matter experts; and employee and independent contractor organization costs, which tend to be higher in a competitive labor market.

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

CRITICAL ACCOUNTING POLICIES

While the selection and application of any accounting policy may involve some level of subjective judgments and estimates, we believe the following accounting policies are the most critical to our consolidated financial statements, potentially involve the most subjective judgments in their selection and application, and are the most susceptible to uncertainties and changing conditions:

•	Allowance for Doubtful Accounts;
•	Impairment of Goodwill and Long-lived Intangible Assets;
•	Revenue Recognition; and
•	Deferred Income Tax Assets.

Allowances for Doubtful Accounts—Substantially all of our receivables are owed by companies in the communications industry. We typically bill customers for services after all or a portion of the services have been performed and require customers to pay within 30 days. We attempt to control credit risk by being diligent in credit approvals, limiting the amount of credit extended to customers and monitoring customers’ payment records and credit status as work is being performed for them.

We recorded bad debt expense in the amount of $72,000 and $62,000 for the thirteen and twenty-six week periods ended July 2, 2005 and recorded bad debt expense of $106,000 and $214,000 for the thirteen and twenty-six week periods ended July 3, 2004. Our allowance for doubtful accounts totaled $432,000 and $396,000 as of July 2, 2005 and January 1, 2005, respectively. The calculation of these amounts is based on judgment about the anticipated default rate on receivables owed to us as of the end of the reporting period. That judgment was based on uncollected account experience in prior years and our ongoing evaluation of the credit status of our customers and the communications industry in general.

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

Impairment of Goodwill and Long-lived Intangible Assets—Goodwill and other long-lived intangible assets arising from our acquisitions are subjected to periodic review for impairment. SFAS No. 142 requires an annual evaluation at the reporting unit level of the fair value of goodwill and compares the calculated fair value of the reporting unit to its book value to determine whether an impairment has been deemed to occur. Any impairment charge would be based on the most recent estimates of the recoverability of the recorded goodwill and intangibles balances. If the remaining book value assigned to goodwill and other intangible assets acquired in an acquisition is higher than the estimated fair value of the reporting unit, there is a requirement to write down these assets. The determination of fair value requires management to make assumptions about future cash flows and discounted rates. These assumptions require significant judgment and estimations about future events and are thus subject to significant uncertainity. If actual cash flows turn out to be less than projected, we may require to take further write-downs, which could increase the variability and volatility of our future events.

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

Revenue Recognition—Historically, most of our consulting practice contracts have been on a time and materials basis, in which customers are billed for time and materials expended in performing their engagements. We recognize revenue from those types of customer contracts in the period in which our services are performed. In addition to time and materials contracts, our other types of contracts include time and materials contracts not to exceed contract price, fixed fee contracts, and contingent fee contracts.

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

As we continued to adapt to changes in the communications consulting industry, we entered into more fixed fee contracts in which revenue is based upon delivery of services or solutions, and contingent fee contracts, in which revenue is subject to achievement of savings or other agreed upon results, rather than time spent. Both of these types of contracts are typically more results-oriented and are subject to greater risk associated with revenue recognition and overall project profitability than traditional time and materials contracts.

Deferred Income Tax Assets—We have generated substantial deferred income tax assets primarily from the accelerated financial statement write-off of goodwill, the charge to compensation expense taken for stock options and net operating loss carry forwards. For us to realize the income tax benefit of these assets, we must generate sufficient taxable income in future periods when such deductions are allowed for income tax purposes. In assessing whether a valuation allowance is needed in connection with our deferred income tax assets, we have evaluated our ability to carry back tax losses to prior years that reported taxable income, and our ability to generate sufficient taxable income in future periods to utilize the benefit of the deferred income tax assets. Such projections of future taxable income require significant subjective judgments and estimates by us. As of July 2, 2005, cumulative valuation allowances in the amount of $26.9 million were recorded in connection with the deferred income tax assets. We continue to evaluate the recoverability of the recorded deferred income tax asset balances. If we continue to report annual net operating losses for financial reporting, no additional tax benefit would be recognized for those losses, since we would be required to increase our valuation allowance to offset such amounts.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED JULY 2, 2005 COMPARED TO THIRTEEN WEEKS ENDED
JULY 3, 2004

REVENUES

Revenues increased 73.9% to $9.0 million for the thirteen weeks ended July 2, 2005 from $5.2 million for the thirteen weeks ended July 3, 2004. The increase in revenue is attributable to two elements: the increase in the size and concentration of our top 5 client relationships along with an increase in the number of consulting projects delivered, and general improvements in economics within the telecommunications industry. During the thirteen weeks ended July 2, 2005, we provided services on 107 customer projects, compared to 88 projects performed in the thirteen weeks ended July 3, 2004. Average revenue per project was $84,000 in the thirteen weeks ended July 2, 2005, compared to $59,000 in the thirteen weeks ended July 3, 2004. The increase in average revenue per project was primarily attributable to a small number of large engagements in the mix, that were undertaken in the thirteen weeks ended July 2, 2005. Our international revenue base decreased to 6.7% of our revenues in the thirteen weeks ended July 2, 2005, from 19.7% in the thirteen weeks ended July 3, 2004, due primarily to the end of multiple large projects in Western Europe at the end of fiscal year 2004, combined with an increase in our domestic project and revenue base.

Revenues recognized in connection with fixed price and contingent fee engagements totaled $2.4 million and $0.9 million for the thirteen weeks ended July 2, 2005 and July 3, 2004, respectively, representing 26.7% and 16.6% of total revenue, respectively. The increase was due to the mix of our business shifting to more strategy and management consulting opportunities which are more likely to be structured as fixed price or contingent fee engagements.

COSTS OF SERVICES

Direct costs of services increased to $4.5 million for the thirteen weeks ended July 2, 2005, compared to $2.7 million for the thirteen weeks ended July 3, 2004. As a percentage of revenues, our gross margin based on direct cost of service was 49.9% for the thirteen weeks ended July 2, 2005, compared to 47.2% for the thirteen weeks ended July 3, 2004. The increase in gross margin was primarily attributable to a shift in the mix of services to more strategy and management consulting opportunities which typically yield higher margins than staffing engagements.

Non-cash stock based compensation charges were $34,000 for the thirteen weeks ended July 2, 2005, compared to $52,000 for the thirteen weeks ended July 3, 2004. Non-cash stock based compensation charges primarily relate to the Company’s granting of restricted stock to select executives and key consultants during the fourth quarter of fiscal year 2003, which are being amortized on a graded vesting schedule over a period of two years from the date of grant.

OPERATING EXPENSES

In total, operating expenses increased to $4.9 million for the thirteen weeks ended July 2, 2005, or 6.0% from $4.6 million for the thirteen weeks ended July 3, 2004. Operating expenses include selling, general and administrative costs, real estate restructuring, equity related charges, and intangible asset amortization. Selling, general and administrative expense for the thirteen weeks ended July 2, 2005 were $4.7 million compared to $4.2 million for the thirteen weeks ended July 3, 2004. The increase is primarily related to increased investment in our initiative to develop our Mobile Virtual Network Enablement (MVNE) offerings and toolsets for IP transformation.

Intangible asset amortization was $43,000 and $218,000 for the thirteen weeks ended July 2, 2005 and July 3, 2004, respectively. The $175,000 decrease in amortization expense was due to certain intangible assets becoming fully amortized during fiscal year 2004 and first quarter 2005.

Non-cash stock based compensation charges were $200,000 in the thirteen weeks ended July 2, 2005 compared to $232,000 for the thirteen weeks ended July 3, 2004. The charges relate to the award of restricted stock to select executives and key employees during the fourth quarter of fiscal year 2003 and first quarter of fiscal year 2005, which are being amortized on a graded vesting schedule over a period of two years from the date of grant for the fiscal year 2003 grants and four years from the date of grant for the fiscal year 2005 grants.

OTHER INCOME AND EXPENSES

Interest income was $379,000 and $145,000 for the thirteen weeks ended July 2, 2005 and July 3, 2004, respectively, and represented interest earned on invested balances. Interest income increased for the thirteen weeks ended July 2, 2005 as compared to the thirteen weeks ended July 3, 2004 due primarily to increases in interest rates from 2004 to 2005. We primarily invest in money market funds and investment-grade auction rate securities as part of our overall investment policy. Other income increased due to investment gains recognized in the thirteen weeks ended July 2, 2005.

INCOME TAXES

In the thirteen weeks ended July 2, 2005 and July 3, 2004, we recorded provision for income taxes of $3,000 and $20,000, respectively. For the thirteen weeks ended July 2, 2005, the effective tax rate differs from the federal statutory rate primarily due to our use of net operating loss carry-forwards to offset income tax expense. For the thirteen weeks ended July 3, 2004, the effective tax rate differed from the federal statutory rate primarily due to valuation allowances recorded on tax benefits as a result of uncertainties about their recoverability.

TWENTY-SIX WEEKS ENDED JULY 2, 2005 COMPARED TO TWENTY-SIX WEEKS ENDED JULY 3, 2004

Effective March 4, 2004, management and the Board of Directors elected to discontinue our hardware business (previously reported as the separate business segment “All Other”). Operating results of the hardware segment for the thirteen weeks ended April 3, 2004, have been included as a component of discontinued operations in the Consolidated Condensed Statements of Operations and Comprehensive Loss contained herein.

REVENUES

Revenues increased 46.7% to $16.1 million for the twenty-six weeks ended July 2, 2005, from $11.0 million for the twenty-six weeks ended July 3, 2004. The increase in revenue is attributable to the increase in the concentration of our top 5 client relationships along with an increase in the number of consulting projects delivered, coupled with general improvements in economics within the telecommunications industry. During the twenty-six weeks ended July 2, 2005, we provided services on 166 customer projects, compared to 110 projects performed in the twenty-six weeks ended July 3, 2004. Average revenue per project was $97,000 in the twenty-six weeks ended July 2, 2005 compared to $100,000 in the twenty-six weeks ended July 3, 2004. International revenue base decreased to 6.6% of revenues for the twenty-six weeks ended July 2, 2005, from 21.8% for the twenty-six weeks ended July 3, 2004, due primarily to the end of multiple large projects in Western Europe at the end of fiscal year 2004, combined with an increase in our domestic project and revenue base.

Revenues recognized by the Company in connection with fixed price and contingent fee engagements totaled $5.0 million and $3.9 million for the twenty-six weeks ended July 2, 2005 and July 3, 2004, respectively, representing 31.2% and 36.0% of total revenue, respectively. The increased volume was due to the mix of our business shifting to more strategy and management consulting opportunities which are more likely to be structured as fixed fee or contingent fee engagements.

COST OF SERVICES

Direct costs of services increased to $7.9 million for the twenty-six weeks ended July 2, 2005 compared to $5.7 million for the twenty-six weeks ended July 3, 2004. As a percentage of revenues, our gross margin based on direct cost of services was 50.8% for the twenty-six weeks ended July 2, 2005, compared to 48.4% for the twenty-six weeks ended July 3, 2004. The increase in gross margin was primarily attributable to a shift in the mix of services to more strategy and management consulting opportunities which typically yield higher margins than staffing engagements .

Non-cash stock based compensation charges were $69,000 for the twenty-six weeks ended July 2, 2005, compared to $106,000 for the twenty-six weeks ended July 3, 2004. Non-cash stock based compensation charges primarily relate to our granting of restricted stock to select executives and key consultants during the fourth quarter of fiscal year 2003, which are being amortized on a graded vesting schedule over a period of two years from the date of grant.

OPERATING EXPENSES

In total, operating expenses remained consistent at $9.5 million for the twenty-six weeks ended July 2, 2005, and July 3, 2004, respectively. Operating expenses include selling, general and administrative costs, equity related charges, real estate restructuring, and intangible asset amortization. Selling, general and administrative expenses for the twenty-six weeks ended July 2, 2005 were $8.9 million compared to $8.5 million for the twenty-six weeks ended July 3, 2004. The increase is primarily related to increased investment in our initiative to develop our Mobile Virtual Network Enablement (MVNE) offerings and toolsets for IP transformation.

Intangible asset amortization was $202,000 and $556,000 for the twenty-six weeks ended July 2, 2005 and July 3, 2004, respectively. The decrease in amortization expense was due to certain intangible assets becoming fully amortized during fiscal year 2004 and first quarter 2005.

Non-cash stock based compensation charges were $388,000 in the twenty-six weeks ended July 2, 2005 compared to $515,000 for the twenty-six weeks ended July 3, 2004. The charges relate to the award of restricted stock to select executives and key employees during the fourth quarter of fiscal year 2003 and first quarter of fiscal year 2005, which are being amortized on a graded vesting schedule over a period of two years from the date of grant for the fiscal year 2003 grants and four years from the date of grant for the fiscal year 2005 grants.

OTHER INCOME AND EXPENSES

Interest income was $703,000 and $281,000 for the twenty-six weeks ended July 2, 2005 and July 3, 2004, respectively, and represented interest earned on invested balances. Interest income increased for the twenty-six weeks ended July 2, 2005 due primarily to increases in interest rates from 2004 to 2005. We primarily invest in money market funds and investment-grade auction rate securities as part of our overall investment policy. Other income increased due to investment gains recognized in the thirteen weeks ended July 2, 2005.

INCOME TAXES

In the twenty-six weeks ended July 2, 2005 and July 3, 2004, we recorded provision for income taxes of $18,000 and $34,000 respectively. The effective tax rate for these periods differs from the federal statutory rate primarily due to valuation allowances recorded on tax benefits as a result of uncertainties about their recoverability.

DISCONTINUED OPERATIONS

In the twenty-six weeks ended July 3, 2004, charges related to the discontinuation of the hardware business were $2.2 million for goodwill impairment and severance charges. In addition, operating losses of the discontinued operations were $63,000 for the twenty-six weeks ended July 3, 2004. These amounts are reported within discontinued operations in the Statement of Operations and Comprehensive Loss.

LIQUIDITY AND CAPITAL RESOURCES

In fiscal year 2004, through additional clarifying guidance, we determined that our investments in auction rate securities are more appropriately classified as available-for-sale short-term investments rather than cash equivalents and we have reflected such change retroactively in our financial statements and in our liquidity discussions. Auction rate securities generally have long-term stated maturities; however, for the investor, these securities have certain economic characteristics of short-term investments because of their rate setting mechanism. The return on these securities is designed to track short-term interest rates due to a “Dutch” auction process which resets the coupon rate (or dividend rate). Auction rate securities are designed to be highly liquid. Unless an auction fails, an investor can, by electing not to bid, recoup the principal amount of its investment at each auction date. To date we have experienced no failed auctions.

Net cash used in operating activities was $1.2 million and $3.5 million for the twenty-six weeks ended July 2, 2005 and July 3, 2004, respectively. We incurred negative cash flow from operating activities for the twenty-six weeks ended July 2, 2005 due primarily to changes in working capital associated with increases in accounts receivable. Negative cash flow from operating activities for the twenty-six weeks ended July 3, 2004 was primarily due to operating losses.

Net cash provided by investing activities was $1.8 million and $2.1 million for the twenty-six weeks ended July 2, 2005 and July 3, 2004, respectively. This includes net proceeds from sales and reinvestments of auction rate securities of $2.1 million and $2.2 million in the twenty-six weeks ended July 2, 2005 and July 3, 2004, respectively. Cash provided by investing activities also includes the acquisition of office equipment, software and computer equipment of $206,000 and $77,000 for the twenty-six weeks ended July 2, 2005 and July 3, 2004, respectively.

Net cash used in financing activities was $122,000 in the twenty-six weeks ended July 2, 2005, and related to payments made on the current portion of our capital lease obligations, partially offset by proceeds received from exercise of stock options and purchases under our Employee Stock Purchase Plan. Net cash provided by financing activities was $150,000 in the twenty-six weeks ended July 3, 2004 and related to proceeds received from the exercise of stock options and purchases under our Employee Stock Purchase Plan, partially offset by payments made on the current portion of our capital lease obligations.

At July 2, 2005, we had approximately $50.4 million in cash and cash equivalents and short-term investments. At July 2, 2005 we had capital lease obligations of $40,000. We believe we have sufficient cash to meet anticipated cash requirements, including anticipated capital expenditures, consideration for possible acquisitions, and any continuing operating losses that may be incurred, for at least the next 12 months. We have established a flexible model that provides a lower fixed cost structure than most consulting firms, enabling us to scale operating cost structures more quickly based on market conditions. Our strong cash position has enabled us to weather adverse conditions in the telecommunications industry and to make investments in intellectual property we believe will enable us to capitalize on the current recovery and transformation of the industry; however, if the industry and demand for consulting services do not continue to rebound and we continue to experience negative cash flow, we could experience liquidity challenges at some future point.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not invest excess funds in derivative financial instruments or other market rate sensitive instruments for the purpose of managing our foreign currency exchange or interest rate risk. We invest excess funds in short-term investments, including auction rate securities, the yield of which is exposed to interest rate market risk. Auction rate securities are classified as available-for-sale and reported on the balance sheet at cost, which approximates market value, as the rate on such securities resets generally every 28 to 35 days. Consequently, interest rate movements do not materially affect the balance sheet valuation of fixed income investments. Changes in the overall level of interest rates do affect our interest income generated from investments.

We do not have material exposure to market related risks. Foreign currency exchange rate risk may become material given U.S. dollar to foreign currency exchange rate changes and significant increases in international engagements denominated in the local currency of our clients.

ITEM 4. CONTROLS AND PROCEDURES

A review and evaluation was performed by our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect our internal controls over financial reporting subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, we took no corrective measures.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have not been subject to any material new litigation or claims since the time of our 10-K filing, on April 1, 2005. For a summary of litigation in which we are currently involved, refer to our annual report on Form 10-K, as filed with the Securities and Exchange Commission on April 1, 2005 and Note 10 to the Condensed Consolidated financial statements included elsewhere in this report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION TO A VOTE OF SECURITY HOLDERS –

TMNG HELD AN ANNUAL MEETING OF STOCKHOLDERS ON JUNE 9, 2005.

1. The stockholders approved the election of the two directors nominated by our nominating committee. The vote cast for each nominee were as follows:

	FOR	ABSTAIN
Grant G. Behrman	28,362,349	3,887,777
Rich Nespola	31,102,311	1,147,815

2. The stockholders ratified the appointment of Deloitte & Touche LLP as independent auditor for the Company for the 2005 fiscal year by a vote of 32,078,583 shares in favor of the appointment; 171,243 shares against the appointment and 300 shares abstaining.

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

SIGNATURE	TITLE	DATE
/s/ RICHARD P. NESPOLA —————————————— Richard P. Nespola	Chairman, President and Chief Executive Officer	August 16, 2005

/s/ DONALD E. KLUMB —————————————— Donald E. Klumb	Chief Financial Officer and Treasurer (Principal financial officer and principal accounting officer)	August 16, 2005