Form 10-Q
period 2005-10-01
MANAGEMENT NETWORK GROUP INC
filed 2005-11-15
CIK 1094814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                        (x) Quarterly report pursuant to
           Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended October 1, 2005

                                       or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of November 11, 2005 TMNG had outstanding 35,547,521 shares of common stock.

                       THE MANAGEMENT NETWORK GROUP, INC.


                                      INDEX



                                                                            PAGE
PART I. FINANCIAL INFORMATION:
         ITEM 1. Consolidated Condensed Financial Statements (unaudited)

                 Consolidated Condensed Balance Sheets - October 1, 2005
                   and January 1, 2005 ....................................... 3

                 Consolidated Condensed Statements of Operations and
                   Comprehensive Income (Loss) - Thirteen weeks and
                   Thirty-nine weeks ended October 1, 2005 and
                   October 2, 2004 ........................................... 4

                 Consolidated Condensed Statements of Cash Flows
                   Thirty-nine weeks ended October 1, 2005 and
                   October 2, 2004............................................ 5

                 Notes to Consolidated Condensed Financial
                   Statements ................................................ 6

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

         ITEM 3. Quantitative and Qualitative Disclosures about
                 Market Risk .................................................16

         ITEM 4. Controls and Procedures .....................................16

PART II. OTHER INFORMATION

         ITEM 1. Legal Proceedings ...........................................16

         ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds..16

         ITEM 3. Defaults Upon Senior Securities..............................16

         ITEM 4. Submission of Matters to a Vote of Securities Holders........16

         ITEM 5. Other Information............................................16

         ITEM 6. Exhibits.....................................................17

         Signatures ..........................................................17

         Certifications ......................................................18

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                       THE MANAGEMENT NETWORK GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In thousands, except share data)

                                  (unaudited)


                                                                        October 1,           January 1,
                                                                           2005                 2005
                                                                        ----------           ----------
CURRENT ASSETS:
  Cash and cash equivalents ................................            $  11,974            $ 10,882
  Short-term investments ...................................               40,300              41,300
  Receivables:
    Accounts receivable ....................................                4,833               4,663
    Accounts receivable - unbilled .........................                2,309               1,911
                                                                        ----------           ----------
                                                                            7,142               6,574
    Less: Allowance for doubtful accounts ..................                 (363)               (396)
                                                                        ----------           ----------
                                                                            6,779               6,178

  Prepaid and other assets .................................                1,079               1,945
                                                                        ----------           ----------
            Total current assets ...........................               60,132              60,305
                                                                        ----------           ----------
  Property and equipment, net ..............................                  974                 896
  Goodwill .................................................               13,365              13,365
  Identifiable intangible assets, net ......................                  242                 487
  Loan to officer ..........................................                  300                 300
                                                                        ----------           ----------
Total Assets ...............................................            $  75,013            $ 75,353
                                                                        ==========           ==========
CURRENT LIABILITIES:
  Trade accounts payable ...................................            $     457            $    845
  Accrued payroll, bonuses and related expenses ............                1,826               1,040
  Other accrued liabilities ................................                2,059               2,574
  Unfavorable and capital lease obligations ................                  605                 725
                                                                        ----------           ----------
            Total current liabilities ......................                4,947               5,184

Unfavorable and capital lease obligations ..................                2,970               3,422

STOCKHOLDERS' EQUITY:
  Common Stock: ............................................                   35                  35
    Voting - $.001 par value, 100,000,000 shares authorized;
    35,256,785 and 34,750,562 shares issued and outstanding
    on October 1, 2005 and January 1, 2005, respectively
  Preferred stock - $.001 par value, 10,000,000 shares
    Authorized, no shares issued or outstanding
  Additional paid-in capital ...............................              158,670             157,857
  Accumulated deficit ......................................              (91,439)            (90,885)
  Accumulated other comprehensive income -
   Foreign currency translation adjustment .................                  186                 352
  Unearned compensation ....................................                 (356)               (612)
                                                                        ----------           ----------
           Total stockholders' equity ......................               67,096              66,747
                                                                        ----------           ----------
Total Liabilities and Stockholders' Equity .................            $  75,013            $ 75,353
                                                                        ==========           ==========

See notes to consolidated condensed financial statements.

                       THE MANAGEMENT NETWORK GROUP, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND
                           COMPREHENSIVE INCOME (LOSS)
                      (In thousands, except per share data)
                                   (unaudited)



                                                          For the thirteen                 For the thirty-nine
                                                             weeks ended                       weeks ended
                                                  ------------------------------      -------------------------------
                                                    October 1,       October 2,          October 1,       October 2,
                                                      2005             2004                2005              2004
                                                  -------------    -------------      -------------     -------------
Revenues                                            $  8,057         $  6,546           $  24,141         $  17,509
Cost of Services:
  Direct cost of services ....................         3,846            3,441              11,759             9,093
  Equity related charges .....................            12               51                  81               157
                                                    --------         --------            --------          --------
    Total cost of services ...................         3,858            3,492              11,840             9,250
                                                    --------         --------            --------          --------
Gross Profit                                           4,199            3,054              12,301             8,259
Operating Expenses:
  Selling, general and administrative ........         4,484            3,860              13,293            12,318
  Real estate restructuring ..................                                                 75
  Intangible asset amortization ..............            42              218                 245               774
  Equity related charges .....................            60              261                 448               776
                                                    --------         --------            --------          --------
    Total operating expenses .................         4,586            4,339              14,061            13,868
                                                    --------         --------            --------          --------
Loss from operations .........................          (387)          (1,285)             (1,760)           (5,609)
Other Income:
  Interest income ............................           424              189               1,127               470
  Other, net.................................                             (10)                110               (25)
                                                    --------         --------            --------          --------
    Total other income .......................           424              179               1,237               445
                                                    --------         --------            --------          --------
Income (loss) from continuing operations
  before income tax provision ................            37           (1,106)               (523)           (5,164)
Income tax provision .........................           (13)             (13)                (31)              (47)
                                                    --------         --------            --------          --------
Income (loss) from continuing operations .....            24           (1,119)               (554)           (5,211)

Discontinued operations:
 Net loss from discontinued operations
   (includes a charge for impairment of
   goodwill of $2,163 for thirty-nine weeks
   ended October 2, 2004) ....................                                                               (2,276)
                                                    --------         --------            --------          --------
Net income (loss) ............................            24           (1,119)               (554)           (7,487)

Other comprehensive item -
  Foreign currency translation adjustment ....            26               (1)               (165)               (6)
                                                    --------         --------            --------          --------
Comprehensive income (loss) ..................      $     50         $ (1,120)           $   (719)         $ (7,493)
                                                    ========         ========            ========          ========
Income (loss) from continuing operations
  per common share
  Basic and diluted ..........................      $   0.00         $  (0.03)           $  (0.02)         $  (0.15)
                                                    ========         ========            ========          ========
Net loss from discontinued operations
  per common share
  Basic and diluted...........................                                                             $  (0.07)
                                                    ========         ========            ========          ========

Net income (loss) per common share
  Basic and diluted ..........................      $   0.00         $  (0.03)           $  (0.02)         $  (0.22)
                                                    ========         ========            ========          ========

Shares used in calculation of income (loss)
 from continuing operations, net loss from
 discontinued operations, and net income
 (loss) per common share
  Basic ......................................        35,156           34,631              35,079            34,586
                                                    ========         ========            ========          ========
  Diluted ....................................        35,525           34,631              35,079            34,586
                                                    ========         ========            ========          ========



See notes to consolidated condensed financial statements.

                       THE MANAGEMENT NETWORK GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                                     For the thirty-nine weeks ended
                                                                     -------------------------------
                                                                     October 1,           October 2,
                                                                        2005                 2004
                                                                     ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..............................................            $   (554)            $  (7,487)
  Adjust for loss from discontinued operations
     (includes non-cash goodwill impairment
     charge of $2,163 in the thirty-nine weeks
     ended October 2, 2004)..............................                                     2,276
                                                                     ----------           ----------
  Loss from continuing operations                                        (554)               (5,211)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
     Depreciation and amortization ......................                 622                 1,294
     Equity related charges .............................                 529                   933
     Loss on retirement of assets .......................                                        40
     Other changes in operating assets and liabilities:
          Accounts receivable ...........................                (202)                  (85)
          Accounts receivable - unbilled ................                (398)                 (762)
          Prepaid and other assets ......................                 865                  (158)
          Trade accounts payable ........................                (388)                  (52)
          Accrued liabilities ...........................                 107                   373
                                                                     ----------           ----------
             Net cash provided by (used in) operating
               activities from continuing operations.....                 581                (3,628)

             Net cash used in discontinued operations ...                                      (113)
                                                                     ----------           ----------
             Net cash provided by (used in) operating
               activities ...............................                 581                (3,741)
                                                                     ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments ...................              (7,350)                 (400)
  Proceeds from maturities and sales of short-term
   investments ..........................................               8,350                 4,600
  Acquisition of property and equipment, net ............                (288)                 (107)
                                                                     ----------           ----------
             Net cash provided by investing activities ..                 712                 4,093
                                                                     ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments made on long-term obligations ................                (576)                 (538)
  Proceeds from exercise of options .....................                 452                   564
  Issuance of common stock through employee
    stock purchase plan..................................                  88                    49
                                                                     ----------           ----------
             Net cash provided by (used in)
               financing activities .....................                 (36)                   75
                                                                     ----------           ----------
Effect of exchange rate on cash and cash equivalents ....                (165)                   (6)
                                                                     ----------           ----------
Net increase in cash and cash equivalents ...............               1,092                   421
Cash and cash equivalents, beginning of period ..........              10,882                 8,825
                                                                     ----------           ----------
Cash and cash equivalents, end of period ................            $ 11,974                 9,246
                                                                     ==========           ==========
Supplemental disclosure of cash flow information:

Cash paid during period for interest ....................            $      3             $     26
                                                                     ==========           ==========
Cash paid during period for taxes .......................            $     31             $     47
                                                                     ==========           ==========


See notes to consolidated condensed financial statements.

                       THE MANAGEMENT NETWORK GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF REPORTING

The accompanying consolidated condensed financial statements of The Management Network Group, Inc. ("TMNG" or the "Company") as of October 1, 2005, and for the thirteen and thirty-nine weeks ended October 1, 2005 and October 2, 2004, are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the Company's consolidated condensed financial position, results of operations, and cash flows as of these dates and for the periods presented. The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Consequently, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements nor those normally made in the Company's annual report on Form 10-K. Accordingly, reference should be made to the Company's annual report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies.

Changes in Presentation

Auction rate securities, which prior to the fourth quarter of 2004 were recorded in cash and cash equivalents due to their liquidity and pricing reset feature, have been included as short-term investments in the accompanying balance sheets and sales and maturities of these securities have been reflected as investing activities in the statements of cash flows.

Stock Based Compensation

During the thirteen weeks ended October 1, 2005, the Company granted 25,000 shares of restricted stock to key management personnel. These grants had a fair value on the date of grant of $55,000. During the thirteen weeks ended October 1, 2005, and October 2, 2004 the Company recognized compensation expense of $72,000 and $312,000, respectively, related to the restricted stock grants made to key management personnel. The compensation cost associated with such grants is being amortized through charges to operations on a graded vesting schedule over periods ranging from two to four years.

During the thirteen weeks ended October 1, 2005, the Company granted options to purchase 112,000 and 100,000 shares of the Company's common stock to employees and members of the Company's Board of Directors, respectively, at a weighted average exercise price of $2.28. During the thirteen weeks ended October 2, 2004, the Company granted options to purchase 66,000 shares of the Company's common stock to employees at a weighted average exercise price of $2.12. At the date of the grants, the exercise price of the option awards equaled the market price of the Company's common stock.

During the thirty-nine weeks ended October 1, 2005, the Company granted 200,000 shares of restricted stock to key management personnel. These grants had a fair value on the date of grant of $447,000. During the thirty-nine weeks ended October 1, 2005 and October 2, 2004, the Company recognized compensation expense of $529,000 and $933,000, respectively, related to the issuance of restricted stock grants made to key management personnel.

During the thirty-nine weeks ended October 1, 2005, the Company granted options to purchase 397,500 and 300,000 shares of the Company's common stock to employees and members of the Company's Board of Directors, respectively, at a weighted average exercise price of $2.26. During the thirty-nine weeks ended October 2, 2004, the Company granted 239,000 options to purchase the Company's common stock to employees at a weighted average exercise price of $2.98. At the dates of grants, the exercise price of the option awards equaled the market price of the Company's common stock.

The Company utilizes an intrinsic value methodology in accounting for stock based compensation for employees and certain non-employee directors in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related Interpretations, and accounts for stock-based compensation for non-employees utilizing a fair value methodology in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure." If compensation cost for the Company's APB 25 grants and the employee stock purchase plan had been determined under SFAS No. 123, based upon the fair value at the grant date, consistent with the Black-Scholes option pricing methodology, the Company's net income for the thirteen weeks ended October 1, 2005 would have decreased by approximately $0.5 million, the net loss for the thirteen weeks ended October 2, 2004 would have increased by $0.5 million, and the Company's net loss for the thirty-nine weeks ended October 1, 2005 and October 2, 2004, would have increased by approximately $1.2 million and $2.2 million, respectively.

For purposes of pro forma disclosures required under the provisions of SFAS No. 123, as amended by SFAS No. 148, the estimated fair value of options is amortized to pro forma expense over the options' vesting period. The following table contains pro forma information for the thirteen and thirty-nine weeks ended October 1, 2005, and October 2, 2004 (in thousands, except per share amounts):


                                                 FOR THE THIRTEEN WEEKS ENDED       FOR THE THIRTY-NINE WEEKS ENDED
                                                 -----------------------------      -------------------------------
                                                  October 1,       October 2,         October 1,       October 2,
                                                      2005            2004               2005            2004
                                                 ------------     ------------        -----------      -----------
Net income (loss), as reported:                      $    24        $ (1,119)          $   (554)        $ (7,487)
  Add: Stock-based employee
   compensation expense included in reported
   net income (loss), net of related tax effects          72             312                529              933
  Deduct: Total stock-based compensation
   expense determined under fair value
   based method for all awards, net of related
   tax effects                                          (539)           (785)            (1,759)          (3,170)
                                                 ------------     ------------        -----------      -----------
Pro forma net loss                                   $  (443)       $ (1,592)          $ (1,784)        $ (9,724)
                                                 ============     ============        ===========      ===========

Net income (loss) per share
  Basic and diluted, as reported                     $  0.00        $  (0.03)          $  (0.02)        $  (0.22)
                                                 ============     ============        ===========      ===========
  Basic and diluted, pro forma                       $ (0.01)       $  (0.05)          $  (0.05)        $  (0.28)
                                                 ============     ============        ===========      ===========



Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment". SFAS No. 123(R) revises SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. The Company will adopt SFAS No. 123(R) effective January 1, 2006 and is currently evaluating the financial statement impact of the adoption of SFAS No. 123(R), although this is expected to result in increased compensation expense in future periods.

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


                                                 FOR THE THIRTEEN WEEKS ENDED       FOR THE THIRTY-NINE WEEKS ENDED
                                                 -----------------------------      -------------------------------
                                                  October 1,        October 2,         October 1,      October 2,
                                                     2005              2004               2005            2004
                                                 ------------      -----------         -----------     -----------
Weighted average shares outstanding - basic           35,156           34,631             35,079          34,586
  Effect of dilutive securities:
       Stock options                                     369
                                                 ------------     ------------         -----------     -----------
Weighted average shares outstanding - diluted         35,525           34,631             35,079          34,586
                                                 ============     ============         ===========     ===========


In accordance with the provisions of SFAS No. 128 "Earnings Per Share", the Company has not included the effect of stock options in the calculation of diluted loss per share for the thirteen weeks ended October 2, 2004 and thirty-nine weeks ended October 1, 2005 and October 2, 2004, as the Company reported a loss from continuing operations for these periods and the effect would have been anti-dilutive. Had the Company reported net income for the thirteen weeks ended October 2, 2004, the treasury method of calculating common stock equivalents would have resulted in approximately 230,000 additional diluted shares. Had the Company reported net income for the thirty-nine weeks ended October 1, 2005, and October 2, 2004, the treasury method of calculating common stock equivalents would have resulted in approximately 394,000 and 754,000 additional diluted shares, respectively.

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

Net sales and loss from discontinued operations are as follows (amounts in thousands):


                                          FOR THIRTY-NINE WEEKS ENDED
                ------------------------------------------------------
                                                    October 2,
                                                      2004
                                                    ----------
                Revenue                             $      13

                Goodwill impairment
                 and severance charge               $  (2,213)
                Operating loss                            (63)
                                                    ----------
                Loss from discontinued operations   $  (2,276)
                                                    ==========

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

In accordance with the provisions of SFAS No 131, revenues earned in the United States and internationally based on the location where the services are performed are shown in the following table (amounts in thousands):


                                  -----------------------------------------------------------------------------
                                     FOR THE THIRTEEN WEEKS ENDED            FOR THE THIRTY-NINE WEEKS ENDED
                                  -----------------------------------------------------------------------------
                                   October 1, 2005     OCTOBER 2, 2004     October 1, 2005     OCTOBER 2, 2004
                                  ------------------   ----------------   ------------------   ----------------
United States                             $ 7,705             $ 5,352             $22,726            $13,930
International:
 United Kingdom                               248                 825               1,019              1,374
 Australia                                    104                  65                 351                 65
 Portugal                                                                                              1,124
 The Netherlands                                                  304                  39                705
 Canada                                                                                                  113
 Belize                                                                                                  173
 Other                                                                                  6                 25
                                          -------             -------             -------            -------
 Total                                    $ 8,057             $ 6,546             $24,141            $17,509
                                          =======             =======             =======            =======


5.   GOODWILL

During the thirty-nine weeks ended October 2, 2004, the Company recorded a $2.2 million goodwill impairment loss related to the discontinuation of the hardware segment and has reflected this amount in the Statement of Operations and Comprehensive Loss as a component of discontinued operations. The changes in the carrying amount of goodwill as of October 1, 2005 are as follows (amounts in thousands):


                                                   Management Consulting    Discontinued
                                                          Segment             Operations             Total
                                                   ---------------------     ------------           -------

Balance as of January 3, 2004                            $ 13,365             $  2,163             $15,528
Impairment loss in year ended January 1, 2005                                   (2,163)             (2,163)
                                                         --------             ---------            --------
Balance as of January 1, 2005 and October 1, 2005        $ 13,365             $      0             $13,365
                                                         ========             =========            ========


6.   OTHER IDENTIFIABLE INTANGIBLE ASSETS

Included in the Company's consolidated balance sheet as of October 1, 2005, and January 1, 2005, are the following identifiable assets (amounts in thousands):



                              October 1, 2005                January 1, 2005
                          ------------------------      ------------------------
                                      Accumulated                   Accumulated
                           Cost       Amortization        Cost      Amortization
                          -------     ------------      -------     ------------
Customer relationships    $ 1,908       $(1,666)        $ 1,908       $(1,538)
Employment agreements       3,200        (3,200)          3,200        (3,083)
                          -------       -------         -------       -------
Total                     $ 5,108       $(4,866)        $ 5,108       $(4,621)
                          =======       =======         =======       =======



Intangible amortization expense for the thirteen weeks ended October 1, 2005 and October 2, 2004 was $42,000 and $218,000, respectively. Intangible amortization expense for the thirty-nine weeks ended October 1, 2005 and October 2, 2004 was $245,000 and $774,000, respectively. Intangible amortization expense is estimated to be approximately $43,000 for the remainder of fiscal year 2005, $171,000 in fiscal year 2006 and $28,000 in fiscal year 2007.

7.   INCOME TAXES

In the thirteen weeks ended October 1, 2005, the Company generated income from continuing operations of $37,000, which would result in a statutory tax expense of $15,000, however, the Company utilized its net operating loss carry-forwards to offset a portion of this income tax expense, with the remaining expense related to state income taxes in jurisdictions where net operating loss carry-forwards were not available. In the thirty-nine weeks ended October 1, 2005 and the thirteen weeks and thirty-nine weeks ended October 2, 2004, the Company generated income tax benefits of $210,000, $437,000 and $2.1 million, respectively. The Company recorded full valuation allowances against these income tax benefits in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires an estimation of the recoverability of the recorded income tax asset balances. In addition, the Company reported income tax provisions of $13,000 for the thirteen weeks ended October 1, 2005 and October 2, 2004, and income tax provisions of $31,000 and $47,000 for the thirty-nine weeks ended October 1, 2005 and October 2, 2004, respectively, related to state tax expense. As of October 1, 2005, the Company recorded $26.8 million of valuation allowance in connection with its deferred tax assets.

As of October 1, 2005, the Company had an income tax receivable balance of $162,000, net of reserves, related to pending foreign tax returns. Subsequent to the end of the third quarter of fiscal year 2005, the Company was notified that the refunds related to these returns were being challenged. Management intends to fight this matter vigorously and believes it has established adequate reserves against these receivables.

The Company establishes reserves for potential tax liabilities when, despite the belief that tax return positions are fully supported, certain positions are likely to be challenged and not fully sustained. Such tax reserves are analyzed on a quarterly basis and adjusted based upon changes in facts and circumstances, such as the progress of federal and state audits, case law and emerging legislation. The Company establishes the reserves based upon its assessment of exposure associated with possible future assessments that may result from the examination of Federal, state, or international tax returns. These tax reserves did not change materially during the thirteen weeks ended October 1, 2005 and October 2, 2004. Management believes that it has established adequate reserves in the event of loss or settlement of any potential tax liabilities.

8.   REAL ESTATE RESTRUCTURING

In the fourth quarter of fiscal year 2004, the Company made the decision to consolidate office space. In connection with this decision, a sublease agreement for unutilized space was entered into with a third party for the remainder of the original lease term. In accordance with SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities," the decision to consolidate office space resulted in charges of $75,000 related to the buyout of an office equipment lease in the thirty-nine weeks ended October 1, 2005. The restructuring charge of $75,000 has been reflected as a component of Loss from Operations in the Statement of Operations and Comprehensive Loss.

9.   LOAN TO OFFICER

As of October 1, 2005, there is one remaining line of credit between the Company and its Chief Executive Officer, Richard P. Nespola, which originated in fiscal year 2001. Aggregate borrowings available and outstanding against the line of credit at October 1, 2005 and January 1, 2005 totaled $300,000. The balance is due in 2011. In accordance with the loan provisions, the interest rate charged on the loans is equal to the Applicable Federal Rate (AFR), as announced by the Internal Revenue Service, for short-term obligations (with annual compounding) in effect for the month in which the advance is made, until fully paid. All interest payments have been made in a timely fashion. Pursuant to the Sarbanes-Oxley Act, no further loan agreements or draws against the line may be made by the Company to, or arranged by the Company for its executive officers.

10.  CONTINGENCIES

In June 1998, the bankruptcy trustee of a former client, Communications Network Corporation, sued TMNG for a total of $320,000 in the U.S.

Bankruptcy Court in New York seeking recovery of $160,000 alleging an improper payment of consulting fees paid by the former client during the period from July 1, 1996, when an involuntary bankruptcy proceeding was initiated against the former client, through August 6, 1996, when the former client agreed to an order for relief in the bankruptcy proceeding, and $160,000 in consulting fees paid by the former client after August 6, 1996. Although the Company denies these claims and plans to vigorously defend itself, management has established reserves of $160,000 as of October 1, 2005 and January 1, 2005, which it believes are adequate.

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

As of October 1, 2005 the Company has outstanding demands aggregating approximately $1.0 million by the bankruptcy trustees of several former clients in connection with collected balances near the customers' respective bankruptcy filing dates. Although the Company does not believe it received any preference payments from these former clients and plans to vigorously defend its position, the Company has established reserves of $727,000 as of October 1, 2005 and January 1, 2005, which it believes are adequate.

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

Beginning in late 2004 and continuing through the third quarter of 2005, we see significant change in the industry resulting from consolidation, technology transformation and the convergence of telecommunications, media and entertainment sectors. During the thirteen and thirty-nine weeks ended October 1, 2005, our revenues increased 23% and 38%, respectively, compared with the same periods in 2004. Additionally, gross margins improved to 51% during the thirty-nine weeks ended October 1, 2005 compared with 47% during the same period of 2004. We believe these improved operating results and margins are reflective of our efforts to identify, adapt to and capitalize on these change elements, combined with growth of wireless and Internet protocol (IP) initiatives within the communications sector.

Selling, general and administrative costs in the thirteen and thirty-nine weeks ended October 1, 2005 were up approximately 15% and 8%, respectively, as compared to the same period of 2004. The increase reflects management's efforts to invest in intellectual property, including proprietary toolsets and methodologies to support new wireless and IP consultative and managed services offerings as well as increases in variable selling expenses to support the significant increase in revenues. Although these investments have impacted our short-term profitability, we believe they will better enable us to capitalize on the industry migration toward wireless and IP platforms. We are also focusing our marketing efforts on growth markets surrounding large and sustainable clients to maintain a portfolio of business that is high credit quality, thus reducing bad debt risks.

Our comprehensive cost containment efforts have provided offset to our investment initiatives, and have assisted us in generating positive cash from operations for the thirty-nine weeks ended October 1, 2005, and allowed us to maintain strong levels of cash and short-term investments. Our short-term investments primarily consist of money market funds and investment-grade auction rate securities. Returns on our short-term investments have increased over recent periods as a result of increasing interest rates.

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

Allowance for Doubtful Accounts;
Impairment of Goodwill and Long-lived Intangible Assets;
Revenue Recognition; and
Deferred Income Tax Assets.

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

We recorded no bad debt expense for the thirteen and thirty-nine week periods ended October 1, 2005 and recorded bad debt expense of $134,000 and $348,000 for the thirteen and thirty-nine week periods ended October 2, 2004. During the thirteen weeks and thirty nine weeks ended October 1, 2005, no provision was necessary in our allowance for doubtful accounts to maintain a level appropriate with the anticipated default rate of the underlying accounts receivable balances. Our allowance for doubtful accounts totaled $363,000 and $396,000 as of October 1, 2005 and January 1, 2005, respectively. The calculation of these amounts is based on judgment about the anticipated default rate on receivables owed to us as of the end of the reporting period. That judgment was based on uncollected account experience in prior years and our ongoing evaluation of the credit status of our customers and the communications industry in general.

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

Impairment of Goodwill and Long-lived Intangible Assets--Goodwill and other long-lived intangible assets arising from our acquisitions are subjected to periodic review for impairment. SFAS No. 142 requires an annual evaluation at the reporting unit level of the fair value of goodwill and compares the calculated fair value of the reporting unit to its book value to determine whether impairment has been deemed to occur. Any impairment charge would be based on the most recent estimates of the recoverability of the recorded goodwill and intangibles balances. If the remaining book value assigned to goodwill and other intangible assets acquired in an acquisition is higher than the estimated fair value of the reporting unit, there is a requirement to write down these assets. The determination of fair value requires management to make assumptions about future cash flows and discounted rates. These assumptions require significant judgment and estimations about future events and are thus subject to significant uncertainty. If actual cash flows turn out to be less than projected, we may be required to take further write-downs, which could increase the variability and volatility of our future results.

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

Revenue Recognition--We recognize revenue from time and materials based contracts in the period in which our services are performed. In addition to time and materials contracts, our other types of contracts include time and materials contracts not to exceed contract price, fixed fee contracts, and contingent fee contracts.

We recognize revenues on time and materials contracts not to exceed contract price and fixed fee contracts using the percentage of completion method. Percentage of completion accounting involves calculating the percentage of services provided during the reporting period compared with the total estimated services to be provided over the duration of the contract. For all contracts, estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revisions as the contract progresses. Such revisions may result in material increases or decreases in revenues and income and are reflected in the financial statements in the periods in which they are first identified.

Due to the nature of contingent fee contracts, we recognize costs as they are incurred on the project and defer revenue recognition until the revenue is realizable and earned as agreed to by our clients. Although these contracts can be very rewarding, the profitability of these contracts is dependent on our ability to deliver results for our clients.

As we continue to adapt to changes in the communications consulting industry, we periodically enter into more fixed fee contracts in which revenue is based upon delivery of services or solutions, and contingent fee contracts, in which revenue is subject to achievement of savings or other agreed upon results, rather than time spent. Both of these types of contracts are typically more results-oriented and are subject to greater risk associated with revenue recognition and overall project profitability than traditional time and materials contracts.

Deferred Income Tax Assets--We have generated substantial deferred income tax assets primarily from the accelerated financial statement write-off of goodwill, the charge to compensation expense taken for stock options and net operating loss carry forwards. For us to realize the income tax benefit of these assets, we must generate sufficient taxable income in future periods when such deductions are allowed for income tax purposes. In some cases where deferred taxes were the result of compensation expense recognized on stock options, our ability to realize the income tax benefit of these assets is also dependent on our share price increasing to a point where these options will be exercised. In assessing whether a valuation allowance is needed in connection with our deferred income tax assets, we have evaluated our ability to carry back tax losses to prior years that reported taxable income, and our ability to generate sufficient taxable income in future periods to utilize the benefit of the deferred income tax assets. Such projections of future taxable income require significant subjective judgments and estimates by us. As of October 1, 2005, cumulative valuation allowances in the amount of $26.8 million were recorded in connection with the deferred income tax assets. We continue to evaluate the recoverability of the recorded deferred income tax asset balances. If we continue to report net operating losses for financial reporting for the entirety of 2005 or in future years, no additional income tax benefit may be recognized for those losses, since we would be required to increase our valuation allowance to offset such amounts.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED OCTOBER 1, 2005 COMPARED TO THIRTEEN WEEKS ENDED OCTOBER 2, 2004

                                    REVENUES

Revenues increased 23.1% to $8.1 million for the thirteen weeks ended October 1, 2005 from $6.5 million for the thirteen weeks ended October 2, 2004. The increase in revenue is primarily attributable to increased penetration of consulting services to our top 5 client relationships, with emphasis in growth areas of wireless and IP. During the thirteen weeks ended October 1, 2005 and October 2, 2004, we provided services on a comparable number of customer projects, however, revenue per project was $86,000 in the thirteen weeks ended October 1, 2005, compared to $67,000 in the thirteen weeks ended October 2, 2004. The increase in average revenue per project was primarily attributable to a small number of large engagements in the mix in the thirteen weeks ended October 2, 2005. Our international revenue base decreased to 4.4% of our revenues in the thirteen weeks ended October 1, 2005, from 18.2% in the thirteen weeks ended October 2, 2004, due primarily to the completion of multiple large projects in Western Europe at the end of fiscal year 2004, combined with an increase in our domestic project and revenue base.

Revenues recognized in connection with fixed price and contingent fee engagements totaled $1.5 million and $2.4 million for the thirteen weeks ended October 1, 2005 and October 2, 2004, respectively, representing 18.3% and 37.2% of total revenue, respectively. The mix of contract engagement types will vary by quarter, depending on the type of engagement.

                                COSTS OF SERVICES

Direct costs of services increased to $3.8 million for the thirteen weeks ended October 1, 2005, compared to $3.4 million for the thirteen weeks ended October 2, 2004. As a percentage of revenues, our gross margin based on direct cost of service was 52.3% for the thirteen weeks ended October 1, 2005, compared to 47.4% for the thirteen weeks ended October 2, 2004. The increase in gross margin was primarily attributable to a shift in the mix of services to more strategy and management consulting engagements which typically yield higher margins than staffing engagements, coupled with higher revenue leading to better utilization levels.

Non-cash stock based compensation charges were $12,000 for the thirteen weeks ended October 1, 2005, compared to $51,000 for the thirteen weeks ended October 2, 2004. Non-cash stock based compensation charges primarily relate to the Company's granting of restricted stock to select executives and key consultants during the fourth quarter of fiscal year 2003, which are being amortized on a graded vesting schedule over a period of two years from the date of grant.

                               OPERATING EXPENSES

In total, operating expenses increased to $4.6 million for the thirteen weeks ended October 1, 2005, or 5.7% from $4.3 million for the thirteen weeks ended October 2, 2004. Operating expenses include selling, general and administrative costs, equity related charges, and intangible asset amortization. Selling, general and administrative expense for the thirteen weeks ended October 1, 2005 was $4.5 million compared to $3.9 million for the thirteen weeks ended October 2, 2004. The increase is primarily related to increased investment in our initiative to develop our Mobile Virtual Network Enablement (MVNE) offerings and toolsets for IP transformation.

Intangible asset amortization was $42,000 and $218,000 for the thirteen weeks ended October 1, 2005 and October 2, 2004, respectively. The $176,000 decrease in amortization expense was due to certain intangible assets becoming fully amortized during fiscal year 2004 and first quarter 2005.

Non-cash stock based compensation charges were $60,000 in the thirteen weeks ended October 1, 2005 compared to $261,000 for the thirteen weeks ended October 2, 2004. The charges relate to the award of restricted stock to select executives and key employees, which are being amortized on a graded vesting schedule over a period of two years from the date of grant for the fiscal year 2003 grants and four years from the date of grant for the fiscal year 2005 grants. The decrease in equity-related charges is the result of reversals of previously recognized compensation expense related to forfeitures of restricted stock.


                                  OTHER INCOME

Interest income was $424,000 and $189,000 for the thirteen weeks ended October 1, 2005 and October 2, 2004, respectively, and represented interest earned on invested balances. Interest income increased for the thirteen weeks ended October 1, 2005 as compared to the thirteen weeks ended October 2, 2004 due primarily to increases in interest rates from 2004 to 2005. We primarily invest in money market funds and investment-grade auction rate securities as part of our overall investment policy.

                                  INCOME TAXES

In the thirteen weeks ended October 1, 2005 and October 2, 2004, we recorded provision for state income taxes of $13,000. For the thirteen weeks ended October 1, 2005, the effective tax rate differed from the federal statutory rate primarily due to our use of net operating loss carry-forwards to offset income tax expense. For the thirteen weeks ended October 2, 2004, the effective tax rate differed from the federal statutory rate primarily due to valuation allowances recorded on tax benefits as a result of uncertainties about their recoverability.


THIRTY-NINE WEEKS ENDED OCTOBER 1, 2005 COMPARED TO THIRTY-NINE WEEKS ENDED OCTOBER 2, 2005

                                    REVENUES

Revenues increased 37.9% to $24.1 million for the thirty-nine weeks ended October 1, 2005, from $17.5 million for the thirty-nine weeks ended October 2, 2004. The increase in revenue is primarily attributable to increased penetration of consulting services to our top 5 client relationships, with emphasis in growth areas of wireless and IP. During the thirty-nine weeks ended October 1, 2005, we provided services on 197 customer projects, compared to 153 projects performed in the thirty-nine weeks ended October 2, 2004. Average revenue per project was $123,000 in the thirty-nine weeks ended October 1, 2005 compared to $114,000 in the thirty-nine weeks ended October 23, 2004. International revenue base decreased to 5.9% of revenues for the thirty-nine weeks ended October 1, 2005, from 20.4% for the thirty-nine weeks ended October 2, 2004, due primarily to the completion of multiple large projects in Western Europe at the end of fiscal year 2004, combined with an increase in our domestic project and revenue base.

Revenues recognized by the Company in connection with fixed price and contingent fee engagements totaled $6.5 million and $4.5 million for the thirty-nine weeks ended October 1, 2005 and October 2, 2004, respectively, representing 26.9% and 25.6% of total revenue, respectively.

                                COST OF SERVICES

Direct costs of services increased to $11.8 million for the thirty-nine weeks ended October 1, 2005 compared to $9.1 million for the thirty-nine weeks ended October 2, 2004. As a percentage of revenues, our gross margin based on direct cost of services was 51.3% for the thirty-nine weeks ended October 1, 2005, compared to 48.1% for the thirty-nine weeks ended October 2, 2004. The increase in gross margin was primarily attributable to a shift in the mix of services to more strategy and management consulting engagements which typically yield higher margins than staffing engagements.

Non-cash stock based compensation charges were $81,000 for the thirty-nine weeks ended October 1, 2005, compared to $157,000 for the thirty-nine weeks ended October 2, 2004. Non-cash stock based compensation charges primarily relate to our granting of restricted stock to select executives and key consultants during the fourth quarter of fiscal year 2003, which are being amortized on a graded vesting schedule over a period of two years from the date of grant. The decrease in equity-related charges is the result of reversals of previously recognized compensation expense related to forfeitures of restricted stock.

                               OPERATING EXPENSES

In total, operating expenses increased to $14.1 million for the thirty-nine weeks ended October 1, 2005, or 1.4% from $13.9 million for the thirty-nine weeks ended October 2, 2004. Operating expenses include selling, general and administrative costs, real estate restructuring, equity related charges, and intangible asset amortization. Selling, general and administrative expenses for the thirty-nine weeks ended October 1, 2005 were $13.3 million compared to $12.3 million for the thirty-nine weeks ended October 2, 2004. The increase is primarily related to increased investment in our initiative to develop our MVNE offerings and toolsets for IP transformation, as well as increases in selling expenses due to significant increase in revenues.

Intangible asset amortization was $245,000 and $774,000 for the thirty-nine weeks ended October 1, 2005 and October 2, 2004, respectively. The decrease in amortization expense was due to certain intangible assets becoming fully amortized during fiscal year 2004 and first quarter 2005.

Non-cash stock based compensation charges were $448,000 in the thirty-nine weeks ended October 1, 2005 compared to $776,000 for the thirty-nine weeks ended October 2, 2004. The charges relate to the award of restricted stock to select executives and key employees, which are being amortized on a graded vesting schedule over a period of two years from the date of grant for the fiscal year 2003 grants and four years from the date of grant for the fiscal year 2005 grants. The decrease in equity-related charges is the result of reversals of previously recognized compensation expense related to forfeitures of restricted stock.

                                  OTHER INCOME

Interest income was $1,127,000 and $470,000 for the thirty-nine weeks ended October 1, 2005 and October 2, 2004, respectively, and represented interest earned on invested balances. Interest income increased for the thirty-nine weeks ended October 1, 2005 due primarily to increases in interest rates from 2004 to 2005. We primarily invest in money market funds and investment-grade auction rate securities as part of our overall investment policy. Other income increased due to investment gains recognized in the thirty-nine weeks ended October 1, 2005.

                                  INCOME TAXES

In the thirty-nine weeks ended October 1, 2005 and October 2, 2004, we recorded provision for state income taxes of $31,000 and $47,000, respectively. The effective tax rate for these periods differed from the federal statutory rate primarily due to valuation allowances recorded on tax benefits as a result of uncertainties about their recoverability.

                             DISCONTINUED OPERATIONS

In the thirty-nine weeks ended October 2, 2004, charges related to the discontinuation of the hardware business were $2.2 million for goodwill impairment and severance charges. In addition, operating losses of the discontinued operations were $63,000 for the thirty-nine weeks ended October 2, 2004. These amounts are reported within discontinued operations in the Statement of Operations and Comprehensive Loss.

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

Net cash provided by operating activities was $0.6 million for the thirty-nine weeks ended October 1, 2005, compared to net cash used in operating activities of $3.7 million for the thirty-nine weeks ended October 2, 2004. We generated positive cash flow from our operating activities for the thirty-nine weeks ended October 1, 2005 after offsetting net losses by non-cash operating expenses consisting of depreciation, amortization, and equity related charges. Negative cash flow from operating activities for the thirty-nine weeks ended October 2, 2004 was primarily due to operating losses.

Net cash provided by investing activities was $0.7 million and $4.1 million for the thirty-nine weeks ended October 1, 2005 and October 2, 2004, respectively. This includes net proceeds from sales and reinvestments of auction rate securities of $1.0 million and $4.2 million in the thirty-nine weeks ended October 1, 2005 and October 2, 2004, respectively. Cash provided by investing activities also includes the acquisition of office equipment, software and computer equipment of $288,000 and $107,000 for the thirty-nine weeks ended October 1, 2005 and October 2, 2004, respectively.

Net cash used in financing activities was $36,000 in the thirty-nine weeks ended October 1, 2005 and related to payments made on unfavorable and capital lease obligations, partially offset by proceeds received from exercise of stock options and purchases under our employee stock purchase plan. Net cash provided by financing activities was $75,000 in the thirty-nine weeks ended October 2, 2004 and proceeds from the exercise of stock options and purchases under our employee stock purchase plan were slightly in excess of payments made on unfavorable and capital lease obligations.

At October 1, 2005, we had approximately $52.3 million in cash and cash equivalents and short-term investments. We believe we have sufficient cash to meet anticipated cash requirements, including anticipated capital expenditures, consideration for possible acquisitions, and any future operating losses that may be incurred, for at least the next 12 months. We have established a flexible model that provides a lower fixed cost structure than most consulting firms, enabling us to scale operating cost structures more quickly based on market conditions. Our strong cash position has enabled us to weather adverse conditions in the telecommunications industry and to make investments in intellectual property we believe are enabling us to capitalize on the current recovery and transformation of the industry; however, if the industry and demand for consulting services do not continue to rebound and we continue to experience negative cash flow, we could experience liquidity challenges at some future point.

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

We do not have material exposure to market related risks. Foreign currency exchange rate risk may become material given U.S. dollar to foreign currency exchange rate changes in international engagements denominated in the local currency of our clients.

ITEM 4. CONTROLS AND PROCEDURES

A review and evaluation was performed by our management, including our Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in our internal control over financial reporting or in other factors that could significantly affect our internal control over financial reporting subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, we took no corrective measures.

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



         SIGNATURE                        TITLE                        DATE
         ---------                        -----                        ----
/s/ Richard P. Nespola          CHAIRMAN, PRESIDENT AND CHIEF       NOVEMBER 15, 2005
------------------------------  EXECUTIVE OFFICER
RICHARD P. NESPOLA




/s/ Donald E. Klumb             CHIEF FINANCIAL OFFICER AND         NOVEMBER 15, 2005
-----------------------------   TREASURER
DONALD E. KLUMB                 (PRINCIPAL FINANCIAL OFFICER
                                AND PRINCIPAL ACCOUNTING
                                OFFICER)
