Form 10-K
period 2005-12-31
MANAGEMENT NETWORK GROUP INC
filed 2006-03-30
CIK 1094814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (MARK ONE)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [ ] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [ ] NO [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large Accelerated Filer [ ] Accelerated Filer [ ] Non-accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of July 2, 2005 was approximately $37.2 million. As of March 28, 2005 the Registrant had 35,790,286 shares of common stock, par value $0.001 per share (the Common Stock), issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The  information  required  to be provided in Part III (Items 10, 11, 12, 13 and
14) of this Annual Report on Form 10-K is hereby incorporated by reference from our definitive 2006 proxy statement which will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 2005.

                       THE MANAGEMENT NETWORK GROUP, INC.

                                    FORM 10-K



                                TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                     PART I

Item 1.   Business....................................................     3
Item 1A.  Risk Factors................................................     8
Item 2.   Property....................................................    14
Item 3.   Legal Proceedings...........................................    14
Item 4.   Submission of Matters to a Vote of Security Holders.........    15

                                     PART II

Item 5.   Market for Registrant's Common Equity, Related
          Stockholder Matters and Issuer Purchases of Equity
          Securities .................................................    15
Item 6.   Selected Consolidated Financial Data........................    16
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    18
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................    24
Item 8.   Consolidated Financial Statements...........................    25
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................    46
Item 9A.  Controls and Procedures ....................................    46
Item 9B.  Other Information ..........................................    46

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..........    46
Item 11.  Executive Compensation......................................    46
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters .................    46
Item 13.  Certain Relationships and Related Transactions..............    46
Item 14.  Principal Accountant Fees and Services .....................    46

                                    PART IV

Item 15.  Exhibits and Financial Statement Schedules .................    46

                                     PART I

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
With the exception of historical information, this report on Form 10-K contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995 and identified by such words as "will be," "intend," "continue," "believe," "may," "expect," "hope," "anticipate," "goal," "forecast" or other comparable terms. Our actual financial condition, results of operations or business may vary materially from those contemplated by such forward-looking statements and involve various risks and uncertainties, including but not limited to those discussed in Item 1A, "Risk Factors." Investors are cautioned not to place undue reliance on any forward-looking statements.

WEBSITE ACCESS TO EXCHANGE ACTS REPORTS
Our internet website address is www.tmng.com. We make available free of charge through our website all of our filings with the Securities and Exchange Commission (SEC), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC. The charters of our audit, nominating and compensation committees and our Code of Business Conduct are also available on our website and in print to any shareholder who requests them.

ITEM 1. BUSINESS

When used in this report, the terms "TMNG," "we," "us," "our" or the "Company" refer to The Management Network Group, Inc. and its subsidiaries.

GENERAL

TMNG, a Delaware corporation, founded in 1990, is a leader in consulting to the communications industry. We have built a fully integrated suite of consulting offerings including strategy, management, marketing, operational, and technology consulting services (see "Services" in Item 1). Our clientele includes a variety of businesses whose products, services and interests are focused on the evolution of the communications industry, including wireless and traditional wireline communications service providers, as well as technology companies, media and entertainment companies, and financial services firms that invest in the communications industry. Our clients are located principally in the United States, however, the Company also provides services to customers in Europe and other foreign countries. We believe we are unique in our ability to provide a comprehensive business solution to the communications industry, including strategy consulting and business planning, product/service definition and launch, customer acquisition and retention, business model transformation, technical support and process modeling for business support systems (BSS) and operations support systems (OSS). We have consulting experience with almost all major aspects of managing a global communications company. In addition, we provide marketing consulting services to clients outside of the communications industry, primarily in the Eastern region of the United States (Mid-Atlantic).

We capitalize on our industry expertise by developing and enhancing new and existing proprietary toolsets that enable us to provide strategic, management, marketing, operational, and technology support to our clients. Our toolsets are consulting guidelines, processes and benchmarks created and updated by our consultants based on their experience over many consulting engagements. These toolsets assist clients to improve productivity, gain competitive advantage, reduce time to market and market entry risk, and increase revenues and profits. Our services are provided by teams comprised of senior professionals recruited from prestigious university campuses complemented by teams of consultants from the communications industry averaging 15 years of experience.

We have provided a unique technology agnostic and vendor neutral position to make unbiased evaluations and recommendations that are based on a thorough knowledge of each solution and each client's situation. Therefore, we are able to capitalize on extensive experience across complex multi-technology communications systems environments to provide what we believe are the most sound and practical recommendations to our clients.

Over the last six years, the Company has transformed from a provider of primarily management and operational consulting services to a provider of a fully integrated suite of offerings to the communications marketplace. This transformation has been accomplished through increasing the breadth of our employee work base, by hiring consultants of increasingly diverse backgrounds with various technical competencies, and implementing an acquisition strategy to acquire consulting companies whose offerings complemented, and expanded the offerings we historically provided. We believe these actions have expanded key client relationships, have uniquely positioned us in the market to effectively serve today's needs of large global communication service providers, and provided an expansion of our key direct distribution channel elements.

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

During fiscal year 2005, we made strategic investments designed to position us in three key ways--growing our core management consulting offerings with emphasis in Internet Protocol (IP) and wireless solutions; maintaining a solid base of carrier relations and expanding into the cable, media, and content arenas; and launching managed services with partners that facilitate Mobile Virtual Network Operators (MVNO), IP transformation or convergence of offerings.

During fiscal year 2005, we launched our own non-commercial MVNO, TMNG Mobile, the first such service launch by a professional services company. This has positioned us to demonstrate to potential market entrants, that we can, with our partners, deliver an end-to-end solution. Through our strategy business group we are expanding engagements with high profile clients, and providing market assessments and business case development services. For those MVNOs electing to move forward, we have developed differentiated consulting capabilities to help the MVNO build its back-office facilities or to leverage, via TMNG Global and partners, a Mobile Virtual Network Enablement (MVNE) solution.

Another key achievement during fiscal year 2005 was the development of our managed services capability to support IP transformation. This capability is designed to support enterprises across multiple industries as they migrate their legacy communication network architectures to IP platforms. TMNG believes it has unique expertise, in particular, in helping enterprises understand, protect and migrate valuable customer data and processes to new technology platforms. To further the visibility of our services, we signed in 2005 a five-year exclusive economic relationship with S3 Matching Technologies Inc. (S3), through which we have jointly designed solutions for IP network migration for both communication service providers and global outsourcing firms. These solutions marry industry know-how with proven technology and are capable of doing so under an outsourced framework. We have already developed and validated our proprietary data management optimization (DMO) solution. DMO addresses one of the critical first steps in the migration from legacy to IP environments, as it provides the intelligence surrounding databases of network elements and enables accurate and efficient migration to IP.

Finally, in 2005 we began to design a management and operational consulting offering in support of media and communications convergence. We are working in partnership with network service platform provider, Personeta Inc., to develop a compelling offering for small-to-mid-sized carriers. These are carriers who need to support convergence of offerings to enterprise clients, utilizing existing legacy and IP, both wire line and wireless networks, in a cost-effective manner as an alternative to massive capital-intensive network investment. This is an initiative that we and our partner began implementing in late 2005 and will continue to be a key area of focus during fiscal year 2006.

As these and other industry trends develop, TMNG expects to utilize its long history of engagement experience with clients to continue modifying its toolsets, develop new methodologies, and expand selectively its base of employee consultants to support and extend its thought leadership and capabilities in the communications industry.

MARKET OVERVIEW

TMNG serves a global communications marketplace that is just now emerging from an approximately four-year period of retrenchment and restructuring. The macroeconomic forces that drove this environment destabilized the industry and depressed the market for outside consulting services, including ours. These circumstances resulted in a continued substantial decline in our revenue and profits during fiscal years 2001, 2002 and 2003. That trend leveled off during fiscal year 2004 and improved during fiscal year 2005 (see Item 1A, "Risk Factors" and Item 7, "Management's Discussion and Analysis").

Today, the global communications industry is in the midst of what we believe to be revolutionary change. The complements of regulatory decisions, new technologies and industry consolidation have begun to stimulate new investment in the sector. What we believe the future of the global communications industry will look like is beginning to take shape. A convergence of voice, data and video or content based communications is occurring. This is bringing both new competitors to the market, such as Yahoo! and Google, and consolidation of existing industry competitors. In addition, cable communications companies that historically offered video services are now positioning themselves as providers of voice and other data and content services.

Wireline, wireless and cable companies alike have their eye on convergence--where any type of content or application can be delivered seamlessly across fixed or mobile networks. For traditional telecom companies, convergence will ultimately come in the form of IP Multimedia Subsystems (IMS). IMS is expected to have profound influence on the communications industry through the emergence of new business models. IMS will allow network owners to derive value from their networks while simultaneously opening their networks to third parties to develop and offer their own customized and enhanced services and applications. IMS and convergence are costly and complicated; while the evolution is underway it will not occur without challenges.

The convergence of content providers and wireless distribution channels (i.e., carriers) has also opened new segments of the market through the MVNO model. MVNOs are mobile operators that do not own their own wireless spectrum or network infrastructure. Instead, MVNOs contract with existing wireless carriers to purchase wholesale access to wireless networks. We believe the MVNO model will move the market for wireless services from a voice-focused market to one focused on value-added non-voice services extending into media and entertainment. Players like ESPN and Disney aim to transform the way consumers view their wireless services. We expect this transformation of the wireless market to occur rapidly and present numerous challenges to the traditional carriers and MVNOs, alike.

We expect these profound changes to increase demand for consulting services, with increased focus on convergence and wireless and IP based offerings, outsourced BPO service opportunities, and the need for existing management consultancies to provide solutions to these new communications industry challenges. As discussed in Item 1, "Business - General," we have invested to enable us to provide such services.

It has been our experience that because the expertise needed by communications companies to address the market's needs is typically outside their core competencies, they must ultimately either recruit and employ experts or retain outside specialists. Additionally, the convergence of the communications, media and technology industries has brought forth many non-communications companies who we believe do not possess the experience or skill sets needed to execute new business plans. We believe due to the range of expertise required and the time associated with hiring and training new personnel, bringing expertise in-house is often not a viable option. Although demand for consulting services has been down in recent years, we believe customers will need to contract with consultative firms or outsource some of the expertise required to adapt to new environments and capitalize on new technologies now emerging. When retaining outside specialists, we believe communications companies need experts that fully understand the communications industry and can provide timely and unbiased advice and recommendations. We intend to continue responding to that anticipated need.

BUSINESS STRATEGY

Our objective is to establish ourselves as the consulting company of choice to the converging communications, media and entertainment industry, which includes the service providers and technology companies that serve the industry, media and entertainment companies, and the financial services and investment banking firms that invest in the sector. The following are key strategies we have adopted to pursue this objective.

- Develop and evolve existing offerings/solutions and thought leadership

We plan to continue expanding our end-to-end solutions offerings, both by organic expansion and/or through acquisitions. Expanding our consulting solutions involves bundling or buying the capabilities that support change elements in the adoption of IP and wireless technology and support of convergence of communications with media and content, with emphasis on wireless. We plan to continue extending our product offerings to the communications industry. We believe wireline and wireless providers will be strategically focused on the following key initiatives, with priority depending upon present position and state of the company: bundling or convergence of services (i.e., wireline, wireless, high-speed data and video); continued consolidation and aggressive reduction of costs; reassessment of core competencies in order to leverage strengths and exit weak areas; and migration to new technologies--next generation wireless and IP. Our solutions will assist clients in redefining competitive position, launching new products and services and generating revenues through integrated offerings. Such offerings will also be focused on increasing clients' efficiencies in these transformations. We will also evaluate expanding our offerings to include managed services, with partners surrounding these initiatives.

- Continue to build the TMNG brand

We plan to continue building and communicating the TMNG brand, further positioning ourselves as the consultancy of choice for the global communications industry. In late 2005, TMNG was rebranded to TMNG Global, with our strategy group rebranded to Cambridge Strategic Management Group (CSMG). These changes were made to better represent the end-to-end capabilities we offer through our strategic consulting, management consulting and managed services practices. When acquired, the CSMG name was a powerful brand. We made the decision to reintroduce this brand to capitalize on that value and provide the separation between our strategy and management consulting practices, providing a level of independence and neutrality desired by clients. Direct marketing efforts and other marketing initiatives are underway to continue building awareness of TMNG and communicating our key strengths, including our uniquely high level of experienced consultants, focus on the global telecommunications industry, integrated end-to-end solution and commitment to bringing clients a positive return on their investment.

- Focused and effective retention and recruitment

We plan to further enhance our business model to accommodate the anticipated types of consulting services as a result of revolutionary change occurring within the communications sector. One key element of the business model we believe will be required is the attraction and retention of high quality, experienced consultants. In what we believe is a rebounding economic environment, our two primary challenges in the recruitment of new consulting personnel are the ability to recruit talented personnel with the skill sets necessary to capitalize on an industry undergoing revolutionary change and the ability to execute such recruitment with an appropriate compensation arrangement. The market for skilled consultants has become more competitive in the current industry environment.

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

- Enhancing our global presence

We plan to further enhance our presence globally to deliver services and solution capabilities to client companies located around the world. Especially in Western Europe, we believe the competitive market expertise of our U.S. consultants can be a key factor for foreign companies facing the business issues associated with deregulation and competition.

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

SERVICES

We provide a full range of strategic, marketing, operations and technology consulting services to the communications industry. Services provided include:

- Strategy and Business Case Development

We provide comprehensive strategic analysis to service providers, media/entertainment companies, equipment manufacturers and financial investors in the communications industry. Our approach combines rigorous qualitative and quantitative analyses with a detailed understanding of industry trends, technologies, and developments. We provide clients with specific solutions to their key strategic issues relating to their existing business as well as new product and service opportunities. Our services include business case development, data and content strategies, marketing spending optimization, service and brand diversification, enterprise and small business strategies, technology commercialization and operational strategies.

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

- Revenue and Cost Management

We are dedicated to helping clients uncover and recover missed opportunities at every stage along the revenue life cycle and reduce the costs associated with managing business functions. Our approach to revenue and cost management centers around operational assessment, process improvement, organizational restructuring, and continuous improvement. Our consultants utilize their industry expertise and our proprietary TMNG QBC(R) (Quality Business Controls) toolset to deliver quantifiable benefits to clients.

- Business and Operations Process Redesign and Reengineering

We provide clients with efficient, integrated business and operational processes, supporting technology systems and web-centric interfaces across all OSS/BSS applications. We take clients from the point of customer acquisition to provisioning all the way through to billing, collections and accounts receivable management to cash and profits in the bank. We have modified our traditional toolsets, recruited consultants with relevant expertise and initiated marketing efforts in the burgeoning areas of the wireless enterprise and IP transformation. We believe that as these two market phenomena evolve we are well-positioned to bring business and technical solutions to existing clients and prospective clients alike.

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

COMPETITION

The market for communications consulting services is highly fragmented and changing rapidly. We face competition from major business and strategy consulting firms, large systems integration and major global outsourcing firms, offshore development firms from the Asian markets, equipment and software firms that have added service offerings, and customers' internal resources. Recently, there has been a significant increase in demand for firms that can bundle BPO with systems and technical integration. Many of our competitors are large organizations that provide a broad range of services to companies in many industries, including the communications industry. Many of these competitors have significantly greater financial, technical and marketing resources and greater name recognition than we do. We believe we have a competitive advantage due to our single focus on the communications industry, and the comprehensive offerings we provide to our customers. We also believe the complementary experience and expertise of our professionals represents a competitive advantage. With the communications industry experiencing consolidation and convergence with media and entertainment, we believe our principal competitive factor is our continual focus on the converging communications industry and the ability to develop and deliver solutions that enhance client revenue and asset utilization and provide return on investment. Our biggest competitor is normally the customer's internal resources. As a result, the most significant competitive advantage becomes long-lived relationships with key client executives that have developed over time from consistency in responsiveness to their needs, quality and reliability of consultants and deliverables, and an appropriate price/value formula.

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

During fiscal year 2005, we utilized approximately 289 consultants, representing a combination of employee consultants and independent contracting firms. Of these, 74 were employee consultants and approximately 215 were working on engagements for us primarily through independent subcontracting firms. In addition to the consultants, we have an administrative staff of approximately 26 employees in the accounting and finance, marketing, recruiting, information technology, human resources and administrative areas.

BUSINESS SEGMENTS

Based on an analysis of the criteria in Statement of Financial Accounting Standards (SFAS) No. 131 "Disclosure about Segments of an Enterprise and Related Information," we have four operating segments, which are aggregated in one reportable segment, the Management Consulting Services segment. The Management Consulting Services segment includes business strategy and planning, marketing and customer relationship management, billing system support, operating system support, revenue assurance, corporate investment services, and network management.

MAJOR CUSTOMERS

Since our inception, we have provided services to more than 1,000 domestic and international customers, primarily communication service providers and large technology and applications firms serving the communications industry and private equity firms that invest in the sector. Most recently we have added to our base of customers with media and entertainment clients looking to leverage communications infrastructure to deliver offerings to the market. We depend on a small number of key customers for a significant portion of revenues. For fiscal year 2005, revenues from two significant customers each accounted for more than 10% of our revenues, and in the aggregate accounted for 41.4% of revenues. Also during fiscal year 2005, our top ten customers accounted for approximately 70.9% of total revenue. We generally provide discounted pricing for large projects on fixed commitments with long-term customers. Because our clients typically engage services on a project basis, their needs for services vary substantially from period to period. We continue to concentrate on large wireline and wireless global communications companies headquartered principally in North America and Western Europe, emerging MVNOs, large outsourcing firms as partners and most recently media and entertainment clients. We seek to offer broad and diversified services to these customers. We anticipate that operating results will continue to depend on volume services to a relatively small number of communication service providers and technology vendors. We anticipate increased market demand for bundled business process and technical outsourcing which we and our partners have formalized agreements to provide.

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

SEASONALITY

In the past, we have experienced seasonal fluctuations in revenue in the fourth quarter due primarily to the fewer number of business days because of the holiday periods occurring in that quarter. We may continue to experience fluctuations in revenue in the fourth quarter and may experience fluctuations in summer months and other vacation periods.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

For information about foreign and domestic operations, see Item 8, "Consolidated
Financial   Statements,"   Note  4  "Major   Customers  and  Significant   Group
Concentrations of Credit Risk."

ITEM 1A.  RISK FACTORS

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

RISK THAT MAY IMPACT OUR FINANCIAL PERFORMANCE

Factors outside of our control could cause companies to delay new product and new business initiatives and to seek to control expenses by reducing the use of outside consultants. The communications industry is in a period of consolidation, which could reduce our client base, eliminate future opportunities or create conflicts of interest among clients. As a result, current industry conditions may continue to harm our business, financial condition, results of operations, liquidity and ability to make acquisitions and raise investment capital. Future client financial difficulties and/or bankruptcies could require us to write-off receivables that are in excess bad debt reserves, which would harm our results of operations in future fiscal periods.

OUR  BUSINESS  IS  COMPLETELY   DEPENDENT  ON   CONDITIONS  IN  THE   CONVERGING
COMMUNICATIONS, MEDIA AND ENTERTAINMENT INDUSTRY

We focus almost exclusively on customers in the converging communications, media and entertainment industry and investment banking and private equity firms investing in that industry. We experienced significant growth in demand for our services throughout the 1990s. Between 2000 and 2004, the communications industry experienced a number of adverse conditions, including bankruptcies, layoffs, consolidation and contraction, declining market values, and in some cases financial scandals. These macro economic conditions substantially reduced the demand for our services and caused our revenues to decline, resulting in operating losses, negative cash flow and a decline in our stock price. If we are not able to capitalize on the opportunity created by the converging communications industry, we may continue to incur operating losses and negative cash flow, which may eventually adversely affect our liquidity.

WE ARE DEPENDENT ON A LIMITED NUMBER OF LARGE CUSTOMERS FOR A MAJOR PORTION OF OUR REVENUES, AND THE LOSS OF A MAJOR CUSTOMER COULD SUBSTANTIALLY REDUCE REVENUES AND HARM OUR BUSINESS AND LIQUIDITY

We derive a substantial portion of our revenues from a relatively limited number of clients (see Item 1, "Business-Major Customers"). This results in part from a conscious strategy to market our services to the largest and most stable companies in the industry, but our concentration of revenues with a small number of clients does expose us to risk. Our revenues and financial condition could be impaired if a major client stopped using our services. The services required by any one client may be affected by industry consolidation or adverse industry conditions, technological developments, economic slowdown or the client's internal strategy or budget constraints. As a result, the volume of work performed for specific clients varies from period to period, and a major client in one period may not use our services in a subsequent period.

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

- the potential loss of key clients;

- the form of customer contracts changing primarily from time and materials to fixed price or contingent fee, based on project results;

- consultant turnover, utilization rates and billing rates;

- the loss of key consultants, which could cause clients to end their relationships with us;

- the ability of clients to terminate engagements without penalty;

- fluctuations in demand for our services resulting from budget cuts, project delays, industry consolidations or downturns or similar events;

- clients' decisions to divert resources to other projects, which may limit clients' resources that would otherwise be allocated to services we could provide;

- reductions in the prices of services offered by our competitors;

- developments in the communications market and economic conditions;

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

THERE CAN BE NO ASSURANCE OUR INVESTMENT IN NEW OFFERINGS WILL YIELD THE INTENDED RESULTS

As discussed in Item 1 - "Business-General" and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Financial Overview" and "Operating Expenses," we have invested in proprietary toolsets designed to enable us to capitalize on industry convergence and the migration to wireless and IP platforms. We believe these investments had a positive impact on our 2005 revenues and will positively affect our revenues and profitability in 2006, but they did adversely impact our short-term profitability in 2005. There can be no assurance these investments, or others like them, will continue to produce increased revenues or enable us to become profitable and cash flow positive in 2006 or future years.

A SIGNIFICANT PORTION OF OUR BUSINESS IS REPRESENTED BY FIXED FEE CONTRACTS, WHICH EXPOSE US TO ADDITIONAL RISKS

Fixed fee contracts entail subjective judgments and estimates about revenue recognition and are subject to uncertainties and contingencies. For a more complete discussion of our accounting for revenue recognition, see "Critical Accounting Policies" included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Fixed fee contracts expose us to the risk that our cost of performing the contract may be higher than expected, reducing or eliminating our profit margin from the contract.

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

- adverse effects on our financial statements, including write-offs and assumption of liabilities of acquired businesses; and

- paying too much for an acquired company.

If  we  make  acquisitions  and  any  of  these  problems   materialize,   these
acquisitions could negatively affect our operations, profitability and financial condition.

ANY FUTURE DECREASE IN REVENUES OF ACQUIRED BUSINESSES MAY RESULT IN ADDITIONAL ASSET IMPAIRMENTS AND ADVERSELY AFFECT OUR PROFITABLITY

We have made and may continue to make acquisitions. As a result, goodwill and intangible assets constitute a significant balance of the assets reported on our balance sheet. We have, in the past, been required to write down goodwill and intangible assets on our financial statements as a result of declining revenues and earnings of the businesses we acquire. We may continue to be required to take asset impairment charges in the future. Our earnings and profitability would be adversely affected by any further asset impairments.

WE HAVE REDUCED CONSULTANT HEADCOUNT WHICH COULD ADVERSELY AFFECT OUR ABILITY TO OBTAIN AND PERFORM CONSULTING ENGAGEMENTS

Following the economic downturn of the first part of this decade, we undertook a series of cost-cutting measures to better align our operating costs with the reduced demand for communications consulting services. As part of these cost-cutting measures, we have reduced our employee consultant headcount. More recently we have begun to expand the skill sets of our consultant base by replacing existing consultants with professionals better suited to support our next generation offerings. Because the talents and skills of our consulting resources are limited in comparison to much larger firms, we may lose opportunities to obtain future consulting engagements or have difficulty performing engagements we do obtain, any of which could harm our business.

THE MARKET IN WHICH WE OPERATE IS INTENSELY COMPETITIVE, AND ACTIONS BY COMPETITORS COULD RENDER OUR SERVICES LESS COMPETITIVE, CAUSING REVENUES AND INCOME TO DECLINE

The market for consulting services to communications companies is intensely competitive, highly fragmented and subject to rapid change. Competitors include strategy and management consulting firms and major global outsourcing firms like IBM, Electronic Data Systems Corporation (EDS) and Computer Sciences Corporation, which have become more significant competitors recently due to the outsourcing of business support systems and operating support systems by communications companies. We are also subject to competition from large technical firms from the Asian markets, like Infosys Technologies, Ltd. that can provide significant cost advantages. Some of these competitors have also formed strategic alliances with communications and technology companies serving the industry. We also compete with internal resources of our clients. Although non-exhaustive, a partial list of our competitors includes:

- Accenture;

- Booz-Allen & Hamilton;

- Cap Gemini;

- DiamondCluster International, Inc.;

- IBM;

- EDS;

- Computer Sciences Corporation;

- Infosys Technologies, Ltd.; and

- McKinsey & Company.

Many information technology-consulting firms also maintain significant practice groups devoted to the communications industry. Many of these companies have a national and international presence and may have greater personnel, financial, technical and marketing resources than we do. We may not be able to compete successfully with our existing competitors or with any new competitors.

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

WE MUST CONTINUALLY ENHANCE OUR SERVICES TO MEET THE CHANGING NEEDS OF THE CONVERENCE OF COMMUNICATIONS CUSTOMERS WITH MEDIA AND ENTERTAINMENT, OR WE MAY LOSE FUTURE BUSINESS TO OUR COMPETITORS

Our future success will depend upon our ability to enhance existing services and to introduce new services to meet the requirements of customers in a rapidly developing and evolving market, particularly in the areas of wireless communications and next-generation technologies supporting the convergence of communications, media and content. Present or future services may not satisfy the needs of the communications market. If we are unable to anticipate or respond adequately to customer needs, we may lose business and our financial performance will suffer.

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

OUR ENGAGEMENTS WITH CLIENTS MAY NOT BE PROFITABLE OR MAY BE TERMINATED BY OUR CLIENTS ON SHORT NOTICE

Unexpected costs, delays or failure to achieve anticipated cost reductions could make our contracts unprofitable. We have many types of contracts, including time and materials contracts, fixed-price contracts and contingent fee contracts. When making proposals for engagements, we estimate the costs and timing for completing the projects. These estimates reflect our best judgment regarding our costs, as well as the efficiencies of our methodologies and professionals as we plan to deploy them on our projects. Any increased or unexpected costs, delays or failures to achieve anticipated cost reductions in connection with the performance of these engagements, including delays caused by factors outside our control, could make these contracts less profitable or unprofitable, which would have an adverse effect on our profit margin.

Under many of our contracts, the payment of some or all of our fees is conditioned upon our performance. We are increasingly moving away from contracts that are priced solely on a time and materials basis and toward contracts that also include incentives related to factors such as benefits produced. During fiscal year 2005, we estimate that approximately 28.1% of our contracts had some fixed-price, incentive-based or other pricing terms that conditioned some or all of our fees on our ability to deliver these defined goals. The trend to include greater incentives in our contracts may increase the variability in revenues and margins earned on such contracts, and may expose us to greater risk of loss on the contracts if we do not perform successfully. Additionally, the estimates required for revenue recognition on these contracts expose us to risk of misstatement of financial results if our estimates prove to be inaccurate.

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

- unfavorable foreign currency exchange rates or fluctuations;

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

- potential limits on our ability to repatriate foreign profits;

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

- any further reduction in our revenues or continued losses during 2006 and future years; and

- continuing adverse market conditions in the communications industry and the economy as a whole.

In addition, the stock market itself experiences significant price and volume fluctuations. These fluctuations particularly affect the market prices of the securities of many technology and communications companies. These broad market fluctuations could continue to harm the market price of our common stock. If the market price of our common stock falls below $1.00 per share for a period of 180 consecutive calendar days, we may risk being delisted from the NASDAQ Stock Market on which our stock trades. The recent decline in our overall market capitalization may also discourage analysts and investors from following us. Additionally, due to the limited public float of our common stock, investors may find their investment illiquid, and suffer losses.

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

ANTI-TAKEOVER PROVISIONS AND OUR RIGHT TO ISSUE PREFERRED STOCK COULD MAKE A THIRD PARTY ACQUISITION DIFFICULT

Our certificate of incorporation, bylaws, and anti-takeover provisions of Delaware law could make it more difficult for a third party to acquire control of our Company. In addition, our bylaws provide for a classified board, with board members serving staggered three-year terms. The Delaware anti-takeover provisions and the existence of a classified board, in addition to our relatively small public float, could make it more difficult for a third party to acquire us, even if such transaction were in the best interest of our shareholders.

ITEM 2. PROPERTY

Our principal executive offices are located in a 4,705 square foot facility in Overland Park, Kansas. This facility houses our executive, corporate and administrative offices and is under a lease, which expires in August 2010. In addition to the executive offices, we also lease a 7,575 square foot facility in McLean, Virginia, which lease expires in June 2009, and a 10,344 square foot facility in Boston, Massachusetts, which lease expires in 2011. The Boston and McLean locations are primarily utilized by management and consulting personnel.

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

In June 1998, the bankruptcy trustee of a former client, Communications Network Corporation, sued TMNG for a total of $320,000 in the U.S. Bankruptcy Court in New York seeking recovery of $160,000 alleging an improper payment of consulting fees paid by the former client during the period from July 1, 1996, when an involuntary bankruptcy proceeding was initiated against the former client, through August 6, 1996, when the former client agreed to an order for relief in the bankruptcy proceeding, and $160,000 in consulting fees paid by the former client after August 6, 1996. The bankruptcy trustee also sued us for at least $1.85 million for breach of contract, breach of fiduciary duties and negligence. In March 2006, we reached a settlement agreement with the bankruptcy trustee whereby we agreed to pay the trustee $255,000 in exchange for being released from all potential liability under the suits discussed above.

Additionally, as of December 31, 2005 the Company has outstanding demands aggregating approximately $1.0 million by the bankruptcy trustees of several former clients in connection with collected balances near the customers' respective bankruptcy filing dates. Although we do not believe we received any preference payments from these former clients and plan to vigorously defend our position, we have established reserves of $727,000 as of December 31, 2005, which we believe are adequate.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is quoted on the NASDAQ Stock Market under the symbol TMNG. The high and low closing price per share for the Common Stock for the fiscal years ended December 31, 2005 and January 1, 2005 by quarter were as follows:

                                            High           Low
First quarter, fiscal year 2005            $ 2.57        $ 2.20
Second quarter, fiscal year 2005           $ 2.52        $ 1.83
Third quarter, fiscal year 2005            $ 2.59        $ 2.06
Fourth quarter, fiscal year 2005           $ 2.78        $ 2.24

                                            High           Low
First quarter, fiscal year 2004            $ 5.50        $ 3.19
Second quarter, fiscal year 2004           $ 3.75        $ 1.77
Third quarter, fiscal year 2004            $ 2.45        $ 1.62
Fourth quarter, fiscal year 2004           $ 2.40        $ 1.92



The above information reflects inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

As of March 28, 2006 the closing price of our Common Stock was $2.24 per share. At such date, there were approximately 84 holders of record of our Common Stock.

Holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available. To date, we have not paid any cash dividends on our Common Stock and do not expect to declare or pay any cash or other dividends in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION


                                                        (a)                                                     (c)
                                                     NUMBER OF                                        NUMBER OF SECURITIES
                                              SECURITIES TO BE ISSUED                                 REMAINING AVAILABLE
                                                 UPON EXERCISE OF                (b)                   FOR FUTURE ISSUANCE
                                               OUTSTANDING OPTIONS         WEIGHTED AVERAGE         UNDER EQUITY COMPENSATION
                                              OR VESTING OF RESTRICTED     EXERCISE PRICE OF        PLANS (EXCLUDING SECURITIES
                                                       STOCK              OUTSTANDING OPTIONS        REFLECTED IN COLUMN (a))
APPROVED BY SECURITY HOLDERS
- 1998 Equity Incentive Plan - Stock Options         5,052,405               $    4.51                      2,589,985
- 1998 Equity Incentive Plan - Restricted Stock        895,000                    n/a                         305,000
PLANS NOT APPROVED BY SECURITY HOLDERS
- 2000 Supplemental Stock Plan                         957,040               $    4.63                      2,831,087
                                                     ---------                                              ---------
TOTAL                                                6,904,445                                              5,726,072
                                                     =========                                              =========


For an additional discussion of our equity compensation plans, see Item 8, "Consolidated Financial Statements," Note 9 "Stock Option Plan and Stock-Based Compensation."

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




                                                                                      FISCAL YEAR ENDED
                                                           -------------------------------------------------------------------------
                                                            December 31,   January 1,     January 3,    December 28,   December 29,
                                                               2005           2005           2004           2002           2001
                                                             --------       --------       --------       --------       --------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

Revenues ............................................         $30,378        $23,704        $23,245       $ 33,057       $ 54,236
Cost of services:
  Direct cost of services (exclusive of amortization
    shown below)                                               14,834         12,319         11,927         16,111         27,338
  Equity related charges (benefits)..................             100            205            (57)           721          2,322
                                                             --------       --------       --------       --------       --------
          Total cost of services (exclusive of
           amortization shown below).................          14,934         12,524         11,870         16,832         29,660
                                                             --------       --------       --------       --------       --------
                                                               15,444         11,180         11,375         16,225         24,576

Operating expenses:
  Selling, general and administrative................          18,462         16,037         19,359         23,811         16,727
  Legal settlement ..................................              95         (1,294)
  Real estate restructuring .........................              75          1,545
  Goodwill and intangible asset impairment ..........                                        19,484         25,165
  Goodwill and intangibles amortization .............             336            992          2,343          2,887          1,996
  Equity related charges ............................             618            958            142            353            843
                                                             --------       --------       --------       --------       --------
          Total operating expenses ..................          19,586         18,238         41,328         52,216         19,566
                                                             --------       --------       --------       --------       --------
                                                               (4,142)        (7,058)       (29,953)       (35,991)         5,010

Other income (expense):
  Interest income ...................................           1,632            718            624            996          2,433
  Other, net ........................................             126            (30)           (51)           (37)           (22)
                                                             --------       --------       --------       --------       --------
          Total other income (expense) ..............           1,758            688            573            959          2,411

Income (loss) from continuing operations before
 income tax (provision) benefit and cumulative
 effect of a change in accounting principle .........          (2,384)        (6,370)       (29,380)       (35,032)         7,421
Income tax (provision) benefit ......................             (36)           (49)       (12,978)        12,389         (2,141)
                                                             --------       --------       --------       --------       --------
Income (loss) from continuing operations before
 cumulative effect of a change in accounting
 principle ..........................................          (2,420)        (6,419)       (42,358)       (22,643)         5,280
Cumulative effect of a change in accounting
 principle, net of taxes ............................                                                       (1,140)
                                                             --------       --------       --------       --------       --------
Income (loss) from continuing operations.............          (2,420)        (6,419)       (42,358)       (23,783)         5,280

Discontinued operations:
  Net income (loss) from discontinued operations.....                         (2,276)            34            380            328
                                                             --------       --------       --------       --------       --------
Net income (loss) ...................................         $(2,420)       $(8,695)      $(42,324)      $(23,403)      $  5,608
                                                             ========       ========       ========       ========       ========
Net income (loss) from continuing operations before
 cumulative effect of a change in accounting
 principle per common share
  Basic .............................................         $ (0.07)       $ (0.18)      $  (1.26)      $  (0.69)      $   0.18
                                                             ========       ========       ========       ========       ========
  Diluted ...........................................         $ (0.07)       $ (0.18)      $  (1.26)      $  (0.69)      $   0.17
                                                             ========       ========       ========       ========       ========
Cumulative effect of a change in accounting
 principle per common share
  Basic and Diluted .................................                                                     $  (0.03)
                                                             ========       ========       ========       ========       ========
Net income (loss) from discontinued operations per
 common share
  Basic and Diluted .................................                        $ (0.07)                     $   0.01       $   0.01
                                                             ========       ========       ========       ========       ========
Net income (loss) per common share
  Basic .............................................         $ (0.07)       $ (0.25)      $  (1.26)      $  (0.71)      $   0.19
                                                             ========       ========       ========       ========       ========
  Diluted ...........................................         $ (0.07)       $ (0.25)      $  (1.26)      $  (0.71)      $   0.18
                                                             ========       ========       ========       ========       ========
Weighted average common shares outstanding
  Basic .............................................          35,175         34,619         33,545         32,734         29,736
                                                             ========       ========       ========       ========       ========
  Diluted ...........................................          35,175         34,619         33,545         32,734         30,774
                                                             ========       ========       ========       ========       ========



                                                            December 31,   January 1,     January 3,    December 28,   December 29,
                                                               2005           2005           2004           2002           2001
                                                             --------       --------       --------       --------       --------
                                                                                        (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:

Net working capital ...............................         $  52,497      $  55,121       $ 57,231       $ 63,478       $ 94,569
Total assets ......................................         $  73,549      $  75,353       $ 81,582       $125,459       $129,042
Total capital lease obligations ...................         $       4      $     200       $    493       $    885       $    338
Total stockholders' equity  .......................         $  66,048      $  66,747       $ 73,369       $115,726       $123,992


On September 5, 2001, we completed our acquisition of Tri-Com Computer Services Inc., a Maryland corporation. The acquisition, recorded under the purchase method of accounting, included the purchase of all outstanding shares of Tri-Com, which resulted in a total purchase price of approximately $5.2 million for the equity and assumption of liabilities. Consideration consisted of $1.8 million cash and 490,417 shares of our common stock valued at $3.0 million. We incurred direct costs of approximately $180,000 related to the acquisition and recorded this amount as an increase to purchase price. In addition to the above-mentioned costs, we recorded approximately $216,000 as an increase to purchase price in connection with the exchange of our stock options for vested stock appreciation rights held by Tri-Com employees at the time of acquisition.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K. The forward-looking statements included in this discussion and elsewhere in this Form 10-K involve risks and uncertainties, including anticipated financial performance, business prospects, industry trends, shareholder returns and other matters, which reflect management's best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements and should be read in conjunction with the disclosures and information contained in the sections of this report entitled "Disclosures Regarding Forward-Looking Statements" and in Item 1A, " Risk Factors."

EXECUTIVE FINANCIAL OVERVIEW

Included in Item 1, "Business" and Item 1A, "Risk Factors", is discussion that includes a general overview of our Business, Market Overview, Business Strategy, Competition and Risk Factors. The purpose of this executive overview is to complement the qualitative discussion of the Business from Item 1.

As previously noted, the communications industry experienced a significant economic recession from 2001 through 2004. We are a consultancy to the industry, and as a result experienced a significant reduction in consulting business during that period primarily due to the recession. We experienced significant revenue declines and/or net losses from 2001 to 2004 (see Item 6, "Selected Consolidated Financial Data"). During this period we maintained relatively consistent gross margins through innovative pricing and high consultant utilization levels.

Beginning in late 2004 and continuing through fiscal year 2005, we have seen significant changes in the industry resulting from consolidation, technology transformation and the convergence of telecommunication, media and entertainment sectors. During 2005, our revenues increased 28% compared with 2004. Additionally, gross margins improved to nearly 51% in 2005 compared with 47% in 2004. We believe these improved operating results and margins are reflective of our efforts to identify, adapt to and capitalize on these change elements, combined with growth of wireless and IP initiatives within the communications sector.

As a result of a combination of significantly lower operating results of reporting units during fiscal year 2003, the resignation of certain key personnel and revised and reduced financial projections, our operating expenses include goodwill and intangible impairment losses of $19.5 million in fiscal year 2003. In fiscal year 2004, we recorded a goodwill impairment loss of $2.2 million in connection with the discontinuation of our hardware business. In fiscal years 2005, 2004, and 2003, we also recorded valuation reserves of $0.9 million, $2.6 million, and $24.0 million, respectively, in connection with deferred income tax assets, which were generated primarily by goodwill impairment and current operating losses.

Selling, general and administrative costs were $18.5 million, $16.0 million and $19.4 million in fiscal years 2005, 2004 and 2003, respectively. The increase from fiscal year 2004 to fiscal year 2005, primarily reflects non-capitalizable research & development (R&D) investments in intellectual property, including proprietary toolsets and methodologies to support new wireless and IP consultative offerings as well as increases in variable selling expenses to support the increase in revenues. Although these investments have impacted our short-term profitability, we believe they will better enable us to capitalize on the industry convergence and migration toward wireless and IP platforms. We are also focusing our marketing efforts on growth markets surrounding large and sustainable clients to maintain a portfolio of business that is high credit quality, thus reducing bad debt risks.

Our R&D investments have been partially offset by comprehensive cost containment efforts which have assisted us in maintaining strong levels of cash and short-term investments. Our short-term investments consist of money market funds and investment-grade auction rate securities. Returns on our short-term investments have increased over recent periods as a result of increasing interest rates.

OPERATIONAL OVERVIEW

We report our financial data on a 52/53-week fiscal year. Fiscal years 2005 and 2004 had 52 weeks. Fiscal year 2003 was a 53 week fiscal year. For further discussion of our fiscal year end see Item 8, "Consolidated Financial Statements," Note 1 "Organization and Summary of Significant Accounting Policies," contained herein.

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

Cost of services consists primarily of compensation for consultants who are employees and amortization of equity related non-cash charges incurred in connection with pre-initial public offering grants of equity securities and restricted stock awards primarily to consultants, as well as fees paid to independent contractor organizations and related expense reimbursements. Employee compensation includes certain unbillable time, training, vacation time, benefits and payroll taxes. Annual gross margins have ranged from 48.9% to 50.8% during the period from 2003 to 2005. Gross margins are primarily impacted by the type of consulting services provided; the size of service contracts and negotiated volume discounts; changes in our pricing policies and those of competitors; utilization rates of consultants and independent subject matter experts; and employee and independent contractor organization costs, which tend to be higher in a competitive labor market.

Operating expenses include selling, general and administrative, equity related charges, intangible asset amortization, and goodwill and intangible asset impairments, litigation settlements and real estate restructuring charges. Sales and marketing expenses consist primarily of personnel salaries, bonuses, and related costs for direct client sales efforts and marketing staff. We primarily use a relationship sales model in which partners, principals and senior consultants generate revenues. In addition, sales and marketing expenses include costs associated with marketing collateral, product development, trade shows and advertising. General and administrative expenses consist mainly of costs for accounting, recruiting and staffing, information technology, personnel, insurance, rent, and outside professional services incurred in the normal course of business. The equity related charges consist of non-cash amortization charges incurred in connection with pre-initial public offering grants of equity securities and restricted stock awards, primarily to principals and certain senior executives. Impairment relates to the write down of goodwill calculated in accordance with the provisions of SFAS No. 142, "Accounting for Goodwill and Intangible Assets" and write down of other intangibles calculated in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment on Disposal of Long Lived Assets." Such impairments occur when the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. That assessment is based on the carrying amount of the asset (asset group) at the date it is tested for recoverability, whether in use or under development.

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

We recorded bad debt expense in the amounts of $399,000 and $575,000 for fiscal years 2004 and 2003, respectively. We recorded a credit to bad debt expense of $59,000 in fiscal year 2005 as recoveries offset our estimate of new uncollectible accounts. Our allowance for doubtful accounts totaled $296,000, $396,000 and $652,000 at the end of fiscal years 2005, 2004 and 2003, respectively. The calculation of these amounts is based on judgment about the anticipated default rate on receivables owed to us as of the end of the reporting period. That judgment was based on uncollected account experience in prior years and our ongoing evaluation of the credit status of our customers and the communications industry in general.

We have attempted to mitigate credit risk by concentrating our marketing efforts on the largest and most stable companies in the communications industry and by tightly controlling the amount of credit provided to customers. If we are unsuccessful in these efforts, or if our customers file for bankruptcy or experience financial difficulties, it is possible that the allowance for doubtful accounts will be insufficient and we will have a greater bad debt loss than the amount reserved, which would adversely affect our financial performance and cash flow.

Impairment of Goodwill and Long-lived Intangible Assets - Goodwill and other long-lived intangible assets arising from our acquisitions are subjected to periodic review for impairment. SFAS No. 142 requires an annual evaluation at the reporting unit level of the fair value of goodwill and compares the calculated fair value of the reporting unit to its book value to determine whether an impairment has been deemed to occur. Any impairment charge would be based on the most recent estimates of the recoverability of the recorded goodwill. If the remaining book value assigned to goodwill in an acquisition is higher than the estimated fair value of the reporting unit, there is a requirement to write down these assets. The determination of fair value requires management to make assumptions about future cash flows and discounted rates. These assumptions require significant judgment and estimations about future events and are thus subject to significant uncertainty. If actual cash flows turn out to be less than projected, we may be required to take further write-downs, which could increase the variability and volatility of our future results.

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

Due to a combination of significantly lower operating results of reporting units during fiscal year 2003, the resignation of key personnel, and revised and reduced financial projections, we recorded a goodwill impairment loss of $15.8 million in 2003, in accordance with the provisions of SFAS No. 142. For an additional discussion see Item 8, "Consolidated Financial Statements," Note 2 "Goodwill and Other Intangible Assets."

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

Revenue Recognition--We recognize revenue from time and material contracts in the period in which our services are performed. In addition to time and materials contracts, our other types of contracts include time and materials contracts not to exceed contract price, fixed fee contracts, and contingent fee contracts.

We recognize revenues on time and materials contracts not to exceed contract price and fixed fee contracts using the percentage of completion method. Percentage of completion accounting involves calculating the percentage of services provided during the reporting period compared with the total estimated services to be provided over the duration of the contract. For all contracts, estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revisions as the contract progresses. Such revisions may result in a material increase or decrease in revenues and income and are reflected in the financial statements in the periods in which they are first identified.

We also enter into fixed fee contracts in which revenue is based upon delivery of services or solutions, and contingent fee contracts, in which revenue is subject to achievement of savings or other agreed upon results, rather than time spent. Due to the nature of contingent fee contracts, we recognize costs as they are incurred on the project and defer revenue recognition until the revenue is realizable and earned as agreed to by our clients. Although these contracts can be very rewarding, the profitability of these contracts is dependent on our ability to deliver results for our clients and control the cost of providing these services. Both of these types of contracts are typically more results-oriented and are subject to greater risk associated with revenue recognition and overall project profitability than traditional time and materials contracts.

Deferred Income Tax Assets - We have generated substantial deferred income tax assets primarily from the accelerated financial statement write-off of goodwill, the charge to compensation expense taken for stock options and net operating loss carryforwards. For us to realize the income tax benefit of these assets, we must generate sufficient taxable income in future periods when such deductions are allowed for income tax purposes. In some cases where deferred taxes were the result of compensation expense recognized on stock options, our ability to realize the income tax benefit of these assets is also dependent on our share price increasing to a point where these options will be exercised. In assessing whether a valuation allowance is needed in connection with our deferred income tax assets, we have evaluated our ability to carry back tax losses to prior years that reported taxable income, and our ability to generate sufficient taxable income in future periods to utilize the benefit of the deferred income tax assets. Such projections of future taxable income require significant subjective judgments and estimates by us. As of December 31, 2005, cumulative valuation allowances in the amount of $27.5 million were recorded in connection with the deferred income tax assets. We continue to evaluate the recoverability of the recorded deferred income tax asset balances. If we continue to report net operating losses for financial reporting in future years, no additional tax benefit would be recognized for those losses, since we would be required to increase our valuation allowance to offset such amounts.


RECENT ACCOUNTING PRONOUNCEMENT

In December 2004, the FASB issued SFAS No. 123R which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements based on the fair value on the grant date of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service for that award, resulting in a decrease in net earnings. We will adopt the provisions of this Statement, as amended, using the modified prospective method beginning in fiscal year 2006. Compensation costs will be recognized for awards that are issued beginning in 2006 and for awards that have been granted prior to December 31, 2005 but have yet to reach the end of the requisite service period. The amount of expense to be recognized over the remaining service period as of December 31, 2005 is approximately $3.0 million to $3.5 million. We will begin expensing these costs over the shorter of the vesting period or the period from the date of grant to the date the employee becomes eligible for retirement. Based on currently outstanding options, we expect to record a total expense of approximately $2.0 million to $2.4 million during fiscal year 2006.

RESULTS OF OPERATIONS

On March 4, 2004, management and the Board of Directors elected to discontinue our hardware business. The Consolidated Statements of Operations and Comprehensive Loss have been adjusted for fiscal years 2004 and 2003 to report the income (loss) from discontinued operations, net of tax. For a further discussion see Item 1, "Notes to Consolidated Condensed Financial Statements,"
Note 3, "Discontinued Operations."


FISCAL 2005 COMPARED TO FISCAL 2004

                                    REVENUES

Revenues increased 28.2% to $30.4 million for fiscal year 2005 from $23.7 million for fiscal year 2004. The increase in revenue in 2005 is attributable to an increased penetration of consulting services to our top 5 client relationships, with emphasis in growth areas of wireless and IP. During fiscal year 2005, we provided services on 231 customer projects, compared to 197 projects performed in fiscal year 2004. Average revenue per project was $132,000 in fiscal year 2005 compared to $120,000 in fiscal year 2004. The increase in average revenue per project was primarily attributable to a small number of large engagements in the mix in fiscal year 2005. Our international revenue base decreased to 3.9% of our revenues for fiscal year 2005, from 22.3% for fiscal year 2004, due primarily to the completion of multiple large projects in Western Europe at the end of fiscal year 2004, combined with an increase in our domestic project and revenue base.

Revenues recognized in connection with fixed price and contingent fee engagements totaled $8.5 million and $9.6 million in fiscal year 2005 and 2004, respectively, representing 28.1% and 40.5% of total revenue in fiscal year 2005 and 2004, respectively. The mix of contract engagement types will vary by year, depending on the type of engagement.

                                COST OF SERVICES

Direct costs of services increased to $14.8 million for fiscal year 2005 compared to $12.3 million for fiscal year 2004. As a percentage of revenues, our gross margin based on direct cost of services was 51.2% for fiscal year 2005 compared to 48.0% for fiscal year 2004. The increase in gross margin was primarily attributable to a shift in the mix of services to more strategy and management consultancy engagements which typically yield higher margins than staffing engagements, coupled with better utilization levels.

Non-cash equity related charges were $100,000 and $205,000 for fiscal year 2005 and 2004, respectively. The charges primarily relate to awards of restricted stock to select executives and key consultants which are being amortized on a graded vesting schedule over a period of two years from the date of grant.

                               OPERATING EXPENSES

In total, operating expenses increased by 7.4% to $19.6 million for fiscal year 2005, from $18.2 million for fiscal year 2004. Operating expenses include selling, general and administrative costs, legal settlement, real estate restructuring, equity related charges, and intangible asset amortization. The major components of the increase are discussed by category in the following paragraphs.

The increase in operating expenses includes $2.4 million related to selling, general and administrative expense increases in fiscal year 2005 compared to fiscal year 2004. The increase is primarily related to increased R&D in our initiative to develop our MVNE offerings and toolsets for IP transformations in fiscal year 2005 and increases in variable selling expenses to support the increase in revenues.

In fiscal year 2005 we recorded a charge of $95,000 to settle a preference claim legal dispute with the bankruptcy trustee of a former client. In fiscal year 2004 we entered into a mediated settlement agreement to settle pending litigation with a customer regarding a take or pay contract. As part of the settlement, we received a $2 million payment to settle all claims and disputes in the litigation. This payment was recorded as a $1.3 million reduction of operating expenses and $0.7 million reduction of existing receivables. We made the decision to consolidate office space resulting in a charge to earnings of $1.5 million in 2004 and an additional expense of $75,000 in fiscal year 2005.

Non-cash equity related charges were $0.6 million in fiscal year 2005 compared to $1.0 million for fiscal year 2004. The charges primarily relate to the award of restricted stock issued to select executives and key employees, which are being amortized on a grading vesting schedule over periods of two to four years from the date of grant. The decrease in equity related charges is the result of reversals of previously recognized compensation expense related to forfeitures of restricted stock.

Intangible asset amortization was $0.3 million in fiscal year 2005, compared to $1.0 million in fiscal year 2004. The decrease in intangible asset amortization was due to certain intangible assets becoming fully amortized during fiscal year 2004 and early fiscal year 2005.

                            OTHER INCOME AND EXPENSES

Interest income was $1.6 million and $0.7 million for fiscal years 2005 and 2004, respectively, and represented interest earned on invested balances. Interest income increased during fiscal year 2005 due primarily to increases in interest rates from 2004 to 2005. We primarily invest in money market funds and investment-grade auction rate securities as part of our overall investment policy.

                                  INCOME TAXES

For fiscal years 2005 and 2004 we have fully reserved our deferred income tax benefits generated by our pre-tax losses from continuing operations of $2.4 million and $6.4 million, respectively. The fiscal years 2005 and 2004 income tax provisions of $36,000 and $49,000, respectively, relate to state income taxes. In fiscal years 2005 and 2004, we recorded valuation allowances in the amount of $0.9 million and $2.6 million, respectively, against deferred income tax assets. The valuation allowance was calculated utilizing the guidance of SFAS No. 109 "Accounting for Income Taxes" which requires an estimation of the recoverability of the recorded deferred income tax asset balances.


FISCAL 2004 COMPARED TO FISCAL 2003

                                    REVENUES

Revenues increased 2.0% to $23.7 million for fiscal year 2004 from $23.2 million for fiscal year 2003. Included in revenues for fiscal year 2003 was $0.7 million related to a customer take or pay contract, representing the shortfall in consulting services utilized by a customer in connection with annual minimum usage requirements. The increase in revenue in 2004 is attributable to an increase in engagements in the wireless segment of the telecom industry, along with a slight increase in the average size of projects. During fiscal year 2004, we provided services on 197 customer projects, compared to 196 projects performed in fiscal year 2003. Average revenue per project was $120,000 in fiscal year 2004 compared to $119,000 in fiscal year 2003. International revenue base increased to 22.3% of our revenues for fiscal year 2004, from 10.0% for fiscal year 2003, due primarily to a significant increase in project activity with select large global wireline and wireless carriers located in Western Europe and Australia. Revenues recognized in connection with fixed price engagements totaled $9.6 million and $6.4 million in fiscal year 2004 and 2003, respectively, representing 40.5% and 27.4% of total revenue in fiscal year 2004 and 2003, respectively.

Effective March 4, 2004, management and the Board of Directors elected to discontinue our hardware business (previously reported as the separate business segment "All Other"). Operating results of the hardware business for fiscal years 2004 and 2003 have been included as a component of discontinued operations in the Consolidated Statements of Operations and Comprehensive Loss contained herein.

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

In fiscal year 2004 we entered into a mediated settlement agreement to settle pending litigation with a customer regarding the take or pay contract discussed in "Revenues" above. As part of the settlement, we received a $2 million payment to settle all claims and disputes in the litigation. This payment was recorded as a $1.3 million reduction of operating expenses and $0.7 million reduction of existing receivables. Also during fiscal year 2004, we made the decision to consolidate office space resulting in a charge to earnings of $1.5 million.

Non-cash equity related charges were $1.0 million in fiscal year 2004 compared to $0.1 million for fiscal year 2003. The fiscal year 2004 charges relate to the award of restricted stock issued to select executives and key employees during the fourth quarter of fiscal year 2003, which are being amortized on a graded vesting schedule over a period of two years from the date of grant.

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


SUMMARY OF QUARTERLY RESULTS OF OPERATIONS -- UNAUDITED


                                                             (In thousands, except per share data)


                                                                          QUARTER ENDED
                                                      ----------------------------------------------------
                                                      APRIL 2,       JULY 2,     OCTOBER 1,    DECEMBER 31,
                                                        2005          2005          2005           2005
                                                      --------      --------      --------       --------
Revenues .......................................      $  7,067      $  9,017      $  8,057       $  6,237
                                                      ========      ========      ========       ========
Gross profit ...................................      $  3,638      $  4,464      $  4,199       $  3,143
                                                      ========      ========      ========       ========

Net income (loss)...............................      $   (608)     $     30      $     24       $ (1,866)
                                                      ========      ========      ========       ========

Basic and diluted net
  income (loss) per common share ...............      $  (0.02)     $   0.00      $   0.00       $  (0.05)
                                                      ========      ========      ========       ========


                                                                          QUARTER ENDED
                                                      ----------------------------------------------------
                                                      APRIL 3,       JULY 3,     OCTOBER 2,     JANUARY 1,
                                                        2004          2004          2004           2005
                                                      --------      --------      --------       --------
Revenues .......................................      $  5,779      $  5,184      $  6,546       $  6,195
                                                      ========      ========      ========       ========
Gross profit ...................................      $  2,812      $  2,393      $  3,054       $  2,921
                                                      ========      ========      ========       ========
Net loss from discontinued operation............      $ (2,276)
                                                      ========      ========      ========       ========

Net loss........................................      $ (4,251)     $ (2,117)     $ (1,119)      $ (1,208)
                                                      ========      ========      ========       ========

Basic and diluted net loss from discontinued
 operation per common share ....................      $  (0.07)
                                                      ========      ========      ========       ========


Basic and diluted net loss per common share ....      $  (0.13)     $  (0.06)     $  (0.03)      $  (0.03)
                                                      ========      ========      ========       ========


LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $0.8 million, $0.7 million and $0.9 million for fiscal years 2005, 2004, and 2003, respectively. We used cash in operating activities for fiscal years 2005, 2004 and 2003 primarily due to operating losses. These losses were substantially offset by effective management of working capital and operating assets and liabilities and a favorable legal settlement during fiscal year 2004.

Net cash provided by (used in) investing activities was $0.6 million, $2.6 million and ($2.0 million) for fiscal year 2005, 2004, and 2003, respectively. This includes net proceeds (net purchases) from sales and reinvestments of auction rate securities of $2.6 million, $2.8 million and ($1.9 million) in fiscal years 2005, 2004, and 2003, respectively. In fiscal year 2005 net cash provided by investing activities was reduced by a $1.5 million investment in a five-year exclusive marketing license with S3 Matching Technologies. Net cash provided by (used in) investing activities also includes acquisitions of office equipment, software and computer equipment of $0.5 million, $0.2 million and $0.1 million in fiscal years 2005, 2004, and 2003, respectively.

Net cash provided by financing activities was $482,000, $22,000, and $94,000 for fiscal years 2005, 2004, and 2003, respectively, which related to proceeds from the exercise of employee stock options as well as common stock issued by us as part of our employee stock purchase program, partially offset by payments made on long-term obligations.

FINANCIAL COMMITMENTS

As of December 31, 2005, we have the following contractual obligations and commercial commitments by year (amounts in millions):



                           2006    2007     2008     2009     2010       2011      Total
                           ----    ----     ----     ----     ----     -------     -----
Operating leases           $1.9    $1.9     $1.9     $1.8     $1.6       $0.1      $9.2
                           ----    ----     ----     ----     ----       ----      -----
Total                      $1.9    $1.9     $1.9     $1.8     $1.6       $0.1      $9.2
                           ====    ====     ====     ====     ====       ====      =====



We have met our cash requirements with a combination of operating revenues and the use of our cash reserves.

At December 31, 2005, we had approximately $49.7 million in cash, cash equivalents, and short-term investments. We believe we have sufficient cash and short-term investments to meet anticipated cash requirements, including anticipated capital expenditures, consideration for possible acquisitions, and any future operating losses that may be incurred, for at least the next 12 months. Should our cash and short-term investments prove insufficient we might need to obtain new debt or equity financing to support our operations or complete acquisitions. We have established a flexible model that provides a lower fixed cost structure than most consulting firms, enabling us to scale operating cost structures more quickly based on market conditions. Our strong cash position and absence of long-term debt have enabled us to weather adverse conditions in the telecommunications industry and to make investments in intellectual property we believe are enabling us to capitalize on the current recovery and transformation of the industry; however, if the industry and demand for our consulting services do not continue to rebound and we continue to experience negative cash flow, we could experience liquidity challenges at some future point.

TRANSACTIONS WITH RELATED PARTIES

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

As of December 31, 2005, there is one remaining line of credit between the Company and its Chief Financial Officer, Richard P. Nespola, which originated in fiscal year 2001. Aggregate borrowings outstanding against the line of credit at December 31, 2005 and January 1, 2005 totaled $300,000 and are due in 2011. These amounts are included in other assets in the non-current assets section of the balance sheet. In accordance with the loan provisions, the interest rate charged on the loans is equal to the Applicable Federal Rate (AFR), as announced by the Internal Revenue Service, for short-term obligations (with annual compounding) in effect for the month in which the advance is made, until fully paid. Pursuant to the Sarbanes-Oxley Act, no further loan agreements or draws against the line may be made by the Company to, or arranged by the Company for its executive officers. Interest payments on this loan are current as of December 31, 2005.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS OF

The Management Network Group, Inc.
Overland Park, Kansas

We have audited the accompanying consolidated balance sheets of The Management Network Group, Inc. and subsidiaries (the "Company") as of December 31, 2005 and January 1, 2005 and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the fiscal years ended December 31, 2005, January 1, 2005 and January 3, 2004 (52, 52, and 53 weeks, respectively). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and January 1, 2005, and the results of its operations and its cash flows for the fiscal years ended December 31, 2005, January 1, 2005 and January 3, 2004 in conformity with accounting principles generally accepted in the United States of America.





                           /S/ DELOITTE & TOUCHE LLP

                              KANSAS CITY, MISSOURI


                                 March 29, 2006

                       THE MANAGEMENT NETWORK GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS





                                                                            December 31,      January 1,
                                                                                2005             2005
                                                                            ------------     ------------
CURRENT ASSETS:
 Cash and cash equivalents ..........................................        $  10,951        $  10,882
 Short-term investments .............................................           38,700           41,300
 Receivables:
    Accounts receivable .............................................            3,886            4,663
    Accounts receivable -- unbilled .................................            2,559            1,911
                                                                             ---------        ---------
                                                                                 6,445            6,574
    Less: Allowance for doubtful accounts ...........................             (296)            (396)
                                                                             ---------        ---------
                                                                                 6,149            6,178
Refundable income taxes .............................................              117              769
Prepaid and other assets ............................................            1,262            1,176
                                                                             ---------        ---------
         Total current assets .......................................           57,179           60,305
                                                                             ---------        ---------
Property and equipment, net .........................................              900              896
Goodwill.............................................................           13,365           13,365
Intangible assets, net...............................................            1,651              487
Other assets ........................................................              454              300
                                                                              --------         --------
Total Assets ........................................................        $  73,549        $  75,353
                                                                             =========        =========
CURRENT LIABILITIES:
 Trade accounts payable .............................................        $   1,025        $     845
 Accrued payroll, bonuses and related expenses ......................            1,136            1,040
 Other accrued liabilities ..........................................            1,893            2,574
 Unfavorable and capital lease obligations ..........................              628              725
                                                                             ---------        ---------
         Total current liabilities ..................................            4,682            5,184
                                                                             ---------        ---------
Unfavorable and capital lease obligations ...........................            2,819            3,422
STOCKHOLDERS' EQUITY:
 Common stock:
    Voting -- $.001 par value, 100,000,000 shares authorized;
    35,705,520 and 34,750,562 shares issued and outstanding on
    January 1, 2005, and December 31, 2005, respectively ............               36               35
 Preferred stock -- $.001 par value, 10,000,000 shares
    authorized; no shares issued or outstanding
 Additional paid-in capital .........................................          159,586          157,857
 Accumulated deficit.................................................          (93,305)         (90,885)
 Accumulated other comprehensive income --
  Foreign currency translation adjustment ...........................              147              352
 Unearned compensation ..............................................             (416)            (612)
                                                                             ---------        ---------
         Total stockholders' equity .................................           66,048           66,747
                                                                             ---------        ---------
Total Liabilities and Stockholders' Equity ..........................        $  73,549        $  75,353
                                                                             =========        =========


See notes to consolidated financial statements.

                       THE MANAGEMENT NETWORK GROUP, INC.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                         FISCAL YEAR ENDED
                                                             ------------------------------------------
                                                             December 31    January 1,      January 3,
                                                                2005           2005            2004
                                                             -----------   -----------     -----------
Revenues.................................................      $ 30,378       $ 23,704       $ 23,245
Cost of services:
 Direct cost of services (exclusive of amortization
  shown below)...........................................        14,834         12,319         11,927
 Equity related charges (benefits).......................           100            205            (57)
                                                               --------       --------       --------
         Total cost of services (exclusive of
          amortization shown below) .....................        14,934         12,524         11,870
                                                               --------       --------       --------
                                                                 15,444         11,180         11,375
Operating expenses:
 Selling, general and administrative.....................        18,462         16,037         19,359
 Legal settlement .......................................            95         (1,294)
 Real estate restructuring ..............................            75          1,545
 Goodwill and intangible asset impairment ...............                                      19,484
 Intangible asset amortization ..................                   336            992          2,343
 Equity related charges .................................           618            958            142
                                                               --------       --------       --------
         Total operating expenses .......................        19,586         18,238         41,328
                                                               --------       --------       --------
                                                                 (4,142)        (7,058)       (29,953)
Other income (expense):
 Interest income ........................................         1,632            718            624
 Other, net .............................................           126            (30)           (51)
                                                               --------       --------       --------
         Total other income .............................         1,758            688            573
                                                               --------       --------       --------
Loss from continuing operations before income tax
 provision  .............................................        (2,384)        (6,370)       (29,380)
Income tax provision ....................................           (36)           (49)       (12,978)
                                                               --------       --------       --------
Loss from continuing operations .........................        (2,420)        (6,419)       (42,358)

Discontinued operations:
 Net income (loss) from discontinued operations
  (including a charge for impairment of goodwill of
  $2,163 in fiscal year 2004 and income tax provision
  of $53 for fiscal 2003)................................                       (2,276)            34
                                                               --------       --------       --------
Net loss ................................................        (2,420)        (8,695)       (42,324)

Other comprehensive income (loss) -
 Foreign currency translation adjustment.................          (205)           176             63
                                                               --------       --------       --------
Comprehensive loss ......................................      $ (2,625)      $ (8,519)      $(42,261)
                                                               ========       ========       ========
Loss from continuing operations per common share
 Basic and diluted ......................................      $  (0.07)      $  (0.18)      $  (1.26)
                                                               ========       ========       ========
Net income (loss) from discontinued operations per
 common share
 Basic and diluted ......................................                     $  (0.07)
                                                               ========       ========       ========
Net loss per common share
 Basic and diluted.......................................      $  (0.07)      $  (0.25)      $  (1.26)
                                                               ========       ========       ========
 Shares used in calculation of loss from continuing
 operations, net income (loss) from discontinued
 operations, and net loss per common share
 Basic and diluted ......................................        35,175         34,619         33,545
                                                               ========       ========       ========


See notes to consolidated financial statements.

                       THE MANAGEMENT NETWORK GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                               FISCAL YEAR ENDED
                                                                  -----------------------------------------
                                                                  December 31,     January 1,    January 3,
                                                                      2005           2005           2004
                                                                  ------------  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .................................................      $  (2,420)      $ (8,695)     $ (42,324)
  Adjust for
     (Income) loss from discontinued operations (includes
       non-cash goodwill impairment charge of $2,163 in
       fiscal year 2004)                                                             2,276            (34)
                                                                   --------       --------       --------
  Loss from continuing operations                                    (2,420)        (6,419)       (42,358)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Goodwill and intangible asset impairment ...............                                       19,484
    Real estate restructuring charge .......................                         1,545
    Depreciation and amortization ..........................            822          1,672          3,197
    Equity related charges .................................            718          1,163             85
    Deferred income taxes ..................................                                       14,066
    Bad debt expense ......................................             (59)           399            575
    Loss on retirement of assets ...........................                            39
    Income tax benefit realized upon exercise/
     forfeiture of stock options ...........................                                           45
    Other changes in operating assets and liabilities:
      Accounts receivable ..................................            736             61           (173)
      Accounts receivable -- unbilled ......................           (648)           229          2,092
      Refundable income taxes ..............................            652          1,437          2,720
      Prepaid and other assets .............................           (239)          (364)         1,113
      Trade accounts payable ...............................            180            211           (535)
      Accrued liabilities ..................................           (559)          (563)        (1,286)
                                                                   --------       --------       --------
         Net cash used in operating activities from
         continuing operations .............................           (817)          (590)          (975)
                                                                   --------       --------       --------
         Net cash used in operating activities                         (817)          (703)          (941)
                                                                   --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments.......................         (9,300)        (6,850)        (9,150)
  Proceeds from maturities/sales of short-term investments .         11,900          9,600          7,300
  Investment in S3 license .................................         (1,500)
  Acquisition of property and equipment, net................           (491)          (188)          (127)
                                                                   --------       --------       --------
         Net cash provided by (used in) investing activities            609          2,562         (1,977)
                                                                   --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock through employee
    stock purchase plan ....................................            158            131             70
  Payments made on lease obligations .......................           (726)          (710)          (392)
  Exercise of stock options.................................          1,050            601            416
                                                                   --------       --------       --------
         Net cash provided by financing activities                      482             22             94
                                                                   --------       --------       --------
Effect of exchange rate on cash and cash equivalents .......           (205)           176             63
                                                                   --------       --------       --------
Net increase (decrease) in cash and cash equivalents .......             69          2,057         (2,761)
Cash and cash equivalents, beginning of period .............         10,882          8,825         11,586
                                                                   --------       --------       --------
Cash and cash equivalents, end of period ...................       $ 10,951       $ 10,882       $  8,825
                                                                   ========       ========       ========
Supplemental disclosure of cash flow information:
  Cash paid during period for interest .....................       $      3       $     30       $     51
                                                                   ========       ========       ========
  Cash paid during period for taxes ........................       $     36       $     49       $    493
                                                                   ========       ========       ========


See notes to consolidated financial statements.

                       THE MANAGEMENT NETWORK GROUP, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)



                                                                 COMMON STOCK
                                                                  $.001 PAR
                                                                    VOTING            ADDITIONAL
                                                             ---------------------     PAID-IN    ACCUMULATED
                                                                SHARES      AMOUNT     CAPITAL      DEFICIT
                                                             ------------   ------    ----------   ---------
Balance, December 28, 2002                                     33,347,228      $33      $155,509    $(39,866)
Option grants                                                                                189
Exercise of options                                               245,304                    416
Cancellation of options                                                                     (294)
Stock surrender                                                    (8,702)                   (12)
Employee stock purchase plan                                       67,238                     70
Stock compensation
Restricted stock grant                                            720,000        1         2,069
Other comprehensive income -
    Foreign currency translation adjustment
Reduction of tax benefit due to exercise/forfeiture
 of stock options                                                                           (655)
Net loss                                                                                             (42,324)
                                                             ------------   ------    ----------   ---------
Balance, January 3, 2004                                       34,371,068       34       157,292     (82,190)
Exercise of options                                               338,165        1           601
Employee stock purchase plan                                       98,529                    131
Stock compensation
Restricted stock grant                                             15,000                     30
Restricted stock cancellation                                     (77,000)                  (212)
Stock bonus                                                         4,800                     15
Other comprehensive income -
    Foreign currency translation adjustment
Net loss                                                                                              (8,695)
                                                             ------------   ------    ----------   ---------
Balance, January 1, 2005                                       34,750,562       35       157,857     (90,885)
Exercise of options                                               602,329        1         1,049
Employee stock purchase plan                                      115,629                    158
Stock compensation
Restricted stock grant                                            300,000                    695
Restricted stock cancellation                                     (63,000)                  (173)
Other comprehensive income -
    Foreign currency translation adjustment
Net loss                                                                                              (2,420)
                                                             ------------   ------    ----------   ---------
Balance, December 31, 2005                                     35,705,520   $   36    $  159,586   $ (93,305)
                                                             ============   ======    ==========   =========



                                                                  ACCUMULATED
                                                                     OTHER
                                                                 COMPREHENSIVE         UNEARNED
                                                                     INCOME          COMPENSATION        TOTAL
                                                                 -------------       --------------    ---------
Balance, December 28, 2002                                              $113                 $(63)     $115,726
Option grants                                                                                (189)
Exercise of options                                                                                         416
Cancellation of options                                                                       294
Stock surrender                                                                                             (12)
Employee stock purchase plan                                                                                 70
Stock compensation                                                                             85            85
Restricted stock grant                                                                     (2,070)
Other comprehensive income -
    Foreign currency translation adjustment                               63                                 63
Reduction of tax benefit due to exercise/forfeiture
  of stock options                                                                                         (655)
Net loss                                                                                                (42,324)
                                                                 -------------       --------------     ---------
Balance, January 3, 2004                                                 176               (1,943)       73,369
Exercise of options                                                                                         602
Employee stock purchase plan                                                                                131
Stock compensation                                                                          1,149         1,149
Restricted stock grant                                                                        (30)
Restricted stock cancellation                                                                 212
Stock bonus                                                                                                  15
Other comprehensive income -
    Foreign currency translation adjustment                              176                                176
Net loss                                                                                                 (8,695)
                                                                 -------------       --------------     ---------
Balance, January 1, 2005                                                 352                 (612)       66,747
Exercise of options                                                                                       1,050
Employee stock purchase plan                                                                                158
Stock compensation                                                                            718           718
Restricted stock grant                                                                       (695)
Restricted stock cancellation                                                                 173
Other comprehensive income -
    Foreign currency translation adjustment                             (205)                              (205)
Net loss                                                                                                 (2,420)
                                                                 -------------       --------------     ---------
Balance, December 31, 2005                                       $         147       $         (416)    $  66,048
                                                                 =============       ==============     =========


See notes to consolidated financial statements.

                       THE MANAGEMENT NETWORK GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - The Management Network Group, Inc. ("TMNG" or the "Company") was founded in 1990 as a management consulting firm specializing in providing consulting services to the converging communications industry and the financial services firms that support it. A majority of the Company's revenues are from customers in the United States, however, the Company also provides services to customers in Europe and other foreign countries. TMNG's corporate offices are located in Overland Park, Kansas.

Principles of Consolidation - The consolidated statements include the accounts of TMNG and its wholly-owned subsidiaries, The Management Network Group Europe Ltd. (TMNG-Europe), formed on March 19, 1997, based in the United Kingdom; The Management Network Group Canada Ltd. (TMNG-Canada), formed on May 14, 1998, based in Toronto, Canada; TMNG.com, Inc., formed in June 1999; TMNG Marketing, Inc., acquired on September 5, 2000; TMNG Technologies, Inc., acquired on September 5, 2001; and TMNG Strategy, Inc., acquired on March 6, 2002. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year - The Company reports its operating results on a 52/53-week fiscal year basis. The fiscal year end is determined as the Saturday ending nearest December 31. The fiscal years ended December 31, 2005 and January 1, 2005 reported 52 weeks of operating results and consisted of four equal 13-week quarters. The fiscal year ended January 3, 2004 reported 53 weeks of operating results and consisted of three 13-week quarters and one 14-week quarter. The fiscal years ended December 31, 2005, January 1, 2005 and January 3, 2004 are referred to herein as fiscal year 2005, 2004 and 2003, respectively. TMNG Europe and TMNG Canada maintain year-end dates of December 31.

Revenue Recognition - The Company accounts for revenue and costs in connection with client service engagements under a time and materials contract in the period in which the service is performed. The Company generally records revenue in connection with fixed price contracts under a percentage of completion method. This method of accounting results in the ratable recognition of revenue in proportion to the related costs over the client service engagement. Estimates are prepared to monitor and assess the Company's progress on the engagement from the initial phase of the project to completion, and these estimates are utilized in recognizing revenue in the Company's financial statements. If the current estimates of total contract revenues and contract costs indicate a loss, the Company records a provision for the entire loss on the contract. The Company has no such loss contracts as of the end of fiscal years 2005 and 2004. Revenues and related costs of smaller fixed price contracts are generally recognized upon contract completion under the completed contract method, and generally involve immaterial amounts and are of a short duration.

On a more limited basis, the Company also enters into gain sharing contracts, where the Company's revenue is determined on a success-based revenue model. Revenues generated on such contracts result from financial success recognized by the client utilizing agreed upon contract measures and milestones between the two parties. Due to the contingent nature of these gain-sharing projects, the Company recognizes costs as they are incurred on the project and defers the revenue recognition until the revenue is realizable and earned.

Cash and Cash Equivalents - Cash and cash equivalents include cash on hand and short-term investments with original maturities of three months or less when purchased.

Short-Term Investments - Short-term investments, which consist of investment-grade auction rate securities, are classified as "available for sale" under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the short-term investments are reported at fair value, with any related unrealized gains and losses included as a separate component of stockholders' equity, net of applicable taxes, when applicable. Realized gains and losses and interest and dividends are included in interest income within the Consolidated Statements of Operations and Comprehensive Loss. Auction rate securities generally reset every 28 to 35 days; consequently, interest rate movements do not materially affect the fair value of these investments. At December 31, 2005 and January 1, 2005 there were no unrealized gains or losses on short-term investments.

Fair Value of Financial Instruments - The fair value of current financial instruments approximates the carrying value because of the short maturity of these instruments.

Property and Equipment - Property and equipment are stated at cost less accumulated depreciation and amortization. Maintenance and repairs are charged to expense as incurred. Depreciation is based on the estimated useful lives of the assets and is computed using the straight-line method, and capital leases are amortized on a straight-line basis over the life of the lease. Asset lives range from three to seven years for computers and equipment. Leasehold improvements are capitalized and amortized over the life of the lease or useful life of the asset, whichever is shorter.

Research and Development Costs - Expenditures relating to development of new offerings and services are expensed as incurred. Research and development costs (exclusive of associated sales and marketing related costs) were $1.0 million in fiscal year 2005, no research and development costs were incurred in fiscal years 2004 and 2003.

Goodwill - The Company accounts for goodwill in accordance with the provisions of SFAS No. 142, "Accounting for Goodwill and Intangible Assets." Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations accounted for as purchases. The Company evaluates goodwill for impairment on an annual basis on the last day of the first fiscal month of the fourth quarter and whenever events or circumstances indicate that these assets may be impaired. The Company determines impairment by comparing the net assets of each reporting unit to its respective fair value. In the event a reporting unit's carrying value exceeds its fair value, an indication exists that the reporting unit goodwill may be impaired. In this situation, the Company must determine the implied fair value of goodwill by assigning the reporting unit's fair value to each asset and liability of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is measured by the difference between the goodwill carrying value and the implied fair value.

Intangible Assets - Intangible assets are stated at cost less accumulated amortization, and represent customer relationships and employment agreements acquired in the acquisition of Cambridge Strategic Management Group (CSMG) and Tri-Com Computer Services, Inc. (Tri-Com), and an investment in an exclusive marketing license with S3 Matching Technologies. Amortization is based on estimated useful lives of 3 to 62 months, depending on the nature of the intangible asset, and is recognized on a straight-line basis.

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

Stock-Based Compensation - The Company utilizes an intrinsic value methodology in accounting for stock based compensation for employees and certain non-employee directors in accordance with the provisions of Accounting
Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations, and accounts for stock-based compensation for non-employees utilizing a fair value methodology in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." For an additional discussion of the Company's stock-based compensation see Note 9 "Stock Option Plan and Stock Based Compensation." If compensation cost for the Company's APB No. 25 grants, restricted stock grants, and the employee stock purchase plan had been determined under SFAS No. 123, based upon the fair value at the grant date, consistent with the Black-Scholes pricing methodology, the Company's net loss for fiscal years 2005, 2004 and 2003 would have increased by $1.7 million, $2.8 million and $1.1 million, respectively. For purposes of pro forma disclosures required under the provisions of SFAS No. 123, as amended by SFAS No. 148, the estimated fair value of options and restricted stock are amortized to pro forma expense over the vesting period. The following table contains pro forma information for fiscal years 2005, 2004 and 2003 (in thousands, except per share amounts):


                                                    FISCAL        FISCAL        FISCAL
                                                     YEAR          YEAR          YEAR
                                                     2005          2004          2003
                                                   --------      --------      --------
Net loss, as reported:                             $ (2,420)     $ (8,695)     $(42,324)
  Add: Stock-based employee compensation
   expense included in reported net loss,
   net of related tax effects                           718         1,163            85

  Deduct:  Total stock-based compensation
   expense determined under fair value
   based method for all awards, net of related       (2,415)       (3,988)       (1,213)
   tax effects
                                                   --------      --------      --------
Pro forma net loss                                 $ (4,117)     $(11,520)     $(43,452)
                                                   ========      ========      ========
Loss per share
  Basic and diluted, as reported                   $  (0.07)     $  (0.25)     $  (1.26)
                                                   ========      ========      ========
  Basic and diluted, pro forma                     $  (0.12)     $  (0.33)     $  (1.30)
                                                   ========      ========      ========


Earnings (Loss) Per Share - The Company calculates and presents earnings (loss) per share using a dual presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by adding common stock options and unvested restricted stock in the weighted average number of common shares outstanding for a period, if dilutive. In accordance with the provisions of SFAS No. 128, "Earnings Per Share", the Company has not included the effect of common stock options and unvested restricted stock for fiscal years 2005, 2004 and 2003 as the Company reported a loss from continuing operations for those periods. Had the Company reported income from continuing operations in fiscal years 2005, 2004 and 2003, the treasury stock method of calculating common stock equivalents would have resulted in approximately 426,000, 822,000 and 772,000 additional dilutive shares, respectively.


Recent Accounting Pronouncements - In December 2004, the FASB issued SFAS No. 123R which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements based on the fair value on the grant date of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service for that award, resulting in a decrease in net earnings. The Company will adopt the provisions of this Statement, as amended, using the modified prospective method beginning in fiscal year 2006. Compensation costs will be recognized for awards that are issued beginning in 2006 and for awards that have been granted prior to December 31, 2005 but have yet to reach the end of the requisite service period. The amount of expense to be recognized over the remaining service period as of December 31, 2005 is approximately $3.0 million to $3.5 million. The Company will begin expensing these costs over the shorter of the vesting period or the period from the date of grant to the date the employee becomes eligible for retirement. Based on currently outstanding options, the Company expects to record a total expense of approximately $2.0 million to $2.4 million during fiscal year 2006.


2.   GOODWILL AND OTHER INTANGIBLE ASSETS

During the second quarter of fiscal year 2003, the Company performed an interim goodwill impairment test due to significantly lower than expected operating results of the CSMG reporting unit and the resignation of a key CSMG executive. Based on an analysis of projected future cash flows and utilizing the assistance of an outside valuation firm, the Company determined that the carrying value of goodwill acquired in the CSMG acquisition exceeded the fair market value and recorded an impairment loss related to the Management Consulting Segment of approximately $15.8 million in the second quarter of fiscal year 2003. The Company subsequently performed its annual impairment test in October 2003, and each year thereafter, and concluded there was no additional goodwill impairment as the calculated fair values of its reporting units were higher than their respective carrying values. The goodwill impairment loss related to fiscal year 2003 has been reflected as a component of Loss from Operations in the Statement of Operations and Comprehensive Loss for that year.

In the first quarter of fiscal year 2004 the Company recorded a $2.2 million goodwill impairment loss related to the discontinuation of the hardware segment and has reflected this amount in the Statement of Operations and Comprehensive Loss as a component of discontinued operations.

The changes in the carrying amount of goodwill as of December 31, 2005 and January 1, 2005 are as follows (amounts in thousands):


                                            Management Consulting    All Other
                                                   Segment            Segment       Total
                                            ---------------------    ---------     --------
Balance as of January 3, 2004                     $ 13,365            $  2,163     $ 15,528

2004 impairment loss on
  discontinued operations                                               (2,163)      (2,163)
                                                  --------           ---------     --------
Balance as of January 1, 2005 and
  December 31, 2005                               $ 13,365                         $ 13,365
                                                  ========           =========     ========


Included in intangible assets, net are the following (amounts in thousands):


                             December 31, 2005         January 1, 2005
                            -------------------     ---------------------
                                   Accumulated                Accumulated
                            Cost   Amortization      Cost    Amortization
                            ----   ------------      ----    ------------
Customer relationships     $1,908    $(1,709)        $1,908     $(1,538)
Employment agreements       3,200     (3,200)         3,200      (3,083)
S3 license agreement        1,500        (48)
                          -------    -------        -------     -------
Total                      $6,608    $(4,957)        $5,108     $(4,621)
                          =======    =======        =======     =======

During fiscal year 2003, in accordance with the provisions of SFAS No. 144, the Company determined that the carrying value of customer relationships exceeded its fair market value and recorded an impairment loss related to the Management Consulting Segment and All Other Segment of approximately $3.4 million and $0.3 million, respectively. The impairment losses have been reflected as a component of Loss from Operations in the Statement of Operations and Comprehensive Loss for fiscal year 2003.

During fiscal year 2005, the Company entered into a five-year exclusive marketing license with S3 Matching Technologies Inc. to resell their products and solutions. The $1.5 million cost of this license has been capitalized as an intangible asset and is being amortized over the 62 month life of the agreement on a straight-line basis.

Intangible assets amortization expense for fiscal years 2005, 2004 and 2003 was $0.3 million, $1.0 million and $2.3 million, respectively. Intangible amortization expense is estimated to be approximately $0.5 million in fiscal year 2006 and $0.3 million in fiscal years 2007 through 2010.

3.   DISCONTINUED OPERATIONS

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

Revenue and income (loss) from discontinued operations are as follows (amounts in thousands):

                                         Fiscal        Fiscal
                                          Year          Year
                                          2004          2003
                                        --------      --------
        Revenue                         $     13      $    231

        Goodwill impairment
         and severance charge           $ (2,213)
        Operating income (loss)         $    (63)     $     87
        Income tax provision                          $     53
                                        --------      --------
        Income (loss) from
          discontinued operations       $ (2,276)     $     34
                                        ========      ========

4.   MAJOR CUSTOMERS AND SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

The Company identifies its segments based on the way management organizes the Company to assess performance and make operating decisions regarding the allocation of resources. In accordance with the criteria in SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information," the Company has concluded it has four operating segments: Operations, Strategy, Marketing and International, which are aggregated in one reportable segment, the Management Consulting Services segment. Management Consulting Services includes business strategy and planning, marketing and customer relationship management, billing system support, operating system support, revenue assurance, corporate investment services, and network management. The Company intends to continue to measure and report its activities using our current segment structure. However, as the services provided by the Company evolve, management will continue to evaluate its segment reporting structure.

Major customers in terms of significance to TMNG's revenues (i.e. in excess of 10% of revenues) for fiscal years 2005, 2004 and 2003, and accounts receivable as of December 31, 2005 and January 1, 2005 were as follows (amounts in thousands):


                                        REVENUES                       ACCOUNTS RECEIVABLE
                          ------------------------------------     ---------------------------
                           FISCAL        FISCAL        FISCAL
                            YEAR          YEAR          YEAR       December 31,    January 1,
                            2005          2004          2003          2005            2005
                          --------       ------        ------      ------------   ------------
Customer A .........      $ 6,098                                      $  709
Customer B .........                     $2,894        $3,238                         $  438
Customer C .........      $ 6,469        $3,305        $2,692          $1,149         $  906


Revenues from the Company's ten most significant customers accounted for approximately 71%, 67% and 67% of revenues for fiscal years 2005, 2004 and 2003, respectively.

Substantially all of TMNG's receivables are obligations of companies in the communications, media and entertainment industries. The

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



                                   FISCAL       FISCAL        FISCAL
                                    YEAR         YEAR          YEAR
                                    2005         2004          2003
                                  -------      --------      --------
        Beginning balance         $   396           652           471
        Bad debt expense (benefit)    (59)          399           575
        Account write-offs            (41)         (655)         (394)
                                  -------      --------      --------
        Ending balance            $   296      $    396      $    652
                                  =======      ========      ========

Revenues earned in the United States and internationally based on the location where the services are performed are as follows (amounts in thousands):


                                                                           LOSS FROM CONTINUING OPERATIONS BEFORE
                                             REVENUE                          INCOME TAX (PROVISIONS) BENEFIT
                               ------------------------------------        --------------------------------------
                                  FY            FY            FY              FY            FY            FY
                                 2005          2004          2003            2005          2004          2003
                                --------      --------      --------        --------      --------      --------
    United States ........      $ 29,179      $ 18,427      $ 20,915        $ (2,290)     $ (4,952)     $(26,473)
    International:
      The Netherlands ....            40           891           964              (3)         (239)       (1,203)
      Canada .............                         245            95                           (66)         (119)
      Belize .............                         173           704                           (46)         (879)
      Portugal  ..........                       1,124           451                          (302)         (562)
      Great Britain ......         1,153         2,296                           (90)         (617)
      Australia ..........                         386                                        (104)
      Other ..............             6           162           116              (1)          (44)         (144)
                                --------      --------      --------        --------      --------      --------
            Total ......        $ 30,378      $ 23,704      $ 23,245        $ (2,384)     $ (6,370)     $(29,380)
                                ========      ========      ========        ========      ========      ========


No significant long-lived assets are deployed outside the United States.

5.   PROPERTY AND EQUIPMENT

                                                     December 31,   January 1,
                                                         2005          2005
                                                     ------------  ------------
                                                               (000'S)
Furniture and fixtures.............................     $  660        $  823
Software and computer equipment....................      2,140         2,777
Leasehold improvements.............................        774           479
                                                        ------        ------
                                                         3,574         4,079
Less: Accumulated depreciation and amortization....      2,674         3,183
                                                        ------        ------
                                                        $  900        $  896
                                                        ======        ======

Depreciation   and   amortization   expense  on  property  and   equipment   was
approximately  $486,000,  $680,000 and $854,000 for fiscal years 2005,  2004 and
2003, respectively.

6.   INCOME TAXES

For fiscal years 2005, 2004 and 2003, the income tax provision (benefit), exclusive of the tax associated with the discontinued operations consists of the following (amounts in thousands):



                                          FISCAL         FISCAL         FISCAL
                                           YEAR           YEAR           YEAR
                                           2005           2004           2003
                                         --------       --------       --------
Federal
  Current ............................                                 $   (992)
  Deferred tax benefit ...............   $   (714)       $(1,992)        (8,698)
  Change in valuation allowance.......        714          1,992         20,999
                                         --------       --------       --------
                                                0              0         11,309
State
  Current ............................         36             49
  Deferred tax benefit ...............       (213)          (700)        (1,244)
  Change in valuation allowance ......        213            700          3,000
                                         --------       --------       --------
                                               36             49          1,756
Foreign
  Current ............................                                      (87)
  Deferred tax expense ...............         14             99
  Change in valuation allowance ......        (14)           (99)
                                         --------       --------       --------
                                                0              0            (87)
                                         --------       --------       --------
Total ................................   $     36       $     49       $ 12,978
                                         ========       ========       ========

The Company has fully reserved its deferred tax assets with a valuation allowance as of December 31, 2005 and January 1, 2005, in accordance with the provisions of SFAS No. 109 "Accounting for Income Taxes." Realization of the deferred tax asset is dependent on generating sufficient income in future periods. In evaluating the ability to recover its deferred tax assets, the Company considers all positive and negative evidence including the Company's past operating results, the existence of cumulative losses in the most recent fiscal year and the Company's forecast of future income. In determining future income, the Company is responsible for assumptions utilized including the amount of state, federal and international operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future income and are consistent with the plans and estimates the Company is using to manage the underlying business.

In the fourth quarter of fiscal year 2003, the Company reassessed all significant estimates and judgments made in connection with its SFAS No. 109 analysis. In performing the updated analysis of the realizability of its deferred tax assets, the Company considered continuing market uncertainties and concluded that an increase to the valuation allowance for deferred tax assets was required. Accordingly, based upon the Company's best estimate, the Company recorded a non-cash charge in the fourth quarter of fiscal year 2003 of $18.0 million to increase the valuation allowance and fully reserve for all deferred tax assets.

The following is a reconciliation between the provision for income taxes and the amounts computed based on loss from continuing operations at the statutory federal income tax rate (amounts in thousands):




                                                FISCAL YEAR          FISCAL YEAR            FISCAL YEAR
                                                    2005                 2004                   2003
                                             -----------------     -----------------     -----------------
                                              AMOUNT       %        AMOUNT       %        AMOUNT       %
                                             --------     ----     --------     ----     --------     ----
Computed expected federal income
 tax benefit ..........................      $   (835)   (35.0)    $ (2,229)   (35.0)    $(10,282)   (35.0)
State income tax expense, net of
 federal benefit ......................          (115)    (4.8)        (298)    (4.7)      (1,252)    (4.3)
Goodwill impairment....................                                                       217      0.7
Other .................................            73      3.0          (17)    (0.2)         316      1.1
Valuation allowance ...................           913     38.3        2,593     40.7       23,979     82.0
                                             --------     ----     --------     ----     --------     ----
          Total .......................      $     36      1.5     $     49      0.8     $ 12,978     44.5
                                             ========     ====     ========     ====     ========     ====


Items giving rise to the provision for deferred income taxes (benefit) are as follows (amounts in thousands):



                                                       FISCAL         FISCAL         FISCAL
                                                        YEAR           YEAR           YEAR
                                                        2005           2004           2003
                                                      --------       --------       --------
Goodwill .......................................      $  1,349       $  1,402       $ (4,961)
Bad debt reserve ...............................            22            100            (97)
Stock compensation expense .....................           497           (196)            45
Intangible assets ..............................           113           (156)        (1,831)
Valuation allowance ............................           913          2,593         23,999
Net operating loss carryforward ................        (2,993)        (3,318)        (3,212)
Unfavorable lease liability                                206           (359)           166
Other ..........................................          (107)           (66)             2
                                                      --------       --------       --------
          Total ................................      $      0       $      0       $ 14,111
                                                      ========       ========       ========


The significant components of deferred income tax assets and the related balance sheet classifications, as of December 31, 2005, January 1, 2005 and January 3, 2004 are as follows (amounts in thousands):


                                                 DECEMBER 31,   JANUARY 1,    JANUARY 3,
                                                     2005          2005         2004
                                                 ------------  -----------  -----------
Current deferred tax assets:
  Accounts receivable .......................    $      118           140    $     240
  Accrued expenses ..........................           118           147          296
  Unfavorable lease liability ...............           239           212
  Valuation allowance........................          (475)         (499)        (536)
                                                 ----------     ---------    ---------
          Current deferred tax asset ........    $        0     $       0    $       0
                                                 ==========     =========    =========


Non-current deferred tax assets:
  Goodwill ..................................    $   10,530        11,879    $  13,281
  Stock compensation expense ................         1,838         2,335        2,193
  Unfavorable lease liability........... ....         1,096         1,329        1,017
  Net operating loss carryforward ...........        10,301         7,308        3,944
  Intangible assets..........................         2,584         2,696        2,540
  Reserves ..................................           395           365          415
  Other .....................................           271           173           73
  Valuation allowance .......................       (27,015)      (26,085)     (23,463)
                                                 ----------     ---------    ---------
          Non-current deferred tax asset ....    $        0     $       0    $       0
                                                 ==========     =========    =========


The net operating loss carryforward as of December 31, 2005 is scheduled to expire as follows (amounts in thousands):


                         Amount            Year
                        $ 1,831            2016
                          5,602            2023
                         10,970            2024
                          7,206            2025
                        -------
        Total           $25,609
                        =======

7.   REAL ESTATE RESTRUCTURING

In the fourth quarter of fiscal year 2004, the Company made the decision to consolidate office space. In connection with this decision, a sublease agreement for unutilized space was entered into with a third party for the remainder of the original lease term. Due to current market conditions, the terms of the sublease require payments by the sublessee which are less than the payments the Company must make to the original lessor. In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," the Company recognized a charge of $1.3 million for the present value of the total remaining lease payments less amounts to be received under the sublease. The decision to consolidate space also resulted in charges of $163,000 relating to impairment of fixed assets/leasehold improvements and $122,000 for brokerage commissions in connection with the sublease. The restructuring charge of $1.5 million has been reflected as a component of Loss from Operations in the Statement of Operations and Comprehensive Loss in the year ended January 1, 2005. Additional expenses totaling $75,000 associated with the space consolidation were incurred in the year ended December 31, 2005.

8.   LEASE COMMITMENTS

The Company leases office facilities, computer equipment, office furniture, and an automobile under various operating leases expiring at various dates through May 2011.

Following is a summary of future minimum payments under operating leases that have initial or remaining noncancellable lease terms in excess of one year at December 31, 2005 (amounts in thousands):

                                                     OPERATING
          FISCAL YEAR                                 LEASES
          ---------------------------------------   -----------

          2006                                       $   1,887
          2007                                           1,886
          2008                                           1,891
          2009                                           1,793
          2010                                           1,640
          Thereafter                                       131
                                                     ---------
          Total minimum lease payments                   9,219
          Future minimum rentals to be received
           under noncancellable subleases               (1,444)
                                                     ---------
          Minimum lease payments net of amounts
           to be received under subleases            $   7,775
                                                     =========

Operating lease minimum payments include the off-market portion of lease payments recorded through purchase accounting in connection with the Company's acquisition of CSMG and continuing lease commitments associated with the consolidation of office space. As of December 31, 2005 and January 1, 2005, the unamortized balance of these unfavorable lease liabilities was $3.3 million and $3.9 million, respectively.

At December 31, 2005 and January 1, 2005, future minimum payments under capitalized leases were $4,000 and $16,000, respectively. All existing capital leases expire during fiscal year 2006. Assets recorded under capital leases are included in property and equipment as follows (amounts in thousands):

                                              December 31,    January 1,
                                                  2005           2005
                                              -----------    -----------
     Furniture and fixtures                   $                      156
     Software and computer equipment                  476    $       505
                                              -----------    -----------
                                                      476            661
     Less: Accumulated depreciation                  (472)          (534)
                                              -----------    -----------
                                              $         4    $       127
                                              ===========    ===========


Total rental expense was approximately $946,000, $1,852,000 and $1,911,000 for fiscal years 2005, 2004 and 2003, respectively.

9.   STOCK OPTION PLAN AND STOCK BASED COMPENSATION

The Company's 1998 Equity Incentive Plan (the 1998 Plan) is a shareholder approved plan, which provides for the granting of incentive stock options and nonqualified stock options to employees, and nonqualified stock options and restricted shares to employees, directors and consultants. The Company has 7,642,390 shares of the Company's common stock authorized for issuance as stock options under the 1998 Plan. Incentive stock options are granted at an exercise price of not less than fair value per share of the common stock on the date of grant as determined by the Board of Directors. Vesting and exercise provisions are determined by the Board of Directors. As of December 31, 2005, all options granted under the 1998 Plan were non-qualified stock options. Options granted under the 1998 Plan generally become exercisable over a three to four year period beginning on the date of grant. Options granted under the 1998 Plan have a maximum term of ten years.

A summary of the status of the Company's 1998 Plan as of December 31, 2005, January 1, 2005 and January 3, 2004 and changes during the years ending on those dates is presented below:

EXERCISE PRICE EQUALS FAIR MARKET VALUE AT GRANT DATE:



                                            DECEMBER 31,                     JANUARY 1,                       JANUARY 3,
                                                2005                            2005                             2004
                                   -------------------------------  ----------------------------    ------------------------------
                                                  WEIGHTED AVERAGE              WEIGHTED AVERAGE                  WEIGHTED AVERAGE
                                     SHARES        EXERCISE PRICE     SHARES     EXERCISE PRICE       SHARES       EXERCISE PRICE

Outstanding at beginning of year    3,902,196          $ 5.54       4,233,696          $5.57        3,143,459          $ 8.72
Granted                             1,761,000          $ 2.45         405,500          $2.38        1,967,500          $ 2.07
Exercised                            (540,205)         $ 1.73        (258,831)         $1.57         (116,221)         $ 1.43
Forfeited/cancelled                  (560,711)         $ 6.21        (478,169)         $5.27         (761,042)         $10.17
                                    ---------                       ---------                       ---------
Outstanding at end of year          4,562,280          $ 4.72       3,902,196          $5.54        4,233,696          $ 5.57
                                    =========                       =========                       =========

Options exercisable at year-end     2,322,761          $ 6.97       2,331,710          $7.66        1,661,916          $ 9.15
                                    =========                       =========                       =========
Weighted average fair value of
 options granted during the year                       $ 1.58                          $1.76                           $ 1.60



The following table summarizes information about market value stock options outstanding as of December 31, 2005:


                                                              WEIGHTED AVERAGE
                                              WEIGHTED            REMAINING                               WEIGHTED
    RANGE OF              NUMBER              AVERAGE            CONTRACTUAL             NUMBER            AVERAGE
EXERCISE PRICES         OUTSTANDING        EXERCISE PRICE           LIFE              EXERCISABLE      EXERCISE PRICE
----------------     -----------------     --------------     ----------------      -----------------   --------------
$ 0.00 to $ 2.00           655,268             $ 1.63               7.12                478,426           $ 1.58
$ 2.01 to $ 3.00         2,618,333             $ 2.40               9.05                568,656           $ 2.30
$ 3.01 to $ 4.00           250,279             $ 3.89               5.59                237,279           $ 3.91
$ 4.01 to $ 5.00           375,000             $ 4.82               5.52                375,000           $ 4.82
$ 5.01 to $10.00           204,000             $ 6.75               5.39                204,000           $ 6.75
$10.01 to $20.00           129,500             $15.12               4.62                129,500           $15.12
$20.01 to $35.00           329,900             $24.41               4.23                329,900           $24.41
                         ---------                                                    ---------
   TOTAL                 4,562,280             $ 4.72                                 2,322,761           $ 6.97
                         =========                                                    =========


EXERCISE PRICE LESS THAN FAIR MARKET VALUE AT GRANT DATE:


                                            DECEMBER 31,                        JANUARY 1,                     JANUARY 3,
                                                2005                               2005                           2004
                                    -----------------------------    ------------------------------    --------------------------
                                                 WEIGHTED AVERAGE                  WEIGHTED AVERAGE              WEIGHTED AVERAGE
                                      SHARES      EXERCISE PRICE       SHARES      EXERCISE PRICE      SHARES     EXERCISE PRICE
Outstanding at beginning of year      553,189        $  2.44           629,919        $  2.51          768,336       $  2.38
Granted                                                                                                 50,000       $  2.31
Exercised                             (52,209)       $  1.88           (34,167)       $  1.94          (84,667)      $  1.90
Forfeited/cancelled                   (10,855)       $  1.84           (42,563)       $  3.90         (103,750)      $  2.00
                                     ---------                       ---------                         -------
Outstanding at end of year            490,125        $  2.51           553,189        $  2.44          629,919       $  2.51
                                     =========                       =========                         =======

Options exercisable at year-end       473,458        $  2.52           519,855        $  2.45          579,919       $  2.52
                                     =========                       =========                         =======
Weighted average fair value of
 options granted during the year                                                                                     $  2.69


The following table summarizes information about below market value stock options outstanding at December 31, 2005:


                                         WEIGHTED         REMAINING                              WEIGHTED
    RANGE OF            NUMBER           AVERAGE         CONTRACTUAL            NUMBER            AVERAGE
 EXERCISE PRICES      OUTSTANDING     EXERCISE PRICE         LIFE             EXERCISABLE      EXERCISE PRICE
 ---------------   ----------------   --------------   ----------------    -----------------   --------------
$ 0.00 to $ 2.00          360,125              $1.88             3.42                 360,125            $1.88
$ 2.01 to $ 3.00           50,000              $2.31             7.96                  33,333            $2.31
$ 3.01 to $ 4.00           50,000              $4.00             3.87                  50,000            $4.00
$ 4.01 to $ 5.00
$ 5.01 to $10.00           30,000              $8.00             3.81                  30,000            $8.00
$10.01 to $20.00
$20.01 to $35.00
                         ---------                                                   ---------
   TOTAL                  490,125              $2.51                                  473,458            $2.52
                         =========                                                   =========


The Company has 305,000 shares of the Company's common stock authorized for issuance as restricted shares under the 1998 Plan for key management personnel. The shares are subject to restriction based upon a two year vesting schedule where 30% of the shares vest on the first anniversary of the grant date and the remaining 70% of the shares vest on the second anniversary.

A summary of the status of the restricted shares granted under the 1998 Plan as of December 31, 2005, January 1, 2005 and January 3, 2004 and changes during the years ending on those dates is presented below:

RESTRICTED STOCK:


                                              DECEMBER 31,                     JANUARY 1,                       JANUARY 3,
                                                  2005                           2005                              2004
                                   -------------------------------  ----------------------------    ------------------------------

                                                 SHARES                          SHARES                           SHARES
Outstanding at beginning of year                 658,000                        720,000
Granted                                          300,000                         15,000                           720,000
Forfeited/cancelled                              (63,000)                       (77,000)
                                                --------                       --------                          --------
Outstanding at end of year                       895,000                        658,000                           720,000
                                                ========                       ========                          ========

Weighted average fair value of
 Shares granted during the year                  $  2.32                        $  2.01                            $2.87


The Company has 3,788,127 shares of the Company's common stock authorized for issuance under the 2000 Supplemental Stock Plan (the 2000 Plan). The plan provides the Company's common stock for the granting of nonqualified stock options to employees and is not subject to shareholder approval. Vesting and exercise provisions are determined by the Board of Directors. Options granted under the plan become exercisable over a period of up to four years beginning on the date of grant and have a maximum term of ten years.

A summary of the status of the Company's 2000 Plan as of December 31, 2005, January 1, 2005 and January 3, 2004, and changes during the years ending on those dates is presented below:

EXERCISE PRICE EQUALS FAIR MARKET VALUE AT GRANT DATE:


                                              DECEMBER 31,                    JANUARY 1,                     JANUARY 3,
                                                  2005                           2005                           2004
                                     ----------------------------   ----------------------------   -----------------------------
                                                 WEIGHTED AVERAGE               WEIGHTED AVERAGE                WEIGHTED AVERAGE
                                       SHARES     EXERCISE PRICE      SHARES     EXERCISE PRICE      SHARES      EXERCISE PRICE
Outstanding at beginning of year     1,053,564         $4.71        1,175,160        $4.78          2,212,226         $4.62
Granted                                182,500         $2.45          117,500        $2.54             10,000         $1.77
Exercised                               (9,915)        $2.11          (45,167)       $3.04            (44,416)        $1.85
Forfeited/cancelled                   (269,109)        $3.55         (193,929)       $4.23         (1,002,650)        $4.53
                                     ---------                      ---------                      ----------
Outstanding at end of year             957,040         $4.63        1,053,564        $4.71          1,175,160         $4.78
                                     =========                      =========                      ==========

Options exercisable at year-end        672,225         $5.44          635,630        $5.60            527,545         $5.62
                                     =========                      =========                      ==========
Weighted average fair value of
 options granted during the year                       $1.62                         $2.38                            $1.37


The following table summarizes information about stock options outstanding at December 31, 2005:


                                                               WEIGHTED AVERAGE
                                               WEIGHTED           REMAINING                                  WEIGHTED
    RANGE OF                NUMBER             AVERAGE           CONTRACTUAL               NUMBER             AVERAGE
 EXERCISE PRICES          OUTSTANDING       EXERCISE PRICE          LIFE                 EXERCISABLE      EXERCISE PRICE
----------------       -----------------    --------------     ----------------       -----------------   --------------
$ 0.00 to $ 2.00           71,000              $ 1.88               7.40                    40,166            $ 1.86
$ 2.01 to $ 3.00          204,834              $ 2.45               9.62
$ 3.01 to $ 4.00          456,706              $ 3.72               5.60                   415,893            $ 3.78
$ 4.01 to $ 5.00           11,000              $ 4.96               6.73                     7,666            $ 4.98
$ 5.01 to $10.00          160,000              $ 5.88               5.81                   155,000            $ 5.86
$10.01 to $20.00            3,500              $13.68               4.83                     3,500            $13.68
$20.01 to $35.00           50,000              $21.00               4.68                    50,000            $21.00
                         ---------                                                        ---------
   TOTAL                  957,040              $ 4.63                                      672,225            $ 5.44
                         =========                                                        =========


EXERCISE PRICE LESS THAN FAIR MARKET VALUE AT GRANT DATE:




                                                  JANUARY 1,                     JANUARY 3,
                                                     2005                           2004
                                          --------------------------      --------------------------
                                                    WEIGHTED AVERAGE                WEIGHTED AVERAGE
                                           SHARES     EXERCISE PRICE       SHARES     EXERCISE PRICE
Outstanding at beginning of year            8,125          $5.50           23,537          $5.50
Forfeited/cancelled                        (8,125)         $5.50          (15,412)         $5.50
                                           ------                          ------
Outstanding at end of year                      0                           8,125          $5.50
                                           ======                          ======

Options exercisable at year-end                 0                           8,125          $5.50
                                           ======                          ======


At December 31, 2005, the Company had a total of 6,009,445 outstanding options to acquire shares with a weighted average exercise price of $4.52 and a weighted average remaining contractual life of 7.18 years. Of these options 3,468,444 were exercisable at December 31, 2005 with a weighted average exercise price of $6.08.

The Company follows APB Opinion No. 25 to account for the employee stock purchase plan and for employee and certain non-employee directors' stock options. In connection with stock option grants made in fiscal year 2003, the Company recorded unearned compensation of approximately $58,000, representing the difference between the exercise price and the fair value of the common stock on the dates such stock options were granted. Such amounts are being amortized by charges to operations on a graded vesting method over the corresponding vesting period of each respective option, generally three to four years. All option grants in 2005 and 2004 were issued with the exercise price of the option equal to the market price of the Company's stock as of the grant date.

The Company also follows APB Opinion No. 25 to account for restricted stock grants made to key management personnel. In connection with restricted stock granted during fiscal years 2005, 2004 and 2003 the Company recorded unearned compensation of approximately $695,000, $30,000, and $2,070,000, respectively, representing the fair value of the common stock on the date such restricted stock grants were made. The compensation cost associated with restricted stock is being amortized by charges to operations on a graded vesting schedule over a period of two years from the date of grant for the fiscal year 2003 grants and four years from the date of grant for the fiscal year 2005 grants.

The Company recognizes compensation cost over the vesting periods. These options and restricted shares have resulted in equity related charges to operations of approximately $0.7 million, $1.2 million, and $0.1 million for fiscal years 2005, 2004 and 2003, respectively. These expenses have been allocated among various expense categories.

During fiscal year 2000, the Company initiated an employee stock purchase plan for all eligible employees. Under the plan, shares of the Company's common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first day of the enrollment period or on the last day of each six-month period. Employees may purchase shares through a payroll deduction program having a value not exceeding 15% of their gross compensation during an offering period. During fiscal years 2005, 2004 and 2003, 116,000, 99,000, and 67,000 shares were purchased under the plan, respectively. At December 31, 2005, 739,000 shares were reserved for future issuance. The employee stock purchase plan is classified as a non-compensatory plan under APB No. 25.

The Company follows APB Opinion No. 25 to account for its stock plans. In accordance with SFAS No. 123 the Company also calculates the pro forma impact of applying the fair value provisions of that standard. Those pro forma disclosures have been included in Note 1. The fair value of each option grant was estimated using the following assumptions:


                                   FISCAL YEAR 2005    FISCAL YEAR 2004    FISCAL YEAR 2003
                                   ----------------    -----------------   ----------------
Expected volatility factor.....           83%                 91%                104%
Risk-free interest rate........      3.58% - 4.55%       3.00% - 4.10%       1.04% - 3.44%
Expected life of options.......        5 years              5 years             5 years
Expected life of stock issued
 under employee stock purchase
 plan..........................    0.5 - 2.0 years      0.5 - 2.0 years     0.5 - 2.0 years
Expected dividend rate.........           0%                  0%                  0%


10.  LOANS TO OFFICERS

As of December 31, 2005, there is one outstanding line of credit between the Company and its Chief Executive Officer, Richard P. Nespola, which originated in fiscal year 2001. Aggregate borrowings outstanding against the line of credit at December 31, 2005 and January 1, 2005 totaled $300,000 and are due in 2011. These amounts are included in other assets in the non-current assets section of the balance sheet. In accordance with the loan provisions, the interest rate charged on the loans is equal to the Applicable Federal Rate (AFR), as announced by the Internal Revenue Service, for short-term obligations (with annual compounding) in effect for the month in which the advance is made, until fully paid. Pursuant to the Sarbanes-Oxley Act, no further loan agreements or draws against the line may be made by the Company to, or arranged by the Company for its executive officers. Interest payments on this loan are current as of December 31, 2005.

11.  LETTER OF CREDIT

In March 2002, the Company  entered into a $1.0 million standby letter of credit
(LOC) facility with a financial institution in connection with the CSMG acquisition. The LOC was required as part of the assignment of the leased office space from the seller to the Company. The Company originally collateralized the LOC with a $1.0 million cash deposit with reductions in this amount based on passage of time. As of December 31, 2005 and for the remainder of the term of the LOC, the collateral amount is $273,000. The collateral deposited for this LOC is included in "Cash and Cash Equivalents" on the Company's consolidated condensed balance sheet as of December 31, 2005 and January 1, 2005. The Company would be required to perform under the agreement in the event it was to default on balances due and owing the landlord on the leased office space. An obligation has not been recorded in connection with the LOC on the Company's consolidated condensed balance sheet as of December 31, 2005 and January 1, 2005.

12.  RELATED PARTY TRANSACTIONS

During fiscal year 2004, the Company made payments of $55,000 to a legal firm in which a member of the Board of Directors owns an equity interest. Such payments were made in connection with matters arising in the normal course of business and were within the limitations set forth by NASDAQ rules.

13.  SIGNIFICANT CUSTOMER CONTRACT SETTLEMENT

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

On August 25, 2004 the Company entered into a mediated settlement agreement to settle the pending litigation with the customer. Pursuant to the terms of the settlement agreement, each party was dismissed from any liability for the claims made against it and the customer agreed to make a settlement payment to the Company in the amount of $2 million to settle all claims and disputes arising under the consulting services agreement. The Company has no obligation to render further services to the customer. At October 11, 2004, the Company received the $2 million settlement from the customer and the parties dismissed one another from liability. This payment was recorded in the fourth quarter of fiscal year 2004 as a $1.3 million reduction of operating expenses, in the Consolidated
Statement of Operations and Comprehensive Loss and $0.7 million reduction of existing receivables.

14.  CONTINGENCIES

In June 1998, the bankruptcy trustee of a former client, Communications Network Corporation, sued TMNG for a total of $320,000 in the U.S. Bankruptcy Court in New York seeking recovery of $160,000 alleging an improper payment of consulting fees paid by the former client during the period from July 1, 1996, when an involuntary bankruptcy proceeding was initiated against the former client, through August 6, 1996, when the former client agreed to an order for relief in the bankruptcy proceeding, and $160,000 in consulting fees paid by the former client after August 6, 1996. The bankruptcy trustee also sued TMNG for at least $1.85 million for breach of contract, breach of fiduciary duties and negligence. In March 2006, the Company reached a settlement agreement with the bankruptcy trustee whereby the Company agreed to pay the trustee $255,000 in exchange for being released from all potential liability under the suits discussed above. The Company has recognized a charge of $95,000 in fiscal year 2005 to fully accrue for this liability.

Additionally, as of December 31, 2005 the Company had outstanding demands aggregating approximately $1.0 million by the bankruptcy trustees of several former clients in connection with collected balances near the customers' respective bankruptcy filing dates. Although the Company does not believe it received any preference payments from these former clients and plans to vigorously defend its position, the Company has established reserves of $727,000 as of December 31, 2005 and January 1, 2005, which it believes are adequate in the event of loss or settlement on remaining outstanding claims.

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

The Company establishes reserves for potential tax liabilities when, despite the belief that tax return positions are fully supported, certain positions are likely to be challenged and not be fully sustained. Such tax reserves are analyzed on a quarterly basis and adjusted based upon changes in facts and circumstances, such as the progress of federal and state audits, case law and emerging legislation. The Company's effective tax rate includes the impact of such tax reserves and changes to these reserves as considered appropriate by management. The Company establishes the reserves based upon its assessment of exposure associated with possible future assessments that may result from the examination of federal, state, or international tax returns. These tax reserves were $649,000 at December 31, 2005 and December 31, 2005. Management believes that it has established adequate reserves in the event of loss or settlement of any potential tax liabilities.

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



                                                               (AMOUNTS IN THOUSANDS)
                                                                 2005 QUARTERS ENDED
                                                  --------------------------------------------------------
                                                  April 2,       July 2,      October 1,     December 31,
                                                  -------       --------     ----------       ----------
Revenues ...................................      $  7,067       $  9,017     $    8,057      $    6,237
Cost of Services:
  Direct cost of services (exclusive of
   amortization shown below)........... ....         3,394          4,519          3,846           3,075
  Equity related charges....................            35             34             12              19
                                                  --------       --------       --------        --------
          Total cost of services (exclusive
           of amortization shown below......         3,429          4,553          3,858           3,094
                                                  --------       --------       --------        --------
                                                     3,638          4,464          4,199           3,143
Operating Expenses:
  Selling, general and administrative.......         4,147          4,662          4,484           5,169
  Legal settlement .........................                                                          95
  Real estate restructuring.................            75
  Intangible asset amortization ............           160             43             42              91
  Equity related charges....................           188            200             60             170
                                                  --------       --------       --------        --------
          Total operating expenses..........         4,570          4,905          4,586           5,525
                                                  --------       --------       --------        --------

                                                      (932)          (441)          (387)         (2,382)
Other Income:

  Interest income...........................           324            379            424             505
  Other, net................................            15             95                             16
                                                  --------       --------       --------        --------
          Total other income................           339            474            424             521
                                                  --------       --------       --------        --------
Income (loss) from continuing operations
  before income tax provision ..............          (593)            33             37          (1,861)

Income tax provision .......................           (15)            (3)           (13)             (5)
                                                  --------       --------       --------        --------
Net income (loss) ..........................          (608)            30             24          (1,866)

Other comprehensive item -
  Foreign currency translation adjustment...           (70)          (121)            26             (40)
                                                  --------       --------       --------        --------
Comprehensive income (loss) ................      $   (678)      $    (91)      $     50        $ (1,906)
                                                  ========       ========       ========        ========
Net income (loss) per common share
 Basic and diluted                                $  (0.02)      $   0.00       $   0.00        $  (0.05)
                                                  ========       ========       ========        ========
Shares used in calculation of net income
 (loss) per common share
  Basic ....................................        34,977         35,104         35,156          35,476
                                                  ========       ========       ========        ========
  Diluted  ..................................        34,977         35,461         35,525          35,476
                                                  ========       ========       ========        ========



                                                               (AMOUNTS IN THOUSANDS)
                                                                 2004 QUARTERS ENDED
                                                  --------------------------------------------------------
                                                  April 3,        July 3,     October 2,      January 1,
                                                  -------        --------     ----------      ----------
Revenues ...................................      $  5,779       $  5,184     $    6,546      $    6,195
Cost of Services:
  Direct cost of services (exclusive of
   amortiztion shown below).................         2,913          2,739          3,441           3,226
  Equity related charges....................            54             52             51              48
                                                  --------       --------       --------        --------
          Total cost of services (exclusive
           of amortization shown below).....         2,967          2,791          3,492           3,274
                                                  --------       --------       --------        --------
                                                     2,812          2,393          3,054           2,921
Operating Expenses:
  Selling, general and administrative.......         4,278          4,179          3,860           3,720
  Legal settlement..........................                                                      (1,294)
  Real estate restructuring.................                                                       1,545
  Intangible asset amortization ............           339            218            218             217
  Equity related charges....................           283            232            261             182
                                                  --------       --------       --------        --------
          Total operating expenses..........         4,900          4,629          4,339           4,370
                                                  --------       --------       --------        --------

                                                    (2,088)        (2,236)        (1,285)         (1,449)
Other Income:

  Interest income...........................           136            145            189             248
  Other, net................................            (9)            (6)           (10)             (5)
                                                  --------       --------       --------        --------
          Total other income................           127            139            179             243
                                                  --------       --------       --------        --------
Loss from continuing operations before
  income tax (provision) benefit ...........        (1,961)        (2,097)        (1,106)         (1,206)

Income tax (provision) benefit .............           (14)           (20)           (13)             (2)
                                                  --------       --------       --------        --------
Loss from continuing operations  ...........        (1,975)        (2,117)        (1,119)         (1,208)

Discontinued operations:
 Net income (loss) from discontinued operations
    (including charge for impairment of goodwill
    of $2,163 for the first quarter ended April 3,
    2004)                                           (2,276)
                                                  --------       --------       --------        --------
Net loss ..................................         (4,251)        (2,117)        (1,119)         (1,208)

Other comprehensive item -
  Foreign currency translation adjustment...           (15)            11             (1)            181
                                                  --------       --------       --------        --------
Comprehensive Loss ................               $ (4,266)      $ (2,106)      $ (1,120)       $ (1,027)
                                                  ========       ========       ========        ========
Loss from continuing operations
 per common share
 Basic and Diluted ........................       $  (0.06)      $  (0.06)      $  (0.03)       $  (0.03)
                                                  ========       ========       ========        ========

Loss from discontinued operations
 per common share
 Basic and Diluted.........................       $  (0.07)
                                                  ========       ========       ========        ========
Loss per common share
 Basic and diluted                                $  (0.13)      $  (0.06)      $  (0.03)       $  (0.03)
                                                  ========       ========       ========        ========
Basic and diluted weighted average shares
  outstanding............................           34,503         34,625         34,631          34,716
                                                  ========       ========       ========        ========




See Note 13 "Significant Customer Contract" for discussion of fourth quarter 2004 legal settlement.

See  Note  7  "Real  Estate   Restructuring"   for  discussion  of  real  estate
restructuring charges.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this annual report. Based upon that review and evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation, and accordingly, the Company implemented no corrective measures.

ITEM 9B. OTHER INFORMATION

None
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on or about June 22, 2006 (the "Proxy Statement") contains, under the captions "Election of Directors," "Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" the information required by Item 10 of this Form 10-K, which information is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

The Proxy Statement contains under the captions "Election of Directors" and "Executive Compensation," the information required by Item 11 of this Form 10-K, which information is incorporated herein by this reference.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Proxy Statement contains under the caption "Ratification of Appointment of Independent Registered Public Accounting Firm" the information required by Item 14 of this Form 10-K, which information is incorporated herein by this reference.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Overland Park, State of Kansas, on the 30th day of March 2006.

                       THE MANAGEMENT NETWORK GROUP, INC.


                           BY: /S/ RICHARD P. NESPOLA
                      ------------------------------------
                               RICHARD P. NESPOLA
                             CHAIRMAN OF THE BOARD,
                               PRESIDENT AND CHIEF
                                EXECUTIVE OFFICER

                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Richard P. Nespola as his attorney-in-fact, with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments to said Report.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:


            SIGNATURE                        TITLE                   DATE
            ---------                        -----                   ----
    /s/ RICHARD P. NESPOLA          Chairman of the Board,      March 30, 2006
-------------------------------      President and Chief
        Richard P. Nespola            Executive Officer
                                    (Principal executive
                                            officer)

    /s/ DONALD E. KLUMB          Chief Financial Officer and    March 30, 2006
-------------------------------       Treasurer (Principal
        Donald E. Klumb               financial officer and
                                      principal accounting
                                            officer)

    /s/ MICKY K. WOO                       Director             March 30, 2006
-------------------------------
        Micky K. Woo

    /s/ GRANT G. BEHRMAN                   Director             March 30, 2006
-------------------------------
        Grant G. Behrman

    /s/ WILLIAM M. MATTHES                 Director             March 30, 2006
-------------------------------
        William M. Matthes

   /s/  Robert J. Currey                    Director            March 30, 2006
-------------------------------
        Robert J. Currey

    /s/ ANDREW LIPMAN                      Director             March 30, 2006
-------------------------------
        Andrew Lipman

    /s/ ROY A. WILKENS                     Director             March 30, 2006
-------------------------------
        Roy A. Wilkens

    /s/ FRANK SISKOWSKI                    Director             March 30, 2006
-------------------------------
        Frank Siskowski

                                INDEX TO EXHIBITS

The following is a list of exhibits filed as part of this report.

           EXHIBIT
           NUMBER                DESCRIPTION OF DOCUMENT
           -------               -----------------------

             3.1*   Certificate of Incorporation of the registrant

             3.2*   By-laws of the Registrant

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

            10.21* Sublease between Best Doctors and the registrant dated December 30, 2004

            21.1    List of subsidiaries of TMNG, Inc.

            23.1    Consent of Independent Registered Public Accounting Firm.

            24.1    Power of attorney (see signature page)

            31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act

            31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act


            32.1 Certifications furnished pursuant to Section 906 of the Sarbanes - Oxley Act

* Previously filed