Form 10-Q
period 2006-04-01
MANAGEMENT NETWORK GROUP INC
filed 2006-05-15
CIK 1094814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                        (x) Quarterly report pursuant to
           Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended April 1, 2006

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Accelerated Filer [ ] Large Accelerated Filer [ ] Non- Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of May 12, 2006 TMNG had outstanding 35,854,985 shares of common stock.

                       THE MANAGEMENT NETWORK GROUP, INC.
                                      INDEX



                                                                                   PAGE
                                                                                   ----
PART I. FINANCIAL INFORMATION:
         ITEM 1. Condensed Consolidated Financial Statements (unaudited):

                 Condensed Consolidated Balance Sheets - April 1, 2006
                    and December 31, 2005  .....................................      3

                 Condensed Consolidated Statements of Operations and
                   Comprehensive Loss - Thirteen weeks ended April 1, 2006
                   and April 2, 2005 ...........................................      4

                 Condensed Consolidated Statements of Cash Flows
                   - Thirteen weeks ended April 1, 2006 and April 2, 2005 ......      5

                 Notes to Condensed Consolidated Financial Statements ..........      6

         ITEM 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations ...............     12

         ITEM 3.  Quantitative and Qualitative Disclosures About
                   Market Risk .................................................     15

         ITEM 4.  Controls and Procedures ......................................     16

PART II. OTHER INFORMATION

         ITEM 1.  Legal Proceedings ............................................     16

         ITEM 1A. Risk Factors .................................................     16

         ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds ..     16

         ITEM 3.  Defaults Upon Senior Securities ..............................     16

         ITEM 4.  Submission of Matters to a Vote of Security Holders ..........     16

         ITEM 5.  Other Information ............................................     16

         ITEM 6.  Exhibits .....................................................     16

         Signatures.............................................................     17

         Exhibits ...............................................................    18


                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       THE MANAGEMENT NETWORK GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)
                                   (unaudited)




                                                                         April 1,            December 31,
                                                                           2006                 2005
                                                                        ----------           ----------
CURRENT ASSETS:
  Cash and cash equivalents ................................            $  15,243             $  10,951
  Short-term investments ...................................               33,200                38,700
  Receivables:
    Accounts receivable ....................................                4,276                 3,886
    Accounts receivable - unbilled .........................                2,861                 2,559
                                                                        ---------             ---------
                                                                            7,137                 6,445
    Less: Allowance for doubtful accounts ..................                 (294)                 (296)
                                                                        ---------             ---------
                                                                            6,843                 6,149
   Refundable income taxes .................................                  112                   117
   Prepaid and other assets ................................                1,177                 1,262
                                                                        ---------             ---------
            Total current assets ...........................               56,575                57,179
                                                                        ---------             ---------
Property and equipment, net  ...............................                  948                   900
Goodwill ...................................................               13,365                13,365
Identifiable intangible assets, net ........................                1,536                 1,651
Other assets ...............................................                  452                   454
                                                                        ---------             ---------
Total Assets ...............................................            $  72,876             $  73,549
                                                                        =========             =========
CURRENT LIABILITIES:
  Trade accounts payable ...................................            $     578             $   1,025
  Accrued payroll, bonuses and related expenses ............                1,760                 1,136
  Other accrued liabilities ................................                1,896                 1,893
  Unfavorable and capital lease obligations                                   623                   628
                                                                        ---------             ---------
            Total current liabilities ......................                4,857                 4,682

Unfavorable and capital lease obligations ..................                2,675                 2,819

STOCKHOLDERS' EQUITY
  Common Stock: ............................................                   36                    36
    Voting - $.001 par value, 100,000,000 shares authorized; 35,790,286 and
    35,705,520 issued and outstanding on April 1, 2006 and December 31, 2005, respectively
  Preferred stock -- $.001 par value, 10,000,000 shares
    authorized, no shares issued or outstanding
  Additional paid-in capital ...............................              160,025               159,586
  Accumulated deficit ......................................              (94,868)              (93,305)
  Accumulated other comprehensive income -
   Foreign currency translation adjustment .................                  151                   147
  Unearned compensation ....................................                                       (416)
                                                                        ---------             ---------
           Total stockholders' equity ......................               65,344                66,048
                                                                        ---------             ---------
Total Liabilities and Stockholders' Equity .................            $  72,876             $  73,549
                                                                        =========             =========



See notes to condensed consolidated financial statements.

                       THE MANAGEMENT NETWORK GROUP, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                               COMPREHENSIVE LOSS
                      (In thousands, except per share data)
                                   (unaudited)

                                                  For the Thirteen Weeks Ended
                                                 ------------------------------
                                                 April 1,             April 2,
                                                   2006                 2005
                                                 --------            ---------
Revenues ..................................      $  7,163             $  7,067

Cost of services (including equity related
  charges of $193 and $35 for the
  thirteen weeks ended April 1, 2006
  and April 2, 2005, respectively).........         3,544                3,429
                                                 --------             --------
Gross Profit ..............................         3,619                3,638

Operating Expenses:
  Selling, general and administrative
    (including equity related charges of
    $510 and $188 for the thirteen weeks
    ended April 1, 2006 and April 2, 2005,
    respectively)..........................         5,581                4,335
  Real estate restructuring ...............                                 75
  Intangible asset amortization............           115                  160
                                                 --------             --------
    Total operating expenses ..............         5,696                4,570
                                                 --------             --------
Loss from operations ......................        (2,077)                (932)
Other Income:
  Interest income .........................           535                  324
  Other, net ..............................                                 15
                                                 --------             --------
    Total other income ....................           535                  339
                                                 --------             --------
Loss from continuing operations before
 income tax provision .....................        (1,542)                (593)
Income tax provision ......................           (21)                 (15)
                                                 --------             --------
Net loss ..................................        (1,563)                (608)
                                                 --------             --------
Other comprehensive item -
  Foreign currency translation
    adjustment ............................             4                  (70)
                                                 --------             --------
Comprehensive loss ........................      $ (1,559)            $   (678)
                                                 ========             ========
Loss per common share
  Basic and Diluted                              $  (0.04)            $  (0.02)
                                                 ========             ========
Weighted average shares used in calculation
 of net loss per common share
  Basic and Diluted .....................          35,625               34,977
                                                 ========             ========


See notes to condensed consolidated financial statements.

                       THE MANAGEMENT NETWORK GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                                      For the Thirteen Weeks Ended
                                                                     ------------------------------
                                                                      April 1,             April 2,
                                                                       2006                 2005
                                                                     ----------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..............................................            $ (1,563)            $   (608)
    Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation and amortization ......................                 214                  282
     Equity related charges .............................                 703                  223
     Other changes in operating assets and liabilities:
          Accounts receivable ...........................                (392)               1,066
          Accounts receivable - unbilled ................                (302)              (2,018)
          Refundable income taxes .......................                   5                  590
          Prepaid and other assets ......................                  87                   67
          Trade accounts payable ........................                (447)                (291)
          Accrued liabilities ...........................                 625                   59
                                                                     --------             --------
             Net cash used in operating activities ......              (1,070)                (630)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments ...................                (800)
  Proceeds from maturities and sales of short-term
   investments ..........................................               6,300                2,750
  Acquisition of property and equipment .................                (147)                 (86)
                                                                     --------             --------

             Net cash provided by investing activities ..               5,353                2,664
                                                                     --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments made on long-term obligations ................                (147)                (263)
  Proceeds from exercise of stock options ...............                 152                  158
                                                                     --------             --------
             Net cash provided by (used in) financing
               activities ...............................                   5                 (105)
                                                                     --------             --------
Effect of exchange rate on cash and cash
 equivalents ............................................                   4                  (70)
                                                                     --------             --------

Net increase in cash and cash equivalents ...............               4,292                1,859
Cash and cash equivalents, beginning of period ..........              10,951               10,882
                                                                     --------             --------
Cash and cash equivalents, end of period ................            $ 15,243             $ 12,741
                                                                     ========             ========
Supplemental disclosure of cash flow information:

Cash paid during period for interest ....................            $                    $      1
                                                                     ========             ========
Cash paid during period for taxes, net of refunds .......            $     16             $     15
                                                                     ========             ========
Non-cash acquisitions of property and equipment
   included in accrued liabilities ......................            $                    $    169
                                                                     ========             ========



 See notes to condensed consolidated financial statements.

                       THE MANAGEMENT NETWORK GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Basis of Reporting

The accompanying condensed consolidated financial statements of The Management Network Group, Inc. ("TMNG" or the "Company") as of April 1, 2006 and for the thirteen weeks ended April 1, 2006 and April 2, 2005, are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the Company's condensed consolidated financial position, results of operations, and cash flows as of these dates and for the periods presented. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Consequently, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America ("US GAAP") for annual financial statements nor those normally made in the Company's annual report on Form 10-K. Accordingly, reference should be made to the Company's annual report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies. The Condensed Consolidated Balance Sheet as of December 31, 2005 has been derived from the audited Consolidated Balance Sheet at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

Research and Development Costs - Expenditures relating to development of new offerings and services are expensed as incurred. Research and development costs (exclusive of associated sales and marketing related costs) were $180,000 and $115,000 in the thirteen weeks ended April 1, 2006 and April 2, 2005, respectively.

2.   Share-Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment." SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock-based Compensation," and supersedes Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee and non-employee services in exchange for share-based payment transactions. SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees and non-employees.

On January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective transition method. Accordingly, prior period amounts have not been restated; however, the balance presented as unearned compensation on nonvested shares (restricted stock) within stockholders' equity has been reclassified to additional paid-in capital as of January 1, 2006. Additionally, amounts previously classified as "equity related charges" on the condensed consolidated statements of operations and comprehensive loss have been reclassified to cost of services or selling, general and administrative expense, as appropriate. SFAS No. 123R requires the netting of estimated forfeitures against compensation expense. The adoption of that policy was immaterial, therefore no cumulative effect change in accounting has been reported. Compensation expense is based on the calculated fair value of the awards and is expensed over the service period (generally the vesting period). Prior to the adoption of SFAS No. 123R, the Company utilized the intrinsic value methodology in accounting for stock-based compensation for employees and non-employee directors in accordance with the provisions of APB No. 25 and related Interpretations.

Under the modified prospective transition method, compensation cost associated with stock options and nonvested shares for the thirteen weeks ended April 1, 2006 includes: (a) compensation cost for awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and (b) compensation cost for awards granted subsequent to January 1, 2006, based on the grant date fair value under SFAS No. 123R.

Prior to Adoption of SFAS No. 123R

During the thirteen weeks ended April 2, 2005, the Company recognized compensation expense of $223,000 related to the nonvested share grants made to key management personnel in prior periods. In addition, during the thirteen weeks ended April 2, 2005, the Company granted options to purchase 205,000 shares of the Company's common stock to employees at a weighted average exercise price of $2.36 per share. At the date of the grants, the exercise price of the option awards equaled the market price of the Company's common stock.

The following table summarizes the pro forma effect of stock-based compensation on net loss and net loss per share for the thirteen weeks ended April 2, 2005:

                                                               THIRTEEN
                                                              WEEKS ENDED
                                                             APRIL 2, 2005
                                                             -------------
           Net loss, as reported:                             $      (608)
             Add:  stock-based employee compensation
              expense included in reported net loss                   223

             Deduct: Total stock-based compensation
              expense determined under fair value based
              method for all awards                                  (606)
                                                              -----------
           Pro forma net loss                                 $      (991)
                                                              ===========
           Loss per share
             Basic and diluted, as reported                   $     (0.02)
                                                              ===========
             Basic and diluted, pro forma                     $     (0.03)
                                                              ===========



Subsequent to Adoption of SFAS No. 123R

The Company estimates the fair value of our stock options and stock issued under the Employee Stock Purchase Plan using the Black-Scholes-Merton option pricing model. Groups of employees or non-employee directors that have similar historical and expected exercise behavior are considered separately for valuation purposes. The table below shows the weighted average of the assumptions used in estimating the fair value of stock options granted during the thirteen weeks ended April 1, 2006 and April 2, 2005:

                                       THIRTEEN           THIRTEEN
                                      WEEKS ENDED        WEEKS ENDED
                                     APRIL 1, 2006      APRIL 2, 2005
                                    ----------------  -----------------
 Risk-free interest rate........     4.46% - 4.83%      3.58% - 3.99%
 Expected life..................        6 years            5 years
 Expected volatility factor.....          83%                90%
 Expected dividend rate.........           0%                 0%

The risk-free interest rate is based on the U.S. Treasury yield at the time of grant for a term equal to the expected life of the stock option; prior to the adoption of SFAS No. 123R, the expected life is based on historical and expected exercise behavior; subsequent to the adoption of SFAS No. 123R, the expected life was determined using the simplified method of estimating the life as allowed under Staff Accounting Bulletin No. 107, "Share-Based Payment"; and the expected volatility is based on the historical volatility of our stock price for a period of time equal to the expected life of the stock option.

Nearly all of the Company's stock based compensation arrangements utilize graded vesting schedules where a portion of the grant vests annually over a period of two to four years. The Company has a policy of recognizing compensation expense for awards with graded vesting over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. This policy has the effect of accelerating the recognition of expense when compared to a straight-line amortization methodology.

As of April 1, 2006, the Company has three share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans under SFAS No. 123R was $703,000 for the thirteen weeks ended April 1, 2006. As of April 1, 2006, unrecognized compensation cost, net of estimated forfeitures, related to the unvested portion of all share-based compensation arrangements was approximately $3.7 million and is expected to be recognized over a weighted-average period of approximately 1.2 years. The Company has historically issued and expects to continue to issue new shares to satisfy stock option exercises, vesting of nonvested shares or purchases of shares under the Employee Stock Purchase Plan.

1998 EQUITY INCENTIVE PLAN

Stock Options

The Company's 1998 Equity Incentive Plan (the 1998 Plan) is a shareholder approved plan, which provides for the granting of incentive stock options and nonqualified stock options to employees, and nonqualified stock options and nonvested shares to employees, directors and consultants. As of April 1, 2006, the Company has 3,530,362 shares of the Company's common stock available to grant as stock options under the 1998 Plan. Incentive stock options are granted at an exercise price of not less than market value per share of the common stock on the date of grant as determined by the Board of Directors. Vesting and exercise provisions are determined by the Board of Directors. As of April 1, 2006, all options granted under the 1998 Plan were non-qualified stock options. Options granted under the 1998 Plan generally become exercisable over a three to four year period beginning on the date of grant. Options granted under the 1998 Plan have a maximum term of ten years.

A summary of the option activity of the Company's 1998 Plan as of April 1, 2006 and changes during the thirteen weeks then ended is presented below:


                                                                                    WEIGHTED AVERAGE
                                                               WEIGHTED AVERAGE        REMAINING             AGGREGATE
                                                    SHARES      EXERCISE PRICE      CONTRACTUAL TERM      INTRINSIC VALUE
                                                 ------------  ----------------     -----------------     -----------------
     Outstanding at December 31, 2005              5,052,405          $ 4.50
     Granted                                         652,000          $ 2.46
     Exercised                                       (84,766)         $ 1.78
     Forfeited/cancelled                             (92,377)         $ 6.11
                                                   ---------
     Outstanding at April 1, 2006                  5,527,262          $ 4.28            7.4 years              $469,000
                                                   =========

     Options exercisable at April 1, 2006          2,730,077          $ 6.19            5.5 years              $388,000
                                                   =========
     Weighted average fair value of
      options granted during the period                               $ 1.83


The total intrinsic value of options exercised during the thirteen weeks ended April 1, 2006 was $68,000. As of April 1, 2006, unrecognized compensation cost, net of estimated forfeitures, related to the unvested portion of stock options issued under the 1998 Plan was approximately $2.8 million and is expected to be recognized over a weighted-average period of approximately 1.2 years.

Nonvested Shares

As of April 1, 2006, the Company has 1,055,000 shares of the Company's common stock available for grant as nonvested shares under the 1998 Plan for key management personnel. The shares are subject to restriction based upon a two to four year vesting schedule. The fair value of nonvested share awards is determined based on the closing trading price of our common stock on the grant date.


A summary of the status of nonvested shares granted under the 1998 Plan as of April 1, 2006 and changes during the thirteen weeks then ended is presented below:

                                                              WEIGHTED AVERAGE
                                                                 GRANT DATE
                                                  SHARES         FAIR VALUE
                                                 --------     ----------------
 Outstanding at December 31, 2005                 310,500           $2.31
 Vested                                           (43,750)          $2.24
                                                 --------
 Outstanding at April 1, 2006                     266,750           $2.32
                                                 ========

As of April 1, 2006, there was $329,000 of total unrecognized compensation cost related to nonvested shares granted under the 1998 Plan. The cost is expected to be recognized over a weighted average period of 1.9 years. The total fair value of shares vested during the thirteen weeks ended April 1, 2006 was $98,000.

2000 SUPPLEMENTAL STOCK PLAN

As of April 1, 2006, the Company has 2,721,087 shares of the Company's common stock available to grant as stock options under the 2000 Supplemental Stock Plan (the 2000 Plan). The 2000 Plan provides the Company's common stock for the granting of nonqualified stock options to employees and is not subject to shareholder approval. Vesting and exercise provisions are determined by the Board of Directors. Options granted under the plan generally become exercisable over a period of up to four years beginning on the date of grant and have a maximum term of ten years.

A summary of the option activity of the Company's 2000 Plan as of April 1, 2006 and changes during the thirteen weeks then ended is presented below:


                                                                                    WEIGHTED AVERAGE
                                                               WEIGHTED AVERAGE        REMAINING             AGGREGATE
                                                    SHARES      EXERCISE PRICE      CONTRACTUAL TERM      INTRINSIC VALUE
                                                 ------------  ----------------     -----------------     -----------------
     Outstanding at December 31, 2005                957,040         $4.63
     Granted                                         132,500         $2.48
     Forfeited/cancelled                             (22,500)        $3.50
                                                   ---------
     Outstanding at April 1, 2006                  1,067,040         $4.39            6.8 years               $26,000
                                                   =========

     Options exercisable at April 1, 2006            683,891         $5.45            5.5 years               $15,000
                                                   =========
     Weighted average fair value of
      options granted during the period                              $1.82


As of April 1, 2006, unrecognized compensation cost, net of estimated forfeitures, related to the unvested portion of stock options issued under the 2000 Plan was approximately $420,000 and is expected to be recognized over a weighted-average period of approximately 1.2 years.

EMPLOYEE STOCK PURCHASE PLAN

Under the Employee Stock Purchase Plan (ESPP), shares of the Company's common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first day of the enrollment period or on the last day of each six-month period. Employees may purchase shares through a payroll deduction program having a value not exceeding 15% of their gross compensation during an offering period. In the thirteen weeks ended April 1, 2006, we recognized expense under SFAS No. 123R associated with purchases under the ESPP of $67,000.

3.   Earnings (Loss) Per Share

The Company calculates and presents earnings (loss) per share using a dual presentation of basic and diluted earnings (loss) per share. Basic earnings
(loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings
(loss) per share is computed in the same manner except the weighted average number of shares is increased for dilutive securities. In accordance with the provisions of SFAS No. 128 "Earnings Per Share", the Company has not included the effect of stock options in the calculation of diluted loss per share for the thirteen weeks ended April 1, 2006 and April 2, 2005, as the Company reported a loss from continuing operations for these periods and the effect would have been anti-dilutive. Had the Company reported net income for the thirteen weeks ended April 1, 2006 and April 2, 2005 the treasury method of calculating common stock equivalents would have resulted in approximately 374,000 and 475,000 additional diluted shares, respectively.

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

In accordance with the provisions of SFAS No 131, revenues earned in the United States and internationally based on the location where the services are performed are shown in the following table (amounts in thousands):


                                  FOR THE THIRTEEN WEEKS ENDED
--------------------------------------------------------------------
                              APRIL 1, 2006         APRIL 2, 2005
                              -------------         -------------
United States                       $ 6,945               $ 6,608
International:
 The Netherlands                                               39

 United Kingdom                         218
345
 Other
75
                                     -------              -------
 Total                               $7,163               $ 7,067
                                    =======               =======

5.   Other Identifiable Intangible Assets

Included in the Company's consolidated balance sheets as of April 1, 2006 and December 31, 2005, are the following identifiable intangible assets (amounts in thousands):

                              April 1, 2006                 December 31, 2005
                          ------------------------      ------------------------
                                      Accumulated                   Accumulated
                            Cost      Amortization        Cost      Amortization
                          -------     ------------      -------     ------------
Customer relationships    $ 1,908       $(1,751)        $ 1,908       $(1,709)
Employee agreements                                       3,200        (3,200)
S3 license agreement        1,500          (121)          1,500           (48)
                          -------       -------         -------       -------
Total                     $ 3,408       $(1,872)        $ 6,608       $(4,957)
                          =======       =======         =======       =======

Intangible amortization expense for the thirteen weeks ended April 1, 2006 and April 2, 2005 was $115,000 and $160,000, respectively. Intangible amortization expense is estimated to be approximately $346,000 for the remainder of fiscal year 2006, $319,000 in fiscal year 2007 and $290,000 each in fiscal years 2008 through 2010.

6.   Income Taxes

In the thirteen weeks ended April 1, 2006 and April 2, 2005, the Company generated income tax benefits of $624,000 and $233,000, respectively. The Company recorded full valuation allowances against these income tax benefits in accordance with provisions of SFAS No. 109 "Accounting for income tax", which requires an estimation of the recoverability of the recorded income tax asset balances. In addition, the Company reported income tax provision of $21,000 and $15,000 for the thirteen weeks ended April 1, 2006 and April 2, 2005, respectively, related to state tax expense. As of April 1, 2006, the Company has recorded $27.8 million of valuation allowances in connection with its net deferred tax assets.

7.   Real Estate Restructuring

In the fourth quarter of fiscal year 2004, the Company made the decision to consolidate office space. In connection with this decision, a sublease agreement for unutilized space was entered into with a third party for the remainder of the original lease term. In accordance with SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities," the decision to consolidate office space resulted in a charge of $75,000 related to the buyout of an office equipment lease in the thirteen weeks ended April 2, 2005. The restructuring charge has been reflected as a component of Loss from Operations in the Statement of Operations and Comprehensive Loss.

8.   Loans to Officers

As of April 1, 2006, there is one outstanding line of credit between the Company and its Chief Executive Officer, Richard P. Nespola, which originated in fiscal year 2001. Aggregate borrowing outstanding against the line of credit at April 1, 2006 and December 31, 2005 totaled $300,000 and are due in 2011. These amounts are included in other assets in the non-current assets section of the balance sheet. In accordance with the loan provisions, the interest rate charged on the loans is equal to the Applicable Federal Rate (AFR), as announced by the Internal Revenue Service, for short-term obligations (with annual compounding) in effect for the month in which the advance is made, until fully paid. Pursuant to the Sarbanes-Oxley Act, no further loan agreements or draws against the line may be made by the Company to, or arranged by the Company for its executive officers. Interest payments on this loan are current as of April 1, 2006.

9.   Contingencies

In June 1998, the bankruptcy trustee of a former client, Communications Network Corporation, sued TMNG for a total of $320,000 in the U.S. Bankruptcy Court in New York seeking recovery of $160,000 alleging an improper payment of consulting fees paid by the former client during the period from July 1, 1996, when an involuntary bankruptcy proceeding was initiated against the former client, through August 6, 1996, when the former client agreed to an order for relief in the bankruptcy proceeding, and $160,000 in consulting fees paid by the former client after August 6, 1996. The bankruptcy trustee also sued TMNG for at least $1.85 million for breach of contract, breach of fiduciary duties and negligence. In March 2006, the Company reached a settlement agreement with the bankruptcy trustee whereby the Company agreed to pay the trustee $255,000 in exchange for being released from all potential liability under the suits discussed above. This settlement was fully reserved for as of December 31, 2005.

Additionally, as of April 1, 2006 the Company had outstanding demands aggregating approximately $1.0 million by the bankruptcy trustees of several former clients in connection with collected balances near the customers' respective bankruptcy filing dates. Although the Company does not believe it received any preference payments from these former clients and plans to vigorously defend its position, the Company has established reserves of $727,000 as of April 1, 2006 and December 31, 2005, which it believes are adequate in the event of loss or settlement on remaining outstanding claims.

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

The Company establishes reserves for potential tax liabilities when, despite the belief that tax return positions are fully supported, certain positions are likely to be challenged and not be fully sustained. Such tax reserves are analyzed on a quarterly basis and adjusted based upon changes in facts and circumstances, such as the progress of federal and state audits, case law and emerging legislation. The Company's effective tax rate includes the impact of such tax reserves and changes to these reserves as considered appropriate by management. The Company establishes the reserves based upon its assessment of exposure associated with possible future assessments that may result from the examination of federal, state, or international tax returns. These tax reserves were $649,000 at April 1, 2006 and December 31, 2005. Management believes that it has established adequate reserves in the event of loss or settlement of any potential tax liabilities.

10.  Subsequent Event

On April 3, 2006, we entered into an Asset Purchase Agreement with Adventis Limited, a United Kingdom company ("Limited") and Adventis Corporation, a Delaware corporation and the parent of Limited (together with Limited, "Adventis"), pursuant to which we have purchased all of the assets used in the operation of Adventis' international consulting business outside North America. Adventis is a global consulting firm specializing in telecommunications, technology and digital media. The acquired international operations of Adventis consist of 27 consultants located in London and Berlin with revenues from clients in Europe and Asia. The transaction was valued at a purchase price of approximately $1.65 million, with approximately $1.5 million paid in cash at closing, plus the assumption of approximately $125,000 in net working capital deficiency. The acquisition closed on April 3, 2006.

Behrman Capital and its affiliates (collectively "Behrman"), an owner of 35% of TMNG's outstanding common stock, also owns 61% of the outstanding common stock of Adventis Corporation. Gant G. Behrman and William M. Matthes, who serve on the Board of Directors, are the Co-Managing Partners of Behrman. Despite owning a majority of Adventis Corporation's common stock, Behrman did not control Adventis at the time of this transaction. Adventis was under the control of its senior secured creditors as it underwent a sale of the business. In order to execute this purchase as an arms-length transaction, TMNG formed a Special Committee of the Board of Directors to evaluate the acquisition. The Special Committee consisted of the four independent board members not part of TMNG management or affiliated with Behrman. Behrman received none of the proceeds of this transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this quarterly report contains forward-looking statements. Certain risks and uncertainties could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" in our annual report on Form 10-K for the fiscal year ended December 31, 2005. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date of this report. We undertake no obligation to revise, or publicly release the results of any revision to, these forward-looking statements. Readers should carefully review the risk factors described in our annual report and in other documents that we file from time to time with the Securities and Exchange Commission.

The following should be read in connection with Management's Discussion and Analysis of Financial Condition and Results of Operations as presented in our annual report on Form 10-K for the fiscal year ended December 31, 2005.

EXECUTIVE FINANCIAL OVERVIEW

As discussed in our 2005 annual report on Form 10-K for the fiscal year ended December 31, 2005, the communications industry experienced a significant economic recession from 2001 through 2004. We are a consultancy to the industry, and as a result experienced a significant reduction in consulting business primarily due to the recession. We experienced significant revenue declines and/or net losses from 2001 to 2004. During this period we maintained relatively consistent gross margins through innovative pricing and high consultant utilization levels.

Beginning in late 2004 and continuing through first quarter of 2006, we have seen significant changes in the industry resulting from consolidation, technology transformation and the convergence of the telecommunications, media and entertainment sectors. During the thirteen weeks ended April 1, 2006, our revenues increased 1.4% compared with the thirteen weeks ended April 2, 2005 and 15% compared to the thirteen weeks ended December 31, 2005. Gross margins were 50.5% in the first quarter of 2006 compared with 51.5% in the first quarter of 2005. On January 1, 2006, we adopted SFAS No. 123R which reduced gross margins for the quarter by 2.6%, offsetting improvements in gross margin due to a shift in the mix of business to more strategy consulting engagements. We continue to focus our efforts on identifying, adapting to and capitalizing on the change elements present in the converging communications industry, as well as emphasizing wireless and IP initiatives within the communications sector.

Selling, general and administrative costs in the thirteen weeks ended April 1, 2006 and April 2, 2005 were up 28.7% as compared to the same period of 2005. The increase reflects the impact of the adoption of SFAS No. 123R of $443,000 in the thirteen weeks ended April 1, 2006. In addition we incurred increased recruiting and incentive compensation costs associated with growth in our CSMG business unit along with additional salaries, travel and entertainment expenses associated with investment in new clients and intellectual property. Although these costs have impacted our short-term profitability, we believe they will better enable us to capitalize on the industry convergence and migration toward wireless and IP platforms. We are also focusing our marketing efforts on growth markets surrounding large and sustainable clients to maintain a portfolio of business that is high credit quality, thus reducing bad debt risks.

It is important to note that subsequent to April 1, 2006, we finalized an asset purchase agreement with Adventis Limited, a United Kingdom company ("Limited") and Adventis Corporation, a Delaware corporation and the parent of Limited (together with Limited, "Adventis"), pursuant to which we have purchased all of the assets used in the operation of Adventis' international consulting business outside North America. Adventis is a global consulting firm specializing in telecommunications, technology and digital media. The acquired international operations of Adventis consist of 27 consultants located in London and Berlin with revenues from clients in Europe and Asia. The transaction was valued at a purchase price of approximately $1.65 million, with approximately $1.5 million paid in cash at closing, plus the assumption of approximately $125,000 in net working capital deficiency. The acquisition closed on April 3, 2006.

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

Generally, a client relationship begins with a short-term engagement utilizing a few consultants. Our sales strategy focuses on building long-term relationships with both new and existing clients to gain additional engagements within existing accounts and referrals for new clients. Strategic alliances with other companies are also used to sell services. We anticipate that we will continue to pursue these marketing strategies in the future. Because we are a consulting company, we experience fluctuations in revenues derived from clients during the course of a project lifecycle. As a result, the volume of work performed for specific clients varies from period to period and a major client from one period may not use our services or the same volume of services in another period. In addition, clients generally may end their engagements with little or no penalty or notice. If a client engagement ends earlier than expected, we must re-deploy professional service personnel as any resulting unbillable time could harm margins.

Cost of services consists primarily of compensation for consultants who are employees and equity related charges for stock options and nonvested shares (restricted stock) primarily to consultants, as well as fees paid to independent contractor organizations and related expense reimbursements. Employee compensation includes certain unbillable time, training, vacation time, benefits and payroll taxes. Gross margins are primarily impacted by the type of consulting services provided; the size of service contracts and negotiated volume discounts; changes in our pricing policies and those of competitors; utilization rates of consultants and independent subject matter experts; and employee and independent contractor costs, which tend to be higher in a competitive labor market.

Operating expenses include selling, general and administrative, equity related charges, intangible asset amortization, and real estate restructuring charges. Sales and marketing expenses consist primarily of personnel salaries, bonuses, and related costs for direct client sales efforts and marketing staff. We primarily use a relationship sales model in which partners, principals and senior consultants generate revenues. In addition, sales and marketing expenses include costs associated with marketing collateral, product development, trade shows and advertising. General and administrative expenses consist mainly of costs for accounting, recruiting and staffing, information technology, personnel, insurance, rent, and outside professional services incurred in the normal course of business. Included in selling, general and administrative expenses are equity related charges incurred in connection with stock-based compensation awards.

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

We recorded no bad debt expense in the thirteen weeks ended April 1, 2006 and April 2, 2005, as no provision was necessary for our allowance for doubtful accounts to maintain a level appropriate with the anticipated default rate of the underlying accounts receivable balances. Our allowance for doubtful accounts totaled $294,000 and $296,000 as of April 1, 2006 and December 31, 2005, respectively. The calculation of these amounts is based on judgment about the anticipated default rate on receivables owed to us as of the end of the reporting period. That judgment was based on uncollected account experience in prior years and our ongoing evaluation of the credit status of our customers and the communications industry in general.

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

We also may enter into contingent fee contracts, in which revenue is subject to achievement of savings or other agreed upon results, rather than time spent. Due to the nature of contingent fee contracts, we recognize costs as they are incurred on the project and defer revenue recognition until the revenue is realizable and earned as agreed to by our clients. Although these contracts can be very rewarding, the profitability of these contracts is dependent on our ability to deliver results for our clients and control the cost of providing these services. Both of these types of contracts are typically more results-oriented and are subject to greater risk associated with revenue recognition and overall project profitability than traditional time and materials contracts. We did not enter into or deliver on any contingent fee contracts for the thirteen weeks ended April 1, 2006.

Deferred Income Tax Assets - We have generated substantial deferred income tax assets primarily from the accelerated financial statement write-off of goodwill, the charge to compensation expense taken for stock options and net operating loss carryforwards. For us to realize the income tax benefit of these assets, we must generate sufficient taxable income in future periods when such deductions are allowed for income tax purposes. In some cases where deferred taxes were the result of compensation expense recognized on stock options, our ability to realize the income tax benefit of these assets is also dependent on our share price increasing to a point where these options will be exercised. In assessing whether a valuation allowance is needed in connection with our deferred income tax assets, we have evaluated our ability to carry back tax losses to prior years that reported taxable income, and our ability to generate sufficient taxable income in future periods to utilize the benefit of the deferred income tax assets. Such projections of future taxable income require significant subjective judgments and estimates by us. As of April 1, 2006, cumulative valuation allowances in the amount of $27.8 million were recorded in connection with the net deferred income tax assets. We continue to evaluate the recoverability of the recorded deferred income tax asset balances. If we continue to report net operating losses for financial reporting in future years, no additional tax benefit would be recognized for those losses, since we would be required to increase our valuation allowance to offset such amounts.

RESULTS OF OPERATIONS

THIRTEEN  WEEKS  ENDED APRIL 1, 2006  COMPARED TO THIRTEEN  WEEKS ENDED APRIL 2,
2005

On January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective transition method. SFAS No. 123R requires the Company to recognize compensation expense for all share-based awards made to employees and non-employee directors. Compensation expense is based on the calculated fair value of the awards as measured at the grant date using the Black-Scholes-Merton option pricing model and is expensed ratably over the service period of the awards (generally the vesting period). For periods prior to the adoption of SFAS No. 123R, the Company utilized the intrinsic value methodology in accounting for stock-based compensation for employees and non-employee directors in accordance with the provisions of Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees," and related Interpretations.

                                    REVENUES

Revenues increased 1.4% to $7.2 million for the thirteen weeks ended April 1, 2006 from $7.1 million for the thirteen weeks ended April 2, 2005. The increase in revenue is attributable to greater than 100 percent growth in our CSMG business unit, largely offset by the unexpected pullback of a major client project due to the client's business restructuring which negatively impacted revenues by approximately $1 million. During the thirteen weeks ended April 1, 2006, the Company provided services on 83 customer projects, compared to 123 projects performed in the thirteen weeks ended April 2, 2005. Average revenue per project was $86,000 in the thirteen weeks ended April 1, 2006 compared to $57,000 in the thirteen weeks ended April 2, 2005. The increase in average revenue per project was primarily attributable to a shift in the mix of business to larger higher rate strategy-related projects in the thirteen weeks ended April 1, 2006. Our international revenue base decreased to 3.0% of revenues for the thirteen weeks ended April 1, 2006, from 6.5% for the thirteen weeks ended April 2, 2005, due primarily to the completion of multiple large projects in Western Europe in the latter part of fiscal year 2005, combined with an increase in our domestic project and revenue base.

Revenues recognized in connection with fixed price and contingent fee engagements totaled $3.4 million and $3.2 million, representing 46.9% and 45.2% of total revenue, for the thirteen weeks ended April 1, 2006 and April 2, 2005, respectively, . This increase is due to the mix of our business shifting to more strategy and management consulting engagements which are more likely to be structured as fixed price or contingent fee engagements.

                                COSTS OF SERVICES

Costs of services increased 3.4% for the thirteen weeks ended April 1, 2006, compared to the thirteen weeks ended April 2, 2005. As a percentage of revenue, our gross margin was 50.5% for the thirteen weeks ended April 1, 2006, compared to 51.5% for the thirteen weeks ended April 2, 2005. The decrease in gross margin was primarily attributable to the adoption of SFAS No. 123R effective January 1, 2006 which resulted in a reduction of gross margins of 2.6%, offsetting improvements in gross margin obtained by a shift in the mix of services to more strategy and management consulting engagements in relation to resourcing engagements.

                               OPERATING EXPENSES

In total, operating expenses increased by 24.6% to $5.7 million for the thirteen weeks ended April 1, 2006, from $4.6 million for the thirteen weeks ended April 2, 2005. Operating expenses include selling, general and administrative costs (inclusive of equity related charges), real estate restructuring charges and intangible asset amortization.

Selling, general and administrative expense increased to $5.6 million or 28.7% in the thirteen weeks ended April 1, 2006, compared to the thirteen weeks ended April 1, 2005. The increase is partially related to equity related charges of $510,000 in the thirteen weeks ended April 1, 2006 compared to $188,000 for the thirteen weeks ended April 2, 2005. The increase in equity related charges is attributable to the adoption of SFAS No. 123R and incentive compensation effective January 1, 2006. In addition we incurred increased recruiting and incentive compensation costs associated with growth in our CSMG business unit along with additional salaries, travel and entertainment expenses associated with investment in new clients and intellectual property.

Intangible asset amortization was $115,000 and $160,000 for the thirteen weeks ended April 1, 2006 and April 2, 2005, respectively. The decrease in amortization expense was due to certain intangible assets becoming fully amortized in early first quarter 2005.

                            OTHER INCOME AND EXPENSES

Interest income was $535,000 and $324,000 for the thirteen weeks ended April 1, 2006 and April 2, 2005, respectively, and represented interest earned on invested balances. Interest income increased for the thirteen weeks ended April 1, 2006 as compared to the thirteen weeks ended April 2, 2005 due to increases in interest rates from 2005 to 2006. We primarily invest in money market funds and investment-grade auction rate securities as part of our overall investment policy.

                                  INCOME TAXES

In the thirteen weeks ended April 1, 2006 and April 2, 2005 we recorded no income tax benefit related to our pre-tax losses in accordance with the provisions of SFAS No. 109 "Accounting for Income Taxes" which requires an estimation of the recoverability of the recorded income tax asset balances. We continue to evaluate the recoverability of our recorded deferred income tax asset balances. If we continue to report net operating losses for financial reporting, no additional tax benefit would be recognized for those losses, since we would be required to increase our valuation allowance to offset such amounts. We reported an income tax provision of $21,000 and $15,000 for the thirteen weeks ended April 1, 2006 and April 2, 2005, respectively, related to state tax expense.

                                    NET LOSS

Net loss increased 157% to $1.6 million for the thirteen weeks ended April 1, 2006, from $608,000 for the thirteen weeks ended April 2, 2005. The increase was primarily attributable to the impact of the adoption of SFAS No. 123R as well as increased selling, general and administrative expenses due to the strategic addition of consultants to support growth in our CSMG business unit.

                         LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $1.1 million and $0.6 million for the thirteen weeks ended April 1, 2006 and April 2, 2005, respectively. Cash used in operating activities for the thirteen weeks ended April 1, 2006 and April 2, 2005 primarily related to operating losses.

Net cash provided by investing activities was $5.4 million and $2.7 million for the thirteen weeks ended April 1, 2006 and April 2, 2005, respectively. This includes net proceeds from sales and reinvestments of auction rate securities of $5.5 million and $2.8 million in the thirteen weeks ended April 1, 2006 and April 2, 2005, respectively. Cash used in investing activities also includes $147,000 and $86,000 for the thirteen weeks ended April 1, 2006 and April 2, 2005, respectively, related to spending on capitalized office equipment, software and computer equipment.

Net cash provided by financing activities was $5,000 in the thirteen weeks ended April 1, 2006, and related to proceeds received from the exercise of employee stock options, partially offset by payments made on long-term obligations. Net cash used in financing activities was $105,000 in the thirteen weeks ended April 2, 2005, and related to payments made by the Company on the current portion of capital lease obligations, partially offset by proceeds received from the exercise of stock options.

At April 1, 2006, we had approximately $48.4 million in cash, cash equivalents, and short-term investments. We believe we have sufficient cash and short-term investments to meet anticipated cash requirements, including anticipated capital expenditures, consideration for possible acquisitions, and any future operating losses that may be incurred, for at least the next 12 months. Should our cash and short-term investments prove insufficient we might need to obtain new debt or equity financing to support our operations or complete acquisitions. We have established a flexible model that provides a lower fixed cost structure than most consulting firms, enabling us to scale operating cost structures more quickly based on market conditions. Our strong cash position and absence of long-term debt have enabled us to weather adverse conditions in the telecommunications industry and to make investments in intellectual property we believe are enabling us to capitalize on the current recovery and transformation of the industry; however, if the industry and demand for our consulting services do not continue to rebound and we continue to experience negative cash flow, we could experience liquidity challenges at some future point.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have not been subject to any material new litigation or claims since the time of our 10-K filing, on March 30, 2006. For a summary of litigation in which we are currently involved, refer to our annual report on Form 10-K, as filed with the Securities and Exchange Commission on March 30, 2006 and Note 9 of the Condensed Consolidated Financial Statements included elsewhere in this report.

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

ITEM 1A. RISK FACTORS

There has been no material change in the Risk Factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 30, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS


(a)  Exhibits

Exhibit 10.1 Asset Purchase Agreement between the registrant and Adventis Limited and Adventis Corporation*

Exhibit 31. Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.   Certifications   furnished   pursuant  to   Section   906  of  the
              Sarbanes-Oxley Act of 2002

* Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Redacted portions are indicated with the notation [***].

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



         SIGNATURE                          TITLE                           DATE
         ---------                          -----                           ----
/s/ RICHARD P. NESPOLA            Chairman, President and Chief          May 15, 2006
-------------------------------   Executive Officer
Richard P. Nespola                (Principal executive officer)
