Form 10-Q
period 2006-07-01
MANAGEMENT NETWORK GROUP INC
filed 2006-08-15
CIK 1094814

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the quarterly period ended July 1, 2006

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

[ ] Large Accelerated Filer   [ ] Accelerated Filer   [X] Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act) [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of August 11, 2006 TMNG had outstanding 35,901,917 shares of common stock.

                       THE MANAGEMENT NETWORK GROUP, INC.
                                      INDEX

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION:

         ITEM 1.  Condensed Consolidated Financial Statements:

                  Condensed Consolidated Balance Sheets - July 1, 2006
                     (unaudited) and December 31, 2005 ..................     3

                  Condensed Consolidated Statements of Operations and
                     Comprehensive Loss (unaudited) - Thirteen weeks and
                     Twenty-six weeks ended July 1, 2006 and July 2,
                     2005 ...............................................     4

                  Condensed Consolidated Statements of Cash Flows
                     (unaudited) - Twenty-six weeks ended July 1, 2006
                     and July 2, 2005 ...................................     5

                  Notes to Condensed Consolidated Financial
                     Statements .........................................     6

         ITEM 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations ................    13

         ITEM 3.  Quantitative and Qualitative Disclosures about
                     Market Risk ........................................    19

         ITEM 4.  Controls and Procedures ...............................    19

PART II. OTHER INFORMATION

         ITEM 1.  Legal Proceedings .....................................    19

         ITEM 1A. Risk Factors ..........................................    19

         ITEM 2.  Unregistered Sales of Equity Securities and Use of
                     Proceeds ...........................................    19

         ITEM 3.  Defaults Upon Senior Securities .......................    19

         ITEM 4.  Submission of Matters to a Vote of Security Holders ...    20

         ITEM 5.  Other Information .....................................    20

         ITEM 6.  Exhibits ..............................................    20

         Signatures .....................................................    20

         Exhibits .......................................................    21

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       THE MANAGEMENT NETWORK GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (unaudited)

                                                                    July 1,   December 31,
                                                                     2006         2005
                                                                   --------   ------------
CURRENT ASSETS:
   Cash and cash equivalents ...................................   $  6,392     $ 10,951
   Short-term investments ......................................     35,750       38,700
   Receivables:
      Accounts receivable ......................................      7,324        3,886
      Accounts receivable - unbilled ...........................      4,265        2,559
                                                                   --------     --------
                                                                     11,589        6,445
      Less: Allowance for doubtful accounts ....................       (418)        (296)
                                                                   --------     --------
                                                                     11,171        6,149
      Refundable income taxes ..................................        111          117
      Prepaid and other assets .................................      1,389        1,262
                                                                   --------     --------
         Total current assets ..................................     54,813       57,179
                                                                   --------     --------
   Property and equipment, net .................................      1,108          900
   Goodwill ....................................................     14,745       13,365
   Licenses and other identifiable intangible assets, net ......      1,647        1,651
   Other assets ................................................        821          454
                                                                   --------     --------
Total Assets ...................................................   $ 73,134     $ 73,549
                                                                   ========     ========
CURRENT LIABILITIES:
   Trade accounts payable ......................................   $  1,650     $  1,025
   Accrued payroll, bonuses and related expenses ...............      2,712        1,136
   Other accrued liabilities ...................................      1,712        1,893
   Unfavorable and capital lease obligations ...................        610          628
                                                                   --------     --------
         Total current liabilities .............................      6,684        4,682

Unfavorable lease ..............................................      2,515        2,819

STOCKHOLDERS' EQUITY
   Common Stock: ...............................................         36           36
      Voting - $.001 par value, 100,000,000 shares authorized;
      35,896,584 and 35,705,520 shares issued and outstanding on
      July 1, 2006 and December 31, 2005, respectively
   Preferred stock - $.001 par value, 10,000,000 shares
      authorized, no shares issued or outstanding
   Additional paid-in capital ..................................    161,030      159,586
   Accumulated deficit .........................................    (97,328)     (93,305)
   Accumulated other comprehensive income -
      Foreign currency translation adjustment ..................        197          147
   Unearned compensation .......................................                    (416)
                                                                   --------     --------
         Total stockholders' equity ............................     63,935       66,048
                                                                   --------     --------
Total Liabilities and Stockholders' Equity .....................   $ 73,134     $ 73,549
                                                                   ========     ========

See notes to condensed consolidated financial statements.

                       THE MANAGEMENT NETWORK GROUP, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                               COMPREHENSIVE LOSS
                      (In thousands, except per share data)
                                   (unaudited)

                                                          For the Thirteen             For the Twenty-six
                                                            Weeks Ended                   Weeks Ended
                                                    ---------------------------   ---------------------------
                                                    July 1, 2006   July 2, 2005   July 1, 2006   July 2, 2005
                                                    ------------   ------------   ------------   ------------
Revenues ........................................     $ 9,541        $ 9,017        $16,704        $16,084
Cost of services (including equity related
   charges of $134 and $34 for the thirteen
   weeks ended July 1, 2006 and July 2, 2005,
   respectively, and $327 and $69 for the twenty-
   six weeks ended July 1, 2006 and July 2,
   2005, respectively) ..........................       4,854          4,553          8,398          7,982
                                                      -------        -------        -------        -------
Gross profit ....................................       4,687          4,464          8,306          8,102
Operating Expenses:
   Selling, general and administrative
      (including equity related charges of $711
      and $200 for the thirteen weeks ended
      July 1, 2006 and July 2, 2005,
      respectively, and $1,221 and $388 for the
      twenty-six weeks ended July 1, 2006 and
      July 2, 2005, respectively) ...............       7,443          4,862         13,024          9,198
   Real estate restructuring ....................                                                       75
   Intangible asset amortization ................         236             43            351            202
                                                      -------        -------        -------        -------
      Total operating expenses ..................       7,679          4,905         13,375          9,475
                                                      -------        -------        -------        -------
Loss from operations ............................      (2,992)          (441)        (5,069)        (1,373)
Other Income:
   Interest income ..............................         546            379          1,081            703
   Other, net ...................................          (1)            95             (1)           110
                                                      -------        -------        -------        -------
      Total other income ........................         545            474          1,080            813
                                                      -------        -------        -------        -------
(Loss) income before income tax provision .......      (2,447)            33         (3,989)          (560)
Income tax provision ............................         (13)            (3)           (34)           (18)
                                                      -------        -------        -------        -------
Net (loss) income ...............................      (2,460)            30         (4,023)          (578)
Other comprehensive item -
   Foreign currency translation adjustment ......          46           (121)            50           (191)
                                                      -------        -------        -------        -------
Comprehensive loss ..............................     $(2,414)       $   (91)       $(3,973)       $  (769)
                                                      =======        =======        =======        =======
Net (loss) income per common share
   Basic ........................................     $ (0.07)       $  0.00        $ (0.11)       $ (0.02)
                                                      =======        =======        =======        =======
   Diluted ......................................     $ (0.07)       $  0.00        $ (0.11)       $ (0.02)
                                                      =======        =======        =======        =======
Shares used in calculation of net (loss)
   income per common share
   Basic ........................................      35,731         35,104         35,678         35,040
                                                      =======        =======        =======        =======
   Diluted ......................................      35,731         35,461         35,678         35,040
                                                      =======        =======        =======        =======

See notes to condensed consolidated financial statements.

                       THE MANAGEMENT NETWORK GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                   For the
                                                                  Twenty-six
                                                                 Weeks Ended
                                                              -----------------
                                                              July 1,   July 2,
                                                               2006      2005
                                                              -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ...............................................   $(4,023)  $  (578)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
         Depreciation and amortization ....................       555       455
         Equity related charges ...........................     1,548       457
         Other changes in operating assets and liabilities,
            net of business acquisition:
            Accounts receivable ...........................    (2,313)   (1,857)
            Accounts receivable - unbilled ................    (1,706)     (951)
            Prepaid and other assets ......................      (255)      804
            Trade accounts payable ........................      (196)       51
            Accrued liabilities ...........................       458       371
                                                              -------   -------
               Net cash used in operating activities ......    (5,932)   (1,248)
                                                              -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments ....................    (5,900)   (3,600)
   Proceeds from maturities and sales of short-term
      investments .........................................     8,850     5,650
   Acquisition of business, net of cash acquired ..........    (1,339)
   Acquisition of property and equipment ..................      (304)     (206)
                                                              -------   -------
               Net cash provided by investing activities ..     1,307     1,844
                                                              -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments made on long-term obligations .................      (296)     (418)
   Proceeds from exercise of stock options ................       238       208
   Issuance of common stock through employee stock
      purchase plan .......................................        74        88
                                                              -------   -------
               Net cash provided by (used in) financing
                  activities ..............................        16      (122)
                                                              -------   -------
Effect of exchange rate on cash and cash equivalents ......        50      (191)
                                                              -------   -------
Net increase (decrease) in cash and cash equivalents ......    (4,559)      283
Cash and cash equivalents, beginning of period ............    10,951    10,882
                                                              -------   -------
Cash and cash equivalents, end of period ..................   $ 6,392   $11,165
                                                              =======   =======
Supplemental disclosure of cash flow information:
Cash paid during period for interest ......................   $     1   $     2
                                                              =======   =======
Cash paid during period for taxes, net ....................   $    16   $    18
                                                              =======   =======
Accrued property and equipment ............................   $    24
                                                              =======

See notes to condensed consolidated financial statements.

                       THE MANAGEMENT NETWORK GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF REPORTING AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements of The Management Network Group, Inc. ("TMNG" or the "Company") as of July 1, 2006, and for the thirteen and twenty-six weeks ended July 1, 2006 and July 2, 2005, are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Consequently, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America ("US GAAP") for annual financial statements nor those normally made in the Company's annual report on Form 10-K. Accordingly, reference should be made to the Company's annual report on Form 10-K for additional disclosures, including a summary of the Company's accounting policies. The Condensed Consolidated Balance Sheet as of December 31, 2005 has been derived from the audited Consolidated Balance Sheet at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.

Research and Development Costs - Expenditures relating to development of new offerings and services are expensed as incurred. Research and development costs (exclusive of associated sales and marketing related costs) in the thirteen weeks and twenty-six weeks ended July 1, 2006 and July 2, 2005 were $101,000, $281,000, $346,000 and $461,000, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 ("SFAS 153"). SFAS 153 was issued primarily to improve the comparability of accounting for exchanges of nonmonetary assets with the International Accounting Standards Board. SFAS 153 requires that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. APB Opinion No. 29 included some exceptions to measuring exchanges at fair value. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, though early adoption is encouraged. The adoption of SFAS 153 is not expected to have a material impact on the Company's consolidated financial statements.

In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections ("SFAS 154"), which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods' financial statements, unless this would be impracticable. SFAS 154 supersedes APB Opinion No. 20, Accounting Changes, which previously required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. SFAS 154 also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. SFAS 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material impact on the Company's consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments--an amendment of SFAS No. 133 and 140. This statement simplifies accounting for certain hybrid financial instruments, eliminates the interim guidance in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interest in Securitized Financial Assets, and eliminates a restriction of the passive derivative instruments that a qualifying special-purpose entity may hold. The statement is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS 155 is not expected to have a material impact on the Company's consolidated financial statements.

In March 2006, the Emerging Issues Task Force ("EITF") issued EITF Issue 06-3, "How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement." A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. The
Company presents sales net of sales taxes. This issue will not have an impact on the Company's consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140 ("SFAS 156"). This statement requires all separately recognized servicing rights to be initially measured at fair value, if practicable. SFAS 156 is effective January 1, 2007. The adoption of SFAS 156 is not expected to have a material impact on the Company's consolidated financial statements.

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is not more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 will be effective as of the beginning of the Company's 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the Consolidated Financial Statements.

2.   BUSINESS COMBINATIONS

On April 3, 2006, TMNG announced it had signed a definitive agreement to acquire the business and primary assets of Adventis Limited, the international operations of Adventis Corporation, a Delaware corporation and the parent of Adventis Limited, a global consulting firm specializing in the interrelated sectors of telecom, technology and digital media. The acquisition complements TMNG's strategic consulting practice, with service offerings including analyses of industry and competitive environments; product and distribution strategies; finance, including business case development, modeling, cost analysis and benchmarking; and due diligence and risk assessment. The acquired international operations of Adventis Limited consist of 27 consultants located in London, Berlin, and Shanghai with revenues from clients in Europe and Asia. The transaction had a purchase price of approximately $1.86 million, with approximately $1.5 million paid in cash at closing, plus the assumption of approximately $358,000 in net working capital deficiency, which included $195,000 in professional fees and other costs related directly to the acquisition. The acquisition closed on April 3, 2006.

The measurement of the respective assets and liabilities recognized in connection with the acquisition has been made in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of acquisition. The allocation of the purchase price is based on preliminary estimates and is subject to further refinement. Adjustments, if any, are not expected to be material. The preliminary allocation assigned to identifiable intangible assets was determined with the assistance of an independent appraisal firm.

                                AT APRIL 3, 2006
                             (AMOUNTS IN THOUSANDS)

Current assets                  $1,393
Property, plant and equipment      126
Employment agreements              111
Customer backlog                   143
Trade name                          93
Goodwill                         1,380
                                ------
Total assets acquired            3,246
Current liabilities assumed      1,751
                                ------
Net assets acquired             $1,495
                                ======

Of the $111,000 assigned to the employment agreements, no residual value has been identified with this asset. The employment agreements have a weighted average useful life of approximately 10.5 months and are amortized on a straight-line basis.

Of the $143,000 assigned to the customer backlog, no residual value has been identified with this asset. The customer backlog has an estimated useful life of 6 months and is amortized on a straight-line basis.

Of the $93,000 assigned to the company trade name, no residual value has been identified with this asset. The company trade name has an estimated useful life of 60 months and is amortized on a straight-line basis.

The transaction was structured as a taxable transaction to Adventis Corporation, therefore the goodwill and specifically identifiable intangible assets recorded in the transaction will be deductible for income tax purposes.

The operating results of Adventis Limited have been included in the Condensed Consolidated Statements of Operations and Comprehensive Loss from the date of the purchase. The following reflects pro forma combined results of the Company and Adventis Limited as if the acquisition had occurred as of the earliest period presented. In management's opinion, this pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined entities.

                                              For the Thirteen   For the Twenty-Six
                                                Weeks Ended          Weeks Ended
                                             -----------------   ------------------
                                             July 1,   July 2,   July 1,   July 2,
(in thousands, except per share amounts)       2006      2005      2006      2005
                                             -------   -------   -------   -------
Total revenues                               $ 9,541   $12,803   $18,286   $22,174
Net loss (income)                            $(2,539)  $   450   $(4,392)  $  (329)
Basic net loss (income) per common share     $ (0.07)  $  0.01   $ (0.12)  $ (0.01)
Diluted net loss (income) per common share   $ (0.07)  $  0.01   $ (0.12)  $ (0.01)

Behrman Capital and its affiliates (collectively "Behrman"), an owner of 35% of TMNG's outstanding common stock, also owns 61% of the outstanding common stock of Adventis Corporation. Grant G. Behrman and William M. Matthes, who serve on the Board of Directors, are the Co-Managing Partners of Behrman. Despite owning a majority of Adventis Corporation's common stock, Behrman did not control Adventis Corporation at the time of this transaction. Adventis Corporation was under the control of its senior secured creditors as it underwent a sale of the business. In order to execute this purchase as an arms-length transaction, TMNG formed a Special Committee of the Board of Directors to evaluate the acquisition. The Special Committee consisted of the four independent board members not part of TMNG management or affiliated with Behrman. Behrman received none of the proceeds of this transaction.

3.   SHARE-BASED COMPENSATION

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

On January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective transition method. Accordingly, prior period amounts have not been restated; however, the balance presented as unearned compensation on nonvested shares (restricted stock) within stockholders' equity has been reclassified to additional paid-in capital as of January 1, 2006. Additionally, amounts previously classified as "equity related charges" on the condensed consolidated statements of operations and comprehensive loss have been reclassified to cost of services or selling, general and administrative expense, as appropriate. SFAS No. 123R requires the netting of estimated forfeitures against compensation expense. The adoption of the policy to net forfeitures was immaterial, therefore no cumulative effect resulted. Compensation expense is based on the calculated fair value of the awards and is expensed over the service period (generally the vesting period). Prior to the adoption of SFAS No. 123R, the Company utilized the intrinsic value methodology in accounting for stock-based compensation for employees and non-employee directors in accordance with the provisions of APB No. 25 and related Interpretations.

Under the modified prospective transition method, compensation cost associated with stock options and nonvested shares for the thirteen weeks ended July 1, 2006 includes: (a) compensation cost for awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and (b) compensation cost for awards granted subsequent to January 1, 2006, based on the grant date fair value under SFAS No. 123R.

PRIOR TO ADOPTION OF SFAS NO. 123R

During the thirteen weeks and twenty-six weeks ended July 2, 2005, the Company recognized compensation expense of $234,000 and $457,000, respectively, related to the restricted stock grants made to key management personnel. The compensation cost associated with such grants is being amortized through charges to operations on a graded vesting schedule over periods ranging from two to four years.

During the thirteen weeks ended July 2, 2005, the Company granted options to purchase 80,500 and 200,000 shares of the Company's common stock to employees and members of the Company's Board of Directors, respectively, at a weighted average exercise price of $2.17. At the dates of grants, the exercise price of the option awards equaled the market price of the Company's common stock.

During the twenty-six weeks ended July 2, 2005, the Company granted options to purchase 285,500 and 200,000 shares of the Company's common stock to employees and members of the Company's Board of Directors, respectively, at a weighted average exercise price of $2.25. At the dates of grants, the exercise price of the option awards equaled the market price of the Company's common stock.

During the twenty-six weeks ended July 2, 2005, the Company granted 175,000 shares of restricted stock to key management personnel. These grants had a fair value on the date of grant of $392,000 which equaled the market price of the Company's common stock.

The following table summarizes the pro forma effect of stock-based compensation on net loss and net loss per share for the thirteen weeks and twenty-six weeks ended July 2, 2005 based on the fair-value method under SFAS 123R:

                                                         THIRTEEN      TWENTY-SIX
                                                        WEEKS ENDED    WEEKS ENDED
                                                       JULY 2, 2005   JULY 2, 2005
                                                       ------------   ------------
Net income (loss), as reported:                           $   30        $  (578)
   Add: stock-based employee compensation
      expense included in reported net income (loss)         234            457
   Deduct: Total stock-based compensation
      expense determined under fair value based
      method for all awards                                 (614)        (1,220)
                                                          ------        -------
Pro forma net loss                                        $ (350)        (1,341)
                                                          ======        =======
Loss per share
   Basic and diluted, as reported                         $ 0.00        $ (0.02)
                                                          ======        =======
   Basic and diluted, pro forma                           $(0.01)       $ (0.04)
                                                          ======        =======

GRANT DATE FAIR VALUE

The Company estimates the fair value of our stock options and stock issued under the Employee Stock Purchase Plan using the Black-Scholes-Merton option pricing model. Groups of employees or non-employee directors that have similar historical and expected exercise behavior are considered separately for valuation purposes. The table below shows the weighted average of the assumptions used in estimating the fair value of stock options granted during the thirteen weeks and twenty-six weeks ended July 1, 2006 and July 2, 2005:

                                  THIRTEEN       THIRTEEN      TWENTY-SIX     TWENTY-SIX
                                 WEEKS ENDED    WEEKS ENDED    WEEKS ENDED    WEEKS ENDED
                                JULY 1, 2006   JULY 2, 2005   JULY 1, 2006   JULY 2, 2005
                                ------------   ------------   ------------   ------------
Risk-free interest rate .....          5.0%          3.9%           4.9%           3.8%
Expected life ...............      6 years       5 years        6 years        5 years
Expected volatility factor ..           83%           85%            83%            88%
Expected dividend rate ......            0%            0%             0%             0%

The risk-free interest rate is based on the U.S. Treasury yield at the time of grant for a term equal to the expected life of the stock option; prior to the adoption of SFAS No. 123R, the expected life is based on historical and expected exercise behavior; subsequent to the adoption of SFAS No. 123R, the expected life was determined using the simplified method of estimating the life as allowed under Staff Accounting Bulletin No. 107; and the expected volatility is based on the historical volatility of our stock price for a period of time equal to the expected life of the stock option.

COMPENSATION EXPENSE

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

As of July 1, 2006, the Company has three share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans under SFAS No. 123R was $845,000 and $1,548,000 for the thirteen weeks and twenty-six weeks ended July 1, 2006, respectively. As of July 1, 2006, unrecognized compensation cost, net of estimated forfeitures, related to the unvested portion of all share-based compensation arrangements was approximately $3.9 million and is expected to be recognized over a weighted-average period of approximately 1.2 years. The Company has historically issued and expects to continue to issue new shares to satisfy stock option exercises, vesting of nonvested shares or purchases of shares under the Employee Stock Purchase Plan.

1998 EQUITY INCENTIVE PLAN

STOCK OPTIONS

The Company's 1998 Equity Incentive Plan (the 1998 Plan) is a shareholder approved plan, which provides for the granting of incentive stock options and nonqualified stock options to employees, and nonqualified stock options and nonvested shares to employees, directors and consultants. As of July 1, 2006, the Company has 3,159,097 shares of the Company's common stock available to grant as stock options under the 1998 Plan. Incentive stock options are granted at an exercise price of not less than market value per share of the common stock on the date of grant as determined by the Board of Directors. Vesting and exercise provisions are determined by the Board of Directors. As of July 1, 2006, all options granted under the 1998 Plan were non-qualified stock options. Options granted under the 1998 Plan generally become exercisable over a three to four year period beginning on the date of grant. Options granted under the 1998 Plan have a maximum term of ten years.

A summary of the option activity of the Company's 1998 Plan as of July 1, 2006 and changes during the twenty-six weeks then ended is presented below:

                                                                      WEIGHTED AVERAGE
                                                   WEIGHTED AVERAGE       REMAINING         AGGREGATE
                                         SHARES     EXERCISE PRICE    CONTRACTUAL TERM   INTRINSIC VALUE
                                       ---------   ----------------   ----------------   ---------------
Outstanding at December 31, 2005       5,052,405         $4.50
Granted                                1,201,500         $2.32
Exercised                               (136,365)        $1.74
Forfeited/cancelled                     (270,612)        $6.99
                                       ---------
Outstanding at July 1, 2006            5,846,928         $4.00            7.4 years          $443,543
                                       =========
Options exercisable at July 1, 2006    2,751,995         $5.83            5.4 years          $363,835
                                       =========
Weighted average fair value of
   options granted during the period                     $1.72

The total intrinsic value of options exercised during the thirteen weeks and twenty-six weeks ended July 1, 2006 was $35,000 and $103,000, respectively. As of July 1, 2006, unrecognized compensation cost, net of estimated forfeitures, related to the unvested portion of stock options issued under the 1998 Plan was approximately $2.9 million and is expected to be recognized over a weighted-average period of approximately 1.2 years.

NONVESTED SHARES

As of July 1, 2006, the Company has 1,045,000 shares of the Company's common stock available for grant as nonvested shares under the 1998 Plan for key management personnel. The shares are subject to restriction based upon a two to four year vesting schedule. The fair value of nonvested share awards is determined based on the closing trading price of our common stock on the grant date.

A summary of the status of nonvested shares granted under the 1998 Plan as of July 1, 2006 and changes during the twenty-six weeks then ended is presented below:

                                             WEIGHTED AVERAGE
                                                GRANT DATE
                                    SHARES      FAIR VALUE
                                   -------   ----------------
Outstanding at December 31, 2005   310,500         $2.31
Granted                             10,000         $2.10
Vested                             (43,750)        $2.24
                                   -------
Outstanding at July 1, 2006        276,750         $2.31
                                   =======

As of July 1, 2006, there was $275,000 of total unrecognized compensation cost related to nonvested shares granted under the 1998 Plan. The cost is expected to be recognized over a weighted average period of 1.7 years. The total fair value of shares vested during the twenty-six weeks ended July 1, 2006 was $98,000.

2000 SUPPLEMENTAL STOCK PLAN

As of July 1, 2006, the Company has 2,535,934 shares of the Company's common stock available to grant as stock options under the 2000 Supplemental Stock Plan (the 2000 Plan). The 2000 Plan provides the Company's common stock for the granting of nonqualified stock options to employees and is not subject to shareholder approval. Vesting and exercise provisions are determined by the Board of Directors. Options granted under the plan generally become exercisable over a period of up to four years beginning on the date of grant and have a maximum term of ten years.

A summary of the option activity of the Company's 2000 Plan as of July 1, 2006 and changes during the twenty-six weeks then ended is presented below:

                                                                      WEIGHTED AVERAGE
                                                   WEIGHTED AVERAGE       REMAINING         AGGREGATE
                                         SHARES     EXERCISE PRICE    CONTRACTUAL TERM   INTRINSIC VALUE
                                       ---------   ----------------   ----------------   ---------------
Outstanding at December 31, 2005         957,040         $4.63
Granted                                  415,500         $2.28
Forfeited/cancelled                     (120,347)        $3.27
                                       ---------
Outstanding at July 1, 2006            1,252,193         $3.98            7.3 years          $30,000
                                       =========
Options exercisable at July 1, 2006      659,190         $5.48            5.3 years          $15,000
                                       =========
Weighted average fair value of
   options granted during the period                     $1.68

As of July 1, 2006, unrecognized compensation cost, net of estimated forfeitures, related to the unvested portion of stock options issued under the 2000 Plan was approximately $686,000 and is expected to be recognized over a weighted-average period of approximately 1.4 years.

EMPLOYEE STOCK PURCHASE PLAN

Under the Employee Stock Purchase Plan (ESPP), shares of the Company's common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first day of the enrollment period or on the last day of each six-month period. Employees may purchase shares through a payroll deduction program having a value not exceeding 15% of their gross compensation during an offering period. In the twenty-six weeks ended July 1, 2006 we recognized net expense of $45,000 in connection with SFAS No. 123R associated with the ESPP.

4.   EARNINGS (LOSS) PER SHARE

The Company calculates and presents earnings (loss) per share using a dual presentation of basic and diluted earnings (loss) per share. Basic earnings
(loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings
(loss) per share is computed in the same manner except the weighted average number of shares is increased for dilutive securities. In accordance with the provisions of SFAS No. 128 "Earnings Per Share", the Company has not included the effect of stock options in the calculation of diluted loss per share for the thirteen weeks ended July 1, 2006 and twenty-six weeks ended July 1, 2006 and July 2, 2005, as the Company reported a loss from continuing operations for these periods and the effect would have been anti-dilutive. Had the Company reported net income for the thirteen weeks and twenty-six weeks ended July 1, 2006 and July 2, 2005 the treasury method of calculating common stock equivalents would have resulted in approximately 251,000, 296,000 and 407,000 additional diluted shares, respectively. As the Company reported net income for the thirteen weeks ended July 2, 2005, the treasury method of calculating common stock equivalents resulted in approximately 357,000 additional diluted shares for that period.

5.   BUSINESS SEGMENTS

The Company identifies its segments based on the way management organizes the Company to assess performance and make operating decisions regarding the allocation of resources. In accordance with the criteria in SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information," the Company has concluded it has four operating segments: Operations, Strategy, Marketing and International; which are aggregated in one reportable segment, the Management Consulting Services segment. Management Consulting Services includes business strategy and planning, marketing and customer relationship management, billing system support, operating system support, revenue assurance, corporate investment services, and business model transformation. The Company intends to continue to measure and report its activities using its current segment structure. However, as the services provided by the Company evolve, management will continue to evaluate its segment reporting structure.

In accordance with the provisions of SFAS No 131, revenues earned in the United States and internationally based on the location where the services are performed are shown in the following table (amounts in thousands):

                          FOR THE THIRTEEN             FOR THE TWENTY-SIX
                            WEEKS ENDED                   WEEKS ENDED
                    ---------------------------   ---------------------------
                    JULY 1, 2006   JULY 2, 2005   JULY 1, 2006   JULY 2, 2005
                    ------------   ------------   ------------   ------------
United States          $6,978         $8,413         $13,923        $15,021
International:
   United Kingdom       1,735            426           1,953            771
   Germany                467                            467
   Japan                  252                            252
   China                  109                            109
   Australia                             178                            178
   Other                                                                114
                       ------         ------         -------        -------
   Total               $9,541         $9,017         $16,704        $16,084
                       ======         ======         =======        =======

6.   GOODWILL

During the thirteen weeks ended July 1, 2006, the Company recorded $1.4 million in goodwill related to the acquisition of Adventis Limited on April 3, 2006 as discussed above in Note 2 "Business Combinations." The change in the carrying amount of goodwill as of July 1, 2006 is as follows (amounts in thousands):

                                  Management Consulting
                                        Segment
                                  ---------------------
Balance as of December 31, 2005          $ 13,365
Acquisition of Adventis Limited             1,380
                                         --------
Balance as of July 1, 2006               $ 14,745
                                         ========

7.   OTHER IDENTIFIABLE INTANGIBLE ASSETS

Included in the Company's condensed consolidated balance sheets as of July 1, 2006, and December 31, 2005, are the following identifiable intangible assets (amounts in thousands):

                              July 1, 2006           December 31, 2005
                         ----------------------   ----------------------
                                    Accumulated              Accumulated
                           Cost    Amortization     Cost    Amortization
                         -------   ------------   -------   ------------
Customer relationships    $1,908     $(1,794)      $1,908     $(1,709)
S3 license agreement       1,500        (193)       1,500         (48)
Employment agreements        111         (45)       3,200      (3,200)
Customer backlog             143         (71)
Trade name                    93          (5)
                          ------     -------       ------     -------
Total                     $3,755     $(2,108)      $6,608     $(4,957)
                          ======     =======       ======     =======

As discussed above in Note 2 "Business Combinations", the Company recorded amounts related to specifically identifiable intangible assets that were acquired as part of the Adventis Limited purchase transaction. These amounts include $111,000 assigned to employment agreements; $143,000 assigned to customer backlog; and $93,000 assigned to trade name.

Intangible amortization expense for the thirteen weeks ended July 1, 2006 and July 2, 2005 was $236,000 and $43,000, respectively. Intangible amortization expense for the twenty-six weeks ended July 1, 2006 and July 2, 2005 was $351,000 and $202,000, respectively. Intangible amortization expense is estimated to be approximately $368,000 for the remainder of fiscal year 2006, $349,000 in fiscal year 2007 and $310,000 in fiscal year 2008 through fiscal year 2010.

8.   INCOME TAXES

In the thirteen and twenty-six weeks ended July 1, 2006 and the thirteen and twenty-six weeks ended July 2, 2005, the Company generated income tax benefits of $883,000 and $1,507,000, and $198,000 and $906,000, respectively. The Company recorded full valuation allowances against these income tax benefits in accordance with provisions of SFAS No. 109 "Accounting for Income Tax", which requires an estimation of the recoverability of the recorded income tax asset balances. In addition, the Company reported income tax provision of $13,000 and $3,000, for the thirteen weeks ended July 1, 2006 and July 2, 2005 and $34,000 and $18,000 for the twenty-six weeks ended July 1, 2006 and July 2, 2005, respectively, related to state tax expense. As of July 1, 2006, the Company has recorded $28.8 million of valuation allowances in connection with its net deferred tax assets.

9.   REAL ESTATE RESTRUCTURING

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

10.  LOANS TO OFFICERS

As of July 1, 2006, there is one outstanding line of credit between the Company and its Chief Executive Officer, Richard P. Nespola, which originated in fiscal year 2001. Aggregate borrowing outstanding against the line of credit at July 1, 2006 and December 31, 2005 totaled $300,000 and is due in 2011. This amount is included in other assets in the non-current asset section of the balance sheet. In accordance with the loan provisions, the interest rate charged on the loan is equal to the Applicable Federal Rate (AFR), as announced by the Internal Revenue Service, for short-term obligations (with annual compounding) in effect for the month in which the advance is made, until fully paid. Pursuant to the Sarbanes-Oxley Act, no further loan agreements or draws against the line may be made by the Company to, or arranged by the Company for its executive officers. Interest payments on this loan are current as of July 1, 2006.

11.  CONTINGENCIES

In June 1998, the bankruptcy trustee of a former client, Communications Network Corporation, sued TMNG for a total of $320,000 in the U.S. Bankruptcy Court in New York seeking recovery of $160,000 alleging an improper payment of consulting fees paid by the former client during the period from July 1, 1996, when an involuntary bankruptcy proceeding was initiated against the former client, through August 6, 1996, when the former client agreed to an order for relief in the bankruptcy proceeding, and $160,000 in consulting fees paid by the former client after August 6, 1996. The bankruptcy trustee also sued TMNG for at least $1.85 million for breach of contract, breach of fiduciary duties and negligence. In March 2006, the Company reached a settlement agreement with the bankruptcy trustee whereby the Company agreed to pay the trustee $255,000 in exchange for being released from all potential liability under the suits discussed above. The settlement was fully reserved at December 31, 2005. Payment to the bankruptcy trustee was made in April 2006.

Additionally, as of July 1, 2006 the Company had outstanding demands aggregating approximately $1.0 million by the bankruptcy trustees of several former clients in connection with collected balances near the customers' respective bankruptcy filing dates. Although the Company does not believe it received any preference payments from these former clients and plans to vigorously defend its position, the Company has established reserves of $727,000 as of July 1, 2006 and December 31, 2005, which it believes are adequate in the event of loss or settlement on remaining outstanding claims.

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

The Company establishes reserves for potential tax liabilities when, despite the belief that tax return positions are fully supported, certain positions are likely to be challenged and not be fully sustained. Such tax reserves are analyzed on a quarterly basis and adjusted based upon changes in the facts and circumstances, such as the progress of federal and state audits, case law and emerging legislation. The Company's effective tax rate includes the impact of such tax reserves and changes to these reserves as considered appropriate by management. The Company establishes the reserves based upon its assessment of exposure associated with possible future assessments that may result from the examination of federal, state, or international tax returns. These tax reserves were $649,000 at July 1, 2006 and December 31, 2005. Management believes that it has established adequate reserves in the event of loss or settlement of any potential tax liabilities.

12.  SUBSEQUENT EVENT

On July 24, 2006 TMNG acquired certain US-based tangible and intangible assets of Adventis Corporation. The purchased assets include all intellectual property owned or licensed by Adventis Corporation and the hardware or devices on which it is stored (including all trademarks, service marks and logos, trades secrets and methods, client information, rights to the Adventis Corporation Web site, Board of Advisors rights, and the Adventis Corporation name). The purchase price of these assets totaled $150,000. This acquisition follows the Company's April 2006 acquisition of the assets of Adventis Limited as discussed above in Note 2 "Business Combination."

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

Beginning in late 2004 and continuing through the second quarter of 2006, we have seen significant changes in the industry resulting from consolidation, technology transformation and the convergence of the telecommunications, media and entertainment sectors. Through re-positioning of the Company in 2005 and 2006, we are seeing early signs of benefits from adapting to such change. To support strategic repositioning of the Company to enable it to better serve the consolidation of telecommunications carriers and convergence with global media and entertainment companies, on April 3, 2006, we closed on the acquisition of the business and primary assets of Adventis Limited. The acquisition better enables TMNG to compete given changes to the sector and complements TMNG's strategic consulting practice, with service offerings including analyses of industry and competitive environments; product and distribution strategies; finance, including business case development, modeling, cost analysis and benchmarking; and due diligence and risk assessment. The acquired international operations of Adventis Limited consist of 27 consultants located in London, Berlin, and Shanghai with revenues from clients in Europe and Asia. The transaction was valued at a purchase price of approximately $1.86 million, with approximately $1.5 million paid in cash at closing, plus the assumption of approximately $358,000 in net working capital deficiency, which includes $195,000 in professional fees and other costs related directly to the acquisition.

During the thirteen and twenty-six weeks ended July 1, 2006 our revenues of $9.5 million and $16.7 million, respectively, increased 5.8% and 3.9%, respectively, compared with the same periods in 2005. The acquisition of Adventis Limited contributed $1.8 million to the increase for both periods. Gross margins were 49.7% during the twenty-six weeks ended July 1, 2006 compared with 50.4% during the same period of 2005. On January 1, 2006, we adopted SFAS No. 123R which reduced gross margins for the twenty-six weeks ended July 1, 2006 by 2.0%, offsetting improvements in gross margin due to a shift in the mix of business to more strategy consulting engagements. Equity related charges as a percentage of revenue for the twenty-six weeks ended July 2, 2005 were minimal. We continue to focus our efforts on identifying, adapting to and capitalizing on the change elements present in the converging communications industry, as well as emphasizing wireless and IP initiatives within the communications sector and expanding our client base into cable, entertainment and media.

Selling, general and administrative costs in the thirteen and twenty-six weeks ended July 1, 2006 increased by $2.6 million and $3.8 million, respectively, as compared to the same periods of 2005. This increase includes selling, general and administrative costs of $1.9 million as a result of the Adventis Limited acquisition. Additionally, the increase reflects additional expense related to the adoption of SFAS No. 123R of $511,000 and $833,000 in the thirteen and twenty-six weeks ended July 1, 2006, respectively. We also incurred increased recruiting and incentive compensation costs associated with growth in our strategic consulting segment along with additional salaries, travel and entertainment expenses associated with investments in new clients and intellectual property. Although these costs have impacted our short-term profitability we believe they will better enable us to capitalize on the industry convergence and migration toward wireless and IP platforms and cable, entertainment and media clients. We are also focusing our marketing efforts on diversifying within the sector through added cable, entertainment and media growth markets surrounding large and sustainable clients to maintain a portfolio of business that is high credit quality, thus reducing bad debt risks.

OPERATIONAL OVERVIEW

Revenues typically consist of consulting fees for professional services and related expense reimbursements. Our consulting services are typically contracted on a time and materials basis, a time and materials basis not to exceed contract price, a fixed fee basis, or contingent fee basis. Revenues on contracts with a not to exceed contract price or a fixed cost contract are recorded under the percentage of completion method, utilizing estimates of project completion under both of these types of contracts. We have recently begun to deliver fixed price contracts as a more significant component of our revenue mix with the growth of our strategy consulting practice. Contract revenues on contingent fee contracts are deferred until the revenue is realizable and earned. We have not performed services on any contingent fee contracts during 2006.

Generally a client relationship begins with a short-term engagement utilizing a few consultants. Our sales strategy focuses on building long-term relationships with both new and existing clients to gain additional engagements within existing accounts and referrals for new clients. Strategic alliances with other companies are also used to sell services. We anticipate that we will continue to pursue these marketing strategies in the future. The volume of work performed for specific clients may vary from period to period and a major client from one period may not use our services or the same volume of services in another period. In addition, clients generally may end their engagements with little or no penalty or notice. If a client engagement ends earlier than expected, we must re-deploy professional service personnel as any resulting unbillable time could harm margins.

Cost of services consists primarily of compensation for consultants who are employees and amortization of equity related charges for stock options and non-vested shares (restricted stock), as well as fees paid to independent contractor organizations and related expense reimbursements. Employee compensation includes certain unbillable time, training, vacation time, benefits and payroll taxes. Gross margins are primarily impacted by the type of consulting services provided; the size of service contracts and negotiated volume discounts; changes in our pricing policies and those of competitors; utilization rates of consultants and independent subject matter experts; and employee and independent contractor costs, which tend to be higher in a competitive labor market.

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

     -    Fair Value of Acquired Businesses;

     -    Impairment of Goodwill and Long-lived Intangible Assets;

     -    Revenue Recognition;

     -    Stock-Based Compensation Expense; and

     -    Deferred Income Tax Assets.

Allowances for Doubtful Accounts -- Substantially all of our receivables are owed by companies in the communications industry. We typically bill customers for services after all or a portion of the services have been performed and require customers to pay within 30 days. We attempt to control credit risk by being diligent in credit approvals, limiting the amount of credit extended to customers and monitoring customers' payment records and credit status as work is being performed for them.

We recorded bad debt expense of $126,000 and $127,000 for the thirteen and twenty-six week periods ended July 1, 2006, respectively, and recorded bad debt expense of $72,000 and $62,000 for the thirteen and twenty-six week periods ended July 2, 2005, respectively. Our allowance for doubtful accounts totaled $418,000 and $296,000 as of July 1, 2006 and December 31, 2005, respectively. The calculation of these amounts is based on judgment about the anticipated default rate on receivables owed to us as of the end of the reporting period. That judgment was based on uncollected account experience in prior years and our ongoing evaluation of the credit status of our customers and the communications industry in general.

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

Fair Value of Acquired Businesses - TMNG has acquired four professional service organizations over the last six years. A significant component of the value of these acquired businesses has been allocated to intangible assets. Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS No. 141") requires acquired businesses to be recorded at fair value by the acquiring entity. SFAS No. 141 also requires that intangible assets that meet the legal or separable criterion be separately recognized on the financial statements at their fair value, and provides guidance on the types of intangible assets subject to recognition. Determining the fair value for these specifically identified intangible assets involves significant professional judgment, estimates and projections related to the valuation to be applied to intangible assets like customer lists, employment agreements and trade names. The subjective nature of management's assumptions adds an increased risk associated with estimates surrounding the projected performance of the acquired entity. Additionally, as the Company amortizes the intangible assets over time, the purchase accounting allocation directly impacts the amortization expense the Company records on its financial statements.

Impairment of Goodwill and Long-lived Intangible Assets - Goodwill and other long-lived intangible assets arising from our acquisitions are subjected to periodic review for impairment. SFAS No. 142 "Goodwill and Other Intangible Assets" requires an annual evaluation at the reporting unit level of the fair value of goodwill and compares the calculated fair value of the reporting unit to its book value to determine whether impairment has been deemed to occur. Any impairment charge would be based on the most recent estimates of the recoverability of the recorded goodwill. If the remaining book value assigned to goodwill in an acquisition is higher than the estimated fair value of the reporting unit, there is a requirement to write down these assets. The determination of fair value requires management to make assumptions about future cash flows and discounted rates. These assumptions require significant judgment and estimations about future events and are thus subject to significant uncertainty. If actual cash flows turn out to be less than projected, we may be required to take further write-downs, which could increase the variability and volatility of our future results.

Revenue Recognition - We recognize revenue from time and material contracts in the period in which our services are performed. In addition to time and materials contracts, our other types of contracts include time and materials contracts not to exceed contract price, fixed fee contracts, and contingent fee contracts.

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

We also may enter into contingent fee contracts, in which revenue is subject to achievement of savings or other agreed upon results, rather than time spent. Due to the nature of contingent fee contracts, we recognize costs as they are incurred on the project and defer revenue recognition until the revenue is realizable and earned as agreed to by our clients. Although these contracts can be very rewarding, the profitability of these contracts is dependent on our ability to deliver results for our clients and control the cost of providing these services. Both of these types of contracts are typically more results-oriented and are subject to greater risk associated with revenue recognition and overall project profitability than traditional time and materials contracts. We did not enter into or deliver on any contingent fee contracts for the thirteen and twenty-six weeks ended July 1, 2006.

Stock-Based Compensation Expense - We grant stock options and non-vested stock to our employees and also provide employees the right to purchase our stock pursuant to an employee stock purchase plan. The benefits provided under these plans are share-based payment awards subject to the provisions of SFAS No. 123R "Share-Based Payment." Under SFAS No. 123R, we are required to make significant estimates related to determining the value of our stock-based compensation. Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock which is obtained from public data sources. For stock option grants issued during the thirteen and twenty-six weeks ended July 1, 2006, we used a weighted-average expected stock-price volatility of 83% and 75%, respectively. The expected term of options granted is based on the simplified method in accordance with the SEC's Staff Accounting Bulletin No. 107 ("SAB 107") as our historical share option exercise experience does not provide a reasonable basis for estimation. As such, we used a weighted-average expected option life assumption of 6 years.

If factors change and we develop different assumptions in the application of SFAS 123R in future periods, the compensation expense that we record under SFAS 123R may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved when using option pricing models to estimate stock-based compensation under SFAS 123R. Changes in the subjective input assumptions can materially affect our estimates of fair values of our stock-based compensation. Certain share-based payment awards, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, values may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. Although the fair value of employee share-based awards is determined in accordance with SFAS 123R and SAB 107 using an option pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Deferred Income Tax Assets - We have generated substantial deferred income tax assets primarily from the accelerated financial statement write-off of goodwill, the charge to compensation expense taken for stock options and net operating loss carry-forwards. For us to realize the income tax benefit of these assets, we must generate sufficient taxable income in future periods when such deductions are allowed for income tax purposes. In some cases where deferred taxes were the result of compensation expense recognized on stock options, our ability to realize the income tax benefit of these assets is also dependent on our share price increasing to a point where these options will be exercised. In assessing whether a valuation allowance is needed in connection with our deferred income tax assets, we have evaluated our ability to carry back tax losses to prior years that reported taxable income, and our ability to generate sufficient taxable income in future periods to utilize the benefit of the deferred income tax assets. Such projections of future taxable income require significant subjective judgments and estimates by us. As of July 1, 2006, cumulative valuation allowances in the amount of $28.8 million were recorded in connection with the net deferred income tax assets. We continue to evaluate the recoverability of the recorded deferred income tax asset balances. If we continue to report net operating losses for financial reporting in future years, no additional tax benefit would be recognized for those losses, since we would be required to increase our valuation allowance to offset such amounts.

RESULTS OF OPERATIONS

As discussed above in Critical Accounting Policies, on January 1, 2006, the Company adopted SFAS 123R using the modified prospective transition method. SFAS No. 123R requires the Company to recognize compensation expense for all share-based awards made to employees and non-employee directors. Compensation expense is based on the calculated fair value of the awards as measured at the grant date using the Black-Scholes-Merton option pricing model and is expensed ratably over the service period of the awards (generally the vesting period). For periods prior to the adoption of SFAS No. 123R, the Company utilized the intrinsic value methodology in accounting for stock-based compensation for employees and non-employee directors in accordance with the provisions of Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees," and related Interpretations.

THIRTEEN WEEKS ENDED JULY 1, 2006 COMPARED TO THIRTEEN WEEKS ENDED JULY 2, 2005

                                    REVENUES

Revenues increased 5.8% to $9.5 million for the thirteen weeks ended July 1, 2006 from $9.0 million for the thirteen weeks ended July 2, 2005. The increase in revenue is attributable to two elements: a significant increase of $3.0 million in the Company's strategy consulting practice, which includes revenue generated by the newly acquired Adventis Limited of $1.8 million; largely offset by a decrease in management consulting revenue of $2.1 million primarily due to the cancellation of a long-running major client project in the first quarter of 2006. During the thirteen weeks ended July 1, 2006, we provided services on 105 customer projects, compared to 107 projects performed in the thirteen weeks ended July 2, 2005. Average revenue per project was $91,000 in the thirteen weeks ended July 1, 2006, compared to $84,000 in the thirteen weeks ended July 2, 2005. The increase in average revenue per project was primarily attributable to a shift in the mix of business to more consultative versus resources and staffing projects in the thirteen weeks ended July 1, 2006. Our international revenue base substantially increased to 26.9% of revenues in the thirteen weeks ended July 1, 2006, from 6.7% in the thirteen weeks ended July 2, 2005, due largely to the acquisition of Adventis Limited, which primarily performs services in the United Kingdom, Germany, and China.

Revenues recognized in connection with fixed price engagements totaled $4.0 million and $2.4 million representing 42.3% and 26.7% of total revenue, for the thirteen weeks ended July 1, 2006 and July 2, 2005, respectively. The increase was due to the mix of our business shifting to more strategy projects, which are more likely to be structured as fixed price engagements.

                                COSTS OF SERVICES

Costs of services increased to $4.9 million for the thirteen weeks ended July 1, 2006, compared to $4.6 million for the thirteen weeks ended July 2, 2005. As a percentage of revenue, our gross margin was 49.1% for the thirteen weeks ended July 1, 2006, compared to 49.5% for the thirteen weeks ended July 2, 2005. The decrease in gross margin percentage was primarily attributable to the adoption of SFAS No. 123R effective January 1, 2006 which resulted in a reduction of gross margin percentage of 1.0% for the thirteen weeks ended July 1, 2006, compared to the thirteen weeks ended July 2, 2005. The incremental charges associated with SFAS No. 123R were offset by improvements in gross margin due to shift in the mix of services to more strategy engagements in relation to management consulting and resourcing engagements.

                               OPERATING EXPENSES

In total, operating expenses increased 56.6% to $7.7 million for the thirteen weeks ended July 1, 2006, from $4.9 million for the thirteen weeks ended July 2, 2005. Operating expenses include selling, general and administrative costs (inclusive of equity related charges), and intangible asset amortization.

Selling, general and administrative expense increased 53.1% to $7.4 million in the thirteen weeks ended July 1, 2006, compared to $4.9 million the thirteen weeks ended July 2, 2005. The increase primarily consists of an additional $1.9 million in selling, general and administrative expenses, relating to the Adventis Limited acquisition, and a $0.5 million increase in equity related charges. The increase in equity related charges is attributable to the adoption of SFAS No. 123R effective January 1, 2006. In addition we incurred increased recruiting and incentive compensation costs associated with growth in our strategy operating segment along with additional salaries, travel and entertainment expenses associated with investment in new clients and intellectual property, which were largely offset by continued involuntary headcount reductions in consultant personnel as we focus on the portfolio of our offerings.

Intangible asset amortization was $236,000 and $43,000 for the thirteen weeks ended July 1, 2006 and July 2, 2005, respectively. The $193,000 increase in amortization expense was due to the amortization of intangibles recorded in connection with the Adventis Limited acquisition as well as amortization of a marketing license agreement with S3 Matching Technologies, Inc. entered into during the fourth quarter of fiscal year 2005.

                            OTHER INCOME AND EXPENSES

Interest income was $546,000 and $379,000 for the thirteen weeks ended July 1, 2006 and July 2, 2005, respectively, and represented interest earned on invested balances. Interest income increased for the thirteen weeks ended July 1, 2006 as compared to the thirteen weeks ended July 2, 2005 due primarily to increases in interest rates from 2005 to 2006, which was partially offset by lower invested cash balances. We primarily invest in money market funds and investment-grade auction rate securities as part of our overall investment policy.

                                  INCOME TAXES

In the thirteen weeks ended July 1, 2006 and July 2, 2005, we recorded no income tax benefit related to our pre-tax losses in accordance with the provisions of SFAS No. 109 "Accounting for Income Taxes" which requires an estimation of the recoverability of the recorded income tax asset balances. We continue to evaluate the recoverability of our recorded deferred income tax asset balances. If we continue to report net operating losses for financial reporting, no additional tax benefit would be recognized for those losses, since we would be required to increase our valuation allowance to offset such amounts. We reported an income tax provision of $13,000 and $3,000 for the thirteen weeks ended July 1, 2006 and July 2, 2005, respectively, related to state tax expense.

                                NET INCOME (LOSS)

We had a net loss of $2.5 million for the thirteen weeks ended July 1, 2006, compared to net income of $30,000 for the thirteen weeks ended July 2, 2005. The loss is primarily attributable to an increase in selling, general and administrative expenses resulting from the Adventis Limited acquisition in the amount of $1.9 million and the impact of the adoption of SFAS No. 123R of $0.8 million.

TWENTY-SIX WEEKS ENDED JULY 1, 2006 COMPARED TO TWENTY-SIX WEEKS ENDED JULY 2, 2005

                                    REVENUES

Revenues increased 3.9% to $16.7 million for the twenty-six weeks ended July 1, 2006, from $16.1 million for the twenty-six weeks ended July 2, 2005. The increase in revenue is attributable to three elements: a significant increase of $4.7 million in the Company's strategy consulting practice, which includes revenues of Adventis Limited of $1.8 million; largely offset by a decrease in management consulting revenue of $3.6 million primarily due to the cancellation of a major long-running client project in the first quarter of 2006, as well as a reduction in revenues generated by our staffing practice during fiscal year 2006. During the twenty-six weeks ended July 1, 2006, we provided services on 143 customer projects, compared to 166 projects performed in the twenty-six weeks ended July 2, 2005. Average revenue per project was $117,000 in the twenty-six weeks ended July 1, 2006 compared to $97,000 in the twenty-six weeks ended July 2, 2005. The increase in average revenue per project was primarily attributable to a shift in the mix of business to more consultative versus resources and staffing projects in the twenty-six weeks ended July 1, 2006. Our international revenue base substantially increased to 16.6% of revenues for the twenty-six weeks ended July 1, 2006, from 6.6% in the twenty-six weeks ended July 2, 2005, due largely to the acquisition of Adventis Limited, which primarily performs services in the United Kingdom, Germany, and China.

Revenues recognized in connection with fixed price engagements totaled $7.4 million and $5.0 million representing 44.3% and 31.2% of total revenue, for the twenty-six weeks ended July 1, 2006 and July 2, 2005, respectively. The increase was due to the mix of our business shifting to more strategy opportunities, which are more likely to be structured as fixed fee or contingent fee engagements.

                                COST OF SERVICES

Direct costs of services increased to $8.4 million for the twenty-six weeks ended July 1, 2006 compared to $8.0 million for the twenty-six weeks ended July 2, 2005. As a percentage of revenue, our gross margin was 49.7% for the twenty-six weeks ended July 1, 2006, compared to 50.4% for the twenty-six weeks ended July 2, 2005. The decrease in gross margin percentage was primarily attributable to the adoption of SFAS No. 123R effective January 1, 2006 which resulted in a reduction of gross margin percentage of 2.0% for the twenty-six weeks ended July 1, 2006, compared to a reduction in the amount of 0.4% for the twenty-six weeks ended July 2, 2005. The incremental charges associated with SFAS No. 123R were offset by improvements in gross margin due to shift in the mix of services to more strategy engagements in relation to management consulting and resourcing engagements.

                               OPERATING EXPENSES

In total, operating expenses increased 41.2% to $13.4 million for the twenty-six weeks ended July 1, 2006, from $9.5 million for the twenty-six weeks ended July 2, 2005. Operating expenses include selling, general and administrative costs (inclusive of equity related charges), and intangible asset amortization.

Selling, general and administrative expense increased 41.6% to $13.0 million in the twenty-six weeks ended July 1, 2006, compared to $9.2 million the twenty-six weeks ended July 2, 2005. The increase primarily consists of an additional $1.9 million in selling, general and administrative expenses, relating to the Adventis Limited acquisition, and an $0.8 million increase in equity related charges. The increase in equity related charges is attributable to the adoption of SFAS No. 123R effective January 1, 2006. In addition we incurred $1.1 million in compensation and recruiting costs as we added senior executives in support of our expanded strategy and cable practices.

Intangible asset amortization was $351,000 and $202,000 for the twenty-six weeks ended July 1, 2006 and July 2, 2005, respectively. The $149,000 increase in amortization expense was due to the amortization of intangibles recorded in connection with the Adventis Limited acquisition as well as amortization of a marketing license agreement with S3 Matching Technologies, Inc. entered into during the fourth quarter of fiscal year 2005.

                            OTHER INCOME AND EXPENSES

Interest income was $1,081,000 and $703,000 for the twenty-six weeks ended July 1, 2006 and July 2, 2005, respectively, and represented interest earned on invested balances. Interest income increased for the twenty-six weeks ended July 1, 2006 as compared to the twenty-six weeks ended July 2, 2005 due primarily to increases in interest rates from 2005 to 2006, which was partially offset by lower invested cash balances. We primarily invest in money market funds and investment-grade auction rate securities as part of our overall investment policy.

                                  INCOME TAXES

In the twenty-six weeks ended July 1, 2006 and July 2, 2005, we recorded no income tax benefit related to our pre-tax losses in accordance with the provisions of SFAS No. 109 "Accounting for Income Taxes" which requires an estimation of the recoverability of the recorded income tax asset balances. We continue to evaluate the recoverability of our recorded deferred income tax asset balances. If we continue to report net operating losses for financial reporting, no additional tax benefit would be recognized for those losses, since we would be required to increase our valuation allowance to offset such amounts. We reported an income tax provision of $34,000 and $18,000 for the twenty-six weeks ended July 1, 2006 and July 2, 2005, respectively, related to state tax expense.

                                    NET LOSS

We had a net loss of $4.0 million for the twenty-six weeks ended July 1, 2006, compared to a net loss of $0.6 million for the twenty-six weeks ended July 2, 2005. The loss is primarily attributable to a significant increase in selling, general and administrative expenses resulting from the Adventis Limited acquisition in the amount of $1.9 million and the impact of the adoption of SFAS No. 123R in the amount of $1.5 million.

                         LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $5.9 million and $1.2 million for the twenty-six weeks ended July 1, 2006 and July 2, 2005, respectively. Of the $5.9 million used in operating activities during fiscal year 2006, $1.9 million relates to our operating losses excluding non-cash items and $4.0 million relates to net increases in working capital. Operating losses from Adventis Limited generated $0.9 million of the operating losses in the first half of 2006. Increases in working capital during the twenty-six weeks ended July 1, 2006 relate significantly to the operational logistics of integrating billing operations for Adventis Limited and receiving VAT registration numbers. We were required to apply for VAT registration numbers for our newly acquired entity and were precluded from billing customers in the United Kingdom and Germany until the registration numbers were received, which had the impact of delaying client invoicing and related collections. VAT registration numbers for our United Kingdom and Germany operations are now in place. Cash used in operating activities for the twenty-six weeks ended July 2, 2005 related primarily to operating losses and funding of working capital requirement for the business.

Net cash provided by investing activities was $1.3 million and $1.8 million for the twenty weeks ended July 1, 2006 and July 2, 2005, respectively. This includes net proceeds from sales and reinvestments of auction rate securities of $3.0 million and $2.1 million in the twenty -six weeks ended July 1, 2006 and July 2, 2005, respectively. Net cash provided by investing activities was partially offset by our acquisition of Adventis Limited in the amount of $1.3 million during the second quarter of 2006. Additionally cash used in investing activities was $286,000 and $206,000 for the twenty-six weeks ended July 1, 2006 and July 2, 2005, respectively, related to the capitalization of office equipment, software and computer equipment.

Net cash provided by financing activities was $16,000 in the twenty-six weeks ended July 1, 2006, and related to proceeds received from the exercise of employee stock options and purchases under the Company's Employee Stock Purchase Plan, partially offset by payments made on long-term obligations. Net cash used in financing activities was $122,000 in the twenty-six weeks ended July 2, 2005, and related to payments made by the Company on the current portion of its capital lease obligations, partially offset by proceeds received from the exercise of stock options and purchases under the Company's Employee Stock Purchase Plan.

At July 1, 2006, we had approximately $42.1 million in cash, cash equivalents, and short-term investments. We believe we have sufficient cash and short-term investments to meet anticipated cash requirements, including anticipated capital expenditures, consideration for possible acquisitions, and any future operating losses that may be incurred, for at least the next 12 months. Should our cash and short-term investments prove insufficient we might need to obtain new debt or equity financing to support our operations or complete acquisitions. We have established a flexible model that provides a lower fixed cost structure than most consulting firms, enabling us to scale operating cost structures more quickly based on market conditions. Our strong cash position and absence of long-term debt have enabled us to weather adverse conditions in the telecommunications industry and to make investments in intellectual property we believe are enabling us to capitalize on the current recovery and transformation of the industry; however, if the industry and demand for our consulting services do not continue to rebound and we continue to experience negative cash flow, we could experience liquidity challenges at some future point.

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

We do not have material exposure to market related risks. Foreign currency exchange rate risk may become material given U.S. dollar to foreign currency exchange rate changes as well as significant increases in international engagements denominated in the local currency of our clients due to Adventis Limited acquisition.

ITEM 4. CONTROLS AND PROCEDURES

A review and evaluation was performed by our management, including our Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, were effective. There were no significant changes in our internal control over financial reporting during the thirteen week period ended July 1, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, we took no corrective measures.

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

In June 1998, the bankruptcy trustee of a former client, Communications Network Corporation, sued TMNG for a total of $320,000 in the U.S. Bankruptcy Court in New York seeking recovery of $160,000 alleging an improper payment of consulting fees paid by the former client during the period from July 1, 1996, when an involuntary bankruptcy proceeding was initiated against the former client, through August 6, 1996, when the former client agreed to an order for relief in the bankruptcy proceeding, and $160,000 in consulting fees paid by the former client after August 6, 1996. The bankruptcy trustee also sued us for at least $1.85 million for breach of contract, breach of fiduciary duties and negligence. In March 2006, we reached a settlement agreement with the bankruptcy trustee whereby we agreed to pay the trustee $255,000 in exchange for being released from all potential liability under the suits discussed above. Payment to the bankruptcy trustee was made in April 2006.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          TMNG HELD AN ANNUAL MEETING OF STOCKHOLDERS ON JUNE 22, 2006.

1. The stockholders approved the election of the three directors nominated by our nominating committee. The votes cast for and withheld from each nominee were as follows:

                         FOR       WITHHELD
                     ----------   ---------
William M. Matthes   29,488,792   4,553,180
Micky K. Woo         32,631,903   1,410,069
Robert J. Currey     33,467,158     574,814

2. The stockholders ratified the appointment of Deloitte & Touche LLP as independent registered public accounting firm for the Company for the 2006 fiscal year by a vote of 32,470,796 shares in favor of the appointment; 1,460,865 shares against the appointment and 110,311 shares abstaining.

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

           SIGNATURE                         TITLE                     DATE
           ---------                         -----                     ----


/s/ RICHARD P. NESPOLA           Chairman, President and Chief   August 15, 2006
------------------------------   Executive Officer
Richard P. Nespola


/s/ DONALD E. KLUMB              Chief Financial Officer and     August 15, 2006
------------------------------   Treasurer
Donald E. Klumb                  (Principal financial officer
                                 and principal accounting
                                 officer)