Form 10-Q
period 2006-09-30
MANAGEMENT NETWORK GROUP INC
filed 2007-05-14
CIK 1094814

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number: 0-27617
THE MANAGEMENT NETWORK GROUP, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	48-1129619

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7300 COLLEGE BLVD., SUITE 302, OVERLAND PARK, KS 66210
(Address of principal executive offices) (Zip Code)
913-345-9315
Registrant’s telephone number, including area code
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑ This Quarterly Report on Form 10-Q and the registrant’s Annual Report on Form 10-K for the year ended December 30, 2006 are being filed late.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
☐ Large Accelerated Filer       ☐ Accelerated Filer       ☑ Non-Accelerated Filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act) ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
As of May 10, 2007 TMNG had outstanding 35,798,920 shares of common stock.

EXPLANATORY NOTE
In this Quarterly Report on Form 10-Q for the interim period ended September 30, 2006 (the “Form 10-Q”), The Management Network Group, Inc. (“TMNG” or the “Company”) is restating its condensed consolidated balance sheet as of December 31, 2005, the related condensed consolidated statements of operations and comprehensive loss for the thirteen and thirty-nine weeks ended October 1, 2005, and the related condensed consolidated statement of cash flows for the thirty-nine weeks ended October 1, 2005 for the effects of errors in accounting for share-based compensation.
On November 13, 2006, the Company announced that following an initial internal review of its stock option practices the Company’s Board of Directors had appointed a Special Committee of outside directors (the “Special Committee”) to conduct a full investigation of the Company’s past stock option granting practices and related accounting (the “Independent Investigation”). The Company also announced that in light of the Special Committee’s review the Company would not be in a position to file the September 30, 2006 Form 10-Q on the due date therefor. On January 19, 2007, the Company announced that management and the Audit Committee of the Board of Directors had reached a preliminary conclusion that incorrect measurement dates were used for financial accounting purposes for certain stock option grants and nonvested stock awards and that the Company may need to restate its historical financial statements. Accordingly, management of the Company concluded, and the Audit Committee of the Company’s Board of Directors agreed, that the Company’s financial statements and the related reports or interim reviews of the Company’s independent registered public accounting firm and all earnings press releases and similar communications issued by the Company relating to the periods 1999 through 2005 and the first and second quarters of 2006 should no longer be relied upon. On April 4, 2007, the Company announced the completion of the Independent Investigation. The key results of the Independent Investigation are discussed below.
As a result of the internal review and the Independent Investigation, management has concluded, and the Audit Committee of the Board of Directors concurs, that incorrect measurement dates were used for financial accounting purposes for a majority of stock option grants and nonvested stock awards made in prior periods. Therefore, the Company is restating previously filed financial statements to record additional non-cash share-based compensation expense and the related tax effects. These adjustments had an impact on the statement of operations, after tax, of $0.4 million and $1.3 million in fiscal years 2005 and 2004, respectively, and $0.3 million for the thirty-nine weeks ended October 1, 2005. In addition, we recorded an increase of $7.0 million, after tax, in accumulated deficit as of January 3, 2004 to reflect the cumulative effect of the error.
The Company has also filed its Annual Report on Form 10-K for the year ended December 30, 2006 with the Securities and Exchange Commission (the “2006 Form 10-K”) concurrently with the filing of this Form 10-Q. In its 2006 Form 10-K, the Company has restated its consolidated balance sheet as of December 31, 2005 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the fiscal years ended December 31, 2005 and January 1, 2005, as well as each of the interim periods in those fiscal years presented as supplemental information. The Company also intends to file amended Quarterly Reports on Form 10-Q/A for the first and second quarters of fiscal year 2006 (the “2006 Forms 10-Q/A”). In its 2006 Forms 10-Q/A, the Company will restate its condensed consolidated balance sheets as of December 31, 2005, April 2, 2005, July 2, 2005, April 1, 2006 and July 1, 2006. In addition, in its 2006 Forms 10-Q/A the Company will restate its condensed consolidated statements of operations and comprehensive income (loss) for the thirteen weeks ended April 2, 2005 and April 1, 2006, and the thirteen and twenty-six weeks ended July 2, 2005, and July 1, 2006. In its 2006 Forms 10-Q/A, the Company will restate the related condensed consolidated statements of cash flows for the thirteen weeks ended April 2, 2005 and April 1, 2006, and the twenty-six weeks ended July 2, 2005, and July 1, 2006. The Company does not intend to amend any other previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q affected by the restatement; accordingly, such reports and the related reports of our independent registered public accounting firm should no longer be relied upon.
Special Committee’s Independent Investigation
The Special Committee together with its independent counsel and forensic accountants reviewed the facts and circumstances surrounding all stock option grants and nonvested stock awards made by the Company between November 1, 1999 (prior to the date of the Company’s initial public offering) and October 2, 2006 (the “review period”). The Board of Directors did not place any limitations on the scope of the Special Committee’s review. The Special Committee and its advisors were given complete access to all electronic and other documents maintained by the Company and its employees and received full cooperation from management. The Special Committee’s investigative team searched more than one million physical and electronic documents, reviewed more than 270,000 physical and electronic documents, and interviewed more than 20 current and former directors, officers, employees, and advisors.
The Special Committee’s investigation identified a large number of grants for which grant dates were intentionally selected in order to obtain favorable exercise prices. The grant dates for these grants were selected to reflect the Company’s stock price at a date prior to the actual grant date or measurement date. The vast majority of these options that were retroactively priced were granted to non-management employees. The Special Committee found that there was a widespread misconception among personnel responsible for making, processing and approving grants that the Company’s practices were proper, and that there was also widespread unawareness of the accounting consequences of the Company’s practices.

The Special Committee made several recommendations to the Board of Directors for improvements in the Company’s stock option process, corporate governance practices, disclosure controls and procedures and internal controls. As discussed below, the Board of Directors has adopted each of these recommendations, and the Company has implemented or is in the process of implementing each of these recommendations, and the identified weaknesses in the stock option granting process have been remediated.
The Special Committee found no evidence of intent to defraud, fraudulent misconduct or intentional filing of misleading financial statements or other public disclosures. The Special Committee also found that incorrect dating of stock options did not result in any direct financial gain to any current executive officer or director. None of the current executive officers or directors who received stock options that were incorrectly dated (seven grants in total during the seven year period reviewed) exercised those stock options. All seven incorrectly dated stock option grants made to current executive officers or directors have been voluntarily surrendered and cancelled. The Special Committee did not recommend the termination or resignation of any member of management or the Board of Directors.
Measurement Date Analysis
The Independent Investigation involved an analysis of the measurement dates for all 856 stock option grants and nonvested stock awards made during the review period. These grants were made on 195 unique dates. The period reviewed began before the date of the Company’s initial public offering on November 23, 1999 and covered all stock option grants and nonvested stock awards made through the date that the Board of Directors suspended stock option grants pending completion of the investigation.
The grants during the relevant period were organized into categories based on grant type and process by which the grant was finalized. A total of 16 major categories, and a number of subcategories, were established for the 856 grants made during the review period. The Special Committee analyzed the evidence related to each category of grant including, but not limited to, electronic and physical documents, document metadata, and witness interviews. Based on the relevant facts and circumstances, the Special Committee through its advisors, and the Company, applied the relevant generally accepted accounting principles together with guidance publicly issued by the Securities and Exchange Commission (“SEC”) to determine the proper measurement date for every grant within each category. If the measurement date was not the originally assigned and recorded grant date, accounting adjustments were made as required, resulting in stock-based compensation expense and related tax effects.
Most stock option grants, other than those made to executive officers and directors, were made by management under an apparent or de facto delegation of such authority by the Board of Directors. Although reports with respect to stock option grants were provided to the Board of Directors from time to time, the Company has concluded that the recipients and terms of most grants generally were fixed for accounting purposes before these reports were provided to the Board. Thus, the Company has concluded that the measurement dates for these grants generally occurred when management’s process for allocating and issuing these grants was completed rather than the date the Board of Directors became aware of the grant.
See the section titled “Special Committee Review into Stock Option Grant Practices and Restatement” in Part I, Item 2 and Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements of this Form 10-Q for a further discussion of this matter.

THE MANAGEMENT NETWORK GROUP, INC.
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THE MANAGEMENT NETWORK GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	September 30,	December 31,
	2006	2005
		As Restated (1)
CURRENT ASSETS:
Cash and cash equivalents	$9,510	$10,951
Short-term investments	31,100	38,700
Receivables:
Accounts receivable	6,200	3,886
Accounts receivable — unbilled	3,919	2,559

	10,119	6,445
Less: Allowance for doubtful accounts	(367)	(296)

	9,752	6,149
Prepaid and other assets	2,002	1,379

Total current assets	52,364	57,179

Property and equipment, net	1,227	900
Goodwill	14,861	13,365
Licenses and other identifiable intangible assets, net	1,562	1,651
Other assets	1,029	454

Total Assets	$71,043	$73,549

CURRENT LIABILITIES:
Trade accounts payable	$1,495	$1,025
Accrued payroll, bonuses and related expenses	2,874	1,136
Other accrued liabilities	2,083	1,893
Unfavorable and other lease obligations	638	628

Total current liabilities	7,090	4,682

Unfavorable and other lease obligations	2,354	2,819

STOCKHOLDERS’ EQUITY
Common Stock:
Voting — $.001 par value, 100,000,000 shares authorized; 35,939,417 (including 136,602 treasury shares) and 35,705,520 shares issued and outstanding on September 30, 2006 and December 31, 2005, respectively	36	36
Preferred Stock — $.001 par value, 10,000,000 shares authorized, no shares issued or outstanding
Additional paid-in capital	170,859	168,338
Accumulated deficit	(109,229)	(101,951)
Treasury stock, at cost	(241)
Accumulated other comprehensive income -
Foreign currency translation adjustment	174	147
Unearned compensation		(522)

Total stockholders’ equity	61,599	66,048

Total Liabilities and Stockholders’ Equity	$71,043	$73,549

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements.
See notes to condensed consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(unaudited)

	For the Thirteen		For the Thirty-nine
	Weeks Ended		Weeks Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
		As Restated (1)		As Restated (1)
Revenues	$8,691	$8,057	$25,395	$24,141

Cost of services (includes non-cash share-based compensation expense of $142 and $42 for the thirteen weeks ended September 30, 2006 and October 1, 2005, respectively, and $513 and $223 for the thirty-nine weeks ended September 30, 2006 and October 1, 2005, respectively)	4,687	3,888	13,129	11,982

Gross profit	4,004	4,169	12,266	12,159

Operating Expenses:
Selling, general and administrative (includes non-cash share-based compensation expense of $808 and $49 for the thirteen weeks ended September 30, 2006 and October 1, 2005, respectively, and $2,159 and $605 for the thirty-nine weeks ended September 30, 2006 and October 1, 2005, respectively)	7,455	4,533	20,578	13,898
Intangible asset amortization	215	42	566	245
Legal settlements	(62)		(31)
Real estate restructuring				75

Total operating expenses	7,608	4,575	21,113	14,218

Loss from operations	(3,604)	(406)	(8,847)	(2,059)
Other Income:
Interest income	528	424	1,609	1,127
Other, net			(1)	110

Total other income	528	424	1,608	1,237

(Loss) income before income tax provision	(3,076)	18	(7,239)	(822)
Income tax provision	(5)	(13)	(39)	(31)

Net (loss) income	(3,081)	5	(7,278)	(853)

Other comprehensive item -
Foreign currency translation adjustment	(23)	26	27	(165)

Comprehensive (loss) income	$(3,104)	$31	$(7,251)	$(1,018)

Net (loss) income per common share
Basic and diluted	$(0.09)	$0.00	$(0.20)	$(0.02)

Shares used in calculation of net (loss) income per common share
Basic	35,764	35,156	35,713	35,079

Diluted	35,764	35,481	35,713	35,079

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements.
See notes to condensed consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	For the Thirty-Nine Weeks Ended
	September 30,	October 1,
	2006	2005
		As Restated (1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,278)	$(853)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	885	622
Share-based compensation	2,672	828
Bad debt expense	211	(17)
Other changes in operating assets and liabilities, net of business acquisition:
Accounts receivable	(1,450)	(185)
Accounts receivable — unbilled	(1,360)	(398)
Prepaid and other assets	(970)	865
Trade accounts payable	(448)	(388)
Accrued liabilities	1,010	107

Net cash (used in) provided by operating activities	(6,728)	581

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(9,200)	(7,350)
Proceeds from maturities and sales of short-term investments	16,800	8,350
Acquisition of business, net of cash acquired	(1,509)
Acquisition of property and equipment	(517)	(288)

Net cash provided by investing activities	5,574	712

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments made on unfavorable lease obligations	(444)	(576)
Proceeds from exercise of stock options	297	452
Repurchase of common stock	(241)
Issuance of common stock through employee stock purchase plan	74	88

Net cash used in financing activities	(314)	(36)

Effect of exchange rate on cash and cash equivalents	27	(165)

Net (decrease) increase in cash and cash equivalents	(1,441)	1,092
Cash and cash equivalents, beginning of period	10,951	10,882

Cash and cash equivalents, end of period	$9,510	$11,974

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$1	$3

Cash paid during period for taxes, net	$11	$31

Accrued property and equipment additions	$10

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements.
See notes to condensed consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Reporting and Significant Accounting Policies
The condensed consolidated financial statements and accompanying notes of The Management Network Group, Inc. (“TMNG” or the “Company”) as of September 30, 2006, and for the thirteen and thirty-nine weeks ended September 30, 2006 and October 1, 2005, are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Consequently, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements nor those normally made in the Company’s annual report on Form 10-K. Accordingly, reference should be made to the Company’s annual consolidated financial statements and notes thereto for the fiscal year ended December 30, 2006, included in the 2006 Annual Report on Form 10-K being filed concurrently with this Form 10-Q with the Securities and Exchange Commission (“SEC”) for additional disclosures, including a summary of the Company’s accounting policies. The Condensed Consolidated Balance Sheet as of December 31, 2005 has been derived from the audited Consolidated Balance Sheet at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.
Research and Development Costs — Expenditures relating to development of new offerings and services are expensed as incurred. Research and development costs (exclusive of associated sales and marketing related costs) in the thirty-nine weeks ended September 30, 2006 were $281,000 and in the thirteen weeks and thirty-nine weeks ended October 1, 2005 were $315,000 and $777,000, respectively. There were no research and development costs incurred during the thirteen weeks ended September 30, 2006.
Share-Based Compensation — Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” which revised Statement of Financial Accounting Standards No. 123, “Accounting for Stock-based Compensation.” SFAS No. 123R requires all share-based payment transactions with employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period based on their relative fair values.
Prior to the adoption of SFAS No. 123R, share-based compensation expense related to employee stock options was not recognized in the statement of operations if the exercise price was at least equal to the market value of the common stock on the grant date, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” as if the fair-value-based method had been applied in measuring compensation expense.
The Company elected to use the Modified Prospective Application method for implementing SFAS No. 123(R). The modified prospective transition method requires that share-based compensation expense be recorded for all new and unvested stock options, nonvested stock, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of the Company’s fiscal year 2006. Share-based compensation expense for awards granted prior to adoption of SFAS No. 123R is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123. See Note 5 for a full discussion of the Company’s share-based compensation arrangements.
We restated our consolidated financial statements as a result of improper dating of historical stock option grants and nonvested stock awards. Our selection of the methodology to determine the most likely measurement dates of stock option grants involved judgment and careful evaluation of all available relevant facts and circumstances for each historical grant. We believe we have used the most appropriate methodology.
The methodology used in determining the most likely accounting measurement dates for stock option grants is summarized below. The measurement date is the first date on which the number of shares that a recipient is entitled to receive and the option price are known with finality. In general, the hierarchy for determining the measurement date was as follows:
(1) The date of Board of Directors (or Compensation Committee) approval of the number of shares and the exercise price for grants where there was no evidence of subsequent changes to the grant list or exercise price and where apparent prior notification of the principal terms of the grants had not been given to the recipient.
(2) The date of management approval of the number of shares and the exercise price for grants where there was clear evidence that the terms of the grants had been determined with finality by management and where the grants were not subject to subsequent Board of Directors approval and there was no evidence of subsequent changes to the grant list or exercise price.
(3) The date of communication of the principal terms of the grant to the recipients where it was not apparent that the terms had previously been determined with finality by either the Board of Directors or management and there was no clear indication that the terms had been determined by management with finality prior to such date.
(4) The date of satisfaction of a condition precedent to the grant (such as commencement of employment, execution of an employment agreement, closing a transaction, etc.) where the principal terms of a grant had been determined with finality, either by number or formula, prior to the occurrence of the condition precedent.
(5) The date of notification to the Company’s human resources department that a grant had been made where there was no clear evidence of the date the recipient was notified of the principal terms of the grant (e.g., where the recipient was notified by phone or in person) or the date that management had determined the terms with finality and where the terms had not previously been determined by the Board of Directors.
With respect to any grants made by the Company on a group basis, the Company reviewed evidence of any changes to the individual grant recipients or amount of shares granted after that date and evaluated whether any such changes should delay the accounting measurement date on an individual grant basis or for the entire list. Factors considered in evaluating whether it would be appropriate to delay the measurement date until the list was final included the number and frequency of any changes as well as the reason for any changes and if the changes were to correct administrative errors.
In applying the methodology, the Company revised the accounting measurement dates for many grants which resulted in exercise prices that were less than the fair market value of the stock on the revised accounting measurement dates.
The aforementioned methodology for determining the accounting measurement date was used to determine the most likely measurement date based on the available information. Many measurement date conclusions are dependent on the facts and circumstances of each stock option grant and involved the application of judgment.
Restatement — The Notes to Condensed Consolidated Financial Statements have been revised, as appropriate, for the effects of the restatement described in Note 2.
Recent Accounting Pronouncements
In March 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. The Company presents sales net of sales taxes. The Company currently collects value added tax (VAT) on revenues generated in the United Kingdom. These collections are recognized in the income statement on a net basis. The Company does not intend to change this policy, therefore this Issue will not have an impact on the Company’s consolidated financial statements.
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is not more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening accumulated deficit. The Company expects that the cumulative effect on the December 31, 2006 balances of current liabilities and accumulated deficit will be immaterial and that the requirements of FIN 48 will result in an immaterial adjustment to expense in fiscal year 2007. However, FIN 48 may add volatility to the Company’s effective tax rate and therefore its expected income tax expense in future periods.
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The impact of this adoption will not be material to the Company’s consolidated financial statements.
In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance regarding the consideration given to prior year misstatements when determining materiality in current year financial statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The impact of applying SAB No. 108 was not material to the Company’s consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Any adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to accumulated deficit as of the date of initial adoption. We are currently evaluating the impact of adopting this statement on the Company’s consolidated financial statements.

2. Restatement of Condensed Consolidated Financial Statements
On November 13, 2006, the Company announced that following an initial internal review of its stock option practices the Company’s Board of Directors had appointed a Special Committee of outside directors (the “Special Committee”) to conduct a full investigation of the Company’s past stock option granting practices and related accounting (the “Independent Investigation”). The Company also announced that in light of the Special Committee’s review the Company would not be in a position to file the September 30, 2006 Form 10-Q on the due date therefor. On January 19, 2007, the Company announced that management and the Audit Committee of the Board of Directors had reached a preliminary conclusion that incorrect measurement dates were used for financial accounting purposes for certain stock option grants and nonvested stock awards and that the Company may need to restate its historical financial statements. The key findings of the Independent Investigation included the following:
•	the originally assigned and recorded grant dates for 582 of the 856 grants made during the review period were not the proper measurement dates;

•	these grants constituted approximately 8,479,129 stock options and shares of nonvested stock (57% of the total of the stock options and shares of nonvested stock) granted during the review period;

•	the cumulative effect of misdated options and nonvested stock (after taxes and net of forfeitures) was $8.6 million as of December 31, 2005, including an impact on the statement of operations, after tax, of $0.4 million and $1.3 million in fiscal years 2005 and 2004, respectively, and $0.3 million for the thirty-nine weeks ended October 1, 2005.

•	approximately 94% of the misdated grants, in terms of both number of grants and number of option and shares of nonvested stock, were made prior to 2004;

•	there was no evidence of intent to defraud, fraudulent misconduct or intentional filing of misleading financial statements or other public disclosures;

•	no improperly dated options received by executive officers or directors were exercised (these were limited to seven grants which were voluntarily surrendered and cancelled in April 2007);

•	incorrect dating of stock options did not result in any direct financial gain to current executive officers or directors; and

•	major contributing factors to the Company’s stock option-related errors included: (i) accounting controls and procedures were inadequate to ensure the accurate reporting of expenses related to stock option grants and nonvested stock awards; (ii) inadequate communication between the Board, management, accounting personnel, and non-accounting personnel; (iii) inadequate training of both accounting and non-accounting personnel; (iv) non-accounting staff were not provided sufficient guidance with respect to the proper recording of grant dates; (v) accounting staff were not provided sufficient information with respect to the actual grant dates or measurement dates of stock options; (vi) accounting staff placed undue reliance on the information recorded by the Company’s non-accounting staff in the Company’s stock plan management and reporting software, and (vii) many of the grants, other than grants to executive officers and directors, were made by management without Board of Director approval of the specific terms of each individual grant.
As a result of the internal review and the Independent Investigation, management has concluded, and the Audit Committee of the Board of Directors concurs, that incorrect measurement dates were used for financial accounting purposes for a majority of stock option grants and nonvested stock awards made in prior periods. As a result, the Company has restated its condensed consolidated balance sheet as of December 31, 2005, its condensed consolidated statements of operations and comprehensive income (loss) for the thirteen and thirty-nine weeks ended October 1, 2005, and the related condensed consolidated statement of cash flows for the thirty-nine weeks ended October 1, 2005.

The Company is restating previously issued financial statements to record additional non-cash share-based compensation expense and the related tax effects. These adjustments had an impact on the statement of operations, after tax, of $0.4 million and $1.3 million in fiscal years 2005 and 2004, respectively. In addition, we recorded an increase of $7.0 million, after tax, in accumulated deficit as of January 3, 2004 to reflect the cumulative effect of the error. The following table presents the adjustments by year (in thousands):

	Share-Based Compensation
	Adjustments			As previously	As restated, net of
	Pre-tax	Tax effect	Net of tax	reported, net of tax	tax
1998	$46	$(19)	$27	$157	$184
1999	(30)	12	(18)	2,602	2,584
2000	2,617	(1,045)	1,572	2,556	4,128
2001	3,263	(1,292)	1,971	853	2,824
2002	2,110	(843)	1,267	269	1,536
2003	199	2,001	2,200	2,337	4,537

Sub-total, 1998-2003			7,019
2004	1,275		1,275	1,163	2,438
2005	352		352	718	1,070
First Quarter 2006	65		65	703	768
Second Quarter 2006	109		109	845	954

Total	$10,006	$(1,186)	$8,820

The following table presents the adjustments by quarter for fiscal year 2005 through the thirty-nine weeks ended October 1, 2005 (in thousands):

	Share-Based Compensation
	Adjustments			As previously	As restated, net of
	Pre-tax	Tax effect	Net of tax	reported, net of tax	tax
First Quarter 2005	141		141	223	364
Second Quarter 2005	139		139	234	373
Third Quarter 2005	19		19	72	91

Total	$299		$299

The following table presents the effects of the share-based compensation and related tax adjustments made to the Company’s previously reported condensed consolidated statements of operations (in thousands, except share and per share amounts):

	Thirteen Weeks Ended October 1, 2005			Thirty-nine Weeks Ended October 1, 2005
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Cost of services	$3,858	$30	$3,888	$11,840	$142	$11,982
Gross profit	4,199	(30)	4,169	12,301	(142)	12,159
Selling, general and administrative	4,544	(11)	4,533	13,741	157	13,898
Total operating expenses	4,586	(11)	4,575	14,061	157	14,218
Loss from operations	(387)	(19)	(406)	(1,760)	(299)	(2,059)
Income (loss) before income tax provision	37	(19)	18	(523)	(299)	(822)

Net (loss) income	24	(19)	5	(554)	(299)	(853)

Comprehensive (loss) income	$50	$(19)	$31	$(719)	$(299)	$(1,018)
Net (loss) income per common share:
Basic and diluted	$0.00	$0.00	$0.00	$(0.02)	$0.00	$(0.02)

Diluted shares used in calculation of net (loss) income per share	35,525	(44)	35,481	35,079		35,079
The following table presents the effects of the share-based compensation and related tax adjustments made to the Company’s previously reported condensed consolidated balance sheet as of December 31, 2005 (in thousands):

	December 31, 2005
	As Reported	Adjustments	As Restated
Additional paid-in capital	$159,586	$8,752	$168,338
Accumulated deficit	(93,305)	(8,646)	(101,951)
Unearned compensation	(416)	(106)	(522)

The following table presents the effects of the share-based compensation and related tax adjustments made to the Company’s previously reported condensed consolidated statement of cash flows for the thirty-nine weeks ended October 1, 2005 (in thousands):

	Thirty-nine Weeks Ended October 1, 2005
	As Reported	Adjustments	As Restated
Net loss	$(554)	$(299)	$(853)
Share-based compensation	529	299	828
3. Business Combinations
On April 3, 2006, TMNG acquired the business and primary assets of Adventis Ltd., the international operations of Adventis Corporation, a Delaware corporation and the parent of Adventis Ltd., a global consulting firm specializing in the interrelated sectors of telecom, technology and digital media. Adventis is a strategy consulting practice, with service offerings including analyses of industry and competitive environments; product and distribution strategies; finance, including business case development, modeling, cost analysis and benchmarking; and due diligence and risk assessment. The acquired international operations of Adventis Ltd. consisted of 27 consultants located in London, Berlin, and Shanghai with revenues from clients in Europe and Asia. The transaction was valued at a purchase price of approximately $1.93 million, with approximately $1.5 million paid in cash at closing, plus the assumption of approximately $432,000 in net working capital deficiency, which included $269,000 in professional fees and other costs related directly to the acquisition.
The measurement of the respective assets and liabilities recognized in connection with the acquisitions has been made in accordance with the provisions of SFAS No. 141, Business Combinations. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of acquisitions. The allocation assigned to identifiable intangible assets was determined with the assistance of an independent appraisal firm.
AT APRIL 3, 2006
(AMOUNTS IN THOUSANDS)

Current assets	$1,393
Property, plant and equipment	126
Employment agreements	35
Customer backlog	168
Trade name	102
Goodwill	1,496

Total assets acquired	3,320

Current liabilities assumed	1,825

Net assets acquired	$1,495

Following the Company’s purchase of the assets of Adventis Ltd., on July 24, 2006 TMNG acquired certain US-based assets of Adventis Corporation for $172,000, including acquisition costs. The purchased assets include all intellectual property owned or licensed by Adventis Corporation and the hardware or devices on which it is stored (including all trademarks, service marks and logos, trades secrets and methods, client information, rights to the Adventis Corporation Web site, Board of Advisors rights, and the Adventis Corporation name).
Subsequent to the third quarter of fiscal year 2006, the Company recognized a $2.1 million charge for the impairment of the carrying amount of Adventis Ltd. The impairment charge was the result of lower than expected operating results coupled with a reduction in the size and scope of operations which impacted our assessment of future cash flows of the Adventis business. In the fourth quarter of 2006, the Company performed its annual impairment test for Adventis goodwill in accordance with SFAS No. 142 “Accounting for Goodwill and Other Intangible Assets.” Based on an analysis of projected future cash flows and utilizing the assistance of an outside valuation firm, the Company determined that the carrying value of goodwill acquired in the Adventis acquisition exceeded its fair market value and recorded an impairment loss of $1.5 million to write-off the balance. In conjunction with the SFAS No. 142 annual impairment test, the Company evaluated other intangible assets for potential impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with the provisions of SFAS No. 144, the Company determined the carrying value of the Adventis trade name exceeded its fair market value and recorded an impairment loss equal to its remaining book value of $252,000. Additionally, the Company determined the carrying value of the Adventis property and equipment exceeded its fair market value and recorded an impairment loss equal to its remaining book value of $329,000 (see Note 8).
No residual value was assigned to the employment agreements or customer backlog. Both intangible assets had a weighted average useful life of 6 months and were amortized on a straight-line basis. As of September 30, 2006, amounts assigned to employment agreements and customer backlog were fully amortized.

The transaction was structured as a taxable transaction to Adventis Corporation, therefore the goodwill and specifically identifiable intangible assets recorded in the transaction will be deductible for income tax purposes.
The operating results of Adventis Ltd. have been included in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income from the date of the purchase. The following reflects pro forma combined results of the Company and Adventis Ltd. as if the acquisition had occurred as of the earliest period presented. In management’s opinion, this pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined entities.

(in thousands, except per share amounts)	(UNAUDITED)
	For the Thirteen	For the Thirty-Nine
	Weeks Ended	Weeks Ended
	October 1,	September 30,	October 1,
	2005	2006	2005
Revenues	$12,144	$26,979	$34,318
Net (loss) income	$369	$(7,554)	$(339)
Basic and diluted net (loss) income per common share	$0.01	$(0.21)	$(0.01)
Behrman Capital and its affiliates (collectively “Behrman”), an owner of 35% of TMNG’s outstanding common stock, also owns 61% of the outstanding common stock of Adventis Corporation. Grant G. Behrman and William M. Matthes, who serve on our Board of Directors, are the Co-Managing Partners of Behrman. Despite owning a majority of Adventis Corporation’s common stock, Behrman did not control Adventis Corporation at the time of this transaction. Adventis Corporation was under the control of its senior secured creditors as it underwent a sale of the business. In order to execute this purchase, TMNG formed a Special Committee of our Board of Directors to evaluate and approve the acquisition. The Special Committee consisted of the four independent board members not part of TMNG management or affiliated with Behrman. Behrman received none of the proceeds of this transaction.
4. Goodwill and Other Intangible Assets
During the thirty-nine weeks ended September 30, 2006, the Company recorded $1.5 million in goodwill related to the acquisition of Adventis Ltd. on April 3, 2006 as discussed above in Note 3 “Business Combinations.” The change in the carrying amount of goodwill as of September 30, 2006 is as follows (amounts in thousands):

Management Consulting
Segment
Balance as of December 31, 2005	$13,365
Acquisition of Adventis Ltd.	1,496

Balance as of September 30, 2006	$14,861

Included in the Company’s condensed consolidated balance sheets as of September 30, 2006, and December 31, 2005, are the following identifiable intangible assets (amounts in thousands):

	September 30, 2006		December 31, 2005
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Customer relationships	$1,908	$(1,836)	$1,908	$(1,709)
S3 license agreement	1,500	(266)	1,500	(48)
Employment agreements	35	(35)
Customer backlog	168	(168)
Trade name	274	(18)

Total	$3,885	$(2,323)	$3,408	$(1,757)

Intangible amortization expense for the thirteen weeks ended September 30, 2006 and October 1, 2005 was $215,000 and $42,000, respectively. Intangible amortization expense for the thirty-nine weeks ended September 30, 2006 and October 1, 2005 was $566,000 and

$245,000, respectively. Intangible amortization expense is estimated to be approximately $119,000 for the remainder of fiscal year 2006, $319,000 in fiscal year 2007 and a total of $871,000 in fiscal years 2008 through 2011.
5. Share-Based Compensation
See Note 2 for a full discussion of the restatement of the Company’s previously filed consolidated financial statements as a result of the Independent Investigation into the Company’s past stock option and nonvested stock granting practices and related accounting.
In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-based Compensation,” and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee and non-employee services in exchange for share-based payment transactions. SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees and non-employees.
On January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective transition method. Accordingly, prior period amounts have not been restated for the adoption of SFAS No. 123R; however, the balance presented as unearned compensation on nonvested stock (restricted stock) and prior stock options granted with intrinsic value within stockholders’ equity has been reclassified to additional paid-in capital as of January 1, 2006. Additionally, amounts previously classified as “equity related charges” on the condensed consolidated statements of operations and comprehensive loss have been reclassified to cost of services or selling, general and administrative expense, as appropriate. SFAS No. 123R requires the netting of estimated forfeitures against compensation expense. The adoption of the policy to net estimated forfeitures was immaterial, therefore no cumulative effect resulted. Compensation expense is based on the calculated fair value of the awards and is expensed over the service period (generally the vesting period). Prior to the adoption of SFAS No. 123R, the Company utilized the intrinsic value methodology in accounting for share-based compensation for employees and non-employee directors in accordance with the provisions of APB No. 25 and related Interpretations.
Under the modified prospective transition method, compensation cost associated with stock options and nonvested stock for the thirteen weeks ended September 30, 2006 includes: (a) compensation cost for awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and (b) compensation cost for awards granted subsequent to January 1, 2006, based on the grant date fair value under SFAS No. 123R.
Prior to Adoption of SFAS No. 123R
The Company recognized compensation expense for share-based arrangements of $91,000 and $828,000 for the thirteen and thirty-nine weeks ended October 1, 2005. The Company did not recognize a tax benefit nor did it capitalize any costs related to share-based compensation expense in fiscal year 2005.
During the thirteen and thirty-nine weeks ended October 1, 2005, the Company granted 25,000 and 200,000 shares of nonvested stock, respectively, to key management personnel. These awards had an aggregate fair value on the date of grant of $55,000 and $447,000 for the thirteen and thirty-nine weeks ended October 1, 2005, respectively. The compensation cost associated with such grants is being amortized through charges to operations on a graded vesting schedule over periods ranging from two to four years.
During the thirteen weeks ended October 1, 2005, the Company granted options to purchase 112,000 and 100,000 shares of the Company’s common stock to employees and members of the Company’s Board of Directors, respectively, at a weighted average exercise price of $2.28. The compensation cost associated with such grants is being amortized through charges to operations on a graded vesting schedule over periods ranging from three to four years.
During the thirty-nine weeks ended October 1, 2005, the Company granted options to purchase 397,500 and 300,000 shares of the Company’s common stock to employees and members of the Company’s Board of Directors, respectively, at a weighted average exercise price of $2.26. The compensation cost associated with such grants is being amortized through charges to operations on a graded vesting schedule over periods ranging from three to four years.

The following table summarizes the pro forma effect of share-based compensation on net income (loss) and net income (loss) per share for the thirteen and thirty-nine weeks ended October 1, 2005:

	THIRTEEN	THIRTY-NINE
	WEEKS ENDED	WEEKS ENDED
	OCTOBER 1, 2005	OCTOBER 1, 2005
	As Restated (1)	As Restated (1)
Net income (loss), as reported:	$5	$(853)
Add: Share-based employee compensation expense included in reported net income (loss)	91	828

Deduct: Total share-based compensation expense determined under fair value based method for all awards	(319)	(1,510)

Pro forma net loss	$(223)	$(1,535)

Net income (loss) per share
Basic and diluted, as reported	$0.00	$(0.02)

Basic and diluted, pro forma	$(0.01)	$(0.04)

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements.
Subsequent to Adoption of SFAS No. 123R
The Company estimates the fair value of our stock options and stock issued under the Employee Stock Purchase Plan using the Black-Scholes-Merton option pricing model. Groups of employees or non-employee directors that have similar historical and expected exercise behavior are considered separately for valuation purposes. The table below shows the weighted average of the assumptions used in estimating the fair value of stock options granted during the thirteen weeks and thirty-nine weeks ended September 30, 2006 and October 1, 2005:

	THIRTEEN	THIRTEEN	THIRTY-NINE	THIRTY-NINE
	WEEKS ENDED	WEEKS ENDED	WEEKS ENDED	WEEKS ENDED
	SEPTEMBER 30, 2006	OCTOBER 1, 2005	SEPTEMBER 30, 2006	OCTOBER 1, 2005
Risk-free interest rate	4.8%	4.1%	4.8%	4.0%
Expected life	6.2 years	5.0 years	6.2 years	5.0 years
Expected volatility factor	78%	86%	82%	87%
Expected dividend rate	0%	0%	0%	0%
The risk-free interest rate is based on the U.S. Treasury yield at the time of grant for a term equal to the expected life of the stock option; prior to the adoption of SFAS No. 123R, the expected life is based on historical and expected exercise behavior; subsequent to the adoption of SFAS No. 123R, the expected life was determined using the simplified method of estimating the life as allowed under Staff Accounting Bulletin No. 107 and the expected volatility is based on the historical volatility of our stock price for a period of time equal to the expected life of the stock option.
Nearly all of the Company’s share-based compensation arrangements utilize graded vesting schedules where a portion of the grant vests annually over a period of two to four years. The Company has a policy of recognizing compensation expense for awards with graded vesting over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. This policy has the effect of accelerating the recognition of expense when compared to a straight-line amortization methodology.
As of September 30, 2006, the Company has three share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans under SFAS No. 123R was $950,000 and $2,672,000 for the thirteen and thirty-nine weeks ended September 30, 2006, respectively. As of September 30, 2006, unrecognized compensation cost, net of estimated forfeitures, related to the unvested portion of all share-based compensation arrangements was approximately $3.5 million and is expected to be recognized over a weighted-average period of approximately 12 months. The Company has historically issued and expects to continue to issue new shares to satisfy stock option exercises, vesting of nonvested stock or purchases of shares under the Employee Stock Purchase Plan.

1998 EQUITY INCENTIVE PLAN
Stock Options
The Company’s 1998 Equity Incentive Plan (the “1998 Plan”) is a shareholder approved plan, which provides for the granting of incentive stock options, nonqualified stock options and nonvested stock to employees, non-management directors and consultants. As of September 30, 2006, the Company has 3,384,764 shares of the Company’s common stock available to grant as stock options under the 1998 Plan. Under the 1998 Plan, incentive stock options are required to be granted at an exercise price of not less than market value per share of the common stock on the date of grant as determined by the Board of Directors. Vesting and exercise provisions are determined by the Board of Directors. Between 1999 and 2006, however, the vesting and exercise provisions of most stock option grants, other than those made to executive officers and directors, were determined by management under an apparent or de facto delegation of such authority by the Board of Directors. Although the 1998 Plan does not expressly authorize such delegation, the Board of Directors has determined that these will be recognized as valid option grants.
As of September 30, 2006, all options granted under the 1998 Plan were non-qualified stock options. Options granted under the 1998 Plan generally become exercisable over a three to four year period beginning on the date of grant. Options granted under the 1998 Plan have a maximum term of ten years.
A summary of the option activity of the Company’s 1998 Plan as of September 30, 2006 and changes during the thirty-nine weeks then ended is presented below:

			WEIGHTED AVERAGE
		WEIGHTED AVERAGE	REMAINING	AGGREGATE
	SHARES	EXERCISE PRICE	CONTRACTUAL TERM	INTRINSIC VALUE
Outstanding at December 31, 2005	5,052,405	$4.50
Granted	1,386,500	$2.24
Exercised	(173,865)	$1.64
Forfeited/cancelled	(681,279)	$6.43

Outstanding at September 30, 2006	5,583,761	$3.79	7.4 years	$81,000

Options vested and expected to be vested at September 30, 2006	5,250,016	$3.88	7.3 years	$80,000

Options exercisable at September 30, 2006	2,514,497	$5.56	5.4 years	$73,000

Weighted average fair value of options granted during the period		$1.66
The total intrinsic value of options exercised during the thirteen weeks and thirty-nine weeks ended September 30, 2006 was $15,000 and $118,000, respectively. As of September 30, 2006, unrecognized compensation cost, net of estimated forfeitures, related to the unvested portion of stock options issued under the 1998 Plan was approximately $2.5 million and is expected to be recognized over a weighted-average period of approximately 12 months.
Nonvested Stock
As of September 30, 2006, the Company has 1,052,000 shares of the Company’s common stock available for grant as nonvested stock under the 1998 Plan for key management personnel. The shares are subject to restriction based upon a two to four year vesting schedule. The fair value of nonvested stock awards is determined based on the closing trading price of our common stock on the grant date.
A summary of the status of nonvested stock granted under the 1998 Plan as of September 30, 2006 and changes during the thirty-nine weeks then ended is presented below:

		WEIGHTED AVERAGE
		GRANT DATE
	SHARES	FAIR VALUE
Outstanding at December 31, 2005	310,500	$2.31
Granted	10,000	$2.10
Vested	(51,250)	$2.23

Outstanding at September 30, 2006	269,250	$2.31

As of September 30, 2006, there was $211,000 of total unrecognized compensation cost related to nonvested stock granted under the 1998 Plan. The cost is expected to be recognized over a weighted average period of 18 months. The total fair value of shares vested during the thirty-nine weeks ended September 30, 2006 was $132,000.
2000 SUPPLEMENTAL STOCK PLAN
As of September 30, 2006, the Company has 2,529,828 shares of the Company’s common stock available to grant as stock options under the 2000 Supplemental Stock Plan (the “2000 Plan”). The 2000 Plan provides the Company’s common stock for the granting of nonqualified stock options to employees and is not subject to shareholder approval. Vesting and exercise provisions are determined by the Board of Directors. Options granted under the plan generally become exercisable over a period of up to four years beginning on the date of grant and have a maximum term of ten years.
A summary of the option activity of the Company’s 2000 Plan as of September 30, 2006 and changes during the thirty-nine weeks then ended is presented below:

			WEIGHTED AVERAGE
		WEIGHTED AVERAGE	REMAINING	AGGREGATE
	SHARES	EXERCISE PRICE	CONTRACTUAL TERM	INTRINSIC VALUE
Outstanding at December 31, 2005	957,040	$4.63
Granted	517,500	$2.19
Exercised	(5,333)	$2.02
Forfeited/cancelled	(216,241)	$3.49

Outstanding at September 30, 2006	1,252,966	$3.83	7.4 years	$4,000

Options vested and expected to be vested at September 30, 2006	1,192,299	$3.91	7.3 years	$3,000

Options exercisable at September 30, 2006	601,462	$5.55	5.1 years	$1,000

Weighted average fair value of options granted during the period		$1.61
The total intrinsic value of options exercised during the thirteen weeks and thirty-nine weeks ended September 30, 2006 was $1,000. As of September 30, 2006, unrecognized compensation cost, net of estimated forfeitures, related to the unvested portion of stock options issued under the 2000 Plan was approximately $711,000 and is expected to be recognized over a weighted-average period of approximately 13 months.
EMPLOYEE STOCK PURCHASE PLAN
Under the Employee Stock Purchase Plan (ESPP), shares of the Company’s common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first day of the enrollment period or on the last day of each six-month period. Employees may purchase shares through a payroll deduction program having a value not exceeding 15% of their gross compensation during an offering period. In the thirty-nine weeks ended September 30, 2006 we recognized net expense of $67,000 in connection with SFAS No. 123R associated with the ESPP.
6.   Earnings (Loss) Per Share
The Company calculates and presents earnings (loss) per share using a dual presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding excludes treasury shares purchased by the Company during the third quarter of 2006. Diluted earnings (loss) per share is computed in the same manner except the weighted average number of shares is increased for dilutive securities.
In accordance with the provisions of SFAS 128, “Earnings per Share”, the Company uses the treasury stock method for calculating the dilutive effect of employee stock options and nonvested shares. These instruments will have a dilutive effect under the treasury stock method only when the respective period’s average market value of the underlying Company common stock exceeds the exercise price of the stock options. In applying the treasury stock method, assumed proceeds include the amount, if any, the employee must pay upon exercise, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the options and the vesting of nonvested shares. The Company has not included the effect of stock options in the calculation of diluted loss per share for the thirteen weeks ended September 30, 2006 and the thirty-nine weeks ended September 30, 2006 and October 1, 2005, as the Company reported a net loss for these periods and the effect would have been anti-dilutive. During the thirteen weeks ended October 1, 2005, the calculation of diluted loss per share excludes the impact of 3.6 million stock options under the treasury stock method because the impact of these stock options would have been anti-dilutive.
7.    Business Segments
The Company identifies its segments based on the way management organizes the Company to assess performance and make operating decisions regarding the allocation of resources. In accordance with the criteria in SFAS No. 131 “Disclosure about Segments of an Enterprise and Related Information,” the Company has concluded it has four operating segments: Operations, Strategy, Marketing, and International; which are aggregated in one reportable segment, the Management Consulting Services segment. Management Consulting Services includes business strategy and planning, marketing and customer relationship management, billing system support, operating system support, revenue assurance, corporate investment services, and business model transformation.
In January 2007, the Company acquired 100% of the outstanding stock of Cartesian Ltd. (“Cartesian”), a United Kingdom company (see Note 14, “Subsequent Event,” in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q). The Company expects that Cartesian will be a separate reporting segment beginning in fiscal year 2007. With the exception of Cartesian, the Company intends to continue to measure and report its activities using its current segment structure. However, as the services provided by the Company evolve, management will continue to evaluate its segment reporting structure.
In accordance with the provisions of SFAS No. 131, revenues earned in the United States and internationally based on the location where the services are performed are shown in the following table (amounts in thousands):

	FOR THE THIRTEEN WEEKS ENDED		FOR THE THIRTY-NINE WEEKS ENDED
	SEPTEMBER 30, 2006	OCTOBER 1, 2005	SEPTEMBER 30, 2006	OCTOBER 1, 2005
United States	$6,331	$7,705	$20,254	$22,726
International:
United Kingdom	1,185	248	3,137	1,019
Germany	925		1,392
Japan	178		430
Australia		104		351
Other	72		182	45

Total	$8,691	$8,057	$25,395	$24,141

8. Property and Equipment

	September 30,	December 31,
	2006	2005
	(In thousands)
Furniture and fixtures	$870	$660
Software and computer equipment	2,451	2,140
Leasehold improvements	894	774

	4,215	3,574
Less: Accumulated depreciation and amortization	2,988	2,674

	$1,227	$900

During the fourth quarter of fiscal year 2006, in conjunction with the SFAS No. 142 annual impairment test, the Company evaluated long-lived assets for potential impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with the provisions of SFAS No. 144, the Company determined the carrying value of the Adventis property and equipment exceeded its fair market value and recorded an impairment loss equal to its remaining book value of $329,000.
9. Income Taxes
In the thirteen and thirty-nine weeks ended September 30, 2006 and the thirty-nine weeks ended October 1, 2005, the Company generated income tax benefits of $1.2 million, $2.7 million, and $0.3 million, respectively. The Company recorded full valuation allowances against these income tax benefits in accordance with provisions of SFAS No. 109 “Accounting for Income Taxes”, which requires an estimation of the recoverability of the recorded income tax asset balances. In the thirteen weeks ended October 1, 2005, the Company generated income from continuing operations of $18,000, which would result in a statutory tax expense of $7,000, however, the Company expects to have a loss for the full year thus no federal tax provision has been recognized. The Company reported income tax provision of $5,000 and $13,000, for the thirteen weeks ended September 30, 2006 and October 1, 2005 and $39,000 and $31,000 for the thirty-nine weeks ended September 30, 2006 and October 1, 2005, respectively, related to state tax expense. As of September 30, 2006, the Company has recorded $31.2 million of valuation allowances in connection with its net deferred tax assets.

10. Real Estate Restructuring
In the fourth quarter of fiscal year 2004, the Company made the decision to consolidate office space. In connection with this decision, a sublease agreement for unutilized space was entered into with a third party for the remainder of the original lease term. In accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” the decision to consolidate office space resulted in charges of $75,000 related to the buyout of an office equipment lease in the thirty-nine weeks ended October 1, 2005. The restructuring charge of $75,000 has been reflected as a component of (Loss) Income from Operations in the Statement of Operations and Comprehensive (Loss) Income.
11. Loans to Officers
As of September 30, 2006, there is one outstanding line of credit between the Company and its Chief Executive Officer, Richard P. Nespola, which originated in fiscal year 2001. Aggregate borrowings outstanding against the line of credit at September 30, 2006 and December 31, 2005 totaled $300,000 and is due in 2011. This amount is included in other assets in the non-current asset section of the balance sheet. In accordance with the loan provisions, the interest rate charged on the loan is equal to the Applicable Federal Rate (AFR), as announced by the Internal Revenue Service, for short-term obligations (with annual compounding) in effect for the month in which the advance is made, until fully paid. Pursuant to the Sarbanes-Oxley Act, no further loan agreements or draws against the line may be made by the Company to, or arranged by the Company for its executive officers. Interest payments on this loan are current as of September 30, 2006.
12. Contingencies
As of September 30, 2006 the Company had outstanding demands aggregating approximately $1.0 million by the bankruptcy trustee of a former client in connection with collected balances near the customer’s bankruptcy filing date. One of these demands originated through the acquisition of Tri-Com in 2001, resulting in contingent purchase price to the seller. Although the Company did not believe preferential payments had been received from this former client, the Company had reserves of $727,000 to cover any liability resulting from the remaining outstanding claims and the contingent purchase price. In May 2007, the Company reached a settlement agreement with the bankruptcy trustee whereby the Company agreed to pay $565,000 in exchange for being released from all potential liability under the demands discussed above. The Company is currently working to finalize settlement for the contingent purchase price component of the Tri-Com acquisition.
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
The Company establishes reserves for potential tax liabilities when, despite the belief that tax return positions are fully supported, certain positions are likely to be challenged and not be fully sustained. Such tax reserves are analyzed on a quarterly basis and adjusted based upon changes in the facts and circumstances, such as the progress of federal and state audits, case law and emerging legislation. The Company’s effective tax rate includes the impact of such tax reserves and changes to these reserves as considered appropriate by management. The Company establishes the reserves based upon its assessment of exposure associated with possible future assessments that may result from the examination of federal, state, or international tax returns. These tax reserves were $645,000 at September 30, 2006. Management believes that it has established adequate reserves in the event of loss or settlement of any potential tax liabilities.
13. Share Repurchase Program
On September 5, 2006, the Company’s Board of Directors approved a share repurchase program authorizing the purchase of up to 2,000,000 shares of TMNG common stock. Under the plan, the Company is authorized to repurchase stock from time to time in the open market or through privately negotiated transactions through September 1, 2008, in accordance with SEC rules. As of September 30, 2006, the Company had purchased 136,602 shares of TMNG common stock at an aggregate price including broker’s commissions of $241,000. The repurchased shares have been classified as treasury stock within the stockholder’s equity section of the Condensed Consolidated Balance Sheet. In connection with the internal review and investigation discussed in Note 2, the Company’s Board of Directors in October 2006 suspended further share repurchase activity until further notice.

Treasury Shares
Balance as of December 31, 2005	—
Purchases of treasury stock	136,602

Balance as of September 30, 2006	136,602

14. Subsequent Event
On January 2, 2007, the Company purchased 100% of the outstanding stock of Cartesian for a total cash purchase price of approximately $4.9 million plus approximately $2.4 million for excess working capital making the total value of the transaction at closing approximately $7.3 million, plus up to approximately $7.8 million in potential future earn-out consideration based upon the performance of Cartesian after the closing date. The selling shareholders will continue to be employed by and will manage Cartesian after the closing date pursuant to written employment agreements. TMNG assumed all liabilities of Cartesian, subject to certain tax indemnities on the part of the selling shareholders. The Company expects this business unit will be a separate reporting segment beginning in fiscal year 2007.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In addition to historical information, this quarterly report contains forward-looking statements. Certain risks and uncertainties could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 30, 2006, and “Risk Factors” in Item 4 of this Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date of this report. We undertake no obligation to revise, or publicly release the results of any revision to, these forward-looking statements. Readers should carefully review the risk factors described in our annual report and in other documents that we file from time to time with the Securities and Exchange Commission.
The following should be read in connection with Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented in our annual report on Form 10-K for the fiscal year ended December 30, 2006.
The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations has been revised for the effects of the restatement discussed below.
Special Committee Review of Stock Option Grant Practices and Restatement
On November 13, 2006, the Company announced that following an initial internal review of its stock option practices the Company’s Board of Directors had appointed a Special Committee of outside directors (the “Special Committee”) to conduct a full investigation of the Company’s past stock option granting practices and related accounting (the “Independent Investigation”). The Company also announced that in light of the Special Committee’s review the Company would not be in a position to file the September 30, 2006 Form 10-Q on the due date therefor. On January 19, 2007, the Company announced that management and the Audit Committee of the Board of Directors had reached a preliminary conclusion that incorrect measurement dates were used for financial accounting purposes for certain stock option grants and nonvested stock awards and that the Company may need to restate its historical financial statements. Accordingly, management of the Company concluded, and the Audit Committee of the Company’s Board of Directors agreed, that the Company’s financial statements and the related reports of the Company’s independent registered public accounting firm and all earnings press releases and similar communications issued by the Company relating to the periods 1999 through 2005 and the first and second quarters of 2006 should no longer be relied upon. On April 4, 2007, the Company announced the completion of the Independent Investigation. The key findings of the Independent Investigation are as follows:
•	the originally assigned and recorded grant dates for 582 of the 856 grants made during the review period were not the proper measurement dates;

•	these grants constituted approximately 8,479,129 stock options and shares of nonvested stock (57% of the total of the stock options and shares of nonvested stock granted during the review period);

•	the cumulative effect of misdated options and nonvested stock (after taxes and net of forfeitures) was $8.6 million as of December 31, 2005, including an impact on the statement of operations, after tax, of $0.4 million and $1.3 million in fiscal years 2005 and 2004, respectively, and $0.3 million for the thirty-nine weeks ended October 1, 2005.

•	approximately 94% of the misdated grants, in terms of both number of grants and number of option and shares of nonvested stock, were made prior to 2004;

•	there was no evidence of intent to defraud or fraudulent misconduct or intentional filing of misleading financial statements or other public disclosures;

•	no improperly dated options received by executive officers or directors were exercised (these were limited to seven grants which were voluntarily surrendered and cancelled in April 2007);

•	incorrect dating of stock options did not result in any direct financial gain to current executive officers or directors; and

•	major contributing factors to the Company’s stock option-related errors included: (i) accounting controls and procedures that were inadequate to ensure the accurate reporting of expenses related to stock option grants and nonvested stock awards; (ii) inadequate communication between the Board, management, accounting personnel, and non-accounting personnel; (iii) inadequate training of both accounting and non-accounting personnel; (iv) non-accounting staff were not provided sufficient guidance with respect to the proper recording of grant dates; (v) accounting staff were not provided sufficient information with respect to the actual grant dates or measurement dates of stock options; (vi) accounting staff placed undue reliance on the information recorded by the Company’s non-accounting staff in the Company’s stock plan management and reporting software, and (vii) many of the grants, other than grants to executive officers and directors, were made by management without Board of Director approval of the specific terms of each individual grant.
As a result of the internal review and the Independent Investigation, management has concluded, and the Audit Committee of the Board of Directors concurs, that incorrect measurement dates were used for financial accounting purposes for a majority of stock option grants and nonvested stock awards made in prior periods. As a result, we have restated our previously filed financial statements to record additional non-cash share-based compensation expense and the related tax effects.
The methodology used in determining the specific accounting measurement dates for stock option grants is summarized below. The measurement date is the first date on which the number of shares that a recipient is entitled to receive and the option price are known with finality. In general, the hierarchy for determining the measurement date was as follows:
(1)	The date of Board of Directors (or Compensation Committee) approval of the number of shares and the exercise price for grants where there were no evidence of subsequent changes to the grant list or exercise price and where apparent prior notification of the principal terms of the grants had not been given to the recipient.

(2)	The date of management approval of the number of shares and the exercise price for grants where there was clear evidence that the terms of the grants had been determined with finality by management and where the grants were not subject to subsequent Board of Directors approval and there was no evidence of subsequent changes to the grant list or exercise price.

(3)	The date of communication of the principal terms of the grant to the recipients where it was not apparent that the terms had previously been determined with finality by either the Board of Directors or management and there was no clear indication that the terms had been determined by management with finality prior to such date.

(4)	The date of satisfaction of a condition precedent to the grant (such as commencement of employment, execution of an employment agreement, closing a transaction, etc.) where the principal terms of a grant had been determined with finality, either by number or formula, prior to the occurrence of the condition precedent.

(5)	The date of notification to the Company’s human resources department that a grant had been made where there was no clear evidence of the date the recipient was notified of the principal terms of the grant (e.g., where the recipient was notified by phone or in person) or the date that management had determined the terms with finality and where the terms had not previously been determined by the Board of Directors.
With respect to any grants made by the Company on a group basis, the Company reviewed any changes to the individual grant recipients or amount of shares granted after that date and evaluated whether any such changes should delay the accounting measurement date on an individual grant basis or for the entire list. Factors considered in evaluating whether it would be appropriate to delay the measurement date until the list was final included the number and frequency of any changes as well as the reason for any changes and if the changes were to correct administrative errors.
In applying the methodology, the Company revised the accounting measurement dates for many grants which resulted in exercise prices that were less than the fair market value of the stock on the revised accounting measurement dates.
The aforementioned methodology for determining the accounting measurement date was used to determine the most likely measurement date based on the available information. Many measurement date conclusions are dependent on the facts and circumstances of each stock option grant and involved the application of judgment.

EXECUTIVE FINANCIAL OVERVIEW
As discussed in our annual report on Form 10-K for the fiscal year ended December 30, 2006, the communications industry experienced a significant economic recession from 2001 through 2004. We are a consultancy to the industry, and as a result experienced a significant reduction in consulting business primarily due to the recession. We experienced significant revenue declines and/or net losses from 2001 to 2004 and were required to take impairment charges on acquired companies given lower than expected operating results and outlook. During this period we maintained relatively consistent gross profit margins through innovative pricing and high consultant utilization levels.
Beginning in late 2004 and continuing through the third quarter of 2006, we have seen significant changes in the industry resulting from consolidation, technology transformation and the convergence of the telecommunications, media and entertainment sectors. Through re-positioning of the Company in 2005 and 2006, we are seeing early signs of benefits from adapting to such change. During fiscal 2005 through the thirty-nine weeks ended September 30, 2006, we added 84 new clients in the sector and positioned the Company to also serve media, entertainment and cable clients. To further support strategic repositioning of the Company to enable it to better serve the consolidation of telecommunications carriers and convergence with global media and entertainment companies, on April 3, 2006, we acquired the business and primary assets of Adventis Ltd. The acquisition better enables TMNG to compete globally and complements TMNG’s strategic consulting practice, with service offerings including analyses of industry and competitive environments; product and distribution strategies; finance, including business case development, modeling, cost analysis and benchmarking; and due diligence and risk assessment. The acquired international operations of Adventis Ltd. consist of 27 consultants located in London, Berlin, and Shanghai with revenues from clients in Europe and Asia. The transaction was valued at a purchase price of approximately $1.9 million, with approximately $1.5 million paid in cash at closing, plus the assumption of approximately $432,000 in net working capital deficiency, and $269,000 in professional fees and other costs related directly to the acquisition. In the fourth quarter of 2006, we recognized a $2.1 million charge for the impairment of the carrying amount of Adventis Ltd. The impairment charge was the result of lower than expected operating results coupled with a reduction in the size and scope of operations which impacted our assessment of future cash flows of the Adventis business. Despite this impairment, we continue to believe that the Adventis Ltd. acquisition contributions to our global strategy.
During the thirteen and thirty-nine weeks ended September 30, 2006 our revenues of $8.7 million and $25.4 million, respectively, increased 7.9% and 5.2%, respectively, compared with the same periods in 2005. The acquisition of Adventis Ltd. contributed $1.5 million and $3.3 million of these revenues for the thirteen and thirty-nine weeks ended September 30, 2006, respectively. The increased revenues contributed by the Adventis acquisition were partially offset by declines in management consulting revenue of $1.8 million primarily due to the cancellation of a large, long-term client project in the third quarter of 2006. Gross profit margins were 48.3% during the thirty-nine weeks ended September 30, 2006 compared with 50.4% during the same period of 2005. The decline in gross profit margins is the result of a shift in our consulting project mix to larger and longer term projects with price discounts coupled with increased share-based compensation charges associated with adoption of Statement of Financial Accounting Standards, (“SFAS”) No. 123R, “Share-Based Payment”. On January 1, 2006, we adopted SFAS No. 123R, which resulted in an increase in the recognition of compensation expense related to share-based awards. Share-based compensation charges as a percentage of revenue were 2.0% and 0.9% for the thirty-nine weeks ended September 30, 2006 and October 1, 2005, respectively. This gross profit margin reduction is the result of our strategic initiative to position the firm into larger more sustainable services offerings.
Operating expenses in the thirteen and thirty-nine weeks ended September 30, 2006 increased by $3.0 million and $6.9 million, respectively, as compared to the same periods of 2005. This increase includes incremental selling, general and administrative costs of $1.5 million and $3.4 million for the thirteen and thirty-nine weeks ended September 30, 2006, respectively as a result of the Adventis Ltd. acquisition. Additionally, the increase reflects additional share-based compensation charges of $808,000 and $2,159,000 in the thirteen and thirty-nine weeks ended September 30, 2006, respectively, due primarily to the adoption of SFAS No. 123R. Increased selling, general and administrative costs also include our non-capitalizable research & development (R&D) investments in intellectual property, including proprietary toolsets and methodologies to support new wireless and IP consultative offerings. Although these investments have impacted our short-term profitability, we believe they will better enable us to capitalize on the industry convergence and migration toward wireless and IP platforms. We are also focusing our marketing efforts on growth markets surrounding large and sustainable clients to maintain a portfolio of business that is high credit quality, thus reducing bad debt risks.
Our R&D investments have been partially offset by comprehensive cost containment efforts which have assisted us in maintaining strong levels of cash and short-term investments. At September 30, 2006, we have working capital in excess of $45 million and minimal long-term obligations. Our short-term investments consist of money market funds and investment-grade auction rate securities. Returns on our short-term investments have increased over recent periods as a result of increasing interest rates.
In January 2007, we acquired Cartesian Limited for $4.9 million in cash plus $2.4 million in excess working capital. In addition there is up to $7.8 million in potential future earn-out consideration based on performance. Cartesian strengthens TMNG Global’s management consultancy in several traditional practice areas, particularly revenue assurance, billing management, and mediation. More significantly, Cartesian brings technical and network expertise to the portfolio, giving the company a broader solution that is increasingly needed in the global marketplace. With its innovative and modular software product suite, Ascertain ™, TMNG Global hopes to achieve a higher degree of predictability and sustainability of revenue streams via software sales and maintenance. Moreover, as Ascertain is among the industry’s most widely deployed revenue assurance tools in Europe and able to support fixed, wireless, ISP, data, and content environments, we expect that the product will be in high demand as we move to offer it to an expanded set of clients in both the US and Europe.

OPERATIONAL OVERVIEW
Revenues typically consist of consulting fees for professional services and related expense reimbursements. Our consulting services are typically contracted on a time and materials basis, a time and materials basis not to exceed contract price, a fixed fee basis, or contingent fee basis. Revenues on contracts with a not-to-exceed contract price or a fixed cost contract are recorded under the percentage of completion method, utilizing estimates of project completion under both of these types of contracts. We have recently begun delivering fixed price contracts as a more significant component of our revenue mix with the growth of our strategy consulting practice. Contract revenues on contingent fee contracts are deferred until the revenue is realizable and earned. We have not performed services on any contingent fee contracts during 2006.
Generally a client relationship begins with a short-term engagement utilizing a few consultants. Our sales strategy focuses on building long-term relationships with both new and existing clients to gain additional engagements within existing accounts and referrals for new clients. Strategic alliances with other companies are also used to sell services. We anticipate that we will continue to pursue these marketing strategies in the future. The volume of work performed for specific clients may vary from period to period and a major client from one period may not use our services or the same volume of services in another period. In addition, clients generally may end their engagements with little or no penalty or notice. If a client engagement ends earlier than expected, we must re-deploy professional service personnel as any resulting non-billable time could harm margins.
Cost of services consists primarily of compensation for consultants who are employees and amortization of share-based compensation for stock options and non-vested shares (restricted stock), as well as fees paid to independent contractor organizations and related expense reimbursements. Employee compensation includes certain non-billable time, training, vacation time, benefits and payroll taxes. Gross profit margins are primarily impacted by the type of consulting services provided; the size of service contracts and negotiated discounts; changes in our pricing policies and those of competitors; utilization rates of consultants and independent subject matter experts; and employee and independent contractor costs, which tend to be higher in a competitive labor market.
Operating expenses include selling, general and administrative, intangible asset amortization, legal settlements and real estate restructuring charges. Sales and marketing expenses consist primarily of personnel salaries, bonuses, and related costs for direct client sales efforts and marketing staff. We primarily use a relationship sales model in which partners, principals and senior consultants generate revenues. In addition, sales and marketing expenses include costs associated with marketing collateral, product development, trade shows and advertising. General and administrative expenses consist mainly of costs for accounting, recruiting and staffing, information technology, personnel, insurance, rent, and outside professional services incurred in the normal course of business. Included in selling, general and administrative expenses are share-based compensation charges incurred in connection with equity awards to employees and our board of directors.
CRITICAL ACCOUNTING POLICIES
While the selection and application of any accounting policy may involve some level of subjective judgments and estimates, we believe the following accounting policies are the most critical to our condensed consolidated financial statements, potentially involve the most subjective judgments in their selection and application, and are the most susceptible to uncertainties and changing conditions:
•	Allowance for Doubtful Accounts;

•	Fair Value of Acquired Businesses;

•	Impairment of Goodwill and Long-lived Intangible Assets;

•	Revenue Recognition;

•	Share-based Compensation Expense; and

•	Deferred Income Tax Assets.
Allowances for Doubtful Accounts — Substantially all of our receivables are owed by companies in the communications industry. We typically bill customers for services after all or a portion of the services have been performed and require customers to pay within 30 days. We attempt to control credit risk by being diligent in credit approvals, limiting the amount of credit extended to customers and monitoring customers’ payment records and credit status as work is being performed for them.
We recorded bad debt expense of $84,000 and $211,000 for the thirteen and thirty-nine week periods ended September 30, 2006, respectively. In the thirteen weeks and thirty-nine weeks ended October 1, 2005 the Company recorded a net credit to bad debt expense of $79,000 and $17,000, respectively, as a provision was not necessary in our allowance for doubtful accounts to maintain a level appropriate with the anticipated default rate of our underlying account receivable balances. Our allowance for doubtful accounts totaled $367,000 and $296,000 as of September 30, 2006 and December 31, 2005, respectively. The calculation of these amounts is based on judgment about the anticipated default rate on receivables owed to us as of the end of the reporting period. That judgment was based on uncollected account experience in prior years and our ongoing evaluation of the credit status of our customers and the communications industry in general.

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
Fair Value of Acquired Businesses - TMNG has acquired four professional service organizations over the last six years. A significant component of the value of these acquired businesses has been allocated to intangible assets. SFAS No. 141 “Business Combinations” requires acquired businesses to be recorded at fair value by the acquiring entity. SFAS No. 141 also requires that intangible assets that meet the legal or separable criterion be separately recognized on the financial statements at their fair value, and provides guidance on the types of intangible assets subject to recognition. Determining the fair value for these specifically identified intangible assets involves significant professional judgment, estimates and projections related to the valuation to be applied to intangible assets like customer lists, employment agreements and trade names. The subjective nature of management’s assumptions adds an increased risk associated with estimates surrounding the projected performance of the acquired entity. Additionally, as the Company amortizes the intangible assets over time, the purchase accounting allocation directly impacts the amortization expense the Company records on its financial statements.
Impairment of Goodwill and Long-lived Intangible Assets - Goodwill and other long-lived intangible assets arising from our acquisitions are subjected to periodic review for impairment. SFAS No. 142 “Goodwill and Other Intangible Assets” requires an annual evaluation at the reporting unit level of the fair value of goodwill and compares the calculated fair value of the reporting unit to its book value to determine whether impairment has been deemed to occur. Any impairment charge would be based on the most recent estimates of the recoverability of the recorded goodwill. If the remaining book value assigned to goodwill in an acquisition is higher than the estimated fair value of the reporting unit, there is a requirement to write down these assets. The determination of fair value requires management to make assumptions about future cash flows and discount rates. These assumptions require significant judgment and estimations about future events and are thus subject to significant uncertainty. If actual cash flows turn out to be less than projected, we may be required to take further write-downs, which could increase the variability and volatility of our future results.
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
We also may enter into contingent fee contracts, in which revenue is subject to achievement of savings or other agreed upon results, rather than time spent. Due to the nature of contingent fee contracts, we recognize costs as they are incurred on the project and defer revenue recognition until the revenue is realizable and earned as agreed to by our clients. Although these contracts can be very rewarding, the profitability of these contracts is dependent on our ability to deliver results for our clients and control the cost of providing these services. Both of these types of contracts are typically more results-oriented and are subject to greater risk associated with revenue recognition and overall project profitability than traditional time and materials contracts. We did not enter into or deliver on any contingent fee contracts for the thirteen and thirty-nine weeks ended September 30, 2006.
Share-based Compensation Expense - We grant stock options and non-vested stock to our employees and also provide employees the right to purchase our stock pursuant to an employee stock purchase plan. The benefits provided under these plans are share-based payment awards subject to the provisions of SFAS No. 123R. Under SFAS No. 123R, we are required to make significant estimates related to determining the value of our share-based compensation. Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock which are obtained from public data sources. For stock option grants issued during the thirteen and thirty-nine weeks ended September 30, 2006, we used a weighted-average expected stock-price volatility of 78% and 82%, respectively. The expected term of options granted is based on the simplified method in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 107 as our historical share option exercise experience does not provide a reasonable basis for estimation. As such, we used a weighted-average expected option life assumption of 6 years.
If factors change and we develop different assumptions in the application of SFAS No. 123R in future periods, the compensation expense that we record under SFAS No. 123R may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation under SFAS No. 123R. Changes in the subjective input assumptions can materially affect our estimates of fair values of our share-based compensation. Certain share-based payment awards, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, values may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. Although the fair value of employee share-based awards is determined in accordance with SFAS No. 123R and SAB No. 107 using an option pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

We restated our consolidated financial statements as a result of improper dating of historical stock option grants and nonvested stock awards. Information regarding the restatement is set forth in Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements in this Form 10-Q. Our selection of the methodology to determine the most likely measurement dates of stock option grants involved judgment and careful evaluation of all available relevant facts and circumstances for each historical grant. We believe we have used the most appropriate methodology.
The methodology used in determining the most likely accounting measurement dates for stock option grants is summarized below. The measurement date is the first date on which the number of shares that a recipient is entitled to receive and the option price are known with finality. In general, the hierarchy for determining the measurement date was as follows:
(1) The date of Board of Directors (or Compensation Committee) approval of the number of shares and the exercise price for grants where there was no evidence of subsequent changes to the grant list or exercise price and where apparent prior notification of the principal terms of the grants had not been given to the recipient.
(2) The date of management approval of the number of shares and the exercise price for grants where there was clear evidence that the terms of the grants had been determined with finality by management and where the grants were not subject to subsequent Board of Directors approval and there was no evidence of subsequent changes to the grant list or exercise price.
(3) The date of communication of the principal terms of the grant to the recipients where it was not apparent that the terms had previously been determined with finality by either the Board of Directors or management and there was no clear indication that the terms had been determined by management with finality prior to such date.
(4) The date of satisfaction of a condition precedent to the grant (such as commencement of employment, execution of an employment agreement, closing a transaction, etc.) where the principal terms of a grant had been determined with finality, either by number or formula, prior to the occurrence of the condition precedent.
(5) The date of notification to the Company’s human resources department that a grant had been made where there was no clear evidence of the date the recipient was notified of the principal terms of the grant (e.g., where the recipient was notified by phone or in person) or the date that management had determined the terms with finality and where the terms had not previously been determined by the Board of Directors.
With respect to any grants made by the Company on a group basis, the Company reviewed evidence of any changes to the individual grant recipients or amount of shares granted after that date and evaluated whether any such changes should delay the accounting measurement date on an individual grant basis or for the entire list. Factors considered in evaluating whether it would be appropriate to delay the measurement date until the list was final included the number and frequency of any changes as well as the reason for any changes and if the changes were to correct administrative errors.
In applying the methodology, the Company revised the accounting measurement dates for many grants which resulted in exercise prices that were less than the fair market value of the stock on the revised accounting measurement dates.
The aforementioned methodology for determining the accounting measurement date was used to determine the most likely measurement date based on the available information. Many measurement date conclusions are dependent on the facts and circumstances of each stock option grant and involved the application of judgment.
Deferred Income Tax Assets — We have generated substantial deferred income tax assets primarily from the accelerated financial statement write-off of goodwill, the charge to compensation expense taken for stock options and net operating loss carry-forwards. For us to realize the income tax benefit of these assets, we must generate sufficient taxable income in future periods when such deductions are allowed for income tax purposes. In some cases where deferred taxes were the result of compensation expense recognized on stock options, our ability to realize the income tax benefit of these assets is also dependent on our share price increasing to a point where these options have intrinsic value at least equal to the grant date fair value and are exercised. In assessing whether a valuation allowance is needed in connection with our deferred income tax assets, we have evaluated our ability to carry back tax losses to prior years that reported taxable income, and our ability to generate sufficient taxable income in future periods to utilize the benefit of the deferred income tax assets. Such projections of future taxable income require significant subjective judgments and estimates by us. As of September 30, 2006, cumulative valuation allowances in the amount of $31.2 million were recorded in connection with the net deferred income tax assets. We continue to evaluate the recoverability of the recorded deferred income tax asset balances. If we continue to report net operating losses for financial reporting in future years, no additional tax benefit would be recognized for those losses, since we would be required to increase our valuation allowance to offset such amounts.
RESULTS OF OPERATIONS
As discussed above in Critical Accounting Policies, on January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective transition method. SFAS No. 123R requires that we recognize compensation expense for all share-based awards made to employees and non-employee directors. Compensation expense is based on the calculated fair value of the awards as measured at the grant date using the Black-

Scholes-Merton option pricing model and is expensed ratably over the service period of the awards (generally the vesting period) for each separately vesting portion of an award as if the award was, in-substance, multiple awards.. For periods prior to the adoption of SFAS No. 123R, we utilized the intrinsic value methodology in accounting for share-based compensation for employees and non-employee directors in accordance with the provisions of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. As discussed in Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements in this Form 10-Q, we did not correctly apply the provisions of APB No. 25 to share-based compensation awards granted during the period 1999 through 2006. Specifically, we did not maintain effective controls over the determination of the accounting measurement dates for the granting of stock options awards and nonvested stock awards. This material weakness led to the restatement of the Company’s previously issued financial statements.
THIRTEEN WEEKS ENDED SEPTEMBER 30, 2006 COMPARED TO THIRTEEN WEEKS ENDED OCTOBER 1, 2005
REVENUES
Revenues increased 7.9% to $8.7 million for the thirteen weeks ended September 30, 2006 from $8.1 million for the thirteen weeks ended October 1, 2005. The increase in revenue is attributable to a significant increase of $2.6 million in the Company’s strategy consulting practice, which includes revenue generated by the newly acquired Adventis Ltd. of $1.5 million; largely offset by a decrease in management consulting revenue of $1.8 million primarily due to the cancellation of a large long-term client project in the third quarter of 2006. During the thirteen weeks ended September 30, 2006, we provided services on 100 customer projects, compared to 94 projects performed in the thirteen weeks ended October 1, 2005. Average revenue per project was $87,000 in the thirteen weeks ended September 30, 2006, compared to $86,000 in the thirteen weeks ended October 1, 2005. Our international revenue base substantially increased to 27.2% of revenues in the thirteen weeks ended September 30, 2006, from 4.4% in the thirteen weeks ended October 1, 2005, due largely to the acquisition of Adventis Ltd., which primarily performs services in the United Kingdom, Germany, and Asia.
Revenues recognized in connection with fixed price engagements totaled $3.6 million and $1.5 million representing 41.5% and 18.3% of total revenue, for the thirteen weeks ended September 30, 2006 and October 1, 2005, respectively. The increase was due to the mix of our business shifting to more strategy projects, which are more likely to be structured as fixed fee engagements.
COSTS OF SERVICES
Costs of services increased to $4.7 million for the thirteen weeks ended September 30, 2006, compared to $3.9 million for the thirteen weeks ended October 1, 2005. As a percentage of revenue, our gross profit margin was 46.1% for the thirteen weeks ended September 30, 2006, compared to 51.7% for the thirteen weeks ended October 1, 2005. Share-based compensation charges increased in the 2006 period as compared to the 2005 period, primarily due to the adoption of SFAS No. 123R effective January 1, 2006. Share-based compensation included in gross profit margin was $142,000 and $42,000 for the thirteen weeks ended September 30, 2006 and October 1, 2005, respectively. The decrease in gross profit margin percentage was also due to lower utilization of consultants in our Adventis business unit and growth in our longer-term consulting engagements which typically carry slightly lower margins.
OPERATING EXPENSES
In total, operating expenses increased 66.3% to $7.6 million for the thirteen weeks ended September 30, 2006, from $4.6 million for the thirteen weeks ended October 1, 2005. Operating expenses include selling, general and administrative costs (inclusive of share-based compensation related charges), intangible asset amortization, and a credit of $62,000 due to legal settlements in the thirteen weeks ended September 30, 2006.
Selling, general and administrative expense increased 64.5% to $7.5 million in the thirteen weeks ended September 30, 2006, compared to $4.5 million in the thirteen weeks ended October 1, 2005. The increase primarily consists of an additional $1.5 million in selling, general and administrative expenses relating to the Adventis Ltd. acquisition and a $0.8 million increase in share-based compensation charges. The increase in share-based compensation charges is primarily attributable to the adoption of SFAS No. 123R effective January 1, 2006. In addition we incurred increased recruiting and incentive compensation costs associated with growth in our strategy operating segment along with additional salaries, travel and entertainment expenses associated with investment in new clients and intellectual property.
Intangible asset amortization was $215,000 and $42,000 for the thirteen weeks ended September 30, 2006 and October 1, 2005, respectively. The $173,000 increase in amortization expense was due to the amortization of intangibles recorded in connection with the Adventis Ltd. acquisition as well as amortization of a marketing license agreement with S3 Matching Technologies, Inc. entered into during the fourth quarter of fiscal year 2005.
OTHER INCOME AND EXPENSES
Interest income was $528,000 and $424,000 for the thirteen weeks ended September 30, 2006 and October 1, 2005, respectively, and represented interest earned on invested balances. Interest income increased for the thirteen weeks ended September 30, 2006 as compared to the thirteen weeks ended October 1, 2005 due primarily to increases in interest rates from 2005 to 2006, which was partially offset by lower invested cash balances. We primarily invest in money market funds and investment-grade auction rate securities as part of our overall investment policy.
INCOME TAXES
In the thirteen weeks ended September 30, 2006 and October 1, 2005, we recorded no income tax benefit related to our pre-tax losses in accordance with the provisions of SFAS No. 109 “Accounting for Income Taxes” which requires an estimation of the recoverability of the recorded income tax asset balances. We continue to evaluate the recoverability of our recorded deferred income tax asset balances. If we continue to report net operating losses for financial reporting, no additional tax benefit would be recognized for those losses, since we would be required to increase our valuation allowance to offset such amounts. We reported an income tax provision of $5,000 and $13,000 for the thirteen weeks ended September 30, 2006 and October 1, 2005, respectively, related to state tax expense.
NET LOSS
We had a net loss of $3.1 million for the thirteen weeks ended September 30, 2006, compared to net income of $5,000 for the thirteen weeks ended October 1, 2005. The loss is primarily attributable to an increase in selling, general and administrative expenses resulting from the Adventis Ltd. acquisition in the amount of $1.5 million, an increase of $0.9 million in share-based compensation primarily due to the adoption of SFAS No. 123R, and lower gross profit margins generated by client projects in the third quarter of 2006.
THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 2006 COMPARED TO THIRTY-NINE WEEKS ENDED OCTOBER 1, 2005
REVENUES
Revenues increased 5.2% to $25.4 million for the thirty-nine weeks ended September 30, 2006, from $24.1 million for the thirty-nine weeks ended October 1, 2005. The increase in revenue is primarily attributable to a significant increase of $7.3 million in the Company’s strategy consulting practice, which includes revenues of Adventis Ltd. of $3.3 million; largely offset by a decrease in management consulting revenue of $5.5 million primarily due to the cancellation of two large long-term client projects during 2006, reductions in project activity with clients, as well as a reduction in revenues generated by our resourcing practice during fiscal year 2006. During the thirty-nine weeks ended September 30, 2006, we provided services on 178 customer projects, compared to 197 projects performed in the thirty-nine weeks ended October 1, 2005. Average revenue per project was $143,000 in the thirty-nine weeks ended September 30, 2006 compared to $123,000 in the thirty-nine weeks ended October 1, 2005. The increase in average revenue per project was primarily attributable to a shift in the mix of business to more consultative versus resources and resourcing projects in the thirty-nine weeks ended September 30, 2006. Our international revenue base substantially increased to 20.2% of revenues for the thirty-nine weeks ended September 30, 2006, from 5.9% in the thirty-nine weeks ended October 1, 2005, due largely to the acquisition of Adventis Ltd., which primarily performs services in the United Kingdom, Germany, and Asia.
Revenues recognized in connection with fixed price engagements totaled $11.3 million and $6.5 million representing 44.5% and 26.9% of total revenue, for the thirty-nine weeks ended September 30, 2006 and October 1, 2005, respectively. The increase was due to the mix of our business shifting to more strategy opportunities, which are more likely to be structured as fixed fee or contingent fee engagements.
COST OF SERVICES
Costs of services increased to $13.1 million for the thirty-nine weeks ended September 30, 2006 compared to $12.0 million for the thirty-nine weeks ended October 1, 2005. As a percentage of revenue, our gross profit margin was 48.3% for the thirty-nine weeks ended September 30, 2006, compared to 50.4% for the thirty-nine weeks ended October 1, 2005. The decrease in gross profit margin percentage was primarily due to lower utilization in our Adventis business unit and growth in our longer-term consulting engagements which typically carry slightly lower margins. In addition, share-based compensation charges increased in the 2006 period as compared to the 2005 period, primarily due to the adoption of SFAS No. 123R effective January 1, 2006. Share-based compensation included in gross profit margin was $513,000 and $223,000 for the thirty-nine weeks ended September 30, 2006 and October 1, 2005, respectively.
OPERATING EXPENSES
In total, operating expenses increased 48.5% to $21.0 million for the thirty-nine weeks ended September 30, 2006, from $14.2 million for the thirty-nine weeks ended October 1, 2005. Operating expenses include selling, general and administrative costs (inclusive of share-based compensation charges), intangible asset amortization, and a credit of $31,000 due to legal settlements in the thirty-nine weeks ended September 30, 2006.
Selling, general and administrative expense increased 48.1% to $20.6 million in the thirty-nine weeks ended September 30, 2006, compared to $13.9 million the thirty-nine weeks ended October 1, 2005. The increase primarily consists of an additional $3.4 million in selling, general and administrative expenses relating to the Adventis Ltd. acquisition, and a $1.6 million increase in share-based compensation charges. The increase in share-based compensation charges is primarily attributable to the adoption of SFAS No. 123R effective January 1, 2006. In addition we incurred increased recruiting and incentive compensation costs associated with growth in our strategy operating segment along with additional salaries, travel and entertainment expenses associated with investment in new clients and intellectual property
Intangible asset amortization was $566,000 and $245,000 for the thirty-nine weeks ended September 30, 2006 and October 1, 2005, respectively. The $321,000 increase in amortization expense was due to the amortization of intangibles recorded in connection with the Adventis Ltd. acquisition as well as amortization of a marketing license agreement with S3 Matching Technologies, Inc. entered into during the fourth quarter of fiscal year 2005.
OTHER INCOME AND EXPENSES
Interest income was $1,609,000 and $1,127,000 for the thirty-nine weeks ended September 30, 2006 and October 1, 2005, respectively, and represented interest earned on invested balances. Interest income increased for the thirty-nine weeks ended September 30, 2006 as compared to the thirty-nine weeks ended October 1, 2005 due primarily to increases in interest rates from 2005 to 2006, which was partially offset by lower invested cash balances. We primarily invest in money market funds and investment-grade auction rate securities as part of our overall investment policy.
INCOME TAXES
In the thirty-nine weeks ended September 30, 2006 and October 1, 2005, we recorded no income tax benefit related to our pre-tax losses in accordance with the provisions of SFAS No. 109 which requires an estimation of the recoverability of the recorded income tax asset balances. We continue to evaluate the recoverability of our recorded deferred income tax asset balances. If we continue to report net operating losses for financial reporting, no additional tax benefit would be recognized for those losses, since we would be required to increase our valuation allowance to offset such amounts. We reported an income tax provision of $39,000 and $31,000 for the thirty-nine weeks ended September 30, 2006 and October 1, 2005, respectively, related to state tax expense.
NET LOSS
We had a net loss of $7.3 million for the thirty-nine weeks ended September 30, 2006, compared to a net loss of $0.9 million for the thirty-nine weeks ended October 1, 2005. The loss is primarily attributable to a significant increase in selling, general and administrative expenses resulting from the Adventis Ltd. acquisition in the amount of $3.4 million and the impact of the adoption of SFAS No. 123R in the amount of $1.8 million and lower gross profit margins generated by client projects in the first three quarters of 2006.
LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities was $6.7 million for the thirty-nine weeks ended September 30, 2006, compared to net cash provided by operating activities of $0.6 million for the corresponding period in 2005. Of the $6.7 million used in operating activities during the thirty-nine weeks ended September 30, 2006, $3.5 million relates to our operating losses excluding non-cash items and $3.2 million relates to net increases in working capital. Operating losses from Adventis Ltd. generated $1.9 million of the operating cash outflows through the third quarter 2006. Increases in working capital during the thirty-nine weeks ended September 30, 2006 relate primarily to an increase in accounts receivable balances attributable to higher revenue run rates and extended days sales outstanding on two large new client projects during the third quarter of 2006. Cash provided by operating activities for the thirty-nine weeks ended October 1, 2005 related primarily to the Company generating operating income excluding non-cash items during the period.
Net cash provided by investing activities was $5.6 million and $0.7 million for the thirty-nine weeks ended September 30, 2006 and October 1, 2005, respectively. This includes net proceeds from sales and reinvestments of auction rate securities of $7.6 million and $1.0 million in the thirty-nine weeks ended September 30, 2006 and October 1, 2005, respectively. Net cash provided by investing activities was partially offset by our acquisition of Adventis Ltd. in the amount of $1.5 million during the second quarter of 2006. Additional cash used in investing activities was $517,000 and $288,000 for the thirty-nine weeks ended September 30, 2006 and October 1, 2005, respectively, related to the purchase of office equipment, software and computer equipment.
Net cash used in financing activities was $314,000 and $36,000 in the thirty-nine weeks ended September 30, 2006 and October 1, 2005, respectively. Net cash used in financing activities during 2006 relates primarily to payments made on unfavorable lease obligations as well as payments related to the share repurchase program, partially offset by proceeds received from the exercise of employee stock options and purchases under the Company’s Employee Stock Purchase Plan. Net cash used in financing activities during 2005 relates to payments made by the Company on the current portion of its capital lease obligations, partially offset by proceeds received from the exercise of stock options and purchases under the Company’s Employee Stock Purchase Plan.
At September 30, 2006, we had approximately $40.6 million in cash, cash equivalents, and short-term investments. We believe we have sufficient cash and short-term investments to meet anticipated cash requirements, including anticipated capital expenditures, consideration for possible acquisitions, and any future operating losses that may be incurred, for at least the next 12 months. Should our cash and short-term investments prove insufficient we might need to obtain new debt or equity financing to support our operations or complete acquisitions; however, there can be no assurance such financing would be available. We have established a flexible model that we believe provides a lower fixed cost structure than most consulting firms, enabling us to scale operating cost structures more quickly based on market conditions. Our strong cash position and absence of long-term debt have enabled us to weather adverse conditions in the telecommunications industry and to make investments in intellectual property and consultancies we believe are enabling us to capitalize on the current recovery and transformation of the industry; however, if the industry and demand for our consulting services do not continue to rebound, if we continue to incur substantial expenses in connection with the options investigation or if litigation or other proceedings are commenced in connection with these option issues, and we continue to experience negative cash flow, we could experience liquidity challenges at some future point.
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
We do not have material exposure to market related risks. Foreign currency exchange rate risk may become material given U.S. dollar to foreign currency exchange rate changes as well as significant increases in international engagements denominated in the local currency of our clients due to Adventis Ltd. and Cartesian acquisitions.
ITEM 4. CONTROLS AND PROCEDURES
Special Committee Review of Stock Option Grant Practices and Restatement
On November 13, 2006, the Company announced that following an initial internal review of its stock option practices the Company’s Board of Directors had appointed a Special Committee of outside directors (the “Special Committee”) to conduct a full investigation of the Company’s past stock option granting practices and related accounting (the “Independent Investigation”). As a result of the internal review and the Independent Investigation, management has concluded, and the Audit Committee of the Company’s Board of Directors concurs, that incorrect measurement dates were used for financial accounting purposes for certain stock option grants and nonvested stock awards made in prior periods. The major contributing factors to the Company’s stock option-related errors included:
(i)	accounting controls and procedures that were inadequate to ensure the accurate reporting of expenses related to stock option grants and nonvested stock awards;

(ii)	inadequate communication between the Board, management, accounting personnel, and non-accounting personnel;

(iii)	inadequate training of both accounting and non-accounting personnel;

(iv)	non-accounting staff were not provided sufficient guidance with respect to the proper recording of grant dates;

(v)	accounting staff were not provided sufficient information with respect to the actual grant dates or measurement dates of stock options; and

(vi)	accounting staff placed undue reliance on the information recorded by the Company’s non-accounting staff in the Company’s stock plan management and reporting software.
Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting
A review and evaluation was performed by our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. In making this evaluation, the CEO and CFO considered, among other matters, the results of the Independent Investigation. Based on that review and evaluation, the CEO and CFO have concluded that our disclosure controls and procedures at September 30, 2006 were not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure due to the existence of a material weakness in internal controls over financial reporting. Specifically, the Company did not maintain effective controls over the determination of the accounting measurement dates for its granting of stock options awards and nonvested stock awards. This material weakness led to the restatement of the Company’s previously issued financial statements.
In light of this conclusion, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (i) this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report and (ii) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows as at, and for, the periods presented in this report.
Material Weakness in Internal Control Over Financial Reporting
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weakness in our internal control over financial reporting as of September 30, 2006.
We did not maintain adequate controls over our stock option and nonvested stock granting practices and procedures. This lack of controls permitted stock options and nonvested stock awards to be made with incorrect accounting measurement dates. Effective controls, including monitoring and adequate communication, were not maintained to ensure the accuracy of measurement dates, valuation and presentation of activity related to our stock option and nonvested stock granting practices and procedures. This control deficiency resulted in misstatement of our stock-based compensation expense, additional paid-in capital, unearned compensation and related disclosures that was not prevented or detected and in the restatement of our previously filed annual and interim consolidated financial statements. Accordingly, management has determined this control deficiency constituted a material weakness.
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting during the quarter ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
The Company has adopted the following remedial measures that were recommended by the Special Committee or management to address the issues leading to the incorrect determination of measurement dates:
•	Board Issuance of Share-based Awards. In the future, all share-based awards will be granted only by the full Board of Directors in compliance with terms of the equity compensation plans and insider trading restrictions of the Company and the SEC.

•	Human Resources Procedures. In the future, the human resources department may only process grant paperwork and record grants in the equity compensation database upon receiving approval of the grants through minutes of the Board of Directors provided by the Secretary of the Board.

•	Stock Option Accounting Procedures. Each quarter, members of the accounting department must verify the validity and terms of each new grant by comparing the terms of the grant to minutes of the Board of Directors provided by the Secretary of the Board.
The Company also adopted a comprehensive array of process reforms designed to strengthen areas of corporate governance that were identified as deficient during the Independent Investigation. Some of these measures were undertaken independent of the formation of the Special Committee and the initiation of the Independent Investigation.
•	Ensuring Adequacy of Internal Controls and Procedures. TMNG has hired a national consulting firm to assist the Company with the planning for and implementation of a program for compliance with Section 404 of the Sarbanes-Oxley Act and to help ensure that the Company has properly designed and tested the internal control structure and procedures for financial reporting.

•	Addition of Accounting Personnel, Combined with Enhanced Training. TMNG has hired additional accounting personnel to assist the Company with its accounting needs. Training for accounting and non-accounting personnel will be enhanced. Management and the Board will assess the need for additional personnel and/or training going forward.

•	Hiring of Legal Staff. TMNG has hired a General Counsel and a paralegal to internally support SEC compliance and other governance matters.

•	Responsibilities of Chief Financial Officer. The Chief Financial Officer’s duties and responsibilities that are not directly related to managing the financial affairs of the Company are being reassigned so that his primary responsibility going forward will be to manage the financial affairs of the Company and he will have very limited assignments and responsibilities outside of this role. The Chief Financial Officer’s performance in implementing new controls and procedures, ensuring compliance with Section 404 of the Sarbanes-Oxley Act, and performing his other responsibilities will be periodically reassessed by the Special Committee and the Board of Directors.

•	Reports to Special Committee on Implementation of Recommendations. Management has been directed to provide monthly reports to the Special Committee on the implementation of the corporate governance changes and other changes and actions mandated by the Board of Directors.
The statements contained in Exhibits 31 and 32 to this Form 10-Q should be considered in light of, and read together with, the information set forth in this Item 4.
ITEM 4T. CONTROLS AND PROCEDURES
Not applicable.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We have not been subject to any material new litigation or claims during fiscal year 2006. For a summary of litigation in which we are currently involved, refer to our annual report on Form 10-K for the year ended December 30, 2006, as filed with the Securities and Exchange Commission on May 14, 2007 and Note 12 to the Condensed Consolidated Financial Statements included elsewhere in this report.
Additionally, as disclosed in Note 12 to the Condensed Consolidated Financial Statements, as of September 30, 2006 the Company had outstanding demands aggregating approximately $1.0 million by the bankruptcy trustee of a former client in connection with collected balances near the customer’s bankruptcy filing date. One of these demands originated through the acquisition of Tri-Com in 2001, resulting in contingent purchase price to the seller. Although the Company did not believe preferential payments had been received from this former client, the Company had reserves of $727,000 to cover any liability resulting from the remaining outstanding claims and the contingent purchase price. In May 2007, the Company reached a settlement agreement with the bankruptcy trustee whereby the Company agreed to pay $565,000 in exchange for being released from all potential liability under the demands discussed above. The Company is currently working to finalize settlement for the contingent purchase price component of the Tri-Com acquisition.
ITEM 1A. RISK FACTORS
For a full listing of TMNG’s Risk Factors please refer to our annual report on Form 10-K for the year ended December 30, 2006 filed with the Securities and Exchange Commission on May 14, 2007.
RISKS RELATED TO OUR STOCK OPTION PRACTICES AND RELATED ACCOUNTING
The matters relating to the investigation by the Special Committee of the Board of Directors and the restatement of the Company’s condensed consolidated financial statements may result in litigation and governmental enforcement actions.
On November 13, 2006, we announced that following an initial internal review of our stock option practices our Board of Directors had appointed a Special Committee of outside directors (the “Special Committee”) to conduct a full investigation of our past stock option and nonvested stock granting practices and related accounting (the “Independent Investigation”). We also announced that in light of the Special Committee’s review we would not be in a position to file the September 30, 2006 Form 10-Q on the due date therefor. On January 19, 2007, we announced that management and the Audit Committee of the Board of Directors had reached a preliminary conclusion that incorrect measurement dates were used for financial accounting purposes for certain stock option grants and nonvested stock awards and that we may need to restate our historical financial statements. On April 4, 2007, we announced the completion of the Independent Investigation. See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for a further discussion of this matter.
As a result of the internal review and the Independent Investigation, management has concluded, and the Audit Committee of the Board of Directors concurs, that we did not maintain adequate controls over our stock option and nonvested stock granting practices and procedures and that this failure resulted in the use of incorrect measurement dates for financial accounting purposes for a majority of stock option grants and nonvested stock awards made in prior periods. Effective controls, including monitoring and adequate communication, were not maintained to ensure the accuracy, correct valuation and proper presentation of activity related to our stock option and nonvested stock granting practices and procedures. The lack of effective controls resulted in misstatement of our stock-based compensation expense, additional paid-in capital, unearned compensation and related disclosures, and in the restatement of our previously filed annual and interim consolidated financial statements that was not prevented or detected. These adjustments increased net loss by $0.4 million and $1.3 million in fiscal years 2005 and 2004, respectively, and $0.3 million for the thirty-nine weeks ended September 30, 2006 and October 1, 2005. The cumulative effect of the error on the statement of operations for fiscal years prior to 2004 was $7.0 million.
Between 1999 and 2006, most stock option grants, other than those made to executive officers and directors, were made by management under an apparent or de facto delegation of such authority by the Board of Directors. Our equity plans do not expressly authorize such delegation, and so it is not clear whether such delegation was permissible and in compliance with our equity plans. The Board of Directors, however, has determined that these will be recognized as valid option grants.
The effects of related accounting errors on previously issued financial statements are included in this Form 10-Q for the quarter ended September 30, 2006, in the Annual Report on Form 10-K for the year ended December 30, 2006, and will be included in the amended Quarterly Reports on Form 10-Q/A for the quarters ended April 1, 2006 and July 1, 2006 to be subsequently filed, in accordance with applicable generally accepted accounting principles and SEC rules, regulations and guidance.
The internal review, the Independent Investigation, and related activities have diverted management’s attention from the Company’s business, resulted in the payment of substantial fees and expenses to outside counsel and accountants, and could in the future harm our business, financial condition, results of operations and cash flows. In addition, the Company’s past stock option granting practices and the restatement of prior financial statements have exposed the Company to greater risks associated with litigation, regulatory proceedings and government enforcement actions. While no litigation or formal enforcement proceedings have occurred as a result of these matters, we cannot assure that litigation or formal enforcement proceedings may not occur in the future.
In accordance with provisions in our Bylaws, the Delaware General Corporation Law and executive officer employment agreements, we will be obligated to indemnify our directors and officers against liability and expenses in connection with these matters, unless any of these persons do not meet the conditions for indemnification under these provisions. Fulfilling these obligations would increase our expenses and have an adverse effect on our cash reserves, results of operations and cash flows.
We have identified a material weakness in our disclosure controls and procedures and internal controls.
As a result of the internal review and Independent Investigation, we have identified a material weakness in our disclosure controls and procedures and internal control over financial reporting. We have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting and are evaluating and intend to adopt remedial measures designed to remediate this weakness, but there can be no assurance these measures will be effective.
Planned improvements in our corporate governance, equity compensation practices and internal controls may not be effective.
We are conducting a comprehensive evaluation of our corporate governance, equity compensation practices and internal controls in an effort to improve the quality and transparency of our corporate governance, compensation practices, internal controls and financial reporting. We are committed to the highest standards in these areas, but there can be no assurance the improvements we adopt will be effective to prevent similar occurrences in the future. Our ability to implement improvements in these areas may be limited by our human and financial resources.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information about purchases by the Company (and its affiliated purchasers) during the quarter ended September 30, 2006, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Purchases of Equity Securities (1)
Total Number of
			Shares Purchased as	Maximum Number of
			part of Publicly	Shares that May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased	Paid per Share	Programs	Plans or Programs
August 28, 2006 through September 30, 2006	136,602	$1.76	136,602	1,863,000

(1)	In September 2006, our Board of Directors authorized a share repurchase program, pursuant to which we are authorized, but not required, to repurchase up to an aggregate of 2 million shares of our common stock during the period expiring on September 1, 2008. In connection with the internal review and investigation discussed in Note 2 to the Condensed Consolidated Financial Statements, the Company’s Board of Directors in October 2006 suspended further share repurchase activity until further notice.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS
(a) Exhibits

Exhibit 10.1	Stock Purchase Agreement, dated December 22, 2006, between the Company and Janos Sivo, Alan Strong, William Hill and James Baker, regarding the acquisition of the outstanding share capital of Cartesian Limited.

Exhibit 31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.	Certifications furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURE	TITLE	DATE

/s/ RICHARD P. NESPOLA	Chairman, President and Chief Executive Officer	May 14, 2007
Richard P. Nespola

/s/ DONALD E. KLUMB	Chief Financial Officer and Treasurer	May 14, 2007
Donald E. Klumb	(Principal financial officer and principal accounting officer)