Form 10-K
period 2006-12-30
MANAGEMENT NETWORK GROUP INC
filed 2007-05-14
CIK 1094814

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 30, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-27617

THE MANAGEMENT NETWORK GROUP, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	48-1129619
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification number)

7300 COLLEGE BOULEVARD,
SUITE 302, OVERLAND PARK, KANSAS 66210
(Address of principal executive offices) (Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:
(913) 345-9315
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered

COMMON STOCK, $.001 PAR VALUE PER SHARE	The NASDAQ STOCK MARKET, LLC

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
NONE.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐     NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐     NO ☑

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☐     NO ☑ This Annual Report on Form 10-K for the year ended December 30, 2006 and the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 are being filed late.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12-b of the Exchange Act Large Accelerated Filer ☐     Accelerated Filer ☐     Non Accelerated Filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of July 1, 2006 was approximately $38.8 million. As of May 10, 2007 the Registrant had 35,798,920 shares of common stock, par value $0.001 per share (the Common Stock), issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be provided in Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K is hereby incorporated by reference from our definitive 2006 proxy statement which was filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 30, 2006.

THE MANAGEMENT NETWORK GROUP, INC.

FORM 10-K

EXPLANATORY NOTE

In this Annual Report on Form 10-K for the period ended December 30, 2006 (the “Form 10-K”), The Management Network Group, Inc. (“TMNG” or the “Company”) is restating its consolidated balance sheet as of December 31, 2005 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the fiscal years ended December 31, 2005 and January 1, 2005, as well as each of the interim periods in those fiscal years presented as supplemental information for the effects of errors in accounting for share-based compensation.

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

As a result of the internal review and the Independent Investigation, management has concluded, and the Audit Committee of the Board of Directors concurs, that incorrect measurement dates were used for financial accounting purposes for certain stock option grants and nonvested stock awards made in prior periods. Therefore, the Company is restating previously issued financial statements to record additional non-cash share-based compensation expense and the related tax effects. These adjustments had an impact on the statement of operations, after tax, of $0.4 million and $1.3 million in fiscal years 2005 and 2004, respectively. In addition, we recorded an increase of $7.0 million, after tax, in accumulated deficit as of January 3, 2004 to reflect the cumulative effect of the error.

The Company has also filed its Quarterly Report on Form 10-Q for the interim period ended September 30, 2006 with the Securities and Exchange Commission (the “2006 Third Quarter Form 10-Q”) concurrently with the filing of this Form 10-K. In its 2006 Third Quarter Form 10-Q, the Company has restated its condensed consolidated balance sheet as of December 31, 2005, the related condensed consolidated statements of operations and comprehensive income (loss) for the thirteen and thirty-nine weeks ended October 1, 2005, and the related condensed consolidated statement of cash flows for the thirty-nine weeks ended October 1, 2005. The Company also intends to file amended Quarterly Reports on Form 10-Q/A for the first and second quarters of fiscal year 2006 (the “2006 Forms 10-Q/A”). In its 2006 Forms 10-Q/A, the Company will restate its condensed consolidated balance sheets as of December 31, 2005, April 1, 2006 and July 1, 2006. In addition, in its 2006 Forms 10-Q/A the Company will restate its condensed consolidated statements of operations and comprehensive income (loss) for the thirteen weeks ended April 2, 2005 and April 1, 2006, and the thirteen and twenty-six weeks ended July 2, 2005, and July 1, 2006. In its 2006 Forms 10-Q/A, the Company will restate the related condensed consolidated statements of cash flows for the thirteen weeks ended April 2, 2005 and April 1, 2006, and the twenty-six weeks ended July 2, 2005, and July 1, 2006. The Company does not intend to amend any other previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q affected by the restatement; accordingly, such reports and the related reports of our independent registered public accounting firm should no longer be relied upon.

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

The Special Committee made several recommendations to the Board of Directors for improvements in the Company’s stock option process, corporate governance practices, disclosure controls and procedures and internal controls. As discussed below, the Board of Directors has adopted each of these recommendations, and the Company has implemented or is in the process of implementing each of these recommendations, and the identified weaknesses in the stock option granting process are being remediated.

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

See the section titled “Special Committee Review into Stock Option Grant Practices and Restatement” in Part I, Item 7 and Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-K for a further discussion of this matter.

PART I

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

Cautionary statement regarding forward-looking information

With the exception of historical information, this report on Form 10-K contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995 and identified by such words as “will be,” “intend,” “continue,” “believe,” “may,” “expect,” “hope,” “anticipate,” “goal,” “forecast” or other comparable terms. Our actual financial condition, results of operations or business may vary materially from those contemplated by such forward looking statements and involve various risks and uncertainties, including but not limited to those discussed in Item 1 A, “Risk Factors.” Investors are cautioned not to place undue reliance on any forward-looking statements.

Website Access to Exchange Acts Reports

Our internet website address is www.tmng.com. We make available free of charge through our website all of our filings with the Securities and Exchange Commission (“SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC. The charters of our audit, nominating and compensation committees and our Code of Business Conduct are also available on our website and in print to any shareholder who requests them.

ITEM 1.	BUSINESS

When used in this report, the terms “TMNG,” “TMNG Global,” “we,” “us,” “our” or the “Company” refer to The Management Network Group, Inc. and its subsidiaries.

GENERAL

TMNG, a Delaware corporation, founded in 1990, is a leading provider of professional services to the converging communications, media and entertainment industries and the capital formation firms that support it. We offer a fully integrated suite of consulting offerings including strategy, management, marketing, operational, and technology consulting services (see “Services” in Item 1). With the acquisition of Cartesian Ltd. (“Cartesian”) in early 2007, we further extended our offerings to include software and application development (see Note 20, “Subsequent Event,” in Notes to Consolidated Financial Statements of this Form 10-K ). We have consulting experience with almost all major aspects of managing a global communications company. In addition, we provide marketing consulting services to clients outside of the communications industry, primarily in the eastern region of the United States. We capitalize on our industry expertise by developing and enhancing new and existing proprietary toolsets that enable us to provide strategic, management, marketing, operational, and technology support to our clients. Our portfolio of solutions includes proprietary methodologies and toolsets, deep industry experience, and hands-on operational expertise. These solutions assist clients in tackling complex business problems.

Our clientele includes a variety of businesses whose products, services and interests are focused on the evolution of the communications industry, including wireless and traditional wireline communications service providers, as well as technology companies, media and entertainment companies, and financial services firms that invest in the communications industry. A majority of our clients are principally located in the United States. However, with our acquisitions of Cartesian and the international assets of Adventis Ltd. (“Adventis”), the Company increasingly is providing services to customers in the United Kingdom, Europe and other foreign geographies. We believe we are unique in our ability to provide a comprehensive business and technology solution to the communications industry, including strategy consulting and business planning, market research and analysis, product/service definition and launch, customer acquisition and retention, business model transformation, program management, technical support, process modeling and software solutions for business support systems (“BSS”) and operations support systems (“OSS”). Additionally, the software and application development capabilities of our Cartesian subsidiary are primarily targeted to clients’ revenue and service assurance initiatives.

Our services are provided by experienced senior professionals from the communications industry. We have provided a unique technology agnostic and vendor neutral position to make unbiased evaluations and recommendations that are based on a thorough knowledge of each solution and each client’s situation. Therefore, we are able to capitalize on extensive experience across complex multi-technology communications systems environments to provide what we believe are the most sound and practical recommendations to our clients.

Over the last seven years, the Company has transformed from a provider of primarily management and operational consulting services to a provider of a fully integrated suite of offerings to the communications marketplace. This transformation has been accomplished through increasing the breadth of our employee work base, by hiring consultants of increasingly diverse backgrounds with various technical competencies, and implementing an acquisition strategy to acquire consulting companies whose offerings complemented and expanded the offerings we historically provided. We believe these actions have expanded key client relationships, have uniquely positioned us in the market to effectively serve today’s needs of large global communication service providers, and provided an expansion of our key direct distribution channel elements.

The Company took significant steps in 2006 and early 2007 to extend its geographical reach and to expand its ability to address global opportunities in the marketplace: the acquisitions of the international assets of Adventis and the United Kingdom-based technical consultancy and software provider Cartesian. As a result of the former, our CSMG Adventis strategy consultancy has expanded its international footprint, with an indigenous presence in the United Kingdom, continental Europe, and Asia. The acquisition of Cartesian, meanwhile, strengthens TMNG’s management consultancy dramatically. Cartesian brings expertise in billing management and revenue assurance — two traditional strengths on which we built our reputation — but does so from a technology and network perspective, an ideal complement to our business process focus. Building on its technical expertise, Cartesian has developed an innovative and modular software suite, called Ascertaintm, which features advanced revenue assurance and data integrity tools that support fixed, wireless, ISP, data and content environments. Cartesian’s client list includes Tier 1 companies in the United Kingdom and Europe.

We also continue to expand our offerings through indirect channel partners to enable us to extend the reach of our capabilities and to target additional and larger customers and verticals as dynamics in the global communications market evolve (see “Market Overview” in Item 1). We provide our partners with contacts, strategic business analysis, business process outsourcing (“BPO”) solutions, and depth of knowledge and experience in serving the industry. The partnerships bring us technology solutions and systems integration capabilities which enable our partners and us to provide more comprehensive client offerings and solutions to effectively compete with other global consultancies.

During fiscal years 2005 and 2006, we made strategic investments designed to position us for additional growth in our core management consulting offerings with emphasis in Internet Protocol (“IP”) and wireless solutions; maintaining a solid base of carrier relations and expanding into the cable, media, and content arenas; and launching services with partners that facilitate Mobile Virtual Network Operators (“MVNO”), IP transformation or convergence of offerings.

A key achievement during fiscal year 2005 was the development of our managed services capability to support IP transformation. This capability is designed to support enterprises across multiple industries as they migrate their legacy communication network architectures to IP platforms. TMNG believes it has unique expertise, in particular, in helping enterprises understand, protect and migrate valuable customer data and processes to new technology platforms. To further the visibility of our services, we signed in 2005 a five-year exclusive economic relationship with S3 Matching Technologies Inc. (“S3”), through which we have jointly designed solutions for IP network migration for both communication service providers and global outsourcing firms. These solutions marry industry know-how with proven technology and are capable of doing so under an outsourced framework. We have already developed and validated our proprietary data management optimization (“DMO”) solution. DMO addresses one of the critical first steps in the migration from legacy to IP environments, as it provides the intelligence surrounding databases of network elements and enables accurate and efficient migration to IP.

We have diversified our client base by building a cable and broadband practice. With the convergence of the industry, we apply our traditional expertise in complex business processes such as revenue assurance, billing management, and mediation, as well as in leading functional areas like Program Management Offices (“PMO”), across the global converging communications marketplace. We have developed solutions to assist content providers, and media companies as they cope with the complexities of OSS/BSS for new products and services; attempt to streamline their business systems and processes following merger and acquisition activity; and address product lifecycle issues in the wake of competitive pressures. We are also providing program management, business process, service assurance and leadership teams for cable operators as they launch new digital voice product and service rollouts, including voice over internet protocol (“VOIP”) offerings.

As the industry continues to evolve, TMNG expects to utilize its long history of engagement experience with clients to continue modifying its toolsets, develop new methodologies, and expand selectively its base of employee consultants to support and extend its thought leadership and capabilities in the communications industry.

MARKET OVERVIEW

TMNG serves a global communications, media and entertainment marketplace that has undergone dramatic change driven by macroeconomic and technological forces that destabilized the industry and depressed the market for outside consulting services, including ours, during the period from roughly 2001 through 2004. Since that time, the global communications industry has been in the midst of what we believe to be revolutionary change. Market factors including regulatory decisions, new technologies and industry consolidation have begun to stimulate new investment in the sector. What we believe the future of the global communications industry will look like is beginning to take shape, based around a convergence of voice, data and video or content based communications. This dynamic is bringing new competitors to the market, such as Yahoo! and Google, challenging existing industry competitors to explore new business models, and driving consolidation within sectors such as traditional wireline and wireless telecommunications. In addition, cable communications companies that historically offered video services are now positioning themselves as providers of voice and other data and content services.

Wireline, wireless and cable companies alike are focused on convergence — where any type of content or application can be delivered seamlessly across fixed or mobile networks. For traditional telecom companies, convergence will ultimately come in the form of IP Multimedia Subsystems (“IMS”). IMS is expected to have profound influence on the communications industry through the emergence of new business models. IMS will allow network owners to derive value from their networks while simultaneously opening their networks to third parties to develop and offer their own customized and enhanced services and applications. IMS and convergence are costly and complicated; while the evolution is underway it will not occur without challenges.

The convergence of content providers and wireless distribution channels (i.e., carriers) has also opened new segments of the market through the MVNO model. MVNO’s are mobile operators that do not own their own wireless spectrum or network infrastructure. Instead, MVNO’s contract with existing wireless carriers to purchase wholesale access to wireless networks. We believe the MVNO model is a driver that is moving the market for wireless services from a voice-focused market to one focused on value-added non-voice services extending into media and entertainment. We expect this transformation of the wireless market to occur rapidly and present numerous opportunities and challenges to the traditional carriers, content companies that function as MVNO’s, and partnerships like Cingular and Apple. We expect these profound changes to increase demand for consulting services, with increased focus on convergence and wireless and IP based offerings, outsourced BPO service opportunities, and the need for existing management consultancies to provide solutions to these new communications industry challenges. As discussed in Item 1, “Business — General,” we have invested to enable us to provide such services.

It has been our experience that because the expertise needed by communications companies to address the market’s needs is typically outside their core competencies, they must ultimately either recruit and employ experts or retain outside specialists. Additionally, the convergence of the communications, media and technology industries has brought forth many new competitors from outside the traditional communications industries who we believe do not possess the experience or skill sets needed to execute new business plans. We believe due to the range of expertise required and the time associated with hiring and training new personnel, bringing expertise in-house is often not a viable option. Although demand for consulting services has been mixed in recent years as the industry has restructured, we believe customers will need to contract with consultative firms or outsource some of the expertise required to adapt to new environments and capitalize on new technologies now emerging. When retaining outside specialists, we believe communications companies need experts that fully understand the communications industry and can provide timely and unbiased advice and recommendations. TMNG has positioned its business to respond to that anticipated need.

BUSINESS STRATEGY

Our objective is to establish ourselves as the consulting company of choice to the converging communications, media and entertainment industry, which includes the service providers and technology companies that serve the industry, media, and entertainment companies, and the financial services and investment banking firms that invest in the sector. The following are key strategies we have adopted to pursue this objective.

- Develop and evolve existing offerings, solutions and thought leadership

We plan to continue expanding our end-to-end solutions offerings, both by organic expansion and/or through acquisitions. Expanding our consulting solutions involves building or buying the capabilities that support change elements in the adoption of IP and wireless technology and support of convergence of communications with media and content, with emphasis on wireless. We plan to continue to extend our product offerings to the communications industry. We believe wireline and wireless providers will be strategically focused on the following key initiatives: bundling or convergence of services (i.e., wireline, wireless, high-speed data and video); continued consolidation and post merger integration, and aggressive reduction of costs; reassessment of core competencies in order to leverage strengths and minimize weaknesses; and migration to new technologies — next generation wireless and IP. Our solutions will assist clients in redefining competitive position, launching new products and services and generating revenues through integrated offerings. Such offerings will also be focused on increasing clients’ efficiencies in these transformations. We will also evaluate expanding our offerings to include managed services, with partners surrounding these initiatives.

- Continue to build the TMNG Global brand

We plan to continue building and communicating the TMNG brand, further positioning ourselves as the consultancy of choice for the global communications industry. In late 2005, TMNG was rebranded to TMNG Global, and in 2006 our strategy group became CSMG Adventis, reflecting the brand equity in the Cambridge Strategic Management Group (CSMG) and ADVENTIS names that came with our acquisition of their related business assets. These changes were made to better represent the end-to-end capabilities we offer through our strategic consulting, management consulting and managed services practices, and to provide separation between our strategy and management consulting practices, providing a level of independence and neutrality desired by clients. In 2006, we launched a next generation web platform that, among other benefits, is intended to help us build awareness of TMNG across a much broader geographic footprint. Through our web portal, we are using our case studies of key engagements to demonstrate the results we bring to our clients, thereby enhancing our messaging that TMNG Global is unique in our high level of experienced consultants, our focus on the global telecommunications industry, our integrated end-to-end solution and our long history of bringing clients a positive return on their investment.

- Focused and effective recruitment and retention

We believe a key element of our business model will be required is the attraction and retention of high quality, experienced consultants. Our two primary challenges in the recruitment of new consulting personnel are the ability to recruit talented personnel with the skill sets necessary to capitalize on an industry undergoing revolutionary change and the ability to execute such recruitment with an appropriate compensation arrangement. The market for skilled consultants has become more competitive in the current industry environment.

We reinvigorate existing skill sets of our consultants with proprietary toolsets that provide methodologies they use to augment their experience and help analyze and solve clients’ problems. We utilize a network of databases to serve as a knowledge base, enabling consultant collaboration on engagements and providing support information and updates of TMNG current toolsets and releases of next generation tools. Finally, we continue to manage our flexible and unique employee and independent subject matter expert model to maximize skill set offerings, while minimizing the effect of non-billable consultant time.

- Enhancing our global presence

We plan to further enhance our presence globally to deliver services and solution capabilities to client companies located around the world. Especially in Western Europe, we believe the competitive market expertise of our U.S. consultants can be a key factor for foreign companies facing the business issues associated with deregulation and competition. We believe our recent acquisitions of Cartesian and the international assets of Adventis strengthen TMNG Global’s presence and capabilities in key European markets and create potential for expansion in Asian markets.

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

SERVICES

We provide a full range of strategic, marketing, operations and technology consulting services to the communications industry. Services provided include:

- Strategy and Business Case Development

We provide comprehensive strategic analysis to service providers, media and entertainment companies, equipment manufacturers and financial investors in the communications industry. Our approach combines rigorous qualitative and quantitative analyses with a detailed understanding of industry trends, technologies, and developments. We provide clients with specific solutions to their key strategic issues relating to their existing business as well as new product and service opportunities. Our services include business case development, data and content strategies, marketing spending optimization, service and brand diversification, enterprise and small business strategies, technology commercialization and operational strategies.

- Product Development and Management

We offer global communications service providers the benefit of our hands-on experience developing and launching new products and services for some of today’s industry leaders. Our product development approach includes market assessments, product/service definition, business requirements definition, project management, testing and release. We also help communications clients by evaluating the profitability of existing product and service offerings to identify opportunities to consolidate, de-emphasize or decommission offerings to improve clients’ overall profitability.

- Customer Acquisition and Retention

We have developed and implemented acquisition and retention strategies for clients in the communications industry. We have consultants skilled in the areas of target market segmentation, campaign management and sales-process management. Our strategies take into account the needs and preferences of the target market and include a mix of marketing communications, partner programs, e-marketing, web strategy, direct sales, telemarketing, direct response and loyalty and retention programs.

- Revenue and Cost Management

We are dedicated to helping clients uncover and recover missed opportunities at every stage along the revenue life cycle and reduce the costs associated with managing business functions. Our approach to revenue and cost management centers around operational assessment, process improvement, organizational restructuring, and continuous improvement. Our consultants utilize their industry expertise and our proprietary TMNG QBCtm (Quality Business Controls) toolset to deliver quantifiable benefits to clients. The Cartesian acquisition in early fiscal year 2007 dramatically strengthens our revenue assurance, billing management, and mediation offerings. Cartesian couples its services with its innovative and modular software product suite, Ascertain tm.  Ascertaintm is among the industry’s most widely deployed revenue assurance tools in Europe and able to support fixed, wireless, ISP, data, and content environments.

- Program Management, Business and Operations Process Redesign and Reengineering

We provide clients with efficient, integrated business and operational processes, supporting technology systems and web-centric interfaces across all OSS/BSS applications. We take clients from the point of customer acquisition to provisioning all the way through to billing, collections and accounts receivable management to cash in the bank. We have modified our traditional toolsets, recruited consultants with relevant expertise and initiated marketing efforts in the burgeoning areas of the wireless enterprise and IP transformation. We believe that as these two market phenomena evolve we are well-positioned to bring business and technical solutions to existing clients and prospective clients alike.

- Corporate Investment Services

We provide a wide range of services to investment banking and private equity firms in connection with investments and mergers and acquisitions in the communications industry. Services include evaluation of management teams and business plans, identification of strengths and weakness of the company, and analyses of the company’s financial models, systems, products and operational and business processes. Post-investment support is also provided to help customers in the optimization of their investment through our Operational Performance Appraisal (OPAtm) tool. OPAtm features an assessment of communications companies’ revenue assurance, network inventory, network operations, order management and provisioning, disaster recovery planning and e-commerce operations and products. The OPAtm seeks to help companies optimize asset utilization, including network assets and inventory. In addition, OPAtm seeks to maximize revenue and minimize associated costs and determine if the provider’s customers are being served effectively.

- TMNG Resources

TMNG Resources, a business unit of TMNG Marketing, focuses on providing subject matter experts utilizing a staff augmentation model. As the telecom industry has started to rebound, some service providers have, at least initially, been hesitant to make permanent hiring decisions and have sought temporary expert staff. We believe TMNG Resources is uniquely positioned to fill the recruiting needs of our clients.

COMPETITION

The market for communications consulting services is highly fragmented and changing rapidly. We face competition from major business and strategy consulting firms, large systems integration and major global outsourcing firms, offshore development firms from the Asian markets, equipment and software firms that have added service offerings, and customers’ internal resources. Recently, we believe there has been a significant increase in demand for firms that can bundle BPO with systems and technical integration. Many of our competitors are large organizations that provide a broad range of services to companies in many industries, including the communications industry. Many of these competitors have significantly greater financial, technical and marketing resources and greater name recognition than us. We believe we have a competitive advantage due to our exclusive focus on the communications, media and entertainment industry, and the comprehensive offerings we provide to our customers. We also believe the complementary experience and expertise of our professionals represents a competitive advantage. With the communications industry experiencing consolidation and convergence with media and entertainment, we believe our principal competitive factor is our continual focus on the converging communications industry and the ability to develop and deliver solutions that enhance client revenue and asset utilization and provide return on investment. Our biggest competitor is normally the customer’s internal resources. As a result, the most significant competitive advantage becomes long-lived relationships with key client executives that have developed over time from consistency in responsiveness to their needs, quality and reliability of consultants and deliverables, and an appropriate price/value formula.

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

During fiscal year 2006, we utilized approximately 285 consultants, representing a combination of employee consultants and independent contracting firms. Of these, 118 were employee consultants and approximately 167 were working on engagements for us primarily through independent subcontracting firms. In addition to the consultants, we have an administrative staff of approximately 30 employees in the accounting and finance, marketing, recruiting, information technology, human resources and administrative areas. With the acquisition of Cartesian in January 2007, we expanded our personnel base to approximately 200 employee consultants.

BUSINESS SEGMENTS

Based on an analysis of the criteria in Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosure about Segments of an Enterprise and Related Information,” we have four operating segments as of the end of fiscal year 2006, which are aggregated in one reportable segment, the Management Consulting Services segment. The Management Consulting segment include business strategy and planning, marketing and customer relationship management, billing system support, operating system support, revenue assurance, corporate investment services, and network management. The acquisition of Cartesian in January 2007 added software licensing and maintenance to our offerings. As a result, we will add an additional operating and reporting segment for Cartesian operations beginning in the first quarter of 2007.

MAJOR CUSTOMERS

Since our inception, we have provided services to more than 1,200 domestic and international customers, primarily communication service providers and large technology and applications firms serving the communications industry and financial firms that invest in the sector. Most recently we have added to our base of customers with cable, media and entertainment clients looking to leverage communications infrastructure to deliver offerings to the market. We depend on a small number of key customers for a significant portion of revenues. For fiscal year 2006, revenues from one customer accounted for 15% of our revenues. No other single customer accounted for more than 10% of our revenue. Also during fiscal year 2006, our top ten customers accounted for approximately 61.8% of total revenue. We generally provide discounted pricing for large projects on fixed commitments with long-term customers. Because our clients typically engage services on a project basis, their needs for services vary substantially from period to period. We continue to concentrate on large wireline, wireless, and cable companies headquartered principally in North America and Western Europe, as well as media and entertainment clients. We seek to offer broad and diversified services to these customers. We anticipate that operating results will continue to depend on volume services to a relatively small number of customers.

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

SEASONALITY

In the past, we have experienced seasonal fluctuations in revenue in the fourth quarter due primarily to the fewer number of business days because of the holiday periods occurring in that quarter. We continue to experience fluctuations in revenue in the fourth quarter and with our global expansion, may experience fluctuations in summer months and other vacation periods.

ITEM 1A.	RISK FACTORS

Our business, operating results, financial condition and stock price are subject to numerous risks, uncertainties, and contingencies, many of which are beyond our control. The following important factors, among others, could adversely affect our stock price or cause actual results to differ materially from those contemplated in forward-looking statements made in this annual report on Form 10-K or presented elsewhere by management from time to time. Investors are urged to consider these risk factors when evaluating an investment in TMNG.

RISKS RELATED TO OUR STOCK OPTION PRACTICES AND RELATED ACCOUNTING

The matters relating to the investigation by the Special Committee of the Board of Directors and the restatement of the Company’s consolidated financial statements may result in litigation and governmental enforcement actions.

On November 13, 2006, we announced that following an initial internal review of our stock option practices our Board of Directors had appointed a Special Committee of outside directors (the “Special Committee”) to conduct a full investigation of our past stock option and nonvested stock granting practices and related accounting (the “Independent Investigation”). We also announced that in light of the Special Committee’s review we would not be in a position to file the September 30, 2006 Form 10-Q on the due date therefor. On January 19, 2007, we announced that management and the Audit Committee of the Board of Directors had reached a preliminary conclusion that incorrect measurement dates were used for financial accounting purposes for certain stock option grants and nonvested stock awards and that we may need to restate its historical financial statements. On April 4, 2007, we announced the completion of the Independent Investigation. See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-K for a further discussion of this matter.

As a result of the internal review and the Independent Investigation, management has concluded, and the Audit Committee of the Board of Directors concurs, that we did not maintain adequate controls over our stock option and nonvested stock granting practices and procedures and that this failure resulted in the use of incorrect measurement dates for financial accounting purposes for a majority of stock option grants and nonvested stock awards made in prior periods. Effective controls, including monitoring and adequate communication, were not maintained to ensure the accuracy, correct valuation and proper presentation of activity related to our stock option and nonvested stock granting practices and procedures. The lack of effective controls resulted in misstatement of our stock-based compensation expense, additional paid-in capital, unearned compensation and related disclosures, and in the restatement of our previously filed annual and interim consolidated financial statements that was not prevented or detected. The required adjustments increased net loss by $0.4 million and $1.3 million in fiscal years 2005 and 2004, respectively. The cumulative effect of the error on the statement of operations for fiscal years prior to 2004 was $7.0 million.

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

The effects of related accounting errors on previously issued financial statements are included in this Form 10-K for the year ended December 30, 2006, in the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and will be included in the amended Quarterly Reports on Form 10-Q/A for the quarters ended April 1, 2006 and July 1, 2006 to be subsequently filed, in accordance with applicable generally accepted accounting principles and SEC rules, regulations and guidance.

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

As a result of the internal review and independent investigation, we have identified a material weakness in our disclosure controls and procedures and internal control over financial reporting. We have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting and are evaluating and intend to adopt measures designed to remediate this weakness, but there can be no assurance these measures will be effective.

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

RISKS RELATED TO OUR BUSINESS

Our business is dependent on conditions in the communications industry, which may effect the demand for our services.

We focus almost exclusively on customers in the converging communications, media and entertainment industry and investment banking and private equity firms investing in that industry. Factors outside of our control could cause companies to delay new product or business initiatives or to seek to control expenses by reducing the use of outside consultants. The communications industry is in a period of consolidation, which could reduce our client base, eliminate future opportunities, cause cancellations of client engagements or create conflicts of interest among clients. These trends could continue to harm our business, financial condition, results of operations, liquidity and ability to make acquisitions or raise capital. Future client financial difficulties and/or bankruptcies could require us to write-off receivables that are in excess bad debt reserves, which would harm our results of operations in future periods.

Although, in 2006 we have seen increases in revenues as a result of our global acquisitions and investments in several key initiatives that have guided the evolution of our business — wireless technologies; voice, video and data convergence; and the migration of enterprises to IP-centric platforms. If we cannot continue to grow and capitalize on these opportunities or adapt to future changes in the communications industry, we may not be able to generate revenues sufficient to cover our costs resulting in losses from operations and negative cash flow, which may eventually adversely affect our liquidity.

We have experienced losses from operations, negative cash flow and reductions in our cash reserves.

We incurred a net loss of $12.4 million and experienced an $11.3 million reduction in our cash, cash equivalents and short-term investments in the year ended December 30, 2006. Although we saw significant increases in revenues in 2006 as a result of acquisitions and organic growth and implemented substantial reductions in our operating costs in the fourth quarter of 2006, our Adventis acquisition, continuing operating losses, employee severance costs and the expenses of the Independent Investigation resulted in significant reductions in our liquid assets. Although we had approximately $38.3 million in cash, cash equivalents and short-term investments and no long-term debt at December 30, 2006, if we do not achieve sustained profitable operations and positive cash flow, we could experience liquidity challenges at some future point.

We are dependent on a limited number of large clients for a major portion of our revenues, and the loss of a major client or the cancellation of a significant contract could substantially reduce revenues and harm our business and liquidity.

We derive a substantial portion of our revenues from a relatively limited number of clients (see Item 1, “Business-Major Customers”). This results in part from a conscious strategy to market our services to the largest and most stable companies in the industry, but our concentration of revenues with a small number of clients does expose us to risk. Our revenues and financial condition could be impaired if a major client stopped using our services. The services required by any one client may be affected by industry consolidation or adverse industry conditions, technological developments, economic slowdown or the client’s internal strategy or budget constraints. As a result, the volume of work performed for specific clients varies from period to period, and a major client in one period may not use our services in a subsequent period.

Our revenues and operating results may fluctuate significantly from quarter-to-quarter, which could adversely affect our stock price.

Our revenues and operating results may vary significantly from quarter-to-quarter due to a number of factors. Any of these factors could adversely affect our stock price. Factors that could cause quarterly fluctuations include:

•	developments in the communications industry and economic conditions;

•	fluctuations in the value of foreign currencies versus the U.S. dollar;

•	global economic, industry and political conditions and related risks, including acts of terrorism;

•	the beginning and ending of significant contracts during a quarter;

•	the size and scope of assignments;

•	the potential loss of key clients or cancellation or deferral of significant engagements;

•	the form of customer contracts changing primarily from time and materials to fixed price or contingent fee, based on project results;

•	the loss of key management or consultants, which could cause clients to end their relationships with us;

•	the ability of clients to terminate engagements without penalty;

•	fluctuations in demand for our services resulting from client budget cuts, or project delays, industry consolidations or downturns or similar events;

•	reductions in the prices of services offered by our competitors;

•	seasonality during the summer, vacation and holiday periods, especially in Europe;

•	consultant utilization and billing rates;

•	expenses incurred in the independent investigation and the restatement of our financial statements; and,

•	our ability to integrate our Adventis and Cartesian acquisitions, and any impairment in the value of those investments.

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

There can be no assurance our investment in new offerings will yield the intended results.

We have invested in personnel, practices and proprietary toolsets designed to enable us to capitalize on industry convergence and the migration to wireless and IP platforms. These investments had a positive impact on our 2006 revenues and we believe will positively impact our revenues and profitability in 2007, but they did adversely affect our short-term profitability in 2006. There can be no assurance these investments, or others like them, will continue to produce increased revenues or enable us to become profitable and cash flow positive in 2007 or future years.

A significant portion of our business is represented by fixed fee contracts, which expose us to additional risks.

Fixed fee contracts entail subjective judgments and estimates about revenue recognition and are subject to uncertainties and contingencies. For a more complete discussion of our accounting for revenue recognition, see “Critical Accounting Policies” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Fixed fee contracts expose us to the risk that our cost of performing the contract may be higher than expected, reducing or eliminating our profit margin from the contract.

Our acquisitions entail risks that could harm our financial performance or stock price.

As part of our business strategy, we have made and may continue to make acquisitions, including our acquisition of the international consulting business of Adventis in 2006 and our acquisition of Cartesian in 2007. These acquisitions are, and any future acquisition would be, accompanied by the risks commonly encountered in acquisitions, including:

•	difficulty in integrating and managing the personnel and operations of acquired companies;

•	failure of the acquisition to achieve expected return on investments and planned synergies;

•	potential disruption of our existing business;

•	further reductions in our cash reserves; and,

•	adverse effects on our financial statements, including impairments, write-offs and assumption of liabilities of the acquired businesses.

Any future decrease in revenues of acquired businesses may result in asset impairments and adversely affect our profitability.

As a result of acquisitions we have made, goodwill and intangible assets constitute a significant portion of the assets reported on our balance sheet. We have, in the past, been required to write down goodwill and intangible assets on our financial statements as a result of declining revenues and earnings of the businesses we acquire. In the fourth quarter of 2006, we recognized a $2.1 million charge for the impairment of the carrying amount of our Adventis business. The impairment charge was the result of lower than expected operating results coupled with a reduction in the size and scope of operations which impacted our assessment of future cash flows of the Adventis business. We may continue to be required to take asset impairment charges in the future. Our earnings and profitability would be adversely affected by any further asset impairments.

We implemented significant cost reductions which could adversely affect our ability to obtain and perform consulting engagements.

In 2006, we undertook a series of cost-cutting measures designed to better align our operating costs with the demand for communications consulting services and return our Company to profitability. As part of these cost-cutting measures, we reduced our organic employee headcount. We have also expanded the skill sets of our consultant base by replacing existing consultants with professionals we believe are better suited to support our next generation offerings. Because the talents and skills of our consulting resources are limited in comparison to much larger firms, we may lose opportunities to obtain future consulting engagements or have difficulty performing engagements we do obtain, any of which could harm our business.

The market in which we operate is intensely competitive, and actions by competitors could render our services less competitive, causing revenues and income to decline.

The market for consulting services to communications companies is intensely competitive, highly fragmented and subject to rapid change. Competitors include strategy and management consulting firms and major global outsourcing firms like IBM, Electronic Data Systems Corporation (EDS) and Computer Sciences Corporation, which have become more significant competitors recently due to the outsourcing of business support systems and operating support systems by communications companies. We are also subject to competition from large technical firms from the Asian markets, like Infosys Technologies, Ltd. that can provide significant cost advantages. Some of these competitors have also formed strategic alliances with communications and technology companies serving the industry. We also compete with internal resources of our clients. Although non-exhaustive, a partial list of our competitors includes:

•	Accenture;

•	Booz-Allen & Hamilton;

•	Cap Gemini;

•	DiamondCluster International, Inc.;

•	IBM;

•	EDS;

•	Computer Science Corporation;

•	Infosys Technologies, Ltd.; and

•	McKinsey & Company.

Many information technology-consulting firms also maintain significant practice groups devoted to the communications industry. Many of these companies have a national and international presence and may have greater personnel, financial, technical and marketing resources than we do. We may not be able to compete successfully with our existing competitors or with any new competitors. We believe our ability to compete depends on a number of factors outside of our control, including:

•	the prices at which others offer competitive services, including aggressive price competition and discounting on individual engagements which may become increasingly prevalent in the current industry environment;

•	the ability and willingness of our competitors to finance customers’ projects on favorable terms;

•	the ability of our competitors to undertake more extensive marketing campaigns than we can;

•	the extent, if any, to which our competitors develop proprietary tools that improve their ability to compete with us;

•	the ability of our customers to perform the services themselves; and

•	the extent of our competitors’ responsiveness to customer needs.

We may not be able to compete effectively on these or other factors. If we are unable to compete effectively, our market position, and therefore our revenues and profitability, would decline.

We must continually enhance our services to meet the changing needs of the convergence of communications customers with media and entertainment, or we may lose future business to our competitors.

Our future success will depend upon our ability to enhance existing services and to introduce new services to meet the requirements of customers in a rapidly developing and evolving market, particularly in the areas of wireless communications and next-generation technologies supporting the convergence of communications, media and entertainment. Present or future services may not satisfy the needs of the communications market. If we are unable to anticipate or respond adequately to customer needs, we may lose business and our financial performance will suffer.

If we are not able to effectively recruit and retain management and consulting personnel that provide us with new talent sets enabling the implementation of new strategic offerings in a rapidly changing market, our financial performance may be negatively impacted.

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

Our engagements with clients may not be profitable or may be terminated by our clients on short notice.

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

Under many of our contracts, the payment of some or all of our fees is conditioned upon our performance. We are increasingly moving away from contracts that are priced solely on a time and materials basis and toward contracts that also include incentives related to factors such as benefits produced. During fiscal year 2006, we estimate that approximately 42.4% of our revenue was generated through contracts that had some fixed-price, incentive-based or other pricing terms that conditioned some or all of our fees on our ability to deliver these defined goals. The trend to include greater incentives in our contracts may increase the variability in revenues and margins earned on such contracts, and may expose us to greater risk of loss on the contracts if we do not perform successfully. Additionally, the estimates required for revenue recognition on these contracts expose us to the risk of misstatement of financial results if our estimates prove to be inaccurate.

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

Our profitability will suffer if we are not able to maintain our pricing and utilization rates and control costs.

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

Our international operations expose us to a number of business and economic risks, which could result in increased expenses and declining profitability.

As a result of our Adventis and Cartesian acquisitions, a substantial portion of our business is conducted in foreign markets and a substantial portion of our revenues and costs are derived from our international business. Our international operations expose us to a number of business and economic risks, including:

•	unfavorable foreign currency exchange rates or fluctuations;

•	difficulties in staffing and managing foreign operations;

•	seasonal reductions in business activity;

•	competition from local and foreign-based consulting companies;

•	ability to protect our intellectual property;

•	unexpected changes in trading policies and regulatory requirements;

•	legal uncertainties inherent in transnational operations such as export and import regulations, tariffs and other trade barriers;

•	the impact of foreign laws, regulations and trade customs;

•	U.S. and foreign taxation issues;

•	operational issues such as longer customer payment cycles and greater difficulties in collecting accounts receivable;

•	language and cultural differences;

•	changes in foreign communications markets;

•	increased cost of marketing to and servicing international clients;

•	potential limits on our ability to repatriate foreign profits;

•	general political and economic trends, including the potential impact of terrorist attack or international hostilities; and

•	expropriations of assets, including bank accounts, intellectual property and physical assets by foreign governments.

In addition, we may not be able to successfully execute our business plan in foreign markets. If we are unable to achieve anticipated levels of revenues from or efficiently manage our international operations, our overall revenues and profitability may decline.

We are dependent on a limited number of key personnel, and the loss of these individuals could harm our competitive position and financial performance.

Our business consists primarily of the delivery of professional services and, accordingly, our success depends upon the efforts, abilities, business generation capabilities and project execution of our executive officers and key consultants. Our success is also dependent upon the managerial, operational, marketing, and administrative skills of our executive officers, particularly Richard P. Nespola, our Chairman, President and Chief Executive Officer. The loss of any executive officer, business unit manager or key consultant or group of consultants, or the failure of these individuals to generate business or otherwise perform at or above expectations, could result in a loss of customers or revenues or increases in expenses, any of which could harm our financial performance.

If we fail to perform effectively on project engagements, our reputation, and therefore our competitive position and financial performance, could be harmed.

Many of our engagements come from existing clients or from referrals by existing clients. Therefore, our growth is dependent on our reputation and on client satisfaction. The failure to perform services that meet a client’s expectations may damage our reputation and harm our ability to attract new business.

If we fail to develop and maintain long-term relationships with our customers, our success would be jeopardized.

A substantial majority of our business is derived from repeat customers. Future success depends to a significant extent on our ability to develop long-term relationships with successful communications providers who will give us new and repeat business. Inability to build long-term customer relationships could result in declines in our revenues and profitability. This may increasingly be the case with any further consolidation or contraction in the industry.

We classify a large number of subcontractors as independent contractors for tax and employment law purposes. If these firms or personnel were to be reclassified as employees, we could be subject to back taxes, interest, penalties and other legal claims.

We provide a significant percentage of consulting services through independent contractors and, therefore, do not pay Federal or state employment taxes or withhold income taxes for such persons. We generally do not include these independent contractors in our benefit plans. In the future, the Internal Revenue Service, or state authorities may challenge the status of consultants as independent contractors. Independent contractors may also initiate proceedings to seek reclassification as employees under state law. In either case, if persons engaged by us as independent contractors are determined to be employees by the Internal Revenue Service, any state taxation department, or a court, we would be required to pay applicable Federal and state employment taxes and withhold income taxes with respect to such contractors, and could become liable for amounts required to be paid or withheld in prior periods along with interest and penalties. In addition, we could be required to include such contractors in benefit plans retroactively and going forward.

We could be subject to claims for professional liability, which could harm our financial performance.

As a provider of professional services, we face the risk of liability claims. A liability claim brought against us could harm our business. We may also be subject to claims by clients for the actions of our consultants and employees arising from damages to clients’ business or otherwise, or clients may demand a reduction in fees because of dissatisfaction with our services or the services of our independent contractors.

Our inability to protect our intellectual property could harm our competitive position and financial performance.

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

RISKS RELATED TO OUR STOCK PRICE

The market price of our common stock is volatile, and investors may experience investment losses.

The market price of our common stock is volatile and has declined significantly from its initial public offering price. Our stock price could continue to decline or fluctuate in response to a variety of factors, including:

•	any failure to achieve sustained profitable operations and positive cash flow;

•	matters involving the independent investigation and restatement of our financial statements;

•	variations in quarterly operating results;

•	announcements of technological innovations that could render our talent outdated;

•	any failure of our acquisitions to achieve their intended results;

•	market perceptions of and future trends in the communications industry;

•	future acquisitions or strategic alliances by us or others in the industry;

•	failure to achieve financial analysts’ or our own estimates of revenues or operating results;

•	our relatively small public float and the relatively low volume at which our stock trades;

•	changes in estimates of performance or recommendations by financial analysts;

•	any future reduction in our revenues; and

•	any future adverse market conditions in the communications industry or the economy as a whole.

In addition, the stock market itself experiences significant price and volume fluctuations. These fluctuations particularly affect the market prices of the securities of many technology and communications companies. These broad market fluctuations could continue to harm the market price of our common stock. If the market price of our common stock falls below $1.00 per share for a period of 180 consecutive calendar days, we may risk being delisted from the Nasdaq Stock Market. Our market capitalization may also discourage analysts and investors from following us. Additionally, due to the limited public float of our common stock, investors may find their investment illiquid, and suffer losses. Because of our limited public float, our stock price can be susceptible to significant fluctuations based upon a comparatively low trading volume.

Principal stockholders, executive officers and directors have substantial control over our voting stock.

Executive officers, directors and stockholders owning more than five percent of our outstanding common stock (and their affiliates) own a majority of our outstanding common stock. If all such persons acted together, they would have the ability to control all matters submitted to the stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets) and to control our management and affairs. Concentration of ownership of our common stock may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, any of which could be beneficial to our shareholders. Persons who control a substantial percentage of our common stock, including members of our Board of Directors, may experience conflicts between their own interests or the interests of their investors and the interests of our public shareholders.

We may seek to raise additional funds, which may be dilutive to stockholders or impose operational restrictions.

Although we have not been required to obtain new debt or equity financing to support our operations or complete acquisitions, we may decide or be required to raise new capital for these or other purposes in the future. There can be no assurances any such capital would be available to us on acceptable terms. Any additional equity financing, if available, may be dilutive to our shareholders and debt financing, if available, may involve restrictive covenants, which may limit our operating flexibility. If additional funds are raised through the issuance of equity securities, our shareholders may experience dilution in the voting power or net book value per share of their stock. Any additional equity securities could also have rights, preferences and privileges senior to those of our common stock.

Anti-takeover provisions and our right to issue preferred stock could make a third party acquisition difficult.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our principal executive offices are located in a 4,705 square foot facility in Overland Park, Kansas. This facility houses the executive, corporate and administrative offices and is under a lease which expires in August 2010. In addition to the executive offices, we also lease the following facilities which are primarily utilized by management and consulting personnel.

		Lease
Location	Sq. Feet	Expiration

McLean, Virginia	7,575	June 2009
Boston, Massachusetts	10,344	January 2011
London, England	3,900	December 2007
Berlin, Germany	4,174	June 2016
Shanghai, China	1,511	April 2009

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

Additionally, as disclosed in Note 16 to the Consolidated Financial Statements as of December 30, 2006 the Company had outstanding demands aggregating approximately $1.0 million by the bankruptcy trustee of a former client in connection with collected balances near the customer’s bankruptcy filing date. One of these demands originated through the acquisition of Tri-Com in 2001, resulting in contingent purchase price to the seller. Although the Company did not believe preferential payments had been received from this former client, the Company had reserves of $727,000 to cover any liability resulting from the remaining outstanding claims and the contingent purchase price. In May 2007, the Company reached a settlement agreement with the bankruptcy trustee whereby the Company agreed to pay $565,000 in exchange for being released from all potential liability under the demands discussed above. The Company is currently working to finalize settlement for the contingent purchase price component of the Tri-Com acquisition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

In November 2006 and April 2007, the Company received Nasdaq Staff Determination Letters (“the Letters”) stating that the Company was not in compliance with the filing requirements for continued listing as set forth in Marketplace Rule 4310(c)(14). The Letters were issued in accordance with Nasdaq procedures because the Company did not timely file its 2006 Third Quarter Form 10-Q and its Annual Report on Form 10-K for the year ended December 30, 2006. The letters state that the filing delinquencies serve as basis for delisting our common stock from the Nasdaq Stock Market.

In response to the letter received in November 2006, the Company requested and was granted a hearing before a Nasdaq Listing Qualifications Panel. The Listing Qualifications Panel hearing took place on January 25, 2007. On February 26, 2007, the Listing Qualifications Panel granted the Company’s request for continued listing on the Nasdaq Stock Market, provided it files the delinquent Form 10-Q for the period ended September 30, 2006 on or before May 14, 2007. Our common stock continued to be listed on the Nasdaq Stock Market during the period we worked to become current in all of our filings, including the Form 10-K for the year ended December 30, 2006, by the Listing Qualifications Panel’s May 14, 2007 deadline.

On May 14, 2007, we filed our 2006 Third Quarter Form 10-Q and the 2006 Form 10-K with the SEC. With these filings, we believe that we have remedied our non-compliance with Marketplace Rule 4310(c)(14), subject to Nasdaq’s affirmative completion of its compliance protocols and its notification of us accordingly. However, if the SEC disagrees with the manner in which we have accounted for and reported, or not reported, the financial impact of past stock option and nonvested stock grants, there could be further delays in filing subsequent SEC reports or further restatement of previously filed reports that might result in delisting of our stock from the Nasdaq Stock Market.

Our Common Stock is quoted on the Nasdaq Stock Market under the symbol TMNG. The high and low closing price per share for the Common Stock for the fiscal years ending December 30, 2006 and December 31, 2005 by quarter were as follows:

	High	Low

First quarter, fiscal year 2006	$2.82	$2.18
Second quarter, fiscal year 2006	$2.46	$1.92
Third quarter, fiscal year 2006	$2.21	$1.53
Fourth quarter, fiscal year 2006	$1.68	$1.29

	High	Low

First quarter, fiscal year 2005	$2.57	$2.20
Second quarter, fiscal year 2005	$2.52	$1.83
Third quarter, fiscal year 2005	$2.59	$2.06
Fourth quarter, fiscal year 2005	$2.78	$2.24

The above information reflects inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

As of May 10, 2007 the closing price of our Common Stock was $1.81 per share. At such date, there were approximately 79 holders of record of our Common Stock.

Holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available. To date, we have not paid any cash dividends on our Common Stock and do not expect to declare or pay any cash or other dividends in the foreseeable future.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return on the Company’s Common Stock with the cumulative total return of the NASDAQ Composite Index (in which the Company is included), and the Russell 2000 Index (in which the Company is not included) for the period beginning on December 29, 2001 and ending on December 30, 2006. The comparisons in this graph are provided in accordance with SEC disclosure requirements and are not intended to forecast or be indicative of the future performance of our common shares.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among The Management Network Group, Inc., The NASDAQ Composite Index
And The Russell 2000 Index

	Cumulative Total Return
	12/29/01	12/28/02	1/3/04	1/1/05	12/31/05	12/30/06
THE MANAGEMENT NETWORK GROUP, INC.	100.00	24.29	46.71	33.57	34.14	23.14
NASDAQ COMPOSITE INDEX	100.00	68.85	101.86	112.16	115.32	127.52
RUSSELL 2000 INDEX	100.00	79.52	117.09	138.55	144.86	171.47

*	$100 invested on 12/29/01 in stock or on 12/31/01 in index-including reinvestment of dividends. Indexes calculated on month-end basis.

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(c)
	Number of		Number of Securities
	Securities to be Issued		Remaining Available
	Upon Exercise of	(b)	for Future Issuance
	Outstanding Options	Weighted Average	Under Equity Compensation
	or Vesting of Nonvested	Exercise Price of	Plans (Excluding Securities
	Stock	Outstanding Options	Reflected in Column (a))

PLANS APPROVED BY SECURITY HOLDERS(1)
— 1998 Equity Incentive Plan — Stock Options	5,465,594	$3.78	3,492,931	(1)
— 1998 Equity Incentive Plan — Nonvested Stock	221,750	n/a	1,052,000
PLANS NOT APPROVED BY SECURITY HOLDERS
— 2000 Supplemental Stock Plan	1,121,972	$4.02	2,660,822

(1)	The amounts in the table do not include up to 226,569 shares that may be purchased under the 1999 Employee Stock Purchase Plan.

For an additional discussion of our equity compensation plans, see Item 8, “Consolidated Financial Statements,” Note 5 “Share-Based Compensation.”

ISSUER PURCHASES OF EQUITY SECURITIES

During fiscal 2006, we repurchased 200,000 shares of our common stock at an average price of $1.72 for an aggregate cost of approximately $345,000. The following table provides information about purchases by the Company (and its affiliated purchasers) during the quarter ended December 30, 2006, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Purchases of Equity Securities(1)
			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs

October 1, 2006 through October 28, 2006	63,398	$1.63	63,398	1,800,000

(1)	In September 2006, our Board of Directors authorized a share repurchase program, pursuant to which we are authorized, but not required, to repurchase up to an aggregate of two million shares of our common stock during the period expiring on September 1, 2008. In connection with the internal review and investigation discussed in Note 2 to the Consolidated Financial Statements, the Company’s Board of Directors in October 2006 suspended further share repurchase activity until further notice.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below have been derived from our restated consolidated financial statements. The Consolidated Balance Sheet as of December 31, 2005 and the Consolidated Statements of Operations and Comprehensive Loss for the fiscal years ended December 31, 2005 and January 1, 2005 have been restated as set forth in this Form 10-K. Consolidated Balance Sheet data as of January 1, 2005, January 3, 2004, and December 28, 2002 and the Consolidated Statements of Operations and Comprehensive Loss data for the fiscal years ended January 3, 2004 and December 28, 2002 have been restated to reflect the impact of share-based compensation charges, however these restated data are no longer audited, but have been prepared from the Company’s books and records. The data presented below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 8, “Consolidated Financial Statements” and Notes thereto and other financial information appearing elsewhere in this annual report on Form 10-K.

	Fiscal Year Ended(1)(2)
	December 30,	December 31,	January 1,	January 3,	December 28,
	2006	2005	2005	2004	2002
		As	As	As	As
		restated(3)	restated(3)	restated(4)	restated(4)

	(In thousands, except per share data)

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues	$34,013	$30,378	$23,704	$23,245	$33,057
Cost of services	17,549	15,092	12,955	11,857	17,721

Gross profit	16,464	15,286	10,749	11,388	15,336
Operating expenses:
Selling, general and administrative	28,163	19,274	17,839	19,713	25,385
Legal settlement	(31)	95	(1,294)
Real estate restructuring		75	1,545
Goodwill, intangible and long-lived asset impairment	2,074			19,484	25,165
Intangible asset amortization	686	336	992	2,343	2,887

Total operating expenses	30,892	19,780	19,082	41,540	53,437

Operating loss from continuing operations	(14,428)	(4,494)	(8,333)	(30,152)	(38,101)
Other income (expense):
Interest income	2,111	1,632	718	624	996
Other, net	(1)	126	(30)	(51)	(37)

Total other income	2,110	1,758	688	573	959
Loss from continuing operations before income tax (provision) benefit and cumulative effect of a change in accounting principle	(12,318)	(2,736)	(7,645)	(29,579)	(37,142)
Income tax (provision) benefit	(52)	(36)	(49)	(14,979)	13,232

Loss from continuing operations before cumulative effect of a change in accounting principle	(12,370)	(2,772)	(7,694)	(44,558)	(23,910)
Cumulative effect of a change in accounting principle, net of taxes					(1,140)

Loss from continuing operations	(12,370)	(2,772)	(7,694)	(44,558)	(25,050)
Discontinued operations:
Net (loss) income from discontinued operations			(2,276)	34	380

Net loss	$(12,370)	$(2,772)	$(9,970)	$(44,524)	$(24,670)

Net loss from continuing operations before cumulative effect of a change in accounting principle per common share Basic and Diluted	$(0.35)	$(0.08)	$(0.22)	$(1.33)	$(0.73)

Cumulative effect of a change in accounting principle per common share Basic and Diluted					$(0.03)

Net (loss) income from discontinued operations per common share Basic and Diluted			$(0.07)		$0.01

Net loss per common share Basic and Diluted	$(0.35)	$(0.08)	$(0.29)	$(1.33)	$(0.75)

Weighted average common shares outstanding Basic and Diluted	35,699	35,175	34,619	33,545	32,734

	Fiscal Year Ended(2)(3)
	December 30,	December 31,	January 1,	January 3,	December 28,
	2006	2005	2005	2004	2002
		As	As	As	As
		restated	restated	restated(4)	restated(4)

	(In thousands)

CONSOLIDATED BALANCE SHEET DATA:
Net working capital	$42,579	$52,497	$55,121	$57,231	$63,478
Total assets	$65,296	$73,549	$75,353	$81,582	$128,039
Total capital lease obligations		$4	$200	$493	$885
Total stockholders’ equity	$56,757	$66,048	$66,747	$73,369	$118,306

(1)	We report our operating results on a 52/53-week fiscal year basis. All years above include 52 weeks, with the exception of the fiscal year ended January 3, 2004, which includes 53 weeks.

(2)	During 2006, we acquired Adventis Ltd. See Note 3, “Business Combinations,” in Notes to Consolidated Financial Statements of this Form 10-K. In addition, on March 6, 2002, we completed our acquisition of CSMG, a Delaware corporation. The CSMG acquisition resulted in a total purchase price of approximately $48.8 million consisting of $35.3 million cash (including transaction costs) and $13.5 million in common stock.

(3)	See the “Explanatory Note” immediately preceding Part I, Item I and Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-K.

(4)	The Selected Consolidated Financial Data for the years ended January 3, 2004 and December 28, 2002 have been restated to reflect the impact of share-based compensation expense as described in Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-K. As a result of these adjustments, net loss was increased by $2,200 and $1,267, respectively as follows:

	Fiscal Year Ended January 3, 2004			Fiscal Year Ended December 28, 2002
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
	(In thousands, except per share data)

Cost of services	$11,870	$(13)	$11,857	$16,832	$889	$17,721
Gross profit	11,375	13	11,388	16,225	(889)	15,336
Selling, general and administrative	19,501	212	19,713	24,164	1,221	25,385
Total operating expenses	41,328	212	41,540	52,216	1,221	53,437
Loss from operations	(29,953)	(199)	(30,152)	(35,991)	(2,110)	(38,101)
Loss from continuing operations before income tax (provision) benefit and cumulative effect of change in accounting principle	(29,380)	(199)	(29,579)	(35,032)	(2,110)	(37,142)
Income tax (provision) benefit	(12,978)	(2,001)	(14,979)	12,389	843	13,232
Loss from continuing operations before cumulative effect of change in accounting principle	(42,358)	(2,200)	(44,558)	(22,643)	(1,267)	(23,910)
Loss from continuing operations	(42,358)	(2,200)	(44,558)	(23,783)	(1,267)	(25,050)
Net Loss	$(42,324)	$(2,200)	$(44,524)	$(23,403)	$(1,267)	$(24,670)
Net Loss from continuing operations before cumulative effect of change in accounting principle per common share
Basic and Diluted	$(1.26)	$(0.07)	$(1.33)	$(0.69)	$(0.04)	$(0.73)
Net Loss per common share
Basic and Diluted	$(1.26)	$(0.07)	$(1.33)	$(0.71)	$(0.04)	$(0.75)

	December 28, 2002
	As		As
	Reported	Adjustments	Restated

Total assets	$125,459	$2,580	$128,039
Total stockholders’ equity	$115,726	$2,580	$118,306

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K. The forward-looking statements included in this discussion and elsewhere in this Form 10-K involve risks and uncertainties, including anticipated financial performance, business prospects, industry trends, shareholder returns and other matters, which reflect management’s best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements and should be read in conjunction with the disclosures and information contained in the sections of this report entitled “Disclosures Regarding Forward Looking Statements” and in Item 1A, “Risk Factors.”

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations has been revised for the effects of the restatement discussed below.

Special Committee Review into Stock Option Grant Practices and Restatement

On November 13, 2006, the Company announced that following an initial internal review of its stock option practices the Company’s Board of Directors had appointed a Special Committee of outside directors (the “Special Committee”) to conduct a full investigation of the Company’s past stock option granting practices and related accounting (the “Independent Investigation”). The Company also announced that in light of the Special Committee’s review the Company would not be in a position to file the September 30, 2006 Form 10-Q on the due date therefor. On January 19, 2007, the Company announced that management and the Audit Committee of the Board of Directors had reached a preliminary conclusion that incorrect measurement dates were used for financial accounting purposes for certain stock option grants and nonvested stock awards and that the Company may need to restate its historical financial statements. Accordingly, management of the Company concluded, and the Audit Committee of the Company’s Board of Directors agreed, that the Company’s financial statements and the related reports of the Company’s independent registered public accounting firm and all earnings press releases and similar communications issued by the Company relating to the periods 1999 through 2005 and the first and second quarters of 2006 should no longer be relied upon. On April 4, 2007, the Company announced the completion of the Independent Investigation. The key findings of the Independent Investigation are as follows:

•	the originally assigned and recorded grant dates for 582 of the 856 grants made during the review period were not the proper measurement dates;

•	these grants constituted approximately 8,479,129 stock options and shares of nonvested stock (57% of the total of the stock options and shares of nonvested stock) granted during the review period;

•	the cumulative effect of misdated options and nonvested stock (after taxes and net of forfeitures) was $8.6 million as of December 31, 2005, including an impact on the statement of operations, after tax, of $0.4 million and $1.3 million in fiscal years 2005 and 2004, respectively;

•	approximately 94% of the misdated grants, in terms of both number of grants and number of options and shares of nonvested stock, were made prior to 2004;

•	there was no evidence of intent to defraud or fraudulent misconduct or intentional filing of misleading financial statements or other public disclosures;

•	no improperly dated options received by executive officers or directors were exercised (these were limited to seven grants which were voluntarily surrendered and cancelled in April 2007);

•	incorrect dating of stock options did not result in any direct financial gain to current executive officers or directors; and

•	major contributing factors to the Company’s stock option-related errors included: (i) accounting controls and procedures that were inadequate to ensure the accurate reporting of expenses related to stock option grants and nonvested stock awards; (ii) inadequate communication between the Board, management,

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

As a result of the internal review and the Independent Investigation, management has concluded, and the Audit Committee of the Board of Directors concurs, that incorrect measurement dates were used for financial accounting purposes for a majority of stock option grants and nonvested stock awards made in prior periods. Therefore, we have restated our previously filed financial statements to record additional non-cash share-based compensation expense and the related tax effects. The methodology used in determining the most likely accounting measurement dates for stock option grants is summarized below. The measurement date is the first date on which the number of shares that a recipient is entitled to receive and the option price are known with finality. In general, the hierarchy for determining the measurement date was as follows:

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

EXECUTIVE FINANCIAL OVERVIEW

Included in Item 1, “Business” and Item 1A, “Risk Factors,” is discussion that includes a general overview of our Business, Market Overview, Business Strategy, Competition and Risk Factors. The purpose of this executive overview is to complement the qualitative discussion of the Business from Item 1.

As previously noted, the communications industry experienced a significant economic recession from 2001 through 2004. We are a consultancy to the industry, and as a result experienced a significant reduction in consulting business during that period primarily due to the recession. We experienced significant revenue declines and/or net losses from 2001 to 2004 and were required to take impairment charges on acquired companies given lower than expected operating results and outlook (see Item 6, “Selected Consolidated Financial Data”). During this period we maintained relatively consistent gross profit margins through innovative pricing and high consultant utilization levels.

Beginning in late 2004 through 2006, we have seen significant changes in the industry resulting from consolidation, technology transformation and the convergence of the telecommunications, media and entertainment sectors. Through re-positioning of the Company in 2005 and 2006, we are seeing early signs of benefits from adapting to such change. During fiscal years 2005 and 2006, we added 98 new clients in the sector and positioned the Company to also serve media, entertainment and cable clients. To further support strategic repositioning of the Company to enable it to better serve the consolidation of telecommunications carriers and convergence with global media and entertainment companies, on April 3, 2006, we acquired the business and primary assets of Adventis. The acquisition better enables TMNG to compete globally and complements TMNG’s strategic consulting practice, with service offerings including analyses of industry and competitive environments; product and distribution strategies; finance, including business case development, modeling, cost analysis and benchmarking; and due diligence and risk assessment. The acquired international operations of Adventis consist of 27 consultants located in London, Berlin, and Shanghai with revenues from clients in Europe and Asia. The transaction was valued at a purchase price of approximately $1.9 million, with approximately $1.5 million paid in cash at closing, plus the assumption of approximately $432,000 in net working capital deficiency, and $269,000 in professional fees and other costs related directly to the acquisition. In the fourth quarter of 2006, we recognized a $2.1 million charge for the impairment of the carrying amount of Adventis. The impairment charge was the result of lower than expected operating results coupled with a reduction in the size and scope of operations which impacted our assessment of future cash flows of the Adventis business. Despite this impairment, we continue to believe that the Adventis acquisition contributes to our global strategy.

During 2006, our revenues increased 12.0% compared with 2005 due to the Adventis acquisition. However, gross profit margins declined to 48.4% in 2006 compared with 50.3% in 2005. The decline in gross profit margins is the result of a shift in our consulting project mix to larger and longer term projects with price discounts coupled with increased share-based compensation charges associated with the adoption of SFAS 123R. This gross profit margin reduction is the result of our strategic initiative to position the firm into larger more sustainable services offerings.

Selling, general and administrative costs were $28.2 million, $19.3 million and $17.8 million in fiscal years 2006, 2005, and 2004, respectively. The increase from fiscal year 2005 to fiscal year 2006 is primarily the result of the Adventis acquisition coupled with increased share-based compensation expenses due to the adoption of SFAS No. 123R, “Share-based Payment.” Increased selling, general and administrative costs also includes our non-capitalizable research & development (R&D) investments in intellectual property, including proprietary toolsets and methodologies to support new wireless and IP consultative offerings. Although these investments have impacted our short-term profitability, we believe they will better enable us to capitalize on the industry convergence and migration toward wireless and IP platforms. We are also focusing our marketing efforts on growth markets surrounding large and sustainable clients to maintain a portfolio of business that is high credit quality, thus reducing bad debt risks. In the fourth quarter of fiscal 2006, we completed the integration of Adventis and substantially reduced operating costs across the Company to better align costs with operating segment revenue and drive toward improved operating results in fiscal 2007.

In fiscal year 2004, we recorded a loss of $2.3 million in connection with the discontinuation of our hardware business. In fiscal years 2006, 2005, and 2004, we also recorded valuation reserves of $3.7 million, $1.1 million, and $3.1 million, respectively, in connection with net deferred income tax assets, which were generated primarily by goodwill impairment and current operating losses.

At December 30, 2006, we have working capital in excess of $42 million and minimal long-term obligations. Our short-term investments consist of money market funds and investment-grade auction rate securities. Returns on our short-term investments have increased over recent periods as a result of increasing interest rates.

In January 2007, we acquired Cartesian for $4.9 million in cash plus $2.4 million in excess working capital. In addition there is up to $7.8 million in potential future earn-out consideration based on performance. Cartesian strengthens TMNG Global’s management consultancy in several traditional practice areas, particularly revenue assurance, billing management, and mediation. More significantly, Cartesian brings technical and network expertise to the portfolio, giving the company a broader solution that we believe is increasingly needed in the global marketplace. With Cartesian’s innovative and modular software product suite, Ascertaintm, TMNG Global hopes to achieve a higher degree of predictability and sustainability of revenue streams via software sales and maintenance. Moreover, as Ascertaintm is among the industry’s most widely deployed revenue assurance tools in Europe and able to support fixed, wireless, ISP, data, and content environments, we expect that the product will be in high demand as we move to offer it to an expanded set of clients in both the United States and Europe.

OPERATIONAL OVERVIEW

We report our financial data on a 52/53-week fiscal year for reporting purposes. Fiscal years 2006, 2005 and 2004 had 52 weeks. For further discussion of our fiscal year end see Item 8, “Consolidated Financial Statements,” Note 1 “Organization and Summary of Significant Accounting Policies,” contained herein.

Revenues typically consist of consulting fees for professional services and related expense reimbursements. Our consulting services are typically contracted on a time and materials basis, a time and materials basis not to exceed contract price, a fixed fee basis, or contingent fee basis. Revenues on contracts with a not to exceed contract price or a fixed cost contract are recorded under the percentage of completion method, utilizing estimates of project completion under both of these types of contracts. We have recently begun delivering fixed price contracts as a more significant component of our revenue mix with the growth of our strategy consulting practice. Contract revenues on contingent fee contracts are deferred until the revenue is realizable and earned. We did not perform services on any contingent fee contracts during 2006.

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

Cost of services consists primarily of compensation for consultants who are employees and amortization of share-based compensation for stock options and nonvested stock (restricted stock), as well as fees paid to independent contractor organizations and related expense reimbursements. Employee compensation includes certain non-billable time, training, vacation time, benefits and payroll taxes. Annual gross profit margins have ranged from 45.3% to 50.3% during the period from 2004 to 2006. Gross profit margins are primarily impacted by the type of consulting services provided; the size of service contracts and negotiated discounts;

changes in our pricing policies and those of competitors; utilization rates of consultants and independent subject matter experts; and employee and independent contractor costs, which tend to be higher in a competitive labor market.

Operating expenses include selling, general and administrative, intangible asset amortization, and goodwill, intangible and long-lived asset impairments, litigation settlements and real estate restructuring charges. Sales and marketing expenses consist primarily of personnel salaries, bonuses, and related costs for direct client sales efforts and marketing staff. We primarily use a relationship sales model in which partners, principals and senior consultants generate revenues. In addition, sales and marketing expenses include costs associated with marketing collateral, product development, trade shows and advertising. General and administrative expenses consist mainly of costs for accounting, recruiting and staffing, information technology, personnel, insurance, rent, and outside professional services incurred in the normal course of business and the Independent Investigation into our stock option grant practices and related accounting. Included in selling, general and administrative expenses are share-based compensation charges incurred in connection with equity awards to employees and our board of directors. Impairments relate to the write down of goodwill calculated in accordance with the provisions of SFAS No. 142, “Accounting for Goodwill and Intangible Assets” (“SFAS No. 142”), and write down of other intangibles and long-lived assets calculated in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS No. 144”). Such impairments occur when the carrying amount of a long-lived asset exceeds its fair value and is therefore not recoverable. That assessment is based on the carrying amount of the asset at the date it is tested for recoverability, whether in use or under development.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are summarized in Note 1 to the consolidated financial statements included in Item 8 “Consolidated Financial Statements” of this report.

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

We recorded bad debt expense in the amounts of $263,000 and $399,000 for fiscal years 2006 and 2004, respectively. We recorded a credit to bad debt expense of $59,000 in fiscal year 2005 as recoveries offset our estimate of new uncollectible accounts. Our allowance for doubtful accounts totaled $378,000 and $296,000 at the end of fiscal years 2006 and 2005, respectively. The calculation of these amounts is based on judgment about the anticipated default rate on receivables owed to us as of the end of the reporting period. That judgment was based on uncollected account experience in prior years and our ongoing evaluation of the credit status of our customers and the communications industry in general.

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

Fair Value of Acquired Businesses — TMNG has acquired four professional service organizations over the last six years. A significant component of the value of these acquired businesses has been allocated to intangible assets. SFAS No. 141, “Business Combinations” (“SFAS No. 141”), requires acquired businesses to be recorded at fair value by the acquiring entity. SFAS No. 141 also requires that intangible assets that meet the legal or separable criterion be separately recognized on the financial statements at their fair value, and provides guidance on the types of intangible assets subject to recognition. Determining the fair value for these specifically identified intangible assets involves significant professional judgment, estimates and projections related to the valuation to be applied to intangible assets like customer lists, employment agreements and trade names. The subjective nature of management’s assumptions adds an increased risk associated with estimates surrounding the projected performance of the acquired entity. Additionally, as the Company amortizes the intangible assets over time, the purchase accounting allocation directly impacts the amortization expense the Company records on its financial statements.

Impairment of Goodwill, Long-lived Intangible Assets and Other Long-Lived Assets — Goodwill and other long-lived intangible assets arising from our acquisitions are subjected to periodic review for impairment. SFAS No. 142 requires an annual evaluation at the reporting unit level of the fair value of goodwill and compares the calculated fair value of the reporting unit to its book value to determine whether impairment has been deemed to occur. Any impairment charge would be based on the most recent estimates of the recoverability of the recorded goodwill. If the remaining book value assigned to goodwill in an acquisition is higher than the estimated fair value of the reporting unit, there is a requirement to write down these assets. The determination of fair value requires management to make assumptions about future cash flows and discount rates. These assumptions require significant judgment and estimations about future events and are thus subject to significant uncertainty. If actual cash flows turn out to be less than projected, we may be required to take further write-downs, which could increase the variability and volatility of our future results.

In accordance with SFAS No. 144, we use our best estimates based upon reasonable and supportable assumptions and projections, reviews for impairment of long-lived assets and certain identifiable intangibles to be held and used whenever events or changes in circumstances indicate that the carrying amount of our assets might not be recoverable.

In the fourth quarter of 2006, we recognized a $2.1 million charge for the impairment of the carrying amount of our Adventis business. The impairment charge was the result of lower than expected operating results coupled with a reduction in the size and scope of operations which impacted our assessment of future cash flows of the Adventis business.

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

Revenue Recognition — We recognize revenue from time and material contracts in the period in which our services are performed. In addition to time and materials contracts, our other types of contracts include time and materials contracts not to exceed contract price, fixed fee contracts, and contingent fee contracts.

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

We also may enter into contingent fee contracts, in which revenue is subject to achievement of savings or other agreed upon results, rather than time spent. Due to the nature of contingent fee contracts, we recognize costs as they are incurred on the project and defer revenue recognition until the revenue is realizable and earned as agreed to by our clients. Although these contracts can be very rewarding, the profitability of these contracts is dependent on our ability to deliver results for our clients and control the cost of providing these services. Both of these types of contracts are typically more results-oriented and are subject to greater risk associated with revenue recognition and overall project profitability than traditional time and materials contracts. We did not enter into or deliver on any contingent fee contracts during fiscal year 2006.

Share-Based Compensation Expense — We grant stock options and nonvested stock to our employees and non-employee directors and also provide employees the right to purchase our stock at a discount pursuant to an employee stock purchase plan. The benefits provided under these plans are share-based payment awards subject to the provisions of SFAS No. 123R “Share-Based Payment.” Under SFAS No. 123R, we are required to make significant estimates related to determining the value of our share-based compensation. Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock which is obtained from public data sources. For stock option grants issued during fiscal year ended December 30, 2006, we used a weighted-average expected stock-price volatility of 82%. The expected term of options granted is based on the simplified method in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 107 as our historical share option exercise experience does not provide a reasonable basis for estimation. As such, we used a weighted-average expected option life assumption of 6 years.

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

We restated our consolidated financial statements as a result of improper dating of historical stock option grants and nonvested stock awards. Information regarding the restatement is set forth in Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements in this Form 10-K. Our selection of the methodology to determine the most likely measurement dates of stock option grants involved judgment and careful evaluation of all available relevant facts and circumstances for each historical grant. We believe we have used the most appropriate methodology.

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

Deferred Income Tax Assets — We have generated substantial deferred income tax assets primarily from the accelerated financial statement write-off of goodwill, the charge to compensation expense taken for stock options, and net operating loss carryforwards. For us to realize the income tax benefit of these assets, we must generate sufficient taxable income in future periods when such deductions are allowed for income tax purposes. In some cases where deferred taxes were the result of compensation expense recognized on stock options, our ability to realize the income tax benefit of these assets is also dependent on our share price increasing to a point where these options have intrinsic value at least equal to the grant date fair value and are exercised. In assessing whether a valuation allowance is needed in connection with our deferred income tax assets, we have evaluated our ability to carry back tax losses to prior years that reported taxable income, and our ability to generate sufficient taxable income in future periods to utilize the benefit of the deferred income tax assets. Such projections of future taxable income require significant subjective judgments and estimates by us. As of December 30, 2006, the net deferred income tax asset and cumulative valuation allowance was $32.9. We continue to evaluate the recoverability of the recorded deferred income tax asset balances. If we continue to report net operating losses for financial reporting in future years, no additional tax benefit would be recognized for those losses, since we would be required to increase our valuation allowance to offset such amounts.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. We present sales net of sales taxes. We currently collect value added tax (VAT) on revenues generated in the United Kingdom. These collections are recognized in the income statement on a net basis. We do not intend to change this policy, therefore this Issue will not have an impact our consolidated financial statements.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is not more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 will be effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening accumulated deficit. We expect that the cumulative effect on the December 31, 2006 balances of current liabilities and accumulated deficit will be immaterial and that the requirements of FIN 48 will result in an immaterial adjustment to expense in fiscal year 2007 related to interest and penalties. However, FIN 48 may add volatility to our effective tax rate and therefore our expected income tax expense in future periods.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The impact of adopting this statement will not be material to our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance regarding the consideration given to prior year misstatements when determining materiality in current year financial statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The impact of applying SAB No. 108 was not material to our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Any adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to accumulated deficit as of the date of initial adoption. We are currently evaluating the impact of adopting this statement on our consolidated financial statements.

RESULTS OF OPERATIONS

On March 4, 2004, management and the Board of Directors elected to discontinue our hardware business (previously reported as the separate business segment “All Other”). The Consolidated Statement of Operations and Comprehensive Loss has been adjusted for fiscal year 2004 to report the loss from discontinued operations, net of tax. For a further discussion see Note 6, “Discontinued Operations,” in Notes to Consolidated Financial Statements in this Form 10-K.

As discussed above in Critical Accounting Policies, on January 1, 2006, we adopted SFAS 123R using the modified prospective transition method. SFAS No. 123R requires that we recognize compensation expense for all share-based awards made to employees and non-employee directors. Compensation expense is based on the calculated fair value of the awards as measured at the grant date using the Black-Scholes-Merton option pricing model and is expensed over the service period of the awards (generally the vesting period) for each separately vesting portion of an award as if the award was, in-substance, multiple awards. For periods prior to the adoption of SFAS No. 123R, we utilized the intrinsic value methodology in accounting for share-based compensation for employees and non-employee directors in accordance with the provisions of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. As discussed in Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements in this Form 10-K, we did not correctly apply the provisions of APB No. 25 to share-based compensation awards granted during the period 1999 through 2006. Specifically, we did not maintain effective controls over the determination of the accounting measurement dates for the granting of stock options awards and nonvested stock awards. This material weakness led to the restatement of the Company’s previously issued financial statements.

FISCAL 2006 COMPARED TO FISCAL 2005

REVENUES

Revenues increased 12.0% to $34.0 million for fiscal year 2006 from $30.4 million for fiscal year 2005. The increase in revenues is primarily attributable to a significant increase of $9.5 million in our strategy consulting practice. Revenues in the strategy consulting practice were favorably impacted by the acquisition of Adventis, which contributed $4.2 million in revenues. The gains in the strategy consulting practice were partially offset by a decrease in management consulting revenue of $5.9 million primarily due to the cancellation of two large long-term client projects during 2006, reductions in project activity with carrier clients, as well as a slight reduction in revenues generated by our resourcing practice during fiscal year 2006. During fiscal year 2006, we provided services on 217 customer projects, compared to 231 projects performed in fiscal year 2005. Average revenue per project was $157,000 in fiscal year 2006 compared to $132,000 in fiscal year 2005. The increase in average revenue per project was primarily attributable to a consistent move to larger, longer-term projects across our practices as we strive to achieve more sustainable revenue streams. Our international revenue base increased to 21.2% of our revenues for fiscal year 2006, from 3.9% for fiscal year 2005, due largely to the acquisition of Adventis, which primarily performs services in the United Kingdom, Germany, and Asia.

Revenues recognized in connection with fixed price engagements totaled $14.4 million and $8.5 million in fiscal year 2006 and 2005, respectively, representing 42.4% and 28.1% of total revenue in fiscal year 2006 and 2005, respectively. The increase in 2006 compared to 2005 was due to the mix of our business shifting to more strategy opportunities, which are more likely to be structured as fixed fee engagements.

COST OF SERVICES

Costs of services increased 16.3% to $17.5 million for fiscal year 2006 compared to $15.1 million for fiscal year 2005. As a percentage of revenues, our gross profit margin was 48.4% for fiscal year 2006 compared to 50.3% for fiscal year 2005. An increase in share-based compensation of $302,000, primarily due to the adoption of SFAS No. 123R effective January 1, 2006, resulted in a reduction of gross profit margin percentage of 0.8% for fiscal year 2006. The decrease in gross profit margin percentage was also due to lower utilization of consultants in our Adventis business unit and growth in our longer-term consulting engagements, which typically carry slightly lower margins.

OPERATING EXPENSES

In total, operating expenses increased by 56.2% to $30.9 million for fiscal year 2006, from $19.8 million for fiscal year 2005. Operating expenses include selling, general and administrative costs, legal settlements, real estate restructurings, and intangible asset amortization and impairment of goodwill, intangibles and long-lived assets. The major components of the increase are discussed by category in the following paragraphs.

The increase in operating expenses includes $8.9 million related to selling, general and administrative expense increases in fiscal year 2006 compared to fiscal year 2005. The increase includes an additional $5.3 million in selling, general and administrative expenses relating to the Adventis acquisition that occurred in the second quarter of 2006. In addition, we incurred increased recruiting and incentive compensation costs associated with growth in our strategy operating segment along with additional salaries, travel and entertainment expenses associated with investment in new clients and intellectual property. Selling, general and administrative expenses in 2006 included severance costs of $0.5 million related to involuntary headcount reductions in consultant personnel as we scaled our cost structure to the expected revenue levels. We also incurred $0.7 million in expenses in 2006 as a direct result of the Independent Investigation into our stock option grant practices and related accounting. These costs primarily consisted of professional services for legal, accounting and tax guidance. During the fourth quarter of fiscal 2006, the Company finalized the integration of Adventis and substantially reduced selling, general and administrative costs.

Non-cash share-based compensation charges included in selling, general and administrative expense were $2.3 million in fiscal year 2006 compared to $0.8 million for fiscal year 2005. The increase in share-based compensation is primarily attributable to the adoption of SFAS No. 123R effective January 1, 2006. The charges relate to the awards of stock options and non-vested stock issued to employees and board members, which are being amortized on a grading vesting schedule over a period of two to four years from the date of grant.

Operating expenses for 2006 also include a $2.1 million charge for the impairment of the carrying amount of our Adventis business. The impairment charge was the result of lower than expected operating results coupled with a reduction in the size and scope of operations which impacted our assessment of future cash flows of the Adventis business.

Intangible asset amortization increased by $0.4 million to $0.7 million in fiscal year 2006, compared to $0.3 million in fiscal year 2005. The increase in amortization expense was due to the amortization of intangibles recorded in connection with the Adventis acquisition as well as amortization of a marketing license agreement with S3 Matching Technologies, Inc. entered into during the fourth quarter of fiscal year 2005.

OTHER INCOME AND EXPENSES

Interest income was $2.1 million and $1.6 million for fiscal years 2006 and 2005, respectively, and represented interest earned on invested balances. Interest income increased during fiscal year 2006 due primarily to increases in interest rates from 2005 to 2006, partially offset by a decrease in short-term investments in 2006 as compared to 2005. We primarily invest in money market funds and investment-grade auction rate securities as part of our overall investment policy.

INCOME TAXES

For fiscal years 2006 and 2005 we have fully reserved our deferred income tax benefits generated by our pre-tax losses of $12.3 million and $2.7 million, respectively, from continuing operations. The fiscal years 2006 and 2005 income tax provisions of $52,000 and $36,000, respectively, relate to state income taxes. In fiscal years 2006 and 2005, we recorded valuation allowances in the amount of $3.7 million and $1.1 million, respectively, against net deferred income tax assets. The valuation allowance was calculated utilizing the guidance of SFAS No. 109 “Accounting for Income Taxes” which requires an estimation of the recoverability of the recorded net deferred income tax asset balances.

NET LOSS

We had a net loss of $12.4 million for fiscal year 2006, compared to $2.8 million for fiscal year 2005. The increase in net loss is primarily attributable to losses resulting from the Adventis Ltd. acquisition in the amount of $3.5 million, an increase of $1.8 million in share-based compensation primarily due to the adoption of SFAS No. 123R, an impairment charge of $2.1 million for Adventis in fiscal year 2006, severance of $0.5 million incurred in fiscal year 2006, and expenses associated with the Independent Investigation of $0.7 million in fiscal year 2006.

FISCAL 2005 COMPARED TO FISCAL 2004

REVENUES

Revenues increased 28.2% to $30.4 million for fiscal year 2005 from $23.7 million for fiscal year 2004. The increase in revenue in 2005 is attributable to an increased penetration of consulting services to our top five client relationships, with emphasis in growth areas of wireless and IP. During fiscal year 2005, we provided services on 231 customer projects, compared to 197 projects performed in fiscal year 2004. Average revenue per project was $132,000 in fiscal year 2005 compared to $120,000 in fiscal year 2004. The increase in average revenue per project was primarily attributable to a small number of large engagements in the mix in fiscal year 2005. Our international revenue base decreased to 3.9% of our revenues for fiscal year 2005, from 22.3% for fiscal year 2004, due primarily to the completion of multiple large projects in Western Europe at the end of fiscal year 2004, combined with an increase in our domestic project and revenue base.

Revenues recognized in connection with fixed price and contingent fee engagements totaled $8.5 million and $9.6 million in fiscal year 2005 and 2004, respectively, representing 28.1% and 40.5% of total revenue in fiscal year 2005 and 2004, respectively. The mix of contract engagement types will vary by year, depending on the type of engagement.

COST OF SERVICES

Costs of services increased 16.5% to $15.1 million for fiscal year 2005 compared to $13.0 million for fiscal year 2004. As a percentage of revenues, our gross profit margin was 50.3% for fiscal year 2005 compared to 45.3% for fiscal year 2004. The increase in gross profit margin was primarily attributable to a shift in the mix of services to more strategy and management consultancy engagements which typically yield higher margins than staffing engagements, coupled with better utilization levels.

Non-cash share-based compensation charges were $258,000 and $636,000 for fiscal year 2005 and 2004, respectively. The charges relate to awards of stock options and nonvested stock to employees and board members which are being amortized on a graded vesting schedule over a period of two to four years from the date of grant.

OPERATING EXPENSES

In total, operating expenses increased by 3.7% to $19.8 million for fiscal year 2005, from $19.1 million for fiscal year 2004. Operating expenses include selling, general and administrative costs, legal settlement, real estate restructuring, and intangible asset amortization and impairment. The major components of the increase are discussed by category in the following paragraphs.

The increase in operating expenses includes $1.4 million related to selling, general and administrative expense increases in fiscal year 2005 compared to fiscal year 2004. The increase is primarily related to an increase in research and development expenses as part of our initiative to develop our MVNE offerings and toolsets for IP transformations in fiscal year 2005 and increases in variable selling expenses to support the increase in revenues.

In fiscal year 2005, we recorded a charge of $95,000 to settle a preference claim legal dispute with the bankruptcy trustee of a former client. In fiscal year 2004, we entered into a mediated settlement agreement to settle pending litigation with a customer regarding a take or pay contract. As part of the settlement, we received a $2 million payment to settle all claims and disputes in the litigation. This payment was recorded as a $1.3 million reduction of operating expenses and $0.7 million reduction of existing receivables. We made the decision to consolidate office space resulting in a charge to earnings of $1.5 million in 2004 and an additional expense of $75,000 in fiscal year 2005.

Non-cash share-based compensation charges were $0.8 million in fiscal year 2005 compared to $1.8 million for fiscal year 2004. The charges primarily relate to the awards of stock options and nonvested stock issued to employees and board members, which are being amortized on a grading vesting schedule over periods of two to four years from the date of grant. The decrease in share-based compensation charges is due to grants made in previous years with intrinsic value becoming fully vested and amortized during 2005, as well as the result of reversals of previously recognized compensation expense related to forfeitures of stock options and nonvested stock.

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

INCOME TAXES

For fiscal years 2005 and 2004 we have fully reserved our deferred income tax benefits generated by our pre-tax losses from continuing operations of $2.7 million and $7.6 million, respectively. The fiscal years 2005 and 2004 income tax provisions of $36,000 and $49,000, respectively, relate to state income taxes. In fiscal years 2005 and 2004, we recorded valuation allowances in the amount of $1.1 million and $3.1 million, respectively, against deferred income tax assets. The valuation allowance was calculated utilizing the guidance of SFAS No. 109 “Accounting for Income Taxes” which requires an estimation of the recoverability of the recorded deferred income tax asset balances.

NET LOSS

We had a net loss of $2.8 million for fiscal year 2005, compared to $10.0 million for fiscal year 2004. The decrease in net loss is primarily attributable to increases in gross profit of $4.2 million before share-based compensation expense, primarily associated with revenue growth. In addition, share-based compensation expense decreased by $1.4 due to grants made during previous years becoming fully vested and amortized during fiscal year 2005. Fiscal year 2004 also included net losses from discontinued operations of $2.3 million. These improvements were offset by increases in selling, general and administrative expense due to research and development expenses as part of our initiative to develop new offerings.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow used in operating activities was $8.9 million, $0.8 million and $0.7 million for fiscal years 2006, 2005 and 2004, respectively. The significant changes in cash used in operations in 2006 as compared to 2005 are due to increases in operating losses and increases in working capital.

Cash flow provided by investing activities was $9.4 million, $0.6 million and $2.6 million for fiscal year 2006, 2005, and 2004, respectively. This includes net proceeds from sales and reinvestments of auction rate securities of $11.5 million, $2.6 million and $2.8 million in fiscal years 2006, 2005, and 2004, respectively. In fiscal year 2006 net cash provided by investing activities was partially offset by our acquisition of Adventis in the amount of $1.5 million during 2006. In fiscal year 2005 net cash provided by investing activities was reduced by a $1.5 million investment in a five-year exclusive marketing license with S3 Matching Technologies. Net cash provided by investing activities also includes cash used to acquire office equipment, software and computer equipment of $0.6 million, $0.5 million and $0.2 million in fiscal years 2006, 2005, and 2004, respectively.

Cash flow used in or provided by financing activities was ($495,000), $482,000, and $22,000 for fiscal years 2006, 2005, and 2004, respectively, which related to proceeds received from the exercise of employee stock options as well as common stock issued by us as part of our employee stock purchase program, offset by payments made on long-term obligations and repurchase of common stock under our stock repurchase program in fiscal 2006.

At December 30, 2006, we had approximately $38.3 million in cash, cash equivalents, and short-term investments. We believe we have sufficient cash and short-term investments to meet anticipated cash requirements, including anticipated capital expenditures, consideration for possible acquisitions, and any future operating losses that may be incurred, for at least the next 12 months. Should our cash and short-term investments prove insufficient we might need to obtain new debt or equity financing to support our operations or complete acquisitions. We have established a flexible model that provides a lower fixed cost structure than most consulting firms, enabling us to scale operating cost structures more quickly based on market conditions. Our strong cash position and absence of long-term debt have enabled us to weather adverse conditions in the telecommunications industry and to make investments in intellectual property and businesses we believe are enabling us to capitalize on the current recovery and transformation of the industry; however, if the industry and demand for our consulting services do not continue to rebound and we continue to experience negative cash flow, we could experience liquidity challenges at some future point.

FINANCIAL COMMITMENTS

As of December 30, 2006, we have the following contractual obligations and commercial commitments by year (amounts in thousands):

	Less Than			More Than
	One Year	1-3 Years	3-5 Years	Five Years	Total

Operating leases	$2,111	$3,830	$1,915	$332	$8,188

We have a non-cancelable sublease under which we are entitled to receive rental payments in the amount of $1.2 million from the subtenant. These future sublease rent receipts are not included in the table above.

We have severance and employment agreements with certain associates which provide for severance payments to be made in the event the associates resign or are terminated, including change of control provisions in select employment agreements. If such severance payments had been due as of December 30, 2006, we would have been required to make payments totaling approximately $3.4 million including change of control provisions.

On January 2, 2007, we purchased 100% of the outstanding stock of Cartesian. In addition to consideration paid at closing, we have a potential obligation of approximately $7.8 million related to future earn-out consideration based upon the performance of Cartesian after the closing date.

TRANSACTIONS WITH RELATED PARTIES

During fiscal years 2006 and 2004, we incurred legal fees of $348,000 and $55,000, respectively, for services provided by Bingham McCutchen, LLP, a law firm in which a member of our Board of Directors, Andrew Lipman, owns an equity interest. Payments made in fiscal year 2006 were in connection with our acquisitions of Adventis and Cartesian. Payments made in fiscal year 2004 were in connection with matters arising in the normal course of business. Our Board of Directors has affirmatively determined that such payments do not constitute a material relationship between the director and the Company and concluded the director is independent as defined by the NASDAQ corporate governance rules. All payments were made within the limitations set forth by NASDAQ Rules as to the qualifications of an independent director.

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

As of December 30, 2006, there is one remaining line of credit between the Company and its Chief Executive Officer, Richard P. Nespola, which originated in fiscal year 2001. Aggregate borrowings outstanding against the line of credit at December 30, 2006 and December 31, 2005 totaled $300,000 and are due in 2011. These amounts are included in other assets in the non-current assets section of the balance sheet. In accordance with the loan provisions, the interest rate charged on the loans is equal to the Applicable Federal Rate (AFR), as announced by the Internal Revenue Service, for short-term obligations (with annual compounding) in effect for the month in which the advance is made, until fully paid. Pursuant to the Sarbanes-Oxley Act, no further loan agreements or draws against the line may be made by the Company to, or arranged by the Company for its executive officers. Interest payments on this loan are current as of December 30, 2006.

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

We do not have material exposure to market related risks. Foreign currency exchange rate risk may become material given U.S. dollar to foreign currency exchange rate changes as well as significant increases in international engagements denominated in the local currency of our clients due to Adventis and Cartesian acquisitions.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS OF

The Management Network Group, Inc.
Overland Park, Kansas

We have audited the accompanying consolidated balance sheets of The Management Network Group, Inc. and subsidiaries (the “Company”) as of December 30, 2006 and December 31, 2005 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three fiscal years in the period ended December 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” using the modified prospective method on January 1, 2006.

As discussed in Note 2 to the consolidated financial statements, the accompanying fiscal 2005 and 2004 consolidated financial statements have been restated.

/s/	DELOITTE & TOUCHE LLP

KANSAS CITY, MISSOURI
May 14, 2007

THE MANAGEMENT NETWORK GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 30,	December 31,
	2006	2005
		As restated(1)
	(In thousands, except share data)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,133	$10,951
Short-term investments	27,200	38,700
Receivables:
Accounts receivable	5,063	3,886
Accounts receivable — unbilled	3,654	2,559

	8,717	6,445
Less: Allowance for doubtful accounts	(378)	(296)

	8,339	6,149
Prepaid and other assets	2,257	1,379

Total current assets	48,929	57,179

Property and equipment, net	846	900
Goodwill	13,365	13,365
Licenses and other identifiable intangible assets, net	1,189	1,651
Other assets	967	454

Total Assets	$65,296	$73,549

CURRENT LIABILITIES:
Trade accounts payable	$1,446	$1,025
Accrued payroll, bonuses and related expenses	1,965	1,136
Other accrued liabilities	2,290	1,893
Unfavorable and other lease obligations	649	628

Total current liabilities	6,350	4,682

Unfavorable and other lease obligations	2,189	2,819
Commitments and contingencies (Notes 11 and 16)
STOCKHOLDERS’ EQUITY:
Common stock:
Voting — $.001 par value, 100,000,000 shares authorized; 35,989,081 (including 200,000 treasury shares) and 35,705,520 shares issued and outstanding on December 30, 2006, and December 31, 2005, respectively	36	36
Preferred stock — $.001 par value, 10,000,000 shares authorized; no shares issued or outstanding
Additional paid-in capital	171,117	168,338
Accumulated deficit	(114,321)	(101,951)
Treasury stock, at cost	(345)
Accumulated other comprehensive income —
Foreign currency translation adjustment	270	147
Unearned compensation		(522)

Total stockholders’ equity	56,757	66,048

Total Liabilities and Stockholders’ Equity	$65,296	$73,549

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

See notes to consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Fiscal Year Ended
	December 30,	December 31,	January 1,
	2006	2005	2005
		As restated(1)	As restated(1)
	(In thousands, except per share data)

Revenues	$34,013	$30,378	$23,704
Cost of services (includes non-cash share-based compensation expense of $560, $258 and $636 for the 2006, 2005 and 2004 fiscal years, respectively)	17,549	15,092	12,955

Gross Profit	16,464	15,286	10,749
Operating expenses:
Selling, general and administrative (includes non-cash share-based compensation expense of $2,297, $812 and $1,802 for the 2006, 2005 and 2004 fiscal years, respectively)	28,163	19,274	17,839
Legal settlement	(31)	95	(1,294)
Real estate restructuring		75	1,545
Goodwill, intangible and long-lived asset impairment	2,074
Intangible asset amortization	686	336	992

Total operating expenses	30,892	19,780	19,082

Operating loss from continuing operations	(14,428)	(4,494)	(8,333)
Other income (expense):
Interest income	2,111	1,632	718
Other, net	(1)	126	(30)

Total other income	2,110	1,758	688

Loss from continuing operations before income tax provision	(12,318)	(2,736)	(7,645)
Income tax provision	(52)	(36)	(49)

Loss from continuing operations	(12,370)	(2,772)	(7,694)
Discontinued operations:
Net loss from discontinued operations (including a charge for impairment of goodwill of $2,163)			(2,276)

Net loss	(12,370)	(2,772)	(9,970)
Other comprehensive income (loss) —
Foreign currency translation adjustment	123	(205)	176

Comprehensive loss	$(12,247)	$(2,977)	$(9,794)

Loss from continuing operations per common share
Basic and diluted	$(0.35)	$(0.08)	$(0.22)

Net loss from discontinued operations per common share
Basic and diluted			$(0.07)

Net loss per common share
Basic and diluted	$(0.35)	$(0.08)	$(0.29)

Shares used in calculation of loss from continuing operations, net loss from discontinued operations, and net loss per common share
Basic and diluted	35,699	35,175	34,619

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

See notes to consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	December 30,	December 31,	January 1,
	2006	2005	2005
		As restated(1)	As restated(1)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,370)	$(2,772)	$(9,970)
Loss from discontinued operations			2,276
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill, intangible and long-lived asset impairment	2,074
Real estate restructuring charge			1,545
Depreciation and amortization	1,094	822	1,672
Share-based compensation	2,857	1,070	2,438
Bad debt expense	263	(59)	399
Loss on retirement of assets			39
Other changes in operating assets and liabilities:
Accounts receivable	(354)	736	61
Accounts receivable — unbilled	(1,095)	(648)	229
Prepaid and other assets	(1,163)	413	1,073
Trade accounts payable	(495)	180	211
Accrued liabilities	305	(559)	(563)

Cash flow used in operating activities from continuing operations	(8,884)	(817)	(590)

Cash flow used in operating activities	(8,884)	(817)	(703)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(15,750)	(9,300)	(6,850)
Proceeds from maturities/sales of short-term investments	27,250	11,900	9,600
Acquisition of business, net of cash acquired	(1,509)
Investment in S3 license		(1,500)
Acquisition of property and equipment, net	(553)	(491)	(188)

Cash flow provided by investing activities	9,438	609	2,562

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock through employee stock purchase plan	135	158	131
Repurchase of common stock	(345)
Payments made on unfavorable lease obligations	(594)	(726)	(710)
Exercise of stock options	309	1,050	601

Cash flow (used in) provided by financing activities	(495)	482	22

Effect of exchange rate on cash and cash equivalents	123	(205)	176

Net increase in cash and cash equivalents	182	69	2,057
Cash and cash equivalents, beginning of period	10,951	10,882	8,825

Cash and cash equivalents, end of period	$11,133	$10,951	$10,882

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$1	$3	$30

Cash paid during period for taxes	$20	$36	$49

Accrued property and equipment additions	$11	$8	$16

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

See notes to consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock					Accumulated
	$.001 Par		Additional			Other
	Voting		Paid-In	Accumulated	Treasury	Comprehensive	Unearned
	Shares	Amount	Capital	Deficit	Stock	Income	Compensation	Total
	(In thousands, except share data)

Balance, January 3, 2004 as previously reported	34,371,068	$34	$157,292	$(82,190)	$—	$176	$(1,943)	$73,369
Cumulative effective of restatement (1)			9,198	(7,019)			(2,179)

Balance, January 3, 2004 (as restated)	34,371,068	34	166,490	(89,209)		176	(4,122)	73,369
Exercise of options	338,165	1	601					602
Employee stock purchase plan	98,529		131					131
Stock option grants			86				(86)
Stock option cancellations			(306)				306
Share-based compensation							2,424	2,424
Nonvested stock grants	15,000		30				(30)
Nonvested stock cancellations	(77,000)		(244)				244
Stock bonus	4,800		15					15
Other comprehensive income — Foreign currency translation adjustment						176		176
Net loss				(9,970)				(9,970)

Balance, January 1, 2005 (as restated)	34,750,562	35	166,803	(99,179)		352	(1,264)	66,747
Exercise of options	602,329	1	1,049					1,050
Employee stock purchase plan	115,629		158					158
Stock option cancellations			(150)				150
Share-based compensation							1,070	1,070
Nonvested stock grants	300,000		695				(695)
Nonvested stock cancellations	(63,000)		(217)				217
Other comprehensive income — Foreign currency translation adjustment						(205)		(205)
Net loss				(2,772)				(2,772)

Balance, December 31, 2005 (as restated)	35,705,520	36	168,338	(101,951)	—	147	(522)	66,048
Purchases of treasury stock					(345)			(345)
Reclassification of unearned compensation related to the adoption of Statement of Financial Accounting Standards No. 123R (Note 5)			(522)				522
Exercise of options	189,198		309					309
Employee stock purchase plan	91,363		135					135
Non-vested stock grants	10,000
Share-based compensation			2,857					2,857
Nonvested stock cancellations	(7,000)
Other comprehensive income — Foreign currency translation adjustment						123		123
Net loss				(12,370)				(12,370)

Balance, December 30, 2006	35,989,081	$36	$171,117	$(114,321)	$(345)	$270	$—	$56,757

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

See notes to consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations — The Management Network Group, Inc. (“TMNG” or the “Company”) was founded in 1990 as a management consulting firm specializing in providing consulting services to the converging communications industry and the financial services firms that support it. A majority of the Company’s revenues are from customers in the United States, however, the Company also provides services to customers in Europe and other foreign countries. TMNG’s corporate offices are located in Overland Park, Kansas.

Restatement — The Notes to Consolidated Financial Statements have been revised, as appropriate, for the effects of the restatement described in Note 2.

Principles of Consolidation — The consolidated statements include the accounts of TMNG and its wholly-owned subsidiaries, The Management Network Group Europe Ltd. (“TMNG Europe”), formed on March 19, 1997, based in the United Kingdom; The Management Network Group Canada Ltd. (“TMNG Canada”), formed on May 14, 1998, based in Toronto, Canada; TMNG.com, Inc., formed in June 1999; TMNG Marketing, Inc., acquired on September 5, 2000; TMNG Technologies, Inc., acquired on September 5, 2001; Cambridge Strategic Management Group, Inc., acquired on March 6, 2002; and Cambridge Adventis Ltd., formed in March 2006 to acquire the assets of Adventis Ltd., based in the United Kingdom. All significant inter-company accounts and transactions have been eliminated in consolidation.

Fiscal Year — The Company reports its operating results on a 52/53-week fiscal year basis. The fiscal year end is determined as the Saturday ending nearest December 31. The fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005 reported 52 weeks of operating results and consisted of four equal 13-week quarters. The fiscal years ended December 30, 2006, December 31, 2005, and January 1, 2005 are referred to herein as fiscal year 2006, 2005, and 2004, respectively. TMNG Europe and TMNG Canada maintain year-end dates of December 31.

Revenue Recognition — The Company accounts for revenue and costs in connection with client service engagements under a time and materials contract in the period in which the service is performed. The Company generally records revenue in connection with fixed price contracts under a percentage of completion method. This method of accounting results in the ratable recognition of revenue in proportion to the related costs over the client service engagement. Estimates are prepared to monitor and assess the Company’s progress on the engagement from the initial phase of the project to completion, and these estimates are utilized in recognizing revenue in the Company’s financial statements. If the current estimates of total contract revenues and contract costs indicate a loss, the Company records a provision for the entire loss on the contract. The Company had no such loss contracts as of the end of fiscal years 2006, 2005 and 2004. Revenues and related costs of smaller fixed price contracts are generally recognized upon contract completion under the completed contract method, and generally involve immaterial amounts and are of a short duration.

On a more limited basis, the Company also enters into contingent fee contracts, where the Company’s revenue is determined on a success-based revenue model. Revenues generated on such contracts result from financial success recognized by the client utilizing agreed upon contract measures and milestones between the two parties. Due to the contingent nature of these projects, the Company recognizes costs as they are incurred on the project and defers the revenue recognition until the revenue is realizable and earned.

Cash and Cash Equivalents — Cash and cash equivalents include cash on hand and short-term investments with original maturities of three months or less when purchased.

Short-Term Investments — Short-term investments, which consist of investment-grade auction rate securities, are classified as “available for sale” under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, the short-term investments are reported at fair value, with any related unrealized gains and losses included as a

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

separate component of stockholders’ equity, net of applicable taxes, when applicable. Realized gains and losses and interest and dividends are included in interest income within the Consolidated Statements of Operations and Comprehensive Loss. Auction rate securities generally reset every 28 to 35 days; consequently, interest rate movements do not materially affect the fair value of these investments. At December 30, 2006 and December 31, 2005 there were no unrealized gains or losses on short-term investments.

Fair Value of Financial Instruments — The fair value of current financial instruments approximates the carrying value because of the short maturity of these instruments.

Property and Equipment — Property and equipment are stated at cost less accumulated depreciation and amortization. Maintenance and repairs are charged to expense as incurred. Depreciation is based on the estimated useful lives of the assets and is computed using the straight-line method, and capital leases are amortized on a straight-line basis over the life of the lease. Asset lives range from three to seven years for computers and equipment. Leasehold improvements are capitalized and amortized over the life of the lease or useful life of the asset, whichever is shorter.

Research and Development Costs — Expenditures relating to development of new offerings and services are expensed as incurred and are recorded in selling, general and administrative expenses. Research and development costs (exclusive of associated sales and marketing related costs) were $281,000 and $1.0 million in fiscal years 2006 and 2005, respectively. No research and development costs were incurred in fiscal year 2004.

Goodwill — The Company accounts for goodwill in accordance with the provisions of SFAS No. 142, “Accounting for Goodwill and Intangible Assets.” Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations accounted for as purchases. The Company evaluates goodwill for impairment on an annual basis on the last day of the first fiscal month of the fourth quarter and whenever events or circumstances indicate that these assets may be impaired. The Company determines impairment by comparing the net assets of each reporting unit to its respective fair value. In the event a reporting unit’s carrying value exceeds its fair value, an indication exists that the reporting unit goodwill may be impaired. In this situation, the Company must determine the implied fair value of goodwill by assigning the reporting unit’s fair value to each asset and liability of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is measured by the difference between the goodwill carrying value and the implied fair value.

Intangible Assets — Intangible assets are stated at cost less accumulated amortization, and represent customer relationships acquired in the acquisition of Cambridge Strategic Management Group (CSMG) and an investment in an exclusive marketing license with S3 Matching Technologies. Amortization is based on estimated useful lives of 6 to 62 months, depending on the nature of the intangible asset, and is recognized on a straight-line basis.

In connection with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets” the Company uses its best estimate, based on reasonable and supportable assumptions and projections, to review certain long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets might not be recoverable.

Income Taxes — The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements. A valuation allowance is provided when, in the opinion of management, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency Transactions and Translation — TMNG Europe, TMNG Canada and the international operations of Cambridge Adventis Ltd. conduct business primarily denominated in their respective local currency. Assets and liabilities have been translated to U.S. dollars at the period-end exchange rate. Revenue and expenses have been translated at exchange rates which approximate the average of the rates prevailing during each period. Translation adjustments are reported as a separate component of other comprehensive income in the consolidated statements of stockholders’ equity. Realized and unrealized exchange gains and losses included in results of operations were insignificant for all periods presented.

Share-Based Compensation — Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” which revised Statement of Financial Accounting Standards No. 123, “Accounting for Stock-based Compensation”. SFAS No. 123R requires all share-based payment transactions with employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period based on their relative fair values.

Prior to the adoption of SFAS No. 123R, share-based compensation expense related to employee stock options was not recognized in the statement of operations if the exercise price was at least equal to the market value of the common stock on the grant date, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” as if the fair-value-based method had been applied in measuring compensation expense.

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

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Earnings (Loss) Per Share — The Company calculates and presents earnings (loss) per share using a dual presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by adding common stock options and nonvested stock in the weighted average number of common shares outstanding for a period, if dilutive. In accordance with the provisions of SFAS No. 128, “Earnings Per Share”, the Company has not included the effect of common stock options and nonvested stock for fiscal years 2006, 2005 and 2004 as the Company reported a loss from continuing operations for those periods.

Recent Accounting Pronouncements — In March 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. The Company presents sales net of sales taxes. The Company currently collects value added tax (VAT) on revenues generated in the United Kingdom. These collections are recognized in the income statement on a net basis. The Company does not intend to change this policy, therefore this Issue will not have an impact on the Company’s consolidated financial statements.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is not more likely than not of

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 will be effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening accumulated deficit. The Company expects the cumulative effect on the December 31, 2006 balances of current liabilities and accumulated deficit will be immaterial and that the requirements of FIN 48 will result in an immaterial adjustment to expense in fiscal year 2007 related to interest and penalties. However, FIN 48 may add volatility to the Company’s effective tax rate and therefore its expected income tax expense in future periods.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The impact of this adoption will not be material to our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance regarding the consideration given to prior year misstatements when determining materiality in current year financial statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The impact of applying SAB No. 108 was not material to our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this adoption on our consolidated financial statements.

2.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

On November 13, 2006, the Company announced that following an initial internal review of its stock option practices the Company’s Board of Directors had appointed a Special Committee of outside directors (the “Special Committee”) to conduct a full investigation of the Company’s past stock option granting practices and related accounting (the “Independent Investigation”). The Company also announced that in light of the Special Committee’s review the Company would not be in a position to file the September 30, 2006 Form 10-Q on the due date therefor. On January 19, 2007, the Company announced that management and the Audit Committee of the Board of Directors had reached a preliminary conclusion that incorrect measurement dates were used for financial accounting purposes for certain stock option grants and nonvested stock awards and that the Company may need to restate its historical financial statements. The key findings of the Independent Investigation included the following:

•	the originally assigned and recorded grant dates for 582 of the 856 grants made during the review period were not the proper measurement dates;

•	these grants constituted approximately 8,479,129 stock options and shares of nonvested stock (57% of the total of the stock options and shares of nonvested stock) granted during the review period;

•	the cumulative effect of misdated options and nonvested stock (after taxes and net of forfeitures) was $8.6 million as of December 31, 2005, including an impact on the statement of operations, after tax, of $0.4 million and $1.3 million in fiscal years 2005 and 2004, respectively;

•	approximately 94% of the misdated grants, in terms of both number of grants and number of option and shares of nonvested stock, were made prior to 2004;

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	there was no evidence of intent to defraud or fraudulent misconduct or intentional filing of misleading financial statements or other public disclosures;

•	no improperly dated options received by executive officers or directors were exercised (these were limited to seven grants which were voluntarily surrendered and cancelled in April 2007);

•	incorrect dating of stock options did not result in any direct financial gain to current executive officers or directors;

•	major contributing factors to the Company’s stock option-related errors included: (i) accounting controls and procedures were inadequate to ensure the accurate reporting of expenses related to stock option grants and nonvested stock awards (ii) inadequate communication between the Board, management, accounting personnel, and non-accounting personnel; (iii) inadequate training of both accounting and non-accounting personnel; (iv) non-accounting staff were not provided sufficient guidance with respect to the proper recording of grant dates; (v) accounting staff were not provided sufficient information with respect to the actual grant dates or measurement dates of stock options; (vi) accounting staff placed undue reliance on the information recorded by the Company’s non-accounting staff in the Company’s stock plan management and reporting software, and (vii) many of the grants, other than grants to executive officers and directors, were made by management without Board of Directors approval of the specific terms of each individual grant.

As a result of the internal review and the Independent Investigation, management has concluded, and the Audit Committee of the Board of Directors concurs, that incorrect measurement dates were used for financial accounting purposes for a majority of stock option grants and nonvested stock awards made in prior periods. As a result, the Company has restated its consolidated balance sheet as of December 31, 2005, and its consolidated statements of operations and comprehensive loss, and its related consolidated statement of cash flows for the years ended December 31, 2005 and January 1, 2005.

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

	Share-Based Compensation
				As Previously
	Adjustments			Reported,	As Restated,
	Pre-Tax	Tax Effect	Net of Tax	Net of Tax	Net of Tax

1998	$46	$(19)	$27	$157	$184
1999	(30)	12	(18)	2,602	2,584
2000	2,617	(1,045)	1,572	2,556	4,128
2001	3,263	(1,292)	1,971	853	2,824
2002	2,110	(843)	1,267	269	1,536
2003	199	2,001	2,200	2,337	4,537

Sub-total, 1998-2003			7,019
2004	1,275		1,275	1,163	2,438
2005	352		352	718	1,070

Total	$9,832	$(1,186)	$8,646

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the effects of the share-based compensation and related tax errors on the Company’s previously reported consolidated statements of operations for the years ended December 31, 2005 and January 1, 2005 (in thousands, except share and per share amounts):

	Year Ended December 31, 2005			Year Ended January 1, 2005
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Cost of services	$14,934	$158	$15,092	$12,524	$431	$12,955
Gross profit	15,444	(158)	15,286	11,180	(431)	10,749
Selling, general and administrative	19,080	194	19,274	16,995	844	17,839
Total operating expenses	19,586	194	19,780	18,238	844	19,082
Operating loss from continuing operations	(4,142)	(352)	(4,494)	(7,058)	(1,275)	(8,333)
Loss from continuing operations before income tax provision	(2,384)	(352)	(2,736)	(6,370)	(1,275)	(7,645)
Loss from continuing operations	(2,420)	(352)	(2,772)	(6,419)	(1,275)	(7,694)
Net loss	(2,420)	(352)	(2,772)	(8,695)	(1,275)	(9,970)
Comprehensive loss	$(2,625)	$(352)	$(2,977)	$(8,519)	$(1,275)	$(9,794)
Net loss from continuing operations per common share:
Basic and diluted	$(0.07)	$(0.01)	$(0.08)	$(0.18)	$(0.04)	$(0.22)
Net loss per common share:
Basic and diluted	$(0.07)	$(0.01)	$(0.08)	$(0.25)	$(0.04)	$(0.29)

The following table presents the effects of the share-based compensation and related tax errors on the Company’s previously reported consolidated balance sheet as of December 31, 2005 (in thousands):

	December 31, 2005
	As Reported	Adjustments	As Restated

Additional paid-in capital	$159,586	$8,752	$168,338
Accumulated deficit	$(93,305)	$(8,646)	$(101,951)
Unearned compensation	$(416)	$(106)	$(522)

The following table presents the effects of the share-based compensation and related tax errors on the Company’s previously reported consolidated statements of cash flows for the years ended December 31, 2005 and January 1, 2005 (in thousands):

	Year Ended December 31, 2005			Year Ended January 1, 2005
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Net loss	$(2,420)	$(352)	$(2,772)	$(8,695)	$(1,275)	$(9,970)
Share-based compensation	$718	$352	$1,070	$1,163	$1,275	$2,438

3.	BUSINESS COMBINATIONS

On April 3, 2006, TMNG acquired the business and primary assets of Adventis Ltd. (“Adventis”), the international operations of Adventis Corporation, a Delaware corporation and the parent of Adventis Ltd., a global consulting firm specializing in the interrelated sectors of telecom, technology and digital media. Adventis is a strategy consulting practice, with service offerings including analyses of industry and competitive environments; product and distribution strategies; finance, including business case development, modeling, cost analysis and benchmarking; and due diligence and risk assessment. The acquired international operations of

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Adventis Ltd. consisted of 27 consultants located in London, Berlin, and Shanghai with revenues from clients in Europe and Asia. The transaction was valued at a purchase price of approximately $1.93 million, with approximately $1.5 million paid in cash at closing, plus the assumption of approximately $432,000 in net working capital deficiency, which included $269,000 in professional fees and other costs related directly to the acquisition.

The measurement of the respective assets and liabilities recognized in connection with the acquisitions was made in accordance with the provisions SFAS No. 141, Business Combinations. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of acquisitions. The allocation assigned to identifiable intangible assets was determined with the assistance of an independent appraisal firm.

At April 3,
2006
(In thousands)

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

During the fourth quarter of fiscal year 2006, the Company recognized a $2.1 million charge for the impairment of the carrying amount of Adventis. The impairment charge was the result of lower than expected operating results coupled with a reduction in the size and scope of operations which impacted our assessment of future cash flows of the Adventis business. The Company performed its annual impairment test for Adventis goodwill in accordance with SFAS No. 142, “Accounting for Goodwill and Intangible Assets.” Based on an analysis of projected future cash flows and utilizing the assistance of an independent valuation firm, the Company determined that the carrying value of goodwill acquired in the Adventis acquisition exceeded its fair market value and recorded an impairment loss of $1.5 million to write-off the balance. In conjunction with the SFAS No. 142 annual impairment test, the Company evaluated other intangible assets for potential impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with the provisions of SFAS No. 144, the Company determined the carrying value of the Adventis trade name exceeded its fair market value and recorded an impairment loss equal to its remaining book value of $252,000. Additionally, the Company determined the carrying value of the Adventis property and equipment exceeded its fair market value and recorded an impairment loss equal to its remaining book value of $329,000 (see Note 8).

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The operating results of Adventis have been included in the Consolidated Statements of Operations and Comprehensive Loss from the date of the purchase. The following reflects pro forma combined results of the Company and Adventis as if the acquisition had occurred as of the earliest period presented. In management’s opinion, this pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined entities. Pro forma combined results for the fiscal year December 1, 2005 are unavailable.

	Fiscal Year Ended
	December 30,	December 31,
	2006	2005
	(Unaudited)
	(In thousands, except
	per share amounts)

Total revenues	$35,597	$42,970
Net loss	$(13,289)	$(2,643)
Basic and diluted net loss per common share	$(0.37)	$(0.08)

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

In the first quarter of fiscal year 2004, the Company recorded a $2.2 million goodwill impairment loss related to the discontinuation of the hardware segment and has reflected this amount in the Statement of Operations and Comprehensive Loss as a component of discontinued operations.

The changes in the carrying amount of goodwill as of December 30, 2006 and December 31, 2005 are as follows (amounts in thousands):

Management
Consulting
Segment

Balance as of December 31, 2005	$13,365
Acquisition of Adventis Ltd. (See Note 3)	1,496
2006 impairment loss on Adventis goodwill (See Note 3)	(1,496)

Balance as of December 30, 2006	$13,365

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in intangible assets, net are the following (amounts in thousands):

	December 30, 2006		December 31, 2005
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Customer relationships	$1,908	$(1,879)	$1,908	$(1,709)
S3 license agreement	1,500	(340)	1,500	(48)

Total	$3,408	$(2,219)	$3,408	$(1,757)

During fiscal year 2005, the Company entered into a 62 month exclusive marketing license with S3 Matching Technologies Inc. to resell their products and solutions. The $1.5 million cost of this license has been capitalized as an intangible asset and is being amortized over the 62 month life of the agreement on a straight-line basis.

Intangible assets amortization expense for fiscal years 2006, 2005 and 2004 was $0.7 million, $0.3 million and $1.0 million, respectively. Intangible amortization expense is estimated to be approximately $0.3 million in fiscal year 2007 and a total of $0.9 million in fiscal years 2008 through 2011.

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

On January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective transition method. Accordingly, prior period amounts have not been restated for the adoption of SFAS No. 123R; however, the balance presented as unearned compensation on non-vested shares (restricted stock) and prior stock options granted with intrinsic value within stockholders’ equity has been reclassified to additional paid-in capital as of January 1, 2006. Additionally, amounts previously classified as “equity related charges” on the consolidated statements of operations and comprehensive loss have been reclassified to cost of services or selling, general and administrative expense, as appropriate. SFAS No. 123R requires the netting of estimated forfeitures against compensation expense. The adoption of the policy to net estimated forfeitures was immaterial, therefore no cumulative effect resulted. The Company elected to adopt the alternative transition method to account for the tax effects of share-based payment awards as provided in FASB Staff Position FAS 123(R)-3: “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” Compensation expense is based on the calculated fair value of the awards and is expensed over the service period (generally the vesting period). Prior to the adoption of SFAS No. 123R, the Company utilized the intrinsic value methodology in accounting for share-based compensation for employees and non-employee directors in accordance with the provisions of APB No. 25 and related Interpretations.

Under the modified prospective transition method, compensation cost associated with stock options and nonvested stock for fiscal year 2006 includes: (a) compensation cost for awards granted prior to, but not yet

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and (b) compensation cost for awards granted subsequent to January 1, 2006, based on the grant date fair value under SFAS No. 123R.

Prior to Adoption of SFAS No. 123R

The Company recognized compensation expense for share-based arrangements of $1.1 million and $2.4 million in fiscal years 2005 and 2004, respectively. The company did not recognize a tax benefit nor did it capitalize any costs related to share-based compensation expense in either of these years.

During fiscal years 2005 and 2004, the Company granted 300,000 and 15,000 shares of nonvested stock, respectively, to key management personnel. These awards had a fair value on the date of grant of $695,000 and $30,000 in fiscal years 2005 and 2004, respectively, which equaled the market price of the Company’s common stock. Compensation expense related to nonvested stock awards made to key management personnel is being amortized through charges to operations on a graded vesting schedule over periods ranging from two to four years.

During fiscal years 2005 and 2004, the Company granted options to purchase 1,943,500 shares at a weighted average exercise price of $2.45 and 523,000 shares at a weighted average exercise price of $2.42, respectively, of the Company’s common stock to employees and members of the Company’s Board of Directors. The total intrinsic value of options granted during 2004 was $102,000. With the exception of three grants whose exercise price was below the market price of the Company’s common stock on the date of grant, all grants made during 2005 had exercise prices equal to the market price of the Company’s common stock on the date of grant.

The following table summarizes the effect on net income after taxes and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to share-based compensation during 2005 and 2004 (in thousands, except per share amounts):

	Fiscal	Fiscal
	Year	Year
	2005	2004
	As	As
	restated(1)	restated(1)

Net loss, as reported:	$(2,772)	$(9,970)
Add: Share-based employee compensation expense included in reported net loss, net of related tax effects	1,070	2,438
Deduct: Total share-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,248)	(4,240)

Pro forma net loss	$(3,950)	$(11,772)

Loss per share
Basic and diluted, as reported	$(0.08)	$(0.29)

Basic and diluted, pro forma	$(0.11)	$(0.34)

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subsequent to Adoption of SFAS No. 123R

The Company estimates the fair value of its stock options and stock issued under the Employee Stock Purchase Plan using the Black-Scholes-Merton option pricing model. Groups of employees or non-employee directors that have similar historical and expected exercise behavior are considered separately for valuation purposes. The table below shows the weighted average of the assumptions used in estimating the fair value of stock options granted during fiscal years 2006, 2005 and 2004:

	Fiscal Year	Fiscal Year	Fiscal Year
	2006	2005	2004

Risk-free interest rate	4.8%	4.2%	3.7%
Expected life	6.2 years	5.0 years	5.0 years
Expected volatility factor	82%	86%	91%
Expected dividend rate	0%	0%	0%

The risk-free interest rate is based on the U.S. Treasury yield at the time of grant for a term equal to the expected life of the stock option; prior to the adoption of SFAS No. 123R, the expected life is based on historical and expected exercise behavior; subsequent to the adoption of SFAS No. 123R, the expected life was determined using the simplified method of estimating the life as allowed under SAB No. 107 and the expected volatility is based on the historical volatility of our stock price for a period of time equal to the expected life of the stock option.

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

As of December 30, 2006, the Company has three share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans under SFAS No. 123R was $2.9 million during 2006. As of December 30, 2006, unrecognized compensation cost, net of estimated forfeitures, related to the unvested portion of all share-based compensation arrangements was approximately $2.5 million and is expected to be recognized over a weighted-average period of approximately 11 months. The Company has historically issued and expects to continue to issue new shares to satisfy stock option exercises, vesting of nonvested stock or purchases of shares under the Employee Stock Purchase Plan.

1998 EQUITY INCENTIVE PLAN

Stock Options

The Company’s 1998 Equity Incentive Plan (the “1998 Plan”) is a shareholder approved plan, which provides for the granting of incentive stock options and nonqualified stock options to employees, and nonqualified stock options and nonvested stock to employees, directors and consultants. As of December 30, 2006, the Company has 3,492,931 shares of the Company’s common stock available for issuance upon exercise of outstanding options under the 1998 Plan. Incentive stock options are granted at an exercise price of not less than market value per share of the common stock on the date of grant as determined by the Board of Directors. Vesting and exercise provisions are determined by the Board of Directors. Between 1999 and 2006, however, the vesting and exercise provisions of most stock option grants, other than those made to executive officers and directors, were determined by management under an apparent or de facto delegation of such authority by the Board of Directors. Although the 1998 Plan does not expressly authorize such delegation, the Board of Directors has determined that these will be recognized as valid option grants.

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 30, 2006, all options granted under the 1998 Plan were non-qualified stock options. Options granted under the 1998 Plan generally become exercisable over a three to four year period beginning on the date of grant. Options granted under the 1998 Plan have a maximum term of ten years.

A summary of the option activity of the Company’s 1998 Plan as of December 30, 2006 and changes during the year then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at December 31, 2005	5,052,405	$4.50
Granted	1,466,500	$2.20
Exercised	(183,865)	$1.62
Forfeited/cancelled	(869,446)	$5.76

Outstanding at December 30, 2006	5,465,594	$3.78	7.2 years	$67,000

Options vested and expected to be vested at December 30, 2006	4,888,144	$3.96	6.9 years	$65,000

Options exercisable at December 30, 2006	3,048,836	$4.96	5.7 years	$60,000

Weighted average fair value of options granted during the period		$1.63

The total intrinsic value of options exercised during 2006 was $123,000. As of December 30, 2006, unrecognized compensation cost, net of estimated forfeitures, related to the unvested portion of stock options issued under the 1998 Plan was approximately $1.8 million and is expected to be recognized over a weighted-average period of approximately 11 months.

Nonvested Stock

As of December 30, 2006, the Company has 1,052,000 shares of the Company’s common stock available for grant as nonvested stock under the 1998 Plan. The shares are subject to restriction based upon a two to four year vesting schedule. The fair value of nonvested share awards is determined based on the closing trading price of our common stock on the grant date.

A summary of the status of nonvested stock granted under the 1998 Plan as of December 30, 2006 and changes during the year then ended is presented below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Outstanding at December 31, 2005	310,500	$2.31
Granted	10,000	$2.10
Vested	(91,750)	$2.29
Forfeited/cancelled	(7,000)	$2.30

Outstanding at December 30, 2006	221,750	$2.30

As of December 30, 2006, there was $160,000 of total unrecognized compensation cost related to nonvested stock granted under the 1998 Plan. The cost is expected to be recognized over a weighted average period of 16 months. The total fair value of shares vested during 2006 was $197,000.

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2000 SUPPLEMENTAL STOCK PLAN

As of December 30, 2006, the Company has 2,660,822 shares of the Company’s common stock available for issuance upon exercise of outstanding options under the 2000 Supplemental Stock Plan (the “2000 Plan”). The 2000 Plan provides the Company’s common stock for the granting of nonqualified stock options to employees and is not subject to shareholder approval. Vesting and exercise provisions are determined by the Board of Directors. Options granted under the plan generally become exercisable over a period of up to four years beginning on the date of grant and have a maximum term of ten years.

A summary of the option activity of the Company’s 2000 Plan as of December 30, 2006 and changes during the year then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at December 31, 2005	957,040	$4.63
Granted	517,500	$2.19
Exercised	(5,333)	$2.02
Forfeited/cancelled	(347,235)	$3.01

Outstanding at December 30, 2006	1,121,972	$4.02	6.9 years	$2,000

Options vested and expected to be vested at December 30, 2006	1,008,620	$4.21	6.6 years	$2,000

Options exercisable at December 30, 2006	643,797	$5.33	5.1 years	$1,000

Weighted average fair value of options granted during the period		$1.61

The total intrinsic value of options exercised during 2006 was $1,000. As of December 30, 2006, unrecognized compensation cost, net of estimated forfeitures, related to the unvested portion of stock options issued under the 2000 Plan was approximately $481,000 and is expected to be recognized over a weighted-average period of approximately 12 months.

EMPLOYEE STOCK PURCHASE PLAN

Under the Employee Stock Purchase Plan (ESPP), shares of the Company’s common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first day of the enrollment period or on the last day of each six-month period. Employees may purchase shares through a payroll deduction program having a value not exceeding 15% of their gross compensation during an offering period. During 2006, the Company recognized net expense of $82,000 in connection with SFAS No. 123R associated with the ESPP.

6.	DISCONTINUED OPERATIONS

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

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue and income (loss) from discontinued operations are as follows (amounts in thousands):

Fiscal Year
2004

Revenue	$13

Goodwill impairment and severance charge	$(2,213)
Operating loss	(63)

Loss from discontinued operations	$(2,276)

7.	BUSINESS SEGMENTS, MAJOR CUSTOMERS AND SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

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

In January 2007, the Company acquired 100% of the outstanding stock of Cartesian Limited (“Cartesian”), a United Kingdom company (see Note 20, “Subsequent Event,” in the Notes to Consolidated Financial Statements in this Form 10-K). The Company expects that Cartesian will be a separate reporting segment beginning in fiscal year 2007. With the exception of Cartesian, the Company intends to continue to measure and report its activities using our current segment structure. However, as the services provided by the Company evolve, management will continue to evaluate its segment reporting structure.

Major customers in terms of significance to TMNG’s revenues (i.e. in excess of 10% of revenues) for fiscal years 2006, 2005 and 2004, and accounts receivable as of December 30, 2006 and December 31, 2005 were as follows (amounts in thousands):

	Revenues			Accounts Receivable
	Fiscal	Fiscal	Fiscal
	Year	Year	Year	December 30,	December 31,
	2006	2005	2004	2006	2005

Customer A	$467	$6,098	$34		$709
Customer B	$387	$372	$2,894	$3	$4
Customer C	$5,200	$6,998	$3,465	$513	$1,149

Revenues from the Company’s ten most significant customers accounted for approximately 62%, 73% and 68% of revenues for fiscal years 2006, 2005 and 2004, respectively.

Substantially all of TMNG’s receivables are obligations of companies in the communications, media and entertainment industries. The Company generally does not require collateral or other security on its accounts receivable. The credit risk on these accounts is controlled through credit approvals, limits and monitoring procedures. The Company records bad debt expense based on judgment about the anticipated default rate on receivables owed to TMNG at the end of the reporting period. That judgment is based on the Company’s uncollected account experience in prior years and the ongoing evaluation of the credit status of TMNG’s customers and the communications industry in general.

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the Company’s allowance for doubtful accounts are as follows (amounts in thousands):

	Fiscal	Fiscal
	Year	Year
	2006	2005

Beginning balance	$296	396
Bad debt expense (benefit)	263	(59)
Account write-offs	(181)	(41)

Ending balance	$378	$296

Revenues earned in the United States and internationally based on the location where the services are performed are as follows (amounts in thousands):

	Revenue			Loss from Continuing Operations Before Income Tax Provision
	FY	FY	FY	FY	FY	FY
	2006	2005	2004	2006	2005	2004

United States	$26,815	$29,179	$18,427	$(9,711)	$(2,627)	$(5,943)
International:
United Kingdom	4,631	1,153	2,296	(1,677)	(104)	(741)
Germany	1,686			(611)
Japan	668			(242)
China	141			(51)
The Netherlands	38	40	891	(14)	(4)	(287)
Canada	26		245	(9)		(79)
Belize			173			(56)
Portugal			1,124			(363)
Australia			386			(124)
Other	8	6	162	(3)	(1)	(52)

Total	$34,013	$30,378	$23,704	$(12,318)	$(2,736)	$(7,645)

8.	PROPERTY AND EQUIPMENT

	December 30,	December 31,
	2006	2005
	(In thousands)

Furniture and fixtures	$714	$660
Software and computer equipment	2,321	2,140
Leasehold improvements	823	774

	3,858	3,574
Less: Accumulated depreciation and amortization	3,012	2,674

	$846	$900

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

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation and amortization expense on property and equipment was $408,000, $486,000 and $680,000 for fiscal years 2006, 2005 and 2004, respectively.

9.	INCOME TAXES

For fiscal years 2006, 2005 and 2004, the income tax provision (benefit), exclusive of the tax associated with the discontinued operations consists of the following (amounts in thousands):

	Fiscal	Fiscal	Fiscal
	Year	Year	Year
	2006	2005	2004

Federal
Current	$	$	$
Deferred tax benefit	(1,896)	(837)	(2,438)
Change in valuation allowance	1,896	837	2,438

	—	—	—
State
Current	45	36	49
Deferred tax benefit	(472)	(253)	(767)
Change in valuation allowance	472	253	767

	45	36	49
Foreign
Current	7
Deferred tax expense	(1,307)	14	99
Change in valuation allowance	1,307	(14)	(99)

	7	—	—

Total	$52	$36	$49

The Company has fully reserved its net deferred tax assets with a valuation allowance as of December 30, 2006 and December 31, 2005, in accordance with the provisions of SFAS No. 109 “Accounting for Income Taxes.” Realization of the deferred tax asset is dependent on generating sufficient income in future periods. In evaluating the ability to recover its deferred tax assets, the Company considers all positive and negative evidence including the Company’s past operating results, the existence of cumulative losses in the most recent fiscal year and the Company’s forecast of future income. In determining future income, the Company is responsible for assumptions utilized including the amount of state, federal and international operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future income and are consistent with the plans and estimates the Company is using to manage the underlying business.

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation between the provision for income taxes and the amounts computed based on loss from continuing operations at the statutory federal income tax rate (amounts in thousands):

	Fiscal Year 2006		Fiscal Year 2005		Fiscal Year 2004
	Amount	%	Amount	%	Amount	%

Computed expected federal income tax benefit	$(4,311)	35.0	$(958)	35.0	$(2,675)	35.0
State income tax expense, net of federal benefit	(278)	2.3	(155)	5.7	(365)	4.8
Adjustment to estimated tax loss carryforward	544	(4.4)
Other	422	(3.4)	73	(2.7)	(17)	0.2
Valuation allowance	3,675	(29.9)	1,076	(39.3)	3,106	(40.6)

Total	$52	(0.4)	$36	(1.3)	$49	(0.6)

Items giving rise to the provision for deferred income taxes (benefit) are as follows (amounts in thousands):

	Fiscal	Fiscal	Fiscal
	Year	Year	Year
	2006	2005	2004

Goodwill	$1,409	$1,349	$1,402
Bad debt reserve	3	22	100
Stock compensation expense	272	126	(548)
Intangible assets	243	113	(156)
Valuation allowance	3,675	1,076	3,106
Net operating loss carryforward	(5,960)	(2,785)	(3,479)
Unfavorable lease liability	239	206	(359)
Other	119	(107)	(66)

Total	$—	$—	$—

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant components of deferred income tax assets and the related balance sheet classifications, as of December 30, 2006 and December 31, 2005 are as follows (amounts in thousands):

	December 30,	December 31,
	2006	2005

Current deferred tax assets:
Accounts receivable	$115	$118
Accrued expenses	366	118
Unfavorable lease liability	250	239
Valuation allowance	(731)	(475)

Current deferred tax asset	$—	$—

Non-current deferred tax assets:
Goodwill	$9,121	$10,530
Stock compensation expense	3,287	3,559
Unfavorable lease liability	846	1,096
Net operating loss carryforward	16,261	10,301
Intangible assets	2,341	2,584
Reserves	33	395
Other	266	271
Valuation allowance	(32,155)	(28,736)

Non-current deferred tax asset	$—	$—

The federal net operating loss carryforward as of December 30, 2006 is scheduled to expire as follows (amounts in thousands):

	Amount	Year

	$2,177	2016
	5,602	2023
	9,094	2024
	7,432	2025
	12,931	2026

Total	$37,236

As of December 30, 2006, there are no unrecognized net operating loss carryforwards available to the Company related to excess tax benefits from the settlement of share-based awards.

10.	REAL ESTATE RESTRUCTURING

In the fourth quarter of fiscal year 2004, the Company made the decision to consolidate office space. In connection with this decision, a sublease agreement for unutilized space was entered into with a third party for the remainder of the original lease term. Due to current market conditions, the terms of the sublease require payments by the sublessee which are less than the payments the Company must make to the original lessor. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recognized a charge of $1.3 million for the present value of the total remaining lease payments less amounts to be received under the sublease. The decision to consolidate space also resulted in charges of $163,000 relating to impairment of fixed assets/leasehold improvements and $122,000 for brokerage commissions in connection with the sublease. The restructuring charge of $1.5 million has been reflected as a

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

component of Loss from Operations in the Statement of Operations and Comprehensive Loss for the year ended January 1, 2005. Additional expenses totaling $75,000 associated with the space consolidation were incurred in the year ended December 31, 2005.

11.	LEASE COMMITMENTS

The Company leases office facilities, computer equipment, office furniture, and an automobile under various operating leases expiring at various dates through June 2016.

Following is a summary of future minimum payments under operating leases that have initial or remaining non-cancellable lease terms at December 30, 2006 (amounts in thousands):

Operating
Fiscal Year	Leases

2007	$2,111
2008	1,964
2009	1,866
2010	1,712
2011	203
Thereafter	332

Total minimum lease payments	8,188
Future minimum rentals to be received under non-cancellable subleases	(1,160)

Minimum lease payments net of amounts to be received under subleases	$7,028

Operating lease minimum payments include the off-market portion of lease payments recorded through purchase accounting in connection with the Company’s acquisition of CSMG and continuing lease commitments associated with the consolidation of office space. As of December 30, 2006 and December 31, 2005, the unamortized balance of these unfavorable lease liabilities was $2.7 million and $3.3 million, respectively.

Total rental expense was approximately $1,410,000, $946,000 and $1,852,000 for fiscal years 2006, 2005 and 2004, respectively, and was recorded in selling, general and administrative expenses.

12.	LOANS TO OFFICERS

As of December 30, 2006, there is one outstanding line of credit between the Company and its Chief Executive Officer, Richard P. Nespola, which originated in fiscal year 2001. Aggregate borrowings outstanding against the line of credit at December 30, 2006 and December 31, 2005 totaled $300,000 and are due in 2011. These amounts are included in other assets in the non-current assets section of the balance sheet. In accordance with the loan provisions, the interest rate charged on the loans is equal to the Applicable Federal Rate (AFR), as announced by the Internal Revenue Service, for short-term obligations (with annual compounding) in effect for the month in which the advance is made, until fully paid. Pursuant to the Sarbanes-Oxley Act, no further loan agreements or draws against the line may be made by the Company to, or arranged by the Company for its executive officers. Interest payments on this loan are current as of December 30, 2006.

13.	LETTER OF CREDIT

In March 2002, the Company entered into a $1.0 million standby letter of credit (“LOC”) facility with a financial institution in connection with an acquisition. The LOC was required as part of the assignment of the leased office space from the seller to the Company. The Company originally collateralized the LOC with a $1.0 million cash deposit with reductions in this amount based on passage of time. As of December 30, 2006 and for the remainder of the term of the LOC, the required collateral amount is $273,000. The collateral

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deposited for this LOC is included in “Cash and Cash Equivalents” on the Company’s consolidated balance sheet as of December 30, 2006 and December 31, 2005. The Company would be required to perform under the agreement in the event it was to default on balances due and owing the landlord on the leased office space. An obligation has not been recorded in connection with the LOC on the Company’s consolidated balance sheet as of December 30, 2006 and December 31, 2005.

14.	RELATED PARTY TRANSACTIONS

During fiscal years 2006 and 2004, the Company incurred legal fees of $348,000 and $55,000, respectively, for services provided by Bingham McCutchen, LLP, a law firm in which a member of the Board of Directors, Andrew Lipman, owns an equity interest. Payments made in fiscal year 2006 were in connection with our acquisitions of Adventis and Cartesian. Payments made in fiscal year 2004 were in connection with matters arising in the normal course of business. All payments were within the limitations set forth by NASDAQ Rules as to the qualifications as an independent director.

15.	SIGNIFICANT CUSTOMER CONTRACT SETTLEMENT

On December 10, 1999, the Company entered into a consulting services agreement with a significant customer under which the customer committed to $22 million of consulting fees over a three-year period commencing January 1, 2000. During fiscal year 2002 the agreement was extended for two additional years beyond the original term of the agreement, in exchange for an expanded preferred contractor relationship and immediate commitment to a significant consulting arrangement. The agreement provided for minimum annual usage requirements in connection with consulting services performed under the agreement, and as of January 3, 2004 a shortfall in minimum annual usage requirements of consulting services under the agreement was deemed to have occurred. The shortfall was not remedied by the customer during the first quarter of 2004, resulting in the customer’s default on the contract.

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

16.	CONTINGENCIES

In June 1998, the bankruptcy trustee of a former client, Communications Network Corporation, sued TMNG for a total of $320,000 in the U.S. Bankruptcy Court in New York seeking recovery of $160,000 alleging an improper payment of consulting fees paid by the former client during the period from July 1, 1996, when an involuntary bankruptcy proceeding was initiated against the former client, through August 6, 1996, when the former client agreed to an order for relief in the bankruptcy proceeding, and $160,000 in consulting fees paid by the former client after August 6, 1996. The bankruptcy trustee also sued TMNG for at

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

least $1.85 million for breach of contract, breach of fiduciary duties and negligence. In March 2006, the Company reached a settlement agreement with the bankruptcy trustee whereby the Company agreed to pay the trustee $255,000 in exchange for being released from all potential liability under the suits discussed above. The Company had recognized a charge of $95,000 in fiscal year 2005 to fully accrue for this liability.

Additionally, as of December 30, 2006 the Company had outstanding demands aggregating approximately $1.0 million by the bankruptcy trustee of a former client in connection with collected balances near the customer’s bankruptcy filing date. One of these demands originated through the acquisition of Tri-Com in 2001, resulting in a contingent purchase price to the seller. Although the Company did not believe preferential payments had been received from this former client, the Company had reserves of $727,000 to cover any liability resulting from the remaining outstanding claims and the contingent purchase price. In May 2007, the Company reached a settlement agreement with the bankruptcy trustee whereby the Company agreed to pay $565,000 in exchange for being released from all potential liability under the demands discussed above. The Company is currently working to finalize settlement for the contingent purchase price component of the Tri-Com acquisition.

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

The Company establishes reserves for potential tax liabilities when, despite the belief that tax return positions are fully supported, certain positions are likely to be challenged and not be fully sustained. Such tax reserves are analyzed on a quarterly basis and adjusted based upon changes in facts and circumstances, such as the progress of federal and state audits, case law and emerging legislation. The Company’s effective tax rate includes the impact of such tax reserves and changes to these reserves as considered appropriate by management. The Company establishes the reserves based upon its assessment of exposure associated with possible future assessments that may result from the examination of federal, state, or international tax returns. These tax reserves were $645,000 at December 30, 2006 and $649,000 at December 31, 2005. Management believes that it has established adequate reserves in the event of loss or settlement of any potential tax liabilities.

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

In management’s opinion, the interim financial data below reflect all adjustments necessary to fairly state the results of the interim periods presented. Adjustments are of a normal recurring nature necessary for a fair presentation of the information for the periods presented. Results of any one or more quarters are not necessarily indicative of annual results or continuing trends.

	2006 Quarters Ended
	April 1,	July 1,	September 30,	December 30,
	As	As		(3)
	restated(1)	restated(1)
	(In thousands except share and per share amounts)

Revenues	$7,163	$9,541	$8,691	$8,618
Cost of services	3,552	4,890	4,687	4,420

Gross profit	3,611	4,651	4,004	4,198
Operating Expenses:
Selling, general and administrative	5,607	7,516	7,455	7,585
Legal settlement	31		(62)
Goodwill, intangible and long-lived asset impairment				2,074
Intangible asset amortization	115	236	215	120

Total operating expenses	5,753	7,752	7,608	9,779

Loss from operations	(2,142)	(3,101)	(3,604)	(5,581)
Other income:
Interest income	535	546	528	502
Other, net		(1)

Total other income	535	545	528	502

Loss before income tax provision	(1,607)	(2,556)	(3,076)	(5,079)
Income tax provision	(21)	(13)	(5)	(13)

Net loss	(1,628)	(2,569)	(3,081)	(5,092)
Other comprehensive item —
Foreign currency translation adjustment	4	46	(23)	96

Comprehensive loss	$(1,624)	$(2,523)	$(3,104)	$(4,996)

Net loss per common share
Basic and diluted(2)	$(0.05)	$(0.07)	$(0.09)	$(0.14)

Shares used in calculation of net loss per common share
Basic and diluted	35,625	35,731	35,764	35,677

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

(2)	Loss per share was computed independently for each of the quarters presented. The sum of quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding.

(3)	During the 2006 fourth quarter, the Company adjusted its estimated forfeiture rate for share-based awards due to the termination of certain employees. As a result of this change in estimate, the Company recognized reductions of cost of services and selling, general and administrative expenses of $107,000 and $455,000, respectively.

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the effects of the share-based compensation and related tax errors on the Company’s previously reported consolidated statements of operations for the thirteen weeks ended April 1, 2006 and July 1, 2006 (in thousands, except share and per share amounts):

	Thirteen Weeks Ended April 1, 2006			Thirteen Weeks Ended July 1, 2006
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Cost of services	$3,544	$8	$3,552	$4,854	36	$4,890
Gross profit	3,619	(8)	3,611	4,687	(36)	4,651
Selling, general and administrative	5,550	57	5,607	7,443	73	7,516
Total operating expenses	5,696	57	5,753	7,679	73	7,752
Loss from operations	(2,077)	(65)	(2,142)	(2,992)	(109)	(3,101)
Loss from operations before income tax provision	(1,542)	(65)	(1,607)	(2,447)	(109)	(2,556)
Net loss	(1,563)	(65)	(1,628)	(2,460)	(109)	(2,569)
Comprehensive loss	$(1,559)	$(65)	$(1,624)	(2,414)	(109)	(2,523)
Net loss per common share:
Basic and diluted	$(0.04)	$(0.01)	$(0.05)	$(0.07)		$(0.07)
Basic and diluted shares used in calculation of net loss per share	35,625		35,625	35,731		35,731

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005 Quarters Ended
	April 2,	July 2,	October 1,	December 31,
	As	As	As	As
	restated(1)	restated(1)	restated(1)	restated(1)
	(In thousands except share and per share amounts)

Revenues	$7,067	$9,017	$8,057	$6,237
Cost of services	3,488	4,606	3,888	3,110

Gross profit	3,579	4,411	4,169	3,127
Operating Expenses:
Selling, general and administrative	4,417	4,948	4,533	5,376
Legal settlement				95
Real estate restructuring	75
Intangible asset amortization	160	43	42	91

Total operating expenses	4,652	4,991	4,575	5,562

Loss from operations	(1,073)	(580)	(406)	(2,435)
Other income:
Interest income	324	379	424	505
Other, net	15	95		16

Total other income	339	474	424	521

(Loss) income before income tax provision	(734)	(106)	18	(1,914)
Income tax provision	(15)	(3)	(13)	(5)

Net (loss) income	(749)	(109)	5	(1,919)
Other comprehensive item —
Foreign currency translation adjustment	(70)	(121)	26	(40)

Comprehensive income (loss)	$(819)	$(230)	$31	$(1,959)

Net (loss) income per common share
Basic and diluted (2)	$(0.02)	$(0.00)	$0.00	$(0.05)

Shares used in calculation of net (loss) income per common share
Basic	34,977	35,104	35,156	35,476

Diluted	34,977	35,104	35,481	35,476

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

(2)	Loss per share was computed independently for each of the quarters presented. The sum of quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding.

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the effects of the share-based compensation and related tax errors on the Company’s previously reported consolidated statements of operations for the thirteen weeks ended April 2, 2005, July 2, 2005, October 1, 2005 and December 31, 2005 (in thousands, except share and per share amounts):

	Thirteen Weeks Ended April 2, 2005			Thirteen Weeks Ended July 2, 2005
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Cost of services	$3,429	$59	$3,488	$4,553	53	$4,606
Gross profit	3,638	(59)	3,579	4,464	(53)	4,411
Selling, general and administrative	4,335	82	4,417	4,862	86	4,948
Total operating expenses	4,570	82	4,652	4,905	86	4,991
Loss from operations	(932)	(141)	(1,073)	(441)	(139)	(580)
Loss from operations before income tax provision	(593)	(141)	(734)	33	(139)	(106)
Net loss	(608)	(141)	(749)	30	(139)	(109)
Comprehensive loss	$(678)	$(141)	$(819)	$(91)	$(139)	$(230)
Net (loss) income per common share:
Basic and diluted	$(0.02)		$(0.02)	$0.00		$(0.00)
Diluted shares used in calculation of net (loss) income per share	34,977		34,977	35,461	(357)	35,104

	Thirteen Weeks Ended October 1, 2005			Thirteen Weeks Ended December 31, 2005
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Cost of services	$3,858	$30	$3,888	$3,094	$16	$3,110
Gross profit	4,199	(30)	4,169	3,143	(16)	3,127
Selling, general and administrative	4,544	(11)	4,533	5,339	37	5,376
Total operating expenses	4,586	(11)	4,575	5,525	37	5,562
Loss from operations	(387)	(19)	(406)	(2,382)	(53)	(2,435)
(Loss) income from operations before income tax provision	37	(19)	18	(1,861)	(53)	(1,914)
Net (loss) income	24	(19)	5	(1,866)	(53)	(1,919)
Comprehensive (loss) income	$50	$(19)	$31	$(1,906)	$(53)	$(1,959)
Net (loss) income per common share:
Basic and diluted	$0.00		$0.00	$(0.05)		$(0.05)
Diluted shares used in calculation of net (loss) income per share	35,525	(44)	35,481	35,476		35,476

18.	SHARE REPURCHASE PROGRAM

On September 5, 2006, the Company’s Board of Directors approved a share repurchase program authorizing the purchase of up to 2,000,000 shares of TMNG common stock. Under the plan, the Company is authorized to repurchase stock from time to time in the open market or through privately negotiated transactions through September 1, 2008, in accordance with SEC rules. During 2006, the Company repurchased 200,000 shares of its common stock at an average purchase price of $1.72 for an aggregate cost

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of $345,000. As of December 30, 2006, the Company had 1,800,000 shares remaining under the repurchase program. The repurchased shares have been classified as treasury stock within the stockholder’s equity section of the Consolidated Balance Sheet. In connection with the internal review and investigation discussed in Note 2, the Company’s Board of Directors in October 2006 froze further share repurchase activity until further notice.

Treasury Shares

Balance as of December 31, 2005	—
Purchases of treasury stock	200,000

Balance as of December 30, 2006	200,000

19.	EMPLOYEE BENEFIT PLAN

The Company offers a defined contribution plan to eligible employees. Such employees may defer a percentage of their annual compensation in accordance with plan guidelines. The plan provides for a Company match that is subject to a maximum contribution as defined by the plan. Company contributions to its defined contribution plans totaled $148,000, $130,000 and $43,000 in the years ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively.

20.	SUBSEQUENT EVENT

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

Special Committee Review into Stock Option Grant Practices and Restatement

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

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

A review and evaluation was performed by our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. In making this evaluation, the CEO and CFO considered, among other matters, the results of the Independent Investigation. Based on that review and evaluation, the CEO and CFO have concluded that our disclosure controls and procedures at December 30, 2006 were not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure due to the existence of a material weakness in internal controls over financial reporting. Specifically, the Company did not maintain effective controls over the determination of the accounting measurement dates for its granting of stock options awards and nonvested stock awards. This material weakness led to the restatement of the Company’s previously issued financial statements.

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

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weakness in our internal control over financial reporting as of December 30, 2006.

We did not maintain adequate controls over our stock option and nonvested stock granting practices and procedures. This lack of controls permitted stock options and nonvested stock awards to be made with incorrect accounting measurement dates. Effective controls, including monitoring and adequate communication, were not maintained to ensure the accuracy of measurement dates, valuation and presentation of activity related to our stock option and nonvested stock granting practices and procedures. This control deficiency resulted in material misstatement of our stock-based compensation expense, additional paid-in capital, unearned compensation and related disclosures that were not prevented or detected and in the restatement of our previously filed annual and interim consolidated financial statements. Accordingly, management has determined this control deficiency constituted a material weakness.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting during the quarter ended December 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	Ensuring Adequacy of Internal Controls and Procedures. TMNG has hired a national consulting firm to assist the Company with the planning for and implementation of a program for compliance with Section 404 of the Sarbanes-Oxley Act and to help ensure that the Company has properly designed and tested internal control structure and procedures for financial reporting.

•	Addition of Accounting Personnel, Combined with Enhanced Training. TMNG has hired additional accounting personnel to assist the Company with its accounting needs. Training for accounting and non-accounting personnel will be enhanced. Management and the Board will assess the need for additional personnel and/or training going forward.

•	Hiring of Legal Staff. TMNG has hired a General Counsel and a paralegal to internally support SEC compliance and other matters.

•	Responsibilities of Chief Financial Officer. The Chief Financial Officer’s duties and responsibilities that are not directly related to managing the financial affairs of the Company are being reassigned so that his primary responsibility going forward will be to manage the financial affairs of the Company and he will have very limited assignments and responsibilities outside of this role. The Chief Financial Officer’s performance in implementing new controls and procedures, ensuring compliance with Section 404 of the Sarbanes-Oxley Act, and performing his other responsibilities will be reassessed by the Special Committee and the Board of Directors.

•	Reports to Special Committee on Implementation of Recommendations. Management has been directed to provide monthly reports to the Special Committee on the implementation of the corporate governance changes and other changes and actions mandated by the Board of Directors.

The statements contained in Exhibits 31.1, 31.2 and 32.1 to this Form 10-K should be considered in light of, and read together with, the information set forth in this Item 9A.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Not applicable

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on or about June 13, 2007 (the “Proxy Statement”) contains, under the captions “Election of Directors,” “Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” the information required by Item 10 of this Form 10-K, which information is incorporated herein by this reference.

ITEM 11.	EXECUTIVE COMPENSATION

The Proxy Statement contains under the captions “Election of Directors,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Non-Management Director Compensation,” and “Executive Compensation,” the information required by Item 11 of this Form 10-K, which information is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Proxy Statement contains under the captions “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Equity Compensation Plan Information” the information required by Item 12 of this Form 10-K, which information is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Proxy Statement contains under the captions “Certain Relationships and Transactions with Related Persons” and “Independence of Directors and Nominees for Directors” the information required by Item 13 of this Form 10-K, which information is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Proxy Statement contains under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” the information required by Item 14 of this Form 10-K, which information is incorporated herein by this reference.

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

(3) Exhibits

See accompanying Index to Exhibits. The Company will furnish to any stockholder, upon written request, any exhibit listed in the accompanying Index to Exhibits upon payment by such stockholder of the Company’s reasonable expenses in furnishing any such exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Overland Park, State of Kansas, on the 14th day of May 2007.

THE MANAGEMENT NETWORK GROUP, INC.

By:	/s/ RICHARD P. NESPOLA
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ RICHARD P. NESPOLA Richard P. Nespola	Chairman of the Board, President and Chief Executive Officer (Principal executive officer)	May 14, 2007

/s/ DONALD E. KLUMB Donald E. Klumb	Chief Financial Officer and Treasurer (Principal financial officer and principal accounting officer)	May 14, 2007

/s/ MICKY K. WOO Micky K. Woo	Director	May 14, 2007

/s/ GRANT G. BEHRMAN Grant G. Behrman	Director	May 14, 2007

/s/ WILLIAM M. MATTHES William M. Matthes	Director	May 14, 2007

Signature	Title	Date

/s/ ROBERT J. CURREY Robert J. Currey	Director	May 14, 2007

/s/ ANDREW LIPMAN Andrew Lipman	Director	May 14, 2007

/s/ ROY A. WILKENS Roy A. Wilkens	Director	May 14, 2007

/s/ FRANK SISKOWSKI Frank Siskowski	Director	May 14, 2007

INDEX TO EXHIBITS

The following is a list of exhibits filed as part of this report.

Exhibit
Number	Description of Document

3.1	Certificate of Incorporation, filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 originally filed September 20, 1999 (Registration No. 333-87383), as amended (the “1999 S-1 Registration Statement”), is incorporated herein by reference as Exhibit 3.1.
3.2	By-laws, as amended, filed as Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended December 28, 2002, are incorporated herein by reference as Exhibit 3.2.
4.1	Specimen Common Stock Certificate, filed as Exhibit 4.1 to the 1999 S-1 Registration Statement, is incorporated herein by reference as Exhibit 4.1.
4.2	Registration Rights Agreement, dated February 12, 1998, among the Company and certain holders of the Company’s common stock (the “Registration Rights Agreement”), filed as Exhibit 10.1 to the 1999 S-1 Registration Statement, is incorporated herein by reference as Exhibit 4.2.
10.1	Registration Rights Agreement. (See Exhibit 4.2).
10.2	Form of Indemnification Agreement between the Company and each of its Directors and Officers, filed as Exhibit 10.2 to the 1999 S-1 Registration Statement, is incorporated herein by reference as Exhibit 10.2.
10.3	1998 Equity Incentive Plan, as amended and restated on September 7, 1999, and the Form of Agreements thereunder, filed as Exhibit 10.3 to the 1999 S-1 Registration Statement, is incorporated herein by reference as Exhibit 10.3.
10.4	1999 Employee Stock Purchase Plan and Form of Agreements thereunder, filed as Exhibit 10.4 to the 1999 S-1 Registration Statement, is incorporated herein by reference as Exhibit 10.4.
10.5	2000 Supplemental Stock Plan and Form of Agreements thereunder, filed as Exhibit 10.16 to the Company’s Form 10-K for the fiscal year ended December 30, 2000, is incorporated herein by reference as Exhibit 10.5.
10.6	Employment Agreement between the Company and Richard Nespola, dated January 5, 2004, filed as Exhibit 10.19 to the Company’s Form 10-K for the fiscal year ended January 3, 2004, is incorporated herein by reference as Exhibit 10.6.
10.7	Sublease between Best Doctors, Inc. and Cambridge Strategic Management Group Inc. (formerly TMNG Strategy, Inc.), dated December 30, 2004, filed as Exhibit 10.21 to the Company’s Form 10-K for the fiscal year ended January 1, 2005, is incorporated herein by reference as Exhibit 10.7.
10.8	Asset Purchase Agreement, dated April 2, 2006, among Wilbass Limited, Adventis Limited, and Adventis Corporation, filed as Exhibit 10 to the Company’s Form 10-Q for the quarter ended April 1, 2006, is incorporated herein by reference as Exhibit 10.8.**
10.9	Share Purchase Agreement, dated December 22, 2006, between the Company and Janos Sivo, Alan Strong, William Hill and James Baker, regarding the acquisition of the outstanding common stock of Cartesian Limited, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2006, is incorporated herein by reference as Exhibit 10.9.
10.10	Third Amended Lease Agreement between NewTower Trust Company Multi-Employer Property Trust and the Company, dated August 30, 2005, is attached to this Form 10-K as Exhibit 10.10.
10.11	Third Additional Space Commencement Date Agreement between NewTower Trust Company Multi-Employer Property Trust and the Company, dated February 28, 2006, is attached to this Form 10-K as Exhibit 10.11.
21.1	List of subsidiaries of the Company, prepared pursuant to Item 601(b)(21) of Regulation S-K is attached to this Form 10-K as Exhibit 21.1.
23.1	Consent of independent registered public accounting firm is attached to this Form 10-K as Exhibit 23.1.
24.1	Power of attorney (see signature page)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-K as Exhibit 31.1.

Exhibit
Number	Description of Document

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-K as Exhibit 31.2.
32.1	Certifications furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are attached to this Form 10-K as Exhibit 32.1.

**	Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Redacted portions are indicated with the notation [***].