Form 10-Q/A
period 2006-04-01
MANAGEMENT NETWORK GROUP INC
filed 2007-05-16
CIK 1094814

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1

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
913-345-9315
Registrant’s telephone number, including area code
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Accelerated Filer ☐                Large Accelerated Filer ☐                Non- Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
As of May 10, 2007, TMNG had outstanding 35,798,920 shares of common stock.

EXPLANATORY NOTE
In this Quarterly Report on Form 10-Q/A for the interim period ended April 1, 2006 (the “Form 10-Q/A”), The Management Network Group, Inc. (“TMNG” or the “Company”) is restating its condensed consolidated balance sheets as of April 1, 2006 and December 31, 2005, and the related condensed consolidated statements of operations and comprehensive loss and condensed consolidated statements of cash flows for the thirteen weeks ended April 1, 2006 and April 2, 2005 for the effects of errors in accounting for share-based compensation.
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
As a result of the internal review and the Independent Investigation, management has concluded, and the Audit Committee of the Board of Directors concurs, that incorrect measurement dates were used for financial accounting purposes for a majority of stock option grants and nonvested stock awards made in prior periods. Therefore, the Company is restating previously filed financial statements to record additional non-cash share-based compensation expense and the related tax effects. These adjustments had an impact on the statement of operations, after tax, of $0.4 million and $1.3 million in fiscal years 2005 and 2004, respectively, and $0.1 million for both the thirteen weeks ended April 1, 2006 and April 2, 2005, respectively. In addition, we recorded an increase of $7.0 million, after tax, in accumulated deficit as of January 3, 2004 to reflect the cumulative effect of the error.
The Company has filed its Annual Report on Form 10-K for the year ended December 30, 2006 with the Securities and Exchange Commission (the “2006 Form 10-K”) previous to the filing of this Form 10-Q/A. In its 2006 Form 10-K, the Company has restated its consolidated balance sheet as of December 31, 2005 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the fiscal years ended December 31, 2005 and January 1, 2005, as well as each of the interim periods in those fiscal years presented as supplemental information. The Company has also filed an amended Quarterly Report on Form 10-Q/A for the second quarter of fiscal year 2006 concurrently with the filing of this Form 10-Q/A. The Company does not intend to amend any other previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q affected by the restatement; accordingly, such reports and the related reports of our independent registered public accounting firm should no longer be relied upon.
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
Additional Information
All information in this Form 10-Q/A is as of April 1, 2006 and does not reflect events occurring after the date of the original filing, other than the restatement. For the convenience of the reader, this Form 10-Q/A sets forth the original filing in its entirety, as amended and modified to reflect the restatement. The following sections of this Form 10-Q/A were amended to reflect the conclusions of the Special Committee and the restatement:
Part I — Item 1 — Condensed Consolidated Financial Statements;
Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations;
Part I — Item 4 — Controls and Procedures;
Part II — Item 1A — Risk Factors;
This Form 10-Q/A should be read in conjunction with our periodic filings made with the SEC subsequent to the date of the original filing, including any amendments to those filings, as well as all Current Reports filed on Form 8-K subsequent to the date of the original filing. In addition, in accordance with applicable rules and regulations promulgated by the SEC, this Form 10-Q/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31 and 32.
See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q/A for a further discussion of this matter.

THE MANAGEMENT NETWORK GROUP, INC.
INDEX

PAGE
PART I. FINANCIAL INFORMATION:
ITEM 1. Condensed Consolidated Financial Statements (unaudited):

Condensed Consolidated Balance Sheets — April 1, 2006 (as restated) and December 31, 2005 (as restated)	5

Condensed Consolidated Statements of Operations and Comprehensive Loss — Thirteen weeks ended April 1, 2006 (as restated) and April 2, 2005 (as restated)	6

Condensed Consolidated Statements of Cash Flows — Thirteen weeks ended April 1, 2006 (as restated) and April 2, 2005 (as restated)	7

Notes to Condensed Consolidated Financial Statements	8

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	24

ITEM 4. Controls and Procedures	24

ITEM 4(T). Controls and Procedures	26

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	26

ITEM 1A. Risk Factors	26

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	27

ITEM 3. Defaults Upon Senior Securities	27

ITEM 4. Submission of Matters to a Vote of Security Holders	27

ITEM 5. Other Information	27

ITEM 6. Exhibits	28

Signatures	29

Exhibits

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THE MANAGEMENT NETWORK GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(unaudited)

	April 1,	December 31,
	2006	2005
	As	As
	Restated (1)	Restated (1)
CURRENT ASSETS:
Cash and cash equivalents	$15,243	$10,951
Short-term investments	33,200	38,700
Receivables:
Accounts receivable	4,276	3,886
Accounts receivable — unbilled	2,861	2,559

	7,137	6,445
Less: Allowance for doubtful accounts	(294)	(296)

	6,843	6,149
Refundable income taxes	112	117
Prepaid and other assets	1,177	1,262

Total current assets	56,575	57,179

Property and equipment, net	948	900
Goodwill	13,365	13,365
Identifiable intangible assets, net	1,536	1,651
Other assets	452	454

Total Assets	$72,876	$73,549

CURRENT LIABILITIES:
Trade accounts payable	$578	$1,025
Accrued payroll, bonuses and related expenses	1,760	1,136
Other accrued liabilities	1,896	1,893
Unfavorable and capital lease obligations	623	628

Total current liabilities	4,857	4,682

Unfavorable and capital lease obligations	2,675	2,819

STOCKHOLDERS’ EQUITY
Common Stock:	36	36
Voting — $.001 par value, 100,000,000 shares authorized; 35,790,286 and 35,705,520 issued and outstanding on April 1, 2006 and December 31, 2005, respectively
Preferred Stock — $.001 par value, 10,000,000 shares authorized, no shares issued or outstanding
Additional paid-in capital	168,736	168,338
Accumulated deficit	(103,579)	(101,951)
Accumulated other comprehensive income — Foreign currency translation adjustment	151	147
Unearned compensation		(522)

Total stockholders’ equity	65,344	66,048

Total Liabilities and Stockholders’ Equity	$72,876	$73,549

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements.
See notes to condensed consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(In thousands, except per share data)
(unaudited)

	For the Thirteen Weeks Ended
	April 1,	April 2,
	2006	2005
	As	As
	Restated (1)	Restated (1)
Revenues	$7,163	$7,067

Cost of services (includes non-cash share-based compensation expense of $201 and $94 for the thirteen weeks ended April 1, 2006 and April 2, 2005, respectively)	3,552	3,488

Gross Profit	3,611	3,579

Operating Expenses:
Selling, general and administrative (includes non-cash share-based compensation expense of $567 and $270 for the thirteen weeks ended April 1, 2006 and April 2, 2005, respectively)	5,638	4,417
Real estate restructuring		75
Intangible asset amortization	115	160

Total operating expenses	5,753	4,652

Loss from operations	(2,142)	(1,073)
Other Income:
Interest income	535	324
Other, net		15

Total other income	535	339

Loss before income tax provision	(1,607)	(734)
Income tax provision	(21)	(15)

Net loss	(1,628)	(749)

Other comprehensive item - Foreign currency translation adjustment	4	(70)

Comprehensive loss	$(1,624)	$(819)

Loss per common share
Basic and diluted	$(0.05)	$(0.02)

Weighted average shares used in calculation of net loss per common share
Basic and diluted	35,625	34,977

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements.
See notes to condensed consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	For the Thirteen Weeks Ended
	April 1,	April 2,
	2006	2005
	As	As
	Restated (1)	Restated (1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,628)	$(749)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	214	282
Share-based compensation	768	364
Other changes in operating assets and liabilities:
Accounts receivable	(392)	1,066
Accounts receivable — unbilled	(302)	(2,018)
Refundable income taxes	5	590
Prepaid and other assets	87	67
Trade accounts payable	(447)	(291)
Accrued liabilities	625	59

Net cash used in operating activities	(1,070)	(630)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(800)
Proceeds from maturities and sales of short-term investments	6,300	2,750
Acquisition of property and equipment	(147)	(86)

Net cash provided by investing activities	5,353	2,664

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments made on long-term obligations	(147)	(263)
Proceeds from exercise of stock options	152	158

Net cash provided by (used in) financing activities	5	(105)

Effect of exchange rate on cash and cash equivalents	4	(70)

Net increase in cash and cash equivalents	4,292	1,859
Cash and cash equivalents, beginning of period	10,951	10,882

Cash and cash equivalents, end of period	$15,243	$12,741

Supplemental disclosure of cash flow information:
Cash paid during period for interest		$1

Cash paid during period for taxes, net of refunds	$16	$15

Accrued property and equipment additions		$169

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements.
See notes to condensed consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Reporting and Significant Accounting Policies
The accompanying condensed consolidated financial statements of The Management Network Group, Inc. (“TMNG” or the “Company”) as of April 1, 2006 and for the thirteen weeks ended April 1, 2006 and April 2, 2005, are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the Company’s condensed consolidated financial position, results of operations, and cash flows as of these dates and for the periods presented. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information. Consequently, these statements do not include all the disclosures normally required by US GAAP for annual financial statements nor those normally made in the Company’s Annual Report on Form 10-K. Accordingly, reference should be made to the Company’s annual consolidated financial statements and notes thereto for the fiscal year ended December 30, 2006, included in the 2006 Annual Report on Form 10-K filed previously to this amended Form 10-Q/A with the Securities and Exchange Commission (“SEC”) for additional disclosures, including a summary of the Company’s accounting policies. The Condensed Consolidated Balance Sheet as of December 31, 2005 has been derived from the audited Consolidated Balance Sheet at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.
Research and Development Costs — Expenditures relating to development of new offerings and services are expensed as incurred. Research and development costs (exclusive of associated sales and marketing related costs) were $180,000 and $115,000 in the thirteen weeks ended April 1, 2006 and April 2, 2005, respectively.
Share-Based Compensation — Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” which revised Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-based Compensation”. SFAS No. 123R requires all share-based payment transactions with employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period based on their relative fair values.
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
The Company elected to use the Modified Prospective Application method for implementing SFAS No. 123(R). The modified prospective transition method requires that share-based compensation expense be recorded for all new and unvested stock options, nonvested stock, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of the Company’s fiscal year 2006. Share-based compensation expense for awards granted prior to adoption of SFAS No. 123R is based on the grant-date fair-value as determined under the pro forma provisions of SFAS No. 123. See Note 3 for a full discussion of the Company’s share-based compensation arrangements.
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
Restatement – The Notes to Condensed Consolidated Financial Statements have been revised, as appropriate, for the effects of the restatement described in Note 2.
Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 was issued primarily to improve the comparability of accounting for exchanges of nonmonetary assets with the International Accounting Standards Board. SFAS No. 153 requires that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. APB Opinion No. 29 included some exceptions to measuring exchanges at fair value. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, though early adoption is encouraged. The adoption of SFAS No. 153 is not expected to have a material impact on the Company’s consolidated financial statements.
In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS No. 154 supersedes APB Opinion No. 20, “Accounting Changes,” which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on the Company’s consolidated financial statements.
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of SFAS No. 133 and 140.” This statement simplifies accounting for certain hybrid financial instruments, eliminates the interim guidance in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interest in Securitized Financial Assets, and eliminates a restriction of the passive derivative instruments that a qualifying special-purpose entity may hold. The statement is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material impact on the Company’s consolidated financial statements.
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
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140.” This statement requires all separately recognized servicing rights to be initially measured at fair value, if practicable. SFAS No. 156 is effective January 1, 2007. The adoption of SFAS No. 156 is not expected to have a material impact on the Company’s consolidated financial statements.

2. Restatement of Condensed Consolidated Financial Statements
On November 13, 2006, the Company announced that following an initial internal review of its stock option practices the Company’s Board of Directors had appointed a Special Committee of outside directors (the “Special Committee”) to conduct a full investigation of the Company’s past stock option granting practices and related accounting (the “Independent Investigation”). The Company also announced that in light of the Special Committee’s review the Company would not be in a position to file the September 30, 2006 Form 10-Q on the due date therefor. On January 19, 2007, the Company announced that management and the Audit Committee of the Board of Directors had reached a preliminary conclusion that incorrect measurement dates were used for financial accounting purposes for certain stock option grants and nonvested stock awards and that the Company may need to restate its historical financial statements. The key findings of the Independent Investigation included the following:
•	the originally assigned and recorded grant dates for 582 of the 856 grants made during the review period were not the proper measurement dates;

•	these grants constituted approximately 8,479,129 stock options and shares of nonvested stock (57% of the total of the stock options and shares of nonvested stock) granted during the review period;

•	the cumulative effect of misdated options and nonvested stock (after taxes and net of forfeitures) was $8.7 million as of April 1, 2006, including an impact on the statement of operations, after tax, of $0.4 million and $1.3 million in fiscal years 2005 and 2004, respectively, and $0.1 million for both the thirteen weeks ended April 1, 2006 and April 2, 2005, respectively;

•	approximately 94% of the misdated grants, in terms of both number of grants and number of options and shares of nonvested stock, were made prior to 2004;

•	there was no evidence of intent to defraud, fraudulent misconduct or intentional filing of misleading financial statements or other public disclosures;

•	no improperly dated options received by executive officers or directors were exercised (these were limited to seven grants which were voluntarily surrendered and cancelled in April 2007);

•	incorrect dating of stock options did not result in any direct financial gain to current executive officers or directors; and

•	major contributing factors to the Company’s stock option-related errors included: (i) accounting controls and procedures were inadequate to ensure the accurate reporting of expenses related to stock option grants and nonvested stock awards; (ii) inadequate communication between the Board, management, accounting personnel, and non-accounting personnel; (iii) inadequate training of both accounting and non-accounting personnel; (iv) non-accounting staff were not provided sufficient guidance with respect to the proper recording of grant dates; (v) accounting staff were not provided sufficient information with respect to the actual grant dates or measurement dates of stock options; (vi) accounting staff placed undue reliance on the information recorded by the Company’s non-accounting staff in the Company’s stock plan management and reporting software, and (vii) many of the grants, other than grants to executive officers and directors, were made by management without Board of Director approval of the specific terms of each individual grant.
As a result of the internal review and the Independent Investigation, management has concluded, and the Audit Committee of the Board of Directors concurs, that incorrect measurement dates were used for financial accounting purposes for a majority of stock option grants and nonvested stock awards made in prior periods. As a result, the Company has restated its condensed consolidated balance sheets as of December 31, 2005, and April 1, 2006, and its condensed consolidated statements of operations and comprehensive loss and the related condensed consolidated statements of cash flows for the thirteen weeks ended April 2, 2005 and April 1, 2006.

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

	Share-Based Compensation
	Adjustments			As previously	As restated, net of
	Pre-tax	Tax effect	Net of tax	reported, net of tax	tax
1998	$46	$(19)	$27	$157	$184
1999	(30)	12	(18)	2,602	2,584
2000	2,617	(1,045)	1,572	2,556	4,128
2001	3,263	(1,292)	1,971	853	2,824
2002	2,110	(843)	1,267	269	1,536
2003	199	2,001	2,200	2,337	4,537

Sub-total, 1998-2003			7,019
2004	1,275		1,275	1,163	2,438
2005	352		352	718	1,070
First Quarter 2006	65		65	703	768

Total	$9,897	$(1,186)	$8,711

The following table presents the adjustments by quarter for fiscal year 2005 through the thirteen weeks ended April 2, 2005 (in thousands):

	Share-Based Compensation
	Adjustments			As previously	As restated, net of
	Pre-tax	Tax effect	Net of tax	reported, net of tax	tax
First Quarter 2005	141		141	223	364
The following table presents the effects of the share-based compensation and related tax adjustments made to the Company’s previously reported condensed consolidated statements of operations for the thirteen weeks ended April 1, 2006 and April 2, 2005 (in thousands, except per share amounts):

	Thirteen Weeks Ended April 1, 2006			Thirteen Weeks Ended April 2, 2005
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Cost of services	$3,544	$8	$3,552	$3,429	$59	$3,488
Gross profit	3,619	(8)	3,611	3,638	(59)	3,579
Selling, general and administrative	5,581	57	5,638	4,335	82	4,417
Total operating expenses	5,696	57	5,753	4,570	82	4,652
Loss from operations	(2,077)	(65)	(2,142)	(932)	(141)	(1,073)
Loss from operations before income tax provision	(1,542)	(65)	(1,607)	(593)	(141)	(734)

Net loss	(1,563)	(65)	(1,628)	(608)	(141)	(749)

Comprehensive loss	$(1,559)	$(65)	$(1,624)	$(678)	$(141)	$(819)
Net loss per common share:
Basic and diluted	$(0.04)	$(0.01)	$(0.05)	$(0.02)		$(0.02)
The following table presents the effects of the share-based compensation and related tax adjustments made to the Company’s previously reported condensed consolidated balance sheet as of April 1, 2006 and December 31, 2005 (in thousands):

	April 1, 2006			December 31, 2005
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Additional paid-in capital	$160,025	$8,711	$168,736	$159,586	$8,752	$168,338
Accumulated deficit	(94,868)	(8,711)	(103,579)	(93,305)	(8,646)	(101,951)
Unearned compensation				(416)	(106)	(522)

The following table presents the effects of the share-based compensation and related tax adjustments made to the Company’s previously reported condensed consolidated statement of cash flows for the thirteen weeks ended April 1, 2006 and April 2, 2005 (in thousands):

	Thirteen Weeks Ended April 1, 2006			Thirteen Weeks Ended April 2, 2005
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Net loss	$(1,563)	$(65)	$(1,628)	$(608)	$(141)	$(749)
Share-based compensation	703	65	768	223	141	364
3. Share-Based Compensation
See Note 2 for a full discussion of the restatement of the Company’s previously filed consolidated financial statements as a result of the Independent Investigation into the Company’s past stock option and nonvested stock granting practices and related accounting.
In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-based Compensation,” and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee and non-employee services in exchange for share-based payment transactions. SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees and non-employees.
On January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective transition method. Accordingly, prior period amounts have not been restated; however, the balance presented as unearned compensation on nonvested shares (restricted stock) within stockholders’ equity has been reclassified to additional paid-in capital as of January 1, 2006. Additionally, amounts previously classified as “equity related charges” on the condensed consolidated statements of operations and comprehensive loss have been reclassified to cost of services or selling, general and administrative expense, as appropriate. SFAS No. 123R requires the netting of estimated forfeitures against compensation expense. The adoption of the policy to net estimated forfeitures was immaterial, therefore no cumulative effect change in accounting has been reported. Compensation expense is based on the calculated fair value of the awards and is expensed over the service period (generally the vesting period). Prior to the adoption of SFAS No. 123R, the Company utilized the intrinsic value methodology in accounting for stock-based compensation for employees and non-employee directors in accordance with the provisions of APB No. 25 and related Interpretations.
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
Prior to Adoption of SFAS No. 123R
During the thirteen weeks ended April 2, 2005, the Company recognized compensation expense of $364,000 related to share-based awards. The Company did not recognize a tax benefit nor did it capitalize any costs related to share-based compensation expense in fiscal year 2005.
During the thirteen weeks ended April 2, 2005, the Company granted 175,000 shares of nonvested stock to key management personnel. These awards had an aggregate fair value on the date of grant of $392,000. The compensation cost associated with such grants is being amortized through charges to operations on a graded vesting schedule over four years. In addition, during the thirteen weeks ended April 2, 2005, the Company granted options to purchase 205,000 shares of the Company’s common stock to employees at a weighted average exercise price of $2.36 per share. The compensation cost associated with such grants is being amortized through charges to operations on a graded vesting schedule over periods ranging from three to four years.

The following table summarizes the pro forma effect of stock-based compensation on net loss and net loss per share for the thirteen weeks ended April 2, 2005 (in thousands, except per share amounts):
THIRTEEN
WEEKS ENDED
APRIL 2, 2005

Net loss, as reported:	$(749)
Add: stock-based employee compensation expense included in reported net loss	364
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(565)

Pro forma net loss	$(950)

Loss per share
Basic and diluted, as reported	$(0.02)

Basic and diluted, pro forma	$(0.03)

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

	THIRTEEN	THIRTEEN
	WEEKS ENDED	WEEKS ENDED
	APRIL 1, 2006	APRIL 2, 2005
Risk-free interest rate	4.46% - 4.83%	3.58% - 3.99%
Expected life	6 years	5 years
Expected volatility factor	83%	90%
Expected dividend rate	0%	0%
The risk-free interest rate is based on the U.S. Treasury yield at the time of grant for a term equal to the expected life of the stock option; prior to the adoption of SFAS No. 123R, the expected life is based on historical and expected exercise behavior; subsequent to the adoption of SFAS No. 123R, the expected life was determined using the simplified method of estimating the life as allowed under Staff Accounting Bulletin No. 107, “Share-Based Payment”; and the expected volatility is based on the historical volatility of our stock price for a period of time equal to the expected life of the stock option.
Nearly all of the Company’s stock based compensation arrangements utilize graded vesting schedules where a portion of the grant vests annually over a period of two to four years. The Company has a policy of recognizing compensation expense for awards with graded vesting over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. This policy has the effect of accelerating the recognition of expense when compared to a straight-line amortization methodology.
As of April 1, 2006, the Company has three share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans under SFAS No. 123R was $768,000 for the thirteen weeks ended April 1, 2006. As of April 1, 2006, unrecognized compensation cost, net of estimated forfeitures, related to the unvested portion of all share-based compensation arrangements was approximately $3.8 million and is expected to be recognized over a weighted-average period of approximately 11 months. The Company has historically issued and expects to continue to issue new shares to satisfy stock option exercises, vesting of nonvested shares or purchases of shares under the Employee Stock Purchase Plan.
1998 EQUITY INCENTIVE PLAN
Stock Options
The Company’s 1998 Equity Incentive Plan (the “1998 Plan”) is a shareholder approved plan, which provides for the granting of incentive stock options, nonqualified stock options and nonvested shares to employees, non-management directors and consultants. As of April 1, 2006, the Company has 3,530,362 shares of the Company’s common stock available to grant as stock options under the 1998 Plan. Under the 1998 Plan, incentive stock options are required to be granted at an exercise price of not less than market value per share of the common stock on the date of grant as determined by the Board of Directors. Vesting and exercise provisions are determined by the Board of Directors. Between 1999 and 2006, however, the vesting and exercise provisions of most stock option grants, other than those made to executive officers and directors, were determined by management under an apparent or de facto delegation of such authority by the Board of Directors. Although the 1998 Plan does not expressly authorize such delegation, the Board of Directors has determined that these will be recognized as valid option grants.
As of April 1, 2006, all options granted under the 1998 Plan were non-qualified stock options. Options granted under the 1998 Plan generally become exercisable over a three to four year period beginning on the date of grant. Options granted under the 1998 Plan have a maximum term of ten years.
A summary of the option activity of the Company’s 1998 Plan as of April 1, 2006 and changes during the thirteen weeks then ended is presented below:

			WEIGHTED AVERAGE
		WEIGHTED AVERAGE	REMAINING	AGGREGATE
	SHARES	EXERCISE PRICE	CONTRACTUAL TERM	INTRINSIC VALUE
Outstanding at December 31, 2005	5,052,405	$4.50
Granted	652,000	$2.46
Exercised	(84,766)	$1.78
Forfeited/cancelled	(92,377)	$6.11

Outstanding at April 1, 2006	5,527,262	$4.28	7.4 years	$469,000

Options vested and expected to be vested at April 1, 2006	5,279,252	$4.36	7.3 years	$462,000

Options exercisable at April 1, 2006	2,730,077	$6.19	5.5 years	$388,000

Weighted average fair value of options granted during the period		$1.83
The total intrinsic value of options exercised during the thirteen weeks ended April 1, 2006 was $68,000. As of April 1, 2006, unrecognized compensation cost, net of estimated forfeitures, related to the unvested portion of stock options issued under the 1998 Plan was approximately $3.0 million and is expected to be recognized over a weighted-average period of approximately 11 months.
Nonvested Shares
As of April 1, 2006, the Company has 1,055,000 shares of the Company’s common stock available for grant as nonvested shares under the 1998 Plan for key management personnel. The shares are subject to restriction based upon a two to four year vesting schedule. The fair value of nonvested share awards is determined based on the closing trading price of our common stock on the grant date.
A summary of the status of nonvested shares granted under the 1998 Plan as of April 1, 2006 and changes during the thirteen weeks then ended is presented below:

		WEIGHTED AVERAGE
		GRANT DATE
	SHARES	FAIR VALUE
Outstanding at December 31, 2005	310,500	$2.31
Vested	(43,750)	$2.24

Outstanding at April 1, 2006	266,750	$2.32

As of April 1, 2006, there was $330,000 of total unrecognized compensation cost related to nonvested shares granted under the 1998 Plan. The cost is expected to be recognized over a weighted average period of 20 months. The total fair value of shares vested during the thirteen weeks ended April 1, 2006 was $118,000.
2000 SUPPLEMENTAL STOCK PLAN
As of April 1, 2006, the Company has 2,721,087 shares of the Company’s common stock available to grant as stock options under the 2000 Supplemental Stock Plan (the “2000 Plan”). The 2000 Plan provides the Company’s common stock for the granting of nonqualified stock options to employees and is not subject to shareholder approval. Vesting and exercise provisions are determined by the Board of Directors. Options granted under the plan generally become exercisable over a period of up to four years beginning on the date of grant and have a maximum term of ten years.

A summary of the option activity of the Company’s 2000 Plan as of April 1, 2006 and changes during the thirteen weeks then ended is presented below:

			WEIGHTED AVERAGE
		WEIGHTED AVERAGE	REMAINING	AGGREGATE
	SHARES	EXERCISE PRICE	CONTRACTUAL TERM	INTRINSIC VALUE
Outstanding at December 31, 2005	957,040	$4.63
Granted	132,500	$2.48
Forfeited/cancelled	(22,500)	$3.50

Outstanding at April 1, 2006	1,067,040	$4.39	6.8 years	$26,000

Options vested and expected to be vested at April 1, 2006	1,033,756	$4.45	6.8 years	$24,000

Options exercisable at April 1, 2006	683,891	$5.45	5.5 years	$15,000

Weighted average fair value of options granted during the period		$1.82
As of April 1, 2006, unrecognized compensation cost, net of estimated forfeitures, related to the unvested portion of stock options issued under the 2000 Plan was $432,000 and is expected to be recognized over a weighted-average period of approximately 10 months.
EMPLOYEE STOCK PURCHASE PLAN
Under the Employee Stock Purchase Plan (ESPP), shares of the Company’s common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first day of the enrollment period or on the last day of each six-month period. Employees may purchase shares through a payroll deduction program having a value not exceeding 15% of their gross compensation during an offering period. In the thirteen weeks ended April 1, 2006, we recognized net expense of $23,000 under SFAS No. 123R associated with purchases under the ESPP.
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
In accordance with the provisions of SFAS No 131, revenues earned in the United States and internationally based on the location where the services are performed are shown in the following table (amounts in thousands):

	FOR THE THIRTEEN WEEKS ENDED
	APRIL 1, 2006	APRIL 2, 2005
United States	$6,945	$6,608
International:
The Netherlands		39
United Kingdom	218	345
Other		75

Total	$7,163	$7,067

6. Other Identifiable Intangible Assets
Included in the Company’s consolidated balance sheets as of April 1, 2006 and December 31, 2005, are the following identifiable intangible assets (amounts in thousands):

	April 1, 2006		December 31, 2005
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Customer relationships	$1,908	$(1,751)	$1,908	$(1,709)
Employee agreements			3,200	(3,200)
S3 license agreement	1,500	(121)	1,500	(48)

Total	$3,408	$(1,872)	$6,608	$(4,957)

Intangible amortization expense for the thirteen weeks ended April 1, 2006 and April 2, 2005 was $115,000 and $160,000, respectively. Intangible amortization expense is estimated to be approximately $346,000 for the remainder of fiscal year 2006, $319,000 in fiscal year 2007 and $290,000 each in fiscal years 2008 through 2010.
7. Income Taxes
In the thirteen weeks ended April 1, 2006 and April 2, 2005, the Company generated income tax benefits of $500,000 and $280,000, respectively. The Company recorded full valuation allowances against these income tax benefits in accordance with provisions of SFAS No. 109 “Accounting for income tax”, which requires an estimation of the recoverability of the recorded income tax asset balances. In addition, the Company reported income tax provision of $21,000 and $15,000 for the thirteen weeks ended April 1, 2006 and April 2, 2005, respectively, related to state tax expense. As of April 1, 2006, the Company has recorded $29.2 million of valuation allowances in connection with its net deferred tax assets.
8. Real Estate Restructuring
In the fourth quarter of fiscal year 2004, the Company made the decision to consolidate office space. In connection with this decision, a sublease agreement for unutilized space was entered into with a third party for the remainder of the original lease term. In accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” the decision to consolidate office space resulted in a charge of $75,000 related to the buyout of an office equipment lease in the thirteen weeks ended April 2, 2005. The restructuring charge has been reflected as a component of Loss from Operations in the Statement of Operations and Comprehensive Loss.
9. Loans to Officers
As of April 1, 2006, there is one outstanding line of credit between the Company and its Chief Executive Officer, Richard P. Nespola, which originated in fiscal year 2001. Aggregate borrowings outstanding against the line of credit at April 1, 2006 and December 31, 2005 totaled $300,000 and are due in 2011. These amounts are included in other assets in the non-current assets section of the balance sheet. In accordance with the loan provisions, the interest rate charged on the loans is equal to the Applicable Federal Rate (AFR), as announced by the Internal Revenue Service, for short-term obligations (with annual compounding) in effect for the month in which the advance is made, until fully paid. Pursuant to the Sarbanes-Oxley Act, no further loan agreements or draws against the line may be made by the Company to, or arranged by the Company for its executive officers. Interest payments on this loan are current as of April 1, 2006.
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
11. Subsequent Event
On April 3, 2006, we entered into an Asset Purchase Agreement with Adventis Limited, a United Kingdom company (“Limited”) and Adventis Corporation, a Delaware corporation and the parent of Limited (together with Limited, “Adventis”), pursuant to which we have purchased all of the assets used in the operation of Adventis’ international consulting business outside North America. Adventis is a global consulting firm specializing in telecommunications, technology and digital media. The acquired international operations of Adventis consist of 27 consultants located in London and Berlin with revenues from clients in Europe and Asia. The transaction was valued at a purchase price of approximately $1.65 million, with approximately $1.5 million paid in cash at closing, plus the assumption of approximately $125,000 in net working capital deficiency. The acquisition closed on April 3, 2006.
Behrman Capital and its affiliates (collectively “Behrman”), an owner of 35% of TMNG’s outstanding common stock, also owns 61% of the outstanding common stock of Adventis Corporation. Grant G. Behrman and William M. Matthes, who serve on the Board of Directors, are the Co-Managing Partners of Behrman. Despite owning a majority of Adventis Corporation’s common stock, Behrman did not control Adventis at the time of this transaction. Adventis was under the control of its senior secured creditors as it underwent a sale of the business. In order to execute this purchase, TMNG formed a Special Committee of the Board of Directors to evaluate the acquisition. The Special Committee consisted of the four independent board members not part of TMNG management or affiliated with Behrman. Behrman received none of the proceeds of this transaction.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In addition to historical information, this quarterly report contains forward-looking statements. Certain risks and uncertainties could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 30, 2006, and “Risk Factors” in Item 1A of this Form 10-Q/A. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date of this report. We undertake no obligation to revise, or publicly release the results of any revision to, these forward-looking statements. Readers should carefully review the risk factors described in our annual report and in other documents that we file from time to time with the Securities and Exchange Commission.
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
•	the originally assigned and recorded grant dates for 582 of the 856 grants made during the review period were not the proper measurement dates;

•	these grants constituted approximately 8,479,129 stock options and shares of nonvested stock (57% of the total of the stock options and shares of nonvested stock granted during the review period);

•	the cumulative effect of misdated options and nonvested stock (after taxes and net of forfeitures) was $8.7 million as of April 1, 2006, including an impact on the statement of operations, after tax, of $0.4 million and $1.3 million in fiscal years 2005 and 2004, respectively, $0.1 million for both the thirteen weeks ended April 1, 2006 and April 2, 2005, respectively;

•	approximately 94% of the misdated grants, in terms of both number of grants and number of options and shares of nonvested stock, were made prior to 2004;

•	there was no evidence of intent to defraud or fraudulent misconduct or intentional filing of misleading financial statements or other public disclosures;

•	no improperly dated options received by executive officers or directors were exercised (these were limited to seven grants which were voluntarily surrendered and cancelled in April 2007);

•	incorrect dating of stock options did not result in any direct financial gain to current executive officers or directors; and

•	major contributing factors to the Company’s stock option-related errors included: (i) accounting controls and procedures that were inadequate to ensure the accurate reporting of expenses related to stock option grants and nonvested stock awards; (ii) inadequate communication between the Board, management, accounting personnel, and non-accounting personnel; (iii) inadequate training of both accounting and non-accounting personnel; (iv) non-accounting staff were not provided sufficient guidance with respect to the proper recording of grant dates; (v) accounting staff were not provided sufficient information with respect to the actual grant dates or measurement dates of stock options; (vi) accounting staff placed undue reliance on the information recorded by the Company’s non-accounting staff in the Company’s stock plan management and reporting software, and (vii) many of the grants, other than grants to executive officers and directors, were made by management without Board of Directors approval of the specific terms of each individual grant.
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
Beginning in late 2004 and continuing through first quarter of 2006, we have seen significant changes in the industry resulting from consolidation, technology transformation and the convergence of the telecommunications, media and entertainment sectors. During the thirteen weeks ended April 1, 2006, our revenues increased 1.4% compared with the thirteen weeks ended April 2, 2005 and 15% compared to the thirteen weeks ended December 31, 2005. Gross margins were 50.4% in the first quarter of 2006 compared with 50.6% in the first quarter of 2005. On January 1, 2006, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123R which resulted in an increase in the recognition of compensation expense related to share-based awards. Expense related to share-based awards reduced gross margins for the quarter by 2.8%, offsetting improvements in gross margin due to a shift in the mix of business to more strategy consulting engagements. We continue to focus our efforts on identifying, adapting to and capitalizing on the change elements present in the converging communications industry, as well as emphasizing wireless and IP initiatives within the communications sector.
Selling, general and administrative costs in the thirteen weeks ended April 1, 2006 were up 27.6% as compared to the same period of 2005. The increase reflects additional share-based charges of $297,000 in the thirteen weeks ended April 1, 2006, due primarily to the adoption of SFAS No. 123R. In addition, we incurred increased recruiting and incentive compensation costs associated with growth in our CSMG business unit along with additional salaries, travel and entertainment expenses associated with investment in new clients and intellectual property. Although these costs have impacted our short-term profitability, we believe they will better enable us to capitalize on the industry convergence and migration toward wireless and IP platforms. We are also focusing our marketing efforts on growth markets surrounding large and sustainable clients to maintain a portfolio of business that is high credit quality, thus reducing bad debt risks.
It is important to note that subsequent to April 1, 2006, we finalized an asset purchase agreement with Adventis Limited, a United Kingdom company (“Limited”) and Adventis Corporation, a Delaware corporation and the parent of Limited (together with Limited, “Adventis”), pursuant to which we have purchased all of the assets used in the operation of Adventis’ international consulting business outside North America. Adventis is a global consulting firm specializing in telecommunications, technology and digital media. The acquired international operations of Adventis consist of 27 consultants located in London and Berlin with revenues from clients in Europe and Asia. The transaction was valued at a purchase price of approximately $1.65 million, with approximately $1.5 million paid in cash at closing, plus the assumption of approximately $125,000 in net working capital deficiency. The acquisition closed on April 3, 2006.
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
Cost of services consists primarily of compensation for consultants who are employees and share-based compensation charges for stock options and nonvested shares (restricted stock) primarily to consultants, as well as fees paid to independent contractor organizations and related expense reimbursements. Employee compensation includes certain non-billable time, training, vacation time, benefits and payroll taxes. Gross margins are primarily impacted by the type of consulting services provided; the size of service contracts and negotiated discounts; changes in our pricing policies and those of competitors; utilization rates of consultants and independent subject matter experts; and employee and independent contractor costs, which tend to be higher in a competitive labor market.
Operating expenses include selling, general and administrative, share-based compensation charges, intangible asset amortization, and real estate restructuring charges. Sales and marketing expenses consist primarily of personnel salaries, bonuses, and related costs for direct client sales efforts and marketing staff. We primarily use a relationship sales model in which partners, principals and senior consultants generate revenues. In addition, sales and marketing expenses include costs associated with marketing collateral, product development, trade shows and advertising. General and administrative expenses consist mainly of costs for accounting, recruiting and staffing, information technology, personnel, insurance, rent, and outside professional services incurred in the normal course of business. Included in selling, general and administrative expenses are share-based compensation charges incurred in connection with stock-based compensation awards.
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
Allowances for Doubtful Accounts - Substantially all of our receivables are owed by companies in the communications industry. We typically bill customers for services after all or a portion of the services have been performed and require customers to pay within 30 days. We attempt to control credit risk by being diligent in credit approvals, limiting the amount of credit extended to customers and monitoring customers’ payment record and credit status as work is being performed for them.
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
Fair Value of Acquired Businesses - TMNG has acquired three professional service organizations over the last six years. A significant component of the value of these acquired businesses has been allocated to intangible assets. SFAS No. 141 “Business Combinations” requires acquired businesses to be recorded at fair value by the acquiring entity. SFAS No. 141 also requires that intangible assets that meet the legal or separable criterion be separately recognized on the financial statements at their fair value, and provides guidance on the types of intangible assets subject to recognition. Determining the fair value for these specifically identified intangible assets involves significant professional judgment, estimates and projections related to the valuation to be applied to intangible assets like customer lists, employment agreements and trade names. The subjective nature of management’s assumptions adds an increased risk associated with estimates surrounding the projected performance of the acquired entity. Additionally, as the Company amortizes the intangible assets over time, the purchase accounting allocation directly impacts the amortization expense the Company records on its financial statements.

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
Share-based Compensation Expense - We grant stock options and non-vested stock to our employees and also provide employees the right to purchase our stock pursuant to an employee stock purchase plan. The benefits provided under these plans are share-based payment awards subject to the provisions of SFAS No. 123R. Under SFAS No. 123R, we are required to make significant estimates related to determining the value of our share-based compensation. Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock which are obtained from public data sources. For stock option grants issued during the thirteen weeks ended April 1, 2006, we used an average expected stock-price volatility of 83%. The expected term of options granted is based on the simplified method in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 107 as our historical share option exercise experience does not provide a reasonable basis for estimation. As such, we used a weighted-average expected option life assumption of 6 years.
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
We restated our consolidated financial statements as a result of improper dating of historical stock option grants and nonvested stock awards. Information regarding the restatement is set forth in Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements in this Form 10-Q/A. Our selection of the methodology to determine the most likely measurement dates of stock option grants involved judgment and careful evaluation of all available relevant facts and circumstances for each historical grant. We believe we have used the most appropriate methodology.
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
Deferred Income Tax Assets - We have generated substantial deferred income tax assets primarily from the accelerated financial statement write-off of goodwill, the charge to compensation expense taken for stock options and net operating loss carry-forwards. For us to realize the income tax benefit of these assets, we must generate sufficient taxable income in future periods when such deductions are allowed for income tax purposes. In some cases where deferred taxes were the result of compensation expense recognized on stock options, our ability to realize the income tax benefit of these assets is also dependent on our share price increasing to a point where these options have intrinsic value at least equal to the grant date fair value and are exercised. In assessing whether a valuation allowance is needed in connection with our deferred income tax assets, we have evaluated our ability to carry back tax losses to prior years that reported taxable income, and our ability to generate sufficient taxable income in future periods to utilize the benefit of the deferred income tax assets. Such projections of future taxable income require significant subjective judgments and estimates by us. As of April 1, 2006, cumulative valuation allowances in the amount of $29.2 million were recorded in connection with the net deferred income tax assets. We continue to evaluate the recoverability of the recorded deferred income tax asset balances. If we continue to report net operating losses for financial reporting in future years, no additional tax benefit would be recognized for those losses, since we would be required to increase our valuation allowance to offset such amounts.
RESULTS OF OPERATIONS
THIRTEEN WEEKS ENDED APRIL 1, 2006 COMPARED TO THIRTEEN WEEKS ENDED APRIL 2,2005
As discussed above in Critical Accounting Policies, on January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective transition method. SFAS No. 123R requires the Company to recognize compensation expense for all share-based awards made to employees and non-employee directors. Compensation expense is based on the calculated fair value of the awards as measured at the grant date using the Black-Scholes-Merton option pricing model and is expensed ratably over the service period of the awards (generally the vesting period). For periods prior to the adoption of SFAS No. 123R, the Company utilized the intrinsic value methodology in accounting for stock-based compensation for employees and non-employee directors in accordance with the provisions of Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. As discussed in Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements in this Form 10-Q/A, we did not correctly apply the provisions of APB No. 25 to share-based compensation awards granted during the period 1999 through 2006. Specifically, we did not maintain effective controls over the determination of the accounting measurement dates for the granting of stock option awards and nonvested stock awards. This material weakness led to the restatement of the Company’s previously issued financial statements.
REVENUES
Revenues increased 1.4% to $7.2 million for the thirteen weeks ended April 1, 2006 from $7.1 million for the thirteen weeks ended April 2, 2005. The increase in revenue is attributable to greater than 100 percent growth in our CSMG business unit, largely offset by the unexpected pullback of a major client project due to the client’s business restructuring which negatively impacted revenues by approximately $1 million. During the thirteen weeks ended April 1, 2006, the Company provided services on 83 customer projects, compared to 123 projects performed in the thirteen weeks ended April 2, 2005. Average revenue per project was $86,000 in the thirteen weeks ended April 1, 2006 compared to

$57,000 in the thirteen weeks ended April 2, 2005. The increase in average revenue per project was primarily attributable to a shift in the mix of business to larger higher rate strategy-related projects in the thirteen weeks ended April 1, 2006. Our international revenue base decreased to 3.0% of revenues for the thirteen weeks ended April 1, 2006, from 6.5% for the thirteen weeks ended April 2, 2005, due primarily to the completion of multiple large projects in Western Europe in the latter part of fiscal year 2005, combined with an increase in our domestic project and revenue base.
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
COSTS OF SERVICES
Costs of services increased 1.8% for the thirteen weeks ended April 1, 2006, compared to the thirteen weeks ended April 2, 2005. As a percentage of revenue, our gross margin was 50.4% for the thirteen weeks ended April 1, 2006, compared to 50.6% for the thirteen weeks ended April 2, 2005. Share-based compensation charges increased in the 2006 period as compared to the 2005 period, primarily due to the adoption of SFAS No. 123R effective January 1, 2006. Share-based compensation included in gross profit margin was $201,000 and $94,000 for the thirteen weeks ended April 1, 2006 and April 2, 2005, respectively. Partially offsetting the additional share-based compensation were improvements in gross margin obtained by a shift in the mix of services to more strategy and management consulting engagements in relation to resourcing engagements.
OPERATING EXPENSES
In total, operating expenses increased by 23.7% to $5.8 million for the thirteen weeks ended April 1, 2006, from $4.7 million for the thirteen weeks ended April 2, 2005. Operating expenses include selling, general and administrative costs (inclusive of share-based compensation related charges), real estate restructuring charges and intangible asset amortization.
Selling, general and administrative expense increased to $5.6 million or 27.6% in the thirteen weeks ended April 1, 2006, compared to the thirteen weeks ended April 1, 2005. The increase is partially related to share-based compensation charges of $567,000 in the thirteen weeks ended April 1, 2006 compared to $270,000 for the thirteen weeks ended April 2, 2005. The increase in share-based compensation charges is primarily attributable to the adoption of SFAS No. 123R effective January 1, 2006. In addition we incurred increased recruiting and incentive compensation costs associated with growth in our CSMG business unit along with additional salaries, travel and entertainment expenses associated with our investment in new clients and intellectual property.
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
NET LOSS
Net loss increased 117% to $1.6 million for the thirteen weeks ended April 1, 2006, from $749,000 for the thirteen weeks ended April 2, 2005. The increase was primarily attributable to the impact of the adoption of SFAS No. 123R as well as increased selling, general and administrative expenses due to the strategic addition of consultants to support growth in our CSMG business unit.

LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities was $1.1 million and $0.6 million for the thirteen weeks ended April 1, 2006 and April 2, 2005, respectively. Cash used in operating activities for the thirteen weeks ended April 1, 2006 and April 2, 2005 primarily related to operating losses.
Net cash provided by investing activities was $5.4 million and $2.7 million for the thirteen weeks ended April 1, 2006 and April 2, 2005, respectively. This includes net proceeds from sales and reinvestments of auction rate securities of $5.5 million and $2.8 million in the thirteen weeks ended April 1, 2006 and April 2, 2005, respectively. Cash used in investing activities also includes $147,000 and $86,000 for the thirteen weeks ended April 1, 2006 and April 2, 2005, respectively, related to the purchase of office equipment, software and computer equipment.
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
Re-evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting
A review and evaluation was performed by our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this amended quarterly report. This review and evaluation was performed prior to the preparation of this amended quarterly report and was separate from the previous review and evaluation described in the original quarterly report (the “Original Evaluation”). In making this evaluation, the CEO and CFO considered, among other matters, the results of the Independent Investigation. Based on that review and evaluation, the CEO and CFO have concluded that our disclosure controls and procedures at April 1, 2006 were not effective to provide reasonable assurance that information required to be disclosed in the reports we filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required and that it was accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure due to the existence of a material weakness in internal controls over financial reporting. Specifically, the Company did not maintain effective controls over the determination of the accounting measurement dates for its granting of stock options awards and nonvested stock awards. This material weakness led to the restatement of the Company’s previously issued financial statements. In light of this material weakness and the matters discussed in this amended report with regard to the Independent Investigation, the Original Evaluation should no longer be relied upon.
In light of this conclusion, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (i) this amended report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this amended report and (ii) the financial statements, and other financial information included in this amended report, fairly present in all material respects our financial condition, results of operations and cash flows as at, and for, the periods presented in this amended report.
Material Weakness in Internal Control Over Financial Reporting
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weakness in our internal control over financial reporting as of April 1, 2006.
We did not maintain adequate controls over our stock option and nonvested stock granting practices and procedures. This lack of controls permitted stock options and nonvested stock awards to be made with incorrect accounting measurement dates. Effective controls, including monitoring and adequate communication, were not maintained to ensure the accuracy of measurement dates, valuation and presentation of activity related to our stock option and nonvested stock granting practices and procedures. This control deficiency resulted in misstatement of our stock-based compensation expense, additional paid-in capital, unearned compensation and related disclosures that was not prevented or detected, and in the restatement of our previously filed annual and interim consolidated financial statements. Accordingly, management has determined this control deficiency constituted a material weakness.
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting during the quarter ended April 1, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The Board also adopted a comprehensive array of process reforms designed to strengthen areas of corporate governance that were identified as deficient during the Independent Investigation. Some of these measures were undertaken independent of the formation of the Special Committee and the initiation of the Independent Investigation.

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
The statements contained in Exhibits 31 and 32 to this Form 10-Q/A should be considered in light of, and read together with, the information set forth in this Item 4.
ITEM 4(T). CONTROLS AND PROCEDURES
Not applicable.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We have not been subject to any material new litigation or claims during fiscal 2006. For a summary of litigation in which we are currently involved, refer to our annual report on Form 10-K for the year ended December 30, 2006, as filed with the Securities and Exchange Commission on May 14, 2007 and Note 12 of the Condensed Consolidated Financial Statements included elsewhere in this report.
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
ITEM 1A. RISK FACTORS
For a full listing of TMNG’s Risk Factors, please refer to our Annual Report on Form 10-K for the year ended December 30, 2006 filed with the Securities and Exchange Commission on May 14, 2007.
RISKS RELATED TO OUR STOCK OPTION PRACTICES AND RELATED ACCOUNTING
The matters relating to the investigation by the Special Committee of the Board of Directors and the restatement of the Company’s condensed consolidated financial statements may result in litigation and governmental enforcement actions.
On November 13, 2006, we announced that following an initial internal review of our stock option practices our Board of Directors had appointed a Special Committee of outside directors (the “Special Committee”) to conduct a full investigation of our past stock option and nonvested stock granting practices and related accounting (the “Independent Investigation”). We also announced that in light of the Special Committee’s review we would not be in a position to file the September 30, 2006 Form 10-Q on the due date therefor. On January 19, 2007, we announced that management and the Audit Committee of the Board of Directors had reached a preliminary conclusion that incorrect measurement dates were used for financial accounting purposes for certain stock option grants and nonvested stock awards and that we may need to restate our historical financial statements. On April 4, 2007, we announced the completion of the Independent Investigation. See Note

2, “Restatement of Condensed Consolidated Financial Statements,” in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q/A for a further discussion of this matter.
As a result of the internal review and the Independent Investigation, management has concluded, and the Audit Committee of the Board of Directors concurs, that we did not maintain adequate controls over our stock option and nonvested stock granting practices and procedures and that this failure resulted in the use of incorrect measurement dates for financial accounting purposes for a majority of stock option grants and nonvested stock awards made in prior periods. Effective controls, including monitoring and adequate communication, were not maintained to ensure the accuracy, correct valuation and proper presentation of activity related to our stock option and nonvested stock granting practices and procedures. The lack of effective controls resulted in misstatement of our stock-based compensation expense, additional paid-in capital, unearned compensation and related disclosures, that was not prevented or detected, and in the restatement of our previously filed annual and interim consolidated financial statements. The required adjustments increased net loss by $0.4 million and $1.3 million in fiscal years 2005 and 2004, respectively, and $0.1 million for both the thirteen weeks ended April 1, 2006 and April 2, 2005, respectively. The cumulative effect of the error on the statement of operations for fiscal years prior to 2004 was $7.0 million.
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
The effects of related accounting errors on previously issued financial statements are included in this Form 10-Q/A for the quarter ended April 1, 2006, in the amended Quarterly Report on Form 10-Q/A for the quarter ended July 1, 2006, in the Quarterly Report on From 10-Q for the quarter ended September 30, 2006, and in the Annual Report on Form 10-K for the year ended December 30, 2006, in accordance with applicable generally accepted accounting principles and SEC rules, regulations and guidance.
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
As a result of the internal review and Independent Investigation, we have identified a material weakness in our disclosure controls and procedures and internal control over financial reporting. We have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting and are evaluating and intend to adopt remedial measures designed to eliminate this weakness, but there can be no assurance these measures will be effective.
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
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION

None
     ITEM 6. EXHIBITS
     (a) Exhibits
     Exhibit 10. Asset Purchase Agreement, dated April 2, 2006, among Wilbass Limited, Adventis Limited, and Adventis Corporation, filed as Exhibit 10.1 to the Company’s originally filed Form 10-Q for the quarter ended April 1, 2006, is incorporated herein by reference as Exhibit 10.*
     Exhibit 31. Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     Exhibit 32. Certifications furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934, as amended. Redacted portions are indicated with the notation [***].

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURE	TITLE	DATE
/s/ RICHARD P. NESPOLA	Chairman, President and Chief	May 15, 2007
Richard P. Nespola	Executive Officer (Principal executive officer)

/s/ DONALD E. KLUMB	Chief Financial Officer and Treasurer	May 15, 2007
Donald E. Klumb	(Principal financial officer and principal accounting officer)