Form 10-Q/A
period 2006-07-01
MANAGEMENT NETWORK GROUP INC
filed 2007-05-16
CIK 1094814

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

EXPLANATORY NOTE
In this Quarterly Report on Form 10-Q/A for the interim period ended July 1, 2006 (the “Form 10-Q/A”), The Management Network Group, Inc. (“TMNG” or the “Company”) is restating its condensed consolidated balance sheets as of July 1, 2006 and December 31, 2005, the related condensed consolidated statements of operations and comprehensive loss for the thirteen weeks and twenty-six weeks ended July 2, 2005, and July 1, 2006 and the related condensed consolidated statements of cash flows for the twenty-six weeks ended July 2, 2005, and July 1, 2006 for the effects of errors in accounting for share-based compensation.
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
As a result of the internal review and the Independent Investigation, management has concluded, and the Audit Committee of the Board of Directors concurs, that incorrect measurement dates were used for financial accounting purposes for a majority of stock option grants and nonvested stock awards made in prior periods. Therefore, the Company is restating previously filed financial statements to record additional non-cash share-based compensation expense and the related tax effects. These adjustments had an impact on the statement of operations, after tax, of $0.4 million and $1.3 million in fiscal years 2005 and 2004, respectively, $0.1 million for both the thirteen weeks ended July 1, 2006 and July 2, 2005, and $0.2 million and $0.3 million for the twenty-six weeks ended July 1, 2006 and July 2, 2005, respectively. In addition, we recorded an increase of $7.0 million, after tax, in accumulated deficit as of January 3, 2004 to reflect the cumulative effect of the error.
The Company has filed its Annual Report on Form 10-K for the year ended December 30, 2006 with the Securities and Exchange Commission (the “2006 Form 10-K”) previous to the filing of this Form 10-Q/A. In its 2006 Form 10-K, the Company has restated its consolidated balance sheet as of December 31, 2005 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the fiscal years ended December 31, 2005 and January 1, 2005, as well as each of the interim periods in those fiscal years presented as supplemental information. The Company has also filed an amended Quarterly Report on Form 10-Q/A for the first quarter of fiscal year 2006 concurrently with the filing of this Form 10-Q/A. The Company does not intend to amend any other previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q affected by the restatement; accordingly, such reports and the related reports of our independent registered public accounting firm should no longer be relied upon.
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
Additional Information
All information in this Form 10-Q/A is as of July 1, 2006 and does not reflect events occurring after the date of the original filing, other than the restatement. For the convenience of the reader, this Form 10-Q/A sets forth the original filing in its entirety, as amended and modified to reflect the restatement. The following sections of this Form 10-Q/A were amended to reflect the conclusions of the Special Committee and the restatement:
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

THE MANAGEMENT NETWORK GROUP, INC.
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THE MANAGEMENT NETWORK GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	July 1,	December 31,
	2006	2005
	As	As
	Restated (1)	Restated (1)
CURRENT ASSETS:
Cash and cash equivalents	$6,392	$10,951
Short-term investments	35,750	38,700
Receivables:
Accounts receivable	7,324	3,886
Accounts receivable — unbilled	4,265	2,559

	11,589	6,445
Less: Allowance for doubtful accounts	(418)	(296)

	11,171	6,149
Refundable income taxes	111	117
Prepaid and other assets	1,389	1,262

Total current assets	54,813	57,179

Property and equipment, net	1,108	900
Goodwill	14,745	13,365
Licenses and other identifiable intangible assets, net	1,647	1,651
Other assets	821	454

Total Assets	$73,134	$73,549

CURRENT LIABILITIES:
Trade accounts payable	$1,650	$1,025
Accrued payroll, bonuses and related expenses	2,712	1,136
Other accrued liabilities	1,712	1,893
Unfavorable and capital lease obligations	610	628

Total current liabilities	6,684	4,682

Unfavorable and capital lease obligations	2,515	2,819

STOCKHOLDERS’ EQUITY
Common Stock:	36	36
Voting — $.001 par value, 100,000,000 shares authorized; 35,896,584 and 35,705,520 shares issued and outstanding on July 1, 2006 and December 31, 2005, respectively
Preferred stock — $.001 par value, 10,000,000 shares authorized, no shares issued or outstanding
Additional paid-in capital	169,850	168,338
Accumulated deficit	(106,148)	(101,951)
Accumulated other comprehensive income — Foreign currency translation adjustment	197	147
Unearned compensation		(522)

Total stockholders’ equity	63,935	66,048

Total Liabilities and Stockholders’ Equity	$73,134	$73,549

(1) See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements.
See notes to condensed consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(In thousands, except per share data)
(unaudited)

	For the Thirteen		For the Twenty-six
	Weeks Ended		Weeks Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
	As	As	As	As
	Restated (1)	Restated (1)	Restated (1)	Restated (1)
Revenues	$9,541	$9,017	$16,704	$16,084

Cost of services (includes non-cash share- based compensation expense of $170 and $87 for the thirteen weeks ended July 1, 2006 and July 2, 2005, respectively, and $371 and $181 for the twenty-six weeks ended July 1, 2006 and July 2, 2005, respectively)	4,890	4,606	8,442	8,094

Gross profit	4,651	4,411	8,262	7,990

Operating Expenses:
Selling, general and administrative (includes non-cash share-based compensation expense of $784 and $286 for the thirteen weeks ended July 1, 2006 and July 2, 2005, respectively, and $1,351 and $556 for the twenty-six weeks ended July 1, 2006 and July 2, 2005, respectively)	7,516	4,948	13,154	9,365
Real estate restructuring				75
Intangible asset amortization	236	43	351	203

Total operating expenses	7,752	4,991	13,505	9,643

Loss from operations	(3,101)	(580)	(5,243)	(1,653)
Other Income:
Interest income	546	379	1,081	703
Other, net	(1)	95	(1)	110

Total other income	545	474	1,080	813

Loss before income tax provision	(2,556)	(106)	(4,163)	(840)
Income tax provision	(13)	(3)	(34)	(18)

Net loss	(2,569)	(109)	(4,197)	(858)

Other comprehensive item — Foreign currency translation adjustment	46	(121)	50	(191)

Comprehensive loss	$(2,523)	$(230)	$(4,147)	$(1,049)

Net loss per common share
Basic and diluted	$(0.07)	$(0.00)	$(0.12)	$(0.02)

Shares used in calculation of net loss per common share
Basic and diluted	35,731	35,104	35,678	35,040

(1) See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements.
See notes to condensed consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	For the Twenty-six
	Weeks Ended
	July 1,	July 2,
	2006	2005
	As	As
	Restated	Restated
	(1)	(1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,197)	$(858)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	555	455
Share-based compensation	1,722	737
Other changes in operating assets and liabilities, net of business acquisition:
Accounts receivable	(2,313)	(1,857)
Accounts receivable — unbilled	(1,706)	(951)
Prepaid and other assets	(255)	804
Trade accounts payable	(196)	51
Accrued liabilities	458	371

Net cash used in operating activities	(5,932)	(1,248)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(5,900)	(3,600)
Proceeds from maturities and sales of short-term investments	8,850	5,650
Acquisition of business, net of cash acquired	(1,339)
Acquisition of property and equipment	(304)	(206)

Net cash provided by investing activities	1,307	1,844

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments made on long-term obligations	(296)	(418)
Proceeds from exercise of stock options	238	208
Issuance of common stock through employee stock purchase plan	74	88

Net cash provided by (used in) financing activities	16	(122)

Effect of exchange rate on cash and cash equivalents	50	(191)

Net (decrease) increase in cash and cash equivalents	(4,559)	283
Cash and cash equivalents, beginning of period	10,951	10,882

Cash and cash equivalents, end of period	$6,392	$11,165

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$1	$2

Cash paid during period for taxes, net	$16	$18

Accrued property and equipment additions	$24

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements.
See notes to condensed consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. BASIS OF REPORTING AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying condensed consolidated financial statements of The Management Network Group, Inc. (“TMNG” or the “Company”) as of July 1, 2006, and for the thirteen and twenty-six weeks ended July 1, 2006 and July 2, 2005, are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the Company’s condensed consolidated financial position, results of operations, and cash flows as of these dates and for the periods presented. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information. Consequently, these statements do not include all the disclosures normally required by US GAAP for annual financial statements nor those normally made in the Company’s annual report on Form 10-K. Accordingly, reference should be made to the Company’s consolidated financial statements and notes thereto for the fiscal year ended December 30, 2006, included in the 2006 Annual Report on Form 10-K filed previously to this amended Form 10-Q/A with the Securities and Exchange Commission (“SEC”) for additional disclosures, including a summary of the Company’s accounting policies. The Condensed Consolidated Balance Sheet as of December 31, 2005 has been derived from the audited Consolidated Balance Sheet at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.
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
The Company elected to use the Modified Prospective Application method for implementing SFAS No. 123(R). The modified prospective transition method requires that share-based compensation expense be recorded for all new and unvested stock options, nonvested stock, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of the Company’s fiscal year 2006. Share-based compensation expense for awards granted prior to adoption of SFAS No. 123R is based on the grant-date fair-value as determined under the pro forma provisions of SFAS No. 123. See Note 4 for a full discussion of the Company’s share-based compensation arrangements.
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
RECENT ACCOUNTING PRONOUNCEMENTS
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29”. SFAS No. 153 was issued primarily to improve the comparability of accounting for exchanges of nonmonetary assets with the International Accounting Standards Board. SFAS No. 153 requires that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. APB Opinion No. 29 included some exceptions to measuring exchanges at fair value. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, though early adoption is encouraged. The adoption of SFAS No. 153 is not expected to have a material impact on the Company’s consolidated financial statements.
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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is not more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 will be effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the Consolidated Financial Statements.
2. RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
On November 13, 2006, the Company announced that following an initial internal review of its stock option practices the Company’s Board of Directors had appointed a Special Committee of outside directors (the “Special Committee”) to conduct a full investigation of the Company’s past stock option granting practices and related accounting (the “Independent Investigation”). The Company also announced that in light of the Special Committee’s review the Company would not be in a position to file the September 30, 2006 Form 10-Q on the due date therefor. On January 19, 2007, the Company announced that management and the Audit Committee of the Board of Directors had reached a preliminary conclusion that incorrect measurement dates were used for financial accounting purposes for certain stock option grants and nonvested stock awards and that the Company may need to restate its historical financial statements. The key findings of the Independent Investigation included the following:
•	the originally assigned and recorded grant dates for 582 of the 856 grants made during the review period were not the proper measurement dates;

•	these grants constituted approximately 8,479,129 stock options and shares of nonvested stock (57% of the total of the stock options and shares of nonvested stock) granted during the review period;

•	the cumulative effect of misdated options and nonvested stock (after taxes and net of forfeitures) was $8.8 million as of July 1, 2006, including an impact on the statement of operations, after tax, of $0.4 million and $1.3 million in fiscal years 2005 and 2004, respectively (the interim impacts on the statement of operations were $0.1 million for both the thirteen weeks ended July 1, 2006 and July 2, 2005, and $0.2 and $0.3 million for the twenty-six weeks ended July 1, 2006 and July 2, 2005, respectively);

•	approximately 94% of the misdated grants, in terms of both number of grants and number of options and shares of nonvested stock, were made prior to 2004;

•	there was no evidence of intent to defraud, fraudulent misconduct or intentional filing of misleading financial statements or other public disclosures;

•	no improperly dated options received by executive officers or directors were exercised (these were limited to seven grants which were voluntarily surrendered and cancelled in April 2007);

•	incorrect dating of stock options did not result in any direct financial gain to current executive officers or directors; and

•	major contributing factors to the Company’s stock option-related errors included: (i) accounting controls and procedures were inadequate to ensure the accurate reporting of expenses related to stock option grants and nonvested stock awards; (ii) inadequate communication between the Board, management, accounting personnel, and non-accounting personnel; (iii) inadequate training of both accounting and non-accounting personnel; (iv) non-accounting staff were not provided sufficient guidance with respect to the proper recording of grant dates; (v) accounting staff were not provided sufficient information with respect to the actual grant dates or measurement dates of stock options; (vi) accounting staff placed undue reliance on the information recorded by the Company’s non-accounting staff in the Company’s stock plan management and reporting software, and (vii) many of the grants, other than grants to executive officers and directors, were made by management without Board of Director approval of the specific terms of each individual grant.
As a result of the internal review and the Independent Investigation, management has concluded, and the Audit Committee of the Board of Directors concurs, that incorrect measurement dates were used for financial accounting purposes for a majority of stock option grants and nonvested stock awards made in prior periods. As a result, the Company has restated its condensed consolidated balance sheets as of December 31, 2005 and July 1, 2006, its condensed consolidated statements of operations and comprehensive loss for the thirteen and twenty-six weeks ended July 2, 2005, and July 1, 2006, and the related condensed consolidated statements of cash flows for the twenty-six weeks ended July 2, 2005 and July 1, 2006.

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

	Share-Based Compensation
	Adjustments			As previously	As restated, net of
	Pre-tax	Tax effect	Net of tax	reported, net of tax	tax
1998	$46	$(19)	$27	$157	$184
1999	(30)	12	(18)	2,602	2,584
2000	2,617	(1,045)	1,572	2,556	4,128
2001	3,263	(1,292)	1,971	853	2,824
2002	2,110	(843)	1,267	269	1,536
2003	199	2,001	2,200	2,337	4,537

Sub-total, 1998-2003			7,019
2004	1,275		1,275	1,163	2,438
2005	352		352	718	1,070
First Quarter 2006	65		65	703	768
Second Quarter 2006	109		109	845	954

Total	$10,006	$(1,186)	$8,820

The following table presents the adjustments by quarter for fiscal year 2005 through the twenty-six weeks ended July 2, 2005 (in thousands):

	Share-Based Compensation
	Adjustments			As previously	As restated, net of
	Pre-tax	Tax effect	Net of tax	reported, net of tax	tax
First Quarter 2005	141		141	223	364
Second Quarter 2005	139		139	234	373

Total	$280		$280

The following table presents the effects of the share-based compensation and related tax adjustments made to the Company’s previously reported condensed consolidated statements of operations for the thirteen weeks ended July 1, 2006 and July 2, 2005 (in thousands, except per share amounts):

	Thirteen Weeks Ended July 1, 2006			Thirteen Weeks Ended July 2, 2005
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Cost of services	$4,854	$36	$4,890	$4,553	$53	$4,606
Gross profit	4,687	(36)	4,651	4,464	(53)	4,411
Selling, general and administrative	7,443	73	7,516	4,862	86	4,948
Total operating expenses	7,679	73	7,752	4,905	86	4,991
Loss from operations	(2,992)	(109)	(3,101)	(441)	(139)	(580)
Loss from operations before income tax provision	(2,447)	(109)	(2,556)	33	(139)	(106)

Net loss	(2,460)	(109)	(2,569)	30	(139)	(109)

Comprehensive loss	$(2,414)	$(109)	$(2,523)	$(91)	$(139)	$(230)
Net loss per common share:
Basic and diluted	$(0.07)		$(0.07)	$0.00		$(0.00)

Diluted shares used in calculation of net loss per share				35,461	(357)	35,104

The following table presents the effects of the share-based compensation and related tax adjustments made to the Company’s previously reported condensed consolidated statements of operations for the twenty-six weeks ended July 1, 2006 and July 2, 2005 (in thousands, except per share amounts):

	Twenty-six Weeks Ended July 1, 2006			Twenty-six Weeks Ended July 2, 2005
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Cost of services	$8,398	$44	$8,442	$7,982	$112	$8,094
Gross profit	8,306	(44)	8,262	8,102	(112)	7,990
Selling, general and administrative	13,024	130	13,154	9,197	168	9,365
Total operating expenses	13,375	130	13,505	9,475	168	9,643
Loss from operations	(5,069)	(174)	(5,243)	(1,373)	(280)	(1,653)
Loss from operations before income tax provision	(3,989)	(174)	(4,163)	(560)	(280)	(840)

Net loss	(4,023)	(174)	(4,197)	(578)	(280)	(858)

Comprehensive loss	$(3,973)	$(174)	$(4,147)	$(769)	$(280)	$(1,049)
Net loss per common share:
Basic and diluted	$(0.11)	$(0.01)	$(0.12)	$(0.02)		$(0.02)
The following table presents the effects of the share-based compensation and related tax adjustments made to the Company’s previously reported condensed consolidated balance sheet as of July 1, 2006 December 31, 2005 (in thousands):

	July 1, 2006			December 31, 2005
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Additional paid-in capital	$161,030	$8,820	$169,850	$159,586	$8,752	$168,338
Accumulated deficit	(97,328)	(8,820)	(106,148)	(93,305)	(8,646)	(101,951)
Unearned compensation				(416)	(106)	(522)
The following table presents the effects of the share-based compensation and related tax adjustments made to the Company’s previously reported condensed consolidated statement of cash flows for the twenty-six weeks ended July 1, 2006 and July 2, 2005 (in thousands):

	Twenty-six weeks ended July 1, 2006			Twenty-six weeks ended July 2, 2005
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Net loss	$(4,023)	$(174)	$(4,197)	$(578)	$(280)	$(858)
Share-based compensation	1,548	174	1,722	457	280	737
3. BUSINESS COMBINATIONS
On April 3, 2006, TMNG announced it had signed a definitive agreement to acquire the business and primary assets of Adventis Limited, the international operations of Adventis Corporation, a Delaware corporation and the parent of Adventis Limited, a global consulting firm specializing in the interrelated sectors of telecom, technology and digital media. The acquisition complements TMNG’s strategic consulting practice, with service offerings including analyses of industry and competitive environments; product and distribution strategies; finance, including business case development, modeling, cost analysis and benchmarking; and due diligence and risk assessment. The acquired international operations of Adventis Limited consist of 27 consultants located in London, Berlin, and Shanghai with revenues from clients in Europe and Asia. The transaction had a purchase price of approximately $1.86 million, with approximately $1.5 million paid in cash at closing, plus the assumption of approximately $358,000 in net working capital deficiency, which included $195,000 in professional fees and other costs related directly to the acquisition. The acquisition closed on April 3, 2006.
The measurement of the respective assets and liabilities recognized in connection with the acquisition has been made in accordance with the provisions of SFAS No. 141, “Business Combinations.” The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of acquisition. The allocation of the purchase price is based on preliminary estimates and is subject to further refinement. Adjustments, if any, are not expected to be material. The preliminary allocation assigned to identifiable intangible assets was determined with the assistance of an independent appraisal firm.

AT APRIL 3, 2006
(AMOUNTS IN THOUSANDS)

Current assets	$1,393
Property, plant and equipment	126
Employment agreements	111
Customer backlog	143
Trade name	93
Goodwill	1,380

Total assets acquired	3,246
Current liabilities assumed	1,751

Net assets acquired	$1,495

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

	For the Thirteen		For the Twenty-Six
	Weeks Ended		Weeks Ended
	July 1,	July 2,	July 1,	July 2,
(in thousands, except per share amounts)	2006	2005	2006	2005
Total revenues	$9,541	$12,803	$18,286	$22,174
Net (loss) income	$(2,539)	$450	$(4,392)	$(329)
Basic net (loss) income per common share	$(0.07)	$0.01	$(0.12)	$(0.01)
Diluted net (loss) income per common share	$(0.07)	$0.01	$(0.12)	$(0.01)
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
Under the modified prospective transition method, compensation cost associated with stock options and nonvested shares for the thirteen and twenty-six weeks ended July 1, 2006 includes: (a) compensation cost for awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and (b) compensation cost for awards granted subsequent to January 1, 2006, based on the grant date fair value under SFAS No. 123R.
Prior to adoption of SFAS No. 123R
The Company recognized compensation expense related to share-based awards of $373,000 and $737,000 for the thirteen weeks and twenty-six weeks ended July 2, 2005. The Company did not recognize a tax benefit nor did it capitalize any costs related to share-based compensation expense in fiscal year 2005.
During the twenty-six weeks ended July 2, 2005, the Company granted 175,000 shares of nonvested stock to key management personnel. These awards had a fair value on the date of grant of $392,000. The compensation cost associated with such grants is being amortized through charges to operations on a graded vesting schedule over four years.
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
The following table summarizes the pro forma effect of stock-based compensation on net loss and net loss per share for the thirteen weeks and twenty-six weeks ended July 2, 2005 based on the fair-value method under SFAS 123R (in thousands, except per share amounts):

	THIRTEEN	TWENTY-SIX
	WEEKS ENDED	WEEKS ENDED
	JULY 2, 2005	JULY 2, 2005
Net loss, as reported:	$(109)	$(858)
Add: stock-based employee compensation expense included in reported net income (loss)	373	737
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(626)	(1,191)

Pro forma net loss	$(362)	(1,312)

Loss per share
Basic and diluted, as reported	$(0.00)	$(0.02)

Basic and diluted, pro forma	$(0.01)	$(0.04)

Subsequent to the Adoption of SFAS No. 123R
The Company estimates the fair value of our stock options and stock issued under the Employee Stock Purchase Plan using the Black-Scholes-Merton option pricing model. Groups of employees or non-employee directors that have similar historical and expected exercise behavior are considered separately for valuation purposes. The table below shows the weighted average of the assumptions used in estimating the fair value of stock options granted during the thirteen weeks and twenty-six weeks ended July 1, 2006 and July 2, 2005:

	THIRTEEN	THIRTEEN	TWENTY-SIX	TWENTY-SIX
	WEEKS ENDED	WEEKS ENDED	WEEKS ENDED	WEEKS ENDED
	JULY 1, 2006	JULY 2, 2005	JULY 1, 2006	JULY 2, 2005
Risk-free interest rate	5.0%	3.9%	4.9%	3.8%
Expected life	6 years	5 years	6 years	5 years
Expected volatility factor	83%	85%	83%	88%
Expected dividend rate	0%	0%	0%	0%
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
As of July 1, 2006, the Company has three share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans under SFAS No. 123R was $954,000 and $1,722,000 for the thirteen weeks and twenty-six weeks ended July 1, 2006, respectively. As of July 1, 2006, unrecognized compensation cost, net of estimated forfeitures, related to the unvested portion of all share-based compensation arrangements was approximately $4.1 million and is expected to be recognized over a weighted-average period of approximately 12 months. The Company has historically issued and expects to continue to issue new shares to satisfy stock option exercises, vesting of nonvested shares or purchases of shares under the Employee Stock Purchase Plan.
1998 EQUITY INCENTIVE PLAN
Stock Options
The Company’s 1998 Equity Incentive Plan (the “1998 Plan”) is a shareholder approved plan, which provides for the granting of incentive stock options, nonqualified stock options and nonvested shares to employees, non-management directors and consultants. As of July 1, 2006, the Company has 3,159,097 shares of the Company’s common stock available to grant as stock options under the 1998 Plan. Under the 1998 Plan, incentive stock options are required to be granted at an exercise price of not less than market value per share of the common stock on the date of grant as determined by the Board of Directors. Vesting and exercise provisions are determined by the Board of Directors. Between 1999 and 2006, however, the vesting and exercise provisions of most stock option grants, other than those made to executive officers and directors, were determined by management under an apparent or de facto delegation of such authority by the Board of Directors. Although the 1998 Plan does not expressly authorize such delegation, the Board of Directors has determined that these will be recognized as valid option grants.
As of July 1, 2006, all options granted under the 1998 Plan were non-qualified stock options. Options granted under the 1998 Plan generally become exercisable over a three to four year period beginning on the date of grant. Options granted under the 1998 Plan have a maximum term of ten years.
A summary of the option activity of the Company’s 1998 Plan as of July 1, 2006 and changes during the twenty-six weeks then ended is presented below:

			WEIGHTED AVERAGE
		WEIGHTED AVERAGE	REMAINING	AGGREGATE
	SHARES	EXERCISE PRICE	CONTRACTUAL TERM	INTRINSIC VALUE
Outstanding at December 31, 2005	5,052,405	$4.50
Granted	1,201,500	$2.32
Exercised	(136,365)	$1.74
Forfeited/cancelled	(270,612)	$6.99

Outstanding at July 1, 2006	5,846,928	$4.00	7.4 years	$443,543

Options vested and expected to be vested at July 1, 2006	5,563,349	$4.09	7.3 years	$435,000

Options exercisable at July 1, 2006	2,751,995	$5.83	5.4 years	$363,835

Weighted average fair value of options granted during the period		$1.72
The total intrinsic value of options exercised during the thirteen weeks and twenty-six weeks ended July 1, 2006 was $35,000 and $103,000, respectively. As of July 1, 2006, unrecognized compensation cost, net of estimated forfeitures, related to the unvested portion of stock options issued under the 1998 Plan was approximately $3.1 million and is expected to be recognized over a weighted-average period of approximately 12 months.
Nonvested Shares
As of July 1, 2006, the Company has 1,045,000 shares of the Company’s common stock available for grant as nonvested shares under the 1998 Plan for key management personnel. The shares are subject to restriction based upon a two to four year vesting schedule. The fair value of nonvested share awards is determined based on the closing trading price of our common stock on the grant date.

A summary of the status of nonvested shares granted under the 1998 Plan as of July 1, 2006 and changes during the twenty-six weeks then ended is presented below:

		WEIGHTED AVERAGE
		GRANT DATE
	SHARES	FAIR VALUE
Outstanding at December 31, 2005	310,500	$2.31
Granted	10,000	$2.10
Vested	(43,750)	$2.24

Outstanding at July 1, 2006	276,750	$2.31

As of July 1, 2006, there was $281,000 of total unrecognized compensation cost related to nonvested shares granted under the 1998 Plan. The cost is expected to be recognized over a weighted average period of 19 months. The total fair value of shares vested during the twenty-six weeks ended July 1, 2006 was $118,000.
2000 SUPPLEMENTAL STOCK PLAN
As of July 1, 2006, the Company has 2,535,934 shares of the Company’s common stock available to grant as stock options under the 2000 Supplemental Stock Plan (the “2000 Plan”). The 2000 Plan provides the Company’s common stock for the granting of nonqualified stock options to employees and is not subject to shareholder approval. Vesting and exercise provisions are determined by the Board of Directors. Options granted under the plan generally become exercisable over a period of up to four years beginning on the date of grant and have a maximum term of ten years.
A summary of the option activity of the Company’s 2000 Plan as of July 1, 2006 and changes during the twenty-six weeks then ended is presented below:

			WEIGHTED AVERAGE
		WEIGHTED AVERAGE	REMAINING	AGGREGATE
	SHARES	EXERCISE PRICE	CONTRACTUAL TERM	INTRINSIC VALUE
Outstanding at December 31, 2005	957,040	$4.63
Granted	415,500	$2.28
Forfeited/cancelled	(120,347)	$3.27

Outstanding at July 1, 2006	1,252,193	$3.98	7.3 years	$30,000

Options vested and expected to be vested at July 1, 2006	1,197,259	$4.06	7.2 years	$29,000

Options exercisable at July 1, 2006	659,190	$5.48	5.3 years	$15,000

Weighted average fair value of options granted during the period		$1.68
As of July 1, 2006, unrecognized compensation cost, net of estimated forfeitures, related to the unvested portion of stock options issued under the 2000 Plan was $731,000 and is expected to be recognized over a weighted-average period of approximately 13 months.
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
5. EARNINGS (LOSS) PER SHARE
The Company calculates and presents earnings (loss) per share using a dual presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed in the same manner except the weighted average number of shares is increased for dilutive securities. In accordance with the provisions of SFAS No. 128 “Earnings Per Share”, the Company has not included the effect of stock options in the calculation of diluted loss per share for the thirteen weeks and twenty-six weeks ended July 1, 2006 and July 2, 2005, as the Company reported a loss from continuing operations for these periods and the effect would have been anti-dilutive.

6. BUSINESS SEGMENTS
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
In accordance with the provisions of SFAS No 131, revenues earned in the United States and internationally based on the location where the services are performed are shown in the following table (amounts in thousands):

	FOR THE THIRTEEN		FOR THE TWENTY-SIX
	WEEKS ENDED		WEEKS ENDED
	JULY 1, 2006	JULY 2, 2005	JULY 1, 2006	JULY 2, 2005
United States	$6,978	$8,413	$13,923	$15,021
International:
United Kingdom	1,735	426	1,953	771
Germany	467		467
Japan	252		252
China	109		109
Australia		178		178
Other				114

Total	$9,541	$9,017	$16,704	$16,084

7. GOODWILL
During the thirteen weeks ended July 1, 2006, the Company recorded $1.4 million in goodwill related to the acquisition of Adventis Limited on April 3, 2006 as discussed above in Note 2 “Business Combinations.” The change in the carrying amount of goodwill as of July 1, 2006 is as follows (amounts in thousands):

Management Consulting
Segment
Balance as of December 31, 2005	$13,365
Acquisition of Adventis Limited	1,380

Balance as of July 1, 2006	$14,745

8. OTHER IDENTIFIABLE INTANGIBLE ASSETS
Included in the Company’s condensed consolidated balance sheets as of July 1, 2006, and December 31, 2005, are the following identifiable intangible assets (amounts in thousands):

	July 1, 2006		December 31, 2005
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Customer relationships	$1,908	$(1,794)	$1,908	$(1,709)
S3 license agreement	1,500	(193)	1,500	(48)
Employment agreements	111	(45)	3,200	(3,200)
Customer backlog	143	(71)
Trade name	93	(5)

Total	$3,755	$(2,108)	$6,608	$(4,957)

As discussed above in Note 2 “Business Combinations”, the Company recorded amounts related to specifically identifiable intangible assets that were acquired as part of the Adventis Limited purchase transaction. These amounts include $111,000 assigned to employment agreements; $143,000 assigned to customer backlog; and $93,000 assigned to trade name.
Intangible amortization expense for the thirteen weeks ended July 1, 2006 and July 2, 2005 was $236,000 and $43,000, respectively. Intangible amortization expense for the twenty-six weeks ended July 1, 2006 and July 2, 2005 was $351,000 and $203,000, respectively. Intangible amortization expense is estimated to be approximately $368,000 for the remainder of fiscal year 2006, $349,000 in fiscal year 2007 and $310,000 in fiscal year 2008 through fiscal year 2010.
9. INCOME TAXES
In the thirteen and twenty-six weeks ended July 1, 2006 and the thirteen and twenty-six weeks ended July 2, 2005, the Company generated income tax benefits of $996,000 and $1,496,000, and $23,000 and $303,000, respectively. The Company recorded full valuation allowances against these income tax benefits in accordance with provisions of SFAS No. 109 “Accounting for Income Tax”, which requires an estimation of the recoverability of the recorded income tax asset balances. In addition, the Company reported income tax provision of $13,000 and $3,000, for the thirteen weeks ended July 1, 2006 and July 2, 2005 and $34,000 and $18,000 for the twenty-six weeks ended July 1, 2006 and July 2, 2005, respectively, related to state tax expense. As of July 1, 2006, the Company has recorded $30.1 million of valuation allowances in connection with its net deferred tax assets.
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
11. LOANS TO OFFICERS
As of July 1, 2006, there is one outstanding line of credit between the Company and its Chief Executive Officer, Richard P. Nespola, which originated in fiscal year 2001. Aggregate borrowings outstanding against the line of credit at July 1, 2006 and December 31, 2005 totaled $300,000 and is due in 2011. This amount is included in other assets in the non-current asset section of the balance sheet. In accordance with the loan provisions, the interest rate charged on the loan is equal to the Applicable Federal Rate (AFR), as announced by the Internal Revenue Service, for short-term obligations (with annual compounding) in effect for the month in which the advance is made, until fully paid. Pursuant to the Sarbanes-Oxley Act, no further loan agreements or draws against the line may be made by the Company to, or arranged by the Company for its executive officers. Interest payments on this loan are current as of July 1, 2006.
12. CONTINGENCIES
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

13. SUBSEQUENT EVENT
On July 24, 2006 TMNG acquired certain US-based tangible and intangible assets of Adventis Corporation. The purchased assets include all intellectual property owned or licensed by Adventis Corporation and the hardware or devices on which it is stored (including all trademarks, service marks and logos, trades secrets and methods, client information, rights to the Adventis Corporation Web site, Board of Advisors rights, and the Adventis Corporation name). The purchase price of these assets totaled $150,000. This acquisition follows the Company’s April 2006 acquisition of the assets of Adventis Limited as discussed above in Note 2 “Business Combination.”
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
•	the originally assigned and recorded grant dates for 582 of the 856 grants made during the review period were not the proper measurement dates;

•	these grants constituted approximately 8,479,129 stock options and shares of nonvested stock (57% of the total of the stock options and shares of nonvested stock granted during the review period);

•	the cumulative effect of misdated options and nonvested stock (after taxes and net of forfeitures) was $8.8 million as of July 1, 2006, including an impact on the statement of operations, after tax, of $0.4 million and $1.3 million in fiscal years 2005 and 2004, respectively, $0.1 million for both the thirteen weeks ended July 1, 2006 and July 2, 2005, and $0.2 and $0.3 million for the twenty-six weeks ended July 1, 2006 and July 2, 2005, respectively;

•	approximately 94% of the misdated grants, in terms of both number of grants and number of options and shares of nonvested stock, were made prior to 2004;

•	there was no evidence of intent to defraud or fraudulent misconduct or intentional filing of misleading financial statements or other public disclosures;

•	no improperly dated options received by executive officers or directors were exercised (these were limited to seven grants which were voluntarily surrendered and cancelled in April 2007);

•	incorrect dating of stock options did not result in any direct financial gain to current executive officers or directors; and

•	major contributing factors to the Company’s stock option-related errors included: (i) accounting controls and procedures that were inadequate to ensure the accurate reporting of expenses related to stock option grants and nonvested stock awards; (ii) inadequate communication between the Board, management, accounting personnel, and non-accounting personnel; (iii) inadequate training of both accounting and non-accounting personnel; (iv) non-accounting staff were not provided sufficient guidance with respect to the proper recording of grant dates; (v) accounting staff were not provided sufficient information with respect to the actual grant dates or measurement dates of stock options; (vi) accounting staff placed undue reliance on the information recorded by the Company’s non-accounting staff in the Company’s stock plan management and reporting software, and (vii) many of the grants, other than grants to executive officers and directors, were made by management without Board of Directors approval of the specific terms of each individual grant.
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
Beginning in late 2004 and continuing through the second quarter of 2006, we have seen significant changes in the industry resulting from consolidation, technology transformation and the convergence of the telecommunications, media and entertainment sectors. Through re-

positioning of the Company in 2005 and 2006, we are seeing early signs of benefits from adapting to such change. To support strategic repositioning of the Company to enable it to better serve the consolidation of telecommunications carriers and convergence with global media and entertainment companies, on April 3, 2006, we closed on the acquisition of the business and primary assets of Adventis Limited. The acquisition better enables TMNG to compete given changes to the sector and complements TMNG’s strategic consulting practice, with service offerings including analyses of industry and competitive environments; product and distribution strategies; finance, including business case development, modeling, cost analysis and benchmarking; and due diligence and risk assessment. The acquired international operations of Adventis Limited consist of 27 consultants located in London, Berlin, and Shanghai with revenues from clients in Europe and Asia. The transaction was valued at a purchase price of approximately $1.86 million, with approximately $1.5 million paid in cash at closing, plus the assumption of approximately $358,000 in net working capital deficiency, which includes $195,000 in professional fees and other costs related directly to the acquisition.
During the thirteen and twenty-six weeks ended July 1, 2006 our revenues of $9.5 million and $16.7 million, respectively, increased 5.8% and 3.9%, respectively, compared with the same periods in 2005. The acquisition of Adventis Limited contributed $1.8 million to the increase for both periods. Gross margins were 49.5% during the twenty-six weeks ended July 1, 2006 compared with 49.7% during the same period of 2005. On January 1, 2006, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123R which resulted in an increase in the recognition of compensation expense related to share-based awards. Expense related to share-based awards reduced gross margins for the twenty-six weeks ended July 1, 2006 by 2.2%, offsetting improvements in gross margin due to a shift in the mix of business to more strategy consulting engagements. Share-based compensation charges as a percentage of revenue for the twenty-six weeks ended July 2, 2005 were 1.1%. We continue to focus our efforts on identifying, adapting to and capitalizing on the change elements present in the converging communications industry, as well as emphasizing wireless and IP initiatives within the communications sector and expanding our client base into cable, entertainment and media.
Selling, general and administrative costs in the thirteen and twenty-six weeks ended July 1, 2006 increased by $2.6 million and $3.8 million, respectively, as compared to the same periods of 2005. This increase includes selling, general and administrative costs of $1.9 million as a result of the Adventis Limited acquisition. Additionally, the increase reflects additional share-based expense of $498,000 and $795,000 in the thirteen and twenty-six weeks ended July 1, 2006, respectively, related primarily to the adoption of SFAS No. 123R. We also incurred increased recruiting and incentive compensation costs associated with growth in our strategic consulting segment along with additional salaries, travel and entertainment expenses associated with investments in new clients and intellectual property. Although these costs have impacted our short-term profitability we believe they will better enable us to capitalize on the industry convergence and migration toward wireless and IP platforms and cable, entertainment and media clients. We are also focusing our marketing efforts on diversifying within the sector through added cable, entertainment and media growth markets surrounding large and sustainable clients to maintain a portfolio of business that is high credit quality, thus reducing bad debt risks.
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
Cost of services consists primarily of compensation for consultants who are employees and amortization of share-based compensation charges for stock options and non-vested shares (restricted stock), as well as fees paid to independent contractor organizations and related expense reimbursements. Employee compensation includes certain non-billable time, training, vacation time, benefits and payroll taxes. Gross margins are primarily impacted by the type of consulting services provided; the size of service contracts and negotiated discounts; changes in our pricing policies and those of competitors; utilization rates of consultants and independent subject matter experts; and employee and independent contractor costs, which tend to be higher in a competitive labor market.
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
CRITICAL ACCOUNTING POLICIES
While the selection and application of any accounting policy may involve some level of subjective judgments and estimates, we believe the following accounting policies are the most critical to our consolidated financial statements, potentially involve the most subjective judgments in their selection and application, and are the most susceptible to uncertainties and changing conditions:
– Allowance for Doubtful Accounts;
– Fair Value of Acquired Businesses;
– Impairment of Goodwill and Long-lived Intangible Assets;
– Revenue Recognition;
– Share-Based Compensation Expense; and
– Deferred Income Tax Assets.
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
Share-Based Compensation Expense - We grant stock options and non-vested stock to our employees and also provide employees the right to purchase our stock pursuant to an employee stock purchase plan. The benefits provided under these plans are share-based payment awards subject to the provisions of SFAS No. 123R. Under SFAS No. 123R, we are required to make significant estimates related to determining the value of our stock-based compensation. Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock which is obtained from public data sources. For stock option grants issued during the thirteen and twenty-six weeks ended July 1, 2006, we used a weighted-average expected stock-price volatility of 83%. The expected term of options granted is based on the simplified method in accordance with the SEC’s Staff Accounting Bulletin No. 107 (“SAB No. 107”) as our historical share option exercise experience does not provide a reasonable basis for estimation. As such, we used a weighted-average expected option life assumption of 6 years.
If factors change and we develop different assumptions in the application of SFAS No. 123R in future periods, the compensation expense that we record under SFAS No. 123R may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved when using option pricing models to estimate stock-based compensation under SFAS No. 123R. Changes in the subjective input assumptions can materially affect our estimates of fair values of our stock-based compensation. Certain share-based payment awards, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, values may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. Although the fair value of employee share-based awards is determined in accordance with SFAS No. 123R and SAB No. 107 using an option pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
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
Deferred Income Tax Assets - We have generated substantial deferred income tax assets primarily from the accelerated financial statement write-off of goodwill, the charge to compensation expense taken for stock options and net operating loss carry-forwards. For us to realize the income tax benefit of these assets, we must generate sufficient taxable income in future periods when such deductions are allowed for income tax purposes. In some cases where deferred taxes were the result of compensation expense recognized on stock options, our ability to realize the income tax benefit of these assets is also dependent on our share price increasing to a point where these options have intrinsic value at least equal to the grant date fair value and are exercised.. In assessing whether a valuation allowance is needed in connection with our deferred income tax assets, we have evaluated our ability to carry back tax losses to prior years that reported taxable income, and our ability to generate sufficient taxable income in future periods to utilize the benefit of the deferred income tax assets. Such projections of future taxable income require significant subjective judgments and estimates by us. As of July 1, 2006, cumulative valuation allowances in the amount of $30.1 million were recorded in connection with the net deferred income tax assets. We continue to evaluate the recoverability of the recorded deferred income tax asset balances. If we continue to report net operating losses for financial reporting in future years, no additional tax benefit would be recognized for those losses, since we would be required to increase our valuation allowance to offset such amounts.
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
THIRTEEN WEEKS ENDED JULY 1, 2006 COMPARED TO THIRTEEN WEEKS ENDED JULY 2, 2005
REVENUES
Revenues increased 5.8% to $9.5 million for the thirteen weeks ended July 1, 2006 from $9.0 million for the thirteen weeks ended July 2, 2005. The increase in revenue is attributable to two elements: a significant increase of $3.0 million in the Company’s strategy consulting practice, which includes revenue generated by the newly acquired Adventis Limited of $1.8 million; largely offset by a decrease in management consulting revenue of $2.1 million primarily due to the cancellation of a long-running major client project in the first quarter of 2006. During the thirteen weeks ended July 1, 2006, we provided services on 105 customer projects, compared to 107 projects performed in the thirteen weeks ended July 2, 2005. Average revenue per project was $91,000 in the thirteen weeks ended July 1, 2006, compared to $84,000 in the thirteen weeks ended July 2, 2005. The increase in average revenue per project was primarily attributable to a shift in the mix of business to more consultative versus resources and staffing projects in the thirteen weeks ended July 1, 2006. Our international revenue base substantially increased to 26.9% of revenues in the thirteen weeks ended July 1, 2006, from 6.7% in the thirteen weeks ended July 2, 2005, due largely to the acquisition of Adventis Limited, which primarily performs services in the United Kingdom, Germany, and China.
Revenues recognized in connection with fixed price engagements totaled $4.0 million and $2.4 million representing 42.3% and 26.7% of total revenue, for the thirteen weeks ended July 1, 2006 and July 2, 2005, respectively. The increase was due to the mix of our business shifting to more strategy projects, which are more likely to be structured as fixed price engagements.
COSTS OF SERVICES
Costs of services increased 6.2% to $4.9 million for the thirteen weeks ended July 1, 2006, compared to $4.6 million for the thirteen weeks ended July 2, 2005. As a percentage of revenue, our gross margin was 48.7% for the thirteen weeks ended July 1, 2006, compared to 48.9% for the thirteen weeks ended July 2, 2005. Share-based compensation charges increased in the 2006 period as compared to the 2005 period, primarily due to the adoption of SFAS No. 123R effective January 1, 2006. Share-based compensation included in gross profit margin was $170,000 and $87,000 for the thirteen weeks ended July 1, 2006 and July 2, 2005, respectively. Partially offsetting the additional share-based compensation were improvements in gross margin due to shift in the mix of services to more strategy engagements in relation to management consulting and resourcing engagements.
OPERATING EXPENSES
In total, operating expenses increased 55.3% to $7.8 million for the thirteen weeks ended July 1, 2006, from $5.0 million for the thirteen weeks ended July 2, 2005. Operating expenses include selling, general and administrative costs (inclusive of share-based compensation related charges), and intangible asset amortization.
Selling, general and administrative expense increased 51.9% to $7.5 million in the thirteen weeks ended July 1, 2006, compared to $5.0 million the thirteen weeks ended July 2, 2005. The increase primarily consists of an additional $1.9 million in selling, general and administrative expenses, relating to the Adventis Limited acquisition, and a $0.5 million increase in share-based compensation charges. The increase in share-based compensation charges is primarily attributable to the adoption of SFAS No. 123R effective January 1, 2006. In addition we incurred increased recruiting and incentive compensation costs associated with growth in our strategy operating segment along with additional salaries, travel and entertainment expenses associated with investment in new clients and intellectual property, which were largely offset by continued involuntary headcount reductions in consultant personnel as we focus on the portfolio of our offerings.
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
NET LOSS
We had net losses of $2.6 million and $109,000 for the thirteen weeks ended July 1, 2006 and July 2, 2005, respectively. The loss for the thirteen weeks ended July 1, 2006 is primarily attributable to an increase in selling, general and administrative expenses resulting from the Adventis Limited acquisition in the amount of $1.9 million and an increase of $0.6 million in share-based compensation primarily due to the adoption of SFAS No. 123R.
TWENTY-SIX WEEKS ENDED JULY 1, 2006 COMPARED TO TWENTY-SIX WEEKS ENDED JULY 2, 2005
REVENUES
Revenues increased 3.9% to $16.7 million for the twenty-six weeks ended July 1, 2006, from $16.1 million for the twenty-six weeks ended July 2, 2005. The increase in revenue is attributable to three elements: a significant increase of $4.7 million in the Company’s strategy consulting practice, which includes revenues of Adventis Limited of $1.8 million; largely offset by a decrease in management consulting revenue of $3.6 million primarily due to the cancellation of a major long-running client project in the first quarter of 2006, as well as a reduction in revenues generated by our staffing practice during fiscal year 2006. During the twenty-six weeks ended July 1, 2006, we provided services on 143 customer projects, compared to 166 projects performed in the twenty-six weeks ended July 2, 2005. Average revenue per project was $117,000 in the twenty-six weeks ended July 1, 2006 compared to $97,000 in the twenty-six weeks ended July 2, 2005. The increase in average revenue per project was primarily attributable to a shift in the mix of business to more consultative versus resources and staffing projects in the twenty-six weeks ended July 1, 2006. Our international revenue base substantially increased to 16.6% of revenues for the twenty-six weeks ended July

1, 2006, from 6.6% in the twenty-six weeks ended July 2, 2005, due largely to the acquisition of Adventis Limited, which primarily performs services in the United Kingdom, Germany, and China.
Revenues recognized in connection with fixed price engagements totaled $7.4 million and $5.0 million representing 44.3% and 31.2% of total revenue, for the twenty-six weeks ended July 1, 2006 and July 2, 2005, respectively. The increase was due to the mix of our business shifting to more strategy opportunities, which are more likely to be structured as fixed fee or contingent fee engagements.
COST OF SERVICES
Costs of services increased 4.3% to $8.4 million for the twenty-six weeks ended July 1, 2006 compared to $8.1 million for the twenty-six weeks ended July 2, 2005. As a percentage of revenue, our gross margin was 49.5% for the twenty-six weeks ended July 1, 2006, compared to 49.7% for the twenty-six weeks ended July 2, 2005. The decrease in gross margin percentage was primarily attributable to an increase in share-based compensation as a percentage of sales of 1.1 percentage points to 2.2% for the twenty-six weeks ended July 1, 2006, compared to 1.1% for the twenty-six weeks ended July 2, 2005. The increase in share-based compensation was primarily due to the adoption of SFAS No. 123R effective January 1, 2006. The incremental charges associated with share-based compensation were partially offset by improvements in gross margin due to shift in the mix of services to more strategy engagements in relation to management consulting and resourcing engagements.
OPERATING EXPENSES
In total, operating expenses increased 40.0% to $13.5 million for the twenty-six weeks ended July 1, 2006, from $9.6 million for the twenty-six weeks ended July 2, 2005. Operating expenses include selling, general and administrative costs (inclusive of share-based compensation related charges), and intangible asset amortization.
Selling, general and administrative expense increased 40.5% to $13.2 million in the twenty-six weeks ended July 1, 2006, compared to $9.4 million the twenty-six weeks ended July 2, 2005. The increase primarily consists of an additional $1.9 million in selling, general and administrative expenses, relating to the Adventis Limited acquisition, and an $0.8 million increase in share-based compensation related charges. The increase in share-based compensation related charges is primarily attributable to the adoption of SFAS No. 123R effective January 1, 2006. In addition we incurred $1.1 million in compensation and recruiting costs as we added senior executives in support of our expanded strategy and cable practices.
Intangible asset amortization was $351,000 and $203,000 for the twenty-six weeks ended July 1, 2006 and July 2, 2005, respectively. The $149,000 increase in amortization expense was due to the amortization of intangibles recorded in connection with the Adventis Limited acquisition as well as amortization of a marketing license agreement with S3 Matching Technologies, Inc. entered into during the fourth quarter of fiscal year 2005.
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
NET LOSS
We had a net loss of $4.2 million for the twenty-six weeks ended July 1, 2006, compared to a net loss of $0.9 million for the twenty-six weeks ended July 2, 2005. The loss is primarily attributable to a significant increase in selling, general and administrative expenses resulting from the Adventis Limited acquisition in the amount of $1.9 million and an increase of $1.0 million in share-based compensation primarily due to the adoption of SFAS No. 123R.
LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities was $5.9 million and $1.2 million for the twenty-six weeks ended July 1, 2006 and July 2, 2005, respectively. Of the $5.9 million used in operating activities during fiscal year 2006, $1.9 million relates to our operating losses excluding non-

cash items and $4.0 million relates to net increases in working capital. Operating losses from Adventis Limited generated $0.9 million of the operating losses in the first half of 2006. Increases in working capital during the twenty-six weeks ended July 1, 2006 relate significantly to the operational logistics of integrating billing operations for Adventis Limited and receiving VAT registration numbers. We were required to apply for VAT registration numbers for our newly acquired entity and were precluded from billing customers in the United Kingdom and Germany until the registration numbers were received, which had the impact of delaying client invoicing and related collections. VAT registration numbers for our United Kingdom and Germany operations are now in place. Cash used in operating activities for the twenty-six weeks ended July 2, 2005 related primarily to operating losses and funding of working capital requirement for the business.
Net cash provided by investing activities was $1.3 million and $1.8 million for the twenty weeks ended July 1, 2006 and July 2, 2005, respectively. This includes net proceeds from sales and reinvestments of auction rate securities of $3.0 million and $2.1 million in the twenty -six weeks ended July 1, 2006 and July 2, 2005, respectively. Net cash provided by investing activities was partially offset by our acquisition of Adventis Limited in the amount of $1.3 million during the second quarter of 2006. Additionally, cash used in investing activities was $304,000 and $206,000 for the twenty-six weeks ended July 1, 2006 and July 2, 2005, respectively, related to the purchase of office equipment, software and computer equipment.
Net cash provided by financing activities was $16,000 in the twenty-six weeks ended July 1, 2006, and related to proceeds received from the exercise of employee stock options and purchases under the Company’s Employee Stock Purchase Plan, partially offset by payments made on long-term obligations. Net cash used in financing activities was $122,000 in the twenty-six weeks ended July 2, 2005, and related to payments made by the Company on the current portion of its capital lease obligations, partially offset by proceeds received from the exercise of stock options and purchases under the Company’s Employee Stock Purchase Plan.
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
Re-evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting
A review and evaluation was performed by our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this amended quarterly report. This review and evaluation was performed prior to the preparation of this amended quarterly report and was separate from the previous review and evaluation described in the original quarterly report (the “Original Evaluation”). In making this evaluation, the CEO and CFO considered, among other matters, the results of the Independent Investigation. Based on that review and evaluation, the CEO and CFO have concluded that our disclosure controls and procedures at July 1, 2006 were not effective to provide reasonable assurance that information required to be disclosed in the reports we filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required and that it was accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure due to the existence of a material weakness in internal controls over financial reporting. Specifically, the Company did not maintain effective controls over the determination of the accounting measurement dates for its granting of stock options awards and nonvested stock awards. This material weakness led to the restatement of the Company’s previously issued financial statements. In light of this material weakness and the matters discussed in this amended report with regard to the Independent Investigation, the Original Evaluation should no longer be relied upon.
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
Material Weakness in Internal Control Over Financial Reporting
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weakness in our internal control over financial reporting as of July 1, 2006.
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
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting during the quarter ended July 1, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 4(T). CONTROLS AND PROCEDURES
Not applicable.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We have not been subject to any material new litigation or claims during fiscal 2006.. For a summary of litigation in which we are currently involved, refer to our annual report on Form 10-K for the year ended December 30, 2006, as filed with the Securities and Exchange Commission on May 14,2007 and Note 12 of the Condensed Consolidated Financial Statements included elsewhere in this report.
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
As a result of the internal review and the Independent Investigation, management has concluded, and the Audit Committee of the Board of Directors concurs, that we did not maintain adequate controls over our stock option and nonvested stock granting practices and procedures and that this failure resulted in the use of incorrect measurement dates for financial accounting purposes for a majority of stock option grants and nonvested stock awards made in prior periods. Effective controls, including monitoring and adequate communication, were not maintained to ensure the accuracy, correct valuation and proper presentation of activity related to our stock option and nonvested stock granting practices and procedures. The lack of effective controls resulted in misstatement of our stock-based compensation expense, additional paid-in capital, unearned compensation and related disclosures that was not prevented or detected, and in the restatement of our previously filed annual and interim consolidated financial statements. The required adjustments increased net loss by $0.4 million and $1.3 million in fiscal years 2005 and 2004, respectively, $0.1 million for both the thirteen weeks ended July 1, 2006 and July 2005, and $0.2 million and $0.3 million for the twenty-six weeks July 1, 2006 and July 2, 2005, respectively. The cumulative effect of the error on the statement of operations for fiscal years prior to 2004 was $7.0 million.
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
The effects of related accounting errors on previously issued financial statements are included in this Form 10-Q/A for the quarter ended July 1, 2006, in the amended Quarterly Report on Form 10-Q/A for the quarter ended April 1, 2006, in the Quarterly Report on From 10-Q for the quarter ended September 30, 2006, and in the Annual Report on Form 10-K for the year ended December 30, 2006 in accordance with applicable generally accepted accounting principles and SEC rules, regulations and guidance.
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
The other directors whose term of office continued after the meeting where Grant G. Behrman, Andrew D. Lipman, Richard P. Nespola, Frank M. Siskowski, and Roy A. Wilkens
2. The stockholders ratified the appointment of Deloitte & Touche LLP as independent registered public accounting firm for the Company for the 2006 fiscal year by a vote of 32,470,796 shares in favor of the appointment, 1,460,865 shares against the appointment and 110,311 shares abstaining.
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

SIGNATURE	TITLE	DATE

/s/ RICHARD P. NESPOLA Richard P. Nespola	Chairman, President and Chief Executive Officer	May 15, 2007

/s/ DONALD E. KLUMB Donald E. Klumb	Chief Financial Officer and Treasurer (Principal financial officer and principal accounting officer)	May 15, 2007