Form 10-Q
period 2007-03-31
MANAGEMENT NETWORK GROUP INC
filed 2007-05-30
CIK 1094814

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
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
913-345-9315
Registrant’s telephone number, including area code
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑ This Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 is being filed late.
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
As of May 21, 2007 TMNG had outstanding 35,798,920 shares of common stock.

THE MANAGEMENT NETWORK GROUP, INC.
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THE MANAGEMENT NETWORK GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	March 31,	December 30,
	2007	2006
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$5,212	$11,133
Short-term investments	25,300	27,200

Receivables:
Accounts receivable	11,828	5,063
Accounts receivable — unbilled	5,028	3,654

	16,856	8,717
Less: Allowance for doubtful accounts	(445)	(378)

	16,411	8,339

Prepaid and other assets	2,016	2,257

Total current assets	48,939	48,929

Property and equipment, net	1,268	846
Goodwill	13,365	13,365
Licenses and other identifiable intangible assets, net	8,336	1,189
Other assets	882	967

Total Assets	$72,790	$65,296

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$2,014	$1,446
Accrued payroll, bonuses and related expenses	3,145	1,965
Other accrued liabilities	3,287	2,019
Income tax liabilities	947	271
Accrued contingent consideration	3,532
Unfavorable and other lease obligations	658	649

Total current liabilities	13,583	6,350

NONCURRENT LIABILITIES:
Deferred income tax liability	2,174
Unfavorable and other lease obligations	2,029	2,189
Other noncurrent liabilities	501

Total noncurrent liabilities	4,704	2,189

Commitments and contingencies (Note 9)

STOCKHOLDERS’ EQUITY:
Common stock:
Voting — $.001 par value, 100,000,000 shares authorized; 35,949,081 and 35,989,081 issued as of March 31, 2007 and December 30, 2006, respectively; 35,749,081 and 35,789,081 shares outstanding as of March 31, 2007 and December 30, 2006, respectively	36	36
Preferred stock — $.001 par value, 10,000,000 shares authorized; no shares issued or outstanding
Additional paid-in capital	170,711	171,117
Accumulated deficit	(116,211)	(114,321)
Treasury stock, at cost, 200,000 shares as of March 31, 2007 and December 30, 2006, respectively	(345)	(345)
Accumulated other comprehensive income —
Foreign currency translation adjustment	312	270

Total stockholders’ equity	54,503	56,757

Total Liabilities and Stockholders’ Equity	$72,790	$65,296

See notes to condensed consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended
	March 31,	April 1,
	2007	2006
Revenues	$15,113	$7,163

Cost of services [includes net non-cash share-based compensation (credits) expense of $(148) and $201 for the thirteen weeks ended March 31, 2007 and April 1, 2006, respectively]	8,319	3,552

Gross Profit	6,794	3,611

Operating Expenses:
Selling, general and administrative [includes net non-cash share-based compensation (credits) expense of $(296) and $567 for the thirteen weeks ended March 31, 2007 and April 1, 2006, respectively]	6,780	5,638

Special Committee investigation (1)	1,559
Intangible asset amortization	540	115

Total operating expenses	8,879	5,753

Loss from operations	(2,085)	(2,142)
Interest income	417	535

Loss before income tax benefit (provision)	(1,668)	(1,607)
Income tax benefit (provision)	1	(21)

Net loss	(1,667)	(1,628)

Other comprehensive item — Foreign currency translation adjustment	42	4

Comprehensive loss	$(1,625)	$(1,624)

Loss per common share
Basic and diluted	$(0.05)	$(0.05)

Weighted average shares used in calculation of net loss per common share
Basic and diluted	35,716	35,625

(1)	For a summary of the Special Committee investigation, refer to Note 2 of the Consolidated Financial Statements included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on May 14, 2007.
See notes to condensed consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	For the Thirteen Weeks Ended
	March 31,	April 1,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,667)	$(1,628)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	872	214
Deferred income taxes	(187)
Share-based compensation	(444)	768
Bad debt expense	151
Other changes in operating assets and liabilities:
Accounts receivable	(2,662)	(392)
Accounts receivable — unbilled	26	(302)
Prepaid and other assets	814	92
Trade accounts payable	296	(447)
Accrued liabilities	168	625
Income tax liabilities	173

Net cash used in operating activities	(2,460)	(1,070)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments		(800)
Proceeds from maturities and sales of short-term investments	1,900	6,300
Acquisition of business, net of cash acquired	(5,243)
Acquisition of property and equipment	(41)	(147)

Net cash (used in) provided by investing activities	(3,384)	5,353

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments made on long-term obligations	(153)	(147)
Proceeds from exercise of stock options	38	152

Net cash (used in) provided by financing activities	(115)	5

Effect of exchange rate on cash and cash equivalents	38	4

Net (decrease) increase in cash and cash equivalents	(5,921)	4,292
Cash and cash equivalents, beginning of period	11,133	10,951

Cash and cash equivalents, end of period	$5,212	$15,243

Supplemental disclosure of cash flow information:
Cash paid during period for taxes, net of refunds	$5	$16

See notes to condensed consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
1. Basis of Reporting
The condensed consolidated financial statements and accompanying notes of The Management Network Group, Inc. (“TMNG,” “TMNG Global,” “we,” “us,” “our,” or the “Company”) as of March 31, 2007, and for the thirteen weeks ended March 31, 2007 and April 1, 2006 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the Company’s condensed consolidated financial position, results of operations, and cash flows as of these dates and for the periods presented. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information. Consequently, these statements do not include all the disclosures normally required by US GAAP for annual financial statements nor those normally made in the Company’s annual report on Form 10-K. Accordingly, reference should be made to the Company’s annual consolidated financial statements and notes thereto for the fiscal year ended December 30, 2006, included in the 2006 Annual Report on Form 10-K (“2006 Form 10-K”) for additional disclosures, including a summary of the Company’s accounting policies. The Condensed Consolidated Balance Sheet as of December 30, 2006 has been derived from the audited Consolidated Balance Sheet at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.
Principles of Consolidation — The consolidated statements include the accounts of TMNG and its wholly-owned subsidiaries. On January 2, 2007, the Company acquired one-hundred percent of the outstanding common stock of Cartesian Limited (“Cartesian”), a United Kingdom-based software engineering and consulting firm. The results of Cartesian are included in the results of operations subsequent to the date of acquisition. A wholly-owned subsidiary, Cambridge Adventis Ltd., was formed in March 2006. On April 3, 2006, Cambridge Adventis Ltd. acquired the business and primary assets of Adventis Ltd., the international operations of Adventis Corporation, a global consulting firm specializing in telecom, technology and digital media. The results of Cambridge Adventis Ltd. are included in the results of operations subsequent to the date of formation.
Revenue Recognition — We recognize revenue from time and materials consulting contracts in the period in which our services are performed. In addition to time and materials contracts, our other types of contracts include time and materials contracts not to exceed contract price, fixed fee contracts, and contingent fee contracts. We recognize revenues on fixed fee contracts and time and materials contracts not to exceed contract price using the percentage of completion method prescribed by AICPA Statement of Position (“SOP”) No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”
As a result of the Cartesian acquisition, the Company now develops, installs and supports customer software in addition to its traditional consulting services. The Company recognizes revenue in connection with its software sales agreements utilizing the SOP No. 81-1 percentage of completion method. These agreements include software right-to-use licenses (“RTU’s”) and related customization and implementation services. Due to the long-term nature of the software implementation and the extensive software customization based on customer specific requirements normally experienced by the Company, both the RTU and implementation services are treated as a single element for revenue recognition purposes.
The SOP No. 81-1 percentage-of-completion methodology involves recognizing revenue using the percentage of services completed, on a current cumulative cost to total cost basis, using a reasonably consistent profit margin over the period. Due to the longer term nature of these projects, developing the estimates of costs often requires significant judgment. Factors that must be considered in estimating the progress of work completed and ultimate cost of the projects include, but are not limited to, the availability of labor and labor productivity, the nature and complexity of the work to be performed, and the impact of delayed performance. If changes occur in delivery, productivity or other factors used in developing the estimates of costs or revenues, we revise our cost and revenue estimates, which may result in increases or decreases in revenues and costs, and such revisions are reflected in income in the period in which the facts that give rise to that revision become known.
In addition to the professional services related to the customization and implementation of its software, the Company also provides post-contract support (“PCS”) services, including technical support and maintenance services. For those contracts that include PCS service arrangements which are not essential to the functionality of the software solution, we separate the SOP No. 81-1 software services and PCS services utilizing the multiple-element arrangement model prescribed by Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 addresses the accounting treatment for an arrangement to provide the delivery or performance of multiple products and/or services where the delivery of a product or system or performance of services may occur at different points in time or over different periods of time. The Company utilizes EITF No. 00-21 to separate the PCS service elements and allocate total contract consideration to the contract elements based on the relative fair value of those elements. Revenues from PCS services are recognized ratably on a straight-line basis over the term of the support and maintenance agreement.
We also may enter into contingent fee contracts, in which revenue is subject to achievement of savings or other agreed upon results, rather than time spent. Due to the nature of contingent fee contracts, we recognize costs as they are incurred on the project and defer revenue recognition until the revenue is realizable and earned as agreed to by our clients. Although these contracts can be very rewarding, the profitability of these contracts is dependent on our ability to deliver results for our clients and control the cost of providing these services. Both of these types of contracts are typically more results-oriented and are subject to greater risk associated with revenue recognition and overall project profitability than traditional time and materials contracts. Revenues and costs associated with contingent fee contracts were not material for the thirteen weeks ended March 31, 2007 or April 1, 2006.
Research and Development and Capitalized Software Costs - Software development costs are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, the date technological feasibility is reached, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. We capitalize development costs incurred during the period between the establishment of technological feasibility and the release of the final product to customers if such costs are material. During the thirteen weeks ended March 31, 2007, no software development costs were capitalized and $272,000 of these costs were expensed as incurred. No software development costs were incurred in the thirteen weeks ended April 1, 2006.
The company also incurs research and development costs associated with development of new offerings and services. These product development costs are expensed as incurred. Research and development costs associated with product development were $180,000 in the thirteen weeks ended April 1, 2006. No product development costs were incurred in the thirteen weeks ended March 31, 2007.
Recent Accounting Pronouncements — In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this adoption on our consolidated financial statements.
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
2. Business Combinations
On January 2, 2007, the Company acquired one-hundred percent of the outstanding common stock of Cartesian for a total purchase price of approximately $6.5 million, plus up to approximately $9.2 million in potential future earn-out consideration based upon the performance of Cartesian after the closing date. An additional $0.5 million in transaction costs were capitalized as part of the purchase price. The selling shareholders continue to be employed by and manage Cartesian after the closing date pursuant to written employment agreements. Any future purchase consideration is not contingent on the continued employment of the selling shareholders. TMNG assumed all liabilities of Cartesian, subject to certain tax indemnities on the part of the selling shareholders.
The measurement of the respective assets and liabilities recognized in connection with the acquisition has been made in accordance with the provisions of SFAS No. 141, “Business Combinations.” The fair value of the net assets acquired in the Cartesian acquisition exceeded the total consideration paid by the Company, resulting in negative goodwill of $3.5 million. Because the acquisition involves contingent consideration, the Company is required to recognize additional purchase consideration equal to the lesser of the negative goodwill or the maximum amount of contingent consideration of $9.2 million. The negative goodwill is included in the total purchase price and reflected as a current liability based on the anticipated resolution of the contingent feature. If and when contingent payments are earned, we will apply the payments against these contingent liabilities. Any contingent payments in excess of the initial accrued contingent consideration will be recorded as goodwill. To the extent contingent payments are not made, the Company will reduce the basis of certain acquired assets and any remaining negative goodwill will be charged to the results of operations as an extraordinary gain.

The aggregate purchase price of $10.6 million consists of the following (in thousands):

Cash	$7,030
Accrued contingent consideration	3,541

Total purchase price	$10,571

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of acquisition. The allocation of the purchase price is based on preliminary estimates and is subject to further refinement. The preliminary allocation assigned to identifiable intangible assets was determined with the assistance of an independent appraisal firm.
At January 2, 2007
(Amounts in Thousands)

Acquired cash	$1,787
Other current assets	6,048
Property, plant and equipment	533
Customer relationships	2,368
Acquired software	2,961
Employment agreements	1,776
Customer backlog	395
Tradename	395

Total assets acquired	16,263

Current liabilities assumed	3,332
Deferred income tax liabilities recognized	2,360

Total liabilities assumed and recognized	5,692

Net assets acquired	$10,571

The following table summarizes the estimated useful life for the identifiable intangible assets. No residual values have been identified with these assets and each are amortized on a straight-line basis.

Estimated
useful life
Identifiable Intangible Asset	(in months)
Customer relationships	48
Acquired software	48
Employment agreements	36
Customer backlog	12
Tradename	24
The transaction was structured as a stock acquisition, therefore the goodwill and specifically identifiable intangible assets recorded in the transaction will not be deductible for income tax purposes.
On April 3, 2006, TMNG acquired the business and primary assets of Adventis Ltd., the international operations of Adventis Corporation, a Delaware corporation and the parent of Adventis Ltd., a global consulting firm specializing in the interrelated sectors of telecom, technology and digital media. The acquired operations of Adventis Ltd. consisted of 27 consultants located in London, Berlin, and Shanghai with revenues from clients in Europe and Asia. The transaction was valued at a purchase price of approximately $1.93 million, with approximately $1.5 million paid in cash at closing, plus the assumption of approximately $432,000 in net working capital deficiency, which included $269,000 in professional fees and other costs related directly to the acquisition. During the fourth quarter of fiscal year 2006, the Company recognized a $2.1 million charge for the impairment of the carrying amount of Adventis Ltd. The impairment charge was the result of lower than expected operating results coupled with a reduction in the size and scope of operations which impacted our assessment of future cash flows of the Adventis business. The impairment charge reduced the net carrying amount of Adventis intangible assets to zero.
The operating results of Adventis and Cartesian have been included in the Condensed Consolidated Statements of Operations and Comprehensive Loss subsequent to the date of the purchases. The following reflects pro forma combined results of the Company, Cartesian and Adventis as if the acquisitions had occurred as of the earliest period presented. In management’s opinion, this pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined entities.

For the Thirteen
Weeks Ended
April 1,
(in thousands, except per share amounts)	2006

Total revenues	$10,857
Net loss	$(2,004)
Basic and diluted net loss per common share	$(0.06)
3. Business Segments
The Company identifies its segments based on the way management organizes the Company to assess performance and make operating decisions regarding the allocation of resources. In accordance with the criteria in SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the Company has concluded it has two reportable segments beginning in the first quarter of fiscal 2007, the Management Consulting Services segment and the Software Solutions segment. The Management Consulting Services segment is comprised of four operating segments (Operations, Strategy, Marketing and International) which are aggregated into one reportable segment. Management Consulting Services includes consulting services related to business strategy and planning, marketing and customer relationship management, billing system support, operating system support, revenue assurance, corporate investment services, and business model transformation. Software Solutions is a single reportable operating segment that provides custom developed software, consulting and technical services. These services range from developing initial business and system requirements, to software development, software configuration and implementation, and post-contract customer support.
The accounting policies for the segments are the same as those described in the summary of significant accounting policies in Note 1 and in our 2006 Form 10-K. Management evaluates segment performance based upon income (loss) from operations, excluding share-based compensation (benefits), depreciation and intangibles amortization. Inter-segment sales were immaterial in the first quarter of fiscal 2007. The Company had one reporting segment during the first quarter of fiscal 2006, the Management Consulting Services segment.
Summarized financial information concerning the Company’s reportable segments is shown in the following table (amounts in thousands):

	Management		Not
	Consulting	Software	Allocated to
	Services	Solutions	Segments	Total
For the thirteen weeks ended March 31, 2007:
Revenues	$9,832	$5,281		$15,113
Income (loss) from operations	3,184	1,427	$(6,696)	(2,085)
Total assets	$9,844	$6,567	$56,379	$72,790

For the thirteen weeks ended April 1, 2006:
Revenues	$7,163			$7,163
Income (loss) from operations	3,009		$(5,151)	(2,142)
Total assets	$6,843		$66,033	$72,876
Segment assets, regularly reviewed by management as part of its overall assessment of the segments’ performance, include both billed and unbilled trade accounts receivable, net of allowances, and certain other assets. Assets not assigned to segments include cash and cash equivalents, property and equipment, goodwill and intangible assets and deferred tax assets, excluding deferred tax assets recognized on accounts receivable reserves, which are assigned to their respective segment.
In accordance with the provisions of SFAS No 131, revenues earned in the United States and internationally based on the location where the services are performed are shown in the following table (amounts in thousands):

FOR THE THIRTEEN WEEKS ENDED

MARCH 31, 2007	APRIL 1, 2006

United States	$7,595	$6,945
International:
United Kingdom	6,525	218
Germany	516
Japan	221
Other	256

Total	$15,113	$7,163

4. Goodwill and Other Identifiable Intangible Assets
There were no changes in the carrying amounts of goodwill during the thirteen weeks ended March 31, 2007.
Included in the Company’s consolidated balance sheets as of March 31, 2007 (reflecting the acquisition of Cartesian on January 2, 2007) and December 30, 2006, are the following identifiable intangible assets (amounts in thousands):

	March 31, 2007		December 30, 2006
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Acquired software	$2,953	$(185)
Customer relationships	2,362	(148)	1,908	(1,879)
Employment agreements	1,772	(148)
Customer backlog	394	(98)
Tradename	394	(49)
S3 license agreement	1,500	(411)	1,500	(340)

Total	$9,375	$(1,039)	$3,408	$(2,219)

The customer relationships of $1.9 million as of December 30, 2006 were fully amortized during the thirteen weeks ended March 31, 2007.
Intangible amortization expense for the thirteen weeks ended March 31, 2007 and April 1, 2006 was $723,000 and $115,000, respectively, including $183,000 reported in cost of services for the thirteen weeks ended March 31, 2007. Intangible amortization expense is estimated to be approximately as follows (in thousands):

		Estimated
		intangible
	Total estimated	amortization to
	intangible	be included in
Future Period	amortization	cost of services
Remainder of fiscal year 2007	$2,100	$554
Fiscal year 2008	2,407	738
Fiscal years 2009 — 2011	3,829	1,477
5. Share Based Compensation
The Company applies the provisions of SFAS No. 123R, “Share-Based Payment,” which establishes the accounting for stock-based awards. The Company issues stock option awards and nonvested share awards under its share-based compensation plans. The key provisions of the Company’s share-based compensation plans are described in Note 5 of the Company’s consolidated financial statements included in the 2006 Form 10-K.
The Company did not recognize any income tax benefit for share-based compensation arrangements for the thirteen weeks ended March 31, 2007 and April 1, 2006. In addition, no costs related to share-based compensation expense were capitalized during the thirteen weeks ended March 31, 2007 and April 1, 2006. During the first quarter of 2007, the Company revised its estimate of options that are expected to be forfeited prior to vesting. As a result of this change in estimate, pre-tax share-based compensation expense was reduced by $968,000.

1998 Equity Incentive Plan
Stock Options
A summary of the option activity of the Company’s 1998 Equity Incentive Plan, as amended and restated (the “1998 Plan”), as of March 1, 2007 and changes during the thirteen weeks then ended is presented below:

		WEIGHTED AVERAGE
	SHARES	EXERCISE PRICE
Outstanding at December 30, 2006	5,465,594	$3.78
Granted	500,000	$1.62
Exercised	(30,000)	$1.27
Forfeited/cancelled	(1,047,001)	$3.47

Outstanding at March 31, 2007	4,888,593	$3.64

Options vested and expected to vest at March 31, 2007	4,574,539	$3.76

Options exercisable at March 31, 2007	2,881,585	$4.76

Weighted average fair value of options granted during the period		$1.10
Nonvested Shares
A summary of the status of nonvested shares granted under the 1998 Plan as of March 1, 2007 and changes during the year then ended is presented below:

		WEIGHTED AVERAGE
		GRANT DATE
	SHARES	FAIR VALUE
Outstanding at December 30, 2006	221,750	$2.30
Vested	(43,750)	$2.24
Forfeited/Cancelled	(70,000)	$2.48

Outstanding at March 31, 2007	108,000	$2.22

2000 Supplemental Stock Plan
A summary of the option activity of the Company’s 2000 Supplemental Stock Plan as of March 1, 2007 and changes during the year then ended is presented below:

		WEIGHTED AVERAGE
	SHARES	EXERCISE PRICE
Outstanding at December 30, 2006	1,121,972	$4.02
Forfeited/cancelled	(231,761)	$4.34

Outstanding at March 31, 2007	890,211	$3.93

Options vested and expected to vest at March 31, 2007	851,003	$4.02

Options exercisable at March 31, 2007	500,368	$5.27

6. Earnings (Loss) Per Share
The Company calculates and presents earnings (loss) per share using a dual presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding excludes treasury shares purchased by the Company. Diluted earnings (loss) per share is computed in the same manner except the weighted average number of shares is increased for dilutive securities.
In accordance with the provisions of SFAS 128, “Earnings per Share,” the Company uses the treasury stock method for calculating the dilutive effect of employee stock options and nonvested shares. These instruments will have a dilutive effect under the treasury stock method only when the respective period’s average market value of the underlying Company common stock exceeds the actual proceeds. In applying the treasury stock method, assumed proceeds include the amount, if any, the employee must pay upon exercise, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the options and the vesting of nonvested shares. The Company has not included the effect of stock options in the calculation of diluted loss per share for the thirteen weeks ended March 31, 2007 and April 1, 2006 as the Company reported a net loss for these periods and the effect would have been anti-dilutive.
7. Income Taxes
In the thirteen weeks ended March 31, 2007 and April 1, 2006, the Company recorded income tax benefit (provision) of $1,000 and $(21,000), respectively. The tax benefit (provision) in each period is primarily related to state income taxes. During both periods, the Company recorded full valuation allowances against income tax benefits related to domestic operations in accordance with the provisions of SFAS No. 109 “Accounting for Income Taxes,” which requires an estimation of the recoverability of the recorded income tax asset balances. As of March 31, 2007, the Company has recorded $33.5 million of valuation allowances attributable to its net deferred tax assets.
The Corporation adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109,” (“FIN 48”) effective January 1, 2007. FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the taxing authority. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.
FIN 48 requires that the cumulative effect of the change in accounting principle be recorded as an adjustment to opening accumulated deficit. As a result of the implementation of FIN  48, the Company recognized a cumulative effect adjustment of $223,000 as an increase to beginning accumulated deficit. In addition, the Company identified approximately $271,000 in liabilities for unrecognized tax benefits which were previously reserved. The liability for uncertain tax positions was $501,000 as of March 31, 2007 and is included in “Other noncurrent liabilities” on the condensed consolidated balance sheet. The adoption of FIN 48 did not have a material effect on the results of operations, financial condition or cash flows during the first quarter of fiscal year 2007. However, FIN 48 may add volatility to our effective tax rate and therefore our expected income tax expense in future periods.
The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties as a component of the income tax provision. As of March 31, 2007 and December 31, 2006, the total amount of accrued income tax-related interest and penalties included in the Condensed Consolidated Balance Sheet was $146,000 and $139,000, respectively. As of March 31, 2007, there are no positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002. As of March 31, 2007, there are no current examinations on-going by tax authorities.
8. Loans to Officers
As of March 31, 2007, there is one outstanding line of credit between the Company and its Chief Executive Officer, Richard P. Nespola, which originated in fiscal year 2001. Aggregate borrowings outstanding against the line of credit at March 31, 2007 and December 30, 2006 totaled $300,000 and are due in 2011. These amounts are included in other assets in the non-current assets section of the balance sheet. In accordance with the loan provisions, the interest rate charged on the loans is equal to the Applicable Federal Rate (AFR), as announced by the Internal Revenue Service, for short-term obligations (with annual compounding) in effect for the month in which the advance is made, until fully paid. Pursuant to the Sarbanes-Oxley Act, no further loan agreements or draws against the line may be made by the Company to, or arranged by the Company for its executive officers. Interest payments on this loan are current as of March 31, 2007.

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
As of March 31, 2007, the Company had outstanding demands aggregating approximately $1.0 million by the bankruptcy trustees of several former clients in connection with collected balances near the customers’ respective bankruptcy filing dates. One of these demands originated through the acquisition of Tri-Com in 2001, resulting in a contingent purchase price to the seller. Although the Company did not believe preferential payments had been received from this former client, the Company had reserves of $727,000 to cover any liability resulting from the remaining outstanding claims and the contingent purchase price. In May 2007, the Company reached a settlement agreement with the bankruptcy trustee whereby the Company agreed to pay $565,000 in exchange for being released from all potential liability under the demands discussed above. A small gain was recognized in fiscal year 2006 as a result of this subsequent event. The Company is currently working to finalize settlement for the contingent purchase price component of the Tri-Com acquisition.
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
EXECUTIVE FINANCIAL OVERVIEW
Our revenues for the first quarter ending on March 31, 2007 increased 111.0% to $15.1 million, compared to the same period of 2006. The results for the thirteen weeks ended March 31, 2007 include the acquisitions of Adventis Ltd. (“Adventis”) on April 3, 2006, and Cartesian Ltd. (“Cartesian”) on January 2, 2007. The details of these acquisitions are outlined in Item 1, Note 2, “Business Combinations,” to the condensed consolidated financial statements. These acquisitions combined with our investment in targeting the cable industry have re-positioned the Company to better serve consolidating telecommunications carriers and the converging global media and entertainment companies. With the acquisition of Cartesian, we have added a reporting segment, the Software Solutions segment, to our Management Consulting Services segment. The Software Solutions segment includes revenues from Cartesian’s widely deployed modular software suite, called AscertainTM, which features advanced revenue assurance and data integrity tools that support fixed, wireless, ISP, data and content environments. Our acquisitions and recruitment efforts are helping us build what we believe is a more sustainable revenue model and expanding our global presence. In the first quarter of fiscal 2007, our international operations have grown to approximately 50% of our revenue compared to 3% for the comparable period of 2006. Revenues excluding the acquired Adventis and Cartesian businesses increased 23.7% compared with the first quarter of 2006 primarily due to our cable practice. We continue to focus our efforts on identifying, adapting to and capitalizing on the changing dynamics prevalent in the converging communications industry, as well as providing our wireless and IP services within the communications sector.
Gross margins were 45.0% in the first quarter of 2007 compared with 50.4% in the first quarter of 2006. The decrease in gross margins reflects a combination of factors, including a higher mix of larger and longer-term projects with discounted pricing from Management Consulting Services, combined with new revenue from our Software Solutions segment in the first quarter of 2007, a lower level of higher margin strategy consulting revenue as compared to the first quarter of 2006 and amortization of intangible assets acquired with Cartesian. Margin comparisons also reflect an increased number and percentage of large and long-term projects in our Management Consulting Services segment, which while contributing to a more sustainable revenue model with improved predictability, also results in discounted pricing to clients, slightly reducing gross margins. Our Software Solutions segment gross margins are expected to be comparable to our Management Consulting segment gross margins.
Operating expenses for the thirteen weeks ended March 30, 2007 include approximately $1.6 million of expense related the Special Committee investigation of our past stock option granting practices and related accounting as discussed in the section titled “Special Committee Review into Stock Option Grant Practices and Restatement” in Item 4, Controls and Procedures. Selling, general and administrative costs increased approximately $1.1 million or 20.3% as compared to the same period of 2006. As a percentage of revenue, selling, general and administrative costs have decreased to approximately 44.9% in the first quarter of 2007 from 78.7% in the same period of 2006. Selling general and administrative expense in the first quarter of 2007 include approximately $2.2 million of incremental expense associated with the operations of Adventis and Cartesian. We continue to evaluate selling, general and administrative cost reduction opportunities to drive earnings.
OPERATIONAL OVERVIEW
The Company has two reporting segments, the Management Consulting Services segment and the Software Solutions segment. Revenues in the Management Consulting Services segment typically consist of management consulting fees for professional services and related expense reimbursements. Revenues in the Software Solutions segment typically consist of management consulting fees for professional, technical and integration services, fees for software licensing, support and maintenance and related expense reimbursements.
Our Management Consulting Services are typically contracted on a time and materials basis, a time and materials basis not to exceed contract price, a fixed fee basis, or contingent fee basis. Revenues from time and materials contracts are recognized in the period in which our services are performed. Revenues on contracts with a not to exceed contract price or a fixed cost contract are recorded under the percentage of completion method utilizing estimates of project completion. Contract revenues on contingent fee contracts are deferred until the revenue is realizable and earned. The Management Consulting Services segment did not have any contingent fee contracts during the first quarter of 2007 or 2006.

Our Software Solutions typically involve custom developed software for clients, leveraging the supply of licensed modules from our AscertainTM software suite. Management consulting and technical services are an integrated component of software solutions, ranging from developing initial business and systems requirements, to software development, software configuration and implementation, and post contract customer support. Revenues for Software Solutions contracts are typically structured as fixed fee contracts or with a not to exceed contract price and are recorded under the percentage of completion method, utilizing estimates of project completion. On a limited basis, software contracts are structured with a contingent fee component. Revenues and costs associated with contingent fee contracts were not material during the first quarter of 2007.
Generally a client relationship begins with a short-term consulting engagement utilizing the services of a few consultants or piloting a software solution. Our sales strategy focuses on building long-term relationships with both new and existing clients to gain additional engagements within existing accounts and referrals for new clients. Strategic alliances with other companies are also used to sell services. We anticipate that we will continue to pursue these marketing strategies in the future. The type and volume of work performed for specific clients may vary from period to period and a major client from one period may not use our services or the same volume of services in another period. In addition, clients generally may end their engagements with little or no penalty or notice. If a client engagement ends earlier than expected, we must re-deploy professional service personnel as any resulting non-billable time could harm earnings.
Cost of services primarily consists of compensation for consultants who are employees, amortization of share-based compensation for stock options and nonvested stock, amortization of certain intangible assets, as well as fees paid to independent subject matter expert organizations and related expense reimbursements. Employee compensation includes certain non-billable time, training, vacation time, benefits and payroll taxes. Gross profit margins are primarily impacted by the type of consulting and support services provided; the size of service contracts and negotiated discounts; license fees; changes in our pricing policies and those of competitors; utilization rates of consultants and independent subject matter experts; and employee and independent subject matter expert costs, which tend to be higher in a competitive labor market.
Operating expenses include selling, general and administrative, intangible asset amortization, and expenses related to the Special Committee investigation of our past stock option granting practices and related accounting. Sales and marketing expenses are included in selling, general and administrative expense and consist primarily of personnel salaries, bonuses, and related costs for direct client sales efforts and marketing staff. We primarily use a relationship sales model in which vice presidents, principals and senior consultants generate revenues. In addition, sales and marketing expenses include costs associated with marketing collateral, product development, trade shows and advertising. General and administrative expenses consist mainly of costs for accounting, recruiting and staffing, information technology, personnel, insurance, rent, and outside professional services incurred in the normal course of business. Included in selling, general and administrative expenses are share-based compensation charges incurred in connection with equity awards to employees and our board of directors.
CRITICAL ACCOUNTING POLICIES
While the selection and application of any accounting policy may involve some level of subjective judgments and estimates, we believe the following accounting policies are the most critical to our condensed consolidated financial statements, potentially involve the most subjective judgments in their selection and application, and are the most susceptible to uncertainties and changing conditions:
•	Allowance for Doubtful Accounts;

•	Fair Value of Acquired Businesses;

•	Impairment of Goodwill and Long-lived Intangible Assets;

•	Revenue Recognition;

•	Share-based Compensation Expense;

•	Accounting for Income Taxes; and

•	Research and Development and Capitalized Software Costs.
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
We recorded bad debt expense of $151,000 for the thirteen weeks ended March 31, 2007. We recorded no bad debt expense in the thirteen weeks ended April 1, 2006, as no provision was necessary for our allowance for doubtful accounts to maintain a level appropriate with the anticipated default rate of the underlying accounts receivable balances. Our allowance for doubtful accounts totaled $445,000 and $378,000 as of March 31, 2007 and December 30, 2006, respectively. The calculation of these amounts is based on judgment about the anticipated default rate on receivables owed to us as of the end of the reporting period. That judgment is based on uncollected account experience in prior years and our ongoing evaluation of the credit status of our customers and the communications industry in general.
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
Fair Value of Acquired Businesses - TMNG has acquired five professional service organizations over the last six years. A significant component of the value of these acquired businesses has been allocated to intangible assets. Statement of Financial Accounting Standard (“SFAS”) No. 141 “Business Combinations” requires acquired businesses to be recorded at fair value by the acquiring entity. SFAS No. 141 also requires that intangible assets that meet the legal and separable criterion be separately recognized on the financial statements at their fair value, and provides guidance on the types of intangible assets subject to recognition. Determining the fair value for these specifically identified intangible assets involves significant professional judgment, estimates and projections related to the valuation to be applied to intangible assets like customer lists, employment agreements and tradenames. The subjective nature of management’s assumptions adds an increased risk associated with estimates surrounding the projected performance of the acquired entity. Additionally, as the Company amortizes the intangible assets over time, the purchase accounting allocation directly impacts the amortization expense the Company records on its financial statements.
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
In accordance with SFAS No. 144, we use our best estimates based upon reasonable and supportable assumptions and projections, to review for impairment of long-lived assets and certain identifiable intangibles to be held and used whenever events or changes in circumstances indicate that the carrying amount of our assets might not be recoverable.
Revenue Recognition — We recognize revenue from time and materials consulting contracts in the period in which our services are performed. In addition to time and materials contracts, our other types of contracts include time and materials contracts not to exceed contract price, fixed fee contracts, and contingent fee contracts. We recognize revenues on fixed fee contracts and time and materials contracts not to exceed contract price using the percentage of completion method prescribed by AICPA Statement of Position (“SOP”) No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”
As a result of the Cartesian acquisition, we now develop, install and support customer software in addition to its traditional consulting services. We recognize revenue in connection with our software sales agreements utilizing the percentage of completion method prescribed by SOP No. 81-1. These agreements include software right-to-use licenses (“RTU’s”) and related customization and implementation services. Due to the long-term nature of the software implementation and the extensive software customization based on customer specific requirements normally experienced by the Company, both the RTU and implementation services are treated as a single element for revenue recognition purposes.
The SOP No. 81-1 percentage-of-completion methodology involves recognizing revenue using the percentage of services completed, on a current cumulative cost to total cost basis, using a reasonably consistent profit margin over the period. Due to the longer term nature of these projects, developing the estimates of costs often requires significant judgment. Factors that must be considered in estimating the progress of work completed and ultimate cost of the projects include, but are not limited to, the availability of labor and labor productivity, the nature and complexity of the work to be performed, and the impact of delayed performance. If changes occur in delivery, productivity or other factors used in developing the estimates of costs or revenues, we revise our cost and revenue estimates, which may result in increases or decreases in revenues and costs, and such revisions are reflected in income in the period in which the facts that give rise to that revision become known.
In addition to the professional services related to the customization and implementation of its software, the Company also provides post-contract support (“PCS”) services, including technical support and maintenance services. For those contracts that include PCS service arrangements which are not essential to the functionality of the software solution, we separate the SOP No. 81-1 software services and PCS services utilizing the multiple-element arrangement model prescribed by Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 addresses the accounting treatment for an arrangement to provide the delivery or performance of multiple products and/or services where the delivery of a product or system or performance of services may occur at different points in time or over different periods of time. The Company utilizes EITF No. 00-21 to separate the PCS service elements and allocate total contract consideration to the contract elements based on the relative fair value of those elements. Revenues from PCS services are recognized ratably on a straight-line basis over the term of the support and maintenance agreement.
We also may enter into contingent fee contracts, in which revenue is subject to achievement of savings or other agreed upon results, rather than time spent. Due to the nature of contingent fee contracts, we recognize costs as they are incurred on the project and defer revenue recognition until the revenue is realizable and earned as agreed to by our clients. Although these contracts can be very rewarding, the profitability of these contracts is dependent on our ability to deliver results for our clients and control the cost of providing these services. Both of these types of contracts are typically more results-oriented and are subject to greater risk associated with revenue recognition and overall project profitability than traditional time and materials contracts. Revenues and costs associated with contingent fee contracts were not material for the thirteen weeks ended March 31, 2007 or April 1, 2006.
Share-based Compensation Expense - We grant stock options and non-vested stock to our employees and also provide employees the right to purchase our stock pursuant to an employee stock purchase plan. The benefits provided under these plans are share-based payment awards subject to the provisions of SFAS No. 123R, “Share-based Payments.” Under SFAS No. 123R, we are required to make significant estimates related to determining the value of our share-based compensation. Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock which are obtained from public data sources. For stock option grants issued during the thirteen weeks ended March 31, 2007, we used a weighted-average expected stock-price volatility of 71%. The expected term of options granted is based on the simplified method in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 107 as our historical share option exercise experience does not provide a reasonable basis for estimation. As such, we used a weighted-average expected option life assumption of 6 years.
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
In addition, under SFAS No. 123R we are required to net estimated forfeitures against compensation expense. This requires us to estimate the number of awards that will be forfeited prior to vesting. If actual forfeitures in future periods are different than our initial estimate, the compensation expense that we ultimately record under SFAS No. 123R may differ significantly from what was originally estimated. The estimated forfeiture rate for unvested options outstanding as of March 31, 2007 is 14%.
Accounting for Income Taxes - Accounting for income taxes requires significant estimates and judgments on the part of management. Such estimates and judgments include, but are not limited to, the effective tax rate anticipated to apply to tax differences that are expected to reverse in the future, the sufficiency of taxable income in future periods to realize the benefits of net deferred tax assets and net operating losses currently recorded and the likelihood that tax positions taken in tax returns will be sustained on audit.
We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” and Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). As required by SFAS No. 109, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of March 31, 2007, cumulative valuation allowances in the amount of $33.5 million were recorded in connection with the net deferred income tax assets. As required by FIN 48, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the Interpretation. Pursuant to FIN 48, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As of March 31, 2007, we have recorded a liability of approximately $501,000 for unrecognized tax benefits.
We have generated substantial deferred income tax assets related to our domestic operations primarily from the accelerated financial statement write-off of goodwill, the charge to compensation expense taken for stock options and net operating losses. For us to realize the income tax benefit of these assets, we must generate sufficient taxable income in future periods when such deductions are allowed for income tax purposes. In some cases where deferred taxes were the result of compensation expense recognized on stock options, our ability to realize the income tax benefit of these assets is also dependent on our share price increasing to a point where these options have intrinsic value at least equal to the grant date fair value and are exercised. In assessing whether a valuation allowance is needed in connection with our deferred income tax assets, we have evaluated our ability to generate sufficient taxable income in future periods to utilize the benefit of the deferred income tax assets. We continue to evaluate the recoverability of the recorded deferred income tax asset balances. If we continue to report domestic operating losses for financial reporting in future years, no additional tax benefit would be recognized for those losses, since we would be required to increase our valuation allowance to offset such amounts.
International operations have become a significant part of our business. As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. The judgments and estimates used are subject to challenge by domestic and foreign taxing authorities. It is possible that such authorities could challenge those judgments and estimates and draw conclusions that would cause us to incur liabilities in excess of those currently recorded. We use an estimate of our annual effective tax rate at each interim period based upon the facts and circumstances available at that time, while the actual annual effective tax rate is calculated at year-end. Changes in the geographical mix or estimated amount of annual pre-tax income could impact our overall effective tax rate.
Research and Development and Capitalized Software Costs - Software development costs are accounted for in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. We capitalize development costs incurred during the period between the establishment of technological feasibility and the release of the final product to customers if such costs are material. During the thirteen weeks ended March 31, 2007, no software development costs were capitalized and $272,000 of these costs were expensed as incurred. No software development costs were incurred in the thirteen weeks ended April 1, 2006.
The company also incurs research and development costs associated with development of new offerings and services. These product development costs are expensed as incurred. Research and development costs associated with product development were $180,000 in the thirteen weeks ended April 1, 2006. No product development costs were incurred in the thirteen weeks ended March 31, 2007.
RESULTS OF OPERATIONS
THIRTEEN WEEKS ENDED MARCH 31, 2007 COMPARED TO THIRTEEN WEEKS ENDED APRIL 1. 2006
REVENUES
Revenues increased 111.0% to $15.1 million for the thirteen weeks ended March 31, 2007 from $7.2 million for the thirteen weeks ended April 1, 2006. The increase in revenue is due to both organic growth and acquisitions. The first quarter of 2007 includes $6.2 million in revenue related to our acquired Adventis and Cartesian businesses. Organic revenue increased 23.7% in the first quarter of 2007 as compared to the same period of 2006. As discussed in the Executive Financial Overview, with the acquisition of Cartesian we have added a reporting segment, the Software Solutions segment, in addition to our traditional Management Consulting Services segment.
Management Consulting Services Segment - Management Consulting Services segment revenues increased $2.7 million, or 37.3% to $9.8 million, for the first quarter of 2007 as compared to the same period of 2006. This increase is primarily due to expansion globally, including the addition of Adventis, and significant growth in projects sold to cable clients. During the thirteen weeks ended March 31, 2007, this segment provided services on 99 customer projects, compared to 83 projects performed in the thirteen weeks ended April 1, 2006. Average revenue per project was $99,000 in the thirteen weeks ended March 31, 2007 compared to $86,000 in the thirteen weeks ended April 1, 2006. The increase in average revenue per project was primarily attributable to a shift in the mix of business to larger and longer term management consulting projects in the thirteen weeks ended March 31, 2007. Our international revenue base of this segment increased to 22.8% of revenues for the thirteen weeks ended March 31, 2007, from 3.0% for the thirteen weeks ended April 1, 2006, due primarily to large new projects in Western Europe and the addition of Adventis.
Revenues recognized in connection with fixed price and contingent fee engagements totaled $4.2 million and $3.4 million, representing 43.1% and 46.9% of total revenue of the segment, for the thirteen weeks ended March 31, 2007 and April 1, 2006, respectively. This decrease is due to the mix of our business shifting to more time and material projects in the first quarter of 2007 as compared to the same period of 2006.
Software Services Segment - Revenues of $5.3 million were generated for the thirteen weeks ended March 31, 2007. All revenue was generated internationally. During the thirteen weeks ended March 31, 2007, this segment provided services on 53 customer projects. Average revenue per project was approximately $92,000. In addition, revenues from post-contract support services were approximately $428,000.
COSTS OF SERVICES
As a percentage of revenue, our gross margin was 45.0% for the thirteen weeks ended March 31, 2007, compared to 50.4% for the thirteen weeks ended April 1, 2006. The decrease in gross margin in the first quarter of 2007 as compared to the same period of 2006 was attributable to a combination of factors, including a higher mix of larger and long term projects with discounted pricing from the Management Consulting Services segment, revenue from our new Software Solutions segment in the first quarter of 2007, a lower mix of higher margin strategy consulting revenue and amortization of intangible assets acquired with Cartesian. Our Software Solutions segment gross margins were 40.2% in the first quarter of 2007, which include an allocation of intangible asset amortization of $183,000. Offsetting lower fee margins was shared based compensation net credits of $148,000 related to revisions in assumed forfeiture rates in the first quarter of 2007.

OPERATING EXPENSES
In total, operating expenses increased to $8.9 million for the thirteen weeks ended March 31, 2007, from $5.8 million for the thirteen weeks ended April 1, 2006. Operating expenses include selling, general and administrative costs (inclusive of share-based compensation), Special Committee stock option investigation charges, and intangible asset amortization. For the thirteen weeks ended March 31, 2007, operating expenses include Special Committee charges of approximately $1.6 million related the investigation of our past stock option granting practices and related accounting. These costs primarily consisted of professional services for legal, accounting and tax guidance and the cost of the special committee’s outside counsel and forensic accountants.
Selling, general and administrative expense increased to $6.8 million in the thirteen weeks ended March 31, 2007, compared to $5.6 million for the thirteen weeks ended April 1, 2006. As a percentage of revenue, our selling, general and administrative expense was 44.9% for the thirteen weeks ended March 31, 2007, compared to 78.7% for the thirteen weeks ended April 1, 2006. For the thirteen weeks ended March 31, 2007, we had expense reductions in the organic business of 19.5% as compared to the same period in 2006, partially offset by $2.2 million in incremental expense due to the acquired Adventis and Cartesian businesses. Included in the organic business expense reduction are share-based compensation net credits of $0.3 million in the thirteen weeks ended March 31, 2007, compared to expense of $0.6 million in the thirteen weeks ended April 1, 2006 offset increases attributable to our acquisitions. We continue to evaluate cost reductions through the integration of our acquisitions and alignment of costs to revenues for each operating segment.
Intangible asset amortization was $540,000 and $115,000 for the thirteen weeks ended March 31, 2007 and April 1, 2006, respectively. The increase in amortization expense was due to the addition of certain intangible assets as part of the Cartesian acquisition.
OTHER INCOME AND EXPENSES
Interest income was $417,000 and $535,000 for the thirteen weeks ended March 31, 2007 and April 1, 2006, respectively, and represented interest earned on invested balances. Interest income decreased for the thirteen weeks ended March 31, 2007 as compared to the thirteen weeks ended April 1, 2006 due to reductions in invested balances attributable to cash utilized for acquisition and operating losses in fiscal years 2006 and 2007. We primarily invest in money market funds and investment-grade auction rate securities as part of our overall investment policy.
INCOME TAXES
In the thirteen weeks ended March 31, 2007 and April 1, 2006, we recorded an income tax benefit (provision) of $1,000 and $(21,000), respectively, related primarily to state income taxes. For the thirteen weeks ended March 31, 2007 and April 1, 2006, we recorded no income tax benefit related to our domestic pre-tax losses in accordance with the provisions of SFAS No. 109 “Accounting for Income Taxes” which requires an estimation of the recoverability of the recorded income tax asset balances. We continue to evaluate the recoverability of our recorded net deferred income tax asset balances and record valuation allowances against assets generated due to domestic losses. If we continue to report domestic, federal net operating losses for financial reporting, no additional tax benefit would be recognized for those losses, since we would be required to increase our valuation allowance to offset such amounts.
NET LOSS
Net loss increased 2.4% to $1.7 million for the thirteen weeks ended March 31, 2007 from $1.6 million for the thirteen weeks ended April 1, 2006. The increase was primarily attributable to $1.6 million of costs related to the Special Committee investigation of our past stock option practices, largely offset by improvements in operating results and reductions in share based compensation expense of $1.2 million.
LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities was $2.5 million and $1.1 million for the thirteen weeks ended March 31, 2007 and April 1, 2006, respectively and primarily related to increases in net working capital, specifically accounts receivable balances, and net losses partially offset by non-cash expenses.
Net cash used in investing activities was $3.4 million for the thirteen weeks ended March 31, 2007. Net cash provided by investing activities was $5.4 million for the thirteen weeks ended April 1, 2006. For the thirteen weeks ended March 31, 2007 cash used in investing activities includes $5.2 million for the acquisition of Cartesian. Investing activities include net proceeds from sales and reinvestments of auction rate securities of $1.9 million and $5.5 million in the thirteen weeks ended March 31, 2007 and April 1, 2006, respectively. Cash used in investing activities also includes $41,000 and $147,000 for the thirteen weeks ended March 31, 2007 and April 1, 2006, respectively, related to the purchase of office equipment, software and computer equipment.
Net cash used in financing activities was $115,000 for the thirteen weeks ended March 31, 2007, primarily related to payments on long-term obligations. Net cash provided by financing activities was $5,000 for the thirteen weeks ended April 1, 2006, and was the result of proceeds received from the exercise of employee stock options, partially offset by payments made on long-term obligations.

At March 31, 2007, we had approximately $30.5 million in cash, cash equivalents, and short-term investments. We believe we have sufficient cash and short-term investments to meet anticipated cash requirements, including anticipated capital expenditures, consideration for possible acquisitions, and any future operating losses that may be incurred, for at least the next 12 months. Should our cash and short-term investments prove insufficient we might need to obtain new debt or equity financing to support our operations or complete acquisitions. We have established a flexible model that provides a lower fixed cost structure than most consulting firms, enabling us to scale operating cost structures more quickly based on market conditions. Our strong cash position and absence of long-term debt have enabled us to weather adverse conditions in the telecommunications industry and to make investments in intellectual property we believe are enabling us to capitalize on the current recovery and transformation of the industry; however, if the industry and demand for our consulting services do not continue to rebound and we continue to experience negative cash flow, we could experience liquidity challenges at some future point.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not invest excess funds in derivative financial instruments or other market rate sensitive instruments for the purpose of managing our foreign currency exchange rate risk. We invest excess funds in short-term investments, including auction rate securities, the yield of which is exposed to interest rate market risk. Auction rate securities are classified as available-for-sale and reported on the balance sheet at fair value, which approximates market value, as the rate on such securities resets generally every 28 to 35 days. Consequently, interest rate movements do not materially affect the balance sheet valuation of fixed income investments. Changes in the overall level of interest rates do affect our interest income generated from investments.
We do not have material exposure to market related risks. Given the increase in our foreign operations, foreign currency exchange rate risk has become more significant. Our foreign currency exposure is primarily concentrated in the United Kingdom and Continental Europe. We believe the countries in which we transact business and own assets are politically stable. We face currency translation exposures related to translating the results of our worldwide operations into U.S. dollars because of exchange rate fluctuations during the reporting period. We also face transactional currency exposures relating to transactions denominated in currencies other than the functional currency of the unit conducting the transactions. We monitor our foreign currency positions based on our business strategy and foreign exchange markets and adjust foreign currency holdings to maximize economic returns.
ITEM 4. CONTROLS AND PROCEDURES
Special Committee Review into Stock Option Grant Practices and Restatement
On November 13, 2006, the Company announced that following an initial internal review of its stock option practices the Company’s Board of Directors had appointed a Special Committee of outside directors (the “Special Committee”) to conduct a full investigation of the Company’s past stock option granting practices and related accounting (the “Independent Investigation”). As a result of the internal review and the Independent Investigation, management has concluded, and the Audit Committee of the Company’s Board of Directors concurs, that incorrect measurement dates were used for financial accounting purposes for a majority of stock option grants and nonvested stock awards made in prior periods. As previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 30, 2006, the amended forms 10-Q/A for the interim periods ended April 1, 2006 and July 1, 2006, the Form 10-Q for the interim period ended September 20, 2006 and various Forms 8-K, the major contributing factors to the Company’s stock option-related errors included:
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

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting
A review and evaluation was performed by our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. In making this evaluation, the CEO and CFO considered, among other matters, the results of the Independent Investigation. Based on that review and evaluation, the CEO and CFO have concluded that our disclosure controls and procedures at March 3l, 2007 were not effective to provide reasonable assurance that information required to be disclosed in the reports we filed and submitted under the Exchange Act was recorded, processed, summarized and reported as and when required and that it was accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure due to the existence of a material weakness in internal controls over financial reporting. Specifically, the Company did not maintain effective controls over the determination of the accounting measurement dates for its granting of stock options awards and nonvested stock awards. This material weakness led to the restatement of the Company’s previously issued financial statements.
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
Material Weakness in Internal Control Over Financial Reporting
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weakness in our internal control over financial reporting as of March 31, 2007.
We did not maintain adequate controls over our stock option and nonvested stock granting practices and procedures. This lack of controls permitted stock options and nonvested stock awards to be made with incorrect accounting measurement dates. Effective controls, including monitoring and adequate communication, were not maintained to ensure the accuracy of measurement dates, or the valuation and presentation of activity related to our stock option and nonvested stock granting practices and procedures. This control deficiency resulted in material misstatement of our stock-based compensation expense, additional paid-in capital, unearned compensation and related disclosures that was not prevented or detected and in the restatement of our previously filed annual and interim consolidated financial statements. Accordingly, management has determined this control deficiency constituted a material weakness.
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting during the quarter ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Subsequent to March 31, 2007, the Company has adopted the following remedial measures that were recommended by the Special Committee or management to address the issues leading to the incorrect determination of measurement dates:
•	Board Issuance of Share-based Awards. In the future, all share-based awards will be granted only by the full Board of Directors in compliance with terms of the equity compensation plans and insider trading restrictions of the Company and the Securities and Exchange Commission.

•	Human Resources Procedures. In the future, the human resources department may only process grant paperwork and record grants in the equity compensation database upon receiving approval of the grants through minutes of the Board of Directors provided by the Secretary of the Board.

•	Stock Option Accounting Procedures. Each quarter, members of the accounting department must verify the validity and terms of each new grant by comparing the terms of the grant to minutes of the Board of Directors provided by the Secretary of the Board.
The Company also adopted a comprehensive array of process reforms designed to strengthen areas of corporate governance that were identified as deficient during the Independent Investigation. Some of these measures were undertaken independent of the formation of the Special Committee and the initiation of the Independent Investigation.
•	Ensuring Adequacy of Internal Controls and Procedures. TMNG has hired a national consulting firm to assist the Company with the planning for and implementation of a program for compliance with Section 404 of the Sarbanes-Oxley Act and to help ensure that the Company has properly designed and tested internal control structure and procedures for financial reporting.

•	Addition of Accounting Personnel, Combined with Enhanced Training. TMNG has hired additional accounting personnel to assist the Company with its accounting needs. Training for accounting and non-accounting personnel will be enhanced. Management and the Board will assess the need for additional personnel and/or training going forward.

•	Hiring of Legal Staff. TMNG has hired a General Counsel and a paralegal to internally support Securities and Exchange Commission compliance and other matters.

•	Responsibilities of Chief Financial Officer. The Chief Financial Officer’s duties and responsibilities that are not directly related to managing the financial affairs of the Company are being reassigned so that his primary responsibility going forward will be to manage the financial affairs of the Company and he will have very limited assignments and responsibilities outside of this role. The Chief Financial Officer’s performance in implementing new controls and procedures, ensuring compliance with Section 404 of the Sarbanes-Oxley Act, and performing his other responsibilities will be reassessed by the Chief Executive Officer, the Special Committee and the Board of Directors.

•	Reports to Special Committee on Implementation of Recommendations. Management has been directed to provide monthly reports to the Special Committee on the implementation of the corporate governance changes and other changes and actions mandated by the Board of Directors.
The statements contained in Exhibits 31 and 32 to this Form 10-Q should be considered in light of, and read together with, the information set forth in this Item 4.
ITEM 4T. CONTROLS AND PROCEDURES
Not applicable.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We have not been subject to any material new litigation or claims since the time of our 10-K filing, on May 14, 2007. For a summary of litigation in which we are currently involved, refer to our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on May 14, 2007 and Note 9 of the Condensed Consolidated Financial Statements included elsewhere in this report.
ITEM 1A. RISK FACTORS
For a full listing of TMNG’s Risk Factors, please refer to our Annual Report on Form 10-K for the year ended December 30, 2006 as filed with the Securities and Exchange Commission on May 14, 2007. There has been no material change in the Risk Factors previously disclosed in our Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS
(a) Exhibits

Exhibit 10.1	Lease Agreement between Cartesian Limited and Sun Life Assurance Company of Canada (U.K.) Limited

Exhibit 31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.	Certifications furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURE	TITLE	DATE
/s/ RICHARD P. NESPOLA Richard P. Nespola	Chairman, President and Chief Executive Officer (Principal executive officer)	May 30, 2007

SIGNATURE	TITLE	DATE
/s/ DONALD E. KLUMB Donald E. Klumb	Chief Financial Officer and Treasurer (Principal financial officer and Principal accounting officer)	May 30, 2007