Form 10-Q
period 2007-06-30
MANAGEMENT NETWORK GROUP INC
filed 2007-08-14
CIK 1094814

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
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
As of August 9, 2007, TMNG had outstanding 35,815,177 shares of common stock.

THE MANAGEMENT NETWORK GROUP, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THE MANAGEMENT NETWORK GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	June 30,	December 30,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,992	$11,133
Short-term investments	20,325	27,200
Receivables:
Accounts receivable	11,361	5,063
Accounts receivable — unbilled	4,866	3,654

	16,227	8,717
Less: Allowance for doubtful accounts	(530)	(378)

	15,697	8,339
Prepaid and other assets	1,668	2,257

Total current assets	47,682	48,929

Property and equipment, net	1,279	846
Goodwill	13,365	13,365
Licenses and other identifiable intangible assets, net	7,930	1,189
Other assets	922	967

Total Assets	$71,178	$65,296

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$2,391	$1,446
Accrued payroll, bonuses and related expenses	3,765	1,965
Other accrued liabilities	3,016	2,019
Income tax liabilities	1,475	271
Accrued contingent consideration	1,880
Unfavorable and other lease obligations	666	649

Total current liabilities	13,193	6,350

NONCURRENT LIABILITIES:
Deferred income tax liability	2,074
Unfavorable and other lease obligations	1,951	2,189
Other noncurrent liabilities	508

Total noncurrent liabilities	4,533	2,189

Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY:
Common stock:
Voting — $.001 par value, 100,000,000 shares authorized; 36,010,253 and 35,989,081 issued as of June 30, 2007 and December 30, 2006, respectively; 35,810,253 and 35,789,081 shares outstanding as of June 30, 2007 and December 30, 2006, respectively	36	36
Preferred stock — $.001 par value, 10,000,000 shares authorized; no shares issued or outstanding Additional paid-in capital	171,168	171,117
Accumulated deficit	(117,865)	(114,321)
Treasury stock, at cost, 200,000 shares as of June 30, 2007 and December 30, 2006, respectively	(345)	(345)
Accumulated other comprehensive income —
Foreign currency translation adjustment	458	270

Total stockholders’ equity	53,452	56,757

Total Liabilities and Stockholders’ Equity	$71,178	$65,296

See notes to condensed consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Revenues	$15,120	$9,541	$30,233	$16,704
Cost of services [includes net non-cash share-based compensation expense (credits) of $81 and $170 for the thirteen weeks ended June 30, 2007 and July 1, 2006, respectively, and $(67) and $371 for the twenty-six weeks ended June 30, 2007 and July 1, 2006, respectively]	8,475	4,890	16,794	8,442

Gross Profit	6,645	4,651	13,439	8,262
Operating Expenses:
Selling, general and administrative [includes net non-cash share-based compensation expense of $307 and $784 for the thirteen weeks ended June 30, 2007 and July 1, 2006, respectively, and $11 and $1,351 for the twenty-six weeks ended June 30, 2007 and July 1, 2006, respectively]	7,054	7,516	13,834	13,154
Special Committee investigation (1)	789		2,348
Intangible asset amortization	552	236	1,092	351

Total operating expenses	8,395	7,752	17,274	13,505

Loss from operations	(1,750)	(3,101)	(3,835)	(5,243)
Other income (loss):
Interest income	381	546	798	1,081
Other, net		(1)		(1)

Total other income	381	545	798	1,080

Loss before income tax provision	(1,369)	(2,556)	(3,037)	(4,163)
Income tax provision	(285)	(13)	(284)	(34)

Net loss	(1,654)	(2,569)	(3,321)	(4,197)

Other comprehensive item — Foreign currency translation adjustment	146	46	188	50

Comprehensive loss	$(1,508)	$(2,523)	$(3,133)	$(4,147)

Loss per common share
Basic and diluted	$(0.05)	$(0.07)	$(0.09)	$(0.12)

Weighted average shares used in calculation of net loss per common share
Basic and diluted	35,766	35,731	35,741	35,678

(1)	For a summary of the Special Committee investigation, refer to Note 2 of the Consolidated Financial Statements included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on May 14, 2007.
See notes to condensed consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	For the Twenty-six Weeks Ended
	June 30,	July 1,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,321)	$(4,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,681	555
Share-based compensation	(56)	1,722
Deferred income taxes	(451)
Bad debt expense	290	127
Other changes in operating assets and liabilities:
Accounts receivable	(2,016)	(2,440)
Accounts receivable — unbilled	221	(1,706)
Prepaid and other assets	1,256	(255)
Trade accounts payable	660	(196)
Income tax liabilities	680
Accrued liabilities	527	458

Net cash used in operating activities	(529)	(5,932)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments		(5,900)
Proceeds from maturities and sales of short-term investments	6,875	8,850
Acquisition of business, net of cash acquired	(7,238)	(1,339)
Acquisition of property and equipment	(120)	(304)

Net cash (used in) provided by investing activities	(483)	1,307

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments made on long-term obligations	(307)	(296)
Proceeds from exercise of stock options	70	238
Issuance of common stock through employee stock purchase plan	36	74

Net cash (used in) provided by financing activities	(201)	16

Effect of exchange rate on cash and cash equivalents	72	50

Net decrease in cash and cash equivalents	(1,141)	(4,559)
Cash and cash equivalents, beginning of period	11,133	10,951

Cash and cash equivalents, end of period	$9,992	$6,392

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$—	$1

Cash paid during period for income taxes, net of refunds	$(2)	$16

Accrued property and equipment additions	$8	$24

See notes to condensed consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Reporting
The condensed consolidated financial statements and accompanying notes of The Management Network Group, Inc. (“TMNG,” “TMNG Global,” “we,” “us,” “our,” or the “Company”) as of June 30, 2007, and for the thirteen and twenty-six weeks ended June 30, 2007 and July 1, 2006 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the Company’s condensed consolidated financial position, results of operations, and cash flows as of these dates and for the periods presented. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information. Consequently, these statements do not include all the disclosures normally required by US GAAP for annual financial statements nor those normally made in the Company’s annual report on Form 10-K. Accordingly, reference should be made to the Company’s annual consolidated financial statements and notes thereto for the fiscal year ended December 30, 2006, included in the 2006 Annual Report on Form 10-K (“2006 Form 10-K”) for additional disclosures, including a summary of the Company’s accounting policies. The Condensed Consolidated Balance Sheet as of December 30, 2006 has been derived from the audited Consolidated Balance Sheet at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.
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
We also may enter into contingent fee contracts, in which revenue is subject to achievement of savings or other agreed upon results, rather than time spent. Due to the nature of contingent fee contracts, we recognize costs as they are incurred on the project and defer revenue recognition until the revenue is realizable and earned as agreed to by our clients. Although these contracts can be very rewarding, the profitability of these contracts is dependent on our ability to deliver results for our clients and control the cost of providing these services. Both of these types of contracts are typically more results-oriented and are subject to greater risk associated with revenue recognition and overall project profitability than traditional time and materials contracts. Revenues and costs associated with contingent fee contracts were not material for the thirteen and twenty-six weeks ended June 30, 2007 and July 1, 2006.
Research and Development and Capitalized Software Costs - Software development costs are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, the date technological feasibility is reached, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. We capitalize development costs incurred during the period between the establishment of technological feasibility and the release of the final product to customers if such costs are material. During the thirteen and twenty-six weeks ended June 30, 2007, $179,000 and $451,000, respectively, of these costs were expensed as incurred. No software development costs were capitalized during the thirteen and twenty-six weeks ended June 30, 2007. No software development costs were incurred in the thirteen and twenty-six weeks ended July 1, 2006.
The Company also incurs research and development costs associated with development of new offerings and services. These product development costs are expensed as incurred. Research and development costs associated with product development were $101,000 and $281,000 in the thirteen and twenty-six weeks ended July 1, 2006, respectively. No product development costs were incurred in the thirteen and twenty-six weeks ended June 30, 2007.
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
The measurement of the respective assets and liabilities recognized in connection with the acquisition has been made in accordance with the provisions of SFAS No. 141, “Business Combinations.” The fair value of the net assets acquired in the Cartesian acquisition exceeded the total consideration paid by the Company, resulting in negative goodwill of $3.8 million. Because the acquisition involves contingent consideration, the Company is required to recognize additional purchase consideration equal to the lesser of the negative goodwill or the maximum amount of contingent consideration of $9.2 million. The negative goodwill is included in the total purchase price and reflected as a current liability based on the anticipated resolution of the contingent feature. If and when contingent payments are earned, we will apply the payments against these contingent liabilities. Any contingent payments in excess of the initial accrued contingent consideration will be recorded as goodwill. To the extent contingent payments are not made, the Company will reduce the basis of certain acquired assets and any remaining negative goodwill will be charged to the results of operations as an extraordinary gain. During the thirteen and twenty-six weeks ended June 30, 2007, $2.0 million of the earn-out consideration was earned and paid. The payment of the earn-out consideration reduced the liability for accrued contingent consideration. Potential earn-out payments in excess of amounts already paid total $7.2 million at June 30, 2007.
The aggregate purchase price of $10.9 million consisted of the following (in thousands):

Cash	$7,030
Accrued contingent consideration	3,824

Total purchase price	$10,854

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of acquisition. The allocation of the purchase price is based on preliminary estimates and is subject to further refinement. The preliminary allocation of the purchase price assigned to identifiable intangible assets was determined with the assistance of an independent appraisal firm.
At January 2, 2007
(Amounts in Thousands)

Acquired cash	$1,787
Other current assets	6,192
Property, plant and equipment	533
Customer relationships	2,368
Acquired software	2,961
Employment agreements	1,974
Customer backlog	395
Tradename	395

Total assets acquired	16,605

Current liabilities assumed	3,332
Deferred income tax liabilities recognized	2,419

Total liabilities assumed and recognized	5,751

Net assets acquired	$10,854

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

	For the Thirteen	For the Twenty-six
	Weeks Ended	Weeks Ended
	July 1,	July 1,
(in thousands, except per share amounts)	2006	2006
Total revenues	$12,070	$22,927
Net loss	$(2,438)	$(4,442)
Basic and diluted net loss per common share	$(0.07)	$(0.12)
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
The accounting policies for the segments are the same as those described in the summary of significant accounting policies in Note 1 and in the Company’s 2006 Form 10-K. Management evaluates segment performance based upon income (loss) from operations, excluding share-based compensation (benefits), depreciation and intangibles amortization. Inter-segment sales were approximately $0.2 million in the thirteen and twenty-six weeks ended June 30, 2007. The Company had one reporting segment during the thirteen and twenty-six weeks ended July 1, 2006, the Management Consulting Services segment.
Summarized financial information concerning the Company’s reportable segments is shown in the following table (amounts in thousands):

	Management		Not
	Consulting	Software	Allocated to
	Services	Solutions	Segments	Total
For the twenty-six weeks ended June 30, 2007:
Revenues	$19,297	$10,936		$30,233
Income (loss) from operations	6,186	3,042	$(13,063)	(3,835)
Total assets	$9,320	$6,377	$55,481	$71,178

For the thirteen weeks ended June 30, 2007:
Revenues	$9,465	$5,655		$15,120
Income (loss) from operations	3,002	1,615	$(6,367)	(1,750)

For the twenty-six weeks ended July 1, 2006:
Revenues	$16,704			$16,704
Income (loss) from operations	5,832		$(11,075)	(5,243)
Total assets	$11,171		$61,963	$73,134

For the thirteen weeks ended July 1, 2006:
Revenues	$9,541			$9,541
Income (loss) from operations	2,823		$(5,924)	(3,101)
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

In accordance with the provisions of SFAS No 131, revenues earned in the United States and internationally based on the location where the services are performed are shown in the following table (amounts in thousands):

	For the Thirteen Weeks		For the Twenty-six Weeks
	Ended		Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
United States	$7,326	$6,978	$14,921	$13,923
International:
United Kingdom	7,314	1,735	13,839	1,953
Germany	173	467	689	467
Japan		252	220	252
Ireland	133		194
Other	174	109	370	109

Total	$15,120	$9,541	$30,233	$16,704

4. Goodwill and Other Identifiable Intangible Assets
There were no changes in the carrying amounts of goodwill during the thirteen weeks and twenty-six weeks ended June 30, 2007.
Included in the Company’s consolidated balance sheets as of June 30, 2007 (reflecting the acquisition of Cartesian on January 2, 2007) and December 30, 2006, are the following identifiable intangible assets (amounts in thousands):

	June 30, 2007		December 30, 2006
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Acquired software	$3,010	$(376)
Customer relationships	2,407	(301)	$1,908	$(1,879)
Employment agreements	2,006	(334)
Customer backlog	401	(200)
Tradename	401	(100)
S3 license agreement	1,500	(484)	1,500	(340)

	$9,725	$(1,795)	$3,408	$(2,219)

The customer relationships of $1.9 million as of December 30, 2006 were fully amortized during the thirteen weeks ended March 31, 2007.
Intangible amortization expense for the thirteen weeks ended June 30, 2007 and July 1, 2006 was $738,000 and $236,000, respectively, including $186,000 reported in cost of services for the thirteen weeks ended June 30, 2007. Intangible amortization expense for the twenty-six weeks ended June 30, 2007 and July 1, 2006 was $1,461,000 and $351,000, respectively, including $369,000 reported in cost of services for the twenty-six weeks ended June 30, 2007. Future intangible amortization expense is estimated to be approximately as follows (in thousands):

		Estimated
		intangible
	Total estimated	amortization to
	intangible	be included in
Future Period	amortization	cost of services
Remainder of fiscal year 2007	$1,458	$376
Fiscal year 2008	2,514	752
Fiscal years 2009 — 2011	3,958	1,505
5. Share-Based Compensation
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

The Company did not recognize any income tax benefit for share-based compensation arrangements for the twenty-six weeks ended June 30, 2007 and July 1, 2006. In addition, no costs related to share-based compensation expense were capitalized during the twenty-six weeks ended June 30, 2007 and July 1, 2006. During the first quarter of 2007, the Company revised its estimate of options that are expected to be forfeited prior to vesting. As a result of this change in estimate, pre-tax share-based compensation expense was reduced by $968,000.
1998 Equity Incentive Plan
Stock Options
A summary of the option activity under the Company’s 1998 Equity Incentive Plan, as amended and restated (the “1998 Plan”), as of June 30, 2007 and changes during the twenty-six weeks then ended is presented below:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at December 30, 2006	5,465,594	$3.78
Granted	1,681,500	$2.13
Exercised	(56,333)	$1.25
Forfeited/cancelled	(2,238,362)	$3.36

Outstanding at June 30, 2007	4,852,399	$3.43

Options vested and expected to vest at June 30, 2007	4,489,040	$3.55

Options exercisable at June 30, 2007	2,214,934	$4.95

Weighted average fair value of options granted during the period		$1.48
Nonvested Shares
A summary of the status of nonvested shares granted under the 1998 Plan as of June 30, 2007 and changes during the twenty-six weeks then ended is presented below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding at December 30, 2006	221,750	$2.30
Granted	5,000	$2.35
Vested	(46,250)	$2.23
Forfeited/Cancelled	(70,000)	$2.48

Outstanding at June 30, 2007	110,500	$2.23

2000 Supplemental Stock Plan
A summary of the option activity under the Company’s 2000 Supplemental Stock Plan as of June 30, 2007 and changes during the twenty-six weeks then ended is presented below:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at December 30, 2006	1,121,972	$4.02
Granted	423,500	$2.35
Forfeited/cancelled	(436,904)	$3.48

Outstanding at June 30 , 2007	1,108,568	$3.59

Options vested and expected to vest at June 30, 2007	1,041,787	$3.68

Options exercisable at June 30, 2007	456,311	$5.46

Weighted average fair value of options granted during the period		$1.64
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
In accordance with the provisions of SFAS 128, “Earnings per Share,” the Company uses the treasury stock method for calculating the dilutive effect of employee stock options and nonvested shares. These instruments will have a dilutive effect under the treasury stock method only when the respective period’s average market value of the underlying Company common stock exceeds the actual proceeds. In applying the treasury stock method, assumed proceeds include the amount, if any, the employee must pay upon exercise, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the options and the vesting of nonvested shares. The Company has not included the effect of stock options in the calculation of diluted loss per share for the thirteen and twenty-six weeks ended June 30, 2007 and July 1, 2006 as the Company reported a net loss for these periods and the effect would have been anti-dilutive.
7. Income Taxes
In the thirteen and twenty-six weeks ended June 30, 2007 and July 1, 2006, the Company recorded income tax provisions of $285,000, $284,000, $13,000 and $34,000, respectively. The tax provisions in the thirteen and twenty-six weeks ended June 30, 2007 are primarily related to international income taxes due to the profitability of our United Kingdom operations. The tax provisions in the thirteen and twenty-six weeks ended July 1, 2006 are primarily related to state income taxes. During both periods, the Company recorded full valuation allowances against income tax benefits related to domestic operations in accordance with the provisions of SFAS No. 109 “Accounting for Income Taxes,” which requires an estimation of the recoverability of the recorded income tax asset balances. As of June 30, 2007, the Company has recorded $33.8 million of valuation allowances attributable to its net deferred tax assets.
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
FIN 48 requires that the cumulative effect of the change in accounting principle be recorded as an adjustment to opening accumulated deficit. As a result of the implementation of FIN 48, the Company recognized a cumulative effect adjustment of $223,000 as an increase to beginning accumulated deficit. In addition, the Company identified approximately $271,000 in liabilities for unrecognized tax benefits which were previously reserved. The liability for uncertain tax positions was $508,000 as of June 30, 2007 and is included in “Other noncurrent liabilities” on the condensed consolidated balance sheet. The adoption of FIN 48 did not have a material effect on the results of operations, financial condition or cash flows during the twenty-six weeks ended June 30, 2007. However, FIN 48 may add volatility to our effective tax rate and therefore our expected income tax expense in future periods.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties as a component of the income tax provision. As of June 30, 2007 and December 31, 2006, the total amount of accrued income tax-related interest and penalties included in the Condensed Consolidated Balance Sheet was $153,000 and $139,000, respectively. As of June 30, 2007, the Company believes there are no positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002. As of June 30, 2007, there are no current examinations on-going by tax authorities.
8. Loans to Officers
As of June 30, 2007, there is one outstanding line of credit between the Company and its Chief Executive Officer, Richard P. Nespola, which originated in fiscal year 2001. Aggregate borrowings outstanding against the line of credit at June 30, 2007 and December 30, 2006 totaled $300,000 and are due in 2011. These amounts are included in other assets in the non-current assets section of the balance sheet. In accordance with the loan provisions, the interest rate charged on the loans is equal to the Applicable Federal Rate (AFR), as announced by the Internal Revenue Service, for short-term obligations (with annual compounding) in effect for the month in which the advance is made, until fully paid. Pursuant to the Sarbanes-Oxley Act, no further loan agreements or draws against the line may be made by the Company to, or arranged by the Company for its executive officers. Interest payments on this loan are current as of June 30, 2007.
9. Contingencies
In June 1998, the bankruptcy trustee of a former client, Communications Network Corporation, sued TMNG for a total of $320,000 in the U.S. Bankruptcy Court in New York seeking recovery of $160,000 alleging an improper payment of consulting fees paid by the former client during the period from July 1, 1996, when an involuntary bankruptcy proceeding was initiated against the former client, through August 6, 1996, when the former client agreed to an order for relief in the bankruptcy proceeding, and $160,000 in consulting fees paid by the former client after August 6, 1996. The bankruptcy trustee also sued TMNG for at least $1.85 million for breach of contract, breach of fiduciary duties and negligence. In March 2006, the Company reached a settlement agreement with the bankruptcy trustee whereby the Company agreed to pay the trustee $255,000 in exchange for being released from all potential liability under the suits discussed above. This settlement, paid in April 2006, was fully reserved for as of December 31, 2005.
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
10. Subsequent Event
On July 30, 2007, the Company entered into a Membership Interest Purchase Agreement with the members of RVA Consulting, LLC (“RVA”), a New Jersey limited liability company, pursuant to which it purchased all of the outstanding membership interests in RVA. RVA is a domestic consulting firm specializing in the telecommunications industry. The acquired operations of RVA consist of approximately 80 employees located primarily in New Jersey. The transaction was valued at a purchase price of approximately $7.0 million in cash, plus potential earn-out consideration based upon performance of RVA after the closing date, and other performance, of up to approximately $2.8 million in cash and approximately $2.6 million in equity (approximately 1.1 million shares). The acquisition closed on August 3, 2007.

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
EXECUTIVE FINANCIAL OVERVIEW
TMNG is a leading provider of professional services to the converging communications, media and entertainment industries and the capital formation firms that support them. We offer a fully integrated suite of consulting offerings including strategy, management, marketing, operational, and technology consulting services. With the acquisition of Cartesian Ltd. (“Cartesian”) in early 2007, we further extended our offerings to include software applications. We have consulting experience with almost all major aspects of managing a global communications company. Our portfolio of solutions includes proprietary methodologies and toolsets, deep industry experience, and hands-on operational expertise. These solutions assist clients in tackling complex business problems.
The convergence of communications with media and entertainment and the consolidation of large telecommunications carriers has required us to focus our strategy on building a global presence and building our position within the large carriers and media and entertainment companies. We have demonstrated recent success on building a global presence through both organic growth and acquisitions. Our international revenues in the thirteen weeks ended June 30, 2007 exceeded our domestic revenues as a result of strategic acquisitions. The recent announcement of our acquisition of RVA Consulting LLC (“RVA”), supports our carrier positioning strategy. RVA provides telecom systems integration and transformational consulting for leading, Tier-one U.S. carriers. RVA has historically been very successful in building relationships with key carriers as the industry has consolidated in recent years. RVA will also complement the technical capabilities that Cartesian has brought to TMNG.
Our revenues of $15.1 million and $30.2 million for the thirteen and twenty-six weeks ended June 30, 2007, respectively, increased 58.5% and 81.0%, respectively, compared with the same periods in 2006. The results for the thirteen and twenty-six weeks ended June 30, 2007 include the acquisitions of Adventis Ltd. (“Adventis”) on April 3, 2006, and Cartesian Ltd. (“Cartesian”) on January 2, 2007 from the respective dates of acquisition. The details of these acquisitions are outlined in Item 1, Note 2, “Business Combinations,” to the condensed consolidated financial statements. These acquisitions combined with our investment in targeting the cable industry have re-positioned the Company to better serve consolidating telecommunications carriers and the converging global media and entertainment companies. With the acquisition of Cartesian, we have added a reporting segment, the Software Solutions segment, to our Management Consulting Services segment. The Software Solutions segment includes revenues from Cartesian’s widely deployed modular software suite, called Ascertain TM , which features advanced revenue assurance and data integrity tools that support fixed, wireless, ISP, data and content environments. Our acquisitions, organic growth and recruitment efforts are helping us build what we believe is a more sustainable revenue model and expanding our global presence. In the first two quarters of fiscal 2007, our international operations have grown to approximately 50.6% of our revenue compared to 16.6% for the comparable period of 2006. We continue to focus our efforts on identifying, adapting to and capitalizing on the changing dynamics prevalent in the converging communications industry, as well as providing our wireless and IP services within the communications sector.
Gross margins were 44.5% in the twenty-six weeks ended June 30, 2007 compared with 49.5% in the same period of 2006. The decrease in gross margins reflects a combination of factors, including a higher mix of larger and longer-term projects with discounted pricing from Management Consulting Services, combined with new revenue from our Software Solutions segment in the first two quarters of 2007, a lower level of higher margin strategy consulting revenue as compared to the first two quarters of 2006 and amortization of intangible assets acquired with Cartesian, partially offset by lower share-based compensation expense. Our Software Solutions segment gross margins are expected to be comparable to our Management Consulting segment gross margins over time.
Management has focused on aligning operating costs with operating segment revenues. As a percentage of revenues we have reduced selling, general and administrative costs to approximately 46.7% in the thirteen weeks ended June 30, 2007 from 78.8% in the same period of 2006. Selling general and administrative expense in the first two quarters of 2007 include approximately $3.4 million of incremental expense associated with the operations of Adventis and Cartesian. We continue to leverage integration of our recent acquisitions and evaluate selling, general and administrative cost reduction opportunities to drive earnings. There were significant non-recurring operating expenses related the Special Committee investigation of our past stock option granting practices and related accounting amounting to approximately $2.3 million in the twenty-six weeks ended June 30, 2007.
From a cash flow perspective, we utilized $0.5 million of cash during the twenty-six weeks ended June 30, 2007 for operating activities. This use of cash primarily consisted of cash used to fund the stock option review, partially offset by changes in our operating assets and liabilities. We used $7.2 million in net cash to fund the acquisition of Cartesian, partially offset by $6.9 million in proceeds from sales of short-term investments.
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
Our Management Consulting Services are typically contracted on a time and materials basis, a time and materials basis not to exceed contract price, a fixed fee basis, or contingent fee basis. Revenues from time and materials contracts are recognized in the period in which our services are performed. Revenues on contracts with a not to exceed contract price or a fixed cost contract are recorded under the percentage of completion method utilizing estimates of project completion. Contract revenues on contingent fee contracts are deferred until the revenue is realizable and earned. The Management Consulting Services segment did not have any contingent fee contracts during the thirteen and twenty-six weeks ended June 30, 2007 or July 1, 2006.
Our Software Solutions typically involve custom developed software for clients, leveraging the supply of licensed modules from our Ascertain TM software suite. Management consulting and technical services are an integrated component of software solutions, ranging from developing initial business and systems requirements, to software development, software configuration and implementation, and post contract customer support. Revenues for Software Solutions contracts are typically structured as fixed fee contracts or with a not to exceed contract price and are recorded under the percentage of completion method, utilizing estimates of project completion. On a limited basis, software contracts are structured with a contingent fee component. Revenues and costs associated with contingent fee contracts were not material during the thirteen and twenty-six weeks ended June 30, 2007.
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
Operating expenses include selling, general and administrative expenses and intangible asset amortization. In addition, during the thirteen and twenty-six weeks ended June 30, 2007 operating expenses included expenses related to the Special Committee investigation of our past stock option granting practices and related accounting. Sales and marketing expenses are included in selling, general and administrative expense and consist primarily of personnel salaries, bonuses, and related costs for direct client sales efforts and marketing staff. We primarily use a relationship sales model in which vice presidents, principals and senior consultants generate revenues. In addition, sales and marketing expenses include costs associated with marketing collateral, product development, trade shows and advertising. General and administrative expenses consist mainly of costs for accounting, recruiting and staffing, information technology, personnel, insurance, rent, and outside professional services incurred in the normal course of business. Included in selling, general and administrative expenses are share-based compensation charges incurred in connection with equity awards to employees and our board of directors.

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
We recorded bad debt expense of $139,000 and $290,000 for the thirteen and twenty-six weeks ended June 30, 2007, respectively, and $126,000 and $127,000, respectively, for the thirteen and twenty-six weeks ended July 1, 2006. Our allowance for doubtful accounts totaled $530,000 and $378,000 as of June 30, 2007 and December 30, 2006, respectively. The calculation of these amounts is based on judgment about the anticipated default rate on receivables owed to us as of the end of the reporting period. That judgment is based on uncollected account experience in prior years and our ongoing evaluation of the credit status of our customers and the communications industry in general.
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

As a result of the Cartesian acquisition, we now develop, install and support customer software in addition to our traditional consulting services. We recognize revenue in connection with our software sales agreements utilizing the percentage of completion method prescribed by SOP No. 81-1. These agreements include software right-to-use licenses (“RTU’s”) and related customization and implementation services. Due to the long-term nature of the software implementation and the extensive software customization based on customer specific requirements normally experienced by the Company, both the RTU and implementation services are treated as a single element for revenue recognition purposes.
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
We also may enter into contingent fee contracts, in which revenue is subject to achievement of savings or other agreed upon results, rather than time spent. Due to the nature of contingent fee contracts, we recognize costs as they are incurred on the project and defer revenue recognition until the revenue is realizable and earned as agreed to by our clients. Although these contracts can be very rewarding, the profitability of these contracts is dependent on our ability to deliver results for our clients and control the cost of providing these services. Both of these types of contracts are typically more results-oriented and are subject to greater risk associated with revenue recognition and overall project profitability than traditional time and materials contracts. Revenues and costs associated with contingent fee contracts were not material for the thirteen and twenty-six weeks ended June 30, 2007 or July 1, 2006.
Share-based Compensation Expense - We grant stock options and non-vested stock to our employees and also provide employees the right to purchase our stock at a discount pursuant to an employee stock purchase plan. The benefits provided under these plans are share-based payment awards subject to the provisions of SFAS No. 123R, “Share-based Payments.” Under SFAS No. 123R, we are required to make significant estimates related to determining the value of our share-based compensation. Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock which are obtained from public data sources. For stock option grants issued during the thirteen and twenty-six weeks ended June 30, 2007, we used a weighted-average expected stock-price volatility of 63% and 65%, respectively. The expected term of options granted is based on the simplified method in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 107 as our historical share option exercise experience does not provide a reasonable basis for estimation. As such, we used a weighted-average expected option life assumption of 6 years.
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
In addition, under SFAS No. 123R we are required to net estimated forfeitures against compensation expense. This requires us to estimate the number of awards that will be forfeited prior to vesting. If actual forfeitures in future periods are different than our initial estimate, the compensation expense that we ultimately record under SFAS No. 123R may differ significantly from what was originally estimated. The estimated forfeiture rate for unvested options outstanding as of June 30, 2007 is 21%.
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

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” and Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). As required by SFAS No. 109, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of June 30, 2007, cumulative valuation allowances in the amount of $33.8 million were recorded in connection with the net deferred income tax assets. As required by FIN 48, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the Interpretation. Pursuant to FIN 48, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As of June 30, 2007, we have recorded a liability of approximately $508,000 for unrecognized tax benefits.
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
Research and Development and Capitalized Software Costs - Software development costs are accounted for in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. We capitalize development costs incurred during the period between the establishment of technological feasibility and the release of the final product to customers if such costs are material. During the thirteen and twenty-six weeks ended June 30, 2007, no software development costs were capitalized and $179,000 and $451,000 respectively, of these costs were expensed as incurred. No software development costs were incurred in the thirteen and twenty-six weeks ended July 1, 2006.
The Company also incurs research and development costs associated with development of new offerings and services. These product development costs are expensed as incurred. Research and development costs associated with product development were $101,000 and $281,000 in the thirteen and twenty-six weeks ended July 1, 2006. No product development costs were incurred in the thirteen and twenty-six weeks ended June 30, 2007.
RESULTS OF OPERATIONS
THIRTEEN WEEKS ENDED JUNE 30, 2007 COMPARED TO THIRTEEN WEEKS ENDED JULY 1, 2006
REVENUES
Revenues increased 58.5% to $15.1 million for the thirteen weeks ended June 30, 2007 from $9.5 million for the thirteen weeks ended July 1, 2006. The increase in revenue is due to the acquisition of Cartesian in January 2007, which contributed $5.7 million in revenue during the second quarter of 2007. Organic revenue was flat in the second quarter of 2007 as compared to the same period of 2006. As discussed in the Executive Financial Overview, with the acquisition of Cartesian we have added a reporting segment, the Software Solutions segment, in addition to our traditional Management Consulting Services segment.
Management Consulting Services Segment - Management Consulting Services segment revenues of $9.5 million for the second quarter of 2007 were flat as compared to the same period of 2006. Revenues on customer projects to the cable sector increased significantly, offset by reductions in outsourcing engagements and customer projects to the carrier sector. During the thirteen weeks ended June 30, 2007, this segment provided services on 107 customer projects, compared to 105 projects performed in the thirteen weeks ended July 1, 2006. Average revenue per project was $89,000 in the thirteen weeks ended June 30, 2007 compared to $91,000 in the thirteen weeks ended July 1, 2006. Our international revenue base of this segment decreased slightly to 22.6% of revenues for the thirteen weeks ended June 30, 2007, from 26.9% for the thirteen weeks ended July 1, 2006, due primarily to a decrease in strategy engagements internationally during the period and an overall increase in the mix of project activity domestically.
Revenues recognized in connection with fixed price and contingent fee engagements totaled $3.5 million and $4.0 million, representing 37.0% and 42.3% of total revenue of the segment, for the thirteen weeks ended June 30, 2007 and July 1, 2006, respectively. This decrease is due to the mix of our business shifting to more time and material projects in the second quarter of 2007 as compared to the same period of 2006.
Software Services Segment - The Software Services Segment began operations in the first quarter of 2007. Revenues of $5.7 million were generated for the thirteen weeks ended June 30, 2007. All revenue was generated internationally. During the thirteen weeks ended June 30, 2007, this segment provided services on 60 customer projects. Average revenue per project was approximately $86,000. In addition, revenues from post-contract support services were approximately $465,000.
COSTS OF SERVICES
As a percentage of revenue, our gross margin was 43.9% for the thirteen weeks ended June 30, 2007, compared to 48.7% for the thirteen weeks ended July 1, 2006. The decrease in gross margin in the second quarter of 2007 as compared to the same period of 2006 was attributable to a combination of factors, including a higher mix of larger and long term projects with discounted pricing from the Management Consulting Services segment, revenue from our new Software Solutions segment in the second quarter of 2007, a lower mix of higher margin strategy consulting revenue and amortization of intangible assets acquired with Cartesian. Our Software Solutions segment gross margins were 45.7% in the second quarter of 2007, which includes an allocation of intangible asset amortization of $186,000.
OPERATING EXPENSES
In total, operating expenses increased to $8.4 million for the thirteen weeks ended June 30, 2007, from $7.8 million for the thirteen weeks ended July 1, 2006. Operating expenses for the period included selling, general and administrative costs (inclusive of share-based compensation), Special Committee stock option investigation charges, and intangible asset amortization. For the thirteen weeks ended June 30, 2007, operating expenses included Special Committee charges of approximately $0.8 million related the investigation of our past stock option granting practices and related accounting. These costs primarily consisted of professional services for legal, accounting and tax guidance and the cost of the special committee’s outside counsel and forensic accountants.
Selling, general and administrative expense decreased to $7.1 million in the thirteen weeks ended June 30, 2007, compared to $7.5 million for the thirteen weeks ended July 1, 2006. As a percentage of revenue, our selling, general and administrative expense was 46.7% for the thirteen weeks ended June 30, 2007, compared to 78.8% for the thirteen weeks ended July 1, 2006. For the thirteen weeks ended June 30, 2007, we had expense reductions in the organic business of $1.6 million or 21.8%, as compared to the same period in 2006, partially offset by $1.2 million in incremental expense due to the acquired Cartesian business. Included in the organic business expense reduction is share-based compensation expense of $0.3 million in the thirteen weeks ended June 30, 2007, compared to expense of $0.8 million in the thirteen weeks ended July 1, 2006. We continue to evaluate cost reductions through the integration of our acquisitions and alignment of costs to revenues for each operating segment.
Intangible asset amortization was $552,000 and $236,000 for the thirteen weeks ended June 30, 2007 and July 1, 2006, respectively. The increase in amortization expense was due to the addition of certain intangible assets as part of the Cartesian acquisition.
OTHER INCOME AND EXPENSES
Interest income was $381,000 and $546,000 for the thirteen weeks ended June 30, 2007 and July 1, 2006, respectively, and represented interest earned on invested balances. Interest income decreased for the thirteen weeks ended June 30, 2007 as compared to the thirteen weeks ended July 1, 2006 due to reductions in invested balances attributable to cash utilized for acquisitions and operating losses in fiscal years 2006 and 2007. We primarily invest in money market funds and investment-grade auction rate securities as part of our overall investment policy.
INCOME TAXES
In the thirteen weeks ended June 30, 2007 and July 1, 2006, we recorded an income tax provision of $285,000 and $13,000, respectively. The income tax provision in the second quarter of 2007 is primarily due to the profitability of our United Kingdom operations. The income tax provision in the second quarter of 2006 is primarily due to state income taxes. For the thirteen weeks ended June 30, 2007 and July 1, 2006, we recorded no income tax benefit related to our domestic pre-tax losses in accordance with the provisions of SFAS No. 109 “Accounting for Income Taxes” which requires an estimation of the recoverability of the recorded income tax asset balances. We continue to evaluate the recoverability of our recorded net deferred income tax asset balances and record valuation allowances against assets generated due to domestic losses. If we continue to report domestic, federal net operating losses for financial reporting, no additional tax benefit would be recognized for those losses, since we would be required to increase our valuation allowance to offset such amounts.

NET LOSS
Net loss decreased 35.6% to $1.7 million for the thirteen weeks ended June 30, 2007 from $2.6 million for the thirteen weeks ended July 1, 2006. The decrease was primarily attributable to improvements in operating results and reductions in share-based compensation expense of $0.6 million, partially offset by $0.8 million of costs related to the Special Committee investigation of our past stock option practices.
TWENTY-SIX WEEKS ENDED JUNE 30, 2007 COMPARED TO TWENTY-SIX WEEKS ENDED JULY 1, 2006
REVENUES
Revenues increased 81.0% to $30.2 million for the twenty-six weeks ended June 30, 2007 from $16.7 million for the twenty-six weeks ended July 1, 2006. The increase in revenue is due primarily to acquisitions. The twenty-six weeks ended June 30, 2007 includes $11.9 million in incremental revenue related to our acquired Adventis and Cartesian businesses. Organic revenue increased 9.7% in the twenty-six weeks ended June 30, 2007 as compared to the same period of 2006. As discussed in the Executive Financial Overview, with the acquisition of Cartesian we have added a reporting segment, the Software Solutions segment, in addition to our traditional Management Consulting Services segment.
Management Consulting Services Segment - Management Consulting Services segment revenues increased $2.6 million, or 15.5% to $19.3 million, for the twenty-six weeks ended June 30, 2007 as compared to the same period of 2006. This increase is primarily due to expansion globally, including the addition of Adventis, and significant growth in projects sold to cable clients. During the twenty-six weeks ended June 30, 2007, this segment provided services on 164 customer projects, compared to 143 projects performed in the twenty-six weeks ended July 1, 2006. Average revenue per project was $118,000 in the twenty-six weeks ended June 30, 2007 compared to $117,000 in the twenty-six weeks ended July 1, 2006. Our international revenue base of this segment increased to 22.7% of revenues for the twenty-six weeks ended June 30, 2007, from 16.6% for the twenty-six weeks ended July 1, 2006, due primarily to large new projects in Western Europe and the addition of Adventis.
Revenues recognized in connection with fixed price and contingent fee engagements totaled $7.8 million and $7.4 million, representing 40.3% and 44.3% of total revenue of the segment, for the twenty-six weeks ended June 30, 2007 and July 1, 2006, respectively. This percentage decrease is due to the mix of our business shifting to more time and material projects in the second quarter of 2007 as compared to the same period of 2006.
Software Services Segment - The Software Services Segment began operations in the first quarter of 2007. Revenues of $10.9 million were generated for the twenty-six weeks ended June 30, 2007. All revenue was generated internationally. During the twenty-six weeks ended June 30, 2007, this segment provided services on 80 customer projects. Average revenue per project was approximately $125,000. In addition, revenues from post-contract support services were approximately $893,000.
COSTS OF SERVICES
As a percentage of revenue, our gross margin was 44.5% for the twenty-six weeks ended June 30, 2007, compared to 49.5% for the twenty-six weeks ended July 1, 2006. The decrease in gross margin in the twenty-six weeks ended June 30, 2007 as compared to the same period of 2006 was attributable to a combination of factors, including a higher mix of larger and long term projects with discounted pricing from the Management Consulting Services segment, revenue from our new Software Solutions segment in the second quarter of 2007, a lower mix of higher margin strategy consulting revenue and amortization of intangible assets acquired with Cartesian. Our Software Solutions segment gross margins were 43.1% in the twenty-six weeks ended June 30, 2007, which include an allocation of intangible asset amortization of $369,000. Offsetting lower fee margins were share-based compensation net credits of $148,000 related to revisions in assumed forfeiture rates in the first quarter of 2007.
OPERATING EXPENSES
In total, operating expenses increased to $17.3 million for the twenty-six weeks ended June 30, 2007, from $13.5 million for the twenty-six weeks ended July 1, 2006. Operating expenses included selling, general and administrative costs (inclusive of share-based compensation), Special Committee stock option investigation charges, and intangible asset amortization. For the twenty-six weeks ended June 30, 2007, operating expenses included Special Committee charges of approximately $2.3 million related the investigation of our past stock option granting practices and related accounting. These costs primarily consisted of professional services for legal, accounting and tax guidance and the cost of the special committee’s outside counsel and forensic accountants.
Selling, general and administrative expense increased to $13.8 million in the twenty-six weeks ended June 30, 2007, compared to $13.2 million for the twenty-six weeks ended July 1, 2006. As a percentage of revenue, our selling, general and administrative expense was 45.8% for the twenty-six weeks ended June 30, 2007, compared to 78.7% for the twenty-six weeks ended July 1, 2006. For the twenty-six weeks ended June 30, 2007, we had expense reductions in the organic business of $2.6 million or 20.8%, as compared to the same period in 2006, offset by $3.4 million in incremental expense due to the acquired Adventis and Cartesian businesses. Organic business expense reduction included a $1.3 million reduction in share-based compensation in the twenty-six weeks ended June 30, 2007 compared to the same period in 2006. We continue to evaluate cost reductions through the integration of our acquisitions and alignment of costs to revenues for each operating segment.
Intangible asset amortization was $1,092,000 and $351,000 for the twenty-six weeks ended June 30, 2007 and July 1, 2006, respectively. The increase in amortization expense was due to the addition of certain intangible assets as part of the Cartesian acquisition.
OTHER INCOME AND EXPENSES
Interest income was $798,000 and $1,081,000 for the twenty-six weeks ended June 30, 2007 and July 1, 2006, respectively, and represented interest earned on invested balances. Interest income decreased for the twenty-six weeks ended June 30, 2007 as compared to the twenty-six weeks ended July 1, 2006 due to reductions in invested balances attributable to cash utilized for acquisitions and operating losses in fiscal years 2006 and 2007. We primarily invest in money market funds and investment-grade auction rate securities as part of our overall investment policy.
INCOME TAXES
In the twenty-six weeks ended June 30, 2007 and July 1, 2006, we recorded an income tax provision of $284,000 and $34,000, respectively, related primarily to international income taxes due to the profitability of our United Kingdom operations. For the twenty-six weeks ended June 30, 2007 and July 1, 2006, we recorded no income tax benefit related to our domestic pre-tax losses in accordance with the provisions of SFAS No. 109 “Accounting for Income Taxes” which requires an estimation of the recoverability of the recorded income tax asset balances. We continue to evaluate the recoverability of our recorded net deferred income tax asset balances and record valuation allowances against assets generated due to domestic losses. If we continue to report domestic, federal net operating losses for financial reporting, no additional tax benefit would be recognized for those losses, since we would be required to increase our valuation allowance to offset such amounts.
NET LOSS
Net loss decreased 20.9% to $3.3 million for the twenty-six weeks ended June 30, 2007 from $4.2 million for the twenty-six weeks ended July 1, 2006. The decrease was primarily attributable to improvements in operating results and reductions in share-based compensation expense of $1.8 million, partially offset by $2.3 million of costs related to the Special Committee investigation of our past stock option practices and an increase in amortization expense due to the addition of certain intangible assets as part of the Cartesian acquisition.
LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities was $0.5 million and $5.9 million for the twenty-six weeks ended June 30, 2007 and July 1, 2006, respectively. The improvement in cash used in operating activities related to improvements in operating results and decreases in net working capital, primarily accounts receivable balances, partially offset by a decrease in non-cash expenses.
Net cash used in investing activities was $0.5 million for the twenty-six weeks ended June 30, 2007. Net cash provided by investing activities was $1.3 million for the twenty-six weeks ended July 1, 2006. Cash used in investing activities during the twenty-six weeks ended June 30, 2007 includes $7.2 million for the acquisition of Cartesian. In the twenty-six weeks ended July 1, 2006 cash provided by investing includes $1.3 million for the acquisition of Adventis. Investing activities include net proceeds from sales and reinvestments of short-term investments of $6.9 million and $3.0 million in the twenty-six weeks ended June 30, 2007 and July 1, 2006, respectively. Cash used in investing activities also includes $120,000 and $304,000 for the twenty-six weeks ended June 30, 2007 and July 1, 2006, respectively, related to the purchase of office equipment, software and computer equipment.
Net cash used in financing activities was $201,000 for the twenty-six weeks ended June 30, 2007, primarily related to payments on long-term obligations, partially offset by proceeds received from the exercise of employee stock options and issuance of shares pursuant to the employee stock purchase plan. Net cash provided by financing activities was $16,000 for the twenty-six weeks ended July 1, 2006, and was the result of proceeds received from the exercise of employee stock options and issuance of shares pursuant to the employee stock purchase plan, partially offset by payments made on long-term obligations.
At June 30, 2007, we had approximately $30.3 million in cash, cash equivalents, and short-term investments. We believe we have sufficient cash and short-term investments to meet anticipated cash requirements, including anticipated capital expenditures, consideration for possible acquisitions, and any future operating losses that may be incurred, for at least the next 12 months. Should our cash and short-term investments prove insufficient we might need to obtain new debt or equity financing to support our operations or complete acquisitions. We have established a flexible model that provides a lower fixed cost structure than most consulting firms, enabling us to scale operating cost structures more quickly based on market conditions. Our strong cash position and absence of long-term debt have enabled us to weather adverse conditions in the telecommunications industry and to make investments in intellectual property we believe are enabling us to capitalize on the current recovery and transformation of the industry; however, if the industry and demand for our consulting services do not continue to rebound or our investments in Cartesian and RVA do not perform as expected and we continue to experience negative cash flow, we could experience liquidity challenges at some future point.

FINANCIAL COMMITMENTS
During fiscal year 2007, we have assumed the following contractual obligations as part of the acquisitions of Cartesian and RVA.

	Payments Due by Period (in thousands)
	Remainder			More than
	of Current	1 – 3	3 – 5	Five
	Year	Years	Years	Years	Total
Operating leases	$454	$1,816	$1,816	$1,286	$5,372
Service agreement obligations	1,000	1,200			2,200

	$1,454	$3,016	$1,816	$1,286	$7,572

We have also assumed non-cancelable subleases under which we are entitled to receive rental payments in the amount of $0.4 million from subtenants. These future sublease rent receipts are not included in the table above.
In addition to consideration paid for Cartesian and RVA, we have potential obligations of approximately $7.2 million and $2.8 million, respectively, related to future earn-out consideration based upon the performance of Cartesian and RVA after the closing dates.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting
The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
A review and evaluation was performed by our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon this evaluation, the Company’s CEO and CFO have concluded that the Company has remediated the material weakness in internal control over financial reporting relating to the Company’s stock option granting practices and related accounting and the associated deficiency in disclosure controls and procedures described in Part I, Item 4 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2007, and that the Company’s disclosure controls and procedures were effective as of June 30, 2007.
As previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 30, 2006, the amended forms 10-Q/A for the interim periods ended April 1, 2006 and July 1, 2006, the Form 10-Q for the interim period ended September 20, 2006 and various Forms 8-K, the Company’s Board of Directors appointed a Special Committee of outside directors (the “Special Committee”) to conduct an investigation of the Company’s past stock option granting practices and related accounting (the “Independent Investigation”). As a result of an internal review and the Independent Investigation, management concluded, and the Audit Committee of the Company’s Board of Directors concurred, that incorrect measurement dates were used for financial accounting purposes for a majority of stock option grants and nonvested stock awards made in prior periods. As a result, the Company restated its historical financial statements in the above-referenced reports to record additional non-cash compensation expense. Furthermore, management concluded that the Company had a material weakness in internal control over financial reporting relating to its stock option granting practices and related accounting and that, for this reason, its internal control over financial reporting and its disclosure controls and procedures were not effective.
Changes in Internal Control over Financial Reporting
During the second quarter of 2007, the Company took action to remediate the material weakness in its internal control over financial reporting relating to stock option granting practices and related accounting. The following policies and procedures related to share-based award granting practices were approved on June 13, 2007 by our Board:
•	All share-based awards are to be granted only by the Compensation Committee of the Board of Directors in compliance with terms of the equity compensation plans of the Company and the rules of the Securities and Exchange Commission.

•	The minutes of the Compensation Committee meeting at which a grant is made shall include the names of the grantees, the number of options or shares awarded to each grantee, the reason for the grant, and the vesting terms.

•	Share-based awards may not be granted during a “blackout period” as defined in the Company’s Insider Trading Policy.

•	A copy of the minutes of the Compensation Committee must be maintained in the Company’s corporate records and made available to the Board on a regular basis.

•	The grant date of all share-based awards approved at a meeting of the Compensation Committee is the date of the meeting, or if not a business day, the next succeeding business day. The exercise price for all share-based awards must be the closing price on the date of grant.

•	Share-based awards must be communicated by the Vice President of Human Resources to recipients within ten business days from the date the grant is approved by the Compensation Committee.
In addition, the Company also adopted the following remedial measures to address the internal control over financial reporting issues that led to the incorrect determination of measurement dates for stock option grants and nonvested stock awards:
Human Resources Procedures. The human resources department may only process grant paperwork and record grants in the equity compensation database upon receiving approval of the grants through minutes of the Board of Directors provided by the Secretary of the Board.
Stock Option Accounting Procedures.
•	Each quarter, members of the accounting department must verify the validity and terms of each new grant by comparing the terms of the grant to minutes of the Compensation Committee provided by the Secretary of the Board.

•	Members of the accounting department must reconcile all new grants entered into the equity compensation database during each fiscal quarter to minutes of the Compensation Committee.

•	Accounting for share-based awards, including determination of accounting measurement dates, calculation of expense, attribution of expense to service periods, accounting for income taxes related to share-based awards and related financial disclosures will be performed and reviewed by members of the accounting department with sufficient knowledge and experience.
Except for the remediation of the material weakness described above, there has been no change in our internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 4T. CONTROLS AND PROCEDURES
Not applicable.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We have not been subject to any material new litigation since the time of our 10-K filing, on May 14, 2007. For a summary of litigation in which we are currently involved, refer to our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on May 14, 2007 and Note 9 of the Condensed Consolidated Financial Statements included elsewhere in this report.
As previously disclosed, we provided a copy of the Special Committee report on our historical stock option practices to the Securities and Exchange Commission.

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
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a) The Annual Meeting of stockholders of the Company was held on June 13, 2007.
(b) At the Annual Meeting of Stockholders, action was taken with respect to the election of three directors of the Company: 30,693,231 shares were voted for Andrew D. Lipman while authority was withheld with respect to 2,003,520 shares; 30,196,234 shares were voted for Frank M. Siskowski while authority was withheld with respect to 2,500,517 shares; and 31,052,196 shares were voted for Roy A. Wilkens while authority was withheld with respect to 1,644,155 shares. Other directors whose term of office continued after the meeting include: William M. Matthes, Micky K. Woo, Robert J. Currey, Grant G. Behrman and Richard P. Nespola. On July 2, 2007, Messrs. Matthes and Behrman resigned from the Company’s Board of Directors.
(c) Stockholders ratified the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm: 32,030,634 votes in favor, 282,933 votes against and 383,184 votes abstained.
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS
(a) Exhibits

Exhibit 10.1	Membership Interest Purchase Agreement dated July 30, 2007 among the Company and RVA Consulting, LLC, RVA Holdings, LLC, Mark Markowitz, Dawn Saitta and Dale Reynolds*

Exhibit 31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.	Certifications furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Redacted portions are indicated with the notation [***].

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURE	TITLE	DATE
/s/ RICHARD P. NESPOLA Richard P. Nespola	Chairman and Chief Executive Officer (Principal executive officer)	August 14, 2007

SIGNATURE	TITLE	DATE
/s/ DONALD E. KLUMB Donald E. Klumb	Chief Financial Officer and Treasurer (Principal financial officer and Principal accounting officer)	August 14, 2007