Form 10-Q
period 2007-09-29
MANAGEMENT NETWORK GROUP INC
filed 2007-11-13
CIK 1094814

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 29, 2007
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
As of November 9, 2007, TMNG had outstanding 36,086,633 shares of common stock.

THE MANAGEMENT NETWORK GROUP, INC.
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THE MANAGEMENT NETWORK GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	September 29,	December 30,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,147	$11,133
Short-term investments	17,525	27,200
Receivables:
Accounts receivable	14,671	5,063
Accounts receivable — unbilled	6,784	3,654

	21,455	8,717
Less: Allowance for doubtful accounts	(609)	(378)

	20,846	8,339
Prepaid and other current assets	2,266	2,257

Total current assets	51,784	48,929

Property and equipment, net	1,714	846
Goodwill	13,365	13,365
Licenses and identifiable intangible assets, net	12,696	1,189
Other assets	928	967

Total Assets	$80,487	$65,296

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$2,259	$1,446
Accrued payroll, bonuses and related expenses	6,378	1,965
Other accrued liabilities	2,429	1,986
Income tax liabilities	1,461	271
Deferred revenue	5,327	33
Accrued contingent consideration	1,260
Unfavorable and other contractual obligations	1,956	649

Total current liabilities	21,070	6,350

NONCURRENT LIABILITIES:
Deferred income tax liabilities	1,860
Unfavorable and other contractual obligations	2,099	2,189
Other noncurrent liabilities	516

Total noncurrent liabilities	4,475	2,189

Commitments and contingencies (Note 9)

Total stockholders’ equity	54,942	56,757

Total Liabilities and Stockholders’ Equity	$80,487	$65,296

See notes to unaudited condensed consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Revenues	$20,814	$8,691	$51,047	$25,395
Cost of services (includes net non-cash share-based compensation expense of $191 and $142 for the thirteen weeks ended September 29, 2007 and September 30, 2006, respectively, and $124 and $513 for the thirty-nine weeks ended September 29, 2007 and September 30, 2006, respectively)	10,514	4,687	27,308	13,129

Gross Profit	10,300	4,004	23,739	12,266
Operating Expenses:
Selling, general and administrative (includes net non-cash share-based compensation expense of $577 and $808 for the thirteen weeks ended September 29, 2007 and September 30, 2006, respectively, and $588 and $2,159 for the thirty-nine weeks ended September 29, 2007 and September 30, 2006, respectively)	8,944	7,455	22,778	20,578
Special Committee investigation (a)	103		2,451
Intangible asset amortization	1,057	215	2,149	566
Legal settlements		(62)		(31)

Total operating expenses	10,104	7,608	27,378	21,113

Income (loss) from operations	196	(3,604)	(3,639)	(8,847)
Other income (loss):
Interest income	387	528	1,185	1,609
Other, net	452		452	(1)

Total other income	839	528	1,637	1,608

Income (loss) before income tax provision	1,035	(3,076)	(2,002)	(7,239)
Income tax provision	(531)	(5)	(815)	(39)

Net income (loss)	504	(3,081)	(2,817)	(7,278)

Other comprehensive item — Foreign currency translation adjustment	121	(23)	309	27

Comprehensive income (loss)	$625	$(3,104)	$(2,508)	$(7,251)

Income (loss) per common share
Basic and diluted	$0.01	$(0.09)	$(0.08)	$(0.20)

Weighted average shares used in calculation of net income (loss) per common share
Basic	35,808	35,764	35,763	35,713

Diluted	36,140	35,764	35,763	35,713

(a)	For a summary of the Special Committee investigation, refer to Note 2 of the Consolidated Financial Statements included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on May 14, 2007.
See notes to unaudited condensed consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	For the Thirty-nine Weeks Ended
	September 29,	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,817)	$(7,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,059	885
Share-based compensation	712	2,672
Deferred income taxes	(655)
Bad debt expense	380	211
Other changes in operating assets and liabilities:
Accounts receivable	(2,191)	(1,450)
Accounts receivable — unbilled	(1,554)	(1,360)
Prepaid and other assets	665	(970)
Trade accounts payable	191	(448)
Income tax liabilities	667
Accrued liabilities	2,650	1,010

Net cash provided by (used in) operating activities	1,107	(6,728)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments		(9,200)
Proceeds from maturities and sales of short-term investments	9,675	16,800
Acquisition of businesses, net of cash acquired	(9,943)	(1,509)
Acquisition of property and equipment	(300)	(517)

Net cash (used in) provided by investing activities	(568)	5,574

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments made on long-term obligations	(783)	(444)
Proceeds from exercise of stock options	162	297
Repurchase of common stock		(241)
Issuance of common stock through employee stock purchase plan	36	74

Net cash used in financing activities	(585)	(314)

Effect of exchange rate on cash and cash equivalents	60	27

Net increase (decrease) in cash and cash equivalents	14	(1,441)
Cash and cash equivalents, beginning of period	11,133	10,951

Cash and cash equivalents, end of period	$11,147	$9,510

Supplemental disclosure of cash flow information:
Cash paid during period for interest		$1

Cash paid during period for income taxes, net of refunds	$752	$11

Accrued property and equipment additions	$55	$10

See notes to unaudited condensed consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Reporting
The condensed consolidated financial statements and accompanying notes of The Management Network Group, Inc. (“TMNG,” “TMNG Global,” “we,” “us,” “our,” or the “Company”) as of September 29, 2007, and for the thirteen and thirty-nine weeks ended September 29, 2007 and September 30, 2006 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the Company’s condensed consolidated financial position, results of operations, and cash flows as of these dates and for the periods presented. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Consequently, these statements do not include all the disclosures normally required by US GAAP for annual financial statements nor those normally made in the Company’s annual report on Form 10-K. Accordingly, reference should be made to the Company’s annual consolidated financial statements and notes thereto for the fiscal year ended December 30, 2006, included in the 2006 Annual Report on Form 10-K (“2006 Form 10-K”) for additional disclosures, including a summary of the Company’s accounting policies. The Condensed Consolidated Balance Sheet as of December 30, 2006 has been derived from the audited Consolidated Balance Sheet at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the thirteen and thirty-nine weeks ended September 29, 2007 are not necessarily indicative of the results to be expected for the full year ending December 29, 2007. Certain amounts in prior years have been reclassified to conform to current period presentation.
Principles of Consolidation — The consolidated statements include the accounts of TMNG and its wholly-owned subsidiaries. On August 3, 2007, the Company acquired all of the outstanding membership interests of RVA Consulting, LLC (“RVA”), a New Jersey based consulting firm specializing in the communications industry. The results of RVA are included in the results of operations subsequent to the date of acquisition. On January 2, 2007, the Company acquired one-hundred percent of the outstanding common stock of Cartesian Limited (“Cartesian”), a United Kingdom-based software engineering and consulting firm. The results of Cartesian are included in the results of operations subsequent to the date of acquisition. A wholly-owned subsidiary, Cambridge Adventis Ltd., was formed in March 2006. On April 3, 2006, Cambridge Adventis Ltd. acquired the business and primary assets of Adventis Ltd., the international operations of Adventis Corporation, a global consulting firm specializing in telecom, technology and digital media. The results of Cambridge Adventis Ltd. are included in the results of operations subsequent to the date of formation.
Revenue Recognition — The Company recognizes revenue from time and materials consulting contracts in the period in which its services are performed. In addition to time and materials contracts, the Company’s other types of contracts may include time and materials contracts not to exceed contract price, fixed fee contracts, and contingent fee contracts. The Company recognizes revenues on milestone or deliverables-based fixed fee contracts and time and materials contracts not to exceed contract price using the percentage of completion method prescribed by AICPA Statement of Position (“SOP”) No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” For fixed fee contracts where services are not based on providing deliverables or achieving milestones, the Company recognizes revenue on a straight-line basis over the period during which such services are expected to be performed.
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
The SOP No. 81-1 percentage-of-completion methodology involves recognizing revenue using the percentage of services completed, on a current cumulative cost to total cost basis, using a reasonably consistent profit margin over the period. Due to the longer term nature of these projects, developing the estimates of costs often requires significant judgment. Factors that must be considered in estimating the progress of work completed and ultimate cost of the projects include, but are not limited to, the availability of labor and labor productivity, the nature and complexity of the work to be performed, and the impact of delayed performance. If changes occur in delivery, productivity or other factors used in developing the estimates of costs or revenues, the Company revises its cost and revenue estimates, which may result in increases or decreases in revenues and costs, and such revisions are reflected in income in the period in which the facts that give rise to that revision become known.
In addition to the professional services related to the customization and implementation of its software, the Company also provides post-contract support (“PCS”) services, including technical support and maintenance services. For those contracts that include PCS service arrangements which are not essential to the functionality of the software solution, the Company separates the SOP No. 81-1 software services and PCS services utilizing the multiple-element arrangement model prescribed by Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue

Arrangements with Multiple Deliverables.” EITF No. 00-21 addresses the accounting treatment for an arrangement to provide the delivery or performance of multiple products and/or services where the delivery of a product or system or performance of services may occur at different points in time or over different periods of time. The Company utilizes EITF No. 00-21 to separate the PCS service elements and allocate total contract consideration to the contract elements based on the relative fair value of those elements. Revenues from PCS services are recognized ratably on a straight-line basis over the term of the support and maintenance agreement.
The Company may also enter into contingent fee contracts, in which revenue is subject to achievement of savings or other agreed upon results, rather than time spent. Due to the nature of contingent fee contracts, the Company recognizes costs as they are incurred on the project and defers revenue recognition until the revenue is realizable and earned as agreed to by its clients. Although these contracts can be very rewarding, the profitability of these contracts is dependent on the Company’s ability to deliver results for its clients and control the cost of providing these services. These types of contracts are typically more results-oriented and are subject to greater risk associated with revenue recognition and overall project profitability than traditional time and materials contracts. Revenues and costs associated with contingent fee contracts were $786,000 and $236,000, respectively, for the thirteen and thirty-nine weeks ended September 29, 2007 and were not material for the thirteen and thirty-nine weeks ended September 30, 2006.
Deferred Revenue — In connection with some fixed price contracts, the Company receives payments from customers that exceed recognized revenues. The Company records the excess of receipts from customers over recognized revenue as deferred revenue. Deferred revenue is classified as a current liability to the extent it is expected to be earned within twelve months from the date of the balance sheet.
Research and Development and Capitalized Software Costs - Software development costs are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, the date technological feasibility is reached, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. The Company capitalizes development costs incurred during the period between the establishment of technological feasibility and the release of the final product to customers if such costs are material. During the thirteen and thirty-nine weeks ended September 29, 2007, $229,000 and $680,000, respectively, of these costs were expensed as incurred. No software development costs were capitalized during the thirteen and thirty-nine weeks ended September 29, 2007. No software development costs were incurred in the thirteen and thirty-nine weeks ended September 30, 2006.
The Company also incurs research and development costs associated with development of new offerings and services. These product development costs are expensed as incurred. Research and development costs associated with product development were $281,000 in the thirty-nine weeks ended September 30, 2006. No product development costs were incurred in the thirteen weeks ended September 30, 2006 and the thirteen and thirty-nine weeks ended September 29, 2007.
Recent Accounting Pronouncements — In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this adoption on its consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this adoption on its consolidated financial statements.
2. Business Combinations
RVA Consulting, LLC
On August 3, 2007, the Company acquired all of the outstanding membership interests of RVA pursuant to a Membership Interest Purchase Agreement with the members of RVA. The transaction was valued at a purchase price of approximately $6.6 million in cash, potential additional consideration of $0.4 million for working capital true-ups and potential earn-out consideration based upon performance of RVA after the closing date of up to approximately $2.8 million in cash and approximately 1.0 million shares of TMNG common stock valued at $2.4 million based on the share price at the date of close. The Company incurred approximately $0.2 million in transaction costs related to the acquisition. In addition, approximately $0.2 million of future purchase consideration is contingent on the continued employment of one of the selling members and is being expensed over the employee’s expected service period of three months. TMNG assumed all liabilities of RVA, subject to certain indemnities on the part of the selling members. Certain of the selling members continue to be employed by and participate in the management of RVA after the closing date pursuant to written employment agreements. RVA will be presented as a component of the Management Consulting Services segment.
The measurement of the respective assets and liabilities recognized in connection with the acquisition has been made in accordance with the provisions of SFAS No. 141, “Business Combinations.” The fair value of the net assets acquired in the RVA acquisition exceeded the total consideration paid by the Company, resulting in negative goodwill of $0.9 million. Because the acquisition involves contingent consideration, the Company is required to recognize additional purchase consideration equal to the lesser of the negative goodwill or the maximum amount of contingent consideration of $5.2 million. The negative goodwill is included in the total purchase price and reflected as a current liability based on the anticipated resolution of the contingent feature. If and when contingent payments are earned, the Company will apply the payments against these contingent liabilities. Any contingent payments in excess of the initial accrued contingent consideration will be recorded as goodwill. To the extent contingent payments are not made, the Company will reduce the basis of certain acquired assets and any remaining negative goodwill will be charged to the results of operations as an extraordinary gain. None of the earn-out consideration was earned during the thirteen and thirty-nine weeks ended September 29, 2007.
The aggregate purchase price of $7.7 million consisted of the following (in thousands):

Cash (including transaction costs)	$6,826
Accrued contingent consideration	878

Total purchase price	$7,704

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
At August 3, 2007
(Amounts in Thousands)

Acquired cash	$5,642
Other current assets	3,191
Furniture, fixtures and equipment	369
Customer relationships	3,400
Employment agreements	400
Customer backlog	2,100

Total assets acquired	15,102

Deferred revenue	4,575
Other current liabilities assumed	2,429
Noncurrent liabilities assumed	394

Total liabilities assumed	7,398

Net assets acquired	$7,704

The following table summarizes the estimated useful life for the identifiable intangible assets. No residual values have been identified with these assets and each are amortized on a straight-line basis. Customer relationships are amortized over a shortened estimated useful life to ensure that the recognition of the costs better corresponds to their anticipated contribution to cash flows.

Estimated
useful life
Identifiable Intangible Asset	(in months)
Customer relationships	48
Employment agreements	36
Customer backlog	12
The transaction was structured as an asset acquisition for income tax purposes, therefore any goodwill resulting from contingent consideration and specifically identifiable intangible assets recorded in the transaction will be deductible for income tax purposes. Net deferred income tax assets recorded in connection with the preliminary purchase price allocation have been fully reserved with valuation allowances due to uncertainty about the realization of these benefits.
Cartesian Limited
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
The measurement of the respective assets and liabilities recognized in connection with the acquisition has been made in accordance with the provisions of SFAS No. 141, “Business Combinations.” The fair value of the net assets acquired in the Cartesian acquisition exceeded the total consideration paid by the Company, resulting in negative goodwill of $3.8 million. Because the acquisition involves contingent consideration, the Company is required to recognize additional purchase consideration equal to the lesser of the negative goodwill or the maximum amount of contingent consideration of $9.2 million. The negative goodwill is included in the total purchase price and reflected as a current liability based on the anticipated resolution of the contingent feature. If and when contingent payments are earned, the Company will apply the payments against these contingent liabilities. Any contingent payments in excess of the initial accrued contingent consideration will be recorded as goodwill. To the extent contingent payments are not made, the Company will reduce the basis of certain acquired assets and any remaining negative goodwill will be charged to the results of operations as an extraordinary gain. Earn-out consideration of $1.5 million and $3.5 million was earned and paid during the thirteen and thirty-nine weeks ended September 29, 2007, respectively. The payment of the earn-out consideration reduced the liability for accrued contingent consideration. Potential earn-out payments in excess of amounts already paid total $5.7 million at September 29, 2007.
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

The following table summarizes the estimated useful life for the identifiable intangible assets. No residual values have been identified with these assets and each are amortized on a straight-line basis. Customer relationships are amortized over a shortened estimated useful life to ensure that the recognition of the costs better corresponds to their anticipated contribution to cash flows.

Estimated
useful life
Identifiable Intangible Asset	(in months)
Customer relationships	48
Acquired software	48
Employment agreements	36
Customer backlog	12
Tradename	24
The transaction was structured as a stock acquisition, therefore any goodwill resulting from contingent consideration and specifically identifiable intangible assets recorded in the transaction will not be deductible for income tax purposes.
Adventis Limited
On April 3, 2006, TMNG acquired the business and primary assets of Adventis Ltd., the international operations of Adventis Corporation, a Delaware corporation and the parent of Adventis Ltd., a global consulting firm specializing in the interrelated sectors of telecom, technology and digital media. The acquired operations of Adventis Ltd. consisted of 27 consultants located in London, Berlin, and Shanghai with revenues from clients in Europe and Asia. The transaction was valued at a purchase price of approximately $1.93 million, with approximately $1.5 million paid in cash at closing, plus the assumption of approximately $432,000 in net working capital deficiency, which included $269,000 in professional fees and other costs related directly to the acquisition. During the fourth quarter of fiscal year 2006, the Company recognized a $2.1 million charge for the impairment of the carrying amount of Adventis Ltd. The impairment charge was the result of lower than expected operating results coupled with a reduction in the size and scope of operations which impacted the Company’s assessment of future cash flows of the Adventis business. The impairment charge reduced the net carrying amount of Adventis intangible assets to zero.
Pro Forma Combined Results
The operating results of Adventis, Cartesian and RVA have been included in the Condensed Consolidated Statements of Operations and Comprehensive Loss subsequent to the respective dates of the purchase. The following reflects pro forma combined results of the Company (including Adventis, Cartesian and RVA) as if the acquisitions had occurred as of January 1, 2006. In management’s opinion, this pro forma information does not necessarily reflect the actual results that would have occurred had the acquisitions been completed as of January 1, 2006 nor is it necessarily indicative of future consolidated results of operations of the Company.

	Unaudited
	For the Thirteen Weeks Ended		For the Thirty-nine Weeks Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Total revenues	$23,553	$17,307	$67,983	$42,400
Net income (loss)	$1,943	$(505)	$5,229	$(4,611)
Basic and diluted net income (loss) per common share	$0.05	$(0.01)	$0.15	$(0.13)
3. Business Segments
The Company identifies its segments based on the way management organizes the Company to assess performance and make operating decisions regarding the allocation of resources. In accordance with the criteria in SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the Company has concluded it has two reportable segments beginning in the first quarter of fiscal 2007, the Management Consulting Services segment and the Software Solutions segment. The Management Consulting Services segment is comprised of four operating segments (Operations, Strategy, Marketing and International) which are aggregated into one reportable segment. Management Consulting Services includes consulting services related to business strategy and planning, marketing and customer relationship management, billing system support, operating system support, revenue assurance, corporate investment services, and business model transformation. Software Solutions is a single reportable operating segment that provides custom developed software, consulting and technical services. These services range from developing initial business and system requirements, to software development, software configuration and implementation, and post-contract customer support. The Company began reporting the Software Solutions segment as a result of the acquisition of Cartesian on January 2, 2007.
Management evaluates segment performance based upon income (loss) from operations, excluding share-based compensation (benefits), depreciation and intangibles amortization. Inter-segment sales were approximately $0.3 million and $0.6 million in the thirteen and thirty-nine weeks ended September 29, 2007, respectively. The Company had one reporting segment during the thirteen and thirty-nine weeks ended September 30, 2006, the Management Consulting Services segment. In addition, in its administrative division, entitled “Not Allocated to

Segments,” the Company accounts for non-operating activity and the costs of providing corporate and other administrative services to the segment.
Summarized financial information concerning the Company’s reportable segments is shown in the following table (amounts in thousands):

	Management		Not
	Consulting	Software	Allocated to
	Services	Solutions	Segments	Total
As of and for the thirty-nine weeks ended September 29, 2007:
Revenues	$33,354	$17,693		$51,047
Income (loss) from operations	11,658	5,495	$(20,792)	(3,639)
Total assets	$14,493	$6,353	$59,604	$80,450

For the thirteen weeks ended September 29, 2007:
Revenues	$14,057	$6,757		$20,814
Income (loss) from operations	5,473	2,453	$(7,730)	196

As of and for the thirty-nine weeks ended September 30, 2006:
Revenues	$25,395			$25,395
Income (loss) from operations	7,731		$(16,578)	(8,847)
Total assets	$9,752		$61,291	$71,043

For the thirteen weeks ended September 30, 2006:
Revenues	$8,691			$8,691
Income (loss) from operations	1,899		$(5,503)	(3,604)
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
In accordance with the provisions of SFAS No 131, revenues earned in the United States and internationally based on the location where the services are performed are shown in the following table (amounts in thousands):

	For the Thirteen Weeks Ended		For the Thirty-nine Weeks Ended

	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006

United States	$12,102	$6,331	$27,023	$20,254
International:
United Kingdom	8,300	1,185	22,139	3,137
Germany	25	925	714	1,392
Japan		178	220	430
Ireland	107		301
Spain	186		207
Other	94	72	443	182

Total	$20,814	$8,691	$51,047	$25,395

4. Goodwill and Other Identifiable Intangible Assets
There were no changes in the carrying amounts of goodwill during the thirteen weeks and thirty-nine weeks ended September 29, 2007.
Included in the Company’s consolidated balance sheets as of September 29, 2007 (reflecting the acquisitions of Cartesian on January 2, 2007 and RVA on August 3, 2007) and December 30, 2006, are the following identifiable intangible assets (amounts in thousands):

	September 29, 2007		December 30, 2006
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Acquired software	$3,062	$(574)
Customer relationships	5,849	(601)	$1,908	$(1,879)
Employment agreements	2,441	(532)
Customer backlog	2,508	(656)
Tradename	408	(153)
S3 license agreement	1,500	(556)	1,500	(340)

	$15,768	$(3,072)	$3,408	$(2,219)

The customer relationships of $1.9 million as of December 30, 2006 were fully amortized during the thirteen weeks ended March 31, 2007.
Intangible amortization expense for the thirteen weeks ended September 29, 2007 and September 30, 2006 was $1,246,000 and $215,000, respectively, including $189,000 reported in cost of services for the thirteen weeks ended September 29, 2007. Intangible amortization expense for the thirty-nine weeks ended September 29, 2007 and September 30, 2006 was $2,707,000 and $566,000, respectively, including $558,000 reported in cost of services for the thirty-nine weeks ended September 29, 2007. Future intangible amortization expense is estimated to be approximately as follows (in thousands):

		Estimated
		intangible
	Total estimated	amortization to
	intangible	be included in
Future Period	amortization	cost of services
Remainder of fiscal year 2007	$1,511	$191
Fiscal year 2008	4,761	765
Fiscal years 2009 — 2011	6,424	1,531
5. Share-Based Compensation
The Company issues stock option awards and nonvested share awards under its share-based compensation plans. The key provisions of the Company’s share-based compensation plans are described in Note 5 of the Company’s consolidated financial statements included in the 2006 Form 10-K.
The Company did not recognize any income tax benefit for share-based compensation arrangements for the thirty-nine weeks ended September 29, 2007 and September 30, 2006. In addition, no costs related to share-based compensation expense were capitalized during the thirty-nine weeks ended September 29, 2007 and September 30, 2006. During the first quarter of 2007, the Company revised its estimate of options that are expected to be forfeited prior to vesting. As a result of this change in estimate, pre-tax share-based compensation expense was reduced by $968,000.
1998 Equity Incentive Plan
Stock Options
A summary of the option activity under the Company’s 1998 Equity Incentive Plan, as amended and restated (the “1998 Plan”), as of September 29, 2007 and changes during the thirty-nine weeks then ended is presented below:

		Weighted Average
	Shares	Exercise Price
Outstanding at December 30, 2006	5,465,594	$3.78
Granted	1,771,500	$2.14
Exercised	(95,906)	$1.69
Forfeited/cancelled	(2,677,372)	$3.16

Outstanding at September 29, 2007	4,463,816	$3.55

Options vested and expected to vest at September 29, 2007	3,698,382	$3.83

Options exercisable at September 29, 2007	2,061,518	$5.14

Weighted average fair value of options granted during the period		$1.39

Nonvested Shares
A summary of the status of nonvested shares granted under the 1998 Plan as of September 29, 2007 and changes during the thirty-nine weeks then ended is presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding at December 30, 2006	221,750	$2.30
Granted	12,500	$2.29
Vested	(46,250)	$2.23
Forfeited/Cancelled	(70,000)	$2.48

Outstanding at September 29, 2007	118,000	$2.23

2000 Supplemental Stock Plan
A summary of the option activity under the Company’s 2000 Supplemental Stock Plan as of September 29, 2007 and changes during the thirty-nine weeks then ended is presented below:

		Weighted Average
	Shares	Exercise Price
Outstanding at December 30, 2006	1,121,972	$4.02
Granted	795,000	$2.30
Forfeited/cancelled	(593,570)	$4.90

Outstanding at September 29 , 2007	1,323,402	$2.59

Options vested and expected to vest at September 29, 2007	1,022,754	$2.69

Options exercisable at September 29, 2007	347,311	$3.47

Weighted average fair value of options granted during the period		$1.39
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
In accordance with the provisions of SFAS 128, “Earnings per Share,” the Company uses the treasury stock method for calculating the dilutive effect of employee stock options and nonvested shares. These instruments will have a dilutive effect under the treasury stock method only when the respective period’s average market value of the underlying Company common stock exceeds the actual proceeds. In applying the treasury stock method, assumed proceeds include the amount, if any, the employee must pay upon exercise, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the options and the vesting of nonvested shares. The Company has not included the effect of stock options in the calculation of diluted loss per share for the thirty-nine weeks ended September 29, 2007 or for the thirteen and thirty-nine weeks ended September 30, 2006 as the Company reported a net loss for these periods and the effect would have been anti-dilutive. During the thirteen weeks ended September 29, 2007, the calculation of diluted earnings per share excludes the impact of 5,613,390 options under the treasury stock method because the impact of these stock options would have been anti-dilutive.
7. Income Taxes
In the thirteen and thirty-nine weeks ended September 29, 2007 and September 30, 2006, the Company recorded income tax provisions of $531,000, $815,000, $5,000 and $39,000, respectively. The tax provisions in the thirteen and thirty-nine weeks ended September 29, 2007 are primarily related to international income taxes due to the profitability of the Company’s United Kingdom operations. The tax provisions in the thirteen and thirty-nine weeks ended September 30, 2006 are primarily related to state income taxes. During both periods, the Company recorded full valuation allowances against income tax benefits related to domestic operations in accordance with the provisions of SFAS No. 109 “Accounting for Income Taxes,” which requires an estimation of the recoverability of the recorded income tax asset balances. As of September 29, 2007, the Company has recorded $32.0 million of valuation allowances attributable to its net deferred tax assets.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109,” (“FIN 48”) effective January 1, 2007. FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the taxing authority. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.
FIN 48 requires that the cumulative effect of the change in accounting principle be recorded as an adjustment to opening accumulated deficit. As a result of the implementation of FIN 48, the Company recognized a cumulative effect adjustment of $223,000 as an increase to beginning accumulated deficit. In addition, the Company identified approximately $271,000 in liabilities for unrecognized tax benefits which were previously reserved. The liability for uncertain tax positions was $516,000 as of September 29, 2007 and is included in “Other noncurrent liabilities” on the condensed consolidated balance sheet. The adoption of FIN 48 did not have a material effect on the Company’s results of operations, financial condition or cash flows during the thirty-nine weeks ended September 29, 2007. However, FIN 48 may add volatility to the Company’s effective tax rate and, therefore, the expected income tax expense in future periods.
The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties as a component of the income tax provision. As of September 29, 2007 and December 31, 2006, the total amount of accrued income tax-related interest and penalties included in the Condensed Consolidated Balance Sheet was $161,000 and $139,000, respectively. As of September 29, 2007, the Company believes there are no positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002. As of September 29, 2007, the Company has one examination in process by the Internal Revenue Service related to employment and stock option matters.
8. Loans to Officers
As of September 29, 2007, there is one outstanding line of credit between the Company and its Chief Executive Officer, Richard P. Nespola, which originated in fiscal year 2001. Aggregate borrowings outstanding against the line of credit at September 29, 2007 and December 30, 2006 totaled $300,000 and are due in 2011. These amounts are included in other assets in the non-current assets section of the balance sheet. In accordance with the loan provisions, the interest rate charged on the loans is equal to the Applicable Federal Rate (AFR), as announced by the Internal Revenue Service, for short-term obligations (with annual compounding) in effect for the month in which the advance is made, until fully paid. Pursuant to the Sarbanes-Oxley Act, no further loan agreements or draws against the line may be made by the Company to, or arranged by the Company for its executive officers. Interest payments on this loan are current as of September 29, 2007.
9. Commitments and Contingencies
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
The Company may become involved in various legal and administrative actions arising in the normal course of business. These could include actions brought by taxing authorities challenging the employment status of consultants utilized by the Company. In addition, future customer bankruptcies could result in additional claims on collected balances for professional services near the bankruptcy filing date. While the resolution of any of such actions, claims, or the matters described above may have an impact on the financial results for the period in which they occur, the Company believes that the ultimate disposition of the matters described above will not have a material adverse effect upon its consolidated results of operations, cash flows or financial position.
On September 26, 2007, the independent members of the Company’s Board of Directors (the “Board”) upon the recommendation of the Compensation Committee of the Board approved a senior executive incentive compensation plan for fiscal year 2007 (the “Plan”). The Plan establishes a cash bonus pool (the “Pool”) for the Company’s executive management, including its principal executive officer, president and chief operating officer, principal financial officer, and other executives, as recommended by the principal executive officer, if the Company meets or exceeds an earnings target for fiscal year 2007. The calculation of the earnings target excludes non-cash charges and benefits and the impact of certain items that are generally not expected to be on-going in nature. The amount available for payment from the Pool (“Payout Amount”) begins at $812,500 if the Company achieves the earnings target. If the earnings target is exceeded, the Payout Amount increases in accordance with a graduated descending scale ranging from 12.5% to 7.5% of the earnings in excess of the target, provided that the Payout Amount is not to exceed $2,000,000. The distribution of the Payout Amount, if any, among the Company’s eligible executive management will be determined by the Compensation Committee of the Board and/or independent directors at a later date. During the thirteen weeks ended September 29, 2007, the Company made the determination that it was probable the minimum earnings threshold under the Plan would be met and accrued $600,000 related this senior executive incentive compensation plan.
10. Subsequent Event
On October 5, 2007, the Company acquired all of the outstanding shares of stock of TWG Consulting, Inc. (“TWG”), a privately-held management consulting firm. Prior to the acquisition, TMNG did not have any material relationship with TWG. Under the purchase agreement, TMNG agreed to acquire TWG for a total cash purchase price of $1.7 million, including approximately $1.3 million paid for TWG’s working capital. In the event TWG achieves certain performance targets, total consideration under the agreement could increase to $4.6 million, including possible contingent consideration of $1.3 million in cash and approximately 0.7 million shares of TMNG common stock valued at $1.6 million based on the share price at the date of close.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Regarding Forward-Looking Statements. In addition to historical information, this quarterly report contains forward-looking statements. Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements of assumptions underlying such statements, and statements of the Company’s or management’s intentions, hopes, beliefs, expectations or predictions of the future. Forward-looking statements can often be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “could,” “intends,” “plans,” “estimates” or “anticipates,” variations thereof or similar expressions. Certain risks and uncertainties could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 30, 2006 and in subsequent quarterly repots on Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date of this report. We undertake no obligation to revise, or publicly release the results of any revision to, these forward-looking statements. Readers should carefully review the risk factors described in our annual report and in other documents that we file from time to time with the Securities and Exchange Commission.
The following should be read in connection with Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented in our annual report on Form 10-K for the fiscal year ended December 30, 2006.
EXECUTIVE FINANCIAL OVERVIEW
TMNG is a leading provider of professional services to the converging communications, media and entertainment industries and the capital formation firms that support them. We offer a fully integrated suite of consulting offerings including strategy, management, marketing, operational, and technology consulting services. With our 2007 acquisition of Cartesian, we further extended our offerings to include software applications. We have consulting experience with almost all major aspects of managing a global communications company. Our portfolio of solutions includes proprietary methodologies and toolsets, deep industry experience, and hands-on operational expertise. These solutions assist clients in tackling complex business problems.
The convergence of communications with media and entertainment and the consolidation of large telecommunications carriers have required us to focus our strategy on building a global presence, continuing to expand our offerings and strengthening our position within the large carriers and media and entertainment companies. We have demonstrated recent success on building a global presence through both organic growth and acquisitions. Organically, our revenues have grown 12.8% for the thirty-nine weeks ended September 29, 2007 compared to the same period in 2006. Our international revenues in the thirty-nine weeks ended September 29, 2007 represents 47.1% of our total revenue, up from 20.2% in the same period of 2006 as a result of strategic acquisitions as well as organic growth. The recent announcements of our acquisitions of RVA and TWG, supports our carrier positioning strategy and adds several new practices to our portfolio. RVA provides telecom systems integration and transformational consulting for leading, Tier-one U.S. carriers. RVA has historically been very successful in building relationships with key carriers as the industry has consolidated in recent years. RVA will also complement the technical capabilities that Cartesian has brought to TMNG. TWG’s strength lies in organizational design and development and further capabilities to support our Web 2.0 initiative and extension to corporate intranets.
Our revenues of $20.8 million and $51.0 million for the thirteen and thirty-nine weeks ended September 29, 2007, respectively, increased 139.5% and 101.0%, respectively, compared with the same periods in 2006. The results for the thirteen and thirty-nine weeks ended June 30, 2007 include the acquisitions of Adventis on April 3, 2006, Cartesian on January 2, 2007 and RVA on August 3, 2007, from the respective dates of acquisition. The details of these acquisitions are outlined in Item 1, Note 2, “Business Combinations,” to the condensed consolidated financial statements. These acquisitions combined with our investment in targeting the cable industry have re-positioned the Company to better serve consolidating telecommunications carriers and the converging global media and entertainment companies. With the acquisition of Cartesian, we have added a reporting segment, the Software Solutions segment, to our Management Consulting Services segment. The Software Solutions segment includes revenues from Cartesian’s widely deployed modular software suite, called Ascertain TM , which features advanced revenue assurance and data integrity tools that support fixed, wireless, ISP, data and content environments. Our acquisitions, organic growth and recruitment efforts are helping us build what we believe is a more sustainable revenue model and expanding our global presence. We continue to focus our efforts on identifying, adapting to and capitalizing on the changing dynamics prevalent in the converging communications industry, as well as providing our wireless and IP services within the communications sector.
Gross margins were 46.5% in the thirty-nine weeks ended September 29, 2007 compared with 48.3% in the same period of 2006. The decrease in gross margins reflects a combination of factors, including a higher mix of larger and longer-term projects with discounted pricing from Management Consulting Services, combined with new revenue from our Software Solutions segment in the first three quarters of 2007, a lower level of higher margin strategy consulting revenue as compared to the first three quarters of 2006 and amortization of intangible assets acquired with Cartesian, partially offset by lower share-based compensation expense. Our Software Solutions segment gross margins are expected to be comparable to our Management Consulting segment gross margins over time.
Management has focused on aligning operating costs with operating segment revenues. As a percentage of revenues we have reduced selling, general and administrative costs to approximately 43.0% in the thirteen weeks ended September 29, 2007 from 85.8% in the same period of 2006. Selling general and administrative expense in the first three quarters of 2007 include approximately $5.4 million of incremental expense associated with the operations of Adventis, Cartesian and RVA. We continue to leverage integration of our recent acquisitions and evaluate selling, general and administrative cost reduction opportunities to drive earnings. There were significant non-recurring operating expenses related to the Special Committee investigation of our past stock option granting practices and related accounting amounting to approximately $2.5 million in the thirty-nine weeks ended September 29, 2007.
From a cash flow perspective, cash flows provided by operating activities were $1.1 million during the thirty-nine weeks ended September 29, 2007. Net cash flows used in operating activities were $6.7 million during the thirty-nine weeks ended September 29, 2006. The improvement in cash flow from operating activities during the thirty-nine weeks ended September 29, 2007 as compared with the 2006 period primarily related to improvements in operating results and positive cash flow from net working capital changes. This increase in cash flows was achieved notwithstanding cash used to fund the stock option review of $2.5 million. We used $9.9 million in net cash to fund the acquisitions of Cartesian and RVA, mostly offset by $9.7 million in proceeds from sales of short-term investments.
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
Our Management Consulting Services segment provides consulting services that cover almost all major aspects of managing a global communications company, including strategy, management, marketing, operational, and technology consulting services. In addition, we provide marketing consulting services to clients outside of the communications industry. Professional services within this segment are typically contracted on a time and materials basis, a time and materials basis not to exceed contract price, a fixed fee basis, or contingent fee basis. Revenues from time and materials contracts are recognized in the period in which our services are performed. Revenues on contracts with a not to exceed contract price or a fixed cost contract which are milestone or deliverables-based are recorded under the percentage of completion method utilizing estimates of project completion. For fixed fee contracts where services are not based on providing deliverables or achieving milestones, the Company recognizes revenue on a straight-line basis over the period during which such services are expected to be performed. Contract revenues on contingent fee contracts are deferred until the revenue is realizable and earned. Revenues and costs associated with contingent fee contracts were $786,000 and $236,000, respectively, for the thirteen and thirty-nine weeks ended September 29, 2007 and were not material for the thirteen and thirty-nine weeks ended September 30, 2006.
Our Software Solutions typically involve custom developed software for clients, leveraging the supply of licensed modules from our Ascertain TM software suite. Management consulting and technical services are an integrated component of software solutions, ranging from developing initial business and systems requirements, to software development, software configuration and implementation, and post contract customer support. Revenues for Software Solutions contracts are typically structured as fixed fee contracts or with a not to exceed contract price and are recorded under the percentage of completion method, utilizing estimates of project completion. On a limited basis, software contracts are structured with a contingent fee component. Revenues and costs associated with contingent fee contracts were not material during the thirteen and thirty-nine weeks ended September 29, 2007.
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
Operating expenses include selling, general and administrative expenses and intangible asset amortization. In addition, during the thirteen and thirty-nine weeks ended September 29, 2007 operating expenses included expenses related to the Special Committee investigation of our past stock option granting practices and related accounting. Sales and marketing expenses are included in selling, general and administrative expense and consist primarily of personnel salaries, bonuses, and related costs for direct client sales efforts and marketing staff. We primarily use a relationship sales model in which vice presidents, principals and senior consultants generate revenues. In addition, sales and marketing expenses include costs associated with marketing collateral, product development, trade shows and advertising. General and administrative expenses consist mainly of costs for accounting, recruiting and staffing, information technology, personnel, insurance, rent, and outside professional services incurred in the normal course of business. Included in selling, general and administrative expenses are share-based compensation charges incurred in connection with equity awards to certain employees and our board of directors.
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
We recorded bad debt expense of $90,000 and $380,000 for the thirteen and thirty-nine weeks ended September 29, 2007, respectively, and $84,000 and $211,000, respectively, for the thirteen and thirty-nine weeks ended September 30, 2006. Our allowance for doubtful accounts totaled $609,000 and $378,000 as of September 29, 2007 and December 30, 2006, respectively. The calculation of these amounts is based on judgment about the anticipated default rate on receivables owed to us as of the end of the reporting period. That judgment is based on uncollected account experience in prior years and our ongoing evaluation of the credit status of our customers and the communications industry in general.
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
Fair Value of Acquired Businesses — TMNG has acquired seven organizations over the last six years. A significant component of the value of these acquired businesses has been allocated to intangible assets. Statement of Financial Accounting Standard (“SFAS”) No. 141 “Business Combinations” requires acquired businesses to be recorded at fair value by the acquiring entity. SFAS No. 141 also requires that intangible assets that meet the legal and separable criterion be separately recognized on the financial statements at their fair value, and provides guidance on the types of intangible assets subject to recognition. Determining the fair value for these specifically identified intangible assets involves significant professional judgment, estimates and projections related to the valuation to be applied to intangible assets like customer lists, employment agreements and tradenames. The subjective nature of management’s assumptions adds an increased risk associated with estimates surrounding the projected performance of the acquired entity. Additionally, as the Company amortizes the intangible assets over time, the purchase accounting allocation directly impacts the amortization expense the Company records on its financial statements.
Impairment of Goodwill and Long-lived Intangible Assets — Goodwill and other long-lived intangible assets arising from our acquisitions are subjected to periodic review for impairment. SFAS No. 142 “Goodwill and Other Intangible Assets” requires an annual evaluation at the reporting unit level of the fair value of goodwill and compares the calculated fair value of the reporting unit to its book value to determine whether impairment has been deemed to occur. Any impairment charge would be based on the most recent estimates of the recoverability of the recorded goodwill. If the remaining book value assigned to goodwill in an acquisition is higher than the estimated fair value of the reporting unit, there is a requirement to write down these assets. The determination of fair value requires management to make assumptions about future cash flows and discount rates. These assumptions require significant judgment and estimations about future events and are thus subject to significant uncertainty. If actual cash flows turn out to be less than projected, we may be required to take further write-downs, which could increase the variability and volatility of our future results.
In accordance with SFAS No. 144, we use our best estimates based upon reasonable and supportable assumptions and projections, to review for impairment of long-lived assets and certain identifiable intangibles to be held and used whenever events or changes in circumstances indicate that the carrying amount of our assets might not be recoverable.
Revenue Recognition —We recognize revenue from time and materials consulting contracts in the period in which our services are performed. In addition to time and materials contracts, our other types of contracts may include time and materials contracts not to exceed contract price, fixed fee contracts, and contingent fee contracts. We recognize revenues on milestone or deliverables-based fixed fee contracts and time and materials contracts not to exceed contract price using the percentage of completion method prescribed by AICPA Statement of Position (“SOP”) No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” For fixed fee contracts where services are not based on providing deliverables or achieving milestones, the Company recognizes revenue on a straight-line basis over the period during which such services are expected to be performed.
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
We also may enter into contingent fee contracts, in which revenue is subject to achievement of savings or other agreed upon results, rather than time spent. Due to the nature of contingent fee contracts, we recognize costs as they are incurred on the project and defer revenue recognition until the revenue is realizable and earned as agreed to by our clients. Although these contracts can be very rewarding, the profitability of these contracts is dependent on our ability to deliver results for our clients and control the cost of providing these services. These types of contracts are typically more results-oriented and are subject to greater risk associated with revenue recognition and overall project profitability than traditional time and materials contracts. Revenues and costs associated with contingent fee contracts were $786,000 and $236,000, respectively, for the thirteen and thirty-nine weeks ended September 29, 2007 and not material for the thirteen and thirty-nine weeks ended September 30, 2006.
Share-based Compensation Expense - We grant stock options and non-vested stock to our employees and also provide employees the right to purchase our stock at a discount pursuant to an employee stock purchase plan. The benefits provided under these plans are share-based payment awards subject to the provisions of SFAS No. 123R, “Share-based Payments.” Under SFAS No. 123R, we are required to make significant estimates related to determining the value of our share-based compensation. Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock which are obtained from public data sources. For stock option grants issued during the thirteen and thirty-nine weeks ended September 29, 2007, we used a weighted-average expected stock-price volatility of 62% and 64%, respectively. The expected term of options granted is based on the simplified method in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 107 as our historical share option exercise experience does not provide a reasonable basis for estimation. As such, we used a weighted-average expected option life assumption of 6 years.
If factors change and we develop different assumptions in the application of SFAS No. 123R in future periods, the compensation expense that we record under SFAS No. 123R may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation under SFAS No. 123R. Changes in the

18

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
In addition, under SFAS No. 123R we are required to net estimated forfeitures against compensation expense. This requires us to estimate the number of awards that will be forfeited prior to vesting. If actual forfeitures in future periods are different than our initial estimate, the compensation expense that we ultimately record under SFAS No. 123R may differ significantly from what was originally estimated. The estimated forfeiture rate for unvested options outstanding as of September 29, 2007 is 30%.
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
We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” and Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). As required by SFAS No. 109, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of September 29, 2007, cumulative valuation allowances in the amount of $32.0 million were recorded in connection with the net deferred income tax assets. As required by FIN 48, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the Interpretation. Pursuant to FIN 48, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As of September 29, 2007, we have recorded a liability of approximately $516,000 for unrecognized tax benefits.
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
Research and Development and Capitalized Software Costs - Software development costs are accounted for in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. We capitalize development costs incurred during the period between the establishment of technological feasibility and the release of the final product to customers if such costs are material. During the thirteen and thirty-nine weeks ended September 29, 2007, no software development costs were capitalized and $229,000 and $680,000, respectively, of these costs were expensed as incurred. No software development costs were incurred in the thirteen and thirty-nine weeks ended September 30, 2006.
The Company also incurs research and development costs associated with development of new offerings and services. These product development costs are expensed as incurred. Research and development costs associated with product development were $281,000 in the thirteen and thirty-nine weeks ended September 30, 2006. No product development costs were incurred in the thirteen and thirty-nine weeks ended September 29, 2007.

RESULTS OF OPERATIONS
THIRTEEN WEEKS ENDED SEPTEMBER 29, 2007 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 30, 2006
REVENUES
Revenues increased 139.5% to $20.8 million for the thirteen weeks ended September 29, 2007 from $8.7 million for the thirteen weeks ended September 30, 2006. The increase in revenue is primarily due to the acquisitions of Cartesian in January 2007 and RVA in August 2007, which contributed $6.8 million and $3.7 million, respectively, in revenue during the third quarter of 2007. Organic revenue was up 18.8% in the third quarter of 2007 as compared to the same period of 2006, due largely to $0.8 million of contractual commissions primarily related to the sale of a managed services client, as well as growth of our cable practice. As discussed in the Executive Financial Overview, with the acquisition of Cartesian we have added a reporting segment, the Software Solutions segment, in addition to our traditional Management Consulting Services segment.
Management Consulting Services Segment — Management Consulting Services segment revenues increased 61.7% to $14.0 million for the third quarter of 2007 from $8.7 million for the same period of 2006. The acquisition of RVA accounted for $3.7 million of the increase and organic revenues added $1.6 million or 18.8% growth to this segment. During the thirteen weeks ended September 29, 2007, this segment provided services on 108 customer projects, compared to 100 projects performed in the thirteen weeks ended September 30, 2006. Average revenue per project was $130,000 in the thirteen weeks ended September 29, 2007 compared to $87,000 in the thirteen weeks ended September 30, 2006. The increase in average revenue per project is primarily attributable to an increase in the number of large projects due to the acquisition of RVA. Our international revenue base of this segment decreased to 13.9% of revenues for the thirteen weeks ended September 29, 2007, from 27.2% for the thirteen weeks ended September 30, 2006, due primarily and an overall increase in the mix of project activity domestically, driven by the acquisition of RVA and a decrease in strategy engagements internationally during the period.
Revenues recognized in connection with fixed price and contingent fee engagements totaled $7.3 million and $3.6 million, representing 52.1% and 41.5% of total revenues of the segment, for the thirteen weeks ended September 29, 2007 and September 30, 2006, respectively. This increase is primarily due to the acquisition of RVA, partially offset by the mix of our organic business shifting to more time and material projects in the third quarter of 2007 as compared to the same period of 2006.
Software Services Segment — The Software Services Segment began operations in the first quarter of 2007. Revenues of $6.8 million were generated for the thirteen weeks ended September 29, 2007. All revenues were generated internationally. During the thirteen weeks ended September 29, 2007, this segment provided services on 72 customer projects. Average software and services revenue per project was approximately $88,000. In addition, revenues from post-contract support services were approximately $448,000.
COSTS OF SERVICES
As a percentage of revenues, our gross margin was 49.5% for the thirteen weeks ended September 29, 2007, compared to 46.1% for the thirteen weeks ended September 30, 2006. The increase in gross margin in the third quarter of 2007 as compared to the same period of 2006 is primarily due to the acquisition of RVA, which has a large base of higher margin projects. Our Software Solutions segment gross margins were 50.8% in the third quarter of 2007, which included an allocation of intangible asset amortization of $189,000.
OPERATING EXPENSES
Operating expenses increased to $10.1 million for the thirteen weeks ended September 29, 2007, from $7.6 million for the thirteen weeks ended September 30, 2006. Operating expenses for the period included selling, general and administrative costs (inclusive of share-based compensation), Special Committee stock option investigation charges, and intangible asset amortization. For the thirteen weeks ended September 29, 2007, operating expenses included Special Committee charges of approximately $103,000 related the investigation of our past stock option granting practices and related accounting. These costs primarily consisted of professional services for legal, accounting and tax guidance.
Selling, general and administrative expense increased to $8.9 million in the thirteen weeks ended September 29, 2007, compared to $7.5 million for the thirteen weeks ended September 30, 2006. As a percentage of revenues, our selling, general and administrative expense was 43.0% for the thirteen weeks ended September 29, 2007, compared to 85.8% for the thirteen weeks ended September 30, 2006. For the thirteen weeks ended September 29, 2007, we had expense reductions in the organic business of $0.4 million, or 5.9%, as compared to the same period in 2006, partially offset by $1.9 million in incremental expense due to the acquired Cartesian and RVA businesses. Included in the organic business expense reduction is share-based compensation expense of $0.6 million in the thirteen weeks ended September 29, 2007, compared to expense of $0.8 million in the thirteen weeks ended September 30, 2006. Included in selling general and administrative expenses for the thirteen weeks ended September 29, 2007 is $0.6 million related to a senior executive incentive compensation plan approved by our Board of Directors. We continue to evaluate cost reductions through the integration of our acquisitions and alignment of costs to revenues for each operating segment.

Intangible asset amortization was $1,057,000 and $215,000 for the thirteen weeks ended September 29, 2007 and September 30, 2006, respectively. The increase in amortization expense was due to the addition of identifiable intangible assets as part of the Cartesian and RVA acquisitions.
OTHER INCOME AND EXPENSES
Interest income was $387,000 and $528,000 for the thirteen weeks ended September 29, 2007 and September 30, 2006, respectively, and represented interest earned on invested balances. Interest income decreased for the thirteen weeks ended September 29, 2007 as compared to the thirteen weeks ended September 30, 2006 due to reductions in invested balances attributable to cash utilized for acquisitions and operating losses in fiscal years 2006 and 2007. We primarily invest in money market funds and investment-grade auction rate securities as part of our overall investment policy. During the thirteen weeks ended September 29, 2007, we recorded other income in the amount of $452,000 related to the settlement of foreign withholding tax disputes.
INCOME TAXES
In the thirteen weeks ended September 29, 2007 and September 30, 2006, we recorded an income tax provision of $531,000 and $5,000, respectively. The income tax provision in the third quarter of 2007 is primarily due to the profitability of our United Kingdom operations. The income tax provision in the third quarter of 2006 is primarily due to state income taxes. For the thirteen weeks ended September 29, 2007 and September 30, 2006, we recorded no income tax benefit related to our domestic pre-tax losses in accordance with the provisions of SFAS No. 109 “Accounting for Income Taxes” which requires an estimation of the recoverability of the recorded income tax asset balances. We continue to evaluate the recoverability of our recorded net deferred income tax asset balances and record valuation allowances against assets generated due to domestic losses. If we continue to report domestic, federal net operating losses for financial reporting, no additional tax benefit would be recognized for those losses, since we would be required to increase our valuation allowance to offset such amounts.
NET INCOME
We had net income of $0.5 million for the thirteen weeks ended September 29, 2007 compared to net loss of $3.1 million for the thirteen weeks ended September 30, 2006. Net income was primarily attributable to improvements in revenues and operating results through continued cost management and the accretive acquisitions of Cartesian and RVA.
THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 2007 COMPARED TO THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 2006
REVENUES
Revenues increased 101.0% to $51.0 million for the thirty-nine weeks ended September 29, 2007 from $25.4 million for the thirty-nine weeks ended September 30, 2006. The increase in revenues is due primarily to acquisitions. The thirty-nine weeks ended September 29, 2007 included $22.4 million in incremental revenue related to our acquired Adventis, Cartesian and RVA businesses. Organic revenues increased 12.8% in the thirty-nine weeks ended September 29, 2007 as compared to the same period of 2006, due largely to $0.8 million of contractual commissions primarily related to the sale of a managed services client, as well as growth of our cable practice. As discussed in the Executive Financial Overview, with the acquisition of Cartesian we have added a reporting segment, the Software Solutions segment, in addition to our traditional Management Consulting Services segment.
Management Consulting Services Segment - Management Consulting Services segment revenues increased $7.9 million, or 31.3% to $33.3 million, for the thirty-nine weeks ended September 29, 2007 as compared to the same period of 2006. This increase is primarily due to expansion globally, the acquisition of RVA and significant growth in projects sold to cable clients. During the thirty-nine weeks ended September 29, 2007, this segment provided services on 202 customer projects, compared to 178 projects performed in the thirty-nine weeks ended September 30, 2006. Average revenue per project was $165,000 in the thirty-nine weeks ended September 29, 2007 compared to $143,000 in the thirty-nine weeks ended September 30, 2006. The increase in average revenue per project is primarily attributable to an increase in the number of large projects due to the acquisition of RVA. Our international revenue base of this segment decreased slightly to 19.0% of revenues for the thirty-nine weeks ended September 29, 2007, from 20.2% for the thirty-nine weeks ended September 30, 2006, due primarily to the acquisition of RVA, which operates solely in the United States, partially offset by large projects in Western Europe.
Revenues recognized in connection with fixed price and contingent fee engagements totaled $15.3 million and $11.3 million, representing 45.9% and 44.5% of total revenues of the segment, for the thirty-nine weeks ended September 29, 2007 and September 30, 2006, respectively. This increase is primarily due to the acquisition of RVA, partially offset by the mix of our organic business shifting to more time and material projects in the 2007 period as compared to the same period of 2006.
Software Services Segment - The Software Services Segment began operations in the first quarter of 2007. Revenues of $17.7 million were generated for the thirty-nine weeks ended September 29, 2007. All revenues were generated internationally. During the thirty-nine weeks ended September 29, 2007, this segment provided services on 110 customer projects. Average software and services revenue per project was approximately $149,000. In addition, revenues from post-contract support services were approximately $1,341,000.

COSTS OF SERVICES
As a percentage of revenues, our gross margin was 46.5% for the thirty-nine weeks ended September 29, 2007, compared to 48.3% for the thirty-nine weeks ended September 30, 2006. The decrease in gross margin in the thirty-nine weeks ended September 29, 2007 as compared to the same period of 2006 was attributable to a combination of factors, including a higher mix of larger and longer-term projects with discounted pricing from the Management Consulting Services segment, revenues from our new Software Solutions segment in the third quarter of 2007, a lower mix of higher margin strategy consulting revenue and amortization of intangible assets acquired with Cartesian, offset by the acquisition of RVA. Our Software Solutions segment gross margins were 46.0% in the thirty-nine weeks ended September 29, 2007, which include an allocation of intangible asset amortization of $558,000. Offsetting lower fee margins were reductions in share-based compensation of $0.4 million related to revisions in assumed forfeiture rates during 2007.
OPERATING EXPENSES
Operating expenses increased to $27.4 million for the thirty-nine weeks ended September 29, 2007, from $21.1 million for the thirty-nine weeks ended September 30, 2006. Operating expenses included selling, general and administrative costs (inclusive of share-based compensation), Special Committee stock option investigation charges, and intangible asset amortization. For the thirty-nine weeks ended September 29, 2007, operating expenses included Special Committee charges of approximately $2.5 million related the investigation of our past stock option granting practices and related accounting. These costs primarily consisted of professional services for legal, accounting and tax guidance and the cost of the special committee’s outside counsel and forensic accountants.
Selling, general and administrative expense increased to $22.8 million in the thirty-nine weeks ended September 29, 2007, compared to $20.6 million for the thirty-nine weeks ended September 30, 2006. As a percentage of revenue, our selling, general and administrative expense was 44.6% for the thirty-nine weeks ended September 29, 2007, compared to 81.0% for the thirty-nine weeks ended September 30, 2006. For the thirty-nine weeks ended September 29, 2007, we had expense reductions in the organic business of $3.2 million, or 15.4%, as compared to the same period in 2006, offset by $5.4 million in incremental expense due to the acquired Adventis, Cartesian and RVA businesses. Organic business expense reduction included a $1.6 million reduction in share-based compensation in the thirty-nine weeks ended September 29, 2007 compared to the same period in 2006. Included in selling general and administrative expenses for the thirty-nine weeks ended September 29, 2007 is $0.6 million related to a senior executive incentive compensation plan approved by our Board of Directors. We continue to evaluate cost reductions through the integration of our acquisitions and alignment of costs to revenues for each operating segment.
Intangible asset amortization was $2,149,000 and $566,000 for the thirty-nine weeks ended September 29, 2007 and September 30, 2006, respectively. The increase in amortization expense was due to the addition of certain intangible assets as part of the Cartesian and RVA acquisitions.
OTHER INCOME AND EXPENSES
Interest income was $1,185,000 and $1,609,000 for the thirty-nine weeks ended September 29, 2007 and September 30, 2006, respectively, and represented interest earned on invested balances. Interest income decreased for the thirty-nine weeks ended September 29, 2007 as compared to the thirty-nine weeks ended September 30, 2006 due to reductions in invested balances attributable to cash utilized for acquisitions and operating losses in fiscal years 2006 and 2007. We primarily invest in money market funds and investment-grade auction rate securities as part of our overall investment policy. During the thirty-nine weeks ended September 29, 2007, we recorded other income in the amount of $452,000 related to the settlement of foreign withholding tax disputes.
INCOME TAXES
In the thirty-nine weeks ended September 29, 2007 and September 30, 2006, we recorded an income tax provision of $815,000 and $39,000, respectively, related primarily to international income taxes due to the profitability of our United Kingdom operations. For the thirty-nine weeks ended September 29, 2007 and September 30, 2006, we recorded no income tax benefit related to our domestic pre-tax losses in accordance with the provisions of SFAS No. 109 “Accounting for Income Taxes” which requires an estimation of the recoverability of the recorded income tax asset balances. We continue to evaluate the recoverability of our recorded net deferred income tax asset balances and record valuation allowances against assets generated due to domestic losses. If we continue to report domestic, federal net operating losses for financial reporting, no additional tax benefit would be recognized for those losses, since we would be required to increase our valuation allowance to offset such amounts.
NET LOSS
Net loss decreased 61.3% to $2.8 million for the thirty-nine weeks ended September 29, 2007 from $7.3 million for the thirty-nine weeks ended September 30, 2006. The decrease was primarily attributable to improvements in operating results and reductions in share-based compensation expense of $2.0 million, partially offset by $2.5 million of costs related to the Special Committee investigation of our past stock option practices and an increase in amortization expense due to the addition of certain intangible assets as part of the Cartesian and RVA acquisitions.

LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities was $1.1 million for the thirty-nine weeks ended September 29, 2007. Net cash used in operating activities was $6.7 million for the thirty-nine weeks ended September 29, 2006. The improvement in cash flow from operating activities during the thirty-nine weeks ended September 29, 2007 as compared with the 2006 period primarily related to improvements in organic operating results, accretive acquisitions and positive cash flow from net working capital changes, offset by the use of cash for the Special Committee investigation of $2.5 million.
Net cash used in investing activities was $0.6 million for the thirty-nine weeks ended September 29, 2007. Net cash provided by investing activities was $5.6 million for the thirty-nine weeks ended September 30, 2006. Cash used in investing activities during the thirty-nine weeks ended September 29, 2007 included $9.9 million for the acquisitions of Cartesian and RVA. In the thirty-nine weeks ended September 30, 2006 cash provided by investing included the use of $1.5 million for the acquisition of Adventis. Investing activities include proceeds from sales and reinvestments of short-term investments of $9.7 million and $7.6 million in the thirty-nine weeks ended September 29, 2007 and September 30, 2006, respectively. Cash used in investing activities also included $0.3 million and $0.5 million for the thirty-nine weeks ended September 29, 2007 and September 30, 2006, respectively, related to the purchase of office equipment, software and computer equipment.
Net cash used in financing activities was $585,000 for the thirty-nine weeks ended September 29, 2007, primarily related to payments on long-term obligations, partially offset by proceeds received from the exercise of employee stock options and issuance of shares pursuant to the employee stock purchase plan. Net cash used in financing activities was $314,000 for the thirty-nine weeks ended September 30, 2006, and was the result of payments made on long-term obligations and repurchases of common stock under our stock repurchase program, partially offset by the exercise of employee stock options and issuance of shares pursuant to the employee stock purchase plan.
At September 29, 2007, we had approximately $28.7 million in cash, cash equivalents, and short-term investments and $30.7 million in net working capital. We used $9.9 million to fund the acquisitions of Cartesian and RVA during the thirty-nine weeks ended September 29, 2007. We believe we have sufficient cash and short-term investments to meet anticipated cash requirements, including anticipated capital expenditures, consideration for possible acquisitions, and any future operating losses that may be incurred, for at least the next 12 months. Should our cash and short-term investments prove insufficient we might need to obtain new debt or equity financing to support our operations or complete acquisitions. We have established a flexible model that provides a lower fixed cost structure than most consulting firms, enabling us to scale operating cost structures more quickly based on market conditions. Our strong cash position and absence of long-term debt have enabled us to weather adverse conditions in the telecommunications industry and to make investments in intellectual property we believe are enabling us to capitalize on the current recovery and transformation of the industry; however, if the industry and demand for our consulting services do not continue to rebound or our investments in Cartesian and RVA do not perform as expected and we continue to experience negative cash flow, we could experience liquidity challenges at some future point.
FINANCIAL COMMITMENTS
For discussion of our contractual obligations, see the discussions of future commitments under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7 in our Form 10-K for the fiscal year ended December 30, 2006 and Item 2 in our Form 10-Q for the quarterly period ended June 30, 2007. With the exception of the obligations previously discussed in our Form 10-Q for the quarterly period ended June 30, 2007 and the items noted below, there have been no significant changes with respect to our contractual obligations since December 30, 2006.
On September 26, 2007, the independent members of our Board of Directors (the “Board”) upon the recommendation of the Compensation Committee of the Board approved a senior executive incentive compensation plan for fiscal year 2007 (the “Plan”). The Plan establishes a cash bonus pool (the “Pool”) for our executive management, including our principal executive officer, president and chief operating officer, principal financial officer, and other executives, as recommended by the principal executive officer, if we meet or exceed an earnings target for fiscal year 2007. The calculation of the earnings target excludes non-cash charges and benefits and the impact of certain items that are generally not expected to be on-going in nature. The amount available for payment from the Pool (“Payout Amount”) begins at $812,500 if we achieve the earnings target. If the earnings target is exceeded, the Payout Amount increases in accordance with a graduated descending scale ranging from 12.5% to 7.5% of the earnings in excess of the target, provided that the Payout Amount is not to exceed $2,000,000. The distribution of the Payout Amount, if any, among our eligible executive management will be determined by the Compensation Committee of the Board and/or independent directors at a later date. During the thirteen weeks ended September 29, 2007, we made the determination that it was probable the minimum earnings threshold under the Plan would be met. As a result, we expect to make minimum payments in the amount of $812,500 related to this senior executive incentive compensation plan.
On October 5, 2007, the Company entered into a Stock Purchase Agreement (the “Agreement”) with Marilyn Breitenstein (“Seller”) and TWG Consulting, Inc. (“TWG”) to acquire from Seller all of the outstanding shares of stock of TWG, a privately-held management consulting firm. Under the Agreement, TMNG agreed to acquire the entire ownership interest in TWG for a total cash purchase price of $1.7 million, including approximately $1.3 million paid for TWG’s working capital. In the event TWG achieves certain performance targets, total consideration under the Agreement could increase to $4.6 million, including possible contingent consideration of $1.3 million in cash and approximately 0.7 million shares of TMNG common stock valued at $1.6 million based on the share price at the date of close.

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting
The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. We have established a Disclosure Committee, consisting of certain members of management, to assist in this evaluation. The Disclosure Committee meets on a regular quarterly basis, and as needed.
A review and evaluation was performed by our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of September 29, 2007.
There was no change in internal control over financial reporting during the fiscal quarter ended September 29, 2007, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
ITEM 4T. CONTROLS AND PROCEDURES
Not applicable.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We have not been subject to any material new litigation since filing on May 14, 2007 of our Annual Report on Form 10-K for the year ended December 30, 2006. For a summary of litigation in which we are currently involved, refer to our Annual Report on Form 10-K for the year ended December 30, 2006, as filed with the Securities and Exchange Commission on May 14, 2007 and Note 9 of the Condensed Consolidated Financial Statements included elsewhere in this report.
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
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS
(a) Exhibits

Exhibit 2.1	Stock Purchase Agreement dated October 5, 2007 among the Company and Marilyn Breitenstein and TWG Consulting, Inc.

Exhibit 10.1	Transition Services Agreement among RVA Consulting, LLC, a subsidiary of the Company, and Publicis Selling Solutions, Inc.

Exhibit 31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.	Certifications furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Management Network Group, Inc.
(Registrant)

Date November 13, 2007	By	/s/ Richard P. Nespola
(Signature)
Richard P. Nespola Chairman and Chief Executive Officer (Principal executive officer)

Date November 13, 2007	By	/s/ Donald E. Klumb
(Signature)
Donald E. Klumb Chief Financial Officer and Treasurer (Principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

Exhibit 2.1	Stock Purchase Agreement dated October 5, 2007 among the Company and Marilyn Breitenstein and TWG Consulting, Inc.

Exhibit 10.1	Transition Services Agreement among RVA Consulting, LLC, a subsidiary of the Company, and Publicis Selling Solutions, Inc.

Exhibit 31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.	Certifications furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.