Form 10-K
period 2007-12-29
MANAGEMENT NETWORK GROUP INC
filed 2008-03-28
CIK 1094814

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 29, 2007
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

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, as of June 29, 2007 was approximately $35,500,000. Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded for purposes of this calculation. The treatment of such holders as affiliates for purposes of this calculation is not intended as a conclusive determination of affiliate status for other purposes. As of March 24, 2008, the Registrant had 35,997,918 shares of common stock, par value $0.001 per share (the Common Stock), issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be provided in Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K is hereby incorporated by reference from our definitive 2008 proxy statement which will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 29, 2007.

THE MANAGEMENT NETWORK GROUP, INC.

FORM 10-K

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

With the exception of current and historical information, this Annual Report on Form 10-K contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements of assumptions underlying such statements, and statements of the Company’s or management’s intentions, hopes, beliefs, expectations or predictions of the future. Forward-looking statements can often be identified by the use of forward-looking terminology, such as “will be,” “intend,” “continue,” “believe,” “may,” “expect,” “hope,” “anticipate,” “goal,” “forecast” or other comparable terms.

Forward-looking statements involve risks and uncertainties and are not guarantees of future performance or results. Our actual financial condition, results of operations or business may vary materially from those contemplated by such forward looking statements. Investors are cautioned not to place undue reliance on any forward-looking statements. Factors that might affect actual results, performance, or achievements include, among other things:

•	our ability to successfully integrate recent acquisitions and to successfully locate new acquisition candidates,

•	conditions in the industry sectors that we serve,

•	the financial condition and business strategies of our customers in the converging communications, media and entertainment industry and the investment banking and private equity firms investing in that industry,

•	overall economic and business conditions,

•	the potential continuation or recurrence of recent losses from operations, negative cash flow and reductions in our cash reserves,

•	our ability to retain the limited number of large clients that constitute a major portion of our revenues,

•	fluctuations in our quarterly operating results,

•	our ability to control costs under fixed fee contracts, which make up a substantial portion of our business,

•	our ability to compete in intensively competitive markets, including our ability to address actions by competitors that could render our services less competitive, causing revenues and income to decline,

•	our ability to address the challenges of conducting business in foreign countries, including risks of unfavorable foreign currency exchange rates or fluctuations and changes in local laws,

•	the demand for our services,

•	our level of cash and non-cash expenditures,

•	technological advances and competitive factors in the markets in which we compete,

•	possible regulatory action related to our past equity granting practices and associated accounting,

•	the possibility of the cancellation of key client contracts, which may be cancelled on short notice,

•	the ability to successfully launch new product and market initiatives,

•	the ability to retain key management and consulting personnel,

•	the possible reclassification of our independent contractors, who we rely upon heavily, as full-time employees by the taxing and/or labor and employment authorities of competent jurisdiction,

•	the possibility of professional liability claims,

•	the loss of key intellectual property, and

•	the possibility that our ability to utilize tax net operating loss carryforwards to offset future taxable income will be limited if we are deemed to have an ownership change as defined by Section 382 of the Internal Revenue Code.

Other factors that we have not identified in this document could also have this effect. All forward-looking statements made in this Annual Report on Form 10-K are made as of the date hereof.

ITEM 1.	BUSINESS

When used in this report, the terms “TMNG,” “TMNG Global,” “we,” “us,” “our” or the “Company” refer to The Management Network Group, Inc. and its subsidiaries.

GENERAL

TMNG, a Delaware corporation, founded in 1990, is a leading provider of professional services to the converging communications, media and entertainment industries and the capital formation firms that support them. We offer a fully integrated suite of consulting offerings including strategy, management, marketing, operational, and technology consulting services (see “Services” in Item 1). With the acquisition of Cartesian Ltd. (“Cartesian”) in early 2007, we further extended our offerings to include software and application development (see Note 2, “Business Combinations,” in Notes to Consolidated Financial Statements of this Form 10-K ). We have consulting experience with almost all major aspects of managing a global communications company. In addition, we provide marketing consulting services to clients outside of the communications industry, primarily in the eastern region of the United States. We capitalize on our industry expertise by developing and enhancing new and existing proprietary toolsets that enable us to provide strategic, management, marketing, operational, and technology support to our clients. Our portfolio of solutions includes proprietary methodologies and toolsets, deep industry experience, and hands-on operational expertise. These solutions assist clients in tackling complex business problems.

Our clientele includes a variety of businesses whose products, services and interests are focused on the evolution of the communications industry, including wireless and traditional wireline communications service providers, cable multiple systems operators (MSOs) as well as technology companies, media and entertainment companies, and financial services firms that invest in the communications industry. Our clients are principally located in the United States, United Kingdom and Western Europe. We believe we are unique in our ability to provide a comprehensive business and technology solution to the communications industry, including strategy consulting and business planning, organizational development, market research and analysis, product/service definition and launch, customer acquisition and retention, program management, technical support, process modeling and software solutions for business support systems and operations support systems. The software and application development capabilities of our Software Solutions segment are primarily targeted to clients’ revenue and service assurance initiatives.

Our services are provided by experienced senior professionals from the communications industry. As it relates to most key software and technology decisions, we have provided a unique technology agnostic and vendor neutral position to make unbiased evaluations and recommendations that are based on a thorough knowledge of each solution and each client’s situation. Therefore, we are able to capitalize on extensive experience across complex multi-technology communications systems environments to provide what we believe are the most sound and practical recommendations to our clients.

During the current decade, the Company has transformed from a provider of primarily management and operational consulting services to a provider of an integrated suite of product and service offerings to the communications marketplace. This transformation has been accomplished through both acquisitions and recruitment efforts, which have increased the breadth of our employee work base, diversified our technical competencies, expanded our core management consulting offerings and positioned us globally. We believe these actions have expanded key client relationships, have uniquely positioned us in the market to effectively serve the needs of large global communication service providers, and provided for expansion of our key direct distribution channel elements.

In 2006 and 2007 we completed the acquisitions of four businesses that have expanded both our geographic reach and our ability to address global opportunities in the marketplace. These transactions included: the international assets of Adventis, a global consulting firm which consisted of consultants in London and Shanghai; the United Kingdom-based technical consultancy and software provider Cartesian Limited (“Cartesian”); RVA Consulting, LLC (“RVA”), a domestic, telecom industry-focused operations consulting firm; and TWG Consulting, Inc (“TWG”), a domestic management consulting firm. See Note 2, Business Combinations, in the Notes to the Consolidated Financial Statements for additional information regarding acquisitions.

As a result of the Adventis transaction in 2006, our CSMG strategy consultancy has expanded its international footprint, with an indigenous presence in the United Kingdom and Asia.

The acquisition of Cartesian in early 2007 dramatically strengthens TMNG’s management consultancy services and broadens our service offerings. Cartesian brings expertise in billing management and revenue assurance — two traditional strengths on which we built our reputation — but does so from a technology and network perspective, an ideal complement to our business process focus. Building on its technical expertise, Cartesian has developed an innovative and modular software suite, called Ascertaintm, which features advanced revenue assurance and data integrity tools that when customized and integrated into client environments support fixed, wireless, internet service provider (“ISP”), data and content environments. Cartesian’s client list includes “Tier 1” companies in the United Kingdom and Europe, and in late 2007 TMNG began early introduction of the product with US-based cable system operators, opening a potentially significant new market to this product. In early 2008, we engaged in pilot agreements of Ascertaintm with two large cable MSOs.

The acquisitions of RVA and TWG in 2007 strengthen and enhance historical strengths of TMNG. In the case of the former, RVA brings strong, contracted relationships with major U.S. telecommunication carriers and serves as a close fit with TMNG’s core strength in business process and operational support systems consulting. TWG Consulting’s expertise in organizational development and knowledge management helps to round out our capabilities and extends our strategy offerings and serving communications companies whose operations are migrating to Web-based technology platforms.

We have diversified our client base organically by building a cable and broadband practice. With the convergence of this industry around multiple video, data and voice service offerings, we apply our traditional expertise in complex business processes such as revenue assurance, billing management, and mediation, as well as in leading functional areas like program management offices, across the global converging communications marketplace. We have developed solutions to assist content providers, and media companies as they cope with the operational complexities of launching new products and services; attempt to streamline their business systems and processes following merger and acquisition activity; and address product lifecycle issues in the wake of competitive pressures. We are also providing program management, business process, service assurance and leadership teams for cable MSO’s as they launch new digital voice product and service rollouts, including voice over internet protocol offerings.

We also continue to expand our offerings through indirect channel partners to enable us to extend the reach of our capabilities and to target additional and larger customers and verticals as dynamics in the global communications market evolve (see “Market Overview” in Item 1). One such example is our exclusive marketing agreement with S3 Matching Technologies (“S3”). S3 has developed proprietary Teramatch® software, unique in its ability to evaluate and cleanse data and proven in supporting needs in the communications sector. This agreement provides TMNG with the exclusive right to market and resell S3 services to tier one service providers. In such partnerships, we combine our capabilities with our partners, providing contacts, strategic business analysis, business process outsourcing (“BPO”) solutions, and depth of knowledge and experience in serving the industry. The partnerships bring us technology solutions and systems integration capabilities which enable our partners and us to provide more comprehensive client offerings and solutions to effectively compete with other global consultancies.

As the industry continues to evolve, TMNG expects to utilize its long history of engagement experience with clients to continue modifying its toolsets, develop new methodologies, and selectively expand its base of employee consultants to support and extend its thought leadership and capabilities in the communications industry.

MARKET OVERVIEW

The future of the global communications industry is beginning to take shape, based around a convergence of voice, data and video or content based communications. Market factors including regulatory decisions, new technologies and industry consolidation have stimulated new investment in the sector. These dynamics are bringing new competitors to the market, such as Yahoo! and Google, challenging existing industry competitors to explore new business models, and driving consolidation within sectors such as traditional wireline and wireless telecommunications. In addition, cable communications companies that historically offered video services are now positioning themselves as providers of voice and other data and content services. Wireline, wireless and cable companies alike are focused on convergence — where any type of content or application can be delivered seamlessly across fixed or mobile networks

It has been our experience that because the expertise needed by communications companies to address the market’s needs is typically outside their core competencies, they must ultimately either recruit and employ experts or retain outside specialists. Additionally, the convergence of the communications, media and technology industries has brought forth many new competitors from outside the traditional communications industries who we believe do not possess the experience or skill sets needed to execute new business plans. We believe due to the range of expertise required and the time associated with hiring and training new personnel, bringing expertise in-house is often not a viable option. We believe customers will continue to need to contract with consultative firms or outsource some of the expertise required to adapt to new environments and capitalize on new technologies now emerging. When retaining outside specialists, we believe communications companies need experts that fully understand the communications industry and can provide timely and unbiased advice and recommendations. TMNG has positioned its business to respond to that anticipated need.

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

-Acquire or develop and evolve offerings, solutions and thought leadership

We plan to continue expanding our end-to-end solutions offerings, both by organic expansion and/or through acquisitions. Expanding our consulting solutions involves building or buying the capabilities that support change elements in the adoption of IP and wireless technology and support of convergence of communications with media and content, with emphasis on wireless. We plan to continue to extend our product and service offerings to the communications industry, and we believe that our recent acquisitions in particular provide us with new opportunities to bring broader solutions to both existing and new customers. We believe wireline and wireless providers will be strategically focused on the following key initiatives: adding, bundling and converging service offerings (i.e., wireline, wireless, high-speed data and video); continued consolidation and post merger integration, and aggressive reduction of costs; reassessment of core competencies in order to leverage strengths and minimize weaknesses; and migration to new technologies — next generation wireless and IP. Our solutions will assist clients in redefining competitive position, launching new products and services and generating revenues through integrated offerings. Such offerings will also be focused on increasing clients’ efficiencies in these transformations. We will also evaluate expanding our offerings to include managed services, possibly with partners surrounding these initiatives.

- Continue to build the TMNG Global brand

We plan to continue building and communicating the TMNG Global brand, further positioning ourselves as the consultancy of choice for the global telecom, media and entertainment industries. In late 2005, TMNG was rebranded to TMNG Global and we will be sunsetting the RVA Consulting and TWG Consulting brands and incorporating them into the TMNG Global brand. In late 2007 we sunset the Adventis brand and now operate our strategy group as CSMG. These changes were made to better represent the end-to-end capabilities we offer through our strategic consulting, management consulting and managed services practices, and to provide separation between our strategy and management consulting practices, providing a level of independence and neutrality desired by clients.

- Focused and effective recruitment and retention

We believe a key element of our business model that will be required is the attraction and retention of high quality, experienced consultants. Our two primary challenges in the recruitment of new consulting personnel are the ability to recruit talented personnel with the skill sets necessary to capitalize on an industry undergoing revolutionary change and the ability to execute such recruitment with an appropriate compensation arrangement. The market for skilled consultants remains very competitive in the current industry environment.

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

- Enhancing our global presence

We plan to further enhance, our global presence beyond the United States and United Kingdom in order to deliver services and solution capabilities to client companies located around the world. We believe the competitive market expertise of our U.S. consultants can be a key factor for foreign companies facing the business issues associated with deregulation and competition, especially in Western Europe. We believe our recent acquisitions of Cartesian and the international assets of Adventis strengthen TMNG Global’s presence and capabilities in key European markets and create potential for expansion in Asian markets.

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

- Organization Development

We provide organizational performance improvement through organization assessment, evaluation and design, process improvement and facilitation, team development and training. Our approach involves teaming with a client’s key stakeholders to develop a clear understanding of the expected improvements to be gained. We assess and evaluate the current situation, develop consensus around a vision, gain commitment and identify key activities for successful implementation. Our approach develops custom performance solutions specific to a customer’s set of needs.

- Knowledge Management

We assist our clients in managing the process of capturing and cultivating information that exists within their organizations. We utilize an integrated partnership approach to seamlessly leverage an organization’s human knowledge capital. We provide a tailored solution to solve problems associated with knowledge creation and distribution, sharing and leveraging existing knowledge, tools and processes. Our approach connects people to information to enable organizations to best leverage existing assets, define competitive advantage and create measurable business value.

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

- Revenue and Cost Management

We are dedicated to helping clients uncover and recover missed opportunities at every stage along the revenue life cycle and reduce the costs associated with managing business functions. Our approach to revenue and cost management centers around Cartesian’s innovative and modular software product suite, Ascertaintm. Ascertaintm is among the industry’s most widely deployed revenue assurance tools in Europe and able to support fixed, wireless, ISP, data, and content environments. Beginning in 2008, we have expanded deployment of Ascertaintm into the United States.

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

-Technical Consultancy & Software Development

We provide technical consultancy and software development specialized for the communications industry. We have vast experience working with and implementing numerous communications software products. Our expertise includes defining requirements, data analysis, selecting and implementing mediation, provisioning, billing and inter-operator billing products, interfacing products within a legacy environment, migrating products, data and customers, and planning, managing and completing systems and software testing.

We have developed a proprietary suite of software (Ascertaintm) that combine to address the revenue assurance and data integrity needs of communications companies. Ascertaintm helps prove rate accuracy, reconcile customer data, analyze and reconcile event records, prove completeness of processing, and monitor trends and volumes. The Ascertaintm suite forms a fully productized and supported set of solutions that share a common core framework for reporting, user interaction, data extraction and job scheduling.

COMPETITION

The market for communications consulting services remains intensely competitive, highly fragmented and rapidly changing. We face competition from major business and strategy consulting firms, large systems integration and major global outsourcing firms as a result of the outsourcing of business support systems and operating support systems by communications companies, offshore development firms from the Asian markets, equipment and software firms that have added service offerings, and customers’ internal resources. Recently, we believe there has been a significant increase in demand for firms that can bundle BPO with systems and technical integration. Many of our competitors are large organizations that provide a broad range of services to companies in many industries, including the communications industry. In addition, we compete with boutique firms that maintain specialized skills and/or geographical advantages. Many information technology consulting firms also maintain significant practice groups devoted to the communications industry. Many of these competitors have significantly greater financial, technical and marketing resources and greater name recognition than us.

We believe that the principal competitive factors in our market include: the ability to provide payback on our services to clients through proven business cases; the ability to provide innovative solutions; the ability to provide deep and proven expertise and talent; the ability to provide capability and expertise in delivering complex projects through teams located globally; availability of resources; price of solutions; industry knowledge; understanding of user experience; and sophisticated project and program management capability.

We believe we have a competitive advantage due to our exclusive focus on the communications, media and entertainment industry, and the comprehensive offerings we provide to our customers. We also believe the complementary experience and expertise of our professionals represents a competitive advantage. With the communications industry experiencing consolidation and convergence with media and entertainment, we believe our principal competitive factor is our continual focus on the converging communications industry and the ability to develop and deliver solutions that enhance client revenue and asset utilization and provide return on investment. Our biggest competitor is normally the customer’s internal resources. As a result, the most significant competitive advantage becomes long-term relationships with key client executives that have developed over time from consistency in responsiveness to their needs, quality and reliability of consultants and deliverables, and an appropriate price/value formula.

We have experienced a market trend of increased price competition, particularly from large Asian firms providing technical support and outsourcing and other large firms that have the financial resources to aggressively price engagements that they have a particular interest in obtaining. This development has required us to focus on decreasing general and administrative costs as a percentage of revenues. Although the recent growth in our business has been positive, the economic outlook, as always, is subject to change and the recent challenges of the financial markets driven by the subprime mortgage crisis impacts the communications and media sector. Increased competition could result in further price reductions, fewer client projects, under utilization of consultants, reduced operating margins, and loss of market share. Any decline in our revenues will have a significant impact on our financial results, particularly because a significant portion of our operating costs are fixed in advance of a particular quarter. In addition, our future revenues and operating results may fluctuate from quarter to quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, consultant utilization rates, the use of estimates to complete ongoing projects, general economic conditions and other factors.

EMPLOYEES

Our ability to recruit and retain experienced, highly qualified and highly motivated personnel has contributed greatly to our performance and will be critical in the future. We offer a flexible recruiting model that enhances our ability to attract consultants and to effectively manage utilization. Our consultants may work as full time or part time employees. We also have relationships with many independent contracting firms to assist in delivery of consulting solutions. Our current base of independent firms has specialized expertise in discrete areas of communications, and we typically deploy these firms only when their unique expertise/offering is required.

During fiscal year 2007, we utilized approximately 500 consultants, representing a combination of employee client service personnel and independent contracting firms. Of these, 273 were employee consultants and approximately 227 were working on engagements for us primarily through independent subcontracting firms. In addition to the consultants, we have an administrative staff of approximately 51 employees in the accounting and finance, marketing, recruiting, information technology, human resources, legal and administrative areas. As of December 29, 2007, we had 296 total employees, of which 288 are full-time.

BUSINESS SEGMENTS

The Company identifies its segments based on the way management organizes the Company to assess performance and make operating decisions regarding the allocation of resources. In accordance with the criteria in Statement of Financial Accounting Standards (“SFAS”) No. 131 “Disclosure about Segments of an Enterprise and Related Information,” the Company has concluded it has two reportable segments beginning in the first quarter of fiscal 2007; the Management Consulting Services segment and the Software Solutions segment. The Management Consulting Services segment is comprised of five operating segments (Operations, Domestic Strategy, International Strategy, RVA and TWG) which are aggregated into one reportable segment. Management Consulting Services includes consulting services related to strategy and business planning, market research and analysis, organizational development, knowledge management, marketing and customer relationship management, program management, billing system support, operating system support, revenue assurance and corporate investment services. Software Solutions is a single reportable operating segment that provides custom developed software, consulting and technical services. These services range from developing initial business and system requirements, to software development, software configuration and implementation, and post-contract customer support. The Company began reporting the Software Solutions segment as a result of the acquisition of Cartesian on January 2, 2007. For a discussion of operating results by segment, please see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 5, Business Segments, Major Customers and Significant Group Concentrations of Credit Risk, in the Notes to the Consolidated Financial Statements.

MAJOR CUSTOMERS

Since our inception, we have provided services to over a thousand domestic and international customers, primarily communication service providers and large technology and applications firms serving the communications industry and financial firms that invest in the sector. Beginning in 2006, we have added to our base of customers with cable, media and entertainment clients looking to leverage communications infrastructure to deliver offerings to the market. We depend on a small number of key customers for a significant portion of revenues. For fiscal year 2007, revenues from two customers accounted for 25.2% and 13.0%, respectively of our revenues. No other single customer accounted for more than 10% of our revenue. Also during fiscal year 2007, our top ten customers accounted for approximately 73.2% of total revenue. We generally provide discounted pricing for large projects on fixed commitments with long-term customers. Because our clients typically engage services on a project basis, their needs for services vary substantially from period to period.

We continue to concentrate on large wireline, wireless, and cable MSOs headquartered principally in North America and Western Europe, as well as media and entertainment clients. We seek to offer broad and diversified services to these customers. We anticipate that operating results will continue to depend on volume services to a relatively small number of customers.

FOREIGN MARKETS

As a result of the combination of organic growth, coupled with our Adventis and Cartesian acquisitions, a substantial portion of our business is conducted in foreign markets and a substantial portion of our revenues and costs are derived from our international business. Our international revenues in the fiscal year ended December 29, 2007 represented 44.9% of our total revenues, up from 21.2% in the same period of 2006, as a result of the strategic acquisitions as well as international organic growth. Our international operations expose us to a number of business and economic risks, including unfavorable foreign currency exchange rates or fluctuations; our ability to protect our intellectual property; the impact of foreign laws, regulations and trade customs; U.S. and foreign taxation issues; potential limits on our ability to repatriate foreign profits; and general political and economic trends, including the potential impact of terrorist attacks or international hostilities. If we are unable to achieve anticipated levels of revenues from or efficiently manage our international operations, our overall revenues and profitability may decline.

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

SEASONALITY

In the past, we have experienced seasonal fluctuations in revenue in the fourth quarter due primarily to the fewer number of business days because of the holiday periods occurring in that quarter. We continue to experience fluctuations in revenue in the fourth quarter and with our global expansion, may experience fluctuations in summer months and other holiday periods.

WEBSITE ACCESS TO INFORMATION

Our internet website address is www.tmng.com. We make available free of charge through our website all of our filings with the Securities and Exchange Commission (“SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC. The charters of our audit, nominating and compensation committees and our Code of Business Conduct are also available on our website and in print to any shareholder who requests them.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our principal executive offices are located in a 6,475 square foot facility in Overland Park, Kansas. This facility houses the executive, corporate and administrative offices and is under a lease which expires in August 2010. In addition to the executive offices, we also lease the following facilities which are primarily utilized by management and consulting personnel.

		Lease
Location	Sq. Feet	Expiration

McLean, Virginia	7,575	June 2009
Boston, Massachusetts	10,344	January 2011
Shawnee, Kansas	1,365	May 2008
Somerset, New Jersey	9,000	December 2008
London, England (Gate Street)	11,825	November 2015
London, England (Kingsway House)	3,210	June 2009
Berlin, Germany	4,174	June 2009
Shanghai, China	1,511	March 2009

In the fourth quarter of fiscal year 2004, the Company made the decision to consolidate office space. In connection with this decision, a sublease agreement for 11,366 square feet of unutilized office space in Boston, Massachusetts was entered into with a third party through the end of the original lease term in 2011. In addition, 5,941 square feet of the London Gate Street property is sublet to third parties. The subtenant lease related to 1,370 square feet of the London Gate Street property expires in January 2009. The subtenant agreement related to the remaining space expires in July 2008.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is quoted on the NASDAQ Stock Market under the symbol TMNG. The high and low price per share for the Common Stock for the fiscal years ending December 29, 2007 and December 30, 2006 by quarter were as follows:

	High	Low

First quarter, fiscal year 2007	$2.15	$1.42
Second quarter, fiscal year 2007	$2.45	$1.67
Third quarter, fiscal year 2007	$2.48	$2.00
Fourth quarter, fiscal year 2007	$2.76	$2.07

	High	Low

First quarter, fiscal year 2006	$2.88	$2.10
Second quarter, fiscal year 2006	$2.64	$1.92
Third quarter, fiscal year 2006	$2.25	$1.43
Fourth quarter, fiscal year 2006	$1.70	$1.27

The above information reflects inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

As of March 24, 2008 the closing price of our Common Stock was $1.69 per share. At such date, there were approximately 81 holders of record of our Common Stock.

Holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available. To date, we have not paid any cash dividends on our Common Stock and do not expect to declare or pay any cash or other dividends in the foreseeable future.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return on the Company’s Common Stock with the cumulative total return of the NASDAQ Composite Index (in which TMNG Common Stock is included), and the Russell 2000 Index (in which TMNG Common Stock is not included) for the period beginning on December 28, 2002 and ending on December 29, 2007. The rules of the SEC provide that the Company may compare its returns to those of issuers with similar market capitalization if the Company does not use a published industry or line-of-business index as a comparison and does not believe it can reasonably identify a peer group. The Company has compared its stock price performance with that of the Russell 2000 Index because it does not believe it can reasonably identify a peer group and no comparable published industry or line-of-business index is available. The Russell 2000 Index consists of companies with market capitalizations similar to that of the Company. The comparisons in this graph are provided in accordance with SEC disclosure requirements and are not intended to forecast or be indicative of the future performance of our common shares.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among The Management Network Group, Inc., The NASDAQ Composite Index
And The Russell 2000 Index

	Cumulative Total Return
	12/28/02	1/3/04	1/1/05	12/31/05	12/30/06	12/29/07
THE MANAGEMENT NETWORK GROUP, INC.	100.00	194.12	138.24	140.59	95.29	147.06

NASDAQ COMPOSITE INDEX	100.00	149.75	164.64	168.60	187.83	205.22

RUSSELL 2000 INDEX	100.00	147.25	174.24	182.18	215.64	212.26

*	$100 invested on 12/28/02 in stock or on 12/31/02 in index-including reinvestment of dividends. Indexes calculated on month-end basis.

The performance graph and related text are being furnished to and not filed with the SEC, and will not be deemed to be “soliciting material” or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically incorporate such information by reference into such a filing.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K. Statements included in this discussion that are not statements of current or historical information may constitute forward-looking statements. Forward-looking statements involve risks and uncertainties and are not guarantees of future performance or results. Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements. Factors that might affect actual results, performance, or achievements include, among other things, the factors identified in the Cautionary Statement Regarding Forward-Looking Information in Part I of this report. Other factors that we have not identified in this document could also have this effect.

We report our financial data on a 52/53-week fiscal year for reporting purposes. Fiscal years 2007 and 2006 had 52 weeks. For further discussion of our fiscal year end see Item 8, “Consolidated Financial Statements,” Note 1 “Organization and Summary of Significant Accounting Policies,” contained herein.

OVERVIEW

Included in Item 1, “Business” is discussion that includes a general overview of our Business, Market Overview, Business Strategy, Services and Competition. The purpose of this executive overview is to complement the qualitative discussion of the Business from Item 1.

TMNG is a leading provider of professional services to the converging communications, media and entertainment industries and the capital formation firms that support them. We offer a fully integrated suite of consulting offerings including strategy, organizational development, knowledge management, marketing, operational, and technology consulting services. With our 2007 acquisition of Cartesian, we further extended our offerings to include a suite of software applications. We have consulting experience with almost all major aspects of managing a global communications company. Our portfolio of solutions includes proprietary methodologies and toolsets, deep industry experience, and hands-on operational expertise. These solutions assist clients in tackling complex business problems.

The convergence of communications with media and entertainment and the consolidation of large telecommunications carriers have required us to focus our strategy on building a global presence, continuing to expand our offerings and strengthening our position within the large carriers and media and entertainment companies. We have demonstrated recent success on building a global presence through both organic growth and acquisitions. Our international revenues in the fiscal year ended December 29, 2007 represents 44.9% of our total revenues, up from 21.2% in the same period of 2006 as a result of strategic acquisitions as well as international organic growth. The recent acquisitions of RVA and TWG support our carrier positioning strategy and add several new practices to our portfolio. RVA provides telecom systems integration and transformational consulting for leading, Tier-one U.S. carriers. RVA has historically been very successful in building relationships with key carriers as the industry has consolidated in recent years. RVA will also complement the technical capabilities that Cartesian has brought to TMNG. TWG’s strength lies in organizational design and development and furthers our capabilities to support knowledge management, leveraging our knowledge surrounding the Web 2.0 movement and its extension to corporate intranets.

Generally our client relationships begin with a short-term engagement utilizing a few consultants. Our sales strategy focuses on building long-term relationships with both new and existing clients to gain additional engagements within existing accounts and referrals for new clients. Strategic alliances with other companies are also used to sell services. We anticipate that we will continue to pursue these marketing strategies in the future. The volume of work performed for specific clients may vary from period to period and a major client from one period may not use our services or the same volume of services in another period. In addition, clients generally may end their engagements with little or no penalty or notice. If a client engagement ends earlier than expected, we must re-deploy professional service personnel as any resulting non-billable time could harm margins.

Our revenues of $71.9 million for the fiscal year ended December 29, 2007 increased 111.3% compared with the same period in 2006. The results for the fiscal year ended December 29, 2007 include the acquisitions of Cartesian on January 2, 2007, RVA on August 3, 2007 and TWG on October 5, 2007 from the respective dates of acquisition. The details of these acquisitions are outlined in Item 8, Note 2, “Business Combinations,” to the consolidated financial statements. These acquisitions combined with our investment in targeting the cable industry have re-positioned the Company to better serve consolidating telecommunications carriers and the converging global media and entertainment companies. With the acquisition of Cartesian, we have added a second reporting segment, the Software Solutions segment. The Software Solutions segment includes revenues from Cartesian’s widely deployed modular software suite, called Ascertaintm , which features advanced revenue assurance and data integrity tools that support fixed, wireless, ISP, data and content environments. Our acquisitions, organic growth and recruitment efforts are helping us build what we believe is a more sustainable revenue model and expanding our global presence. We continue to focus our efforts on identifying, adapting to and capitalizing on the changing dynamics prevalent in the converging communications industry, as well as providing our wireless and IP services within the communications sector.

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

Gross margins were 46.8% in the fiscal year ended December 29, 2007 compared with 48.4% in the same period of 2006. The decrease in gross margins reflects a combination of factors, including a higher mix of larger and longer-term projects with discounted pricing from Management Consulting Services, combined with new revenue from our Software Solutions segment in 2007, a lower level of higher margin strategy consulting revenue as compared to 2006 and amortization of intangible assets acquired with Cartesian, partially offset by lower share-based compensation expense. Our Software Solutions segment gross margins are expected to be comparable to our Management Consulting segment gross margins over time.

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

Management has focused on aligning operating costs with operating segment revenues. As a percentage of revenues, we have reduced selling, general and administrative costs to approximately 44.1% in the fiscal year ended December 29, 2007 from 80.7% in the same period of 2006. Selling general and administrative expense in 2007 includes approximately $6.3 million of incremental expense associated with the operations of Cartesian, RVA and TWG. We continue to leverage integration of our recent acquisitions and evaluate selling, general and administrative cost reduction opportunities to improve earnings.

In November 2006, following an initial internal review of our stock option practices, our Board of Directors appointed a Special Committee of outside directors (the “Special Committee”) to conduct a full investigation of our past stock option granting practices and related accounting. There were significant non-recurring operating expenses related to the Special Committee investigation amounting to approximately $2.6 million and $0.7 million during 2007 and 2006, respectively. These costs primarily consisted of professional services for legal, accounting and tax guidance.

Intangible asset amortization increased substantially to $3.6 million in fiscal year 2007 from $0.7 million in fiscal year 2006. The increase in amortization expense was due to the amortization of intangibles recorded in connection with the Cartesian, RVA and TWG acquisitions.

We substantially reduced our net loss to $2.3 million for fiscal year 2007 from $12.4 million for fiscal year 2006. This improvement is primarily attributable to scale through acquisitions and organic growth, combined with effective cost management initiatives. Offsetting these improvements was an increase in costs related to the Special Committee investigation of $1.8 million and a net increase in intangible asset amortization/impairment of $0.9 million.

From a cash flow perspective, cash flows provided by operating activities were $1.4 million during the fiscal year ended December 29, 2007. Net cash flows used in operating activities were $8.9 million during the fiscal year ended December 30, 2006. The improvement in cash flow from operating activities during the fiscal year ended December 29, 2007 as compared with the 2006 period primarily related to improvements in operating results. This increase in cash flows was achieved notwithstanding cash used to fund the stock option review. We used $11.0 million in net cash to fund the acquisitions of Cartesian, RVA and TWG mostly offset by $10.1 million in proceeds from sales of short-term investments.

At December 29, 2007, we have working capital in excess of $32 million and minimal long-term obligations. Our short-term investments consist of money market funds and investment-grade auction rate securities (“ARS”). Returns on our short-term investments have increased over recent periods as a result of increasing interest rates.

Due to recent events in the credit markets, the liquidity of ARS has been called into question. As part of the ongoing credit market crisis, many ARS from various issuers have failed to receive sufficient order interest from potential investors to clear successfully, resulting in failed auctions. As of the filing of our Annual Report on Form 10-K, we hold ARS in the amount of $14.9 million supported by government guaranteed student loans. Beginning in February 2008, we began to experience failed auctions for securities in our ARS portfolio. It is our understanding these failed auctions are likely to continue over at least the next several months. We do not believe these failed auctions are indicative of a credit risk concern due to the fact that the underlying collateral is fully guaranteed through the Federal Family Education Loan Program of the U.S. Department of Education. However, these auction failures do affect the liquidity of these investments. The principal associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers establish a different form of financing to replace these securities or final payments come due according to contractual maturities ranging from approximately 22 to 36 years. For each unsuccessful auction, the interest rate moves to a maximum rate defined for each security. If we continue to hold our ARS, the entire amount of ARS may be reclassified from current to non-current assets on our balance sheet at some point in the future, which would reduce our working capital and current ratio. Furthermore, based on an analysis of the fair value of the these securities, we may need to record an impairment related to these ARS. Although we currently believe that any decline in the fair market value of these securities would be temporary, there is a risk that the decline in value may ultimately be deemed to be other-than-temporary. Should we determine that the decline in value of these securities is other-than-temporary, it would result in a loss being recognized in our consolidated statement of operations, which could be material. In the event we are able to successfully liquidate our ARS portfolio we intend to reinvest these balances into money market or similar investments. Based on our expected operating cash flows, and our other sources of cash, we do not currently anticipate the potential lack of liquidity of these investments will affect our ability to execute our current business plan. See “Critical Accounting Policies” and Item 8, “Consolidated Financial Statements,” Note 16, “Subsequent Event” for further discussion of our ARS.

CRITICAL ACCOUNTING POLICIES —

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

While the selection and application of any accounting policy may involve some level of subjective judgments and estimates, we believe the following accounting policies are the most critical to our consolidated financial statements, potentially involve the most subjective judgments in their selection and application, and are the most susceptible to uncertainties and changing conditions:

•	Short-term Investments;

•	Allowance for Doubtful Accounts;

•	Fair Value of Acquired Businesses;

•	Impairment of Goodwill and Long-lived Intangible Assets;

•	Revenue Recognition;

•	Share-based Compensation Expense;

•	Accounting for Income Taxes; and

•	Research and Development and Capitalized Software Costs.

Short-term Investments — Short-term investments, which consist of investment-grade auction rate securities, are classified as “available for sale” under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, the short-term investments are reported at fair value, with any related unrealized gains and losses included as a separate component of stockholders’ equity, net of applicable taxes, when applicable. Realized gains and losses and interest and dividends are included in interest income within the Consolidated Statements of Operations and Comprehensive Loss. Historically, auction rate securities reset every 28 to 35 days; consequently, interest rate movements generally did not have a material effect on the fair value of these investments. At December 29, 2007 and December 30, 2006 there were no unrealized gains or losses on short-term investments.

Due to recent events in the credit markets, the liquidity of ARS has been called into question. As part of the ongoing credit market crisis, many ARS from various issuers have failed to receive sufficient order interest from potential investors to clear successfully, resulting in failed auctions. As of December 29, 2007, we held $17.1 million in ARS. Subsequent to year end, all of the ARS held in our portfolio were successfully auctioned. The successful auctions of our entire ARS portfolio subsequent to our year-end confirm there is no impairment of these investment balances at December 29, 2007. As of the filing of our Annual Report on Form 10-K, we hold ARS in the amount of $14.9 million supported by government guaranteed student loans. The remaining $2.2 million balance was converted to cash or money market investments.

Beginning in February 2008, we began to experience failed auctions within our remaining ARS portfolio. It is our understanding these failed auctions are likely to continue at least over the next several months. We do not believe these failed auctions are indicative of a credit risk concern due to the fact that the underlying collateral is fully guaranteed through the Federal Family Education Loan Program of the U.S. Department of Education. However, these auction failures do affect the liquidity of these investments.

We continually monitor the credit quality and liquidity of our ARS. To the extent we believe we will not be able to collect all amounts due according to the contractual terms of a security, we will record an other-than-temporary impairment. At this time, we are uncertain as to when the liquidity issues related to these investments will improve. Accordingly, the entire amount of ARS may be reclassified from current to non-current assets on our balance sheet at some point in the future. While our ARS portfolio is asset backed and supported by government guarantees, if the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we could be required to record realized or unrealized losses on these investments in the future. We will continue to value our ARS portfolio in future reporting periods using a model that takes into consideration the financial conditions of the ARS issuer, bond insurers and the value of the collateral bonds. This could require us to recognize unrealized losses in accordance with SFAS No. 115.

Allowances for Doubtful Accounts — Substantially all of our receivables are owed by companies in the communications industry. We typically bill customers for services after all or a portion of the services have been performed and require customers to pay within 30 to 60 days. We attempt to control credit risk by being diligent in credit approvals, limiting the amount of credit extended to customers and monitoring customers’ payment records and credit status as work is being performed for them.

We recorded bad debt expense in the amounts of $380,000 and $263,000 for fiscal years 2007 and 2006, respectively. Our allowance for doubtful accounts totaled $562,000 and $378,000 at the end of fiscal years 2007 and 2006, respectively. The calculation of these amounts is based on judgment about the anticipated default rate on receivables owed to us as of the end of the reporting period. That judgment was based on uncollected account experience in prior years and our ongoing evaluation of the credit status of our customers and the communications industry in general.

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

Fair Value of Acquired Businesses — TMNG has acquired seven organizations over the last six years. A significant component of the value of these acquired businesses has been allocated to intangible assets. SFAS No. 141, “Business Combinations” requires acquired businesses to be recorded at fair value by the acquiring entity. SFAS No. 141 also requires that intangible assets that meet the legal or separable criterion be separately recognized on the financial statements at their fair value, and provides guidance on the types of intangible assets subject to recognition. Determining the fair value for these specifically identified intangible assets involves significant professional judgment, estimates and projections related to the valuation to be applied to intangible assets like customer lists, employment agreements and trade names. The subjective nature of management’s assumptions adds an increased risk associated with estimates surrounding the projected performance of the acquired entity. Additionally, as the Company amortizes the intangible assets over time, the purchase accounting allocation directly impacts the amortization expense the Company records on its financial statements.

Impairment of Goodwill and Long-lived Intangible Assets — As of December 29, 2007, we have $13.4 million in goodwill and $11.6 million in long-lived intangible assets, net of accumulated amortization. Goodwill and other long-lived intangible assets arising from our acquisitions are subjected to periodic review for impairment. SFAS No. 142 “Goodwill and Other Intangible Assets” requires an annual evaluation at the reporting unit level of the fair value of goodwill and compares the calculated fair value of the reporting unit to its book value to determine whether impairment has been deemed to occur. Any impairment charge would be based on the most recent estimates of the recoverability of the recorded goodwill. If the remaining book value assigned to goodwill in an acquisition is higher than the estimated fair value of the reporting unit, there is a requirement to write down these assets. The determination of fair value requires management to make assumptions about future cash flows and discount rates. These assumptions require significant judgment and estimations about future events and are thus subject to significant uncertainty. If actual cash flows turn out to be less than projected, we may be required to take further write-downs, which could increase the variability and volatility of our future results.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” we use our best estimates based upon reasonable and supportable assumptions and projections to review for impairment of long-lived assets and certain identifiable intangibles to be held and used whenever events or changes in circumstances indicate that the carrying amount of our assets might not be recoverable.

During 2007, an assessment of impairment values was completed and no impairment charge was deemed necessary. In the fourth quarter of 2006, we recognized a $2.1 million charge for the impairment of the carrying amount of our Adventis business. The impairment charge was the result of lower than expected operating results coupled with a reduction in the size and scope of operations which impacted our assessment of future cash flows of the Adventis business.

Revenue Recognition — We recognize revenue from time and materials consulting contracts in the period in which our services are performed. In addition to time and materials contracts, our other types of contracts include time and materials contracts not to exceed contract price, fixed fee contracts, and contingent fee contracts. We recognize revenues on milestone or deliverables-based fixed fee contracts and time and materials contracts not to exceed contract price using the percentage of completion method prescribed by AICPA Statement of Position (“SOP”) No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” For fixed fee contracts where services are not based on providing deliverables or achieving milestones, the Company recognizes revenue on a straight-line basis over the period during which services are expected to be performed. In connection with some fixed fee contracts, we receive payments from customers that exceed recognized revenues. We record the excess of receipts from customers over recognized revenue as deferred revenue. Deferred revenue is classified as a current liability to the extent it is expected to be earned within twelve months from the date of the balance sheet.

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

We also may enter into contingent fee contracts, in which revenue is subject to achievement of savings or other agreed upon results, rather than time spent. Due to the nature of contingent fee contracts, we recognize costs as they are incurred on the project and defer revenue recognition until the revenue is realizable and earned as agreed to by our clients. Although these contracts can be very rewarding, the profitability of these contracts is dependent on our ability to deliver results for our clients and control the cost of providing these services. These types of contracts are typically more results-oriented and are subject to greater risk associated with revenue recognition and overall project profitability than traditional time and materials contracts. Revenues and costs associated with contingent fee contracts were $786,000 and $236,000, respectively, for the fiscal year ended December 29, 2007 and were not material for the fiscal year ended December 30, 2006.

Share-Based Compensation Expense — We grant stock options and nonvested stock to our employees and also provide employees the right to purchase our stock at a discount pursuant to an employee stock purchase plan. The benefits provided under these plans are share-based payment awards subject to the provisions of SFAS No. 123R, “Share-based Payment.” Under SFAS No. 123R, we are required to make significant estimates related to determining the value of our share-based compensation. Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock which are obtained from public data sources. For stock option grants issued during fiscal year ended December 29, 2007, we used a weighted-average expected stock-price volatility of 64%. The expected term of options granted is based on the simplified method in accordance with SAB No. 107 as our historical share option exercise experience does not provide a reasonable basis for estimation. As such, we used a weighted-average expected option life assumption of 6 years.

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

In addition, under SFAS No. 123R we are required to net estimated forfeitures against compensation expense. This requires us to estimate the number of awards that will be forfeited prior to vesting. If actual forfeitures in future periods are different than our initial estimate, the compensation expense that we ultimately record under SFAS No. 123R may differ significantly from what was originally estimated. The estimated forfeiture rate for unvested options outstanding as of December 29, 2007 is 30%.

Accounting for Income Taxes — Accounting for income taxes requires significant estimates and judgments on the part of management. Such estimates and judgments include, but are not limited to, the effective tax rate anticipated to apply to tax differences that are expected to reverse in the future, the sufficiency of taxable income in future periods to realize the benefits of net deferred tax assets and net operating losses currently recorded and the likelihood that tax positions taken in tax returns will be sustained on audit.

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” and Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). As required by SFAS No. 109, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of December 29, 2007, cumulative valuation allowances in the amount of $30.7 million were recorded in connection with the net deferred income tax assets. As of December 29, 2007, all of our domestic and foreign net operating losses were fully reserved. As required by FIN 48, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the Interpretation. Pursuant to FIN 48, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As of December 29, 2007, we have recorded a liability of approximately $524,000 for unrecognized tax benefits.

We have generated substantial deferred income tax assets related to our domestic operations primarily from the accelerated financial statement write-off of goodwill, the charge to compensation expense taken for stock options and net operating losses. For us to realize the income tax benefit of these assets, we must generate sufficient taxable income in future periods when such deductions are allowed for income tax purposes. In some cases where deferred taxes were the result of compensation expense recognized on stock options, our ability to realize the income tax benefit of these assets is also dependent on our share price increasing to a point where these options have intrinsic value at least equal to the grant date fair value and are exercised. In assessing whether a valuation allowance is needed in connection with our deferred income tax assets, we have evaluated our ability to generate sufficient taxable income in future periods to utilize the benefit of the deferred income tax assets. We continue to evaluate our ability to use recorded deferred income tax asset balances. If we continue to report domestic operating losses for financial reporting in future years, no additional tax benefit will be recognized for those losses, since we will not have accumulated enough positive evidence to support our ability to utilize net operating loss carryforwards in the future.

During the fourth quarter of 2007, we performed a review of our transfer pricing methodology specifically as it relates to inter-company charges for headquarter support services performed by our domestic entities on behalf of various foreign affiliates. We adopted a “cost plus fixed margin” transfer pricing methodology. While the application of the new transfer pricing methodology did not change the Company’s revenue or operating loss on a consolidated basis, it impacted the allocation of revenue and costs between the Company and its international subsidiaries, thus impacting the tax liability for certain international subsidiaries.

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

Research and Development and Capitalized Software Costs — Software development costs are accounted for in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. We capitalize development costs incurred during the period between the establishment of technological feasibility and the release of the final product to customers. During the fiscal year ended December 29, 2007, no software development costs were capitalized and $868,000 of these costs were expensed as incurred. During the fiscal year ended December 30, 2006, no software development costs were incurred.

We also incur research and development costs associated with development of new offerings and services. These product development costs are expensed as incurred. Research and development costs associated with product development were $281,000 in the fiscal year ended December 30, 2006. No product development costs were incurred in the fiscal year ended December 29, 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” (“FSP 157-1”) which amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13, with the exception of assets acquired and liabilities assumed in a business combination. In February 2008, the FASB issued Staff Position 157-2, “Effective Date of FASB Statement No. 157,” (“FSP 157-2”) which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. We are currently evaluating the impact, if any, that the adoption of SFAS No. 157, FSP 157-1, and FSP 157-2 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this statement will have no impact on our consolidated financial statements as we do not intend to elect to apply the provisions.

In June 2007, the FASB’s EITF issued EITF Issue No. 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” This issue requires that the tax benefits related to dividend equivalents paid on restricted stock units, which are expected to vest, be recorded as an increase to additional paid-in capital. EITF 06-11 is effective prospectively to the income tax benefits on dividends declared in fiscal years beginning after December 15, 2007. The adoption of this issue will have no impact on our consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB No. 110”). SAB No. 110 expresses the staff’s view regarding the use of the “simplified” method, as discussed in SAB No. 107, in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123R, “Accounting for Shared Base Payment.” At the time SAB No. 107 was issued, the SEC staff believed that more detailed external information about employee exercise behavior would, over time, become readily available to companies. Therefore, the SEC staff did not expect companies to use the simplified method for share option grants after December 31, 2007. SAB No. 110 acknowledges that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, SAB No. 110 would allow, under certain circumstances, the use of the simplified method beyond December 31, 2007. We have evaluated the impact of SAB No. 110 and will continue to use the simplified method for fiscal year 2008.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which replaces FAS 141. SFAS No. 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s fiscal year that begins after December 15, 2008. We will assess the impact of SFAS No. 141R if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.

Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of SFAS No. 160 is not expected to have an impact on our consolidated financial statements.

RESULTS OF OPERATIONS

FISCAL 2007 COMPARED TO FISCAL 2006

REVENUES

Revenues increased 111.3% to $71.9 million for the fiscal year 2007 from $34.0 million for the fiscal year 2006. The increase in revenue is primarily due to the acquisitions of Cartesian in January 2007, RVA in August 2007 and TWG in October 2007 which contributed $24.2 million, $9.3 million and $1.0 million, respectively, in revenue during 2007. With the acquisition of Cartesian we have added a reporting segment, the Software Solutions segment, in addition to our traditional Management Consulting Services segment.

Management Consulting Services Segment — Management Consulting Services segment revenues increased 40.1% to $47.7 million for 2007 from $34.0 million for the same period of 2006. The acquisitions of RVA and TWG accounted for $9.3 million and $1.0 million, respectively, of this increase. Revenues from the remainder of the segment added $3.4 million or 10.0% growth, due largely to growth in services to our global cable and broadband clientele, partially offset by reduction in revenues from our global strategy consulting practices.

During the fiscal year ended December 29, 2007, this segment provided services on 245 customer projects, compared to 217 projects performed in the fiscal year ended December 30, 2006. Average revenue per project was $195,000 in the fiscal year ended December 29, 2007 compared to $157,000 in the fiscal year ended December 30, 2006. The increase in average revenue per project is primarily attributable to an increase in the number of large projects due to the acquisition of RVA. Our international revenue of this segment of $8.0 in fiscal year 2007 represents a decrease to 16.9% of segment revenues from $7.2 million and 21.2% for fiscal year 2006. The decrease as a percentage of revenues was due to an overall increase in the mix of project activity domestically, driven by the acquisitions of RVA and TWG and a decrease in strategy engagements internationally during the period.

Revenues recognized in connection with fixed price and contingent fee engagements totaled $23.4 million and $14.4 million, representing 49.0% and 42.4% of total revenues of the segment, for the fiscal year ended December 29, 2007 and December 30, 2006, respectively. This increase is primarily due to the acquisition of RVA, partially offset by the mix of our organic business shifting to more time and material projects in fiscal year 2007 as compared to the fiscal year 2006.

Software Solutions Segment — Revenues of $24.2 million were generated for the fiscal year ended December 29, 2007. All revenues were generated internationally. During the fiscal year ended December 29, 2007, this segment provided services on 126 customer projects. Average software and services revenue per project was approximately $177,000. In addition, revenues from post-contract support services were approximately $1.9 million.

COST OF SERVICES

Cost of services increased 118.0% to $38.3 million for fiscal year 2007 compared to $17.5 million for fiscal year 2006. As a percentage of revenues, our gross profit margin was 46.8% for fiscal year 2007 compared to 48.4% for fiscal year 2006. The decrease in gross profit margin in 2007 compared to 2006 is primarily due a higher mix of larger and longer-term consulting engagements with discounted pricing in our Management Consulting Services segment and our new Software Solutions segment in 2007, combined with a lower mix of higher margin projects in our strategy consulting practice. Gross margins in both our management consulting services and software solutions segments are comparable. The addition of RVA in the second half of fiscal 2007 provided uplift to our margins. Cost of services also includes amortization of intangible assets acquired with Cartesian of $750,000, related to acquired software.

OPERATING EXPENSES

In total, operating expenses increased by 22.7% to $37.9 million for fiscal year 2007, from $30.9 million for fiscal year 2006. Operating expenses included selling, general and administrative costs (inclusive of share-based compensation), Special Committee stock option investigation charges, legal settlements, intangible asset amortization and impairment of goodwill, intangibles and long-lived assets.

Selling, general and administrative expense increased to $31.7 million for fiscal year 2007 compared to $27.4 million for fiscal year 2006. As a percentage of revenues, our selling, general and administrative expense was 44.1% for fiscal year 2007 compared to 80.7% for fiscal year 2006. During 2007, we had $6.3 million in incremental expense due to the acquisitions of the Cartesian, RVA and TWG businesses, offset by expense reductions in the remainder of the business of $2.0 million, or 7.4%, as compared to fiscal year 2006. The decrease in selling, general and administrative expenses, exclusive of Cartesian, RVA and TWG, was primarily due to a reduction in compensation of $1.6 million, a reduction in share-based compensation expense of $1.4 million, and reductions in travel and entertainment expenses of $0.6 million, partially offset by an increase in professional fees of $1.2 million. Included in selling general and administrative expenses for fiscal year 2007 is $0.9 million related to a senior executive incentive compensation plan approved by our Board of Directors. We continue to evaluate cost reductions through the integration of our acquisitions and alignment of costs to revenues for each operating segment.

Operating expenses included Special Committee charges of approximately $2.6 million and $0.7 million during 2007 and 2006, respectively, related to the investigation of our past stock option granting practices and related accounting. These costs primarily consisted of professional services for legal, accounting and tax guidance. Operating expenses for 2006 also included a $2.1 million charge for the impairment of the carrying amount of our Adventis business. The impairment charge was the result of lower than expected operating results coupled with a reduction in the size and scope of operations which impacted our assessment of future cash flows of the Adventis business.

Intangible asset amortization increased by $2.9 million to $3.6 million in fiscal year 2007, compared to $0.7 million in fiscal year 2006. The increase in amortization expense was due to the amortization of intangibles recorded in connection with the Cartesian, RVA and TWG acquisitions.

OTHER INCOME AND EXPENSES

Interest income was $1.5 million and $2.1 million for fiscal years 2007 and 2006, respectively, and represented interest earned on invested balances. Interest income decreased during fiscal year 2007 as compared to the same 2006 period due primarily to reductions in invested balances attributable to cash utilized for acquisitions and operating losses in fiscal years 2006 and 2007. We primarily invest in money market funds and auction rate securities as part of our overall investment policy. During 2007, we recorded other income in the amount of $452,000 related to the settlement of foreign withholding tax disputes.

INCOME TAXES

We recorded income tax provisions of $52,000 for both fiscal years 2007 and 2006. The income tax provisions for 2007 and 2006 primarily relate to state income taxes. For both fiscal years, we recorded no income tax benefit related to domestic pre-tax losses in accordance with the provisions of SFAS No. 109 which requires an estimation of our ability to use recorded deferred income tax assets. We have recorded a valuation allowance against all domestic and certain international deferred income tax assets generated due to uncertainty about their ultimate realization due to our history of net operating losses. If we continue to report domestic, federal net operating losses for financial reporting, no additional tax benefit will be recognized for those losses, since we will not have accumulated enough positive evidence to support our ability to utilize the net operating loss carryforwards in the future.

During the fourth quarter of 2007, we completed a transfer pricing study. While the results of the transfer pricing study did not change our revenues or operating loss on a consolidated basis, it impacted the allocation of costs between members of the consolidated group. As a result, the tax liability for certain international subsidiaries was reduced.

NET LOSS

We had a net loss of $2.3 million for fiscal year 2007, compared to $12.4 million for fiscal year 2006. The decrease in net loss is primarily attributable to increased revenues from our accretive acquisitions of Cartesian, RVA and TWG, combined with continued cost management initiatives and added leverage to the business model. Offsetting these improvements in 2007 were increases in intangible amortization related to acquisitions of $2.9 million and increased Special Committee investigation expenses of $1.8 million. In 2006, we recorded an impairment charge of $2.1 million for Adventis.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow provided by operating activities was $1.4 million in fiscal year 2007 compared to cash flow used in operating activities of $8.9 million for fiscal year 2006. The significant change in cash flow from operating activities in 2007 as compared to 2006 are due to improvements in operating results.

Cash flow used in investing activities was $1.3 million in fiscal year 2007 compared to cash flow provided by investing activities of $9.4 million for fiscal year 2006. Investing activities included $11.0 million for the acquisitions of Cartesian, RVA and TWG in fiscal year 2007 and $1.5 million for the acquisition of Adventis in fiscal year 2006. Investing activities include net proceeds from sales and reinvestments of investment securities of $10.1 million and $11.5 million in fiscal years 2007 and 2006, respectively. Cash used in or provided by investing activities also includes cash used to acquire office equipment, software and computer equipment of $0.4 million and $0.6 million in fiscal years 2007 and 2006, respectively.

Cash flow used in financing activities was $1.2 million and $0.5 million for fiscal years 2007 and 2006, respectively, primarily related to payments on long-term obligations, partially offset by proceeds received from the exercise of employee stock options and issuance of common stock pursuant to our employee stock purchase plan. Furthermore, cash used in financing activities for 2006 included $0.3 million related to the repurchase of common stock under our stock repurchase program.

At December 29, 2007, we had approximately $27.1 million in cash, cash equivalents, and short-term investments. We believe we have sufficient cash and short-term investments to meet anticipated cash requirements, including anticipated capital expenditures, consideration for possible acquisitions, and any future operating losses that may be incurred, for at least the next 12 months. Should our cash and short-term investments prove insufficient we might need to obtain new debt or equity financing to support our operations or complete acquisitions. We have established a flexible model that provides a lower fixed cost structure than most consulting firms, enabling us to scale operating cost structures more quickly based on market conditions. Our strong cash position and absence of long-term debt have enabled us to make acquisitions and related investments in intellectual property and businesses we believe are enabling us to capitalize on the current transformation of the industry; however, if demand for our consulting services is reduced and we experience negative cash flow, we could experience liquidity challenges at some future point.

As previously discussed, the liquidity of auction rate securities has been called into question due to the recent events in the credit markets. As part of the ongoing credit market crisis, many ARS from various issuers have failed to receive sufficient order interest from potential investors to clear successfully, resulting in failed auctions As of December 29, 2007, we held $17.1 million in ARS. Subsequent to year end, all ARS held in our portfolio were successfully auctioned. As of the filing of our Annual Report on Form 10-K, we hold ARS in the amount of $14.9 million supported by government guaranteed student loans. The remaining $2.2 million balance was converted to cash or money market investments. Beginning in February 2008, we began to experience failed auctions within our remaining ARS portfolio. It is our understanding these failed auctions are likely to continue at least over the next several months. We do not currently believe that these failed auctions are indicative of a credit risk concern due to the fact that the underlying collateral is fully guaranteed through the Federal Family Education Loan Program of the U.S. Department of Education. However, these auction failures do affect the liquidity of these investments. The principal associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers establish a different form of financing to replace these securities or final payments come due according to contractual maturities ranging from approximately 22 to 36 years. For each unsuccessful auction, the interest rate moves to a maximum rate defined for each security. In the event we are able to successfully liquidate our ARS portfolio we intend to reinvest these balances into money market or similar investments. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan. However, we are uncertain as to when the liquidity issues related to these investments will improve. If we still continue to hold the ARS for a period of time, we may need to reclassify such securities to long-term investments. Any such reclassification would cause our working capital and current ratio to decrease.

FINANCIAL COMMITMENTS AND OFF BALANCE SHEET ARRANGEMENTS

On January 2, 2007, we purchased 100% of the outstanding stock of Cartesian. On August 3, 2007, we acquired all of the outstanding membership interests of RVA. On October 5, 2007, we acquired all of the outstanding shares of stock of TWG. In addition to consideration paid at closing for these acquisitions, we have contingent purchase price obligations of approximately $5.7 million, $5.2 million and $2.8 million, respectively, at December 29, 2007 related to future earn-out consideration based upon the performance of Cartesian, RVA and TWG after the closing dates.

On February 19, 2008, the independent members of our Board of Directors approved an executive incentive compensation plan for fiscal year 2008 (the “Plan”). The Plan establishes a cash bonus pool (the “Pool”) for our chief executive officer, president and chief operating officer, and chief financial officer if we meet or exceed a non-GAAP earnings target of $7.0 million for fiscal year 2008. The calculation of the non-GAAP earnings target excludes non-cash charges (e.g., share-based compensation expense, depreciation and amortization, etc.) and may exclude extraordinary one-time items to the extent determined to be appropriate by the Compensation Committee. The amount available for payment from the Pool (“Payout Amount”) begins at $800,000 if we achieve the earnings target. If the earnings target is exceeded, the Payout Amount increases in accordance with a graduated, ascending scale ranging from 15% to 25% of the earnings in excess of the target, provided that the Payout Amount will in no event exceed $3,000,000. The distribution of the Payout Amount, if any, among our eligible executive management will be determined by the Compensation Committee and/or independent directors at a later date.

TRANSACTIONS WITH RELATED PARTIES

During fiscal years 2007 and 2006, we incurred legal fees of $128,000 and $348,000, respectively, for services provided by Bingham McCutchen, LLP, a law firm in which a member of our Board of Directors, Andrew Lipman, owns an equity interest. Payments made in fiscal year 2007 were in connection with our acquisition of Cartesian and other potential acquisition matters. Payments made in fiscal year 2006 were in connection with our acquisitions of Adventis and Cartesian. Our Board of Directors has affirmatively determined that such payments do not constitute a material relationship between the director and the Company and concluded the director is independent as defined by the NASDAQ corporate governance rules. All payments were made within the limitations set forth by NASDAQ Rules as to the qualifications of an independent director.

On April 3, 2006, TMNG acquired the business and primary assets of Adventis Ltd., the international operations of Adventis Corporation, a Delaware corporation and the parent of Adventis Ltd., a global consulting firm specializing in the interrelated sectors of telecom, technology and digital media. At the time of the transaction, Behrman Capital and its affiliates (collectively “Behrman”), owned 35% of TMNG’s outstanding common stock, and also owned 61% of the outstanding common stock of Adventis Corporation. Grant G. Behrman and William M. Matthes, both of whom served on our Board of Directors at that time, were the Co-Managing Partners of Behrman. Despite owning a majority of Adventis Corporation’s common stock, Behrman did not control Adventis Corporation at the time of this transaction. Adventis Corporation was under the control of its senior secured creditors as it underwent a sale of the business. In order to execute this purchase, TMNG formed a Special Committee of our Board of Directors to evaluate and approve the acquisition. The Special Committee consisted of the four independent board members not part of TMNG management or affiliated with Behrman. Behrman received none of the proceeds of this transaction.

As of December 29, 2007, there is one outstanding line of credit between the Company and its Chief Executive Officer, Richard P. Nespola, which originated in fiscal year 2001. Aggregate borrowings outstanding against the line of credit at December 29, 2007 and December 30, 2006 totaled $300,000 and are due in 2011. These amounts are included in other assets in the non-current assets section of the balance sheet. In accordance with the loan provisions, the interest rate charged on the loans is equal to the Applicable Federal Rate (AFR), as announced by the Internal Revenue Service, for short-term obligations (with annual compounding) in effect for the month in which the advance is made, until fully paid. Pursuant to the Sarbanes-Oxley Act, no further loan agreements or draws against the line may be made by the Company to, or arranged by the Company for its executive officers. Interest payments on this loan are current as of December 29, 2007.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The Management Network Group, Inc.
Overland Park, Kansas

We have audited the accompanying consolidated balance sheets of The Management Network Group, Inc. and subsidiaries (the “Company”) as of December 29, 2007 and December 30, 2006 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 29, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2007 and December 30, 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 29, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, respectively, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” using the modified prospective method on January 1, 2006, and Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes,” on December 31, 2006.

/s/	DELOITTE & TOUCHE LLP

KANSAS CITY, MISSOURI
March 28, 2008

THE MANAGEMENT NETWORK GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 29,	December 30,
	2007	2006
	(In thousands, except share data)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,022	$11,133
Short-term investments	17,125	27,200
Receivables:
Accounts receivable	13,044	5,063
Accounts receivable — unbilled	7,804	3,654

	20,848	8,717
Less: Allowance for doubtful accounts	(562)	(378)

Net Receivables	20,286	8,339
Prepaid and other assets	1,763	2,257

Total current assets	49,196	48,929

NONCURRENT ASSETS:
Property and equipment, net	1,784	846
Goodwill	13,365	13,365
Licenses and identifiable intangible assets, net	11,605	1,189
Other assets	616	967

Total Assets	$76,566	$65,296

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$1,927	$1,446
Accrued payroll, bonuses and related expenses	5,038	1,965
Other accrued liabilities	2,466	1,986
Income tax liabilities	861	271
Deferred revenue	3,554	33
Accrued contingent consideration	1,616
Unfavorable and other contractual obligations	1,668	649

Total current liabilities	17,130	6,350

NONCURRENT LIABILITIES
Deferred income tax liabilities	1,368
Unfavorable and other contractual obligations	1,716	2,189
Other noncurrent liabilities	524

Total noncurrent liabilities	3,608	2,189

Commitments and contingencies (Notes 8 and 12)
STOCKHOLDERS’ EQUITY:
Common stock:
Voting — $.001 par value, 100,000,000 shares authorized; 36,185,143 and 35,989,081 (including 200,000 treasury shares) shares issued and outstanding on December 29, 2007, and December 30, 2006, respectively	36	36
Preferred stock — $.001 par value, 10,000,000 shares authorized; no shares issued or outstanding
Additional paid-in capital	172,798	171,117
Accumulated deficit	(116,881)	(114,321)
Treasury stock, at cost	(345)	(345)
Accumulated other comprehensive income —
Foreign currency translation adjustment	220	270

Total stockholders’ equity	55,828	56,757

Total Liabilities and Stockholders’ Equity	$76,566	$65,296

See notes to consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Fiscal Year Ended
	December 29,	December 30,
	2007	2006
	(In thousands, except per share data)

Revenues	$71,875	$34,013
Cost of services (includes non-cash share-based compensation expense of $302 and $560 for the 2007 and 2006 fiscal years, respectively)	38,263	17,549

Gross Profit	33,612	16,464
Operating expenses:
Selling, general and administrative (includes non-cash share-based compensation expense of $1,145 and $2,297 for the 2007 and 2006 fiscal years, respectively)	31,723	27,443
Special Committee investigation	2,560	720
Legal settlement		(31)
Goodwill, intangible and long-lived asset impairment		2,074
Intangible asset amortization	3,612	686

Total operating expenses	37,895	30,892

Loss from operations	(4,283)	(14,428)
Other income (expense):
Interest income	1,546	2,111
Other, net	452	(1)

Total other income	1,998	2,110

Loss before income tax provision	(2,285)	(12,318)
Income tax provision	(52)	(52)

Net loss	(2,337)	(12,370)
Other comprehensive (loss) income —
Foreign currency translation adjustment	(50)	123

Comprehensive loss	$(2,387)	$(12,247)

Net loss per common share
Basic and diluted	$(0.07)	$(0.35)

Weighted average shares used in calculation of net loss per common share
Basic and diluted	35,868	35,699

See notes to consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	December 29,	December 30,
	2007	2006
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,337)	$(12,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill, intangible and long-lived asset impairment		2,074
Depreciation and amortization	4,872	1,094
Share-based compensation	1,447	2,857
Deferred taxes	(882)
Gain on disposal of assets	(82)
Bad debt expense	380	263
Other changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(54)	(354)
Accounts receivable — unbilled	(2,552)	(1,095)
Prepaid and other assets	1,480	(1,163)
Trade accounts payable	(322)	(495)
Income tax liabilities	113
Deferred revenue	(1,299)	32
Accrued liabilities	671	273

Net cash provided by (used in) operating activities	1,435	(8,884)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(9,325)	(15,750)
Proceeds from maturities/sales of short-term investments	19,400	27,250
Acquisition of business, net of cash acquired	(11,011)	(1,509)
Acquisition of property and equipment, net	(430)	(553)
Disposal of assets	82

Net cash (used in) provided by investing activities	(1,284)	9,438

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock through employee stock purchase plan	71	135
Repurchase of common stock		(345)
Payments made on unfavorable and other contractual obligations	(1,390)	(594)
Exercise of stock options	163	309

Net cash used in financing activities	(1,156)	(495)

Effect of exchange rate on cash and cash equivalents	(106)	123

Net (decrease) increase in cash and cash equivalents	(1,111)	182
Cash and cash equivalents, beginning of period	11,133	10,951

Cash and cash equivalents, end of period	$10,022	$11,133

Supplemental disclosure of cash flow information:
Cash paid during period for interest		$1

Cash paid during period for taxes	$165	$20

Accrued property and equipment additions	$125	$11

See notes to consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock					Accumulated
	$.001 Par		Additional			Other
	Voting		Paid-In	Accumulated	Treasury	Comprehensive	Unearned
	Shares	Amount	Capital	Deficit	Stock	Income	Compensation	Total
	(In thousands, except share data)

Balance, December 31, 2005	35,705,520	$36	$168,338	$(101,951)	$—	$147	$(522)	$66,048
Purchases of treasury stock					(345)			(345)
Reclassification of unearned compensation related to the adoption of Statement of Financial Accounting Standards No. 123R (Note 4)			(522)				522	—
Exercise of options	189,198		309					309
Employee stock purchase plan	91,363		135					135
Non-vested stock grants	10,000							—
Share-based compensation			2,857					2,857
Nonvested stock cancellations	(7,000)							—
Other comprehensive income — Foreign currency translation adjustment						123		123
Net loss				(12,370)				(12,370)

Balance, December 30, 2006	35,989,081	36	171,117	(114,321)	(345)	270	—	56,757

Cumulative effect of adopting FIN 48 (Note 7)				(223)				(223)
Exercise of options	95,906		163					163
Employee stock purchase plan	59,146		71					71
Non-vested stock grants	111,010							—
Share-based compensation			1,447					1,447
Nonvested stock cancellations	(70,000)							—
Other comprehensive income — Foreign currency translation adjustment						(50)		(50)
Net loss				(2,337)				(2,337)

Balance, December 29, 2007	36,185,143	$36	$172,798	$(116,881)	$(345)	$220	$—	$55,828

See notes to consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations — The Management Network Group, Inc. (“TMNG” or the “Company”) was founded in 1990 as a management consulting firm specializing in providing consulting services to the converging communications industry and the financial services firms that support it. A majority of the Company’s revenues are from customers in the United States, United Kingdom, and Western Europe. TMNG’s corporate offices are located in Overland Park, Kansas.

Principles of Consolidation — The consolidated statements include the accounts of TMNG and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Name of Subsidiary/Acquisition	Date Formed/Acquired

TMNG Europe Ltd. (“TMNG Europe”)	March 19, 1997
The Management Network Group Canada Ltd. (“TMNG Canada”)	May 14, 1998
TMNG.com, Inc.	June 1, 1999
TMNG Marketing, Inc.	September 5, 2000
TMNG Technologies, Inc.	September 5, 2001
Cambridge Strategic Management Group, Inc.	March 6, 2002
Cambridge Adventis Ltd.	March 1, 2006
Cartesian Ltd. (“Cartesian”)	January 2, 2007
RVA Consulting, LLC (“RVA”)	August 3, 2007
TWG Consulting, Inc. (“TWG”)	October 5, 2007

On January 2, 2007, the Company acquired one-hundred percent of the outstanding common stock of Cartesian, a United Kingdom-based software engineering and consulting firm. On August 3, 2007, the Company acquired all of the outstanding membership interests of RVA, a New Jersey based consulting firm specializing in the communications industry. On October 5, 2007, the Company acquired all of the outstanding shares of stock of TWG, a privately-held management consulting firm. The results of Cartesian, RVA and TWG are included in the results of operations subsequent to their respective dates of acquisition.

Fiscal Year — The Company reports its operating results on a 52/53-week fiscal year basis. The fiscal year end is determined as the Saturday ending nearest December 31. The fiscal years ended December 29, 2007 and December 30, 2006 reported 52 weeks of operating results and consisted of four equal 13-week quarters. The fiscal years ended December 29, 2007 and December 30, 2006 are referred to herein as fiscal years 2007 and 2006, respectively. TMNG Europe, TMNG Canada and Cartesian maintain year-end dates of December 31.

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

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Short-Term Investments — Short-term investments, which consist of investment-grade auction rate securities, are classified as “available for sale” under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, the short-term investments are reported at fair value, with any related unrealized gains and losses included as a separate component of stockholders’ equity, net of applicable taxes, when applicable. Realized gains and losses

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and interest and dividends are included in interest income within the Consolidated Statements of Operations and Comprehensive Loss. Historically, auction rate securities reset every 28 to 35 days; consequently, interest rate movements did not materially affect the fair value of these investments. At December 29, 2007 and December 30, 2006 there were no unrealized gains or losses on short-term investments. See Note 16 for recent developments with the Company’s auction rate securities portfolio.

Fair Value of Financial Instruments — The fair value of current financial instruments approximates the carrying value because of the short maturity of these instruments.

Property and Equipment — Property and equipment are stated at cost or acquisition date fair value less accumulated depreciation and amortization. Maintenance and repairs are charged to expense as incurred. Depreciation is based on the estimated useful lives of the assets and is computed using the straight-line method, and capital leases are amortized on a straight-line basis over the life of the lease. Asset lives range from three to seven years for computers and equipment. Leasehold improvements are capitalized and amortized over the life of the lease or useful life of the asset, whichever is shorter.

Research and Development and Capitalized Software Costs - Software development costs are accounted for in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, the date technological feasibility is reached, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. The Company capitalizes development costs incurred during the period between the establishment of technological feasibility and the release of the final product to customers if such costs are material. During 2007, $868,000 of these costs were expensed as incurred. No software development costs were capitalized during 2007. No software development costs were incurred during 2006.

The Company also incurs research and development costs associated with development of new offerings and services. These product development costs are expensed as incurred. Research and development costs (exclusive of associated sales and marketing related costs) were $281,000 in fiscal year 2006. No product development costs were incurred in fiscal year 2007.

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

Intangible Assets — Intangible assets are stated at cost or acquisition date fair value less accumulated amortization, and represent customer relationships acquired in the acquisitions of Cambridge Strategic Management Group (“CSMG”), Cartesian, RVA and TWG, and an investment in an exclusive marketing license with S3 Matching Technologies. Amortization is based on estimated useful lives of 3 to 62 months, depending on the nature of the intangible asset, and is recognized on a straight-line basis.

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the Company uses its best estimate, based on reasonable and supportable assumptions and projections, to review certain long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets might not be recoverable.

Income Taxes — The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements. A valuation allowance is provided when, in the opinion of management, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109,” (“FIN 48”) effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

FIN 48 requires that the cumulative effect of this change in accounting principle be recorded as an adjustment to opening accumulated deficit. As a result of the implementation of FIN 48, the Company recognized a cumulative effect adjustment of $223,000 as an increase to beginning accumulated deficit for fiscal year 2007. In addition, the Company identified approximately $271,000 in liabilities for unrecognized tax benefits which were previously reserved in “Income tax liabilities” on the consolidated balance sheet. The liability for uncertain tax positions was $524,000 as of December 29, 2007 and is included in “Other noncurrent liabilities” on the consolidated balance sheet. The adoption of FIN 48 did not have a material effect on the Company’s results of operations, financial condition or cash flows during 2007. However, FIN 48 may add volatility to the Company’s effective tax rate and, therefore, the expected income tax expense in future periods. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of the income tax provision. As of December 29, 2007 and December 30, 2006, the total amount of accrued income tax-related interest and penalties included in the Consolidated Balance Sheet was $169,000 and $139,000, respectively.

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

Foreign Currency Transactions and Translation — TMNG Europe, TMNG Canada, Cartesian and the international operations of CSMG conduct business primarily denominated in their respective local currency. Assets and liabilities have been translated to U.S. dollars at the period-end exchange rate. Revenue and expenses have been translated at exchange rates which approximate the average of the rates prevailing during each period. Translation adjustments are reported as a separate component of other comprehensive income in the consolidated statements of stockholders’ equity. Realized and unrealized exchange gains and losses included in results of operations were insignificant for all periods presented.

Share-Based Compensation — Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” which revised SFAS No. 123, “Accounting for Stock-based Compensation.” SFAS No. 123R requires all share-based payment transactions with employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period based on their relative fair values.

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company elected to use the Modified Prospective Application method for implementing SFAS No. 123R. The modified prospective transition method requires that share-based compensation expense be recorded for all new and unvested stock options, nonvested stock, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of the Company’s fiscal year 2006. Share-based compensation expense for awards granted prior to adoption of SFAS No. 123R is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123. See Note 4 for a full discussion of the Company’s share-based compensation arrangements.

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

In accordance with the provisions of SFAS No. 128, “Earnings per Share,” the Company uses the treasury stock method for calculating the dilutive effect of employee stock options and nonvested shares. These instruments will have a dilutive effect under the treasury stock method only when the respective period’s average market value of the underlying Company common stock exceeds the actual proceeds. In applying the treasury stock method, assumed proceeds include the amount, if any, the employee must pay upon exercise, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the options and the vesting of nonvested shares. The Company has not included the effect of stock options and nonvested stock in the calculation of diluted loss per share for fiscal years 2007 and 2006 as the Company reported a net loss for these periods and the effect would have been anti-dilutive.

Recent Accounting Pronouncements — In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” (“FSP 157-1”) which amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13, with the exception of assets acquired and liabilities assumed in a business combination. In February 2008, the FASB issued Staff Position 157-2, “Effective Date of FASB Statement No. 157,” (“FSP 157-2”) which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 157, FSP 157-1, and FSP 157-2 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this statement will have no impact on the Company’s consolidated financial statements as we do not intend to elect to apply the provisions.

In June 2007, the FASB’s EITF issued EITF Issue No. 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” This issue requires that the tax benefits related to dividend equivalents paid on restricted stock units, which are expected to vest, be recorded as an increase to additional paid-in capital. EITF 06-11 is effective prospectively to the income tax benefits on dividends declared in fiscal years beginning after December 15, 2007. The adoption of this issue will have no impact on the Company’s consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB No. 110”). SAB No. 110 expresses the staff’s view regarding the use of the “simplified” method, as discussed in SAB No. 107, in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123R, “Accounting for Shared Base Payment.” At the time SAB No. 107 was issued, the SEC staff believed that more detailed external information about employee exercise behavior would, over time, become readily available to companies. Therefore, the SEC staff did not expect companies to use the simplified method for share option grants after December 31, 2007. SAB No. 110 acknowledges that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, SAB No. 110 would allow, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company has evaluated the impact of SAB No. 110 and will continue to use the simplified method for fiscal year 2008.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which replaces FAS 141. SFAS No. 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company will assess the impact of SFAS No. 141R if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains it controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of SFAS No. 160 is not expected to have an impact on the Company’s consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	BUSINESS COMBINATIONS

TWG Consulting, Inc.

On October 5, 2007, the Company acquired all of the outstanding shares of stock of TWG, a privately-held management consulting firm. Prior to the acquisition, TMNG did not have any material relationship with TWG. Under the purchase agreement, TMNG agreed to acquire the entire ownership interest in TWG for a total cash purchase price of $1.5 million, including approximately $1.2 million paid for TWG’s working capital. The Company incurred approximately $0.1 million in transaction costs related to the acquisition. In the event TWG achieves certain performance targets, total consideration under the Agreement could increase to $4.3 million, including $1.3 million of possible contingent cash consideration and approximately 0.7 million shares of TMNG common stock valued at $1.5 million based on the share price at the date of close. TWG will be presented as a component of the Management Consulting Services segment.

The measurement of the respective assets and liabilities recognized in connection with the acquisition has been made in accordance with the provisions of SFAS No. 141. The fair value of the net assets acquired in the TWG acquisition exceeded the total consideration paid by the Company, resulting in negative goodwill of $0.3 million. Because the acquisition involves contingent consideration, the Company is required to recognize additional purchase consideration equal to the lesser of the negative goodwill or the maximum amount of contingent consideration of $2.8 million. The negative goodwill is included in the total purchase price and reflected as a current liability based on the anticipated resolution of the contingent feature. If and when contingent payments are earned, the Company will apply the payments against these contingent liabilities. Any contingent payments in excess of the initial accrued contingent consideration will be recorded as goodwill. To the extent contingent payments are not made, the Company will reduce the basis of certain acquired assets and any remaining negative goodwill will be charged to the results of operations as an extraordinary gain. None of the earn-out consideration was earned during the fiscal year ended December 29, 2007.

The aggregate purchase price of $1.9 million consisted of the following (in thousands):

Cash (including transaction costs)	$1,599
Accrued contingent consideration	263

Total purchase price	$1,862

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of acquisition. The allocation of the purchase price is based on preliminary estimates and is subject to further refinement. The allocation of the purchase price assigned to identifiable intangible assets was determined by management using applicable fair-value techniques.

At October 5, 2007
(Amounts in Thousands)

Acquired cash	$576
Other current assets	891
Customer relationships	300
Employment agreements	300
Customer backlog	100

Total assets acquired	2,167
Current liabilities assumed	305

Net assets acquired	$1,862

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the estimated useful life for the identifiable intangible assets. No residual values have been identified with these assets and each are amortized on a straight-line basis. As applicable, intangible assets are amortized over a period that is shorter than the anticipated useful life to ensure that the recognition of the costs better corresponds to their anticipated contribution to cash flows.

Amortization
Identifiable Intangible Asset	period
(In months)

Customer relationships	36
Employment agreements	48-60
Customer backlog	3

The transaction was structured as a stock acquisition, therefore any goodwill and specifically identifiable intangible assets recorded in the transaction will not be deductible for income tax purposes.

RVA Consulting, LLC

On August 3, 2007, the Company acquired all of the outstanding membership interests of RVA pursuant to a Membership Interest Purchase Agreement with the members of RVA. The transaction was valued at a purchase price of approximately $6.7 million in cash and potential earn-out consideration based upon performance of RVA after the closing date of up to approximately $2.8 million in cash and approximately 1.0 million shares of TMNG common stock valued at $2.4 million based on the share price at the date of close. The Company incurred approximately $0.2 million in transaction costs related to the acquisition. In addition, approximately $0.2 million of future purchase consideration was contingent on the continued employment of one of the selling members and was expensed over the employee’s service period of three months. TMNG assumed all liabilities of RVA, subject to certain indemnities on the part of the selling members. Certain of the selling members continue to be employed by and participate in the management of RVA after the closing date pursuant to written employment agreements. RVA will be presented as a component of the Management Consulting Services segment.

The measurement of the respective assets and liabilities recognized in connection with the acquisition has been made in accordance with the provisions of SFAS No. 141. The fair value of the net assets acquired in the RVA acquisition exceeded the total consideration paid by the Company, resulting in negative goodwill of $0.7 million. Because the acquisition involves contingent consideration, the Company is required to recognize additional purchase consideration equal to the lesser of the negative goodwill or the maximum amount of contingent consideration of $5.2 million. The negative goodwill is included in the total purchase price and reflected as a current liability based on the anticipated resolution of the contingent feature. If and when contingent payments are earned, the Company will apply the payments against these contingent liabilities. Any contingent payments in excess of the initial accrued contingent consideration will be recorded as goodwill. To the extent contingent payments are not made, the Company will reduce the basis of certain acquired assets and any remaining negative goodwill will be charged to the results of operations as an extraordinary gain. None of the earn-out consideration was earned during fiscal year ended December 29, 2007.

The aggregate purchase price of $7.6 million consisted of the following (in thousands):

Cash (including transaction costs)	$6,872
Accrued contingent consideration	749

Total purchase price	$7,621

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of acquisition. The allocation of the purchase price is based on preliminary estimates and is subject

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to further refinement. The allocation of the purchase price assigned to identifiable intangible assets was determined by management using applicable fair-value techniques.

At August 3, 2007
(Amounts in Thousands)

Acquired cash	$5,642
Other current assets	3,121
Furniture, fixtures and equipment	369
Customer relationships	3,400
Employment agreements	400
Customer backlog	2,100

Total assets acquired	15,032
Deferred revenue	4,575
Other current liabilities assumed	2,442
Noncurrent liabilities assumed	394

Total liabilities assumed	7,411

Net assets acquired	$7,621

The following table summarizes the estimated useful life for the identifiable intangible assets. No residual values have been identified with these assets and each are amortized on a straight-line basis. As applicable, intangible assets are amortized over a period that is shorter than the anticipated useful life to ensure that the recognition of the costs better corresponds to their anticipated contribution to cash flows.

Amortization
Identifiable Intangible Asset	period
(In months)

Customer relationships	48
Employment agreements	36
Customer backlog	12

The transaction was structured as an asset acquisition for income tax purposes, therefore any goodwill and specifically identifiable intangible assets recorded in the transaction will be deductible for income tax purposes.

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

The measurement of the respective assets and liabilities recognized in connection with the acquisition has been made in accordance with the provisions of SFAS No. 141. The fair value of the net assets acquired in the Cartesian acquisition exceeded the total consideration paid by the Company, resulting in negative goodwill of

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$4.0 million. Because the acquisition involves contingent consideration, the Company is required to recognize additional purchase consideration equal to the lesser of the negative goodwill or the maximum amount of contingent consideration of $9.2 million. The negative goodwill is included in the total purchase price and reflected as a current liability based on the anticipated resolution of the contingent feature. If and when contingent payments are earned, the Company will apply the payments against these contingent liabilities. Any contingent payments in excess of the initial accrued contingent consideration will be recorded as goodwill. To the extent contingent payments are not made, the Company will reduce the basis of certain acquired assets and any remaining negative goodwill will be charged to the results of operations as an extraordinary gain. Earn-out consideration of $3.5 million was earned and paid during fiscal year ended December 29, 2007. The payment of the earn-out consideration reduced the liability for accrued contingent consideration. Potential earn-out payments in excess of amounts already paid total $5.7 million at December 29, 2007.

The aggregate purchase price of $11.1 million consisted of the following (in thousands):

Cash	$7,030
Accrued contingent consideration	4,044

Total purchase price	$11,074

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of acquisition. The allocation of the purchase price assigned to identifiable intangible assets was determined by management using applicable fair-value techniques.

At January 2, 2007
(Amounts in Thousands)

Acquired cash	$1,787
Other current assets	6,421
Property, plant and equipment	533
Customer relationships	2,368
Acquired software	2,961
Employment agreements	1,974
Customer backlog	395
Tradename	395

Total assets acquired	16,834

Current liabilities assumed	3,332
Deferred income tax liabilities recognized	2,428

Total liabilities assumed and recognized	5,760

Net assets acquired	$11,074

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the estimated useful life for the identifiable intangible assets. No residual values have been identified with these assets and each are amortized on a straight-line basis. As applicable, intangible assets are amortized over a shortened estimated useful life to ensure that the recognition of the costs better corresponds to their anticipated contribution to cash flows.

Amortization
Identifiable Intangible Asset	period
(In months)

Customer relationships	48
Acquired software	48
Employment agreements	36
Customer backlog	12
Tradename	24

The transaction was structured as a stock acquisition, therefore any goodwill and specifically identifiable intangible assets recorded in the transaction will not be deductible for income tax purposes.

Adventis Limited

On April 3, 2006, TMNG acquired the business and primary assets of Adventis Ltd. (“Adventis”), the international operations of Adventis Corporation, a Delaware corporation and the parent of Adventis Ltd., a global consulting firm specializing in the interrelated sectors of telecom, technology and digital media. Adventis is a strategy consulting practice, with service offerings including analyses of industry and competitive environments; product and distribution strategies; finance, including business case development, modeling, cost analysis and benchmarking; and due diligence and risk assessment. The acquired international operations of Adventis Ltd. consisted of 27 consultants located in London, Berlin, and Shanghai with revenues from clients in Europe and Asia. The transaction was valued at a purchase price of approximately $1.93 million, with approximately $1.5 million paid in cash at closing, plus the assumption of approximately $0.4 million in net working capital deficiency, which included $0.3 million in professional fees and other costs related directly to the acquisition.

The measurement of the respective assets and liabilities recognized in connection with the acquisitions was made in accordance with the provisions SFAS No. 141. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of acquisitions. The allocation assigned to identifiable intangible assets was determined by management using applicable fair-value techniques.

At April 3,
2006
(In thousands)

Current assets	$1,393
Property, plant and equipment	126
Employment agreements	35
Customer backlog	168
Trade name	102
Goodwill	1,496

Total assets acquired	3,320
Current liabilities assumed	1,825

Net assets acquired	$1,495

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following the Company’s purchase of the assets of Adventis Ltd., on July 24, 2006, TMNG acquired certain US-based assets of Adventis Corporation for $172,000, including acquisition costs. The purchased assets include all intellectual property owned or licensed by Adventis Corporation and the hardware or devices on which it is stored (including all trademarks, service marks and logos, trades secrets and methods, client information, rights to the Adventis Corporation Web site, Board of Advisors rights, and the Adventis Corporation name).

During the fourth quarter of fiscal year 2006, the Company recognized a $2.1 million charge for the impairment of the carrying amount of Adventis. The impairment charge was the result of lower than expected operating results coupled with a reduction in the size and scope of operations which impacted the Company’s assessment of future cash flows of the Adventis business. The Company performed its annual impairment test for Adventis goodwill in accordance with SFAS No. 142, “Accounting for Goodwill and Intangible Assets.” Based on an analysis of projected future cash flows and utilizing the assistance of an independent valuation firm, the Company determined that the carrying value of goodwill acquired in the Adventis acquisition exceeded its fair market value and recorded an impairment loss of $1.5 million to write-off the balance. In conjunction with the SFAS No. 142 annual impairment test, the Company evaluated other intangible assets for potential impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with the provisions of SFAS No. 144, the Company determined the carrying value of the Adventis trade name exceeded its fair market value and recorded an impairment loss equal to its remaining book value of $252,000. Additionally, the Company determined the carrying value of the Adventis property and equipment exceeded its fair market value and recorded an impairment loss equal to its remaining book value of $329,000 (see Note 6).

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

Behrman Capital and its affiliates (collectively “Behrman”), an owner of 35% of TMNG’s outstanding common stock at the time of the transaction, also owned 61% of the outstanding common stock of Adventis Corporation. Grant G. Behrman and William M. Matthes, who served on the Company’s Board of Directors at the time of the transaction, were the Co-Managing Partners of Behrman. Despite owning a majority of Adventis Corporation’s common stock, Behrman did not control Adventis Corporation at the time of this transaction. Adventis Corporation was under the control of its senior secured creditors as it underwent a sale of the business. In order to execute this purchase, TMNG formed a Special Committee of the Company’s Board of Directors to evaluate and approve the acquisition. The Special Committee consisted of the four independent board members not part of TMNG management or affiliated with Behrman. Behrman received none of the proceeds of this transaction.

Pro Forma Combined Results

The operating results of Adventis, Cartesian, RVA and TWG have been included in the Consolidated Statements of Operations and Comprehensive Loss from their respective dates of purchase. The following reflects pro forma combined results of the Company and each of the acquired businesses as if the acquisitions had occurred as of January 1, 2006. In management’s opinion, this pro forma information does not necessarily reflect the actual results that would have occurred had the acquisitions been completed as of January 1, 2006, nor is it necessarily indicative of future results of operations of the combined entities.

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Ended
	December 29,	December 30,
	2007	2006
	(Unaudited)
	(In thousands, except per share amounts)

Total revenues	$91,935	$67,730
Net income (loss)	$5,401	$(10,484)
Basic and diluted net loss per common share	$0.15	$(0.29)

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill as of December 30, 2006 are as follows (in thousands):

Management
Consulting
Segment

Balance as of December 31, 2005	$13,365
2006 Adventis Goodwill (See Note 2)	1,496
2006 impairment loss on Adventis Goodwill (See Note 2)	(1,496)

Balance as of December 30, 2006	$13,365

There were no changes in the carrying amount of goodwill for the fiscal year ended December 29, 2007.

Included in intangible assets, net are the following (in thousands):

	December 29, 2007		December 30, 2006
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Customer relationships	$6,090	$(977)	$1,908	$(1,879)
Acquired software	2,988	(747)
Employment agreements	2,692	(736)
Customer backlog	2.598	(1,373)
Tradename	398	(199)
S3 license agreement	1,500	(629)	1,500	(340)

Total	$16,266	$(4,661)	$3,408	$(2,219)

The customer relationships of $1.9 million as of December 30, 2006 were fully amortized during 2007.

Intangible amortization expense for the fiscal year ended December 29, 2007 and December 30, 2006 was $4,362,000 and $686,000, respectively, including $750,000 reported in cost of services for the fiscal year ended December 29, 2007.

Future intangible amortization expense is estimated to be as follows (in thousands):

		Estimated
		Intangible
	Total Estimated	Amortization to
	Intangible	be Included in
Future Period	Amortization	Cost of Services

Fiscal year 2008	$4,874	$747
Fiscal years 2009 — 2012	6,731	1,494

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	SHARE-BASED COMPENSATION

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

On January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective transition method. Accordingly, prior period amounts were not restated for the adoption of SFAS No. 123R; however, the balance presented as unearned compensation on non-vested shares (restricted stock) and prior stock options granted with intrinsic value within stockholders’ equity has been reclassified to additional paid-in capital as of January 1, 2006. The adoption of the policy to net estimated forfeitures was immaterial, therefore no cumulative effect resulted. The Company elected to adopt the alternative transition method to account for the tax effects of share-based payment awards as provided in FASB Staff Position FAS 123(R)-3: “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” Compensation expense is based on the calculated fair value of the awards and is expensed over the service period (generally the vesting period). Prior to the adoption of SFAS No. 123R, the Company utilized the intrinsic value methodology in accounting for share-based compensation for employees and non-employee directors in accordance with the provisions of APB No. 25 and related Interpretations.

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

The Company estimates the fair value of its stock options and stock issued under the Employee Stock Purchase Plan using the Black-Scholes-Merton option pricing model. Groups of employees or non-employee directors that have similar historical and expected exercise behavior are considered separately for valuation purposes. The table below shows the weighted average of the assumptions used in estimating the fair value of stock options granted during fiscal years 2007, 2006 and 2005:

	Fiscal Year	Fiscal Year
	2007	2006

Risk-free interest rate	4.7%	4.8%
Expected life	6.2 years	6.2 years
Expected volatility factor	64%	82%
Expected dividend rate	0%	0%

The risk-free interest rate is based on the U.S. Treasury yield at the time of grant for a term equal to the expected life of the stock option; the expected life was determined using the simplified method of estimating the life as allowed under SAB No. 107; and the expected volatility is based on the historical volatility of the Company’s stock price for a period of time equal to the expected life of the stock option.

Nearly all of the Company’s share-based compensation arrangements utilize graded vesting schedules where a portion of the grant vests annually over a period of two to four years. The Company has a policy of recognizing compensation expense for awards with graded vesting over the requisite service period for each

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

separately vesting portion of the award as if the award was, in-substance, multiple awards. This policy has the effect of accelerating the recognition of expense when compared to a straight-line amortization methodology.

As of December 29, 2007, the Company has three share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans under SFAS No. 123R was $1.2 million and $2.9 million during 2007 and 2006, respectively. No income tax benefit related to share-based payment arrangements pursuant to these plans was realized in 2007. In addition, no compensation costs related to these arrangements were capitalized in either year. As of December 29, 2007, unrecognized compensation cost, net of estimated forfeitures, related to the unvested portion of all share-based compensation arrangements was approximately $2.9 million and is expected to be recognized over a weighted-average period of approximately 21 months. The Company has historically issued and expects to continue to issue new shares to satisfy stock option exercises, vesting of nonvested stock or purchases of shares under the Employee Stock Purchase Plan.

1998 EQUITY INCENTIVE PLAN

Stock Options

The Company’s 1998 Equity Incentive Plan, as amended and restated, (the “1998 Plan”) is a shareholder approved plan, which provides for the granting of incentive stock options and nonqualified stock options to employees, and nonqualified stock options and nonvested stock to employees, directors and consultants. The 1998 Plan will expire in September 2009. As of December 29, 2007, the Company has 4,143,278 shares of the Company’s common stock available for issuance upon exercise of outstanding options under the 1998 Plan. Incentive stock options are granted at an exercise price of not less than market value per share of the common stock on the date of grant as determined by the Board of Directors. Vesting and exercise provisions are determined by the Board of Directors. Between 1999 and 2006, however, the vesting and exercise provisions of most stock option grants, other than those made to executive officers and directors, were determined by management under an apparent or de facto delegation of such authority by the Board of Directors. Although the 1998 Plan does not expressly authorize such delegation, the Board of Directors has determined that these will be recognized as valid option grants.

As of December 29, 2007, all options granted under the 1998 Plan were non-qualified stock options. Options granted under the 1998 Plan generally become exercisable over a three to four year period beginning on the date of grant. Options granted under the 1998 Plan have a maximum term of ten years.

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the option activity of the Company’s 1998 Plan as of December 29, 2007 and changes during the year then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at December 30, 2006	5,465,594	$3.78
Granted	2,206,275	$2.19
Exercised	(95,906)	$1.69
Forfeited/cancelled	(2,781,622)	$3.13

Outstanding at December 29, 2007	4,794,341	$3.47	7.3 years	$1,507,000

Options vested and expected to be vested at December 29, 2007	3,961,643	$3.73	7.0 years	$1,285,000

Options exercisable at December 29, 2007	2,055,522	$5.14	4.9 years	$727,000

Weighted average fair value of options granted during the period		$1.40

The weighted average grant date fair value of options granted during 2006 was $1.63. The total intrinsic value of options exercised was $36,000 and $123,000 during 2007 and 2006, respectively. As of December 29, 2007, unrecognized compensation cost, net of estimated forfeitures, related to the unvested portion of stock options issued under the 1998 Plan was approximately $2.0 million and is expected to be recognized over a weighted-average period of approximately 20 months.

Nonvested Stock

As of December 29, 2007, the Company had 1,034,500 shares of the Company’s common stock available for grant as nonvested stock under the 1998 Plan. The shares are subject to restriction based upon a two to four year vesting schedule. The fair value of nonvested share awards is determined based on the closing trading price of the Company’s common stock on the grant date.

A summary of the status of nonvested stock granted under the 1998 Plan as of December 29, 2007 and changes during the year then ended is presented below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Outstanding at December 30, 2006	221,750	$2.30
Granted	12,500	$2.29
Vested	(56,750)	$2.22
Forfeited/cancelled	(70,000)	$2.48

Outstanding at December 29, 2007	107,500	$2.24

The weighted average grant date fair value of nonvested stock granted during 2006 was $2.10. As of December 29, 2007, there was $49,000 of total unrecognized compensation cost related to nonvested stock granted under the 1998 Plan. The cost is expected to be recognized over a weighted average period of 17 months. The total fair value of shares vested was $95,000 and $197,000 during 2007 and 2006, respectively.

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to the 12,500 of nonvested stock granted during 2007 under the 1998 Plan, the Company also issued 98,510 shares of nonvested stock as part of the acquisition of RVA. The vesting of these nonvested shares was contingent on the continued employment of one of the selling members. Approximately $0.2 million was expensed over the employee’s service period of three months.

2000 SUPPLEMENTAL STOCK PLAN

As of December 29, 2007, the Company has 2,383,058 shares of the Company’s common stock available for issuance upon exercise of outstanding options under the 2000 Supplemental Stock Plan (the “2000 Plan”). The 2000 Plan provides the Company’s common stock for the granting of nonqualified stock options to employees and is not subject to shareholder approval. Vesting and exercise provisions are determined by the Board of Directors. Options granted under the plan generally become exercisable over a period of up to four years beginning on the date of grant and have a maximum term of ten years.

A summary of the option activity of the Company’s 2000 Plan as of December 29, 2007 and changes during the year then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at December 30, 2006	1,121,972	$4.02
Granted	878,500	$2.31
Forfeited/cancelled	(600,736)	$4.87

Outstanding at December 29, 2007	1,399,736	$2.58	8.3 years	$263,000

Options vested and expected to be vested at December 29, 2007	1,084,290	$2.67	8.0 years	$192,000

Options exercisable at December 29, 2007	354,646	$3.44	5.1 years	$45,000

Weighted average fair value of options granted during the period		$1.45

The weighted average fair value of options granted during 2006 was $1.61. There were no options exercised during 2007. The total intrinsic value of options exercised during 2006 was $1,000. As of December 29, 2007, unrecognized compensation cost, net of estimated forfeitures, related to the unvested portion of stock options issued under the 2000 Plan was approximately $882,000 and is expected to be recognized over a weighted-average period of approximately 23 months.

EMPLOYEE STOCK PURCHASE PLAN

Under the Employee Stock Purchase Plan (ESPP), shares of the Company’s common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first day of the enrollment period or on the last day of each six-month period over the subsequent two years. Employees may purchase shares through a payroll deduction program having a value not exceeding 15% of their gross compensation during an offering period. During 2007, the Company recognized net expense of $50,000 in connection with SFAS No. 123R associated with the ESPP.

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	BUSINESS SEGMENTS, MAJOR CUSTOMERS AND SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

The Company identifies its segments based on the way management organizes the Company to assess performance and make operating decisions regarding the allocation of resources. In accordance with the criteria in SFAS No. 131 “Disclosure about Segments of an Enterprise and Related Information,” the Company has concluded it has two reportable segments beginning in the first quarter of fiscal 2007; the Management Consulting Services segment and the Software Solutions segment. The Management Consulting Services segment is comprised of five operating segments (Operations, Domestic Strategy, International Strategy, RVA and TWG) which are aggregated into one reportable segment. Management Consulting Services includes consulting services related to strategy and business planning, market research and analysis, organizational development, knowledge management, marketing and customer relationship management, program management, billing system support, operating system support, revenue assurance, and corporate investment services. Software Solutions is a single reportable operating segment that provides custom developed software, consulting and technical services. These services range from developing initial business and system requirements, to software development, software configuration and implementation, and post-contract customer support. The Company began reporting the Software Solutions segment as a result of the acquisition of Cartesian on January 2, 2007.

Management evaluates segment performance based upon income (loss) from operations, excluding share-based compensation (benefits), depreciation and intangibles amortization. Inter-segment sales were approximately $0.9 million during 2007. The Company had one reporting segment during 2006, the Management Consulting Services segment. In addition, in its administrative division, entitled “Not Allocated to Segments,” the Company accounts for non-operating activity and the costs of providing corporate and other administrative services to the segment.

Summarized financial information concerning the Company’s reportable segments is shown in the following table (in thousands):

	Management		Not
	Consulting	Software	Allocated to
	Services	Solutions	Segments	Total

As of and for the fiscal year ended December 29, 2007:
Revenues	$47,656	$24,219		$71,875
Income (loss) from operations	17,089	7,646	$(29,018)	(4,283)
Interest income			1,546	1,546
Income (loss) before income tax provision	17,089	7,646	(27,020)	(2,285)
Depreciation and amortization			4,872	4,872
Total assets	$13,372	$6,914	$56,280	$76,566
As of and for the fiscal year ended December 30, 2006:
Revenues	$34,013			$34,013
Income (loss) from operations	10,224		$(24,652)	(14,428)
Interest Income			2,111	2,111
Income (loss) before income tax provision	10,224		(22,542)	(12,318)
Depreciation and amortization			1,094	1,094
Total assets	$8,339		$56,957	$65,296

Segment assets, regularly reviewed by management as part of its overall assessment of the segments’ performance, include both billed and unbilled trade accounts receivable, net of allowances, and certain other

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets. Assets not assigned to segments include cash and cash equivalents, property and equipment, goodwill and intangible assets and deferred tax assets.

Revenues earned in the United States and internationally based on the location where the services are performed are as follows (amounts in thousands):

	Revenue		Loss Before Income Tax Provision
	FY	FY	FY	FY
	2007	2006	2007	2006

United States	$39,610	$26,815	$(1,259)	$(9,711)
International:
United Kingdom	29,835	4,631	(948)	(1,677)
Germany	745	1,686	(24)	(611)
Ireland	515		(16)
Spain	325		(10)
Japan	220	668	(7)	(242)
Monaco	207		(7)
Other	418	213	(14)	(77)

Total	$71,875	$34,013	$(2,285)	$(12,318)

Major customers in terms of significance to TMNG’s revenues (i.e. in excess of 10% of revenues) for fiscal years 2007 and 2006, and accounts receivable as of December 29, 2007 and December 30, 2006 were as follows (amounts in thousands):

	Revenues		Accounts Receivable
	Fiscal	Fiscal
	Year	Year	December 29,	December 30,
	2007	2006	2007	2006

Customer A	$18,102		$1,448
Customer B	$9,333	$387	$2,829	$3
Customer C	$4,210	$5,200	$1,527	$513

Revenues of $12.5M and $5.6M for Customer A were reported within the Software Solutions and Management Consulting Services segments, respectively, in fiscal year 2007. Revenues from Customers B and C were reported within the Management Consulting Services segment in both fiscal years 2007 and 2006. Revenues from the Company’s ten most significant customers accounted for approximately 73% and 62% of revenues for fiscal years 2007 and 2006, respectively.

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

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	PROPERTY AND EQUIPMENT

	December 29,	December 30,
	2007	2006
	(In thousands)

Furniture and fixtures	$1,081	$714
Software and computer equipment	3,028	2,321
Leasehold improvements	1,200	823

	5,309	3,858
Less: Accumulated depreciation and amortization	3,525	3,012

	$1,784	$846

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

Depreciation and amortization expense on property and equipment was $510,000 and $408,000 for fiscal years 2007 and 2006, respectively.

7.	INCOME TAXES

For fiscal years 2007 and 2006, the income tax (provision) benefit consists of the following (amounts in thousands):

	Fiscal	Fiscal
	Year	Year
	2007	2006

Federal
Current tax (expense) benefit	$(23)	$
Deferred tax (expense) benefit	(1,704)	1,896
Change in valuation allowance	1,704	(1,896)

	(23)	—
State
Current tax (expense) benefit	(80)	(45)
Deferred tax (expense) benefit	(343)	472
Change in valuation allowance	343	(472)

	(80)	(45)
Foreign
Current tax (expense) benefit	(831)	(7)
Deferred tax (expense) benefit	1,199	1,307
Change in valuation allowance	(317)	(1,307)

	51	(7)

Total	$(52)	$(52)

The Company has reserved all of its domestic net deferred tax assets and $1.7 million of its foreign deferred tax assets with a valuation allowance as of December 29, 2007, in accordance with the provisions of

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 109 “Accounting for Income Taxes.” Realization of the deferred tax asset is dependent on generating sufficient income in future periods. In evaluating the ability to use its deferred tax assets, the Company considers all positive and negative evidence including the Company’s past operating results, the existence of cumulative losses in the most recent fiscal year and the Company’s forecast of future income. In determining future income, the Company is responsible for assumptions utilized including the amount of state, federal and international operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future income and are consistent with the plans and estimates the Company is using to manage the underlying business.

The following is reconciliation between the provision for income taxes and the amounts computed based on loss from continuing operations at the statutory federal income tax rate (amounts in thousands):

	Fiscal Year 2007		Fiscal Year 2006
	Amount	%	Amount	%

Computed expected federal income tax benefit	$800	35.0	$4,311	35.0
State income tax expense, net of federal benefit	(275)	(12.0)	278	2.3
Forfeited vested stock options	(1,222)	(53.5)
Adjustment to estimated tax loss carryforward	(875)	(38.3)	(544)	(4.4)
Other	(210)	(9.2)	(422)	(3.4)
Change in valuation allowance	1,730	75.7	(3,675)	(29.9)

Total	$(52)	(2.3)	$(52)	(0.4)

Items giving rise to the provision for deferred income tax (provision) benefit are as follows (amounts in thousands):

	Fiscal	Fiscal
	Year	Year
	2007	2006

Goodwill	$(1,409)	$(1,409)
Bad debt reserve	86	(3)
Share-based compensation expense	(1,617)	(272)
Intangible assets	1,164	(243)
Valuation allowance	1,730	(3,675)
Net operating loss carryforward	1,624	5,960
Unfavorable liabilities	(587)	(239)
Cash to accrual conversion	59
Other	(168)	(119)

Total	$882	$—

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant components of deferred income tax assets and the related balance sheet classifications, as of December 29, 2007 and December 30, 2006 are as follows (amounts in thousands):

	December 29,	December 30,
	2007	2006

Current deferred tax assets (liabilities):
Accounts receivable	$201	$115
Accrued expenses	260	366
Unfavorable liabilities	634	250
Cash to accrual conversion	(59)
Valuation allowance	(866)	(731)

Current deferred tax asset	$170	$—

Non-current deferred tax assets (liabilities):
Goodwill	$7,713	$9,121
Share-based compensation expense	1960	3,287
Unfavorable lease liability	585	846
Net operating loss carryforward	17,968	16,261
Intangible assets	(300)	2,341
Accrued contingent consideration	353
Cash to accrual conversion	(117)
Reserves	40	33
Other	278	266
Valuation allowance	(29,848)	(32,155)

Non-current deferred tax liabilities	$(1,368)	$—

The federal net operating loss carryforward as of December 29, 2007 is scheduled to expire as follows (amounts in thousands):

	Amount	Year

	$2,177	2016
	5,602	2023
	9,094	2024
	7,432	2025
	9,854	2026
	6,129	2027

Total	$40,288

The foreign net operating loss carryforward as of December 29, 2007 is $5.6 million and has no expiration date.

As of December 29, 2007, there are no unrecognized net operating loss carryforwards available to the Company related to excess tax benefits from the settlement of share-based awards.

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

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

FIN 48 requires that the cumulative effect of the change in accounting principle be recorded as an adjustment to opening accumulated deficit. As a result of the implementation of FIN 48, the Company recognized a cumulative effect adjustment of $223,000 as an increase to beginning accumulated deficit. In addition, the Company identified approximately $271,000 in liabilities for unrecognized tax benefits which were previously reserved. The liability for uncertain tax positions, including penalties and interest, was $524,000 as of December 29, 2007 and is included in “Other noncurrent liabilities” on the consolidated balance sheet. There were no increases or decreases in uncertain tax positions during 2007. All of the unrecognized tax benefit balance, if recognized, would impact the effective tax rate. The adoption of FIN 48 did not have a material effect on the Company’s results of operations, financial condition or cash flows during 2007. However, FIN 48 may add volatility to the Company’s effective tax rate and, therefore, the expected income tax expense in future periods.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of the income tax provision. During 2007, the Company’s income tax expense included $30,000 of income tax-related interest and penalties. As of December 29, 2007 and December 30, 2006, the total amount of accrued income tax-related interest and penalties included in the Consolidated Balance Sheet was $169,000 and $139,000, respectively. As of December 29, 2007, the Company believes there are no positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002. As of December 29, 2007, the Company has one examination in process by the Internal Revenue Service related to employment and stock option matters.

8.	LEASE COMMITMENTS

The Company leases office facilities, computer equipment, office furniture, and two automobiles under various operating leases expiring at various dates through November 2012.

Following is a summary of future minimum payments under operating leases that have initial or remaining non-cancellable lease terms at December 29, 2007 (amounts in thousands):

Operating
Fiscal Year	Leases

2008	$3,178
2009	2,854
2010	2,573
2011	1,028
2012	1,269

Total minimum lease payments	10,902
Future minimum rentals to be received under non-cancellable subleases	(1,130)

Minimum lease payments net of amounts to be received under subleases	$9,772

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Minimum operating lease payments include the off-market portion of lease payments recorded through purchase accounting in connection with the Company’s acquisition of CSMG and continuing lease commitments associated with the consolidation of office space. The unamortized balance of the unfavorable lease liabilities and their balance sheet classification as of December 29, 2007 and December 30, 2006, are as follows:

	December 29,	December 30,
	2007	2006

Current unfavorable lease obligations	$709	$625
Non-current unfavorable lease obligations	1,475	2,105

	$2,184	$2,730

Total rental expense was approximately $2,445,000 and $1,410,000 for fiscal years 2007 and 2006, respectively, and was recorded in selling, general and administrative expenses.

9.	LOAN TO OFFICER

As of December 29, 2007, there is one outstanding line of credit between the Company and its Chief Executive Officer, Richard P. Nespola, which originated in fiscal year 2001. Aggregate borrowings outstanding against the line of credit at December 29, 2007 and December 30, 2006 totaled $300,000 and are due in 2011. These amounts are included in other assets in the non-current assets section of the balance sheet. In accordance with the loan provisions, the interest rate charged on the loans is equal to the Applicable Federal Rate (AFR), as announced by the Internal Revenue Service, for short-term obligations (with annual compounding) in effect for the month in which the advance is made, until fully paid. Pursuant to the Sarbanes-Oxley Act, no further loan agreements or draws against the line may be made by the Company to, or arranged by the Company for its executive officers. Interest payments on this loan are current as of December 29, 2007.

10.	LETTER OF CREDIT

In March 2002, the Company entered into a $1.0 million standby letter of credit (“LOC”) facility with a financial institution in connection with an acquisition. The LOC was required as part of the assignment of the leased office space from the seller to the Company. The Company originally collateralized the LOC with a $1.0 million cash deposit with reductions in this amount based on passage of time. As of December 29, 2007 and for the remainder of the term of the LOC, the required collateral amount is $273,000. The collateral deposited for this LOC is included in “Cash and Cash Equivalents” on the Company’s consolidated balance sheet as of December 29, 2007 and December 30, 2006. The Company would be required to perform under the agreement in the event it was to default on balances due and owing the landlord on the leased office space. An obligation has not been recorded in connection with the LOC on the Company’s consolidated balance sheet as of December 29, 2007 and December 30, 2006.

11.	RELATED PARTY TRANSACTIONS

During fiscal years 2007 and 2006, the Company incurred legal fees of $128,000 and $348,000, respectively, for services provided by Bingham McCutchen, LLP, a law firm in which a member of the Board of Directors, Andrew Lipman, owns an equity interest. Payments made in fiscal year 2007 were in connection with the Company’s acquisition of Cartesian and other potential acquisition matters. Payments made in fiscal year 2006 were in connection with the Company’s acquisitions of Adventis and Cartesian. All payments were within the limitations set forth by NASDAQ Rules as to the qualifications as an independent director.

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	COMMITMENTS AND CONTINGENCIES

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

The Company may become involved in various legal and administrative actions arising in the normal course of business. These could include actions brought by taxing authorities challenging the employment status of consultants utilized by the Company. In addition, future customer bankruptcies could result in additional claims on collected balances for professional services near the bankruptcy filing date. The resolution of any of such actions, claims, or the matters described above may have an impact on the financial results for the period in which they occur.

Upon the acquisition of RVA, the Company assumed a contractual liability pursuant to a services agreement originally entered into by RVA. Under this agreement, the Company has the right to use office space and to receive certain information technology and human resource services through December 2008. The Company is obligated to make remaining payments of $1.2 million. The off-market portion of these payments was recorded through purchase accounting in connection with the Company’s acquisition of RVA. As of December 29, 2007, the unamortized balance of the obligation was $0.9 million and is included as a current liability in “Unfavorable and other contractual obligations.”

On February 19, 2008, the independent members of the Company’s Board of Directors approved an executive incentive compensation plan for fiscal year 2008 (the “Plan”). The Plan establishes a cash bonus pool (the “Pool”) for the Company’s chief executive officer, president and chief operating officer, and chief financial officer if the Company meets or exceeds an non-GAAP earnings target of $7.0 million for fiscal year 2008. The calculation of the non-GAAP earnings target excludes non-cash charges (e.g., share-based compensation expense, depreciation and amortization, etc.) and may exclude extraordinary one-time items to the extent determined to be appropriate by the Compensation Committee. The amount available for payment from the Pool (“Payout Amount”) begins at $800,000 if the Company achieves the earnings target. If the earnings target is exceeded, the Payout Amount increases in accordance with a graduated, ascending scale ranging from 15% to 25% of the earnings in excess of the target, provided that the Payout Amount will in no event exceed $3,000,000. The distribution of the Payout Amount, if any, among the Company’s eligible executive management will be determined by the Company’s Compensation Committee and/or independent directors at a later date.

13.	SHARE REPURCHASE PROGRAM

On September 5, 2006, the Company’s Board of Directors approved a share repurchase program authorizing the purchase of up to 2,000,000 shares of TMNG common stock. Under the plan, the Company is authorized to repurchase stock from time to time in the open market or through privately negotiated transactions through September 1, 2008, in accordance with SEC rules. During 2006, the Company repurchased 200,000 shares of its common stock at an average purchase price of $1.72 for an aggregate cost of $345,000. In October 2006, the Company’s Board of Directors froze repurchase activity until further notice. Consequently, there were no share repurchases pursuant to the program during 2007. As of December 29, 2007, the Company had 1,800,000 shares remaining under the repurchase program. The repurchased shares have been classified as treasury stock within the stockholder’s equity section of the Consolidated Balance Sheet.

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	EMPLOYEE BENEFIT PLAN

The Company offers defined contribution plans to eligible employees. Such employees may contribute a percentage of their annual compensation in accordance with the plans guidelines. The plans provide for Company contributions that are subject to maximum limitations as defined by the plans. Company contributions to its defined contribution plans totaled $1,343,000 and $148,000 in the years ended December 29, 2007 and December 30, 2006, respectively.

15.	SPECIAL COMMITTEE INVESTIGATION

In November 2006, following an initial internal review of its stock option practices, the Company’s Board of Directors appointed a Special Committee of outside directors (the “Special Committee”) to conduct a full investigation of the Company’s past stock option granting practices and related accounting. As a result of the investigation, it was determined that incorrect measurement dates were used for financial accounting purposes for certain stock option and nonvested stock awards in prior years. The Special Committee recommended remedial measures to address the issues related to stock options and general corporate governance, oversaw the adoption of these measures and dissolved in July 2007. Operating expenses included costs of approximately $2.6 million and $0.7 million during fiscal years 2007 and 2006, respectively, related to the Special Committee investigation. These costs primarily consisted of professional services for legal, accounting and tax guidance.

16.	SUBSEQUENT EVENTS

Auction Rate Securities

Due to recent events in the credit markets, the liquidity of auction rate securities (“ARS”) has been called into question. In recent weeks as part of the ongoing credit market crisis, many ARS from various issuers have failed to receive sufficient order interest from potential investors to clear successfully, resulting in failed auction status. As of December 29, 2007, TMNG held $17.1 million in ARS, consisting of the following (amounts in thousands):

Balance at
Issuer	December 29, 2007

Vermont Student Assistance Corporation Education Loan Revenue Bonds	$6,800
Iowa Student Loan Liquidity Corporation Bonds	2,400
Iowa Student Loan Revenue Bonds	2,100
Missouri Higher Education Loan Revenue Bonds	1,800
Pennsylvania Higher Education Loan Revenue Bonds	1,400
Brazos Student Finance Corporation Student Loan Asset Backed Notes	1,000
College Loan Corporation Student Loan Asset Backed Notes	725
Indiana Education Loan Revenue Bonds	500
Kentucky Higher Education Loan Revenue Bonds	400

$17,125

Subsequent to year end, all ARS held in the Company’s portfolio were successfully auctioned. The successful auctions of our entire ARS portfolio subsequent to our year-end confirm there is no impairment of these investment balances at December 29, 2007. As of March 28, 2008, the Company holds ARS in the amount of $14.9 million supported by government guaranteed student loans. The remaining balance of $2.2 million has been converted to cash or money market investments.

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Beginning in February 2008, the Company began to experience failed auctions within its remaining ARS portfolio. It is the Company’s understanding these failed auctions are likely to continue at least over the next several months. The Company does not currently believe these failed auctions are indicative of a credit risk concern due to the fact that the underlying collateral is fully guaranteed through the Federal Family Education Loan Program of the U.S. Department of Education. However, these auction failures do affect the liquidity of these investments. The principal associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers establish a different form of financing to replace these securities or final payments come due according to contractual maturities ranging from approximately 22 to 36 years. For each unsuccessful auction, the interest rate moves to a maximum rate defined for each security. In the event the Company is able to successfully liquidate our ARS portfolio it intends to reinvest these balances into money market or similar investments.

While the Company’s ARS portfolio is asset backed and supported by government guarantees, if the issuers are unable to successfully close future auctions and their credit ratings deteriorate, it could be required to record realized or unrealized losses on these investments in the future. At this time, the Company is uncertain as to when the liquidity issues related to these investments will improve. Accordingly, the entire amount of ARS may be reclassified from current to non-current assets on the Company’s balance sheet at some point in the future. The Company will continue to value its ARS portfolio in future reporting periods using a model that takes into consideration the financial conditions of the ARS issuer, bond insurers and the value of the collateral bonds. Based on its analysis of the fair value of these securities, the Company may need to record an impairment related to these ARS. Although the Company currently believes that any decline in the fair market value of these securities would be temporary, there is a risk that the decline in value may ultimately be deemed to be other-than-temporary. Should it be determined that the decline in value of these securities is other-than-temporary, it would result in a loss being recognized in the Company’s consolidated statement of operations, which could be material, in accordance with SFAS No. 115.

Stockholder Rights Plan

Effective March 27, 2008, the Company’s Board of Directors adopted a stockholder rights plan, pursuant to which a dividend consisting of one preferred stock purchase right (a “Right”) will be distributed for each share of Company common stock held as of the close of business on April 7, 2008. The description and terms of the Rights are set forth in a Rights Agreement, dated as of March 27, 2008, between the Company and Computershare Trust Company, N.A., as Rights Agent (the “Rights Plan”).

The Company adopted the Rights Plan in an effort to protect against the triggering of limitations on the Company’s ability to utilize net operating loss carryforwards to offset future taxable income of the Company and to ensure, to the extent possible, that all stockholders receive fair and equal treatment in the event of a proposed takeover of the Company. The Company has experienced substantial net operating losses. See Note 7, “Income Taxes.” If the Company experiences an “ownership change” as defined in Section 382 of the Internal Revenue Code, the Company’s ability to use the net operating losses could be substantially diminished. An “ownership change” is generally a more than 50 percentage point increase in stock ownership, during a moving 3-year testing period, by stockholders owning or deemed to own 5% or more of the Company’s outstanding shares.

The Rights Plan is intended to deter any person or group and certain related parties from acquiring beneficial ownership of 5% or more of the Company’s outstanding common stock without the approval of the Company’s Board of Directors, and to limit the beneficial ownership of additional shares of common stock by existing beneficial owners of 5% or more of the outstanding common stock. The Rights Plan permits certain transferees of existing beneficial owners of 5% of more of the outstanding common stock (other than officers of the Company) to exceed the 5% limit under certain circumstances as described in the Rights Plan.

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Each Right, to the extent it becomes exercisable, would initially entitle the registered holder to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock at a purchase price of $8.00, subject to adjustment. The Rights do not become exercisable until the occurrence of certain events specified in the Rights Plan. In the event that any person or group exceeds the beneficial ownership limits and becomes an “Acquiring Person”, each Right not owned by the Acquiring Person and certain related parties would entitle the holder of the Right to purchase, at the purchase price, common stock of the Company having a market value equal to twice the purchase price. In addition, at any time after such event, and prior to the acquisition by any person or group of 50% or more of the outstanding common stock of the Company, the Board of Directors may, at its option, require each outstanding Right (other than Rights held by the Acquiring Person and related parties) to be exchanged for one share of Company common stock. Also, if a person or group becomes an Acquiring Person and the Company is acquired in a merger or other business combination or sells more than 50% of its assets or earning power, each Right (other than Rights held by the Acquiring Person and related parties) will entitle holders to purchase, by payment of the purchase price, common stock of the acquiring company with a value of twice the purchase price.

In certain circumstances, the Rights may be redeemed by the Company at an initial redemption price of $0.001 per Right. If the Rights are not earlier redeemed, the Rights Plan will terminate on March 27, 2018.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Not applicable.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedure

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

A review and evaluation was performed by our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of December 29, 2007.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 29, 2007.

Management has excluded from its assessment of internal control over financial reporting at December 29, 2007 its acquisitions of Cartesian on January 2, 2007, RVA on August 3, 2007, and TWG on October 5, 2007. Cartesian, RVA, and TWG represent 35.0%, 13.0%, and 1.4% of the Company’s consolidated total revenues, respectively, for the year ended December 29, 2007, and 25.2%, 21.7%, and 2.9% of the Company’s consolidated total assets, respectively, as of December 29, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the fourth fiscal quarter ended December 29, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders (the “Proxy Statement”) contains, under the captions “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” the information required by Item 10 of this Form 10-K, which information is incorporated herein by this reference.

ITEM 11.	EXECUTIVE COMPENSATION

The Proxy Statement contains under the captions “Election of Directors,” “Election of Directors — Non-Employee Director Compensation,” “Director Compensation and “Executive Compensation,” the information required by Item 11 of this Form 10-K, which information is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Proxy Statement contains under the captions “Security Ownership of Certain Beneficial Owners and Management” certain of the information required by Item 12 of this Form 10-K, which information is incorporated herein by this reference.

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(c)
	Number of		Number of Securities
	Securities to be Issued		Remaining Available
	Upon Exercise of	(b)	for Future Issuance
	Outstanding Options	Weighted Average	Under Equity Compensation
	or Vesting of Nonvested	Exercise Price of	Plans (Excluding Securities
	Stock	Outstanding Options	Reflected in Column (a))(1)

PLANS APPROVED BY SECURITY HOLDERS(1)
— 1998 Equity Incentive Plan — Stock Options	4,794,341	$3.47	4,143,278
— 1998 Equity Incentive Plan — Nonvested Stock	107,500	n/a	1,034,500
PLANS NOT APPROVED BY SECURITY HOLDERS
— 2000 Supplemental Stock Plan	1,399,736	$2.58	2,383,058

(1)	The amounts in the table do not include up to 167,423 shares that may be purchased under the 1999 Employee Stock Purchase Plan.

For an additional discussion of our equity compensation plans, see Item 8, “Consolidated Financial Statements,” Note 4, “Share-Based Compensation.”

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Proxy Statement contains under the captions “Certain Relationships and Related Transactions” and “Election of Directors” the information required by Item 13 of this Form 10-K, which information is incorporated herein by this reference.

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

(3) Exhibits. See accompanying Index to Exhibits. The Company will furnish to any stockholder, upon written request, any exhibit listed in the accompanying Index to Exhibits upon payment by such stockholder of the Company’s reasonable expenses in furnishing any such exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MANAGEMENT NETWORK GROUP, INC.

By:	/s/ RICHARD P. NESPOLA
RICHARD P. NESPOLA
CHAIRMAN OF THE BOARD AND CHIEF
EXECUTIVE OFFICER

Date: March 28, 2008

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ RICHARD P. NESPOLA Richard P. Nespola	Chairman of the Board and Chief Executive Officer (Principal executive officer)	March 28, 2008

/s/ DONALD E. KLUMB Donald E. Klumb	Chief Financial Officer and Treasurer (Principal financial officer and principal accounting officer)	March 28, 2008

/s/ MICKY K. WOO Micky K. Woo	Director	March 28, 2008

/s/ ANDREW LIPMAN Andrew Lipman	Director	March 28, 2008

/s/ ROBERT J. CURREY Robert J. Currey	Director	March 28, 2008

/s/ ROY A. WILKENS Roy A. Wilkens	Director	March 28, 2008

/s/ FRANK SISKOWSKI Frank Siskowski	Director	March 28, 2008

INDEX TO EXHIBITS

The following is a list of exhibits filed as part of this report.

Exhibit
Number	Description of Document

3.1	Certificate of Incorporation, filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 originally filed September 20, 1999 (Registration No. 333-87383), as amended (the “1999 S-1 Registration Statement”), is incorporated herein by reference as Exhibit 3.1.
3.2	Certificate of Designations of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on March 27, 2008, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 27, 2008 filed with the Securities and Exchange Commission, is incorporated herein by reference as Exhibit 3.2.
3.3	Amended and Restated By-laws, filed as Exhibit 3.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 13, 2008, is incorporated herein by reference as Exhibit 3.3.
4.1	Specimen Common Stock Certificate, filed as Exhibit 4.1 to the 1999 S-1 Registration Statement, is incorporated herein by reference as Exhibit 4.1.
4.2	Registration Rights Agreement, dated February 12, 1998, among the Company and certain holders of the Company’s common stock (the “Registration Rights Agreement”), filed as Exhibit 10.1 to the 1999 S-1 Registration Statement, is incorporated herein by reference as Exhibit 4.2.
4.3	Rights Agreement, dated as of March 27, 2008, by and between the Company and Computershare Trust Company N.A., filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 27, 2008 filed with the Securities and Exchange Commission, is incorporated herein by reference as Exhibit 4.3.
4.4	Form of Rights Certificate, filed as Exhibit B to the Rights Agreement filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 27, 2008, filed with the Securities and Exchange Commission, is incorporated herein by reference as Exhibit 4.4.
10.1	Registration Rights Agreement. (See Exhibit 4.2).
10.2	Form of Indemnification Agreement between the Company and each of its Directors and Officers, filed as Exhibit 10.2 to the 1999 S-1 Registration Statement, is incorporated herein by reference as Exhibit 10.2.(1)
10.3	1998 Equity Incentive Plan, as amended and restated on September 7, 1999, and the Form of Agreements thereunder, filed as Exhibit 10.3 to the 1999 S-1 Registration Statement, is incorporated herein by reference as Exhibit 10.3.(1)
10.4	1999 Employee Stock Purchase Plan and Form of Agreements thereunder, filed as Exhibit 10.4 to the 1999 S-1 Registration Statement, is incorporated herein by reference as Exhibit 10.4.(1)
10.5	2000 Supplemental Stock Plan and Form of Agreements thereunder, filed as Exhibit 10.16 to the Company’s Form 10-K for the fiscal year ended December 30, 2000, is incorporated herein by reference as Exhibit 10.5.(1)
10.6	Employment Agreement between the Company and Richard Nespola, dated January 5, 2004, filed as Exhibit 10.19 to the Company’s Form 10-K for the fiscal year ended January 3, 2004, is incorporated herein by reference as Exhibit 10.6.(1)
10.7	Sublease between Best Doctors, Inc. and Cambridge Strategic Management Group Inc. (formerly TMNG Strategy, Inc.), dated December 30, 2004, filed as Exhibit 10.21 to the Company’s Form 10-K for the fiscal year ended January 1, 2005, is incorporated herein by reference as Exhibit 10.7.
10.8	Asset Purchase Agreement, dated April 2, 2006, among Wilbass Limited, Adventis Limited, and Adventis Corporation, filed as Exhibit 10 to the Company’s Form 10-Q for the quarter ended April 1, 2006, is incorporated herein by reference as Exhibit 10.8.**
10.9	Share Purchase Agreement, dated December 22, 2006, between the Company and Janos Sivo, Alan Strong, William Hill and James Baker, regarding the acquisition of the outstanding common stock of Cartesian Limited, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2006, is incorporated herein by reference as Exhibit 10.9.

Exhibit
Number	Description of Document

10.10	Third Amended Lease Agreement between NewTower Trust Company Multi-Employer Property Trust and the Company, dated August 30, 2005, filed as Exhibit 10.10 to the Company’s Form 10-K for the fiscal year ended December 30, 2006, is incorporated herein by reference as Exhibit 10.10.
10.11	Third Additional Space Commencement Date Agreement between NewTower Trust Company Multi-Employer Property Trust and the Company, dated February 28, 2006, filed as Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended December 30, 2006, is incorporated herein by reference as Exhibit 10.11.
10.12	Membership Interest Purchase Agreement, dated July 30, 2007, between the Company and RVA Consulting, LLC, RVA Holdings, LLC, Mark Markowitz, Dawn Saitta, and Dale Reynolds, regarding the acquisition of all outstanding membership interests in RVA Consulting, LLC, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2007, is incorporated herein by reference as Exhibit 10.12.**
10.13	Stock Purchase Agreement, dated October 5, 2007, between the Company and TWG Consulting, Inc. and Marilyn Breitenstein, regarding the acquisition of the outstanding common stock of TWG Consulting, Inc., filed as Exhibit 2.1 to the Company’s Form 10-Q for the quarter ended September 29, 2007, is incorporated herein by reference as Exhibit 10.13.
10.14	Transitions Services Agreement among RVA Consulting, LLC, a subsidiary of the Company, and Publicis Selling Solutions, Inc, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 29, 2007, is incorporated herein by reference as Exhibit 10.14.
10.15	Lease Agreement between Cartesian Limited and Sun Life Assurance Company of Canada (U.K.) Limited, dated November 23, 2000, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2007, is incorporated herein by reference as Exhibit 10.15.
10.16	Fourth Amendment to Lease between NewTower Trust Company Multi-Employer Property Trust and the Company, dated July 10, 2007, is attached to this Form 10-K as Exhibit 10.16.
21.1	List of subsidiaries of the Company, prepared pursuant to Item 601(b)(21) of Regulation S-K is attached to this Form 10-K as Exhibit 21.1.
23.1	Consent of independent registered public accounting firm is attached to this Form 10-K as Exhibit 23.1.
24.1	Power of attorney (see signature page)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-K as Exhibit 31.1.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-K as Exhibit 31.2.
32.1	Certifications furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are attached to this Form 10-K as Exhibit 32.1.

(1)	Management contracts and compensatory plans and arrangements required to be filed as Exhibits pursuant to Item 15 of this report.

**	Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Redacted portions are indicated with the notation [***].