Form 10-Q
period 2008-03-29
MANAGEMENT NETWORK GROUP INC
filed 2008-05-13
CIK 1094814

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 29, 2008
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
913-345-9315
Registrant’s telephone number, including area code
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
      Large accelerated filer ☐               Accelerated filer ☐                         Non-accelerated filer ☐                         Smaller reporting company ☑
                                        (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of May 9, 2008, TMNG had outstanding 36,069,753 shares of common stock.

THE MANAGEMENT NETWORK GROUP, INC.
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THE MANAGEMENT NETWORK GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

	March 29,	December 29,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,068	$10,022
Short-term investments		17,125
Receivables:
Accounts receivable	16,120	13,044
Accounts receivable — unbilled	5,577	7,804

	21,697	20,848
Less: Allowance for doubtful accounts	(663)	(562)

Net Receivables	21,034	20,286
Prepaid and other current assets	1,694	1,763

Total current assets	35,796	49,196

NONCURRENT ASSETS:
Property and equipment, net	1,782	1,784
Goodwill	14,163	13,365
Licenses and identifiable intangible assets, net	10,168	11,605
Non-current investments	14,342
Other assets	655	616

Total Assets	$76,906	$76,566

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$1,749	$1,927
Accrued payroll, bonuses and related expenses	5,815	5,038
Other accrued liabilities	3,818	2,466
Income tax liabilities	432	861
Deferred revenue	4,007	3,554
Accrued contingent consideration	281	1,616
Unfavorable and other contractual obligations	1,455	1,668

Total current liabilities	17,557	17,130

NONCURRENT LIABILITIES:
Deferred income tax liabilities	1,017	1,368
Unfavorable and other contractual obligations	1,587	1,716
Other noncurrent liabilities	532	524

Total noncurrent liabilities	3,136	3,608

Commitments and contingencies (Note 10)

Total stockholders’ equity	56,213	55,828

Total Liabilities and Stockholders’ Equity	$76,906	$76,566

See notes to unaudited condensed consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended
	March 29,	March 31,
	2008	2007
Revenues	$21,541	$15,113

Cost of services [includes net non-cash share-based compensation expense (credits) of $193 and $(148) for the thirteen weeks ended March 29, 2008 and March 31, 2007, respectively]	11,414	8,319

Gross Profit	10,127	6,794
Operating Expenses:
Selling, general and administrative [includes net non-cash share-based compensation expense (credits) of $436 and $(296) for the thirteen weeks ended March 29, 2008 and March 31, 2007, respectively]	8,842	6,780
Special Committee investigation (a)		1,559
Intangible asset amortization	1,248	540

Total operating expenses	10,090	8,879

Income (loss) from operations	37	(2,085)
Interest income	306	417

Income (loss) before income tax provision	343	(1,668)
Income tax (provision) benefit	(82)	1

Net income (loss)	261	(1,667)

Other comprehensive (loss) income:
Foreign currency translation adjustment	(72)	42
Unrealized loss on auction rate securities	(458)

Comprehensive loss	$(269)	$(1,625)

Net income (loss) per common share
Basic and diluted	$0.01	$(0.05)

Weighted average shares used in calculation of net income (loss) per common share
Basic	36,343	35,716

Diluted	36,490	35,716

(a)	For a summary of the Special Committee investigation, refer to Note 15 of the Consolidated Financial Statements included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 28, 2008.
See notes to unaudited condensed consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	For the Thirteen Weeks Ended
	March 29,	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$261	$(1,667)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,592	872
Share-based compensation	629	(444)
Deferred taxes	(313)	(187)
Bad debt expense		151
Other changes in operating assets and liabilities:
Accounts receivable	(2,964)	(2,662)
Accounts receivable — unbilled	2,258	26
Prepaid and other assets	(5)	814
Trade accounts payable	(122)	296
Income tax liabilities	(416)	173

Accrued liabilities	1,597	168

Net cash provided by (used in) operating activities	2,517	(2,460)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities/sales of short-term investments	2,325	1,900
Acquisition of businesses, net of cash acquired	(1,151)	(5,243)
Acquisition of property and equipment, net	(216)	(41)

Net cash provided by (used in) investing activities	958	(3,384)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments made on unfavorable and other contractual obligations	(384)	(153)
Exercise of stock options	27	38

Net cash used in financing activities	(357)	(115)

Effect of exchange rate on cash and cash equivalents	(72)	38

Net increase (decrease) in cash and cash equivalents	3,046	(5,921)
Cash and cash equivalents, beginning of period	10,022	11,133

Cash and cash equivalents, end of period	$13,068	$5,212

Supplemental disclosure of cash flow information:
Cash paid during period for taxes	$804	$5

Accrued property and equipment additions	$66

See notes to unaudited condensed consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Reporting
The condensed consolidated financial statements and accompanying notes of The Management Network Group, Inc. and its subsidiaries (“TMNG,” “TMNG Global,” “we,” “us,” “our,” or the “Company”) as of March 29, 2008, and for the thirteen weeks ended March 29, 2008 and March 31, 2007 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the Company’s condensed consolidated financial position, results of operations, and cash flows as of these dates and for the periods presented. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Consequently, these statements do not include all the disclosures normally required by US GAAP for annual financial statements nor those normally made in the Company’s annual report on Form 10-K. Accordingly, reference should be made to the Company’s annual consolidated financial statements and notes thereto for the fiscal year ended December 29, 2007, included in the 2007 Annual Report on Form 10-K (“2007 Form 10-K”) for additional disclosures, including a summary of the Company’s accounting policies. The Condensed Consolidated Balance Sheet as of December 29, 2007 has been derived from the audited Consolidated Balance Sheet at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the thirteen weeks ended March 29, 2008 are not necessarily indicative of the results to be expected for the full year ending January 3, 2009.
Principles of Consolidation — The consolidated statements include the accounts of TMNG and the following wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Name of Subsidiary/Acquisition	Date Formed/Acquired
TMNG Europe Ltd.	March 19, 1997
The Management Network Group Canada Ltd.	May 14, 1998
TMNG.com, Inc.	June 1, 1999
TMNG Marketing, Inc.	September 5, 2000
TMNG Technologies, Inc.	September 5, 2001
Cambridge Strategic Management Group, Inc.	March 6, 2002
Cambridge Adventis Ltd.	March 1, 2006
Cartesian Ltd. (“Cartesian”)	January 2, 2007
RVA Consulting, LLC (“RVA”)	August 3, 2007
TWG Consulting, Inc. (“TWG”)	October 5, 2007
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
The Company may also enter into contingent fee contracts, in which revenue is subject to achievement of savings or other agreed upon results, rather than time spent. Due to the nature of contingent fee contracts, the Company recognizes costs as they are incurred on the project and defers revenue recognition until the revenue is realizable and earned as agreed to by its clients. Although these contracts can be very rewarding, the profitability of these contracts is dependent on the Company’s ability to deliver results for its clients and control the cost of providing these services. These types of contracts are typically more results-oriented and are subject to greater risk associated with revenue recognition and overall project profitability than traditional time and materials contracts. Revenues from contingent fee contracts were not material for the thirteen weeks ended March 29, 2008 and March 31, 2007.
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
Marketable Securities — Short-term investments and non-current investments, which consist of auction rate securities, are classified as “available for sale” under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, the marketable securities are reported at fair value, with any related unrealized gains and losses included as a separate component of stockholders’ equity, net of applicable taxes. Realized gains and losses, changes in value judged to be other-than-temporary, interest and dividends are included in interest income within the Consolidated Statements of Operations and Comprehensive Loss. Historically, auction rate securities reset every 28 to 35 days; consequently, interest rate movements did not materially affect the fair value of these investments. At December 29, 2007 there were no unrealized gains or losses on short-term investments. At March 29, 2008 there were temporary, unrealized losses of $458,000 on the Company’s auction rate securities that were reflected within comprehensive income. The Company’s auction rate securities were reclassified as non-current investments as of March 29, 2008. See Note 2 for further discussion of recent developments with the Company’s auction rate securities portfolio. In addition, the Company held $9.8 million and $6.7 million in money market funds at March 29, 2008 and December 29, 2007, respectively, that are classified as cash equivalents.
Fair Value Measurement - The Company utilizes the methods of fair value measurement as described in SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) to value its financial assets and liabilities. As defined in SFAS No. 157, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:
Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.
In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value. See Note 2 for the impact of adopting SFAS 157.
Research and Development and Capitalized Software Costs - Software development costs are accounted for in accordance with “SFAS” No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, the date technological feasibility is reached, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. The Company capitalizes development costs incurred during the period between the establishment of technological feasibility and the release of the final product to customers if such costs are material. During the thirteen weeks ended March 29, 2008 and March 31, 2007, respectively, $184,000 and $272,000, of these costs were expensed as incurred. No software development costs were capitalized during the thirteen weeks ended March 29, 2008 and March 31, 2007, respectively.
Recent Accounting Pronouncements — In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 was effective for the Company on December 30, 2007. However, in February 2008, the FASB issued Staff Position 157-2, “Effective Date of FASB Statement No. 157,” (“FSP 157-2”) which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. In February 2008, the FASB issued Staff Position 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” (“FSP 157-1”) which amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13, with the exception of assets acquired and liabilities assumed in a business combination. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 157 and FSP 157-2 for our non-financial assets will have on its consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which replaces FAS 141. SFAS No. 141R establishes principles and requirements for how an acquirer in a business combination (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company will assess the impact of SFAS No. 141R if and when a future acquisition occurs.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact, if any, the adoption of SFAS 161 will have on its consolidated financial statements.

2. Auction Rate Securities
As of March 29, 2008, TMNG held $14.3 million in auction rate securities for which the underlying collateral is fully guaranteed through the Federal Family Education Loan Program of the U.S. Department of Education. The Company’s auction rate securities portfolio as of March 29, 2008 consisted of the following:

Value at March 29,
Issuer	2008
Education Funding Capital Education Loan Backed Notes	$6,250
Access Group Inc. Federal Student Loan Asset Backed Notes	2,050
Kentucky Higher Education Loan Revenue Bonds A-4	1,900
Missouri Higher Education Loan Revenue Bonds	1,800
Utah State Board of Regents Revenue Bonds	1,400
Brazos Student Finance Corporation Student Loan Asset Backed Notes	1,000
Kentucky Higher Education Loan Revenue Bonds A-2	400

Par Value	14,800
Unrealized Loss on Principal	(458)

Fair Value	$14,342

The auction rate securities we hold are generally long-term debt instruments that provide liquidity through a Dutch auction process through which interest rates reset every 28 to 35 days. Given the liquidity created by the auctions historically, auction rate securities were presented as current assets under short-term investments on the Company’s balance sheet. Beginning in February 2008, auctions of the Company’s auction rate securities portfolio failed to receive sufficient order interest from potential investors to clear successfully, resulting in failed auctions. The principal associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers establish a different form of financing to replace these securities or final payments come due according to contractual maturities ranging from approximately 22 to 36 years. For each unsuccessful auction, the interest rate moves to a maximum rate defined for each security. At this time, the Company is uncertain as to when the liquidity issues related to these investments will improve. Accordingly, the entire amount of auction rate securities has been reclassified from current to non-current assets on the Company’s balance sheet as of March 29, 2008.
The Company values its auction rate securities portfolio using a model that takes into consideration those inputs that are based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. Although the auction rate securities continue to pay interest according to their stated terms, based on its analysis of the fair value of these securities, the Company recorded an impairment related to these auction rate securities. Auction rate securities with an original par value of approximately $14.8 million were written-down to an estimated fair value of $14.3 million as of March 29, 2008. Based on an analysis of other-than-temporary impairment factors, this write-down resulted in a temporary impairment charge of approximately $0.5 million reflected as an unrealized loss within other comprehensive income for the thirteen weeks ended March 29, 2008.
Although the Company currently believes that any decline in the fair market value of these securities is temporary, there is a risk that the decline in value may ultimately be deemed to be other-than-temporary. Should it be determined that the decline in value of these securities is other-than-temporary, it would result in a loss being recognized in the Company’s consolidated statement of operations in accordance with SFAS No. 115, which could be material.
As of March 29, 2008, the Company held $9.8 million in money market funds. The Company utilized Level 1 directly observable price quotes in active markets to measure fair value. Due to the lack of observable market quotes on the Company’s auction rate securities portfolio, the Company utilizes valuation models that rely exclusively on Level 3 inputs including those that are based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of the Company’s auction rate securities portfolio is subject to uncertainties that are difficult to predict. Factors that may impact the Company’s valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.
3. Business Combinations
TWG Consulting, Inc.
On October 5, 2007, the Company acquired all of the outstanding shares of stock of TWG, a privately-held management consulting firm. Prior to the acquisition, TMNG did not have any material relationship with TWG. Under the purchase agreement, TMNG agreed to acquire the entire ownership interest in TWG for a total cash purchase price of $1.5 million, including approximately $1.2 million paid for TWG’s working capital. The Company incurred approximately $0.1 million in transaction costs related to the acquisition. In the event TWG achieves certain performance targets, total consideration under the Agreement could increase to $4.3 million, including $1.3 million of possible contingent cash consideration and approximately 0.7 million shares of TMNG common stock valued at $1.5 million based on the weighted average share price for the twenty days preceding the date of close. TWG is presented as a component of the Management Consulting Services segment.
The measurement of the respective assets and liabilities recognized in connection with the acquisition has been made in accordance with the provisions of SFAS No. 141, “Business Combinations.” The fair value of the net assets acquired in the TWG acquisition exceeded the total consideration paid by the Company, resulting in negative goodwill of $0.3 million. Because the acquisition involves contingent consideration, the Company is required to recognize additional purchase consideration equal to the lesser of the negative goodwill or the maximum amount of contingent consideration of $2.8 million. The negative goodwill is included in the total purchase price and reflected as a current liability based on the anticipated resolution of the contingent feature. If and when contingent payments are earned, the Company will apply the payments against these contingent liabilities. Any contingent payments in excess of the initial accrued contingent consideration will be recorded as goodwill. To the extent contingent payments are not made, the Company will reduce the basis of certain acquired assets and any remaining negative goodwill will be charged to the results of operations as an extraordinary gain. None of the earn-out consideration was earned as of March 29, 2008.
The aggregate purchase price of $1.9 million consisted of the following (in thousands):

Cash paid at closing	$1,540
Transaction costs	59
Accrued contingent consideration	281

Total purchase price recognized at March 29, 2008	$1,880

RVA Consulting, LLC
On August 3, 2007, the Company acquired all of the outstanding membership interests of RVA pursuant to a Membership Interest Purchase Agreement with the members of RVA. TMNG assumed all liabilities of RVA, subject to certain indemnities on the part of the selling members. Certain of the selling members continue to be employed by and participate in the management of RVA after the closing date pursuant to written employment agreements. RVA is presented as a component of the Management Consulting Services segment. In addition to cash consideration paid at closing, the transaction included additional consideration for working capital true-ups and potential earn-out consideration based upon performance of RVA after the closing date. The aggregate potential purchase price of $12.8 million consists of the following (in thousands):

Cash paid at closing	$6,625
Transaction costs	247
Contingent consideration earned	830

Total purchase price recognized at March 29, 2008	7,702

Remaining contingent cash consideration	2,787
Remaining contingent stock consideration (based on weighted average share price for 30 day period preceding close)	2,353

Aggregate potential consideration	$12,842

The measurement of the respective assets and liabilities recognized in connection with the acquisition has been made in accordance with the provisions of SFAS No. 141. The fair value of the net assets acquired in the RVA acquisition exceeded the total consideration paid by the Company, resulting in negative goodwill. Because the acquisition involves contingent consideration, the Company was initially required to recognize additional purchase consideration equal to the lesser of the negative goodwill or the maximum amount of contingent consideration. At December 29, 2007, $0.7 million of negative goodwill was reflected as a current liability based on the anticipated resolution of the contingent feature. During the thirteen weeks ended March 29, 2008, additional consideration for working capital true-ups totaling $0.8 million was paid, resulting in the creation of $0.1 million of goodwill.
Cartesian Limited
On January 2, 2007, the Company acquired one-hundred percent of the outstanding common stock of Cartesian Limited. Cartesian is presented within the Software Solutions Segment. In addition to cash consideration paid at closing, the transaction included additional consideration for working capital true-ups and potential earn-out consideration based upon performance of Cartesian after the closing date. The aggregate potential purchase price of $16.3 million consists of the following (in thousands):

Cash paid at closing	$6,495
Transaction costs	534
Contingent consideration earned	4,835

Total purchase price recognized at March 29, 2008	11,864

Remaining contingent cash consideration	4,482

Aggregate potential consideration	$16,346

The measurement of the respective assets and liabilities recognized in connection with the acquisition has been made in accordance with the provisions of SFAS No. 141. The fair value of the net assets acquired in the Cartesian acquisition exceeded the total consideration paid by the Company, resulting in negative goodwill. Because the acquisition involves contingent consideration, the Company was initially required to recognize additional purchase consideration equal to the lesser of the negative goodwill or the maximum amount of contingent consideration. At December 29, 2007, $0.6 million of negative goodwill was reflected as a current liability based on the anticipated resolution of the contingent feature. During the thirteen weeks ended March 29, 2008, earn-out payments totaling $0.3 million were paid and an additional $1.0 million was earned and accrued for in “Other accrued liabilities” on the condensed consolidated balance sheet, resulting in the creation of $0.7 million of goodwill.
Pro Forma Combined Results
The operating results of Cartesian, RVA, and TWG have been included in the Condensed Consolidated Statements of Operations and Comprehensive Loss subsequent to the respective dates of the purchase. The following reflects pro forma combined results of the Company (including Cartesian, RVA, and TWG) as if the acquisitions had occurred as of January 1, 2007. In management’s opinion, this pro forma information does not necessarily reflect the actual results that would have occurred had the acquisitions been completed as of January 1, 2007 nor is it necessarily indicative of future consolidated results of operations of the Company.

For the Thirteen Weeks
Ended March 31, 2007
(Unaudited)
(In thousands, except per
share amounts)
Total revenues	$23,168
Net income	$51
Basic and diluted net income per common share	$0.00
4. Business Segments and Major Customers
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
Management evaluates segment performance based upon income (loss) from operations, excluding share-based compensation (benefits), depreciation and intangibles amortization. Inter-segment sales were approximately $727,000 and $24,000 in the thirteen weeks ended March 29, 2008 and March 31, 2007, respectively. In addition, in its administrative division, entitled “Not Allocated to Segments,” the Company accounts for non-operating activity and the costs of providing corporate and other administrative services to the segments.

Summarized financial information concerning the Company’s reportable segments is shown in the following table (amounts in thousands):

	Management		Not
	Consulting	Software	Allocated to
	Services	Solutions	Segments	Total
As of and for the thirteen weeks ended March 29, 2008:
Revenues	$15,975	$5,566		$21,541
Income (loss) from operations	4,784	1,790	$(6,537)	37
Total assets	$14,532	$6,502	$55,872	$76,906

As of and for the thirteen weeks ended March 31, 2007:
Revenues	$9,832	$5,281		$15,113
Income (loss) from operations	3,184	1,427	$(6,696)	(2,085)
Total assets	$9,844	$6,567	$56,379	$72,790
Segment assets, regularly reviewed by management as part of its overall assessment of the segments’ performance, include both billed and unbilled trade accounts receivable, net of allowances, and certain other assets. Assets not assigned to segments include cash and cash equivalents, property and equipment, goodwill and intangible assets and deferred tax assets.
Revenues earned in the United States and internationally based on the location where the services are performed are as follows (amounts in thousands):

	For the Thirteen Weeks Ended
	March 29,	March 31,
	2008	2007
United States	$13,467	$7,595
International:
United Kingdom	7,574	6,525
Germany		516
Japan		221
Ireland	286
Other	214	256

Total	$21,541	$15,113

Major customers in terms of significance to TMNG’s revenues (i.e. in excess of 10% of revenues) for the thirteen weeks ended March 29, 2008, and accounts receivable as of March 29, 2008 were as follows (amounts in thousands):

	For the
	thirteen	Accounts
	weeks ended	Receivable as
	March 29,	of March 29,
	2008	2008
Customer A	$6,569	$5,174
Customer B	$3,694	$5,795
Revenues from Customers A were reported within the Management Consulting Services segment. Revenues of $1.9 million and $1.8 million for Customer B were reported within the Software Solutions and Management Consulting Services segments, respectively, during the thirteen weeks ended March 29, 2008. Revenues from the Company’s ten most significant customers accounted for approximately 82% of revenues during the thirteen weeks ended March 29, 2008.

5. Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill for the thirteen weeks ended March 29, 2008 are as follows (in thousands):

	Management	Software
	Consulting	Solutions
	Segment	Segment	Total
Balance as of December 29, 2007	$13,365		$13,365
2008 Cartesian Goodwill		$717	717
2008 RVA Goodwill	81		81

Balance as of March 29, 2008	$13,446	$717	$14,163

Included in intangible assets, net are the following (in thousands):

	March 29, 2008		December 29, 2007
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Acquired software	$2,988	$(934)	$2,988	$(747)
Customer relationships	6,090	(1,364)	6,090	(977)
Employment agreements	2,692	(952)	2,692	(736)
Customer backlog	2,200	(1,500)	2,598	(1,373)
Tradename	398	(249)	398	(199)
S3 license agreement	1,500	(701)	1,500	(629)

	$15,868	$(5,700)	$16,266	$(4,661)

Intangible amortization expense for the thirteen weeks ended March 29, 2008 and March 31, 2007 was $1,433,000 and $723,000, respectively, including $185,000 and $183,000 reported in cost of services for the thirteen weeks ended March 29, 2008 and March 31, 2007, respectively. Future intangible amortization expense is estimated to be as follows (in thousands):

		Estimated
		intangible
	Total estimated	amortization to
	intangible	be included in
Future Period	amortization	cost of services
Remainder of fiscal year 2008	$3,437	$560
Fiscal year 2009	3,450	747
Fiscal years 2010 — 2012	3,282	747
6. Share-Based Compensation
The Company issues stock option awards and nonvested share awards under its share-based compensation plans. The key provisions of the Company’s share-based compensation plans are described in Note 4 of the Company’s consolidated financial statements included in the 2007 Form 10-K.
The Company did not recognize any income tax benefit for share-based compensation arrangements for the thirteen weeks ended March 29, 2008 and March 31, 2007. In addition, no costs related to share-based compensation expense were capitalized during the thirteen weeks ended March 29, 2008 and March 31, 2007. During the first quarter of 2007, the Company revised its estimate of options that are expected to be forfeited prior to vesting. As a result of this change in estimate, pre-tax share-based compensation expense was reduced by $968,000.

1998 Equity Incentive Plan
Stock Options
A summary of the option activity under the Company’s 1998 Equity Incentive Plan, as amended and restated (the “1998 Plan”), as of March 29, 2008 and changes during the thirteen weeks then ended is presented below:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at December 29, 2007	4,794,341	$3.47
Exercised	(12,775)	$2.10
Forfeited/cancelled	(112,125)	$2.25

Outstanding at March 29, 2008	4,669,441	$3.50

Options vested and expected to vest at March 29, 2008	3,919,809	$3.75

Options exercisable at March 29, 2008	2,325,618	$4.79

Nonvested Shares
A summary of the status of nonvested stock granted under the 1998 Plan as of March 29, 2008 and changes during the thirteen weeks then ended is presented below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding at December 29, 2007	107,500	$2.24
Vested	(43,750)	$2.24

Outstanding at March 29, 2008	63,750	$2.23

2000 Supplemental Stock Plan
A summary of the option activity under the Company’s 2000 Supplemental Stock Plan as of March 29, 2008 and changes during the thirteen weeks then ended is presented below:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at December 29, 2007	1,399,736	$2.58
Granted	361,000	$1.89
Forfeited/cancelled	(35,834)	$2.23

Outstanding at March 29 , 2008	1,724,902	$2.44

Options vested and expected to vest at March 29, 2008	1,352,724	$2.52

Options exercisable at March 29, 2008	398,812	$3.32

Weighted average fair value of options granted during the period		$1.12
7. Earnings (Loss) Per Share
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
In accordance with the provisions of SFAS 128, “Earnings per Share,” the Company uses the treasury stock method for calculating the dilutive effect of employee stock options and nonvested shares. These instruments will have a dilutive effect under the treasury stock method only when the respective period’s average market value of the underlying Company common stock exceeds the actual proceeds. In applying the treasury stock method, assumed proceeds include the amount, if any, the employee must pay upon exercise, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the options and the vesting of nonvested shares. The Company has excluded the effect of 6,257,067 stock options and 34,972 nonvested shares in the calculation of diluted income per share for the thirteen weeks ended March 29, 2008 as the effect would have been anti-dilutive. For the thirteen weeks ended March 31, 2007, the Company has not included the effect of stock options and nonvested shares in the calculation of diluted loss per share as it reported a net loss for the period and the effect would have been anti-dilutive.
8. Income Taxes
In the thirteen weeks ended March 29, 2008, the Company recorded an income tax provision of $82,000 An income tax benefit of $1,000 was recorded during the thirteen weeks ended March 31, 2007. The tax provision in the 2008 period is primarily related to international income taxes due to the profitability of the Company’s United Kingdom operations. The tax benefit in the thirteen weeks ended March 31, 2007 is primarily related to state income taxes. During both periods, the Company recorded full valuation allowances against income tax benefits related to domestic operations in accordance with the provisions of SFAS No. 109 “Accounting for Income Taxes,” which requires an estimation of the recoverability of the recorded income tax asset balances. As of March 29, 2008, the Company has recorded $30.5 million of valuation allowances attributable to its net deferred tax assets.
The Company analyzes its uncertain tax positions pursuant to the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109,” (“FIN 48”). The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. There was no material activity related to the liability for uncertain tax positions during the thirteen weeks ended March 29, 2008. As of March 29, 2008, the Company believes there are no positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002. As of March 29, 2008, the Company has one examination in process by the Internal Revenue Service related to employment and stock option matters.
9. Loans to Officers
As of March 29, 2008, there is one outstanding line of credit between the Company and its Chief Executive Officer, Richard P. Nespola, which originated in fiscal year 2001. Aggregate borrowings outstanding against the line of credit at March 29, 2008 and December 29, 2007 totaled $300,000 and are due in 2011. These amounts are included in other assets in the non-current assets section of the balance sheet. In accordance with the loan provisions, the interest rate charged on the loans is equal to the Applicable Federal Rate (AFR), as announced by the Internal Revenue Service, for short-term obligations (with annual compounding) in effect for the month in which the advance is made, until fully paid. Pursuant to the Sarbanes-Oxley Act, no further loan agreements or draws against the line may be made by the Company to, or arranged by the Company for its executive officers. Interest payments on this loan are current as of March 29, 2008.
10. Commitments and Contingencies
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
Upon the acquisition of RVA, the Company assumed a contractual liability pursuant to a services agreement originally entered into by RVA. Under this agreement, the Company has the right to use office space and to receive certain information technology and human resource services through December 2008. As of March 29, 2008, the Company is obligated to make remaining payments of $900,000. The off-market portion of these payments was recorded through purchase accounting in connection with the Company’s acquisition of RVA. As of March 29, 2008, the unamortized balance of the obligation was $0.7 million and is included as a current liability in “Unfavorable and other contractual obligations.”
On February 19, 2008, the independent members of the Company’s Board of Directors approved an executive incentive compensation plan for fiscal year 2008 (the “Plan”). The Plan establishes a cash bonus pool (the “Pool”) for the Company’s chief executive officer, president and chief operating officer, and chief financial officer if the Company meets or exceeds a non-GAAP earnings target (as defined) of $7.0 million for fiscal year 2008. The calculation of the non-GAAP EBITDA target excludes non-cash charges (e.g., share-based compensation expense, etc.) and may exclude extraordinary one-time items to the extent determined to be appropriate by the Compensation Committee. The amount available for payment from the Pool (“Payout Amount”) begins at $800,000 if the Company achieves the non-GAAP EBITDA target. If the target is exceeded, the Payout Amount increases in accordance with a graduated, ascending scale ranging from 15% to 25% of the non-GAAP EBITDA in excess of the target, provided that the Payout Amount will in no event exceed $3,000,000. The distribution of the Payout Amount, if any, among the Company’s eligible executive management will be determined by the Company’s Compensation Committee and/or independent directors at a later date.

11. Stockholder Rights Plan
Effective March 27, 2008, the Company’s Board of Directors adopted a stockholder rights plan, pursuant to which a dividend consisting of one preferred stock purchase right (a “Right”) was distributed for each share of Company common stock held as of the close of business on April 7, 2008. The description and terms of the Rights are set forth in a Rights Agreement, dated as of March 27, 2008, between the Company and Computershare Trust Company, N.A., as Rights Agent (the “Rights Plan”). In certain circumstances, the Rights may be redeemed by the Company. If the Rights are not earlier redeemed, the Rights Plan will terminate on March 27, 2018.
The Company adopted the Rights Plan in an effort to protect against the triggering of limitations on the Company’s ability to utilize net operating loss carryforwards to offset future taxable income of the Company and to ensure, to the extent possible, that all stockholders receive fair and equal treatment in the event of a proposed takeover of the Company. The Company has historically experienced substantial net operating losses (See Note 8, “Income Taxes”). If the Company experiences an “ownership change” as defined in Section 382 of the Internal Revenue Code, the Company’s ability to use the net operating losses could be substantially diminished. An “ownership change” is generally a more than 50 percentage point increase in stock ownership, during a moving 3-year testing period, by stockholders owning or deemed to own 5% or more of the Company’s outstanding shares.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Regarding Forward-Looking Statements. In addition to historical information, this quarterly report contains forward-looking statements. Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements of assumptions underlying such statements, and statements of the Company’s or management’s intentions, hopes, beliefs, expectations or predictions of the future. Forward-looking statements can often be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “could,” “intends,” “plans,” “estimates” or “anticipates,” variations thereof or similar expressions. Certain risks and uncertainties could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause a difference include, but are not limited to, our ability to successfully integrate recent acquisitions and to successfully locate new acquisition candidates, conditions in the industry sectors that we serve, overall economic and business conditions, our ability to retain the limited number of large clients that constitute a major portion of our revenues, technological advances and competitive factors in the markets in which we compete, and the factors discussed in the sections entitled “Cautionary Statement Regarding Forward-Looking Information” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended December 29, 2007. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date of this report. We undertake no obligation to revise, or publicly release the results of any revision to, these forward-looking statements. Readers should carefully review the cautionary statements contained in our annual report and in other documents that we file from time to time with the Securities and Exchange Commission.
The following should be read in connection with Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented in our annual report on Form 10-K for the fiscal year ended December 29, 2007.
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
The convergence of communications with media and entertainment and the consolidation of large telecommunications carriers have required us to focus our strategy on building a global presence, continuing to expand our offerings and strengthening our position within the large carriers and media and entertainment companies. We have demonstrated recent success on building a global presence through both organic growth and acquisitions. Our total revenues grew by 42.5% for the thirteen weeks ended March 29, 2008 from the same period in 2007. International revenues represent 37.5% of our total revenue, down from 49.7% in the 2007 period as a result of strategic domestic acquisitions in the second half of fiscal 2007. The recent acquisitions of RVA and TWG support our carrier positioning strategy and add several new practices to our portfolio. RVA provides telecom systems integration and transformational consulting for leading, Tier-one U.S. carriers. RVA has also historically been very successful in building relationships with key carriers as the industry has consolidated in recent years. RVA will also complement the technical capabilities that Cartesian has brought to TMNG. TWG’s strength lies in organizational design and development and furthers our capabilities to support knowledge management, leveraging our knowledge surrounding the Web 2.0 movement and its extension to corporate intranets. The details of these acquisitions are outlined in Item 1, Note 3, “Business Combinations,” to the unaudited condensed consolidated financial statements. These acquisitions combined with our investment in targeting the cable industry have re-positioned the Company to better serve consolidating telecommunications carriers and the converging global media and entertainment companies. Our acquisitions, organic growth and recruitment efforts are helping us build what we believe is a more sustainable revenue model and expanding our global presence. We continue to focus our efforts on identifying, adapting to and capitalizing on the changing dynamics prevalent in the converging communications industry, as well as providing our wireless and IP services within the communications sector.
Generally our client relationships begin with a short-term consulting engagement utilizing a few consultants. Our sales strategy focuses on building long-term relationships with both new and existing clients to gain additional engagements within existing accounts and referrals for new clients. Strategic alliances with other companies are also used to sell services. We anticipate that we will continue to pursue these marketing strategies in the future. The volume of work performed for specific clients may vary from period to period and a major client from one period may not use our services or the same volume of services in another period. In addition, clients generally may end their engagements with little or no penalty or notice. If a client engagement ends earlier than expected, we must re-deploy professional service personnel as any resulting non-billable time could harm margins.
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
Gross margins were 47.0% in the thirteen weeks ended March 29, 2008 compared with 45.0% in the same period of 2007. The increase in gross margin in the first quarter of 2008 as compared to the same period of 2007 is primarily due to the acquisition of RVA, which has a large base of higher margin projects. Our Software Solutions segment gross margins are expected to be comparable to our Management Consulting segment gross margins over time.
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
Management has focused on aligning operating costs with operating segment revenues. As a percentage of revenues, we have reduced selling, general and administrative expenses to approximately 41.0% in the thirteen weeks ended March 29, 2008 from 44.9% in the same period of 2007. Selling general and administrative expenses in the first quarter of 2008 include approximately $1.2 million of incremental expense associated with the operations of RVA and TWG. In addition, the first quarter of 2008 includes $0.4 million in share-based compensation expenses compared with a credit of $0.3 million in the first quarter of 2007 due to adjustments in our forfeiture assumptions. We continue to leverage integration of our recent acquisitions and evaluate selling, general and administrative expense reduction opportunities to improve earnings.
Intangible asset amortization included in operating expenses increased substantially to $1.2 million in the thirteen weeks ended March 29, 2008 from $0.5 million in the thirteen weeks ended March 31, 2007. The increase in amortization expense was due to the amortization of intangibles recorded in connection with the RVA and TWG acquisitions.
We recorded net income of $0.3 million for the thirteen weeks ended March 29, 2008 compared to a net loss of $1.7 million for the thirteen weeks ended March 31, 2007. This improvement is primarily attributable to scale through acquisitions and organic growth, combined with effective cost management initiatives.
From a cash flow perspective, cash flows provided by operating activities were $2.5 million during the thirteen weeks ended March 29, 2008. Net cash flows used in operating activities were $2.5 million during the thirteen weeks ended March 31, 2007. The improvement in cash flows from operating activities during the thirteen weeks ended March 29, 2008 as compared with the 2007 period primarily related to improvements in operating results, including non-recurring payments made in the 2007 period related to the Special Committee investigation of our past stock option granting practices and related accounting, and positive cash flow from net working capital changes.
At March 29, 2008, we have working capital in excess of $18 million and minimal long-term obligations. Our non-current investments consist of auction rate securities. Returns on our marketable securities have decreased over recent periods as a result of reductions in invested balances due to acquisitions and decreasing interest rates.
Due to recent events in the credit markets, the liquidity of auction rate securities has been negatively impacted. As of March 29, 2008, we hold auction rate securities with a face amount of $14.8 million supported by government guaranteed student loans. Beginning in February 2008, auctions of the Company’s auction rate securities portfolio failed to receive sufficient order interest from potential investors to clear successfully, resulting in failed auctions. The principal associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers establish a different form of financing to replace these securities or final payments come due according to contractual maturities ranging from approximately 22 to 36 years. For each unsuccessful auction, the interest rate moves to a maximum rate defined for each security. At this time, we are uncertain as to when the liquidity issues related to these investments will improve. Accordingly, the entire amount of auction rate securities has been reclassified from current to non-current assets on our balance sheet as of March 29, 2008.

Although the auction rate securities are fully guaranteed through the Federal Family Education Loan Program of the U.S. Department of Education and continue to pay interest according to their stated terms, based on our analysis of the fair value of these securities, we recorded an impairment related to these auction rate securities. Auction rate securities with an original par value of approximately $14.8 million were written-down to an estimated fair value of $14.3 million as of March 29, 2008. Based on our analysis of other-than-temporary impairment factors, this write-down resulted in a temporary impairment charge of approximately $0.5 million reflected as an unrealized loss within other comprehensive income for the thirteen weeks ended March 29, 2008.
Although we currently believe that any decline in the fair market value of these securities is temporary, there is a risk that the decline in value may ultimately be deemed to be other-than-temporary. Should we determine that the decline in value of these securities is other-than-temporary, it would result in a loss being recognized in our consolidated statement of operations, which could be material. In the event we are able to successfully liquidate our auction rate securities portfolio we intend to reinvest these balances into money market or similar investments. Based on our expected operating cash flows, and our other sources of cash, we do not currently anticipate the potential lack of liquidity of these investments will affect our ability to execute our current business plan.
See Note 2, “Auction Rate Securities,” in Notes to Condensed Consolidated Financial Statements (Unaudited) for further discussion of our auction rate securities.
CRITICAL ACCOUNTING POLICIES
While the selection and application of any accounting policy may involve some level of subjective judgments and estimates, we believe the following accounting policies are the most critical to our condensed consolidated financial statements, potentially involve the most subjective judgments in their selection and application, and are the most susceptible to uncertainties and changing conditions:
•	Marketable Securities;

•	Allowance for Doubtful Accounts;

•	Fair Value of Acquired Businesses;

•	Impairment of Goodwill and Long-lived Assets;

•	Revenue Recognition;

•	Share-based Compensation Expense;

•	Accounting for Income Taxes; and

•	Research and Development and Capitalized Software Costs.
Marketable Securities — Short-term investments and non-current investments, which consist of auction rate securities, are classified as “available for sale” under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, these investments are reported at fair value, as measured pursuant to SFAS No. 157, “Fair Value Measurements,” with any temporary unrealized gains and losses included as a separate component of stockholders’ equity, net of applicable taxes, when applicable. Realized gains and losses, changes in value judged to be other-than-temporary, interest and dividends are included in interest income within the Consolidated Statements of Operations and Comprehensive Loss.
The auction rate securities we hold are generally long-term debt instruments that provide liquidity through a Dutch auction process through which interest rates reset every 28 to 35 days; consequently, interest rate movements did not materially affect the fair value of these investments. At March 31, 2007 there were no unrealized gains or losses on short-term investments. Given the liquidity created by the auctions, auction rate securities were presented as current assets under short-term investments on our balance sheet. Beginning in February 2008, auctions of our auction rate securities portfolio failed to receive sufficient order interest from potential investors to clear successfully, resulting in failed auction status. The principal associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers establish a different form of financing to replace these securities or final payments come due according to contractual maturities ranging from approximately 22 to 36 years. For each unsuccessful auction, the interest rate moves to a maximum rate defined for each security. In the event we are able to successfully liquidate our auction rate securities portfolio we intend to reinvest these balances into money market or similar investments. At this time, we are uncertain as to when the liquidity issues related to these investments will improve. Accordingly, the entire amount of auction rate securities has been reclassified from current to non-current assets on our balance sheet as of March 29, 2008.
We value our auction rate securities portfolio using a model that takes into consideration inputs that are based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. Although the auction rate securities are fully guaranteed through the Federal Family Education Loan Program of the U.S. Department of Education and continue to pay interest according to their stated terms, based on our analysis of the fair value of these securities, we recorded an impairment related to these auction rate securities. Auction rate securities with an original par value of approximately $14.8 million were written-down to an estimated fair value of $14.3 million as of March 29, 2008. Based on our analysis of other-than-temporary impairment factors, this write-down resulted in a temporary impairment charge of approximately $0.5 million reflected as an unrealized loss within other comprehensive income for the thirteen weeks ended March 29, 2008.
We continually monitor the credit quality and liquidity of our auction rate securities. To the extent we believe we will not be able to collect all amounts due according to the contractual terms of a security, we will record an other-than-temporary impairment. This could require us to recognize further unrealized losses in accordance with SFAS No. 115, which could be material.
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
We recorded no bad debt expense for the thirteen weeks ended March 29, 2008 and $151,000 for the thirteen weeks ended March 31, 2007. Our allowance for doubtful accounts totaled $663,000 and $562,000 as of March 29, 2008 and December 29, 2007, respectively. The calculation of these amounts is based on judgment about the anticipated default rate on receivables owed to us as of the end of the reporting period. That judgment is based on uncollected account experience in prior years and our ongoing evaluation of the credit status of our customers and the communications industry in general.
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
Impairment of Goodwill and Long-lived Assets — As of March 29, 2008, we have $14.2 million in goodwill and $10.2 million in long-lived intangible assets, net of accumulated amortization. Goodwill and other long-lived intangible assets arising from our acquisitions are subjected to periodic review for impairment. SFAS No. 142 “Goodwill and Other Intangible Assets” requires an annual evaluation at the reporting unit level of the fair value of goodwill and compares the calculated fair value of the reporting unit to its book value to determine whether impairment has been deemed to occur. Any impairment charge would be based on the most recent estimates of the recoverability of the recorded goodwill. If the remaining book value assigned to goodwill in an acquisition is higher than the estimated fair value of the reporting unit, there is a requirement to write down these assets. The determination of fair value requires management to make assumptions about future cash flows and discount rates. These assumptions require significant judgment and estimations about future events and are thus subject to significant uncertainty. If actual cash flows turn out to be less than projected, we may be required to take further write-downs, which could increase the variability and volatility of our future results.
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
We also may enter into contingent fee contracts, in which revenue is subject to achievement of savings or other agreed upon results, rather than time spent. Due to the nature of contingent fee contracts, we recognize costs as they are incurred on the project and defer revenue recognition until the revenue is realizable and earned as agreed to by our clients. Although these contracts can be very rewarding, the profitability of these contracts is dependent on our ability to deliver results for our clients and control the cost of providing these services. These types of contracts are typically more results-oriented and are subject to greater risk associated with revenue recognition and overall project profitability than traditional time and materials contracts. Revenues associated with contingent fee contracts were not material during the thirteen weeks ended March 29, 2008 and March 31, 2007.
Share-based Compensation Expense - We grant stock options and non-vested stock to our employees and also provide employees the right to purchase our stock at a discount pursuant to an employee stock purchase plan. The benefits provided under these plans are share-based payment awards subject to the provisions of SFAS No. 123R, “Share-based Payments.” Under SFAS No. 123R, we are required to make significant estimates related to determining the value of our share-based compensation. Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock which are obtained from public data sources. For stock option grants issued during the thirteen weeks ended March 29, 2008, we used a weighted-average expected stock-price volatility of 61%. The expected term of options granted is based on the simplified method in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 110 as our historical share option exercise experience does not provide a reasonable basis for estimation. As such, we used a weighted-average expected option life assumption of 6.25 years.
If factors change and we develop different assumptions in the application of SFAS No. 123R in future periods, the compensation expense that we record under SFAS No. 123R may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation under SFAS No. 123R. Changes in the subjective input assumptions can materially affect our estimates of fair values of our share-based compensation. Certain share-based payment awards, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, values may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. Although the fair value of employee share-based awards is determined in accordance with SFAS No. 123R and SAB No. 110 using an option pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
In addition, under SFAS No. 123R we are required to net estimated forfeitures against compensation expense. This requires us to estimate the number of awards that will be forfeited prior to vesting. If actual forfeitures in future periods are different than our initial estimate, the compensation expense that we ultimately record under SFAS No. 123R may differ significantly from what was originally estimated. The estimated forfeiture rate for unvested options outstanding as of March 29, 2008 is 31%.
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
We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” and Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). As required by SFAS No. 109, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of March 29, 2008, cumulative valuation allowances in the amount of $30.5 million were recorded in connection with the net deferred income tax assets. As required by FIN 48, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the Interpretation. Pursuant to FIN 48, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As of March 29, 2008, we have recorded a liability of approximately $532,000 for unrecognized tax benefits.
We have generated substantial deferred income tax assets related to our domestic operations primarily from the accelerated financial statement write-off of goodwill, the charge to compensation expense taken for stock options and net operating losses. For us to realize the income tax benefit of these assets, we must generate sufficient taxable income in future periods when such deductions are allowed for income tax purposes. In some cases where deferred taxes were the result of compensation expense recognized on stock options, our ability to realize the income tax benefit of these assets is also dependent on our share price increasing to a point where these options have intrinsic value at least equal to the grant date fair value and are exercised. In assessing whether a valuation allowance is needed in connection with our deferred income tax assets, we have evaluated our ability to generate sufficient taxable income in future periods to utilize the benefit of the deferred income tax assets. We continue to evaluate our ability to use recorded deferred income tax asset balances. If we continue to report domestic operating losses for financial reporting in future years, no additional tax benefit would be recognized for those losses, since we will not have accumulated enough positive evidence to support our ability to utilize net operating loss carryforwards in the future.
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
Research and Development and Capitalized Software Costs - Software development costs are accounted for in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. We capitalize development costs incurred during the period between the establishment of technological feasibility and the release of the final product to customers. During the thirteen weeks ended March 29, 2008, no software development costs were capitalized and $184,000 of these costs were expensed as incurred. During the thirteen weeks ended March 31, 2007, no software development costs were capitalized and $272,000 of these costs were expensed as incurred.
RESULTS OF OPERATIONS
THIRTEEN WEEKS ENDED MARCH 29, 2008 COMPARED TO THIRTEEN WEEKS ENDED MARCH 31, 2007
REVENUES
Revenues increased 42.5% to $21.5 million for the thirteen weeks ended March 29, 2008 from $15.1 million for the thirteen weeks ended March 31, 2007. The increase in revenues is primarily due to the acquisitions of RVA in August 2007 and TWG in October 2007, which contributed $6.6 million and $0.7 million, respectively, in revenues during the first quarter of 2008. Organic revenues were down 6.0% in the first quarter of 2008 as compared to the same period of 2007, due primarily to reductions in organic revenues within our management consulting services segment discussed below.
Management Consulting Services Segment - Management Consulting Services segment revenues increased 62.5% to $16.0 million for the first quarter of 2008 from $9.8 million for the same period of 2007. The acquisitions of RVA and TWG accounted for $6.6 million and $0.7 million, respectively, of this increase. Revenues from the remainder of the segment decreased $1.1 million due largely to reductions in revenues from our global strategy consulting practices.

During the thirteen weeks ended March 29, 2008, this segment provided services on 120 customer projects, compared to 99 projects performed in the thirteen weeks ended March 31, 2007. Average revenue per project was $133,000 in the thirteen weeks ended March 29, 2008 compared to $99,000 in the thirteen weeks ended March 31, 2007. The increase in average revenue per project is primarily attributable to an increase in the number of large projects due to the acquisition of RVA. Our international revenues from this segment increased to $2.5 million for the thirteen weeks ended March 29, 2008 from $2.2 million for the thirteen weeks ended March 31, 2007. However, international revenues have decreased as a percentage of total revenues of the segment from 22.7% to 15.7%. The decrease as a percentage of revenues was due to an overall increase in the mix of project activity domestically, driven by the acquisitions of RVA and TWG and a decrease in strategy engagements internationally during the period.
Revenues recognized in connection with fixed price engagements totaled $9.5 million and $4.2 million, representing 59.9% and 43.1% of total revenues of the segment, for the thirteen weeks ended March 29, 2008 and March 31, 2007, respectively. This increase is primarily due to the acquisitions of RVA and TWG.
Software Solutions Segment - Revenues of $5.6 million and $5.3 million, respectively were generated for the thirteen weeks ended March 29, 2008 and March 31, 2007. All revenues were generated internationally. During the thirteen weeks ended March 29, 2008 and March 31, 2007, this segment provided services on 84 and 53 customer projects, respectively. Average software and services revenue per project was approximately $60,000 and $92,000, respectively, for the thirteen weeks ended March 29, 2008 and March 31, 2007. The decrease in revenue per project for the thirteen weeks ended March 29, 2008 as compared to the 2007 period is primarily due to an increase in the number of smaller engagements combined with the completion of a number of larger projects during fiscal year 2007. In addition, revenues from post-contract support services were approximately $551,000 and $428,000 for the thirteen weeks ended March 29, 2008 and March 31, 2007, respectively.
COSTS OF SERVICES
Costs of services increased 37.2% to $11.4 million for the thirteen weeks ended March 29, 2008 compared to $8.3 million for the thirteen weeks ended March 31, 2007. As a percentage of revenues, our gross margin was 47.0% for the thirteen weeks ended March 29, 2008, compared to 45.0% for the thirteen weeks ended March 31, 2007. The increase in gross margin in the first quarter of 2008 as compared to the same period of 2007 is primarily due the acquisition of RVA, which has a large base of higher margin projects, partially offset by fewer projects in our strategy consulting practice which generally have higher gross margins. Gross margins in both our management consulting services segment and software solutions segment were comparable. Costs of services also included amortization of intangible assets of $185,000 and $183,000, respectively for the thirteen weeks ended March 29, 2008 and March 31, 2007, related to acquired software.
OPERATING EXPENSES
Operating expenses increased by 13.6% to $10.1 million for the thirteen weeks ended March 29, 2008, from $8.9 million for the thirteen weeks ended March 31, 2007. Operating expenses for the 2008 period included selling, general and administrative expenses (inclusive of share-based compensation) and intangible asset amortization. For the thirteen weeks ended March 31, 2007, operating expenses also included Special Committee charges of approximately $1.6 million related to the investigation of our past stock option granting practices and related accounting. These costs primarily consisted of professional services for legal, accounting and tax guidance.
Selling, general and administrative expenses increased to $8.8 million for the thirteen weeks ended March 29, 2008, compared to $6.8 million for the thirteen weeks ended March 31, 2007. As a percentage of revenues, our selling, general and administrative expense was 41.0% for the thirteen weeks ended March 29, 2008, compared to 44.9% for the thirteen weeks ended March 31, 2007. For the thirteen weeks ended March 29, 2008, expenses in the organic business increased $0.8 million, or 12.5%, as compared to the same period in 2007. In addition, the acquired RVA and TWG businesses added $1.2 million in incremental expense. The increase in selling, general and administrative expenses, exclusive of RVA and TWG, was primarily due to an increase in share-based compensation expense of $0.7 million, resulting from credits recognized in the thirteen weeks ended March 31, 2007 associated with an adjustment to our forfeiture assumption in that period. Also included in selling, general and administrative expenses for the thirteen weeks ended March 29, 2008 is $0.2 million related to a senior executive incentive compensation plan approved by our Board of Directors. We continue to evaluate cost reductions through the integration of our acquisitions and alignment of costs to revenues for each operating segment.
Intangible asset amortization increased by $708,000 to $1,248,000 for the thirteen weeks ended March 29, 2008, compared to $540,000 for the thirteen weeks ended March 31, 2007. The increase in amortization expense was due to the amortization of intangibles recorded in connection with the RVA and TWG acquisitions.
OTHER INCOME AND EXPENSES
Interest income was $306,000 and $417,000 for the thirteen weeks ended March 29, 2008 and March 31, 2007, respectively, and represented interest earned on invested balances. Interest income decreased for the thirteen weeks ended March 29, 2008 as compared to the thirteen weeks ended March 31, 2007 due primarily to reductions in invested balances attributable to cash utilized for acquisitions and reductions in interest rates. We primarily invest in money market funds and have holdings in auction rate securities.

INCOME TAXES
In the thirteen weeks ended March 29, 2008, we recorded an income tax provision of $82,000 compared to an income tax benefit of $1,000 during the thirteen weeks ended March 31, 2007. The income tax provision in the first quarter of 2008 is primarily due to the profitability of our United Kingdom operations. The income tax benefit in the first quarter of 2007 is primarily due to state income taxes. For the thirteen weeks ended March 29, 2008 and March 31, 2007, we recorded no income tax benefit related to our domestic pre-tax losses in accordance with the provisions of SFAS No. 109 “Accounting for Income Taxes” which requires an estimation of our ability to use recorded deferred income tax assets. We have recorded a valuation allowance against all domestic and certain international deferred income tax assets generated due to uncertainty about their ultimate realization due to our history of operating losses. If we continue to report domestic net operating losses for financial reporting, no additional tax benefit would be recognized for those losses, since we will not have accumulated enough positive evidence to support our ability to utilize the net operating loss carryforwards in the future.
NET INCOME (LOSS)
We had net income of $0.3 million for the thirteen weeks ended March 29, 2008 compared to a net loss of $1.7 million for the thirteen weeks ended March 31, 2007. This improvement was primarily attributable to revenue growth, including the accretive acquisitions of Cartesian and RVA, and improved operating leverage obtained through scale and continued cost management, partially offset by an increase in share-based compensation expense of $1.1 million resulting from the adjustment for forfeitures during the 2007 period. In addition, the 2007 period included $1.6 million in Special Committee charges which did not recur in the thirteen weeks ended March 29, 2008.
LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities was $2.5 million for the thirteen weeks ended March 29, 2008. Net cash used in operating activities was $2.5 million for the thirteen weeks ended March 31, 2007. The significant change in cash flows from operating activities for the thirteen weeks ended March 29, 2008 as compared to the same period in 2007 was due to improvements in operating results, including payments made in the 2007 period related to the Special Committee, and positive cash flows from net working capital changes.
Net cash provided by investing activities was $1.0 million for the thirteen weeks ended March 29, 2008 and net cash used in investing activities was $3.4 million for the thirteen weeks ended March 31, 2007. Investing activities in fiscal year 2008 included $0.8 million and $0.3 million in earn-out payments related to the acquisitions of RVA and Cartesian, respectively, and fiscal year 2007 included $5.2 million for the acquisition of Cartesian. Investing activities include proceeds from sales of short-term investments of $2.3 million and $1.9 million in the thirteen weeks ended March 29, 2008 and March 31, 2007, respectively. Net cash used in investing activities also included $216,000 and $41,000 for the thirteen weeks ended March 29, 2008 and March 31, 2007, respectively, related to the purchase of office equipment, software and computer equipment.
Net cash used in financing activities was $357,000 and $115,000 for the thirteen weeks ended March 29, 2008 and March 31, 2007, respectively, primarily related to payments on long-term obligations, including unfavorable contract obligations assumed as part of the RVA acquisition, partially offset by proceeds received from the exercise of employee stock options.
At March 29, 2008, we had approximately $13.1 million in cash and cash equivalents and $18.2 million in net working capital. We believe we have sufficient cash and short-term investments to meet anticipated cash requirements, including anticipated capital expenditures, consideration for possible acquisitions and earn-out payments, and any future operating losses that may be incurred, for at least the next 12 months. Should our cash and short-term investments prove insufficient we may need to obtain new debt or equity financing to support our operations or complete acquisitions. We have established a flexible model that provides a lower fixed cost structure than most consulting firms, enabling us to scale operating cost structures more quickly based on market conditions. Our strong balance sheet has enabled us to make acquisitions and related investments in intellectual property and businesses we believe are enabling us to capitalize on the current transformation of the industry; however, if demand for our consulting services is reduced and we experience negative cash flow, we could experience liquidity challenges at some future point.
As previously discussed, the liquidity of auction rate securities has been negatively impacted by recent events in the credit markets. As of March 29, 2008, we hold auction rate securities in the face amount of $14.8 million, with an estimated fair value of $14.3 million, supported by government guaranteed student loans. Beginning in February 2008, auctions of the Company’s auction rate securities portfolio failed to receive sufficient order interest from potential investors to clear successfully, resulting in failed auction status. The principal associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers establish a different form of financing to replace these securities or final payments come due according to contractual maturities ranging from approximately 22 to 36 years. For each unsuccessful auction, the interest rate moves to a maximum rate defined for each security. At this time, we are uncertain as to when the liquidity issues related to these investments will improve. Accordingly, the entire amount of auction rate securities has been reclassified from current to non-current assets on our balance sheet as of March 29, 2008. This reclassification has caused our working capital and current ratio to decrease.
In the event we are able to successfully liquidate our auction rate securities portfolio we intend to reinvest these balances into money market or similar investments. We continually monitor the credit quality and liquidity of our auction rate securities. To the extent we believe we will not be able to collect all amounts due according to the contractual terms of a security, we will record an other-than-

temporary impairment. Should it be determined that the decline in value of these securities is other-than-temporary, it would result in a loss being recognized in our consolidated statement of operations in accordance with SFAS No. 115, which could be material. Based on our expected operating cash flows, and our other sources of cash, we do not currently anticipate the potential lack of liquidity of these investments will affect our ability to execute our current business plan.
FINANCIAL COMMITMENTS
During fiscal year 2007, we purchased 100% of the outstanding stock of Cartesian, acquired all of the outstanding membership interests of RVA and acquired all of the outstanding shares of stock of TWG. In addition to consideration paid at closing for these acquisitions, we have potential contingent purchase price obligations of approximately $4.5 million, $5.1 million and $2.8 million, respectively, at March 29, 2008 related to future earn-out consideration based upon the performance of Cartesian, RVA and TWG after the closing dates.
On February 19, 2008, the independent members of our Board of Directors approved an executive incentive compensation plan for fiscal year 2008 (the “Plan”). The Plan establishes a cash bonus pool (the “Pool”) for our chief executive officer, president and chief operating officer, and chief financial officer if we meet or exceed a non-GAAP EBITDA target (as defined) of $7.0 million for fiscal year 2008. The calculation of the non-GAAP EBITDA target excludes non-cash charges (e.g., share-based compensation expense, etc.) and may exclude extraordinary one-time items to the extent determined to be appropriate by the Compensation Committee. The amount available for payment from the Pool (“Payout Amount”) begins at $800,000 if we achieve the Non-GAAP EBITDA target. If the target is exceeded, the Payout Amount increases in accordance with a graduated, ascending scale ranging from 15% to 25% of the earnings in excess of the target, provided that the Payout Amount will in no event exceed $3,000,000. The distribution of the Payout Amount, if any, among our eligible executive management will be determined by the Compensation Committee and/or independent directors at a later date.
TRANSACTIONS WITH RELATED PARTIES
During the thirteen weeks ended March 29, 2008 and March 31, 2007, we incurred legal fees of $18,000 and $73,000, respectively, for services provided by Bingham McCutchen, LLP, a law firm in which a member of our Board of Directors, Andrew Lipman, owns an equity interest. Payments made in the thirteen weeks ended March 29, 2008 were in connection with income tax and other legal matters. Payments made in the thirteen weeks ended March 31, 2007 were in connection with our acquisition of Cartesian and other potential acquisition matters. Our Board of Directors has affirmatively determined that such payments do not constitute a material relationship between the director and the Company and concluded the director is independent as defined by the NASDAQ corporate governance rules. All payments were made within the limitations set forth by NASDAQ Rules as to the qualifications of an independent director.
As of March 29, 2008, there is one outstanding line of credit between the Company and its Chief Executive Officer, Richard P. Nespola, which originated in fiscal year 2001. Aggregate borrowings outstanding against the line of credit at March 29, 2008 and March 31, 2007 totaled $300,000 and are due in 2011. These amounts are included in other assets in the non-current assets section of the balance sheet. In accordance with the loan provisions, the interest rate charged on the loans is equal to the Applicable Federal Rate (AFR), as announced by the Internal Revenue Service, for short-term obligations (with annual compounding) in effect for the month in which the advance is made, until fully paid. Pursuant to the Sarbanes-Oxley Act, no further loan agreements or draws against the line may be made by the Company to, or arranged by the Company for its executive officers. Interest payments on this loan are current as of March 29, 2008.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.
ITEM 4. CONTROLS AND PROCEDURES
Not applicable.
ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting
The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”)) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. We have established a Disclosure Committee, consisting of certain members of management, to assist in this evaluation. The Disclosure Committee meets on a regular quarterly basis, and as needed.
A review and evaluation was performed by our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of March 29, 2008.

There was no change in internal control over financial reporting during the fiscal quarter ended March 29, 2008, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We have not been subject to any material new litigation since filing on March 28, 2008 of our Annual Report on Form 10-K for the year ended December 29, 2007.
ITEM 1A. RISK FACTORS
Not applicable
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS
(a) Exhibits

Exhibit 3.1	Amended and Restated By-laws, filed as Exhibit 3.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 13, 2008, are incorporated herein by reference as Exhibit 3.1.

Exhibit 4.1	Rights Agreement, dated as of March 27, 2008, by and between the Company and Computershare Trust Company N.A., filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2008, is incorporated herein by reference as Exhibit 4.1.

Exhibit 4.2	Form of Rights Certificate, filed as Exhibit B to the Rights Agreement filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2008, is incorporated herein by reference as Exhibit 4.2.

Exhibit 10.1	Employment Agreement dated April 8, 2008 between The Management Network Group, Inc. and Donald E. Klumb, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2008, is incorporated herein by reference as Exhibit 10.1.

Exhibit 10.2	The Management Network Group, Inc. 2008 Executive Incentive Compensation Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2008, is incorporated herein by reference as Exhibit 10.2.

Exhibit 31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.	Certifications furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Management Network Group, Inc.
(Registrant)

Date May 13, 2008	By	/s/ Richard P. Nespola
(Signature)
Richard P. Nespola
Chairman and Chief Executive Officer
(Principal executive officer)

Date May 13, 2008	By	/s/ Donald E. Klumb
(Signature)
Donald E. Klumb
Chief Financial Officer and Treasurer
(Principal financial officer and principal
accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

Exhibit 3.1	Amended and Restated By-laws, filed as Exhibit 3.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 13, 2008, are incorporated herein by reference as Exhibit 3.1.

Exhibit 4.1	Rights Agreement, dated as of March 27, 2008, by and between the Company and Computershare Trust Company N.A., filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2008, is incorporated herein by reference as Exhibit 4.1.

Exhibit 4.2	Form of Rights Certificate, filed as Exhibit B to the Rights Agreement filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2008, is incorporated herein by reference as Exhibit 4.2.

Exhibit 10.1	Employment Agreement dated April 8, 2008 between The Management Network Group, Inc. and Donald E. Klumb, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2008, is incorporated herein by reference as Exhibit 10.1.

Exhibit 10.2	The Management Network Group, Inc. 2008 Executive Incentive Compensation Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2008, is incorporated herein by reference as Exhibit 10.2.

Exhibit 31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.	Certifications furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.