Form 10-Q
period 2008-06-28
MANAGEMENT NETWORK GROUP INC
filed 2008-08-12
CIK 1094814

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 28, 2008
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
913-345-9315
Registrant’s telephone number, including area code
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
As of August 9, 2008, TMNG had outstanding 34,069,753 shares of common stock.

THE MANAGEMENT NETWORK GROUP, INC.
INDEX

PAGE
PART I. FINANCIAL INFORMATION:

ITEM 1. Condensed Consolidated Financial Statements (unaudited):

Condensed Consolidated Balance Sheets (unaudited) — June 28, 2008 and December 29, 2007	3

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) — Thirteen and twenty-six weeks ended June 28, 2008 and June 30, 2007	4

Condensed Consolidated Statements of Cash Flows (unaudited) - Twenty-six weeks ended June 28, 2008 and June 30, 2007	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	27

ITEM 4. Controls and Procedures	27

ITEM 4T. Controls and Procedures	27

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	27

ITEM 1A. Risk Factors	27

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	28

ITEM 3. Defaults Upon Senior Securities	28

ITEM 4. Submission of Matters to a Vote of Security Holders	28

ITEM 5. Other Information	28

ITEM 6. Exhibits	29

Signatures	30

Exhibits	31
Lease Amendment
Section 302 Certification
Section 302 Certification
Exhibit 10.1
Exhibit 31
Exhibit 32

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THE MANAGEMENT NETWORK GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	June 28,	December 29,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,594	$10,022
Short-term investments		17,125
Receivables:
Accounts receivable	12,800	13,044
Accounts receivable — unbilled	5,641	7,804

	18,441	20,848
Less: Allowance for doubtful accounts	(663)	(562)

Net receivables	17,778	20,286
Prepaid and other current assets	1,312	1,763

Total current assets	31,684	49,196

NONCURRENT ASSETS:
Property and equipment, net	1,717	1,784
Goodwill	5,084	13,365
Licenses and identifiable intangible assets, net	8,736	11,605
Non-current investments	14,338
Other assets	632	616

Total Assets	$62,191	$76,566

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$2,119	$1,927
Accrued payroll, bonuses and related expenses	5,120	5,038
Other accrued liabilities	2,311	2,466
Income tax liabilities	697	861
Deferred revenue	3,053	3,554
Accrued contingent consideration	161	1,616
Unfavorable and other contractual obligations	1,172	1,668

Total current liabilities	14,633	17,130

NONCURRENT LIABILITIES:
Deferred income tax liabilities	767	1,368
Unfavorable and other contractual obligations	1,407	1,716
Other noncurrent liabilities	540	524

Total noncurrent liabilities	2,714	3,608

Commitments and contingencies (Note 10)

Total stockholders’ equity	44,844	55,828

Total Liabilities and Stockholders’ Equity	$62,191	$76,566

See notes to unaudited condensed consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Revenues	$20,576	$15,120	$42,117	$30,233
Cost of services [includes net non-cash share-based compensation expense (credits) of $189 and $81 for the thirteen weeks ended June 28, 2008 and June 30, 2007, respectively, and $382 and $(67) for the twenty-six weeks ended June 28, 2008 and June 30, 2007, respectively]	11,072	8,475	22,486	16,794

Gross Profit	9,504	6,645	19,631	13,439
Operating Expenses:
Selling, general and administrative [includes net non-cash share-based compensation expense of $407 and $307 for the thirteen weeks ended June 28, 2008 and June 30, 2007, respectively, and $843 and $11 for the twenty-six weeks ended June 28, 2008 and June 30, 2007, respectively]	8,120	7,054	16,962	13,834
Goodwill impairment	9,079		9,079
Special Committee investigation (a)		789		2,348
Intangible asset amortization	1,246	552	2,494	1,092

Total operating expenses	18,445	8,395	28,535	17,274

Loss from operations	(8,941)	(1,750)	(8,904)	(3,835)
Interest income	211	381	517	798

Loss before income tax provision	(8,730)	(1,369)	(8,387)	(3,037)
Income tax provision	(160)	(285)	(242)	(284)

Net loss	(8,890)	(1,654)	(8,629)	(3,321)

Other comprehensive loss:
Foreign currency translation adjustment	31	146	(41)	188
Unrealized loss on marketable securities	(4)		(462)

Comprehensive loss	$(8,863)	$(1,508)	$(9,132)	$(3,133)

Loss per common share
Basic and diluted	$(0.25)	$(0.05)	$(0.24)	$(0.09)

Weighted average shares used in calculation of net loss per basic and diluted common share	36,117	35,766	36,225	35,741

(a)	For a summary of the Special Committee investigation, refer to Note 15 of the Consolidated Financial Statements included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 28, 2008.
See notes to unaudited condensed consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	For the Twenty-six Weeks Ended
	June 28,	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,629)	$(3,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment	9,079
Depreciation and amortization	3,186	1,681
Share-based compensation	1,225	(56)
Deferred taxes	(497)	(451)
Bad debt expense		290
Other changes in operating assets and liabilities:
Accounts receivable	367	(2,016)
Accounts receivable — unbilled	2,192	221
Prepaid and other assets	349	1,256
Trade accounts payable	249	660
Income tax liabilities	(168)	680
Accrued liabilities	(551)	527

Net cash provided by (used in) operating activities	6,802	(529)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities/sales of marketable securities	2,325	6,875
Acquisition of businesses, net of cash acquired	(2,258)	(7,238)
Acquisition of property and equipment, net	(312)	(120)

Net cash used in investing activities	(245)	(483)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments made on long-term obligations	(861)	(307)
Purchases of common stock	(3,200)
Proceeds from exercise of stock options	27	70
Issuance of common stock through employee stock purchase plan	98	36

Net cash used in financing activities	(3,936)	(201)

Effect of exchange rate on cash and cash equivalents	(49)	72

Net increase (decrease) in cash and cash equivalents	2,572	(1,141)
Cash and cash equivalents, beginning of period	10,022	11,133

Cash and cash equivalents, end of period	$12,594	$9,992

Supplemental disclosure of cash flow information:
Cash paid during period for taxes, net of refunds	$875	$(2)

Accrued property and equipment additions	$16	$8

See notes to unaudited condensed consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Reporting
The condensed consolidated financial statements and accompanying notes of The Management Network Group, Inc. and its subsidiaries (“TMNG,” “TMNG Global,” “we,” “us,” “our,” or the “Company”) as of June 28, 2008, and for the thirteen and twenty-six weeks ended June 28, 2008 and June 30, 2007 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the Company’s condensed consolidated financial position, results of operations, and cash flows as of these dates and for the periods presented. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Consequently, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements nor those normally made in the Company’s annual report on Form 10-K. Accordingly, reference should be made to the Company’s annual consolidated financial statements and notes thereto for the fiscal year ended December 29, 2007, included in the 2007 Annual Report on Form 10-K (“2007 Form 10-K”) for additional disclosures, including a summary of the Company’s accounting policies. The Condensed Consolidated Balance Sheet as of December 29, 2007 has been derived from the audited Consolidated Balance Sheet at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the thirteen and twenty-six weeks ended June 28, 2008 are not necessarily indicative of the results to be expected for the full year ending January 3, 2009.
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
The Company may also enter into contingent fee contracts, in which revenue is subject to achievement of savings or other agreed upon results, rather than time spent. Due to the nature of contingent fee contracts, the Company recognizes costs as they are incurred on the project and defers revenue recognition until the revenue is realizable and earned as agreed to by its clients. Although these contracts can be very rewarding, the profitability of these contracts is dependent on the Company’s ability to deliver results for its clients and control the cost of providing these services. These types of contracts are typically more results-oriented and are subject to greater risk associated with revenue recognition and overall project profitability than traditional time and materials contracts. Revenues from contingent fee contracts were not material for the thirteen and twenty-six weeks ended June 28, 2008 and June 30, 2007.
Deferred Revenue - In connection with some fixed price contracts, the Company receives payments from customers that exceed recognized revenues. The Company records the excess of receipts from customers over recognized revenue as deferred revenue. Deferred revenue is classified as a current liability to the extent it is expected to be earned within twelve months from the date of the balance sheet.
Marketable Securities — Short-term investments and non-current investments, which consist of auction rate securities, are classified as “available for sale” under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, the marketable securities are reported at fair value, with any related unrealized gains and losses included as a separate component of stockholders’ equity, net of applicable taxes. Realized gains and losses, changes in value judged to be other-than-temporary, interest and dividends are included in interest income within the Consolidated Statements of Operations and Comprehensive Loss. See Note 2 for further discussion of the Company’s auction rate securities portfolio.
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
Research and Development and Capitalized Software Costs - Software development costs are accounted for in accordance with “SFAS” No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, the date technological feasibility is reached, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. The Company capitalizes development costs incurred during the period between the establishment of technological feasibility and the release of the final product to customers if such costs are material. During the thirteen and twenty-six weeks ended June 28, 2008, $212,000 and $396,000, respectively, of these costs were expensed as incurred. During the thirteen and twenty-six weeks ended June 30, 2007, $179,000 and $451,000, respectively, of these costs were expensed as incurred. No software development costs were capitalized during the thirteen and twenty-six weeks ended June 28, 2008 and June 30, 2007, respectively.

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
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” (“SFAS No. 141R”) which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141R establishes principles and requirements for how an acquirer in a business combination (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company will assess the impact of SFAS No. 141R if and when a future acquisition occurs.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of SFAS No. 160 is not expected to have an impact on the Company’s consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No.161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 161 will have on its consolidated financial statements.
In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 also requires expanded disclosures related to the determination of intangible asset useful lives. This standard applies prospectively to intangible assets acquired and/or recognized on or after January 1, 2009. We do not believe that the adoption of this standard will have an impact on our consolidated financial statements.

2. Auction Rate Securities
As of June 28, 2008, TMNG held $14.3 million in auction rate securities for which the underlying collateral is guaranteed through the Federal Family Education Loan Program of the U.S. Department of Education. The Company’s auction rate securities portfolio as of June 28, 2008 consisted of the following:

Value at June 28,
Issuer	2008
Education Funding Capital Education Loan Backed Notes	$6,250
Access Group Inc. Federal Student Loan Asset Backed Notes	2,050
Kentucky Higher Education Loan Revenue Bonds A-4	1,900
Missouri Higher Education Loan Revenue Bonds	1,800
Utah State Board of Regents Revenue Bonds	1,400
Brazos Student Finance Corporation Student Loan Asset Backed Notes	1,000
Kentucky Higher Education Loan Revenue Bonds A-2	400

Par Value	14,800
Unrealized Loss on Principal	(462)

Fair Value	$14,338

The auction rate securities we hold are generally long-term debt instruments that historically provided liquidity through a Dutch auction process through which interest rates reset every 28 to 35 days. Given the liquidity created by the auctions historically, auction rate securities were presented as current assets under short-term investments on the Company’s balance sheet. Beginning in February 2008, auctions of the Company’s auction rate securities portfolio failed to receive sufficient order interest from potential investors to clear successfully, resulting in failed auctions. The principal associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers establish a different form of financing to replace these securities or final payments come due according to contractual maturities ranging from approximately 22 to 36 years. For each unsuccessful auction, the interest rate moves to a maximum rate defined for each security. At this time, the Company is uncertain as to when the liquidity issues related to these investments will improve. Accordingly, the entire amount of auction rate securities is reflected as non-current assets on the Company’s balance sheet as of June 28, 2008.
The Company values its auction rate securities portfolio using a model that takes into consideration those inputs that are based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. Although the auction rate securities continue to pay interest according to their stated terms, based on its analysis of the fair value of these securities, the Company recorded an unrealized loss related to these auction rate securities primarily due to uncertainty about liquidity. Auction rate securities with an original par value of approximately $14.8 million were written-down to an estimated fair value of $14.3 million as of June 28, 2008. Based on an analysis of other-than-temporary impairment factors, this write-down resulted in a temporary impairment charge of approximately $0.5 million reflected as an unrealized loss within other comprehensive income for the twenty-six weeks ended June 28, 2008.
Although the Company currently believes that any decline in the fair market value of these securities is temporary due to their credit quality, there is a risk that the decline in value may ultimately be deemed to be other-than-temporary. Should it be determined that the decline in value of these securities is other-than-temporary, it would result in a loss being recognized in the Company’s consolidated statement of operations in accordance with SFAS No. 115, which could be material.
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
3. Business Combinations
TWG Consulting, Inc.
On October 5, 2007, the Company acquired all of the outstanding shares of stock of TWG, a privately-held management consulting firm. Prior to the acquisition, TMNG did not have any material relationship with TWG. Under the purchase agreement, TMNG agreed to acquire the entire ownership interest in TWG for a total cash purchase price of $1.7 million, including approximately $1.2 million paid for TWG’s working capital. The Company incurred approximately $0.1 million in transaction costs related to the acquisition. In the event TWG achieves certain performance targets, total consideration under the Agreement could increase to $4.5 million, including $1.3 million of possible contingent cash consideration and approximately 0.7 million shares of TMNG common stock valued at $1.5 million based on the weighted average share price for the twenty days preceding the date of close. TWG is presented as a component of the Management Consulting Services segment.
The measurement of the respective assets and liabilities recognized in connection with the acquisition has been made in accordance with the provisions of SFAS No. 141, “Business Combinations.” The fair value of the net assets acquired in the TWG acquisition exceeded the total consideration paid by the Company, resulting in negative goodwill of $0.3 million at the date of the original transaction. Because the acquisition involves contingent consideration, the Company is required to recognize additional purchase consideration equal to the lesser of the negative goodwill or the maximum amount of contingent consideration of $2.8 million. The negative goodwill is included in the total purchase price and reflected as a current liability based on the anticipated resolution of the contingent feature. The negative goodwill was reduced during the thirteen weeks ended June 28, 2008, by additional consideration of $0.1 million for working capital true-ups. If and when contingent payments are earned, the Company will apply the payments against these contingent liabilities. Any contingent payments in excess of the initial accrued contingent consideration will be recorded as goodwill. To the extent contingent payments are not made, the Company will reduce the basis of certain acquired assets and any remaining negative goodwill will be charged to the results of operations as an extraordinary gain. None of the earn-out consideration was earned as of June 28, 2008.
The aggregate purchase price of $1.9 million consisted of the following (in thousands):

Cash	$1,660
Transaction costs	59
Accrued contingent consideration	161

Total purchase price	$1,880

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

Cash paid at closing	$6,625
Transaction costs	247
Contingent consideration earned	830

Total purchase price recognized at June 28, 2008	7,702

Remaining contingent cash consideration	2,787
Remaining contingent stock consideration (based on weighted average share price for 30 day period preceding close)	2,353

Aggregate potential consideration	$12,842

The measurement of the respective assets and liabilities recognized in connection with the acquisition has been made in accordance with the provisions of SFAS No. 141. The fair value of the net assets acquired in the RVA acquisition exceeded the total consideration paid by the Company, resulting in negative goodwill. Because the acquisition involves contingent consideration, the Company was initially required to recognize additional purchase consideration equal to the lesser of the negative goodwill or the maximum amount of contingent consideration. At December 29, 2007, $0.7 million of negative goodwill was reflected as a current liability based on the anticipated resolution of the contingent feature. During the twenty-six weeks ended June 28, 2008, additional consideration for working capital true-ups totaling $0.8 million was paid, resulting in the creation of $0.1 million of goodwill.
The first measurement date for contingent cash and stock consideration is June 30, 2008. As of June 28, 2008, the Company anticipates that cash earn-out consideration in the amount of $1.5 million will be earned and paid within 135 days of the measurement date of June 30, 2008. In addition, it is anticipated that approximately 188,000 shares of common stock, with a value of $0.3 million as of June 30, 2008, will be earned and issued in the same time period.
Cartesian Limited
On January 2, 2007, the Company acquired one-hundred percent of the outstanding common stock of Cartesian Limited. Cartesian is presented within the Software Solutions Segment. In addition to cash consideration paid at closing, the transaction included additional consideration for working capital true-ups and potential earn-out consideration based upon performance of Cartesian after the closing date. The aggregate potential purchase price of $16.3 million consisted of the following (in thousands):

Cash paid at closing	$6,495
Transaction costs	534
Contingent consideration earned	4,835

Total purchase price recognized at June 28, 2008	11,864

Remaining contingent cash consideration	4,482

Aggregate potential consideration	$16,346

The measurement of the respective assets and liabilities recognized in connection with the acquisition has been made in accordance with the provisions of SFAS No. 141. The fair value of the net assets acquired in the Cartesian acquisition exceeded the total consideration paid by the Company, resulting in negative goodwill. Because the acquisition involves contingent consideration, the Company was initially required to recognize additional purchase consideration equal to the lesser of the negative goodwill or the maximum amount of contingent consideration. At December 29, 2007, $0.6 million of negative goodwill was reflected as a current liability based on the anticipated resolution of the contingent feature. During the twenty-six weeks ended June 28, 2008, earn-out payments totaling $1.3 million were paid resulting in the creation of $0.7 million of goodwill.
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

	For the Thirteen	For the Twenty-six
	Weeks Ended	Weeks Ended
	June 30,	June 30,
(in thousands, except per share amounts)	2007	2007
Total revenues	$23,283	$46,451
Net income	$1,473	$2,533
Basic and diluted net income per common share	$0.04	$0.07
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
Management evaluates segment performance based upon income (loss) from operations, excluding share-based compensation (benefits), depreciation and intangibles amortization. Inter-segment sales were approximately $0.8 million and $1.6 million in the thirteen and twenty-six weeks ended June 28, 2008, respectively. Inter-segment sales were approximately $0.2 million in the thirteen and twenty-six weeks ended June 30, 2007. In addition, in its administrative division, entitled “Not Allocated to Segments,” the Company accounts for non-operating activity and the costs of providing corporate and other administrative services to the segments

Summarized financial information concerning the Company’s reportable segments is shown in the following table (amounts in thousands):

	Management		Not
	Consulting	Software	Allocated to
	Services	Solutions	Segments	Total
As of and for the twenty-six weeks ended June 28, 2008:
Revenues	$31,084	$11,033		$42,117
Income (loss) from operations	9,411	3,686	$(22,001)	(8,904)
Total assets	$12,032	$6,381	$43,778	$62,191

For the thirteen weeks ended June 28, 2008:
Revenues	$15,109	$5,467		$20,576
Income (loss) from operations	4,627	1,896	$(15,464)	(8,941)

As of and for the twenty-six weeks ended June 30, 2007:
Revenues	$19,297	$10,936		$30,233
Income (loss) from operations	6,186	3,042	$(13,063)	(3,835)
Total assets	$9,320	$6,377	$55,481	$71,178

For the thirteen weeks ended June 30, 2007:
Revenues	$9,465	$5,655		$15,120
Income (loss) from operations	3,002	1,615	$(6,367)	(1,750)
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
In accordance with the provisions of SFAS No 131, revenues earned in the United States and internationally based on the location where the services are performed are shown in the following table (amounts in thousands):

	For the Thirteen Weeks		For the Twenty-six Weeks
	Ended		Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
United States	$12,301	$7,326	$25,768	$14,921

International:
United Kingdom		7,314	15,343	13,839
Germany	7,769	173		689
Japan				220
Ireland	294	133	580	194
Other	212	174	426	370

Total	$20,576	$15,120	$42,117	$30,233

Major customers in terms of significance to TMNG’s revenues (i.e. in excess of 10% of revenues) for the thirteen and twenty-six weeks ended June 28, 2008, and accounts receivable as of June 28, 2008 were as follows (amounts in thousands):

	Revenues for the thirteen		Revenues for the twenty-six		Accounts Receivable as of
	weeks ended June 28, 2008		weeks ended June 28, 2008		June 28, 2008
	$ Amount	% of total	$ Amount	% of total	$ Amount	% of total
Customer A	$6,182	30.0%	$12,751	30.3%	$3,408	19.2%
Customer B	$3,141	15.3%	$6,835	16.2%	$4,408	24.8%
Revenues from Customer A were reported within the Management Consulting Services segment. Revenues of $1.7 million and $1.4 million for Customer B were reported within the Software Solutions and Management Consulting Services segments, respectively, during the thirteen weeks ended June 28, 2008. Revenues of $3.6 million and $3.2 million for Customer B were reported within the Software Solutions and Management Consulting Services segments, respectively, during the twenty-six weeks ended June 28, 2008.

Revenues from the Company’s ten most significant customers accounted for approximately 80.3% and 81.4% of revenues during the thirteen and twenty-six weeks ended June 28, 2008, respectively.
5. Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill for the twenty-six weeks ended June 28, 2008 are as follows (in thousands):

	Management	Software
	Consulting	Solutions
	Services Segment	Segment	Total
Balance as of December 30, 2007	$13,365		$13,365
2008 Cartesian goodwill from earn-out payments		$717	717
2008 RVA goodwill from earn-out payments	81		81
2008 impairment loss	(9,079)		(9,079)

Balance as of June 28, 2008	$4,367	$717	$5,084

Included in intangible assets, net are the following (in thousands):

	June 28, 2008		December 29, 2007
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Acquired software	$2,992	$(1,122)	$2,988	$(747)
Customer relationships	6,094	(1,752)	6,090	(977)
Employment agreements	2,694	(1,170)	2,692	(736)
Customer backlog	2,200	(2,025)	2,598	(1,373)
Tradename	398	(299)	398	(199)
S3 license agreement	1,500	(774)	1,500	(629)

	$15,878	$(7,142)	$16,266	$(4,661)

Intangible amortization expense for the thirteen weeks ended June 28, 2008 and June 30, 2007 was $1,432,000 and $738,000, respectively, including $185,000 and $186,000 reported in cost of services for the thirteen weeks ended June 28, 2008 and June 30, 2007, respectively. Intangible amortization expense for the twenty-six weeks ended June 28, 2008 and June 30, 2007 was $2,865,000 and $1,461,000, respectively, including $371,000 and $369,000 reported in cost of services for the twenty-six weeks ended June 28, 2008 and June 30, 2007, respectively. Future intangible amortization expense is estimated to be as follows (in thousands):

		Estimated
		intangible
	Total estimated	amortization to
	intangible	be included in
Future Period	amortization	cost of services
Remainder of fiscal year 2008	$2,001	$374
Fiscal year 2009	3,452	748
Fiscal years 2010 — 2012	3,283	748
The Company evaluates goodwill for impairment on an annual basis on the last day of the first fiscal month of the fourth quarter and whenever events or circumstances indicate that these assets may be impaired. During the second quarter of 2008, based on an analysis of the present value of future cash flows the Company recognized a charge of approximately $9.1 million for the impairment of the carrying value of goodwill in the Management Consulting Services Segment. The impairment charge was the result of a reduction in the size and scope of operations which impacted our assessment of future cash flows of the strategy reporting unit. This goodwill impairment loss has been reflected as a component of Loss from Operations in the Statement of Operations and Comprehensive Loss. The Company performed its impairment test for goodwill in accordance with SFAS No. 142, “Accounting for Goodwill and Intangible Assets.”

6. Share-Based Compensation
The Company issues stock option awards and nonvested share awards under its share-based compensation plans. The key provisions of the Company’s share-based compensation plans are described in Note 4 of the Company’s consolidated financial statements included in the 2007 Form 10-K.
During the thirteen and twenty-six weeks ended June 28, 2008, the company recognized income tax benefits of $81,000 and $175,000, respectively, related to share-based compensation arrangements. The Company did not recognize any income tax benefit for share-based compensation arrangements for the thirteen and twenty-six weeks ended June 30, 2007. In addition, no costs related to share-based compensation expense were capitalized during the thirteen and twenty-six weeks ended June 30, 2007. During the first quarter of 2007, the Company revised its estimate of options that are expected to be forfeited prior to vesting. As a result of this change in estimate, pre-tax share-based compensation expense was reduced by $968,000.
1998 Equity Incentive Plan
Stock Options
A summary of the option activity under the Company’s 1998 Equity Incentive Plan, as amended and restated (the “1998 Plan”), as of June 28, 2008 and changes during the twenty-six weeks then ended is presented below:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at December 29, 2007	4,794,341	$3.47
Exercised	(12,775)	$2.10
Forfeited/cancelled	(325,725)	$2.39

Outstanding at June 28, 2008	4,455,841	$3.55

Options vested and expected to vest at June 28, 2008	3,842,958	$3.77

Options exercisable at June 28, 2008	2,676,558	$4.46

Nonvested Shares
A summary of the status of nonvested stock granted under the 1998 Plan as of June 28, 2008 and changes during the twenty-six weeks then ended is presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding at December 29, 2007	107,500	$2.24
Vested	(48,750)	$2.24

Outstanding at June 28, 2008	58,750	$2.23

2000 Supplemental Stock Plan
A summary of the option activity under the Company’s 2000 Supplemental Stock Plan as of June 28, 2008 and changes during the twenty-six weeks then ended is presented below:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at December 29, 2007	1,399,736	$2.58
Granted	378,500	$1.88
Forfeited/cancelled	(105,588)	$2.24

Outstanding at June 28 , 2008	1,672,648	$2.44

Options vested and expected to vest at June 28, 2008	1,344,263	$2.51

Options exercisable at June 28, 2008	510,475	$3.10

Weighted average fair value of options granted during the twenty-six weeks ended June 28, 2008		$1.11

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
In accordance with the provisions of SFAS 128, “Earnings per Share,” the Company uses the treasury stock method for calculating the dilutive effect of employee stock options and nonvested shares. These instruments will have a dilutive effect under the treasury stock method only when the respective period’s average market value of the underlying Company common stock exceeds the actual proceeds. In applying the treasury stock method, assumed proceeds include the amount, if any, the employee must pay upon exercise, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the options and the vesting of nonvested shares. The Company has not included the effect of stock options and nonvested shares in the calculation of diluted loss per share for the thirteen and twenty-six weeks ended June 28, 2008 and June 30, 2007 as the Company reported a net loss for these periods and the effect would have been anti-dilutive.
8. Income Taxes
In the thirteen and twenty-six weeks ended June 28, 2008, the Company recorded income tax provisions of $160,000 and $242,000, respectively. In the thirteen and twenty-six weeks ended June 30, 2007, the Company recorded income tax provisions of $285,000 and $284,000, respectively. The tax provisions in the 2007 and 2008 periods are primarily related to international income taxes due to the profitability of the Company’s United Kingdom operations. During both periods, the Company recorded full valuation allowances against income tax benefits related to domestic operations in accordance with the provisions of SFAS No. 109 “Accounting for Income Taxes,” which requires an estimation of the recoverability of the recorded income tax asset balances. As of June 28, 2008, the Company has recorded $34.0 million of valuation allowances attributable to its net deferred tax assets.
The Company analyzes its uncertain tax positions pursuant to the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109,” (“FIN 48”). The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. There was no material activity related to the liability for uncertain tax positions during the thirteen and twenty-six weeks ended June 28, 2008. As of June 28, 2008, the Company believes there are no positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002. As of June 28, 2008, the Company has one examination in process by the Internal Revenue Service related to employment and stock option matters.
9. Loans to Officers
As of June 28, 2008, there is one outstanding line of credit between the Company and its Chief Executive Officer, Richard P. Nespola, which originated in fiscal year 2001. Aggregate borrowings outstanding against the line of credit at June 28, 2008 and December 29, 2007 totaled $300,000 and are due in 2011. These amounts are included in other assets in the non-current assets section of the balance sheet. In accordance with the loan provisions, the interest rate charged on the loans is equal to the Applicable Federal Rate (AFR), as announced by the Internal Revenue Service, for short-term obligations (with annual compounding) in effect for the month in which the advance is made, until fully paid. Pursuant to the Sarbanes-Oxley Act, no further loan agreements or draws against the line may be made by the Company to, or arranged by the Company for its executive officers. Interest payments on this loan are current as of June 28, 2008.
10. Contingencies
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
Upon the acquisition of RVA, the Company assumed a contractual liability pursuant to a services agreement originally entered into by RVA. Under this agreement, the Company has the right to use office space and to receive certain information technology and human resource services through December 2008. As of June 28, 2008, the Company is obligated to make remaining payments of $600,000 for office space and services. The off-market portion of these payments was recorded through purchase accounting in connection with the Company’s acquisition of RVA. As of June 28, 2008, the unamortized balance of the obligation was $0.5 million and is included as a current liability in “Unfavorable and other contractual obligations.”
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
11. Share repurchase
On June 6, 2008, the Company’s Board of Directors authorized management to enter into stock purchase agreements with certain stockholders of the Company. On June 11 and 12, 2008, pursuant to these agreements the Company repurchased 2,000,000 shares of its common stock from these stockholders at a price of $1.60 per share. In connection with the transactions, the Company entered into standstill agreements with each of the selling stockholders pursuant to which the stockholders agreed for a period of two years not to, among other things, acquire any voting securities of the Company, form or join in a group with other stockholders, effect or encourage a tender offer or business combination involving the Company or any of its subsidiaries, or take other actions seeking to control or influence the management, Board of Directors or policies of the Company.
This repurchase was not conducted under the share repurchase program approved by the Company’s Board of Directors on September 5, 2006. In October 2006, the Company’s Board of Directors suspended share repurchase activity under the share repurchase program. This suspension remains in effect.

Treasury Shares
Balance as of December 29, 2007	200,000
Purchases of treasury stock	2,000,000

Balance as of June 28, 2008	2,200,000

12. Stockholder Rights Plan
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
The convergence of communications with media and entertainment and the consolidation of large telecommunications carriers have required us to focus our strategy on building a global presence, continuing to expand our offerings and strengthening our position within the large carriers and media and entertainment companies. We have demonstrated recent success on building a global presence. Our total revenues grew by 39.3% for the twenty-six weeks ended June 28, 2008 from the same period in 2007. International revenues represent 38.8% of our total revenue, down from 50.6% in the 2007 period as a result of domestic acquisitions in the second half of fiscal 2007. The recent acquisitions of RVA and TWG support our carrier positioning strategy and add several new practices to our portfolio. RVA provides telecom systems integration and transformational consulting for leading, Tier-one U.S. carriers. RVA has also historically been very successful in building relationships with key carriers as the industry has consolidated in recent years. RVA will also complement the technical capabilities that Cartesian has brought to TMNG. TWG’s strength lies in organizational design and development and furthers our capabilities to support knowledge management, leveraging our knowledge surrounding the Web 2.0 movement and its extension to corporate intranets. The details of these acquisitions are outlined in Item 1, Note 3, “Business Combinations,” to the unaudited condensed consolidated financial statements. These acquisitions combined with our investment in targeting the cable industry have re-positioned the Company to better serve consolidating telecommunications carriers and the converging global media and entertainment companies. Our efforts are helping us build what we believe is a more sustainable revenue model and expanding our global presence. We continue to focus our efforts on identifying, adapting to and capitalizing on the changing dynamics prevalent in the converging communications industry, as well as providing our wireless and IP services within the communications sector.
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

Gross margins were 46.6% in the twenty-six weeks ended June 28, 2008 compared with 44.5% in the same period of 2007. The increase in gross margin in the first half of 2008 as compared to the same period of 2007 is primarily due to the acquisition of RVA, which has a large base of higher margin projects. Our Software Solutions segment gross margins are expected to be comparable to our Management Consulting Services segment gross margins over time.
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
Management has focused on aligning operating costs with operating segment revenues. As a percentage of revenues, we have reduced selling, general and administrative expenses to approximately 40.3% in the twenty-six weeks ended June 28, 2008 from 45.8% in the same period of 2007. Selling general and administrative expenses in the first half of 2008 include an increase of approximately $0.8 million in share-based compensation expenses due to adjustments to our forfeiture assumptions in the first quarter of 2007 that resulted in a reduction in expense in the 2007 period. We continue to leverage integration of our recent acquisitions and evaluate selling, general and administrative expense reduction opportunities to improve earnings.
Intangible asset amortization increased substantially to $2.5 million in the twenty-six weeks ended June 28, 2008 from $1.1 million in the same period of 2007. The increase in amortization expense was due to the amortization of intangibles recorded in connection with the RVA and TWG acquisitions.
We recorded net loss of $8.6 million for the twenty-six weeks ended June 28, 2008 compared to a net loss of $3.3 million for the twenty-six weeks ended June 30, 2007. The increase in net loss is primarily attributable to a $9.1 million impairment of goodwill related to our strategy business within our Management Consulting Services Segment, partially offset by scale through acquisitions combined with effective cost management initiatives.
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
From a cash flow perspective, cash flows provided by operating activities were $6.8 million during the twenty-six weeks ended June 28, 2008. Net cash flows used in operating activities were $0.5 million during the twenty-six weeks ended June 30, 2007. The improvement in cash flows from operating activities during the twenty-six weeks ended June 28, 2008 as compared with the 2007 period primarily related to improvements in operating results, including non-recurring payments made in the 2007 period related to the Special Committee investigation of our past stock option granting practices and related accounting, and positive cash flow from net working capital changes.
At June 28, 2008, we have working capital of approximately $17 million and minimal long-term obligations. Our non-current investments consist of auction rate securities guaranteed through the Federal Family Education Loan Program of the U.S. Department of Education. Due to recent events in the credit markets, the liquidity of auction rate securities has been negatively impacted. See Note 2, “Auction Rate Securities,” in Notes to Condensed Consolidated Financial Statements (Unaudited) and “Critical Accounting Policies” below for further discussion of our auction rate securities.

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
The auction rate securities we hold are generally long-term debt instruments that historically provided liquidity through a Dutch auction process through which interest rates reset every 28 to 35 days; consequently, interest rate movements did not materially affect the fair value of these investments. At December 29, 2007, there were no unrealized gains or losses on short-term investments. Given the liquidity created by the auctions, auction rate securities were presented as current assets under short-term investments on our balance sheet. Beginning in February 2008, auctions of our auction rate securities portfolio failed to receive sufficient order interest from potential investors to clear successfully, resulting in failed auction status. The principal associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers establish a different form of financing to replace these securities or final payments come due according to contractual maturities ranging from approximately 22 to 36 years. For each unsuccessful auction, the interest rate moves to a maximum rate defined for each security. In the event we are able to successfully liquidate our auction rate securities portfolio we intend to reinvest these balances into money market or similar investments. At this time, we are uncertain as to when the liquidity issues related to these investments will improve. Accordingly, the entire amount of auction rate securities is classified as non-current assets on our balance sheet as of June 28, 2008.
We value our auction rate securities portfolio using a model that takes into consideration inputs that are based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. Although the auction rate securities are guaranteed through the Federal Family Education Loan Program of the U.S. Department of Education and continue to pay interest according to their stated terms, based on our analysis of the fair value of these securities, we recorded an impairment related to these auction rate securities. Auction rate securities with an original par value of approximately $14.8 million were written-down to an estimated fair value of $14.3 million as of June 28, 2008. Based on our analysis of other-than-temporary impairment factors, this write-down resulted in a temporary impairment charge of approximately $0.5 million reflected as an unrealized loss within other comprehensive income for the twenty-six weeks ended June 28, 2008.
We continually monitor the credit quality and liquidity of our auction rate securities. To the extent we believe we will not be able to collect all amounts due according to the contractual terms of a security, we will record an other-than-temporary impairment. This could require us to recognize losses in our consolidated statement of operations in accordance with SFAS No. 115, which could be material.
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
We recorded no bad debt expense for the thirteen and twenty-six weeks ended June 28, 2008 and $139,000 and $290,000 for the thirteen and twenty-six weeks ended June 30, 2007. Our allowance for doubtful accounts totaled $663,000 and $562,000 as of June 28, 2008 and December 29, 2007, respectively. The calculation of these amounts is based on judgment about the anticipated default rate on receivables owed to us as of the end of the reporting period. That judgment is based on uncollected account experience in prior years and our ongoing evaluation of the credit status of our customers and the communications industry in general.
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
Impairment of Goodwill and Long-lived Assets — As of June 28, 2008, we have $5.1 million in goodwill and $8.7 million in long-lived intangible assets, net of accumulated amortization. Goodwill and other long-lived intangible assets arising from our acquisitions are subjected to periodic review for impairment. SFAS No. 142 “Goodwill and Other Intangible Assets” requires an evaluation of these assets annually and whenever events or circumstances indicate that such assets may be impaired. The evaluation is conducted at the reporting unit level of the fair value of goodwill and compares the calculated fair value of the reporting unit to its book value to determine whether impairment has been deemed to occur. Any impairment charge would be based on the most recent estimates of the recoverability of the recorded goodwill. If the remaining book value assigned to goodwill in an acquisition is higher than the estimated fair value of the reporting unit, there is a requirement to write down these assets. The determination of fair value requires management to make assumptions about future cash flows and discount rates. These assumptions require significant judgment and estimations about future events and are thus subject to significant uncertainty. If actual cash flows turn out to be less than projected, we may be required to take further write-downs, which could increase the variability and volatility of our future results.
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
During the second quarter of 2008, we recognized a $9.1 million charge for the impairment of the carrying amount of goodwill in the Management Consulting Services Segment. The impairment charge was the result of a reduction in the size and scope of operations which impacted our assessment of future cash flows of the strategy business. See Note 5, “Goodwill and Other Identifiable Intangible Assets” in the Notes to Condensed Consolidated Financial Statements (Unaudited).
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
We also may enter into contingent fee contracts, in which revenue is subject to achievement of savings or other agreed upon results, rather than time spent. Due to the nature of contingent fee contracts, we recognize costs as they are incurred on the project and defer revenue recognition until the revenue is realizable and earned as agreed to by our clients. Although these contracts can be very rewarding, the profitability of these contracts is dependent on our ability to deliver results for our clients and control the cost of providing these services. These types of contracts are typically more results-oriented and are subject to greater risk associated with revenue recognition and overall project profitability than traditional time and materials contracts. Revenues associated with contingent fee contracts were not material during the thirteen and twenty-six weeks ended June 28, 2008 and June 30, 2007.
Share-based Compensation Expense - We grant stock options and non-vested stock to our employees and also provide employees the right to purchase our stock at a discount pursuant to an employee stock purchase plan. The benefits provided under these plans are share-based payment awards subject to the provisions of SFAS No. 123R, “Share-based Payments.” Under SFAS No. 123R, we are required to make significant estimates related to determining the value of our share-based compensation. Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock which are obtained from public data sources. For stock option grants issued during the thirteen and twenty-six weeks ended June 28, 2008, we used a weighted-average expected stock-price volatility of 61%. The expected term of options granted is based on the simplified method in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 110 as our historical share option exercise experience does not provide a reasonable basis for estimation. As such, we used a weighted-average expected option life assumption of 6.25 years.
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
In addition, under SFAS No. 123R we are required to net estimated forfeitures against compensation expense. This requires us to estimate the number of awards that will be forfeited prior to vesting. If actual forfeitures in future periods are different than our initial estimate, the compensation expense that we ultimately record under SFAS No. 123R may differ significantly from what was originally estimated. The estimated forfeiture rate for unvested options outstanding as of June 28, 2008 is 35%.
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
We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” and Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). As required by SFAS No. 109, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of June 28, 2008, cumulative valuation allowances in the amount of $34.0 million were recorded in connection with the net deferred income tax assets. As required by FIN 48, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the Interpretation. Pursuant to FIN 48, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As of June 28, 2008, we have recorded a liability of approximately $540,000 for unrecognized tax benefits.

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
Research and Development and Capitalized Software Costs - Software development costs are accounted for in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. We capitalize development costs incurred during the period between the establishment of technological feasibility and the release of the final product to customers. During the thirteen and twenty-six weeks ended June 28, 2008, no software development costs were capitalized and $212,000 and $396,000, respectively, of these costs were expensed as incurred. During the thirteen and twenty-six weeks ended June 30, 2007, no software development costs were capitalized and $179,000 and $451,000, respectively, of these costs were expensed as incurred.
RESULTS OF OPERATIONS
THIRTEEN WEEKS ENDED JUNE 28, 2008 COMPARED TO THIRTEEN WEEKS ENDED JUNE 30, 2007
REVENUES
Revenues increased 36.1% to $20.6 million for the thirteen weeks ended June 28, 2008 from $15.1 million for the thirteen weeks ended June 30, 2007. The increase in revenues is primarily due to the acquisitions of RVA in August 2007 and TWG in October 2007, which contributed $6.0 million and $0.4 million, respectively, in revenues during the second quarter of 2008. Organic revenues were down 6.8% in the second quarter of 2008 as compared to the same period of 2007, due primarily to reductions in revenues within our management consulting services segment discussed below.
Management Consulting Services Segment - Management Consulting Services segment revenues increased 59.6% to $15.1 million for the thirteen weeks ended June 28, 2008, from $9.5 million for the same period of 2007. The acquisitions of RVA and TWG accounted for $6.0 million and $0.4 million, respectively, of this increase. Revenues from the remainder of the segment decreased $0.8 million due largely to reductions in revenues from our portfolio of active projects and clients.
During the thirteen weeks ended June 28, 2008, this segment provided services on 122 customer projects, compared to 107 projects performed in the thirteen weeks ended June 30, 2007. Average revenue per project was $124,000 in the thirteen weeks ended June 28, 2008 compared to $89,000 in the thirteen weeks ended June 30, 2007. The increase in average revenue per project is primarily attributable to an increase in the number of large projects due to the acquisition of RVA. Our international revenues from this segment increased to $2.8 million for the thirteen weeks ended June 28, 2008 from $2.1 million for the thirteen weeks ended June 30, 2007. However, international revenues have decreased as a percentage of total revenues of the segment from 22.6% in the thirteen weeks ended June 30, 2007 to 18.6% in the 2008 period. The decrease as a percentage of revenues was due to an overall increase in the mix of project activity domestically, driven by the acquisitions of RVA and TWG.

Revenues recognized in connection with fixed price engagements totaled $9.6 million and $3.5 million, representing 63.5% and 37.0% of total revenues of the segment, for the thirteen weeks ended June 28, 2008 and June 30, 2007, respectively. This increase is primarily due to the RVA and TWG acquisitions.
Software Solutions Segment - Revenues of $5.5 million and $5.7 million, respectively, were generated for the thirteen weeks ended June 28, 2008 and June 30, 2007. All revenues were generated internationally. During the thirteen weeks ended June 28, 2008 and June 30, 2007, this segment provided services on 75 and 60 customer projects, respectively. Average software and services revenue per project was approximately $65,000 and $86,000, respectively, for the thirteen weeks ended June 28, 2008 and June 30, 2007. The decrease in revenue per project for the thirteen weeks ended June 28, 2008 as compared to the 2007 period is primarily due to an increase in the number of smaller engagements combined with the completion of a number of larger projects during fiscal year 2007. In addition, revenues from post-contract support services were approximately $594,000 and $465,000 for the thirteen weeks ended June 28, 2008 and June 30, 2007, respectively.
COSTS OF SERVICES
Costs of services increased 30.6% to $11.1 million for the thirteen weeks ended June 28, 2008 compared to $8.5 million for the thirteen weeks ended June 30, 2007. As a percentage of revenues, our gross margin was 46.2% for the thirteen weeks ended June 28, 2008, compared to 43.9% for the thirteen weeks ended June 30, 2007. The increase in gross margin in the second quarter of 2008 as compared to the same period of 2007 is primarily due the acquisition of RVA, which has a large base of deliverable based projects, which in general have higher margins, offset partially by a decrease in projects and revenues in our strategy consulting practice which also have higher gross margins. Gross margins in both our management consulting services segment and software solutions segment were comparable. Costs of services also included amortization of intangible assets of $185,000 and $186,000, respectively for the thirteen weeks ended June 28, 2008 and June 30, 2007, related to acquired software.
OPERATING EXPENSES
Operating expenses increased by 120% to $18.4 million for the thirteen weeks ended June 28, 2008, from $8.4 million for the thirteen weeks ended June 30, 2007. Excluding the $9.1 million of goodwill impairment in the thirteen weeks ended June 28, 2008, operating expenses increased by 11.6% from the same period in 2007. Operating expenses for the 2008 period included selling, general and administrative expenses (inclusive of share-based compensation) and intangible asset amortization. For the thirteen weeks ended June 30, 2007, operating expenses also included Special Committee charges of approximately $0.8 million related to the investigation of our past stock option granting practices and related accounting. These costs primarily consisted of professional services for legal, accounting and tax guidance.
Selling, general and administrative expenses increased to $8.1 million for the thirteen weeks ended June 28, 2008, compared to $7.1 million for the thirteen weeks ended June 30, 2007. As a percentage of revenues, our selling, general and administrative expense was 39.5% for the thirteen weeks ended June 28, 2008, compared to 46.7% for the thirteen weeks ended June 30, 2007. For the thirteen weeks ended June 28, 2008, the RVA and TWG businesses acquired in the second half of 2007 added $1.3 million of the incremental expense. We continue to evaluate cost reductions through the integration of our acquisitions and alignment of costs to revenues for each operating segment.
Intangible asset amortization increased by $694,000 to $1,246,000 for the thirteen weeks ended June 28, 2008, compared to $552,000 for the thirteen weeks ended June 30, 2007. The increase in amortization expense was primarily due to the amortization of intangibles recorded in connection with the RVA and TWG acquisitions.
OTHER INCOME AND EXPENSES
Interest income was $211,000 and $381,000 for the thirteen weeks ended June 28, 2008 and June 30, 2007, respectively, and represented interest earned on invested balances. Interest income decreased for the thirteen weeks ended June 28, 2008 as compared to the thirteen weeks ended June 30, 2007 due primarily to reductions in invested balances attributable to cash utilized for acquisitions and reductions in interest rates. We primarily invest in money market funds and have holdings in auction rate securities.
INCOME TAXES
In the thirteen weeks ended June 28, 2008 and June 30, 2007, we recorded income tax provisions of $160,000 and $285,000, respectively. The income tax provisions in both periods are primarily due to the profitability of our United Kingdom operations. For the thirteen weeks ended June 28, 2008 and June 30, 2007, we recorded no income tax benefit related to our domestic pre-tax losses in accordance with the provisions of SFAS No. 109 “Accounting for Income Taxes” which requires an estimation of our ability to use recorded deferred income tax assets. We have recorded a valuation allowance against all domestic and certain international deferred income tax assets generated due to uncertainty about their ultimate realization due to our history of operating losses. If we continue to report domestic net operating losses for financial reporting, no additional tax benefit would be recognized for those losses, since we will not have accumulated enough positive evidence to support our ability to utilize the net operating loss carryforwards in the future.

NET LOSS
We had net loss of $8.9 million for the thirteen weeks ended June 28, 2008 compared to a net loss of $1.7 million for the thirteen weeks ended June 30, 2007. This increase in net loss was primarily attributable to the impairment of goodwill, partially offset by revenue growth, including the accretive acquisitions, and improved operating leverage obtained through scale and continued cost management. In addition, the 2007 period included $0.8 million in Special Committee charges which did not recur in the thirteen weeks ended June 28, 2008.
TWENTY-SIX WEEKS ENDED JUNE 28, 2008 COMPARED TO TWENTY-SIX WEEKS ENDED JUNE 30, 2007
REVENUES
Revenues increased 39.3% to $42.1 million for the twenty-six weeks ended June 28, 2008 from $30.2 million for the twenty-six weeks ended June 30, 2007. The increase in revenues is primarily due to the acquisitions of RVA in August 2007 and TWG in October 2007, which contributed $12.6 million and $1.2 million, respectively, in revenues during the twenty-six weeks ended June 28, 2008. Organic revenues were down 6.4% in the first half of 2008 as compared to the same period of 2007, due primarily to reductions in projects and revenues within our management consulting services segment discussed below.
Management Consulting Services Segment - Management Consulting Services segment revenues increased $11.8 million, or 61.0%, to $31.1 million for the twenty-six weeks ended 2008 from $19.3 million for the same period of 2007. The acquisitions of RVA and TWG accounted for $12.6 million and $1.2 million, respectively, of this increase. Revenues from the remainder of the segment decreased $2.0 million due largely to reductions in revenues from our global strategy consulting practices.
During the twenty-six weeks ended June 28, 2008, this segment provided services on 166 customer projects, compared to 164 projects performed in the twenty-six weeks ended June 30, 2007. Average revenue per project was $187,000 in the twenty-six weeks ended June 28, 2008 compared to $118,000 in the twenty-six weeks ended June 30, 2007. The increase in average revenue per project is primarily attributable to an increase in the number of large projects due to the acquisition of RVA. Our international revenues from this segment increased to $5.3 million for the twenty-six weeks ended June 28, 2008 from $4.4 million for the twenty-six weeks ended June 30, 2007. However, international revenues have decreased as a percentage of total revenues of the segment from 22.7% in the twenty-six weeks ended June 30, 2007 to 17.1% in the 2008 period. The decrease as a percentage of revenues was due to an overall increase in the mix of project activity domestically, driven by the acquisitions of RVA and TWG and a decrease in strategy engagements internationally during the period.
Revenues recognized in connection with fixed price engagements totaled $19.2 million and $7.8 million, representing 61.6% and 40.3% of total revenues of the segment, for the twenty-six weeks ended June 28, 2008 and June 30, 2007, respectively. This increase is primarily due to the increase in deliverable based projects, primarily related to the RVA and TWG acquisitions.
Software Solutions Segment - Revenues of $11.0 million and $10.9 million, respectively, were generated for the twenty-six weeks ended June 28, 2008 and June 30, 2007. All revenues were generated internationally. During the twenty-six weeks ended June 28, 2008 and June 30, 2007, this segment provided services on 114 and 80 customer projects, respectively. Average software and services revenue per project was approximately $87,000 and $125,000 for the twenty-six weeks ended June 28, 2008 and June 30, 2007, respectively. The decrease in revenue per project for the twenty-six weeks ended June 28, 2008 as compared to the 2007 period is primarily due to an increase in the number of smaller engagements combined with the completion of a number of larger projects during fiscal year 2007. In addition, revenues from post-contract support services were approximately $1,145,000 and $893,000 for the twenty-six weeks ended June 28, 2008 and June 30, 2007, respectively.
COSTS OF SERVICES
Costs of services increased 33.9% to $22.5 million for the twenty-six weeks ended June 28, 2008 compared to $16.8 million for the twenty-six weeks ended June 30, 2007. As a percentage of revenues, our gross margin was 46.6% for the twenty-six weeks ended June 28, 2008, compared to 44.5% for the twenty-six weeks ended June 30, 2007. The increase in gross margin in the second quarter of 2008 as compared to the same period of 2007 is primarily due the acquisition of RVA, which has a large base of fixed price or deliverable based projects, which have higher margins, partially offset by fewer projects in our strategy consulting practice which also have higher gross margins. Gross margins in both our management consulting services segment and software solutions segment were comparable. Costs of services also included amortization of intangible assets of $370,000 and $369,000, respectively for the twenty-six weeks ended June 28, 2008 and June 30, 2007, related to acquired software.
OPERATING EXPENSES
Operating expenses increased by 65% to $28.5 million for the twenty-six weeks ended June 28, 2008, from $17.3 million for the twenty-six weeks ended June 30, 2007. Excluding the $9.1 million of goodwill impairment in the twenty-six weeks ended June 28, 2008, operating expenses increased by 12.6% from the same period in 2007. Operating expenses for the 2008 period included selling, general and administrative expenses (inclusive of share-based compensation), impairment of goodwill and intangible asset amortization. For the twenty-six weeks ended June 30, 2007, operating expenses also included Special Committee charges of approximately $2.3 million related to the investigation of our past stock option granting practices and related accounting. These costs primarily consisted of professional services for legal, accounting and tax guidance.
Selling, general and administrative expenses increased to $17.0 million for the twenty-six weeks ended June 28, 2008, compared to $13.8 million for the twenty-six weeks ended June 30, 2007. As a percentage of revenues, our selling, general and administrative expense was 40.3% for the twenty-six weeks ended June 28, 2008, compared to 45.8% for the twenty-six weeks ended June 30, 2007. For the twenty-six weeks ended June 28, 2008, expenses in the organic business increased $0.6 million, or 4.4%, as compared to the same period in 2007. In addition, the RVA and TWG businesses acquired in the second half of 2007 added $2.5 million in incremental expense. The increase in selling, general and administrative expenses, exclusive of RVA and TWG, was primarily due to an increase in share-based compensation expense of $0.8 million due to adjustments to our forfeiture assumptions in the twenty-six weeks ended June 30, 2007 that resulted in a reduction in expense in the 2007 period. We continue to evaluate cost reductions through the integration of our acquisitions and alignment of costs to revenues for each operating segment.
Intangible asset amortization increased by $1,402,000 to $2,494,000 for the twenty-six weeks ended June 28, 2008, compared to $1,092,000 for the twenty-six weeks ended June 30, 2007. The increase in amortization expense was due to the amortization of intangibles recorded in connection with the RVA and TWG acquisitions.
OTHER INCOME AND EXPENSES
Interest income was $517,000 and $798,000 for the twenty-six weeks ended June 28, 2008 and June 30, 2007, respectively, and represented interest earned on invested balances. Interest income decreased for the twenty-six weeks ended June 28, 2008 as compared to the twenty-six weeks ended June 30, 2007 due primarily to reductions in invested balances attributable to cash utilized for acquisitions and reductions in interest rates. We primarily invest in money market funds and have holdings in auction rate securities.
INCOME TAXES
In the twenty-six weeks ended June 28, 2008 and June 30, 2007, we recorded income tax provisions of $242,000 and $284,000, respectively. The income tax provisions in both periods are primarily due to the profitability of our United Kingdom operations. For the twenty-six weeks ended June 28, 2008 and June 30, 2007, we recorded no income tax benefit related to our domestic pre-tax losses in accordance with the provisions of SFAS No. 109 “Accounting for Income Taxes” which requires an estimation of our ability to use recorded deferred income tax assets. We have recorded a valuation allowance against all domestic and certain international deferred income tax assets generated due to uncertainty about their ultimate realization due to our history of operating losses. If we continue to report domestic net operating losses for financial reporting, no additional tax benefit would be recognized for those losses, since we will not have accumulated enough positive evidence to support our ability to utilize the net operating loss carryforwards in the future.
NET LOSS
We had net loss of $8.6 million for the twenty-six weeks ended June 28, 2008 compared to a net loss of $3.3 million for the twenty-six weeks ended June 30, 2007. This increase in net loss was primarily attributable to the impairment of goodwill and an increase in share-based compensation expense of $1.3 million resulting from the adjustment for forfeitures during the 2007 period, partially offset by revenue growth, including the accretive acquisitions of Cartesian and RVA, and improved operating leverage obtained through scale and continued cost management. In addition, the 2007 period included $2.3 million in Special Committee charges which did not recur in the twenty-six weeks ended June 28, 2008.
LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities was $6.8 million for the twenty-six weeks ended June 28, 2008. Net cash used in operating activities was $0.5 million for the twenty-six weeks ended June 30, 2007. The significant change in cash flows from operating activities for the twenty-six weeks ended June 28, 2008 as compared to the same period in 2007 was due to improvements in operating results and positive cash flow from net working capital changes. The twenty-six weeks ended June 30, 2007, included payments related to the Special Committee that did not occur in the 2008 period.
Net cash used in investing activities was $0.2 million and $0.5 million for the twenty-six weeks ended June 28, 2008 and June 30, 2007, respectively. Investing activities in fiscal year 2008 included $830,000 and $1,308,000 in earn-out payments related to the acquisitions of RVA and Cartesian, respectively, and fiscal year 2007 included $7.2 million for the acquisition of Cartesian. Investing activities in fiscal year 2008 include $120,000 in payments for TWG working capital true-ups. Investing activities include proceeds from sales of marketable securities of $2.3 and $6.9 million in the twenty-six weeks ended June 28, 2008 and June 30, 2007, respectively. Net cash used in investing activities also included $312,000 and $120,000 for the twenty-six weeks ended June 28, 2008 and June 30, 2007, respectively, related to the purchase of office equipment, software and computer equipment.
Net cash used in financing activities was $3.9 million and $0.2 million for the twenty-six weeks ended June 28, 2008 and June 30, 2007, respectively. During the 2008 period, $3.2 million was utilized to purchase shares of our common stock. In addition, in both periods cash was used to make payments on long-term obligations, including unfavorable contract obligations assumed as part of the RVA acquisition, partially offset by proceeds received from the exercise of employee stock options.
At June 28, 2008, we had approximately $12.6 million in cash and cash equivalents and $17.1 million in net working capital. We believe we have sufficient cash and short-term investments to meet anticipated cash requirements, including anticipated capital expenditures, consideration for possible acquisitions and earn-out payments, and any future operating losses that may be incurred, for at least the next 12 months. Should our cash and short-term investments prove insufficient we may need to obtain new debt or equity financing to support our operations or complete acquisitions. We have established a flexible model that provides a lower fixed cost structure than most consulting firms, enabling us to scale operating cost structures more quickly based on market conditions. Our strong balance sheet has enabled us to make acquisitions and related investments in intellectual property and businesses we believe are enabling us to capitalize on the current transformation of the industry; however, if demand for our consulting services is reduced and we experience negative cash flow, we could experience liquidity challenges at some future point.
As previously discussed, the liquidity of auction rate securities has been negatively impacted by recent events in the credit markets. As of June 28, 2008, we hold auction rate securities in the face amount of $14.8 million, with an estimated fair value of $14.3 million, collateralized by government guaranteed student loans. Beginning in February 2008, auctions of the Company’s auction rate securities portfolio failed to receive sufficient order interest from potential investors to clear successfully, resulting in failed auction status. The principal associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers establish a different form of financing to replace these securities or final payments come due according to contractual maturities ranging from approximately 22 to 36 years. For each unsuccessful auction, the interest rate moves to a maximum rate defined for each security. At this time, we are uncertain as to when the liquidity issues related to these investments will improve. Accordingly, the entire amount of auction rate securities are classified as non-current assets on our balance sheet as of June 28, 2008.
In the event we are able to successfully liquidate our auction rate securities portfolio we intend to reinvest these balances into money market or similar investments. We continually monitor the credit quality and liquidity of our auction rate securities. To the extent we believe we will not be able to collect all amounts due according to the contractual terms of a security, we will record an other-than-temporary impairment. This could require us to recognize losses in our consolidated statement of operations in accordance with SFAS No. 115, which could be material. Based on our expected operating cash flows, and our other sources of cash, we do not currently anticipate the potential lack of liquidity of these investments will affect our ability to execute our current business plan.
FINANCIAL COMMITMENTS
During fiscal year 2007, we purchased 100% of the outstanding stock of Cartesian, acquired all of the outstanding membership interests of RVA and acquired all of the outstanding shares of stock of TWG. In addition to consideration paid at closing for these acquisitions, we have potential contingent purchase price obligations of approximately $4.5 million, $5.1 million and $2.8 million, respectively, at June 28, 2008 related to future earn-out consideration based upon the performance of Cartesian, RVA and TWG after the closing dates.
The first measurement date for contingent cash and stock consideration related to the RVA acquisition is June 30, 2008. As of June 28, 2008, we anticipate that cash earn-out consideration in the amount of $1.5 million will be earned and paid within 135 days of the measurement date. In addition, we anticipate that approximately 188,000 shares of common stock, with a value of $0.3 million as of June 30, 2008, will be earned and issued in the same time period.
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
TRANSACTIONS WITH RELATED PARTIES
During the thirteen and twenty-six weeks ended June 28, 2008, we paid legal fees of $8,000 and $25,000, respectively, for services provided by Bingham McCutchen, LLP, a law firm in which a member of our Board of Directors, Andrew Lipman, owns an equity interest. Payments made during the 2008 period were in connection with income tax and potential acquisition related matters. During the thirteen and twenty-six weeks ended June 30, 2007, we paid legal fees of $1,000 and $414,000, respectively, for services provided by Bingham McCutchen, LLP. Payments made during the 2007 period were in connection with our acquisition of Cartesian and other potential acquisition matters. Our Board of Directors has affirmatively determined that such payments do not constitute a material relationship between the director and the Company and concluded the director is independent as defined by the NASDAQ corporate governance rules. All payments were made within the limitations set forth by NASDAQ Rules as to the qualifications of an independent director.
As of June 28, 2008, there is one outstanding line of credit between the Company and its Chief Executive Officer, Richard P. Nespola, which originated in fiscal year 2001. Aggregate borrowings outstanding against the line of credit at June 28, 2008 and December 29, 2007 totaled $300,000 and are due in 2011. These amounts are included in other assets in the non-current assets section of the balance sheet. In accordance with the loan provisions, the interest rate charged on the loans is equal to the Applicable Federal Rate (AFR), as announced by the Internal Revenue Service, for short-term obligations (with annual compounding) in effect for the month in which the advance is made, until fully paid. Pursuant to the Sarbanes-Oxley Act, no further loan agreements or draws against the line may be made by the Company to, or arranged by the Company for its executive officers. Interest payments on this loan are current as of June 28, 2008.
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
A review and evaluation was performed by our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of June 28, 2008.
There was no change in internal control over financial reporting during the fiscal quarter ended June 28, 2008, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We have not been subject to any material new litigation since filing on March 28, 2008 of our Annual Report on Form 10-K for the year ended December 29, 2007. For a summary of litigation in which we are currently involved, refer to our Annual Report on Form 10-K for the year ended December 29, 2007, as filed with the Securities and Exchange Commission on March 28, 2008 and Note 10 of the Condensed Consolidated Financial Statements (Unaudited) included elsewhere in this report.
ITEM 1A. RISK FACTORS
Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information about purchases by the Company during the quarter ended June 28, 2008, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Purchases of Equity Securities
Total Number of
			Shares Purchased as	Maximum Number of
			part of Publicly	Shares that May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased	Paid per Share	Programs (2)	Plans or Programs (2)
March 30, 2008 through June 28, 2008	2,000,000(1)	$1.60	0	1,800,000

(1)	These shares were acquired in two privately negotiated transactions with stockholders. The purchases were not made pursuant to a share repurchase program.

(2)	On September 5, 2006, the Company’s Board of Directors approved a share repurchase program authorizing the purchase of up to 2,000,000 shares of TMNG common stock. Under the plan, the Company is authorized to repurchase stock from time to time in the open market or through privately negotiated transactions through September 1, 2008, in accordance with SEC rules. In October 2006, the Company’s Board of Directors suspended repurchase activity under this program. There have been no share repurchases pursuant to the program since October 2006.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a) The Annual Meeting of stockholders of the Company was held on June 12, 2008.
(b) At the Annual Meeting of Stockholders, Richard P. Nespola and Andrew D. Lipman were elected as directors. Other directors whose term of office continued after the meeting include: Robert J. Currey, Frank M. Siskowski, Roy A. Wilkens and Micky K. Woo.
(c) With respect to the election of directors, 25,239,730 shares were voted for Richard P. Nespola while authority was withheld with respect to 5,107,805 shares; and 24,816,176 shares were voted for Andrew D. Lipman while authority was withheld with respect to 5,531,359 shares. Stockholders ratified the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm: 28,606,144 votes in favor, 1,741,249 votes against and 141 votes abstained.
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS
(a) Exhibits

Exhibit 10.1	Fifth Amendment to Lease between NewTower Trust Company Multi-Employer Property Trust and the Company, dated May 19, 2008, is attached to this Form 10-Q as Exhibit 10.1.

Exhibit 10.2	Employment Agreement dated April 8, 2008 between The Management Network Group, Inc. and Donald E. Klumb (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 11, 2008 and incorporated herein by reference)

Exhibit 10.3	Stock Purchase Agreement by and among the Company, Potomac Capital International Ltd., Potomac Capital Partners LP, Pleiades Investment Partners-R LP, Potomac Capital Management LLC, Potomac Capital Management, Inc. and Paul J. Solit dated June 11, 2008 (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 12, 2008 and incorporated herein by reference)

Exhibit 10.4	Stock Purchase Agreement by and among Riley Investment Partners Master Fund, L.P., Riley Investment Management, LLC., and Bryant R. Riley dated June 12, 2008 (filed as Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 12, 2008 and incorporated herein by reference)

Exhibit 10.5	Standstill Agreement by and among the Company, Potomac Capital International Ltd., Potomac Capital Partners LP, Pleiades Investment Partners-R LP, Potomac Capital Management LLC, Potomac Capital Management, Inc. and Paul J. Solit dated June 11, 2008 (filed as Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 12, 2008 and incorporated herein by reference)

Exhibit 10.6	Standstill Agreement by and among Riley Investment Partners Master Fund, L.P., Riley Investment Management, LLC., and Bryant R. Riley dated June 12, 2008 (filed as Exhibit 10.4 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 12, 2008 and incorporated herein by reference)

Exhibit 31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.	Certifications furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Management Network Group, Inc. (Registrant)

Date	August 12, 2008	By	/s/ Richard P. Nespola

(Signature)
Richard P. Nespola
Chairman and Chief Executive Officer
(Principal executive officer)

Date	August 12, 2008	By	/s/ Donald E. Klumb

(Signature)
Donald E. Klumb
Chief Financial Officer and Treasurer
(Principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

Exhibit 10.1	Fifth Amendment to Lease between NewTower Trust Company Multi-Employer Property Trust and the Company, dated May 19, 2008, is attached to this Form 10-Q as Exhibit 10.1.

Exhibit 10.2	Employment Agreement dated April 8, 2008 between The Management Network Group, Inc. and Donald E. Klumb (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 11, 2008 and incorporated herein by reference)

Exhibit 10.3	Stock Purchase Agreement by and among the Company, Potomac Capital International Ltd., Potomac Capital Partners LP, Pleiades Investment Partners-R LP, Potomac Capital Management LLC, Potomac Capital Management, Inc. and Paul J. Solit dated June 11, 2008 (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 12, 2008 and incorporated herein by reference)

Exhibit 10.4	Stock Purchase Agreement by and among Riley Investment Partners Master Fund, L.P., Riley Investment Management, LLC., and Bryant R. Riley dated June 12, 2008 (filed as Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 12, 2008 and incorporated herein by reference)

Exhibit 10.5	Standstill Agreement by and among the Company, Potomac Capital International Ltd., Potomac Capital Partners LP, Pleiades Investment Partners-R LP, Potomac Capital Management LLC, Potomac Capital Management, Inc. and Paul J. Solit dated June 11, 2008 (filed as Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 12, 2008 and incorporated herein by reference)

Exhibit 10.6	Standstill Agreement by and among Riley Investment Partners Master Fund, L.P., Riley Investment Management, LLC., and Bryant R. Riley dated June 12, 2008 (filed as Exhibit 10.4 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 12, 2008 and incorporated herein by reference)

Exhibit 31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.	Certifications furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.