Form 10-Q
period 2008-09-27
MANAGEMENT NETWORK GROUP INC
filed 2008-11-12
CIK 1094814

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 27, 2008
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number: 0-27617
THE MANAGEMENT NETWORK GROUP, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	48-1129619 (I.R.S. Employer Identification No.)

7300 COLLEGE BLVD., SUITE 302, OVERLAND PARK, KS (Address of principal executive offices)	66210 (Zip Code)
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
As of November 7, 2008, TMNG had outstanding 34,765,124 shares of common stock.

THE MANAGEMENT NETWORK GROUP, INC.
INDEX

		PAGE
PART I. FINANCIAL INFORMATION:

ITEM 1.	Condensed Consolidated Financial Statements (unaudited):

	Condensed Consolidated Balance Sheets (unaudited) — September 27, 2008 and December 29, 2007	3

	Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (unaudited) — Thirteen and Thirty-nine weeks ended September 27, 2008 and September 29, 2007	4

	Condensed Consolidated Statements of Cash Flows (unaudited) - Thirty-nine weeks ended September 27, 2008 and September 29, 2007	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	29

ITEM 4.	Controls and Procedures	29

ITEM 4T.	Controls and Procedures	29

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	29

ITEM 1A.	Risk Factors	29

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

ITEM 3.	Defaults Upon Senior Securities	30

ITEM 4.	Submission of Matters to a Vote of Security Holders	30

ITEM 5.	Other Information	30

ITEM 6.	Exhibits	30

Signatures		31

Exhibits		32

Section 302 Certifications

Section 906 Certifications
EX-31
EX-32

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THE MANAGEMENT NETWORK GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	September 27,	December 29,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,660	$10,022
Short-term investments		17,125
Receivables:
Accounts receivable	11,410	13,044
Accounts receivable — unbilled	5,070	7,804

	16,480	20,848
Less: Allowance for doubtful accounts	(494)	(562)

Net receivables	15,986	20,286
Prepaid and other current assets	1,573	1,763

Total current assets	27,219	49,196

NONCURRENT ASSETS:
Property and equipment, net	1,999	1,784
Goodwill	8,790	13,365
Licenses and identifiable intangible assets, net	6,256	11,605
Non-current investments	13,954
Other assets	543	616

Total Assets	$58,761	$76,566

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$1,434	$1,927
Accrued payroll, bonuses and related expenses	5,918	5,038
Other accrued liabilities	3,605	2,466
Income tax liabilities	363	861
Deferred revenue	1,048	3,554
Accrued contingent consideration	161	1,616
Unfavorable and other contractual obligations	929	1,668

Total current liabilities	13,458	17,130

NONCURRENT LIABILITIES:
Deferred income tax liabilities	481	1,368
Unfavorable and other contractual obligations	1,265	1,716
Other noncurrent liabilities	965	524

Total noncurrent liabilities	2,711	3,608

Commitments and contingencies (Note 10)
Total stockholders’ equity	42,592	55,828

Total Liabilities and Stockholders’ Equity	$58,761	$76,566

See notes to unaudited condensed consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Revenues	$17,528	$20,814	$59,645	$51,047
Cost of services (includes net non-cash share-based compensation expense of $65 and $191 for the thirteen weeks ended September 27, 2008 and September 29, 2007, respectively, and $447 and $124 for the thirty-nine weeks ended September 27, 2008 and September 29, 2007, respectively)	9,899	10,514	32,385	27,308

Gross Profit	7,629	10,300	27,260	23,739
Operating Expenses:
Selling, general and administrative (includes net non-cash share-based compensation expense of $133 and $577 for the thirteen weeks ended September 27, 2008 and September 29, 2007, respectively, and $977 and $588 for the thirty-nine weeks ended September 27, 2008 and September 29, 2007, respectively)	6,911	8,944	23,873	22,778
Goodwill and intangible asset impairment	1,086		10,165
Special Committee investigation (a)		103		2,451
Intangible asset amortization	885	1,057	3,379	2,149

Total operating expenses	8,882	10,104	37,417	27,378

(Loss) income from operations	(1,253)	196	(10,157)	(3,639)
Other Income:
Interest income	233	387	750	1,185
Other income	24	452	24	452

Total other income	257	839	774	1,637

(Loss) income before income tax provision	(996)	1,035	(9,383)	(2,002)
Income tax provision	(202)	(531)	(444)	(815)

Net (loss) income	(1,198)	504	(9,827)	(2,817)

Other comprehensive (loss) income:
Foreign currency translation adjustment	(1,792)	121	(1,833)	309
Unrealized loss on marketable securities	(384)		(846)

Comprehensive (loss) income	$(3,374)	$625	$(12,506)	$(2,508)

(Loss) income per common share
Basic and diluted	$(0.03)	$0.01	$(0.28)	$(0.08)

Weighted average shares used in calculation of net (loss) income per share:
Basic	34,706	35,808	35,700	35,763

Diluted	34,706	36,140	35,700	35,763

(a)	For a summary of the Special Committee investigation, refer to Note 15 of the Consolidated Financial Statements included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 28, 2008.
See notes to unaudited condensed consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	For the Thirty-nine Weeks Ended
	September 27,	September 29,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,827)	$(2,817)
Adjustments to reconcile net loss to net cash provided by operating activities:
Goodwill and intangible asset impairment	10,165
Depreciation and amortization	4,419	3,059
Share-based compensation	1,424	712
Deferred taxes	(775)	(655)
Bad debt (recoveries) expense	(150)	380
Other changes in operating assets and liabilities:
Accounts receivable	1,251	(2,191)
Accounts receivable — unbilled	2,544	(1,554)
Prepaid and other assets	157	665
Trade accounts payable	(584)	191
Income tax liabilities	2	667
Accrued liabilities	(1,568)	2,650

Net cash provided by operating activities	7,058	1,107

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities/sales of marketable securities	2,325	9,675
Acquisition of businesses, net of cash acquired	(3,580)	(9,943)
Acquisition of property and equipment, net	(632)	(300)

Net cash used in investing activities	(1,887)	(568)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments made on unfavorable and other contractual obligations	(1,257)	(783)
Purchases of common stock	(3,200)
Proceeds from exercise of stock options	27	162
Issuance of common stock through employee stock purchase plan	98	36

Net cash used in financing activities	(4,332)	(585)

Effect of exchange rate on cash and cash equivalents	(1,201)	60

Net (decrease) increase in cash and cash equivalents	(362)	14
Cash and cash equivalents, beginning of period	10,022	11,133

Cash and cash equivalents, end of period	$9,660	$11,147

Supplemental disclosure of cash flow information:
Cash paid during period for taxes, net of refunds	$1,249	$752

Accrued property and equipment additions	$245	$55

Accrual for contingent consideration earned
Cash	$1,462

Common stock	$921

See notes to unaudited condensed consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Reporting
The condensed consolidated financial statements and accompanying notes of The Management Network Group, Inc. and its subsidiaries (“TMNG,” “TMNG Global,” “we,” “us,” “our,” or the “Company”) as of September 27, 2008, and for the thirteen and thirty-nine weeks ended September 27, 2008 and September 29, 2007 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the Company’s condensed consolidated financial position, results of operations, and cash flows as of these dates and for the periods presented. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Consequently, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements nor those normally made in the Company’s annual report on Form 10-K. Accordingly, reference should be made to the Company’s annual consolidated financial statements and notes thereto for the fiscal year ended December 29, 2007, included in the 2007 Annual Report on Form 10-K (“2007 Form 10-K”) for additional disclosures, including a summary of the Company’s accounting policies. The Condensed Consolidated Balance Sheet as of December 29, 2007 has been derived from the audited Consolidated Balance Sheet at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the thirteen and thirty-nine weeks ended September 27, 2008 are not necessarily indicative of the results to be expected for the full year ending January 3, 2009.
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
The Company may also enter into contingent fee contracts, in which revenue is subject to achievement of savings or other agreed upon results, rather than time spent. Due to the nature of contingent fee contracts, the Company recognizes costs as they are incurred on the project and defers revenue recognition until the revenue is realizable and earned as agreed to by its clients. Although these contracts can be very rewarding, the profitability of these contracts is dependent on the Company’s ability to deliver results for its clients and control the cost of providing these services. These types of contracts are typically more results-oriented and are subject to greater risk associated with revenue recognition and overall project profitability than traditional time and materials contracts. Revenues from contingent fee contracts were $50,000 for the thirteen and thirty-nine weeks ended September 27, 2008. Revenues and costs associated with contingent fee contracts were $786,000 and $236,000, respectively, for the thirteen and thirty-nine weeks ended September 29, 2007.
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
Marketable Securities — Short-term investments and non-current investments, which consist of auction rate securities, are classified as “available for sale” under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, the marketable securities are reported at fair value, with any related unrealized gains and losses included as a separate component of stockholders’ equity, net of applicable taxes. Realized gains and losses, changes in value judged to be other-than-temporary, interest and dividends are included in interest income within the Consolidated Statements of Operations and Comprehensive (Loss) Income. See Note 2 for further discussion of the Company’s auction rate securities portfolio.
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
Research and Development and Capitalized Software Costs - Software development costs are accounted for in accordance with “SFAS” No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, the date technological feasibility is reached, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. The Company capitalizes development costs incurred during the period between the establishment of technological feasibility and the release of the final product to customers if such costs are material. During the thirteen and thirty-nine weeks ended September 27, 2008, $219,000 and $615,000, respectively, of these costs were expensed as incurred. During the thirteen and thirty-nine weeks ended September 29,

2007, $229,000 and $680,000, respectively, of these costs were expensed as incurred. No software development costs were capitalized during the thirteen and thirty-nine weeks ended September 27, 2008 and September 29, 2007, respectively.
Recent Accounting Pronouncements — In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 was effective for the Company on December 30, 2007. However, in February 2008, the FASB issued Staff Position 157-2, “Effective Date of FASB Statement No. 157,” (“FSP 157-2”) which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. In February 2008, the FASB issued Staff Position 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” (“FSP 157-1”) which amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13, with the exception of assets acquired and liabilities assumed in a business combination. In October 2008, the FASB issued Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active,” (“FSP 157-3”) to provide guidance for determining the fair value of a financial asset in an inactive market. The Company considered FSP FAS 157-3 in the determination of the fair value of its financial assets and financial liabilities. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 157 and FSP 157-2 for its non-financial assets will have on its consolidated financial statements.
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
In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 also requires expanded disclosures related to the determination of intangible asset useful lives. This standard applies prospectively to intangible assets acquired and/or recognized on or after January 1, 2009. The Company does not believe that the adoption of this standard will have an impact on its consolidated financial statements.
In May 2008, the FASB issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP. SFAS No. 162 will become effective during the Company’s 2008 fourth quarter. The Company does not expect any significant impact on its consolidated financial statements upon implementation of this pronouncement.

2. Auction Rate Securities
As of September 27, 2008, TMNG held $14.0 million in auction rate securities for which the underlying collateral is guaranteed through the Federal Family Education Loan Program of the U.S. Department of Education. The Company’s auction rate securities portfolio as of September 27, 2008 consisted of the following:

Value at
September 27,
Issuer	2008
Education Funding Capital Education Loan Backed Notes	$6,250
Access Group Inc. Federal Student Loan Asset Backed Notes	2,050
Kentucky Higher Education Loan Revenue Bonds A-4	1,900
Missouri Higher Education Loan Revenue Bonds	1,800
Utah State Board of Regents Revenue Bonds	1,400
Brazos Student Finance Corporation Student Loan Asset Backed Notes	1,000
Kentucky Higher Education Loan Revenue Bonds A-2	400

Par Value	14,800
Unrealized Loss on Principal	(846)

Fair Value	$13,954

The auction rate securities we hold are generally long-term debt instruments that historically provided liquidity through a Dutch auction process through which interest rates reset every 28 to 35 days. Given the liquidity created by the auctions historically, auction rate securities were presented as current assets under short-term investments on the Company’s balance sheet. Beginning in February 2008, auctions of the Company’s auction rate securities portfolio failed to receive sufficient order interest from potential investors to clear successfully, resulting in failed auctions. The principal associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers establish a different form of financing to replace these securities or final payments come due according to contractual maturities ranging from approximately 22 to 36 years. For each unsuccessful auction, the interest rate moves to a maximum rate defined for each security. At this time, the Company is uncertain as to when the liquidity issues related to these investments will improve. Accordingly, the entire amount of auction rate securities is reflected as non-current assets on the Company’s balance sheet as of September 27, 2008.
The Company values its auction rate securities portfolio using a model that takes into consideration those inputs that are based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. Although the auction rate securities continue to pay interest according to their stated terms, based on its analysis of the fair value of these securities, the Company recorded an unrealized loss related to these auction rate securities primarily due to uncertainty about liquidity. Auction rate securities with an original par value of approximately $14.8 million were written-down to an estimated fair value of $14.0 million as of September 27, 2008. Based on an analysis of other-than-temporary impairment factors, this write-down resulted in temporary impairment charges of approximately $0.4 million and $0.8 million reflected as an unrealized loss within other comprehensive income for the thirteen weeks and thirty-nine weeks ended September 27, 2008. The increase in the unrealized loss during the thirteen weeks ended September 27, 2008 is due to a decline in the coupon rates on the auction rate securities while the market yields on similar investments increased during the period.
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
During the thirteen weeks ended September 27, 2008, state and federal regulators reached settlement agreements with both of the brokers who advised the Company to purchase the auction rate securities currently held by the Company. The settlement agreements with the regulators were intended to eventually provide liquidity for holders of auction rate securities. Subsequent to September 27, 2008, we received a settlement offer from a broker who holds $7.6 million par value of the Company’s auction rate securities. If accepted, the settlement offer would provide the Company with the ability to require the broker to redeem the securities for their par value during a two-year period beginning June 30, 2010.

In addition to ultimate liquidation of the securities, the settlement offer provides the Company with the opportunity to obtain loans prior to June 30, 2010 up to the par value of its auction rate securities with interest rates that equal the rates it is earning on the underlying investments. The Company has not yet received a settlement offer from the broker holding our remaining auction rate securities.
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
The measurement of the respective assets and liabilities recognized in connection with the acquisition has been made in accordance with the provisions of SFAS No. 141, “Business Combinations.” The fair value of the net assets acquired in the TWG acquisition exceeded the total consideration paid by the Company, resulting in negative goodwill of $0.3 million. Because the acquisition involves contingent consideration, the Company is required to recognize additional purchase consideration equal to the lesser of the negative goodwill or the maximum amount of contingent consideration of $2.8 million. The negative goodwill is included in the total purchase price and reflected as a current liability based on the anticipated resolution of the contingent feature. The negative goodwill was reduced during the thirty-nine weeks ended September 27, 2008, by additional consideration of $0.1 million for working capital true-ups. If and when contingent payments are earned, the Company will apply the payments against these contingent liabilities. Any contingent payments in excess of the initial accrued contingent consideration will be recorded as goodwill. To the extent contingent payments are not made, the Company will reduce the basis of certain acquired assets and any remaining negative goodwill will be charged to the results of operations. None of the earn-out consideration was earned as of September 27, 2008.
The aggregate purchase price of $1.9 million consisted of the following (in thousands):

Cash	$1,660
Transaction costs	59
Accrued contingent consideration	161

Total purchase price	$1,880

RVA Consulting, LLC
On August 3, 2007, the Company acquired all of the outstanding membership interests of RVA pursuant to a Membership Interest Purchase Agreement with the members of RVA. TMNG assumed all liabilities of RVA, subject to certain indemnities on the part of the selling members. Certain of the selling members continue to be employed by and participate in the management of RVA after the closing date pursuant to written employment agreements. RVA is presented as a component of the Management Consulting Services segment. In addition to cash consideration paid at closing, the transaction included additional consideration for working capital true-ups and potential earn-out consideration based upon performance of RVA after the closing date. The aggregate potential purchase price of $11.8 million consists of the following (in thousands):

Cash paid at closing	$6,625
Transaction costs	247
Contingent cash consideration earned	2,292
Contingent stock consideration earned (based on share price as of June 30)	921

Total purchase price recognized at September 27, 2008	10,085

Remaining contingent cash consideration	1,325
Remaining contingent stock consideration (based on share price as of September 27)	361

Aggregate potential consideration	$11,771

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

At December 29, 2007, $0.7 million of negative goodwill was reflected as a current liability based on the anticipated resolution of the contingent feature. During the thirty-nine weeks ended September 27, 2008, additional consideration for working capital true-ups totaling $0.8 million was paid. The first measurement date for contingent cash and stock consideration was June 30, 2008. Cash earn-out consideration in the amount of $1.5 million has been accrued for in other accrued liabilities on the balance sheet and will be paid on or prior to November 15, 2008. Stock consideration in the amount of 654,474 shares of common stock, with a value of $0.9 million as of September 27, 2008, was earned as of the measurement date and was issued on September 29, 2008. These shares have been included in basic and diluted shares outstanding as they were earned. The working capital true-ups and contingent cash and stock consideration earned resulted in the creation of $2.5 million of goodwill.
Cartesian Limited
On January 2, 2007, the Company acquired one-hundred percent of the outstanding common stock of Cartesian Limited. Cartesian is presented within the Software Solutions Segment. In addition to cash consideration paid at closing, the transaction included additional consideration for working capital true-ups and potential earn-out consideration based upon performance of Cartesian after the closing date. The aggregate potential purchase price of $15.9 million consisted of the following (in thousands):

Cash paid at closing	$6,495
Transaction costs	534
Contingent consideration earned	6,156

Total purchase price recognized at September 27, 2008	13,185

Remaining contingent cash consideration	2,757

Aggregate potential consideration	$15,942

The measurement of the respective assets and liabilities recognized in connection with the acquisition has been made in accordance with the provisions of SFAS No. 141. The fair value of the net assets acquired in the Cartesian acquisition exceeded the total consideration paid by the Company, resulting in negative goodwill. Because the acquisition involves contingent consideration, the Company was initially required to recognize additional purchase consideration equal to the lesser of the negative goodwill or the maximum amount of contingent consideration. At December 29, 2007, $0.6 million of negative goodwill was reflected as a current liability based on the anticipated resolution of the contingent feature. During the thirty-nine weeks ended September 27, 2008, earn-out payments totaling $2.6 million were paid resulting in the creation of $2.0 million of goodwill.
Pro Forma Combined Results
The operating results of Cartesian, RVA, and TWG have been included in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income subsequent to the respective dates of the purchase. The following reflects pro forma combined results of the Company (including RVA, and TWG) as if the acquisitions had occurred as of January 1, 2007. In management’s opinion, this pro forma information does not necessarily reflect the actual results that would have occurred had the acquisitions been completed as of January 1, 2007 nor is it necessarily indicative of future consolidated results of operations of the Company.

	For the Thirteen	For the Thirty-nine
	Weeks Ended	Weeks Ended
	September 29,	September 29,
(in thousands, except per share amounts)	2007	2007
Total revenues	$24,656	$71,107
Net income	$2,461	$4,940
Basic and diluted net income per common share	$0.07	$0.14
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
Management evaluates segment performance based upon income (loss) from operations, excluding share-based compensation (benefits), depreciation and intangibles amortization. Inter-segment sales were approximately $0.5 million and $2.1 million in the thirteen and thirty-nine weeks ended September 27, 2008, respectively. Inter-segment sales were approximately $0.3 million and $0.6 million in the thirteen and thirty-nine weeks ended September 29, 2007. In addition, in its administrative division, entitled “Not Allocated to Segments,” the Company accounts for non-operating activity and the costs of providing corporate and other administrative services to the segments.
Summarized financial information concerning the Company’s reportable segments is shown in the following table (amounts in thousands):

	Management		Not
	Consulting	Software	Allocated to
	Services	Solutions	Segments	Total
As of and for the thirty-nine weeks ended September 27, 2008:
Revenues	$43,330	$16,315		$59,645
Income (loss) from operations	14,714	3,849	$(28,720)	(10,157)
Total assets	$11,035	$4,976	$42,750	$58,761

For the thirteen weeks ended September 27, 2008:
Revenues	$12,246	$5,282		$17,528
Income (loss) from operations	3,875	1,226	$(6,354)	(1,253)

As of and for the thirty-nine weeks ended September 29, 2007:
Revenues	$33,354	$17,693		$51,047
Income (loss) from operations	11,658	5,495	$(20,792)	(3,639)
Total assets	$14,493	$6,353	$59,604	$80,450

For the thirteen weeks ended September 29, 2007:
Revenues	$14,057	$6,757		$20,814
Income (loss) from operations	5,473	2,453	$(7,730)	196
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
In accordance with the provisions of SFAS No 131, revenues earned in the United States and internationally based on the location where the services are performed are shown in the following table (amounts in thousands):

	For the Thirteen Weeks Ended		For the Thirty-nine Weeks Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
United States	$10,648	$12,102	$36,416	$27,023
International:
United Kingdom	6,555	8,300	21,898	22,139
Germany		25		714
Ireland	124	107	704	301
Other	201	280	627	870

Total	$17,528	$20,814	$59,645	$51,047

Major customers in terms of significance to TMNG’s revenues (i.e. in excess of 10% of revenues) for the thirteen and thirty-nine weeks ended September 27, 2008, and accounts receivable as of September 27, 2008 were as follows (amounts in thousands):

	Revenues for the thirteen		Revenues for the thirty-nine
	weeks ended September		weeks ended September 27,		Accounts Receivable as of
	27, 2008		2008		September 27, 2008
	$ Amount	% of total	$ Amount	% of total	$ Amount	% of total
Customer A	$4,262	24.3%	$17,013	28.5%	$2,209	13.8%
Customer B	$2,084	11.9%	$8,919	15.0%	$2,694	16.9%
Revenues from Customer A were reported within the Management Consulting Services segment. Revenues of $1.5 million and $0.6 million for Customer B were reported within the Software Solutions and Management Consulting Services segments, respectively, during the thirteen weeks ended September 27, 2008. Revenues of $5.1 million and $3.8 million for Customer B were reported within the Software Solutions and Management Consulting Services segments, respectively, during the thirty-nine weeks ended September 27, 2008. Revenues from the Company’s ten most significant customers accounted for approximately 80.9% and 81.3% of revenues during the thirteen and thirty-nine weeks ended September 27, 2008, respectively.
5. Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill for the thirty-nine weeks ended September 27, 2008 are as follows (in thousands):

	Management	Software
	Consulting	Solutions
	Services Segment	Segment	Total
Balance as of December 30, 2007	$13,365		$13,365
2008 Cartesian goodwill from earn-out payments		$2,039	2,039
2008 RVA goodwill from earn-out payments	2,465		2,465
2008 impairment loss	(9,079)		(9,079)

Balance as of September 27, 2008	$6,751	$2,039	$8,790

Included in intangible assets, net are the following (in thousands):

	September 27, 2008		December 29, 2007
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Acquired software	$2,757	$(1,206)	$2,988	$(747)
Customer relationships	5,605	(1,956)	6,090	(977)
Employment agreements	2,238	(1,228)	2,692	(736)
Customer backlog	2,100	(2,100)	2,598	(1,373)
Tradename	368	(322)	398	(199)
S3 license agreement			1,500	(629)

	$13,068	$(6,812)	$16,266	$(4,661)

Intangible amortization expense for the thirteen weeks ended September 27, 2008 and September 29, 2007 was $1,063,000 and $1,246,000, respectively, including $179,000 and $189,000 reported in cost of services for the thirteen weeks ended September 27, 2008 and September 29, 2007, respectively. Intangible amortization expense for the thirty-nine weeks ended September 27, 2008 and September 29, 2007 was $3,928,000 and $2,707,000, respectively, including $549,000 and $558,000 reported in cost of services for the thirty-nine weeks ended September 27, 2008 and September 29, 2007, respectively. Future intangible amortization expense is estimated to be as follows (in thousands):

		Estimated
		intangible
	Total estimated	amortization to
	intangible	be included in
Future Period	amortization	cost of services
Remainder of fiscal year 2008	$755	$173
Fiscal year 2009	2,837	689
Fiscal years 2010 — 2011	2,664	689

The Company evaluates goodwill for impairment on an annual basis on the last day of the first fiscal month of the fourth quarter and whenever events or circumstances indicate that these assets may be impaired. During the second quarter of 2008, based on an analysis of the present value of future cash flows the Company recognized a charge of approximately $9.1 million for the impairment of the carrying value of goodwill in the Management Consulting Services Segment. The impairment charge was the result of a reduction in the size and scope of operations which impacted our assessment of future cash flows of the strategy reporting unit. This goodwill impairment loss has been reflected as a component of Loss from Operations in the Statement of Operations and Comprehensive (Loss) Income. The Company performed its impairment test for goodwill in accordance with SFAS No. 142, “Accounting for Goodwill and Intangible Assets.”
The Company reviews long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets might not be recoverable in accordance with the provisions of SFAS No. 144. During the third quarter of 2008, based on an analysis of the present value of future cash flows, the Company determined that the carrying value of the S3 license agreement and the intangibles related to the TWG acquisition exceeded their fair market values and recorded an impairment loss related to the Management Consulting Segment of approximately $1.1 million. This impairment loss has been reflected as a component of Loss from Operations in the Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income.
6. Share-Based Compensation
The Company issues stock option awards and nonvested share awards under its share-based compensation plans. The key provisions of the Company’s share-based compensation plans are described in Note 4 of the Company’s consolidated financial statements included in the 2007 Form 10-K.
During the thirteen and thirty-nine weeks ended September 27, 2008, the Company recognized income tax benefits of $72,000 and $247,000 respectively related to share-based compensation arrangements. The Company did not recognize any income tax benefit for share-based compensation arrangements for the thirteen and thirty-nine weeks ended September 29, 2007. In addition, no costs related to share-based compensation expense were capitalized during the thirteen and thirty-nine weeks ended September 27, 2008 and September 29, 2007. During the third quarter of 2008 and the first quarter of 2007, the Company revised its estimate of options that are expected to be forfeited prior to vesting. As a result of this change in estimate, pre-tax share-based compensation expense was reduced by $233,000 in the 2008 period and $968,000 in the 2007 period.
1998 Equity Incentive Plan
Stock Options
A summary of the option activity under the Company’s 1998 Equity Incentive Plan, as amended and restated (the “1998 Plan”), as of September 27, 2008 and changes during the thirty-nine weeks then ended is presented below:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at December 29, 2007	4,794,341	$3.47
Granted	16,000	$1.05
Exercised	(12,775)	$2.10
Forfeited/cancelled	(413,894)	$2.31

Outstanding at September 27, 2008	4,383,672	$3.58

Options vested and expected to vest at September 27, 2008	3,738,497	$3.82

Options exercisable at September 27, 2008	2,628,571	$4.50

Weighted average fair value of options granted during the thirty-nine weeks ended September 27, 2008		$0.59

Nonvested Shares
A summary of the status of nonvested stock granted under the 1998 Plan as of September 27, 2008 and changes during the thirty-nine weeks then ended is presented below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding at December 29, 2007	107,500	$2.24
Vested	(50,625)	$2.24

Outstanding at September 27, 2008	56,875	$2.23

2000 Supplemental Stock Plan
A summary of the option activity under the Company’s 2000 Supplemental Stock Plan as of September 27, 2008 and changes during the thirty-nine weeks then ended is presented below:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at December 29, 2007	1,399,736	$2.58
Granted	469,000	$1.72
Forfeited/cancelled	(246,088)	$2.56

Outstanding at September 27, 2008	1,622,648	$2.34

Options vested and expected to vest at September 27, 2008	1,305,430	$2.39

Options exercisable at September 27, 2008	541,893	$2.86

Weighted average fair value of options granted during the thirty-nine weeks ended September 27, 2008		$1.01
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
In accordance with the provisions of SFAS 128, “Earnings per Share,” the Company uses the treasury stock method for calculating the dilutive effect of employee stock options and nonvested shares. These instruments will have a dilutive effect under the treasury stock method only when the respective period’s average market value of the underlying Company common stock exceeds the actual proceeds. In applying the treasury stock method, assumed proceeds include the amount, if any, the employee must pay upon exercise, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the options and the vesting of nonvested shares. The Company has not included the effect of stock options and nonvested shares in the calculation of diluted loss per share for the thirteen and thirty-nine weeks ended September 27, 2008 or for the thirty-nine weeks ended September 29, 2007 as the Company reported a net loss for these periods and the effect would have been anti-dilutive. During the thirteen weeks ended September 29, 2007, the calculation of diluted earnings per share excludes the impact of 5,613,390 options under the treasury stock method because the impact of these stock options would have been anti-dilutive.
8. Income Taxes
In the thirteen and thirty-nine weeks ended September 27, 2008, the Company recorded income tax provisions of $202,000 and $444,000, respectively. In the thirteen and thirty-nine weeks ended September 29, 2007, the Company recorded income tax provisions of $531,000 and $815,000, respectively. The tax provisions in these periods are primarily related to international income taxes due to the profitability of the Company’s United Kingdom operations. During both periods, the Company recorded full valuation allowances against income tax benefits related to domestic operations in accordance with the provisions of SFAS No. 109 “Accounting for Income Taxes,” which requires an estimation of the recoverability of the recorded income tax asset balances. As of September 27, 2008, the Company has recorded $34.2 million of valuation allowances attributable to its net deferred tax assets.

The Company analyzes its uncertain tax positions pursuant to the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109,” (“FIN 48”). The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. During the thirteen and thirty-nine weeks ended September 27, 2008, the liability for uncertain tax positions increased to $965,000. The liability increased by $417,000 related to tax positions taken during the current period and $8,000 for interest. As of September 27, 2008, the Company believes there are no positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002. As of September 27, 2008, the Company has one examination in process by the Internal Revenue Service related to employment and stock option matters.
9. Loans to Officers
As of September 27, 2008, there is one outstanding line of credit between the Company and its Chief Executive Officer, Richard P. Nespola, which originated in fiscal year 2001. Aggregate borrowings outstanding against the line of credit at September 27, 2008 and December 29, 2007 totaled $300,000 and are due in 2011. These amounts are included in other assets in the non-current assets section of the balance sheet. In accordance with the loan provisions, the interest rate charged on the loans is equal to the Applicable Federal Rate (AFR), as announced by the Internal Revenue Service, for short-term obligations (with annual compounding) in effect for the month in which the advance is made, until fully paid. Pursuant to the Sarbanes-Oxley Act, no further loan agreements or draws against the line may be made by the Company to, or arranged by the Company for its executive officers. Interest payments on this loan are current as of September 27, 2008.
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
Upon the acquisition of RVA, the Company assumed a contractual liability pursuant to a services agreement originally entered into by RVA. Under this agreement, the Company has the right to use office space and to receive certain information technology and human resource services through December 2008. As of September 27, 2008, the Company is obligated to make remaining payments of $0.3 million for office space and services. The off-market portion of these payments was recorded through purchase accounting in connection with the Company’s acquisition of RVA. As of September 27, 2008, the unamortized balance of the obligation was $0.2 million and is included as a current liability in “Unfavorable and other contractual obligations.”
On February 19, 2008, the independent members of the Company’s Board of Directors approved an executive incentive compensation plan for fiscal year 2008 (the “Plan”). The Plan establishes a cash bonus pool (the “Pool”) for the Company’s chief executive officer, president and chief operating officer, and chief financial officer if the Company meets or exceeds a non-GAAP earnings target (as defined) of $7.0 million for fiscal year 2008. The calculation of the non-GAAP EBITDA target excludes non-cash charges (e.g., share-based compensation expense, etc.) and may exclude extraordinary one-time items to the extent determined to be appropriate by the Compensation Committee. The amount available for payment from the Pool (“Payout Amount”) begins at $800,000 if the Company achieves the non-GAAP EBITDA target. If the target is exceeded, the Payout Amount increases in accordance with a graduated, ascending scale ranging from 15% to 25% of the non-GAAP EBITDA in excess of the target, provided that the Payout Amount will in no event exceed $3,000,000. As of September 27, 2008, $0.6 million has been accrued related to the Plan. The distribution of the Payout Amount, if any, among the Company’s eligible executive management will be determined by the Company’s Compensation Committee and/or independent directors at a later date.
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

Treasury Shares
Balance as of December 29, 2007	200,000
Purchases of treasury stock	2,000,000

Balance as of September 27, 2008	2,200,000

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Regarding Forward-Looking Statements. In addition to historical information, this quarterly report contains forward-looking statements. Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements of assumptions underlying such statements, and statements of the Company’s or management’s intentions, hopes, beliefs, expectations or predictions of the future. Forward-looking statements can often be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “could,” “intends,” “plans,” “estimates” or “anticipates,” variations thereof or similar expressions. Certain risks and uncertainties could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause a difference include, but are not limited to, our ability to successfully integrate recent acquisitions and to successfully locate new acquisition candidates, conditions in the industry sectors that we serve, including the recent slowing of client decisions on proposals and project opportunities along with scope reduction of existing projects, overall economic and business conditions, including the recent worsening of conditions in the credit markets and in general economic conditions, our ability to retain the limited number of large clients that constitute a major portion of our revenues, technological advances and competitive factors in the markets in which we compete, and the factors discussed in the sections entitled “Cautionary Statement Regarding Forward-Looking Information” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended December 29, 2007. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date of this report. We undertake no obligation to revise, or publicly release the results of any revision to, these forward-looking statements. Readers should carefully review the cautionary statements contained in our annual report and in other documents that we file from time to time with the Securities and Exchange Commission.
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
With our 2007 acquisitions we further extended our capabilities and client base. The Cartesian acquisition extended our offerings to include a suite of software applications. The RVA and TWG acquisitions support our carrier positioning strategy and add several new practices to our portfolio. RVA provides telecom systems integration and transformational consulting for leading, Tier-one U.S. carriers. RVA has also historically been very successful in building relationships with key carriers as the industry has consolidated in recent years. RVA will also complement the technical capabilities that Cartesian has brought to TMNG. TWG’s strength lies in organizational design and development and furthers our capabilities to support knowledge management, leveraging our knowledge surrounding the Web 2.0 movement and its extension to corporate intranets. The details of these acquisitions are outlined in Item 1, Note 3, “Business Combinations,” to the unaudited condensed consolidated financial statements. These acquisitions combined with our investment in targeting the cable industry have re-positioned us to better serve consolidating telecommunications carriers and the converging global media and entertainment companies. Our efforts are helping us build what we believe is a more sustainable revenue model, subject to cyclical economic conditions, and expanding our global presence. We continue to focus our efforts on identifying, adapting to and capitalizing on the changing dynamics prevalent in the converging communications industry, as well as providing our wireless and IP services within the communications sector.
The convergence of communications with media and entertainment and the consolidation of large telecommunications carriers have required us to focus our strategy on building a global presence, continuing to expand our offerings and strengthening our position within the large carriers and media and entertainment companies. We have demonstrated recent success on building a global presence. Our total revenues grew by 16.8% for the thirty-nine weeks ended September 27, 2008 from the same period in 2007, driven by acquisitions. International revenues for the thirty-nine weeks ended September 27, 2008 represent 38.9% of our total revenues. However, beginning in the third quarter of fiscal 2008, as a result of negative economic trends, spurred by sub-prime mortgage failures and falling real estate prices impacting financial markets, we began to see the financial impact to the communications sector. The impact to TMNG has been a noted slowing of client decisions on proposals and project opportunities along with scope reduction of existing projects. Our results for the thirteen weeks ended September 27, 2008 reflect such reductions in project activity with our revenues declining 15.8% as compared the thirteen weeks ended September 29, 2007.
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
Gross margins were 45.7% in the thirty-nine weeks ended September 27, 2008 compared with 46.5% in the same period of 2007. Gross margins were 43.5% for the thirteen weeks ended September 27, 2008 compared with 49.5% for the same period of 2007. The decline in gross margin percentage in the 2008 periods as compared to the same periods of 2007 is primarily due to both a reduction during 2008 in project revenues on higher margin fixed price projects and the related impact on consultant utilization as a result of such project reductions. We continue to evaluate the size of our employee consultant base and reduce the base as required to align to reduced revenue levels and a more challenging economic environment.
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
Management has focused on aligning operating costs with operating segment revenues. As a percentage of revenues, we have reduced selling, general and administrative expenses to 40.0% in the thirty-nine weeks ended September 27, 2008 from 44.6% in the same period of 2007. Selling general and administrative expenses in the 2008 period include a net increase of approximately $0.4 million in share-based compensation expenses due primarily to adjustments to our forfeiture assumptions in the first quarter of 2007 that resulted in a reduction in expense in the 2007 period. We continue to leverage integration of our recent acquisitions and evaluate selling, general and administrative expense reduction opportunities to improve earnings.
Intangible asset amortization increased substantially to $3.4 million in the thirty-nine weeks ended September 27, 2008 from $2.1 million in the same period of 2007. The increase in amortization expense was due to the amortization of intangibles recorded in connection with the RVA and TWG acquisitions.
We recorded net loss of $9.8 million for the thirty-nine weeks ended September 27, 2008 compared to a net loss of $2.8 million for the thirty-nine weeks ended September 29, 2007. The increase in net loss is primarily attributable to a $9.1 million impairment of goodwill related to our strategy business and a $1.1 million impairment of intangible assets within our Management Consulting Services Segment, partially offset by the benefits of scale as a result of increased revenues combined with effective cost management initiatives.
Although the year over year growth in our business has been positive, the more recent economic outlook has added significant challenges to our clients in the communications and media sector. The result is reduced client spend on capital and operational initiatives. This reduction in spending, coupled with increased competition pursuing fewer opportunities could result in further price reductions, fewer client projects, under utilization of consultants, reduced operating margins, and loss of market share. Declines in our revenues can have a significant impact on our financial results. Although we have a very flexible cost base comprised primarily of employee and related costs, there is a lag in time required to scale the business appropriately if revenues are reduced. In addition, our future revenues and operating results may fluctuate from quarter to quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, consultant utilization rates, the use of estimates to complete ongoing projects, general economic conditions and other factors.
From a cash flow perspective, cash flows provided by operating activities were $7.1 million during the thirty-nine weeks ended September 27, 2008. Net cash flows provided by operating activities were $1.1 million during the thirty-nine weeks ended September 29, 2007. The improvement in cash flows from operating activities during the thirty-nine weeks ended September 27, 2008 as compared with the same 2007 period primarily related to revenue scale and cost and working capital management, including non-recurring payments of $2.5 million made in the 2007 period related to the Special Committee investigation of our past stock option granting practices and related accounting, and positive cash flow from net working capital changes.
At September 27, 2008, we have working capital of approximately $14 million and minimal long-term obligations. Additionally, our non-current investments consist of $14.0 million in auction rate securities guaranteed through the Federal Family Education Loan Program of the U.S. Department of Education. Due to recent events in the credit markets, the liquidity of auction rate securities has been negatively impacted. See Note 2, “Auction Rate Securities,” in Notes to Condensed Consolidated Financial Statements (Unaudited) and “Critical Accounting Policies” below for further discussion of our auction rate securities.

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
Marketable Securities — Short-term investments and non-current investments, which consist of auction rate securities, are classified as “available for sale” under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, these investments are reported at fair value, as measured pursuant to SFAS No. 157, “Fair Value Measurements,” with any temporary unrealized gains and losses included as a separate component of stockholders’ equity, net of applicable taxes, when applicable. Realized gains and losses, changes in value judged to be other-than-temporary, interest and dividends are included in interest income within the Consolidated Statements of Operations and Comprehensive (Loss) Income.
The auction rate securities we hold are generally long-term debt instruments that historically provided liquidity through a Dutch auction process through which interest rates reset every 28 to 35 days; consequently, interest rate movements did not materially affect the fair value of these investments. At December 29, 2007 there were no unrealized gains or losses on short-term investments. Given the liquidity created by the auctions, auction rate securities were presented as current assets under short-term investments on our balance sheet. Beginning in February 2008, auctions of our auction rate securities portfolio failed to receive sufficient order interest from potential investors to clear successfully, resulting in failed auction status. The principal associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers establish a different form of financing to replace these securities or final payments come due according to contractual maturities ranging from approximately 22 to 36 years. For each unsuccessful auction, the interest rate moves to a maximum rate defined for each security. In the event we are able to successfully liquidate our auction rate securities portfolio we intend to reinvest these balances into money market or similar investments. At this time, we are uncertain as to when the liquidity issues related to these investments will improve. Accordingly, the entire amount of auction rate securities is classified as non-current assets on our balance sheet as of September 27, 2008.
We value our auction rate securities portfolio using a model that takes into consideration inputs that are based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. Although the auction rate securities are guaranteed through the Federal Family Education Loan Program of the U.S. Department of Education and continue to pay interest according to their stated terms, based on our analysis of the fair value of these securities, we recorded an impairment related to these auction rate securities. Auction rate securities with an original par value of approximately $14.8 million were written-down to an estimated fair value of $14.0 million as of September 27, 2008. Based on our analysis of other-than-temporary impairment factors, this write-down resulted in temporary impairment charges of approximately $0.4 million and $0.8 million reflected as an unrealized loss within other comprehensive income for the thirteen weeks and thirty-nine weeks ended September 27, 2008. The increase in the unrealized loss during the thirteen weeks ended September 27, 2008 is due to a decline in the coupon rates on the auction rate securities while the market yields on similar investments increased during the period.
During the thirteen weeks ended September 27, 2008, state and federal regulators reached settlement agreements with both of the brokers who advised the Company to purchase the auction rate securities currently held by the Company. The settlement agreements with the regulators were intended to eventually provide liquidity for holders of auction rate securities. Subsequent to September 27, 2008, we received a settlement offer from a broker who holds $7.6 million par value of the Company’s auction rate securities. If accepted, the settlement offer would provide the Company with the ability to require the broker to redeem the securities for their par value during a two-year period beginning June 30, 2010. In addition to ultimate liquidation of the securities, the settlement offer provides the Company with the opportunity to obtain no-cost loans prior to June 30, 2010 up to the par value of its auction rate securities. The Company has not yet received a settlement offer from the broker holding our remaining auction rate securities.

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
We recorded bad debt recoveries of $150,000 for the thirteen and thirty-nine weeks ended September 27, 2008 and bad debt expense of $90,000 and $380,000 for the thirteen and thirty-nine weeks ended September 29, 2007. Our allowance for doubtful accounts totaled $494,000 and $562,000 as of September 27, 2008 and December 29, 2007, respectively. The calculation of these amounts is based on judgment about the anticipated default rate on receivables owed to us as of the end of the reporting period. That judgment is based on uncollected account experience in prior years and our ongoing evaluation of the credit status of our customers and the communications industry in general.
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
Impairment of Goodwill and Long-lived Assets — As of September 27, 2008, we have $8.8 million in goodwill and $6.3 million in long-lived intangible assets, net of accumulated amortization. Goodwill and other long-lived intangible assets arising from our acquisitions are subjected to periodic review for impairment. SFAS No. 142 “Goodwill and Other Intangible Assets” requires an evaluation of these assets annually and whenever events or circumstances indicate that such assets may be impaired. The evaluation is conducted at the reporting unit level of the fair value of goodwill and compares the calculated fair value of the reporting unit to its book value to determine whether impairment has been deemed to occur. Any impairment charge would be based on the most recent estimates of the recoverability of the recorded goodwill. If the remaining book value assigned to goodwill in an acquisition is higher than the estimated fair value of the reporting unit, there is a requirement to write down these assets. The determination of fair value requires management to make assumptions about future cash flows and discount rates. These assumptions require significant judgment and estimations about future events and are thus subject to significant uncertainty. If actual cash flows turn out to be less than projected, we may be required to take further write-downs, which could increase the variability and volatility of our future results.
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
During the second quarter of 2008, we recognized a $9.1 million charge for the impairment of the carrying amount of goodwill in the Management Consulting Services Segment. The impairment charge was the result of a reduction in the size and scope of operations which impacted our assessment of future cash flows of the strategy business. During the third quarter of 2008, we recognized a $1.1 million charge for the impairment of the carrying amount of intangible assets in the Management Consulting Services Segment. The impairment charge was related to the evaluation of the value of our S3 license agreement and intangibles related to our acquisition of TWG. See Note 5, “Goodwill and Other Identifiable Intangible Assets” in the Notes to Condensed Consolidated Financial Statements (Unaudited).
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
We also may enter into contingent fee contracts, in which revenue is subject to achievement of savings or other agreed upon results, rather than time spent. Due to the nature of contingent fee contracts, we recognize costs as they are incurred on the project and defer revenue recognition until the revenue is realizable and earned as agreed to by our clients. Although these contracts can be very rewarding, the profitability of these contracts is dependent on our ability to deliver results for our clients and control the cost of providing these services. These types of contracts are typically more results-oriented and are subject to greater risk associated with revenue recognition and overall project profitability than traditional time and materials contracts. Revenues from contingent fee contracts were $50,000 for the thirteen and thirty-nine weeks ended September 27, 2008. Revenues and costs associated with contingent fee contracts were $786,000 and $236,000, respectively, for the thirteen and thirty-nine weeks ended September 29, 2007.
Share-based Compensation Expense - We grant stock options and non-vested stock to our employees and also provide employees the right to purchase our stock at a discount pursuant to an employee stock purchase plan. The benefits provided under these plans are share-based payment awards subject to the provisions of SFAS No. 123R, “Share-based Payments.” Under SFAS No. 123R, we are required to make significant estimates related to determining the value of our share-based compensation. Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock which are obtained from public data sources. For stock option grants issued during the thirteen and thirty-nine weeks ended September 27, 2008, we used a weighted-average expected stock-price volatility of 56% and 60%, respectively. The expected term of options granted is based on the simplified method in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 110 as our historical share option exercise experience does not provide a reasonable basis for estimation. As such, we used a weighted-average expected option life assumption of 6.25 years.
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
In addition, under SFAS No. 123R we are required to net estimated forfeitures against compensation expense. This requires us to estimate the number of awards that will be forfeited prior to vesting. If actual forfeitures in future periods are different than our initial estimate, the compensation expense that we ultimately record under SFAS No. 123R may differ significantly from what was originally estimated. The estimated forfeiture rate for unvested options outstanding as of September 27, 2008 is 31%.

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
We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” and Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). As required by SFAS No. 109, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of September 27, 2008, cumulative valuation allowances in the amount of $34.2 million were recorded in connection with the net deferred income tax assets. As required by FIN 48, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the Interpretation. Pursuant to FIN 48, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As of September 27, 2008, we have recorded a liability of approximately $965,000 for unrecognized tax benefits.
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
During the fourth quarter of 2007, we performed a review of our transfer pricing methodology specifically as it relates to inter-company charges for headquarter support services performed by our domestic entities on behalf of various foreign affiliates. We adopted a “cost plus fixed margin” transfer pricing methodology. While the application of the new transfer pricing methodology did not change the Company’s revenues or operating loss on a consolidated basis, it impacted the allocation of revenues and costs between the Company and its international subsidiaries, thus impacting the tax liability for certain international subsidiaries.
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
Research and Development and Capitalized Software Costs - Software development costs are accounted for in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. We capitalize development costs incurred during the period between the establishment of technological feasibility and the release of the final product to customers. During the thirteen and thirty-nine weeks ended September 27, 2008, no software development costs were capitalized and $219,000 and $615,000, respectively, of these costs were expensed as incurred. During the thirteen and thirty-nine weeks ended September 29, 2007, no software development costs were capitalized and $229,000 and $680,000, respectively, of these costs were expensed as incurred.

RESULTS OF OPERATIONS
THIRTEEN WEEKS ENDED SEPTEMBER 27, 2008 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 29, 2007
REVENUES
Revenues decreased 15.8% to $17.5 million for the thirteen weeks ended September 27, 2008 from $20.8 million for the thirteen weeks ended September 29, 2007. Revenues decreased in both our software solutions segment and the management consulting services segment as discussed below.
Management Consulting Services Segment - Management Consulting Services segment revenues decreased 12.9% to $12.2 million for the thirteen weeks ended September 27, 2008, from $14.0 million for the same period of 2007. The 2007 period included the recognition of a $0.8 million contractual commission related to the sale of a managed service client. In addition, overall revenues in the segment were down approximately $1 million primarily due to scope reductions in client projects during the second and third quarters of fiscal 2008, as a result of the worsening of conditions in the credit markets and in general economic conditions. During the thirteen weeks ended September 27, 2008, this segment provided services on 103 customer projects, compared to 108 projects performed in the thirteen weeks ended September 29, 2007. The average revenue per project was $119,000 in the thirteen weeks ended September 27, 2008 compared to $130,000 in the thirteen weeks ended September 29, 2007. Our international revenues from this segment decreased to $1.6 million, or 13.1% of revenues, for the thirteen weeks ended September 27, 2008 from $2.0 million, or 13.9% of revenues, for the thirteen weeks ended September 29, 2007. The decrease as a percentage of revenues was due to an overall increase in the mix of project activity domestically, driven by the acquisitions of RVA and TWG, along with the completion of a major international project.
Revenues recognized in connection with fixed price engagements totaled $7.0 million and $7.3 million, representing 56.9% and 52.1% of total revenues of the segment, for the thirteen weeks ended September 27, 2008 and September 29, 2007, respectively. The increase in fixed price engagements as a percentage of total segment revenues is primarily due to the RVA and TWG acquisitions.
Software Solutions Segment - Revenues declined 21.8% to $5.3 million for the thirteen weeks ended September 27, 2008 from $6.8 million for the thirteen weeks ended September 29, 2007. All revenues were generated internationally. The decrease in revenues was due to unfavorable exchange rate movements along with the completion of a major international client engagement. During the thirteen weeks ended September 27, 2008 and September 29, 2007, this segment provided services on 77 and 72 customer projects, respectively. Average software and services revenue per project was approximately $58,000 and $88,000, respectively, for the thirteen weeks ended September 27, 2008 and September 29, 2007. The decrease in revenue per project for the thirteen weeks ended September 27, 2008 as compared to the 2007 period is primarily due to an increase in the number of smaller engagements combined with the completion of a number of larger projects during fiscal year 2007. In addition, revenues from post-contract support services were approximately $580,000 and $448,000 for the thirteen weeks ended September 27, 2008 and September 29, 2007, respectively. During the thirteen weeks ended September 27, 2008, revenues from software licensing were $238,000. There were no revenues from software licensing during the thirteen weeks ended September 29, 2007.
COSTS OF SERVICES
Costs of services decreased 5.8% to $9.9 million for the thirteen weeks ended September 27, 2008 compared to $10.5 million for the thirteen weeks ended September 29, 2007. Our gross margin was 43.5% for the thirteen weeks ended September 27, 2008, compared to 49.5% for the thirteen weeks ended September 29, 2007. The decrease in gross margin in the third quarter of 2008 as compared to the same period of 2007 is primarily due to a reduction in project scope for higher margin fixed price projects in our Management Consulting segment along with high margins on the 2007 contractual commissions previously discussed. Our Management Consulting Services segment gross margin was 47.2 % for the thirteen weeks ended September 27, 2008 compared to 48.9% for the thirteen weeks ended September 29, 2007. Our Software Solutions segment gross margin was 35.0% for the thirteen weeks ended September 27, 2008, compared to 50.8% for the thirteen weeks ended September 29, 2007. Margin reductions are primarily related to lower revenue volumes for the quarter and thus lower utilization of personnel and a decrease in the mix of software license revenues. Costs of services in the Software Solutions segment included amortization of intangible assets of $179,000 and $189,000, respectively for the thirteen weeks ended September 27, 2008 and September 29, 2007, related to acquired software.
OPERATING EXPENSES
Operating expenses decreased by 12.1% to $8.9 million for the thirteen weeks ended September 27, 2008, from $10.1 million for the thirteen weeks ended September 29, 2007. Excluding the $1.1 million of goodwill and intangible asset impairment in the thirteen weeks ended September 27, 2008, operating expenses decreased by 22.8% from the same period in 2007. Operating expenses for the 2008 period include selling, general and administrative expenses (inclusive of share-based compensation) and goodwill and intangible asset amortization. For the thirteen weeks ended September 29, 2007, operating expenses also included Special Committee charges of approximately $0.1 million related to the investigation of our past stock option granting practices and related accounting. These costs primarily consisted of professional services for legal, accounting and tax guidance.

Selling, general and administrative expenses decreased to $6.9 million for the thirteen weeks ended September 27, 2008, compared to $8.9 million for the thirteen weeks ended September 29, 2007. As a percentage of revenues, our selling, general and administrative expense was 39.4% for the thirteen weeks ended September 27, 2008, compared to 43.0% for the thirteen weeks ended September 29, 2007. We initiated cost reductions in the 2008 quarter as we identified softness in the economic marketplace We continue to evaluate cost reductions through the integration of our acquisitions and alignment of costs to revenues for each operating segment.
Intangible asset amortization was $885,000 for the thirteen weeks ended September 27, 2008, compared to $1,057,000 for the thirteen weeks ended September 29, 2007. The decrease in amortization expense was primarily due to the fully amortized intangibles recorded in connection with the RVA and TWG acquisitions.
OTHER INCOME AND EXPENSES
Interest income was $233,000 and $387,000 for the thirteen weeks ended September 27, 2008 and September 29, 2007, respectively, and represented interest earned on invested balances. Interest income decreased for the thirteen weeks ended September 27, 2008 as compared to the thirteen weeks ended September 29, 2007 due primarily to reductions in invested balances attributable to cash utilized for acquisitions and reductions in interest rates. We primarily invest in money market funds and have holdings in auction rate securities. During the thirteen weeks ended September 29, 2007, we recorded other income in the amount of $452,000 related to the settlement of foreign withholding tax disputes.
INCOME TAXES
In the thirteen weeks ended September 27, 2008 and September 29, 2007, we recorded income tax provisions of $202,000 and $531,000, respectively. The income tax provisions in both periods are primarily due to the profitability of our United Kingdom operations. For the thirteen weeks ended September 27, 2008 and September 29, 2007, we recorded no income tax benefit related to our domestic pre-tax losses in accordance with the provisions of SFAS No. 109 “Accounting for Income Taxes” which requires an estimation of our ability to use recorded deferred income tax assets. We have recorded a valuation allowance against all domestic and certain international deferred income tax assets generated due to uncertainty about their ultimate realization due to our history of operating losses. If we continue to report domestic net operating losses for financial reporting, no additional tax benefit would be recognized for those losses, since we will not have accumulated enough positive evidence to support our ability to utilize the net operating loss carryforwards in the future.
NET LOSS
We had net loss of $1.2 million for the thirteen weeks ended September 27, 2008 compared to net income of $0.5 million for the thirteen weeks ended September 29, 2007. This net loss was primarily attributable to the impairment of intangible assets and reductions in revenue, partially offset by continued cost management. In addition, the 2007 period included $0.1 million in Special Committee charges which did not recur in the thirteen weeks ended September 27, 2008.
THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 2008 COMPARED TO THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 2007
REVENUES
Revenues increased 16.8% to $59.6 million for the thirty-nine weeks ended September 27, 2008 from $51.0 million for the thirty-nine weeks ended September 29, 2007. The increase in revenues is primarily due to the acquisitions of RVA in August 2007 and TWG in October 2007, which contributed $14.0 million and $1.5 million, respectively, in revenues during the thirty-nine weeks ended September 27, 2008. Organic revenues were down 13.5% in the thirty-nine weeks ended September 27, 2008 as compared to the same period of 2007, due primarily to negative economic trends which have led to protractions and scope reductions in client projects.
Management Consulting Services Segment - Management Consulting Services segment revenues increased $10.0 million or 29.9%, to $43.3 million for the thirty-nine weeks ended September 27, 2008 from $33.3 million for the same period of 2007. The acquisitions of RVA and TWG accounted for $14.0 million and $1.5 million, respectively, of this increase. Revenues from the remainder of the segment decreased $5.5 million.
During the thirty-nine weeks ended September 27, 2008, this segment provided services on 207 customer projects, compared to 202 projects performed in the thirty-nine weeks ended September 29, 2007. Average revenue per project was $209,000 in the thirty-nine weeks ended September 27, 2008 compared to $165,000 in the thirty-nine weeks ended September 29, 2007. The increase in average revenue per project is primarily attributable to an increase in the number of large projects due to the acquisition of RVA. Our international revenues from this segment increased to $6.9 million for the thirty-nine weeks ended September 27, 2008 from $6.3 million for the thirty-nine weeks ended September 29, 2007. However, international revenues have decreased as a percentage of total revenues of the segment from 19.0% in the thirty-nine weeks ended September 29, 2007 to 16.0% in the 2008 period. The decrease as a percentage of revenues was due to an overall increase in the mix of project activity domestically, driven by the acquisitions of RVA and TWG and the completion of a major international project.

Revenues recognized in connection with fixed price engagements totaled $26.1 million and $15.3 million, representing 60.3% and 45.9% of total revenues of the segment, for the thirty-nine weeks ended September 27, 2008 and September 29, 2007, respectively. This increase is primarily due to the increase in deliverable based projects, primarily related to the RVA and TWG acquisitions.
Software Solutions Segment - Revenues of $16.3 million and $17.7 million, respectively, were generated for the thirty-nine weeks ended September 27, 2008 and September 29, 2007. All revenues were generated internationally. The decrease in revenues was due to unfavorable exchange rate movements together with the completion of a major international client engagement. During the thirty-nine weeks ended September 27, 2008 and September 29, 2007, this segment provided services on 139 and 110 customer projects, respectively. Average software and services revenue per project was approximately $103,000 and $149,000 for the thirty-nine weeks ended September 27, 2008 and September 29, 2007, respectively. The decrease in revenue per project for the thirty-nine weeks ended September 27, 2008 as compared to the 2007 period is primarily due to an increase in the number of smaller engagements combined with the completion of a number of larger projects during fiscal year 2007. In addition, revenues from post-contract support services were approximately $1,724,000 and $1,341,000 for the thirty-nine weeks ended September 27, 2008 and September 29, 2007, respectively. During the thirty-nine weeks ended September 27, 2008, revenues from software licensing were $238,000. There were no revenues from software licensing during the thirty-nine weeks ended September 29, 2007.
COSTS OF SERVICES
Costs of services increased 18.6% to $32.4 million for the thirty-nine weeks ended September 27, 2008 compared to $27.3 million for the thirty-nine weeks ended September 29, 2007. Our gross margin was 45.7% for the thirty-nine weeks ended September 27, 2008, compared to 46.5% for the thirty-nine weeks ended September 29, 2007. The decrease in gross margin in the thirty-nine weeks ended September 27, 2008 is primarily due to reduction in project scope for higher margin fixed price projects in our management consulting segment. Our Management Consulting Services segment gross margin was 49.5% for the thirty-nine weeks ended September 27, 2008, compared to 46.7% for the thirty-nine weeks ended September 29, 2007. Our Software Solutions segment gross margin was 35.7% for the thirty-nine weeks ended September 27, 2008, compared to 46.0% for the thirty-nine weeks ended September 29, 2007. The lower margin was due to reduced revenue volumes and related lower utilization of personnel. Costs of services in the Software Solutions segment included amortization of intangible assets of $549,000 and $558,000, respectively for the thirty-nine weeks ended September 27, 2008 and September 29, 2007, related to acquired software.
OPERATING EXPENSES
Operating expenses increased by 36.7% to $37.4 million for the thirty-nine weeks ended September 27, 2008, from $27.4 million for the thirty-nine weeks ended September 29, 2007. Operating expenses for the 2008 period included selling, general and administrative expenses (inclusive of share-based compensation), impairment of goodwill and intangible asset amortization. For the thirty-nine weeks ended September 27, 2008, operating expenses included $10.1 million of goodwill and intangible asset impairment. For the thirty-nine weeks ended September 29, 2007, operating expenses also included Special Committee charges of approximately $2.5 million related to the investigation of our past stock option granting practices and related accounting. These costs primarily consisted of professional services for legal, accounting and tax guidance.
Selling, general and administrative expenses increased to $23.9 million for the thirty-nine weeks ended September 27, 2008, compared to $22.8 million for the thirty-nine weeks ended September 29, 2007. As a percentage of revenues, our selling, general and administrative expense was 40.0% for the thirty-nine weeks ended September 27, 2008, compared to 44.6% for the thirty-nine weeks ended September 29, 2007. Selling, general and administrative expenses of acquired businesses were $3.6 million for the thirty-nine weeks ended September 27, 2008 compared to $0.7 million in the comparable fiscal 2007 period. Excluding costs related to these acquisitions, organic selling general and administrative expenses decreased by $1.8 million, or 7.9%, as compared to the same period of 2007. The reductions were the result of cost reduction initiatives supporting integration activities and reducing the utilization of consultants and third-party advisors. Partially offsetting these cost reductions was a net increase in share-based compensation expense of $0.4 million due primarily to adjustments to our forfeiture assumptions in the thirty-nine weeks ended September 29, 2007 that resulted in a reduction in expense in the 2007 period. We continue to evaluate cost reductions through the integration of our acquisitions and alignment of costs to revenues for each operating segment.
Intangible asset amortization increased by $1,230,000 to $3,379,000 for the thirty-nine weeks ended September 27, 2008, compared to $2,149,000 for the thirty-nine weeks ended September 29, 2007. The increase in amortization expense was due to the amortization of intangibles recorded in connection with the RVA and TWG acquisitions.
OTHER INCOME AND EXPENSES
Interest income was $750,000 and $1,185,000 for the thirty-nine weeks ended September 27, 2008 and September 29, 2007, respectively, and represented interest earned on invested balances. Interest income decreased for the thirty-nine weeks ended September 27, 2008 as compared to the thirty-nine weeks ended September 29, 2007 due primarily to reductions in invested balances attributable to cash utilized for acquisitions and reductions in interest rates. We primarily invest in money market funds and have holdings in auction rate securities. During the thirty-nine weeks ended September 29, 2007, we recorded other income in the amount of $452,000 related to the settlement of foreign withholding tax disputes.

INCOME TAXES
In the thirty-nine weeks ended September 27, 2008 and September 29, 2007, we recorded income tax provisions of $444,000 and $815,000, respectively. The income tax provisions in both periods are primarily due to the profitability of our United Kingdom operations. For the thirty-nine weeks ended September 27, 2008 and September 29, 2007, we recorded no income tax benefit related to our domestic pre-tax losses in accordance with the provisions of SFAS No. 109 “Accounting for Income Taxes” which requires an estimation of our ability to use recorded deferred income tax assets. We have recorded a valuation allowance against all domestic and certain international deferred income tax assets generated due to uncertainty about their ultimate realization due to our history of operating losses. If we continue to report domestic net operating losses for financial reporting, no additional tax benefit would be recognized for those losses, since we will not have accumulated enough positive evidence to support our ability to utilize the net operating loss carryforwards in the future.
NET LOSS
We had net loss of $9.8 million for the thirty-nine weeks ended September 27, 2008 compared to a net loss of $2.8 million for the thirty-nine weeks ended September 29, 2007. This increase in net loss was primarily attributable to the impairment of goodwill and intangible assets of $10.2 million and an increase in share-based compensation expense of $0.7 million resulting from the adjustment for forfeitures during the 2007 period, partially offset by revenue growth, including the accretive acquisitions of Cartesian and RVA, and improved operating leverage obtained through scale and continued cost management. In addition, the 2007 period included $2.5 million in Special Committee charges which did not recur in the thirty-nine weeks ended September 27, 2008.
LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities was $7.1 million and $1.1 million for the thirty-nine weeks ended September 27, 2008 and September 29, 2007. The significant change in cash flows from operating activities for the thirty-nine weeks ended September 27, 2008 as compared to the same period in 2007 was due to improvements in operating results and positive cash flow from net working capital changes. The thirty-nine weeks ended September 29, 2007, included payments related to the Special Committee that did not occur in the 2008 period.
Net cash used in investing activities was $1.9 million and $0.6 million for the thirty-nine weeks ended September 27, 2008 and September 29, 2007, respectively. Investing activities in fiscal year 2008 included $0.8 and $2.6 in earn-out payments related to the acquisitions of RVA and Cartesian, respectively, and fiscal year 2007 included $9.9 million for the acquisition of Cartesian and RVA. Investing activities in fiscal year 2008 include $0.1 million in payments for TWG working capital true-ups. Investing activities include proceeds from sales of marketable securities of $2.3 and $9.7 million in the thirty-nine weeks ended September 27, 2008 and September 29, 2007, respectively. Net cash used in investing activities also included $0.6 million and $0.3 million for the thirty-nine weeks ended September 27, 2008 and September 29, 2007, respectively, related to the purchase of office equipment, software and computer equipment.
Net cash used in financing activities was $4.3 million and $0.6 million for the thirty-nine weeks ended September 27, 2008 and September 29, 2007, respectively. During the 2008 period, $3.2 million was utilized to purchase shares of our common stock. In addition, in both periods cash was used to make payments on long-term obligations, including unfavorable contract obligations assumed as part of the RVA acquisition, partially offset by proceeds received from the exercise of employee stock options.
At September 27, 2008, we had approximately $9.7 million in cash and cash equivalents and $13.8 million in net working capital. We believe we have sufficient cash and short-term investments to meet anticipated cash requirements, including anticipated capital expenditures and earn-out payments, and any future operating losses that may be incurred, for at least the next 12 months. Furthermore, based on an analysis of our investments classified as cash equivalents, we do not believe that we have any material risk related to the liquidity or valuation of these investments, nor do we believe that we have any counterparty credit risk related to these investments. Should our cash and short-term investments prove insufficient we may need to obtain new debt or equity financing to support our operations or complete acquisitions. Recently, credit and capital markets have experienced unusual volatility and disruption, and equity and debt financing have become more expensive and difficult to obtain. If we need to obtain new debt or equity financing to support our operations or complete acquisitions in the future, we may be unable to obtain debt or equity financing or reasonable terms. We have established a flexible model that provides a lower fixed cost structure than most consulting firms, enabling us to scale operating cost structures more quickly based on market conditions. Our strong balance sheet has enabled us to make acquisitions and related investments in intellectual property and businesses we believe are enabling us to capitalize on the current transformation of the industry; however, if demand for our consulting services is reduced and we experience negative cash flow, we could experience liquidity challenges at some future point.
As previously discussed, the liquidity of auction rate securities has been negatively impacted by recent events in the credit markets. As of September 27, 2008, we hold auction rate securities in the face amount of $14.8 million, with an estimated fair value of $14.0 million, collateralized by government guaranteed student loans. Beginning in February 2008, auctions of the Company’s auction rate securities portfolio failed to receive sufficient order interest from potential investors to clear successfully, resulting in failed auction status. Except as noted below, the principal associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers establish a different form of financing to replace these securities or final payments come due according to contractual maturities ranging from approximately 22 to 36 years. For each unsuccessful auction, the interest rate moves to a maximum rate defined for each security. At this time, we are uncertain as to when the liquidity issues related to these investments will improve. Accordingly, the entire amount of auction rate securities is classified as non-current assets on our balance sheet as of September 27, 2008.
During the thirteen weeks ended September 27, 2008, state and federal regulators reached settlement agreements with both of the brokers who advised the Company to purchase the auction rate securities currently held by the Company. As a result of these agreements, we may be able to require the brokers to redeem at least a portion of the securities beginning June 30, 2010 and may have the opportunity to obtain no-cost loans prior to June 30, 2010 up to the par value of at least a portion of the auction rate securities. See Note 2, “Auction Rate Securities” in the Notes to Condensed Consolidated Financial Statements (Unaudited).
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
FINANCIAL COMMITMENTS
During fiscal year 2007, we purchased 100% of the outstanding stock of Cartesian, acquired all of the outstanding membership interests of RVA and acquired all of the outstanding shares of stock of TWG. In addition to consideration paid at closing for these acquisitions, we have potential contingent purchase price obligations of approximately $2.8 million, $1.7 million and $2.8 million, respectively, at September 27, 2008 related to future earn-out consideration based upon the performance of Cartesian, RVA and TWG after the closing dates.
The first measurement date for contingent cash and stock consideration related to the RVA acquisition was June 30, 2008. Cash earn-out consideration in the amount of $1.5 million was earned and will be paid on or prior to November 15, 2008. Stock consideration in the amount of 654,474 shares of common stock, with a value of $0.9 million as of September 27, 2008, was earned as of the measurement date and was issued on September 29, 2008.
On February 19, 2008, the independent members of our Board of Directors approved an executive incentive compensation plan for fiscal year 2008 (the “Plan”). The Plan establishes a cash bonus pool (the “Pool”) for our chief executive officer, president and chief operating officer, and chief financial officer if we meet or exceed a non-GAAP EBITDA target (as defined) of $7.0 million for fiscal year 2008. The calculation of the non-GAAP EBITDA target excludes non-cash charges (e.g., share-based compensation expense, etc.) and may exclude extraordinary one-time items to the extent determined to be appropriate by the Compensation Committee. The amount available for payment from the Pool (“Payout Amount”) begins at $800,000 if we achieve the Non-GAAP EBITDA target. If the target is exceeded, the Payout Amount increases in accordance with a graduated, ascending scale ranging from 15% to 25% of the earnings in excess of the target, provided that the Payout Amount will in no event exceed $3,000,000. As of September 27, 2008, $0.6 million has been accrued for the Plan. The distribution of the Payout Amount, if any, among our eligible executive management will be determined by the Compensation Committee and/or independent directors at a later date.
TRANSACTIONS WITH RELATED PARTIES
During the thirteen and thirty-nine weeks ended September 27, 2008, we paid legal fees of $6,000 and $31,000, respectively, for services provided by Bingham McCutchen, LLP, a law firm in which a member of our Board of Directors, Andrew Lipman, owns an equity interest. Payments made during the 2008 period were in connection with income tax and potential acquisition related matters. During the thirteen and thirty-nine weeks ended September 29, 2007, we paid legal fees of $21,000 and $435,000, respectively, for services provided by Bingham McCutchen, LLP. Payments made during the 2007 period were in connection with our acquisition of Cartesian and other potential acquisition matters. Our Board of Directors has affirmatively determined that such payments do not constitute a material relationship between the director and the Company and concluded the director is independent as defined by the NASDAQ corporate governance rules. All payments were made within the limitations set forth by NASDAQ Rules as to the qualifications of an independent director.
As of September 27, 2008, there is one outstanding line of credit between the Company and its Chief Executive Officer, Richard P. Nespola, which originated in fiscal year 2001. Aggregate borrowings outstanding against the line of credit at September 27, 2008 and December 29, 2007 totaled $300,000 and are due in 2011. These amounts are included in other assets in the non-current assets section of the balance sheet. In accordance with the loan provisions, the interest rate charged on the loans is equal to the Applicable Federal Rate (AFR), as announced by the Internal Revenue Service, for short-term obligations (with annual compounding) in effect for the month in which the advance is made, until fully paid. Pursuant to the Sarbanes-Oxley Act, no further loan agreements or draws against the line may be made by the Company to, or arranged by the Company for its executive officers. Interest payments on this loan are current as of September 27, 2008.

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
A review and evaluation was performed by our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of September 27, 2008.
There was no change in internal control over financial reporting during the fiscal quarter ended September 27, 2008, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
Not applicable
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) During fiscal year 2007, we purchased all of the outstanding membership interests of RVA. Under the terms of the Membership Interest Purchase Agreement with the members of RVA, as part of the consideration for the outstanding membership interests in RVA and the performance of certain consulting services by one of the members of RVA in connection with the acquisition, we agreed to issue to the members of RVA up to 1,133,308 shares of our common stock as contingent equity consideration, based upon RVA’s performance during the three years following the closing of the acquisition of RVA and as to certain shares upon the completion of certain consulting services by one of the members of RVA.
The first measurement date for contingent stock consideration related to the RVA acquisition was June 30, 2008. Stock consideration in the amount of 654,474 shares of common stock, with a value of $0.9 million as of September 27, 2008, was earned as of the measurement date and was issued on September 29, 2008.
The issuance of shares of common stock was not registered under the Securities Act of 1933, as amended, in reliance upon Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering. The shares were issued to the members of RVA in a private transaction in which such members agreed to customary restrictions on resale.

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

The Management Network Group, Inc.
(Registrant)

Date November 12, 2008	By	/s/ Richard P. Nespola
(Signature)
Richard P. Nespola
Chairman and Chief Executive Officer (Principal executive officer)

Date November 12, 2008	By	/s/ Donald E. Klumb
(Signature)
Donald E. Klumb
Chief Financial Officer and Treasurer (Principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

Exhibit 31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.	Certifications furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.