Form 10-K
period 2009-01-03
MANAGEMENT NETWORK GROUP INC
filed 2009-04-03
CIK 1094814

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 3, 2009
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☑

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, as of June 28, 2008 was approximately $24,500,000. Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded for purposes of this calculation. The treatment of such holders as affiliates for purposes of this calculation is not intended as a conclusive determination of affiliate status for other purposes. As of March 31, 2009, the Registrant had 34,765,124 shares of common stock, par value $0.001 per share (the Common Stock), issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be provided in Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K is hereby incorporated by reference from our definitive 2009 proxy statement which will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended January 3, 2009.

THE MANAGEMENT NETWORK GROUP, INC.

FORM 10-K

Exhibits
List of Subsidiaries
Consent of Independent Registered Public Accounting Firm
302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
Section 906 Certification

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

Forward-looking statements involve risks and uncertainties and are not guarantees of future performance or results. Our actual financial condition, results of operations or business may vary materially from those contemplated by such forward looking statements. Investors are cautioned not to place undue reliance on any forward-looking statements. Factors that might affect actual results, performance, or achievements include, among other things, the factors described in “Risks Related to Current Economic Conditions” in Item 1 below and the following factors:

•	conditions in the industry sectors that we serve, including the recent worsening of economic conditions in such industry sectors, resulting in slowing client decisions on proposals and project opportunities along with scope reduction of existing projects

•	the financial condition and business strategies of our customers in the converging communications, media and entertainment industry and the investment banking and private equity firms investing in that industry,

•	overall economic and business conditions given the current global economic recession, including the recent worsening of conditions in the credit markets and in general economic conditions

•	the level of demand for our services, including recently decreasing demand for services

•	the potential continuation or recurrence of recent losses from operations, negative cash flow and reductions in our cash reserves,

•	our ability to retain the limited number of large clients that constitute a major portion of our revenues,

•	fluctuations in our quarterly operating results,

•	our ability to reduce our cost structure to align with reduced demand and to control costs under fixed fee contracts, which make up a substantial portion of our business,

•	our ability to compete in intensively competitive markets, including our ability to address actions by competitors that could render our services less competitive, such as the recent increase in price competition, which may cause our revenues, gross profits and income to decline,

•	our ability to address the challenges of conducting business in foreign countries, including risks of unfavorable foreign currency exchange rates or fluctuations and changes in local laws,

•	the possibility of further impairments of goodwill if our financial performance does not meet or exceed our projections used to value the assets or if there is a further decline in our stock price,

•	the possibility of further write-downs in the value of our auction rate securities due to future fluctuations in interest rates, counter-party credit ratings and liquidity in the secondary market for these securities,

•	our ability to successfully integrate recent acquisitions and to successfully locate new acquisition candidates,

•	our level of cash and non-cash expenditures,

•	technological advances and competitive factors in the markets in which we compete,

•	possible regulatory action related to our past equity granting practices and associated accounting,

•	the possibility of the cancellation of key client contracts, which may be cancelled on short notice,

•	the ability to successfully launch new product and market initiatives,

•	the ability to retain key management and consulting personnel, particularly given the performance of our stock and the impact of a low stock price on the value of share-based compensation,

•	the possible reclassification of our independent contractors, who we rely upon heavily, as full-time employees by the taxing and/or labor and employment authorities of competent jurisdiction,

•	the possibility of professional liability claims,

•	the loss of key intellectual property,

•	our ability to satisfy the continued listing requirements of the NASDAQ Stock Market (including our failure to satisfy the NASDAQ Stock Market’s $1.00 minimum bid price requirement which has been temporarily suspended), and

•	the possibility that our ability to utilize tax net operating loss carryforwards to offset future taxable income will be limited if we are deemed to have an ownership change as defined by Section 382 of the Internal Revenue Code.

Other factors that we have not identified in this document could also have this effect. All forward-looking statements made in this Annual Report on Form 10-K are made as of the date hereof.

ITEM 1.	BUSINESS

When used in this report, the terms “TMNG,” “TMNG Global,” “we,” “us,” “our” or the “Company” refer to The Management Network Group, Inc. and its subsidiaries.

GENERAL

TMNG, a Delaware corporation, founded in 1990, is a leading provider of professional services to the converging communications, media and entertainment industries and the capital formation firms that support them. We offer a fully integrated suite of offerings including strategy, management, marketing, operational, and technology consulting services, as well as software and application development (see “Services” in Item 1). We have consulting experience with almost all major aspects of managing a global communications company. We capitalize on our industry expertise by developing and enhancing new and existing software and proprietary toolsets that enable us to provide strategic, management, marketing, operational, and technology support to our clients. Our portfolio of solutions includes licensed software, proprietary methodologies and toolsets, deep industry experience, and hands-on operational expertise. These solutions assist clients in tackling complex business problems.

Our clientele includes a variety of businesses whose products, services and interests are focused on the evolution of the communications industry, including wireless and traditional wireline communications service providers, cable multiple systems operators (MSOs) as well as technology companies, media and entertainment companies, and financial services firms that invest in the communications industry. Our clients are principally located in the United States, United Kingdom and Western Europe. We have recently reorganized the firm to align with our client base geographically. We believe we are unique in our ability to provide a comprehensive business and technology solution to the communications industry, including strategy consulting and business planning, organizational development, market research and analysis, product/service definition and launch, customer acquisition and retention, program management, technical support, process modeling and software solutions for business support systems and operations support systems. The software and application development capabilities of our Software Solutions segment are primarily targeted to clients’ revenue and service assurance, and data management initiatives.

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

During the current decade, the Company has transformed from a provider of primarily management and operational consulting services to a provider of an integrated suite of product and service offerings to the communications marketplace. This transformation has been accomplished through both acquisitions and recruitment efforts, which have increased the breadth of skill sets in our employee work base, diversified our technical competencies, expanded our core management consulting offerings and positioned us globally. We believe these actions have expanded key client relationships, have uniquely positioned us in the market to effectively serve the needs of large global communication service providers, and provided for expansion of our key direct distribution channel elements.

In 2007, we completed the acquisitions of three businesses that expanded both our geographic reach and our ability to address global opportunities in the marketplace. These transactions included: the United Kingdom-based technical consultancy and software provider Cartesian Limited (“Cartesian”); RVA Consulting, LLC (“RVA”), a domestic, telecom industry-focused operations consulting firm; and TWG Consulting, Inc (“TWG”), a domestic management consulting firm. See Note 4, “Business Combinations”, in the Notes to the Consolidated Financial Statements for additional information regarding acquisitions.

The acquisition of Cartesian in early 2007 dramatically strengthened TMNG’s management consultancy services and broadened our service offerings. Cartesian brings expertise in billing management and revenue assurance — two traditional strengths on which we built our reputation — but does so from a technology and network perspective, an ideal complement to our business process focus. Building on its technical expertise, Cartesian has developed an innovative and modular software suite, called Ascertaintm, which features advanced revenue assurance and data integrity tools that when customized and integrated into client environments support fixed, wireless, internet service provider (“ISP”), data and content environments. Cartesian’s client list includes “Tier 1” companies in the United Kingdom and Europe, and in 2008, TMNG began early introduction of the product with US-based carriers and cable system operators, opening a potentially significant new market to this product.

The acquisitions of RVA and TWG in 2007 enhanced historical strengths of TMNG. In the case of the former, RVA has strong, contracted relationships with major U.S. telecommunication carriers and serves as a close fit with TMNG’s core strength in business process and operational support systems consulting. TWG Consulting’s expertise in organizational development and knowledge management helped to round out our capabilities and extended our strategy offerings.

We have diversified our client base organically by building a cable and broadband practice. With the convergence of this industry around multiple video, data and voice service offerings, we apply our traditional expertise in complex business processes such as revenue assurance, billing management, and mediation, as well as in leading functional areas like program management offices, across the global converging communications marketplace. We have developed solutions to assist content providers, and media companies as they cope with the operational complexities of launching new products and services; attempt to streamline their business systems and processes following merger and acquisition activity; and address product lifecycle issues in the wake of competitive pressures. We are also providing program management, business process, service assurance and leadership teams for cable MSO’s as they launch new digital voice product and service rollouts, including voice over internet protocol offerings and focus on their 4G wireless launch.

As the industry continues to evolve, TMNG expects to utilize its long history of engagement experience with clients to continue modifying its toolsets, develop new methodologies, and selectively expand its base of employee consultants to support and extend its thought leadership and capabilities in the communications industry.

MARKET OVERVIEW

The global communications industry is evolving around a convergence of voice, data and video or content based communications. Market factors including regulatory decisions, new technologies and industry consolidation have stimulated new investment in the sector. These dynamics are bringing new competitors to the market, such as Apple and Google, challenging existing industry competitors to explore new business models, and driving consolidation within sectors such as traditional wireline and wireless telecommunications. In addition, cable communications companies that historically offered video services are now positioning themselves as providers of voice and other data and content services. Wireline, wireless and cable companies alike are focused on convergence — where any type of content or application can be delivered seamlessly across fixed or mobile networks.

While communications companies are investing in future growth, the global economic recession that began in 2008 has limited liquidity and access to capital, reduced budgets and forward visibility. Companies across most industries and sectors, including communications and media, are operating with increased expense discipline with many reducing their cost structures, through actions which include lowering total headcount, decreasing information technology expenses, and reducing spending on contractors and consultants. Spending decisions, both operating and capital expenses, are coming under increased scrutiny with a heightened focus on a demonstrated return on investment or lower total cost.

It has been our experience that because the expertise needed by communications companies to address the market’s needs is typically outside their core competencies, they must ultimately either recruit and employ the necessary experience or retain outside specialists. Additionally, the convergence of the communications, media and technology industries has brought forth many new competitors from outside the traditional communications industries who we believe do not possess the experience or skill sets needed to execute new business plans. We believe due to the range of expertise required and the time and expense associated with hiring and training new personnel, bringing expertise in-house is often not a viable option. We believe customers will continue to need to contract with consultative firms or outsource some of the expertise required to adapt to new environments and capitalize on new technologies now emerging, while maintaining a cost effective structure. When retaining outside specialists, we believe communications companies need experts that fully understand the communications industry and can provide timely and unbiased advice and recommendations for cost-effective solutions, including revenue assurance and expense avoidance. TMNG has positioned its business to respond to these anticipated needs.

BUSINESS STRATEGY

Our objective is to establish ourselves as the consulting company of choice to the converging communications, media and entertainment industry, which includes the service providers and technology companies that serve the industry and the financial services and investment banking firms that invest in the sector. Given the challenges currently presented by the economic recession, greater emphasis in the near term is focused on our top client relationships and their most strategic initiatives, with the goal of expanding market penetration and share with these clients. Despite shifting our focus to our core clients, we continue to investigate opportunities with other, non-core clients that offer a high probability of a return on our business development investment. The following are key strategies we have adopted to pursue our objectives.

- Develop and evolve offerings, solutions and thought leadership

We plan to continue expanding and evolving our end-to-end solutions. Expanding our consulting solutions involves building the capabilities that support change elements in the adoption of IP and wireless technology and support of convergence of communications with media and content, with emphasis on wireless. We plan to continue to extend our product and service offerings to the communications industry, and we believe that our recent acquisitions in particular provide us with new opportunities to bring broader solutions to customers. We believe wireline and wireless providers will be strategically focused on the following key initiatives: adding, bundling and converging service offerings (i.e., wireline, wireless, high-speed data and video); continued consolidation and post merger integration, and aggressive reduction of costs; reassessment of core competencies in order to leverage strengths and minimize weaknesses; migration to new technologies — next generation wireless and IP and driving efficiency in their business models while spending less on information technology in the near term, given the current economic environment. Our solutions will assist clients in redefining competitive position, launching new products and services and generating revenues through integrated offerings. Such offerings will also be focused on increasing clients’ efficiencies in these transformations. We will also evaluate expanding our offerings to include managed services, possibly with partners surrounding these initiatives.

- Continue to build the TMNG Global brand

We plan to continue building and communicating the TMNG Global brand, further positioning ourselves as the consultancy of choice for the global telecom, media and entertainment industries. We have sunset the RVA Consulting and TWG Consulting brands and incorporated them into the TMNG Global brand. In late 2007, we sunset the Adventis brand and now operate our strategy group as CSMG. These changes were made to better represent the end-to-end capabilities we offer through our strategic consulting, management consulting and managed services practices, and to provide separation between our strategy and management consulting practices, providing a level of independence and neutrality desired by clients.

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

Beginning in fiscal year 2009, we have adopted a more linear, geographic organizational structure with two distinct groups: North America and Europe, Middle East and Africa (“EMEA”). This move has already generated productivity benefits for us, as we have been able to more easily shift top talent between groups as needed and thereby better serve our clients, adding to our efficiency and utilization.

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

- Enhancing our global presence

We plan to further enhance our presence beyond the United States and United Kingdom, with emphasis on the European continent. We believe the competitive market expertise of our U.S. consultants can be a key factor for foreign companies facing the business issues associated with deregulation and competition, especially in Europe. We believe our acquisition of Cartesian and our strategy consulting expertise strengthen TMNG Global’s presence and capabilities in key European markets.

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

- Revenue and Cost Management

We are dedicated to helping clients uncover and recover missed opportunities at every stage along the revenue life cycle and reduce the costs associated with managing business functions. Our approach to revenue and cost management centers around Cartesian’s innovative and modular software product suite, Ascertaintm. Ascertaintm is among the industry’s most widely deployed revenue assurance tools in Europe and able to support fixed, wireless, ISP, data, and content environments. Beginning in 2008, we have expanded deployment of Ascertaintm into the United States. Especially in the current challenging economic environment, these self-amortizing offerings are of increased interest to clients in their efforts to control expenses.

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

- Technical Consultancy & Software Development

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

We believe we have a competitive advantage due to our exclusive focus on the communications, media and entertainment industry, and the comprehensive offerings we provide to our customers. We also believe the complementary experience and expertise of our professionals represents a competitive advantage. With the communications industry experiencing consolidation and convergence with media and entertainment, we believe our principal competitive factor is our continual focus on the converging communications industry and the ability to develop and deliver solutions that enhance client revenue and asset utilization and provide return on investment. Our biggest challenge is normally the customer’s internal resources and budget constraints. As a result, the most significant competitive advantage becomes long-term relationships with key client executives that have developed over time from consistency in responsiveness to their needs, quality and reliability of consultants and deliverables, and an appropriate price/value formula.

We have recently experienced reduced demand in certain offerings and a market trend of increased price competition, resulting primarily from current global economic conditions and large firms with the financial resources to aggressively price engagements in which they have a particular interest in obtaining and the ability to provide technical support and outsourcing. These developments have required us to focus on decreasing our overall cost structure to align with lower revenue levels and direct our resources toward our top revenue generating clients in which we are deeply imbedded.

RISKS RELATED TO CURRENT ECONOMIC CONDITIONS

The economic outlook, as always, is subject to change and the recent challenges of the financial markets have expanded into the broader marketplace and are impacting many sectors, including communications and media. In particular, current uncertainty in global economic conditions may cause our clients to cancel or delay consulting initiatives. Our efforts to down-size, when necessary, in a manner intended to mirror the downturn in economic conditions, could encounter delays and be costly. If the downturn in worldwide economic conditions continues or conditions worsen, particularly in the United States or Europe, the financial condition of our clients may be adversely affected. A continuation of the current downturn could result in further reduced demand for our services, cause continued pricing pressure and possible project cancellations or delays, and possibly create lower revenues and operating margins resulting from price reduction pressures for our services. Continued declines in our revenues and gross profits will have a significant impact on our financial results, particularly because a significant portion of our operating costs are fixed in advance of a particular quarter. In addition, our future revenues and operating results may fluctuate from quarter to quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, consultant utilization rates, the use of estimates to complete ongoing projects, general economic conditions and other factors. Any of these events could materially and adversely impact our business, financial condition and results of operations. We are unable to predict how long the economic downturn will last and the magnitude of its effect on our business and results of operations. If these conditions continue, or further deteriorate, our business and results of operations could be materially adversely affected.

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

During fiscal year 2008, we utilized approximately 463 consultants, representing a combination of employee client service personnel and independent contracting firms. Of these, 279 were employee consultants and approximately 184 were working on engagements for us primarily through independent subcontracting firms. In addition to the consultants, we have an administrative staff of approximately 58 employees in the accounting and finance, marketing, recruiting, information technology, human resources, legal and administrative areas. As of January 3, 2009, we had 304 total employees, of which 259 were full-time.

BUSINESS SEGMENTS

The Company identifies its segments based on the way management organizes the Company to assess performance and make operating decisions regarding the allocation of resources. In accordance with the criteria in Statement of Financial Accounting Standards (“SFAS”) No. 131 “Disclosure about Segments of an Enterprise and Related Information,” the Company has concluded it has two reportable segments: the

Management Consulting Services segment and the Software Solutions segment. The Management Consulting Services segment is comprised of five operating segments (Operations, Domestic Strategy, International Strategy, RVA and TWG) which are aggregated into one reportable segment. Management Consulting Services includes consulting services related to strategy and business planning, market research and analysis, organizational development, knowledge management, marketing and customer relationship management, program management, billing system support, operating system support, revenue assurance, and corporate investment services. Software Solutions is a single reportable operating segment that provides custom developed software, consulting and technical services. These services range from developing initial business and system requirements, to software development, software configuration and implementation, and post-contract customer support. For a discussion of operating results by segment, please see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 7, Business Segments, Major Customers and Significant Group Concentrations of Credit Risk, in the Notes to the Consolidated Financial Statements.

MAJOR CUSTOMERS

Since our inception, we have provided services to over a thousand domestic and international customers, primarily communication service providers and large technology and applications firms serving the communications industry and financial firms that invest in the sector. As a continuation of our strategy begun in 2006, we have added to our base of customers with cable, media and entertainment clients looking to leverage communications infrastructure to deliver offerings to the market. We depend on a small number of key customers for a significant portion of revenues. For fiscal year 2008, two customers accounted for 28.4% and 14.4%, respectively, of our revenues. No other single customer accounted for more than 10% of our revenues. Also during fiscal year 2008, our top ten customers accounted for approximately 81.4% of total revenues. We generally provide discounted pricing for large projects on fixed commitments with long-term customers. Because our clients typically engage services on a project basis, their needs for services vary substantially from period to period.

We continue to concentrate on large wireline, wireless, and cable MSOs headquartered principally in North America and Western Europe, as well as media and entertainment clients. We seek to offer broad and diversified services to these customers. We anticipate that operating results will continue to depend on volume services to a relatively small number of customers.

FOREIGN MARKETS

As a result of the combination of organic growth, coupled with our Adventis and Cartesian acquisitions, a substantial portion of our business is conducted in foreign markets and a substantial portion of our revenues and costs are derived from our international business. Our international revenues in the fiscal year ended January 3, 2009 represented 37.7% of our total revenues, down from 44.9% in the same period of 2007, primarily as a result of changes in foreign currency exchange rates. Our international operations expose us to a number of business and economic risks, including unfavorable foreign currency exchange rates or fluctuations; our ability to protect our intellectual property; the impact of foreign laws, regulations and trade customs; U.S. and foreign taxation issues; potential limits on our ability to repatriate foreign profits; and general political and economic trends, including the potential impact of terrorist attacks or international hostilities. If we are unable to achieve anticipated levels of revenues from or efficiently manage our international operations, our overall revenues and profitability may decline.

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

Our principal executive offices are located in a 10,400 square foot facility in Overland Park, Kansas. This facility houses the executive, corporate and administrative offices and is under a lease which expires in August 2013. In addition to the executive offices, we also lease the following facilities which are primarily utilized by management and consulting personnel.

		Lease
Location	Sq. Feet	Expiration

McLean, Virginia	7,575	June 2009
Boston, Massachusetts	21,710	January 2011
Somerset, New Jersey	2,910	February 2014
London, England (Gate Street)	11,825	November 2015
London, England (Kingsway House)	3,210	June 2009

The Company has a sublease agreement for 11,366 square feet of the 21,710 square feet of office space in Boston, Massachusetts with a third party through the end of the original lease term in 2011. In addition, 3,426 square feet of the London Gate Street property is sublet to third parties until November 2012. It is our intent not to renew the lease on the Kingsway House Property in London. Upon termination, the management and consulting personnel at this location will be relocated to the Gate Street property.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is quoted on the NASDAQ Stock Market under the symbol TMNG. The high and low price per share for the Common Stock for the fiscal years ending January 3, 2009 and December 29, 2007 by quarter were as follows:

	High	Low

First quarter, fiscal year 2008	$2.75	$1.55
Second quarter, fiscal year 2008	$2.08	$1.38
Third quarter, fiscal year 2008	$1.45	$0.95
Fourth quarter, fiscal year 2008	$0.99	$0.38

	High	Low

First quarter, fiscal year 2007	$2.15	$1.42
Second quarter, fiscal year 2007	$2.45	$1.67
Third quarter, fiscal year 2007	$2.48	$2.00
Fourth quarter, fiscal year 2007	$2.76	$2.07

The above information reflects inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

As of March 31, 2009 the closing price of our Common Stock was $0.38 per share. At such date, there were approximately 83 holders of record of our Common Stock.

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

The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K. Statements included in this discussion that are not statements of current or historical information may constitute forward-looking statements. Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements of assumptions underlying such statements, and statements of the Company’s or management’s intentions, hopes, beliefs, expectations or predictions of the future. Forward-looking statements can often be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “could,” “intends,” “plans,” “estimates” or “anticipates,” variations thereof or similar expressions. Certain risks and uncertainties could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause a difference include, but are not limited to, our ability to successfully integrate recent acquisitions and to successfully locate new acquisition candidates, conditions in the industry sectors that we serve (including the recent slowing of client decisions on proposals and project opportunities along with scope reduction of existing projects), overall economic and business conditions (including the recent worsening of conditions in the credit markets and in general economic conditions), our ability to retain the limited number of large clients that constitute a major portion of our revenues, technological advances and competitive factors in the markets in which we compete, and the factors identified in the Cautionary Statement Regarding Forward-Looking Information in Part I of this report. Other factors that we have not identified in this document could also have this effect. All forward-looking statements made in this Annual Report on Form 10-K are made as of the date hereof.

We report our financial data on a 52/53-week fiscal year for reporting purposes. Fiscal year 2008 was a 53-week fiscal year. Fiscal year 2007 had 52 weeks. For further discussion of our fiscal year end see Item 8, “Consolidated Financial Statements,” Note 1 “Organization and Summary of Significant Accounting Policies,” contained herein.

OVERVIEW

Included in Item 1, “Business” is discussion that includes a general overview of our Business, Market Overview, Business Strategy, Services and Competition. The purpose of this executive overview is to complement the qualitative discussion of the Business from Item 1.

TMNG is a leading provider of professional services to the converging communications, media and entertainment industries and the capital formation firms that support them. We offer a fully integrated suite of consulting offerings and licensed software including strategy, organizational development, knowledge management, marketing, operational, and technology consulting services. We have consulting experience with almost all major aspects of managing a global communications company. Our portfolio of solutions includes proprietary methodologies and toolsets, deep industry experience, hands-on operational expertise and licensed software. These solutions assist clients in tackling complex business problems.

We expanded our capabilities and client base through our acquisitions in 2007. The Cartesian acquisition extended our offerings to include a suite of software applications. The RVA and TWG acquisitions have supported our carrier positioning strategy and added several new practices to our portfolio. RVA provides telecom systems integration and transformational consulting for leading, Tier-one U.S. carriers. RVA has also historically been very successful in building relationships with key carriers as the industry has consolidated in recent years. RVA also complements the technical capabilities that Cartesian has brought to TMNG. TWG’s strength lies in organizational design and development and furthers our capabilities to support knowledge management, leveraging our knowledge surrounding the Web 2.0 movement and its extension to corporate intranets. The details of these acquisitions are outlined in Item 8, Note 4, “Business Combinations,” to the Consolidated Financial Statements. These acquisitions combined with our investment in targeting the cable industry have re-positioned us to better serve consolidating telecommunications carriers and the converging global media and entertainment companies. Our efforts are helping us build what we believe is a more sustainable revenue model over the long-term, subject to cyclical economic conditions such as the current recession, helping us to expand our global presence. We continue to focus our efforts on identifying, adapting to and capitalizing on the changing dynamics prevalent in the converging communications industry, as well as providing our wireless and IP services within the communications sector.

The convergence of communications with media and entertainment and the consolidation of large telecommunications carriers have required us to focus our strategy on building a global presence, continuing to expand our offerings and strengthening our position within the large carriers, cable MSO’s and media and entertainment companies. We have demonstrated recent success on building a global presence. Over a two year period including fiscal years 2007 and 2008 our total revenues grew by approximately 118%, driven primarily by acquisitions and complemented through select organic initiatives. Our international revenues grew to 38% of total revenue during fiscal 2008 from 21% in fiscal 2006. Beginning in the third quarter of fiscal 2008, as a result of the global recession, we began to see carryover financial impact to the communications sector. The impact to TMNG has been a noted slowing of client decisions on proposals and project opportunities, reduced strategy related project opportunities, scope reduction of existing projects and increased pricing pressure. In addition, our revenues have been negatively impacted by unfavorable foreign exchange rate movements.

Generally our client relationships begin with a short-term engagement utilizing a few consultants. Our sales strategy focuses on building long-term relationships with both new and existing clients to gain additional engagements within existing accounts and referrals for new clients. Strategic alliances with other companies are also used to sell services. We anticipate that we will continue to pursue these marketing strategies in the future. The volume of work performed for specific clients may vary from period to period and a major client from one period may not use our services or the same volume of services in another period. In addition, clients generally may end their engagements with little or no penalty or notice. If a client engagement ends earlier than expected, we must re-deploy professional service personnel as any resulting non-billable time could harm margins. As a result of the deterioration in economic conditions and increasing price competition, we have directed our resources toward our top revenue generating clients.

Cost of services consists primarily of compensation for consultants who are employees and amortization of share-based compensation for stock options, as well as fees paid to independent contractor organizations and related expense reimbursements. Employee compensation includes certain non-billable time, training, vacation time, benefits and payroll taxes. Gross margins are primarily impacted by the type of consulting services provided; the size of service contracts and negotiated discounts; changes in our pricing policies and those of competitors; utilization rates of consultants and independent subject matter experts; and employee and independent contractor costs, which tend to be higher in a competitive labor market.

Gross margins were 44.6% in the fiscal year ended January 3, 2009 compared with 46.8% in the fiscal year ended December 29, 2007. The decline in gross margin percentage in the 2008 fiscal year as compared to 2007 is primarily due to both a reduction in project revenues on higher margin fixed price strategy related projects and the related impact on consultant utilization as a result of such project reductions. We continue to evaluate the size of our employee consultant base and reduce the base as required to align to reduced revenue levels and a more challenging economic environment. We also continue to evaluate creative pricing models, including guaranteed volume commitments for volume rebates, risk/reward vehicles and increased fixed price proposals to minimize the impact of increased pricing pressure.

Sales and marketing expenses consist primarily of personnel salaries, bonuses, and related costs for direct client sales efforts and marketing staff, including amortization of share-based compensation for stock options and nonvested stock (restricted stock). We primarily use a relationship sales model in which our executive business development teams and senior consultants generate revenues. In addition, sales and marketing expenses include costs associated with marketing collateral, product development, trade shows and advertising. General and administrative expenses consist mainly of costs for accounting, recruiting and staffing, information technology, personnel, insurance, rent, and outside professional services incurred in the normal course of business.

Management has focused on aligning operating costs with operating segment revenues. As a percentage of revenues, we have reduced selling, general and administrative expenses to 40.7% in the fiscal year ended January 3, 2009 from 44.1% in the fiscal year ended December 29, 2007. We continue to leverage integration of our recent acquisitions and evaluate selling, general and administrative expense reduction opportunities to improve earnings.

Intangible asset amortization was $3.9 million in fiscal year 2008 compared with $3.6 million in fiscal year 2007. The increase in amortization expense was due to the amortization of intangibles recorded in connection with the RVA and TWG acquisitions.

We recorded a net loss of $14.8 million for the fiscal year 2008 compared to a net loss of $2.3 million for the fiscal year 2007. The increase in net loss is primarily attributable to a $14.5 million impairment of goodwill and intangible assets related to our Management Consulting Services segment, partially offset by charges of $2.6 million in fiscal year 2007 related to the Special Committee investigation of our past stock option granting practices and related accounting. In addition, interest income decreased $0.6 million during fiscal year 2008 as compared to fiscal year 2007 due primarily to reductions in invested balances attributable to cash utilized for acquisitions and reductions in interest rates in fiscal year 2008. We made substantial strides during fiscal year 2008 integrating our 2007 acquisitions and reducing our total operating cost structure with emphasis on selling, general and administrative expenses. However, due to the deterioration in economic conditions, these cost savings were overshadowed by a decrease in revenue levels of approximately one-third on a quarterly basis comparing first quarter 2008 revenues of $21.5 million to fourth quarter 2008 revenues of $14.4 million, making it very difficult to sustain profitability.

Although the year over year growth in our business has been positive, the more recent economic outlook has added significant challenges to our clients in the communications and media sector. The general result is reduced client spending on capital and operational initiatives. This reduction in spending, coupled with increased competition pursuing fewer opportunities, could result in further price reductions, fewer client projects, under utilization of consultants, reduced operating margins, and loss of market share. Declines in our revenues can have a significant impact on our financial results. Although we have a flexible cost base comprised primarily of employee and related costs, there is a lag in time required to scale the business appropriately if revenues are reduced. In addition, our future revenues and operating results may fluctuate from quarter to quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, consultant utilization rates, the use of estimates to complete ongoing projects, general economic conditions and other factors.

From a cash flow perspective, cash flows provided by operating activities were $6.3 million during the fiscal year ended January 3, 2009. Net cash flows provided by operating activities were $1.4 million during the fiscal year ended December 29, 2007. The improvement in cash flows from operating activities during the fiscal year ended January 3, 2009 as compared with the 2007 period primarily related to revenue scale and cost and working capital management, including non-recurring payments made in the 2007 period related to the Special Committee investigation.

At January 3, 2009, we had working capital of approximately $10.5 million and long-term debt of $1.5 million. Our non-current investments included $12.5 million ($14.8 million par value) in auction rate securities guaranteed through the Federal Family Education Loan Program of the U.S. Department of Education. As discussed in Note 2, “Auction Rate Securities,” in Notes to Consolidated Financial Statements, during 2008, we reached a settlement agreement on $7.55 million of the auction rate securities allowing the Company to sell these auction rate securities held in accounts with UBS AG (“UBS”) and UBS affiliates at par value beginning June 30, 2010 and enabling the Company to borrow up to 75% of the fair value of the securities at zero net interest cost prior to the sales date. As discussed in Note 19, “Subsequent Events,” in Notes to Consolidated Financial Statements, on March 19, 2009, the Company entered into a loan agreement with Citigroup to provide liquidity for the remainder of the Company’s $7.25 million auction rate securities portfolio held with Citigroup. Under the loan agreement, the Company has access to a revolving line of credit of up to 50% of the par value of the auction rate securities that the Company has pledged as collateral, or $3.625 million. As of January 3, 2009, we had borrowed $1.5 million against the line of credit with UBS. Subsequent to year end, we borrowed an additional $3.4 million against this line of credit. We have made no borrowings under the line of credit with Citigroup.

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

Marketable Securities — Short-term investments and non-current investments, which consist of auction rate securities , are accounted for under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). Management evaluates the appropriate classification of marketable securities at each balance sheet date. These investments are reported at fair value, as measured pursuant to SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). We adopted SFAS No. 157 for our financial assets as of the beginning of the 2008 fiscal year. For those securities considered to be “available for sale,” any temporary unrealized gains and losses are included as a separate component of stockholders’ equity, net of applicable taxes. For those securities considered to be “trading,” any unrealized gains and losses are included in the Consolidated Statements of Operations and Comprehensive Loss, net of applicable taxes. Additionally, realized gains and losses, changes in value judged to be other-than-temporary, interest and dividends are also included in the Consolidated Statements of Operations and Comprehensive Loss, net of applicable taxes.

The auction rate securities we hold are generally long-term debt instruments that historically provided liquidity through a Dutch auction process through which interest rates reset every 28 to 35 days. Given the liquidity created by the auctions historically, auction rate securities were presented as current assets under short-term investments on the Company’s balance sheet. Beginning in February 2008, auctions of the Company’s auction rate securities portfolio failed to receive sufficient order interest from potential investors to clear successfully, resulting in failed auctions. The principal associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers establish a different form of financing to replace these securities or final payments come due according to contractual maturities ranging from approximately 22 to 36 years. The entire amount of auction rate securities is reflected as non-current assets on the Company’s balance sheet as of January 3, 2009.

During the third quarter of 2008, state and federal regulators reached settlement agreements with both of the brokers who advised the Company to purchase the auction rate securities currently held by the Company. The settlement agreements with the regulators were intended to eventually provide liquidity for holders of auction rate securities. On November 13, 2008, the Company entered into a settlement with UBS to provide liquidity for the Company’s $7.6 million auction rate securities portfolio held with a UBS affiliate. Pursuant to the terms of the Settlement, UBS issued to the Company Auction Rate Securities Rights (“ARS Rights”), allowing the Company to sell to UBS its auction rate securities held in accounts with UBS and UBS affiliates at par value at any time during the period beginning June 30, 2010 and ending July 2, 2012. As consideration for the issuance of the ARS Rights, the Company (1) released UBS from all claims for damages (other than consequential damages) directly or indirectly relating to UBS’s marketing and sale of auction rate securities, and (2) granted UBS the discretionary right to sell or otherwise dispose of the Company’s auction rate securities, provided that the Company is paid the par value of the auction rate securities upon any disposition.

While the ARS Rights results in a put option which represents a separate freestanding instrument, the put option does not meet the definition of a derivative instrument under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) because the option requires physical settlement of the auction rate securities, there is not a market mechanism that facilitates net settlement, and the underlying auction rate securities are not considered readily convertible to cash. The Company has elected to measure the ARS Rights at fair value under SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115” (“SAFS No. 159”) to better align changes in fair value of the ARS Rights with those of the underlying auction rate securities investments.

Prior to accepting the UBS settlement offer, the Company recorded all of its auction rate securities as available-for-sale investments. Upon accepting the UBS settlement, the Company made a one-time election to transfer its UBS auction rate securities holdings from available-for-sale securities to trading securities under SFAS No. 115. Accepting the UBS settlement agreement resulted in the recognition of an other-than-temporary impairment of approximately $1.2 million, reported within other income on the Consolidated Statement of

Operations and Comprehensive Loss, due to the Company’s intention not to hold these investments to maturity. Offsetting the other-than-temporary impairment loss and subsequent realized losses on these trading securities was a gain of $0.9 million recognized for the fair value of the ARS Rights under SFAS No. 159. The ARS Rights will continue to be measured at fair value under SFAS No. 159 until the earlier of the Company’s exercise of the ARS Rights or UBS’s purchase of the auction rate securities at par value in connection with the ARS Rights Agreement. We continue to account for the remaining auction rate securities holdings as available-for-sale securities under SFAS 115 with any decline in fair value deemed temporary and reported through other comprehensive income.

Due to the lack of observable market quotes on the Company’s auction rate securities portfolio and ARS Rights, the Company utilizes valuation models that rely exclusively on Level 3 inputs as defined in SFAS No. 157 including those that are based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of the Company’s auction rate securities portfolio and ARS Rights is subject to uncertainties that are difficult to predict. Factors that may impact the Company’s valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.

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

We recorded net bad debt recoveries of $227,000 for the fiscal year ended January 3, 2009 and bad debt expense of $380,000 for the fiscal year ended December 29, 2007. Our allowance for doubtful accounts totaled $379,000 and $562,000 as of January 3, 2009 and December 29, 2007, respectively. The calculation of these amounts is based on judgment about the anticipated default rate on receivables owed to us as of the end of the reporting period. That judgment is based on uncollected account experience in prior years and our ongoing evaluation of the credit status of our customers and the communications industry in general.

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

Fair Value of Acquired Businesses — TMNG has acquired seven organizations over the last nine years. A significant component of the value of these acquired businesses has been allocated to intangible assets. SFAS No. 141 “Business Combinations” (“SFAS No, 141”) requires acquired businesses to be recorded at fair value by the acquiring entity. SFAS No. 141 also requires that intangible assets that meet the legal and separable criterion be separately recognized on the financial statements at their fair value, and provides guidance on the types of intangible assets subject to recognition. Determining the fair value for these specifically identified intangible assets involves significant professional judgment, estimates and projections related to the valuation to be applied to intangible assets like customer lists, employment agreements and tradenames. The subjective nature of management’s assumptions adds an increased risk associated with estimates surrounding the projected performance of the acquired entity. Additionally, as the Company amortizes the intangible assets over time, the purchase accounting allocation directly impacts the amortization expense the Company records on its financial statements.

Impairment of Goodwill and Long-lived Assets — As of January 3, 2009, we have $6.2 million in goodwill and $4.8 million in long-lived intangible assets, net of accumulated amortization. Goodwill and other long-lived intangible assets arising from our acquisitions are subjected to periodic review for impairment. SFAS No. 142 “Goodwill and Other Intangible Assets” requires an evaluation of these infinite-lived assets annually and whenever events or circumstances indicate that such assets may be impaired. The evaluation is conducted at the reporting unit level of the fair value of goodwill and compares the calculated fair value of the reporting unit to its book value to determine whether impairment has been deemed to occur. Any impairment charge would be based on the most recent estimates of the recoverability of the recorded goodwill. If the remaining book value assigned to goodwill in an acquisition is higher than the estimated fair value of the reporting unit, there is a requirement to write down these assets.

Fair value of our reporting units is determined using the income approach. The income approach uses a reporting unit’s projection of estimated cash flows discounted using a weighted-average cost of capital analysis that reflects current market conditions. We also considered the market approach to valuing our reporting units, however due to the lack of comparable industry publicly available transaction data, we concluded a market approach did not adequately reflect our specific reporting unit operations. While the market approach was not expressly utilized, we did compare the results of our overall enterprise valuation to our market capitalization. Significant management judgments related to the income approach include:

Anticipated future cash flows and terminal value for each reporting unit — The income approach to determining fair value relies on the timing and estimates of future cash flows, including an estimate of terminal value. The projections use management’s estimates of economic and market conditions over the projected period including growth rates in revenue and estimates of expected changes in operating margins. Our projections of future cash flows are subject to change as actual results are achieved that differ from those anticipated. Because management frequently updates its projections, we would expect to identify on a timely basis any significant differences between actual results and recent estimates. We are not expecting actual results to vary significantly from estimates.

Selection of an appropriate discount rate — The income approach requires the selection of an appropriate discount rate, which is based on a weighted average cost of capital analysis. The discount rate is affected by changes in short-term interest rates and long-term yield as well as variances in the typical capital structure of marketplace participants. The discount rate is determined based on assumptions that would be used by marketplace participants, and for that reason, the capital structure of selected marketplace participants was used in the weighted average cost of capital analysis. Given the current volatile economic conditions, it is possible that the discount rate will fluctuate in the near term.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we use our best estimates based upon reasonable and supportable assumptions and projections to review for impairment of finite-lived assets and finite-lived identifiable intangibles to be held and used whenever events or changes in circumstances indicate that the carrying amount of our assets might not be recoverable.

Given the decline in our market capitalization and the deterioration in US economic and industry conditions, we recognized impairment charges totaling $13.4 million for goodwill in the Management Consulting Services Segment. During 2008, we also recognized a $1.1 million charge for the impairment of the carrying amount of intangible assets in the Management Consulting Services Segment. The impairment charge was related to the evaluation of the value of our S3 license agreement and intangibles related to our acquisition of TWG. See Note 5, “Goodwill and Other Intangible Assets” in the Notes to Consolidated Financial Statements.

Revenue Recognition — We recognize revenue from time and materials consulting contracts in the period in which our services are performed. We recognized $33.7 million and $34.6 million in revenues from time and materials contracts during fiscal years 2008 and 2007 respectively. In addition to time and materials contracts, our other types of contracts include fixed fee contracts, and contingent fee contracts. During fiscal years 2008 and 2007, we recognized $40.3 million and $37.3 million of revenues from these other types of contracts. We recognize revenues on milestone or deliverables-based fixed fee contracts and time and materials contracts not to exceed contract price using the percentage of completion method prescribed by AICPA Statement of Position (“SOP”) No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP No. 81-1”). For fixed fee contracts where services are not based on providing deliverables or achieving milestones, the Company recognizes revenue on a straight-line basis over the period during which such services are expected to be performed. In connection with some fixed fee contracts, we receive payments from customers that exceed recognized revenues. We record the excess of receipts from customers over recognized revenue as deferred revenue. Deferred revenue is classified as a current liability to the extent it is expected to be earned within twelve months from the date of the balance sheet.

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

In addition to the professional services related to the customization and implementation of its software, the Company also provides post-contract support (“PCS”) services, including technical support and maintenance services. For those contracts that include PCS service arrangements which are not essential to the functionality of the software solution, we separate the SOP No. 81-1 software services and PCS services utilizing the multiple-element arrangement model prescribed by Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”). EITF No. 00-21 addresses the accounting treatment for an arrangement to provide the delivery or performance of multiple products and/or services where the delivery of a product or system or performance of services may occur at different points in time or over different periods of time. The Company utilizes EITF No. 00-21 to separate the PCS service elements and allocate total contract consideration to the contract elements based on the relative fair value of those elements. Revenues from PCS services are recognized ratably on a straight-line basis over the term of the support and maintenance agreement.

We also may enter into contingent fee contracts, in which revenue is subject to achievement of savings or other agreed upon results, rather than time spent. Due to the nature of contingent fee contracts, we recognize costs as they are incurred on the project and defer revenue recognition until the revenue is realizable and earned as agreed to by our clients. Although these contracts can be very rewarding, the profitability of these contracts is dependent on our ability to deliver results for our clients and control the cost of providing these services. These types of contracts are typically more results-oriented and are subject to greater risk associated with revenue recognition and overall project profitability than traditional time and materials contracts. Revenues from contingent fee contracts were $50,000 for fiscal year 2008. Revenues and costs from contingent fee contracts were $786,000 and $236,000 for fiscal year 2007.

Share-based Compensation Expense — We grant stock options and non-vested stock to our employees and also provide employees the right to purchase our stock at a discount pursuant to an employee stock purchase plan. The benefits provided under these plans are share-based payment awards subject to the provisions of SFAS No. 123R, “Share-based Payments” (“SFAS No. 123R”). Under SFAS No. 123R, we are required to make significant estimates related to determining the value of our share-based compensation. Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock which are obtained from public data sources. For stock option grants issued during the fiscal year ended January 3, 2009, we used a weighted-average expected stock-price volatility of 60%. The expected term of options granted is based on the simplified method in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 110 as our historical share option exercise experience does not provide a reasonable basis for estimation. As such, we used a weighted-average expected option life assumption of 6.25 years.

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

In addition, under SFAS No. 123R we are required to net estimated forfeitures against compensation expense. This requires us to estimate the number of awards that will be forfeited prior to vesting. If actual forfeitures in future periods are different than our initial estimate, the compensation expense that we ultimately record under SFAS No. 123R may differ significantly from what was originally estimated. The estimated forfeiture rate for unvested options outstanding as of January 3, 2009 is 34%.

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

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” and Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). As required by SFAS No. 109, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of January 3, 2009, cumulative valuation allowances in the amount of $34.5 million were recorded in connection with the net deferred income tax assets. As required by FIN 48, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the Interpretation. Pursuant to FIN 48, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As of January 3, 2009, we have recorded a liability of approximately $891,000 for unrecognized tax benefits.

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

International operations have become a significant part of our business. As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We utilize a “cost plus fixed margin” transfer pricing methodology as it relates to inter-company charges for headquarters support services performed by our domestic entities on behalf of various foreign affiliates. The judgments and estimates used are subject to challenge by domestic and foreign taxing authorities. It is possible that such authorities could challenge those judgments and estimates and draw conclusions that would cause us to incur liabilities in excess of those currently recorded. We use an estimate of our annual effective tax rate at each interim period based upon the facts and circumstances available at that time, while the actual annual effective tax rate is calculated at year-end. Changes in the geographical mix or estimated amount of annual pre-tax income could impact our overall effective tax rate.

Research and Development and Capitalized Software Costs — Software development costs are accounted for in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. We capitalize development costs incurred during the period between the establishment of technological feasibility and the release of the final product to customers. During fiscal years 2008 and 2007, $812,000 and $868,000, respectively, of these costs were expensed as incurred. No software development costs were capitalized during either fiscal year 2008 or 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 was effective for the Company on December 30, 2007. However, in February 2008, the FASB issued Staff Position 157-2, “Effective Date of FASB Statement No. 157,” (“FSP 157-2”) which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. In February 2008, the FASB issued Staff Position 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” (“FSP 157-1”) which amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13, with the exception of assets acquired and liabilities assumed in a business combination. In October 2008, the FASB issued Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active,” (“FSP 157-3”) to provide guidance for determining the fair value of a financial asset in an inactive market. We considered FSP FAS 157-3 in the determination of the fair value of our financial assets and financial liabilities. We are currently evaluating the impact, if any, that the adoption of SFAS No. 157 and FSP 157-2 for our non-financial assets will have on our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. We are currently evaluating the impact, if any, the adoption of SFAS No. 161 will have on our consolidated financial statements.

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

RESULTS OF OPERATIONS

FISCAL 2008 COMPARED TO FISCAL 2007

REVENUES

Revenues increased 3.0% to $74.0 million for fiscal year 2008 from $71.9 million for fiscal year 2007. The increase in revenues is primarily due to the acquisitions of RVA in August 2007 and TWG in October 2007, which contributed year-over-year revenue increases of $10.7 million and $0.8 million, respectively. Organic revenues were down 15.2% in fiscal year 2008 as compared to the same period of 2007, due primarily to negative economic trends, particularly in the second half of fiscal year 2008, which have led to fewer strategy project opportunities, protractions and scope reductions in client projects and unfavorable foreign currency exchange movements.

Management Consulting Services Segment — Management Consulting Services segment revenues increased $6.4 million or 13.5%, to $54.1 million for fiscal year 2008 from $47.7 million for fiscal year 2007.

The acquisitions of RVA and TWG accounted for $10.7 million and $0.8 million, respectively, of this increase. Revenues from the remainder of the segment decreased $5.1 million or 13.7%.

During the fiscal year ended January 3, 2009, this segment provided services on 215 customer projects, compared to 245 projects performed in the fiscal year ended December 29, 2007. Average revenue per project was $252,000 in the fiscal year ended January 3, 2009 compared to $195,000 in the fiscal year ended December 29, 2007. The increase in average revenue per project is primarily attributable to an increase in the number of large projects due to the acquisition of RVA.

Our international revenues from this segment were relatively flat at $8.0 million for the fiscal year ended January 3, 2009 from $8.0 million for the fiscal year ended December 29, 2007, despite unfavorable exchange rate movements, which negatively impacted fiscal year 2008 results by $0.3 million when holding exchange rates constant to fiscal year 2007. International revenues have decreased as a percentage of total revenues of the segment from 16.9% in the fiscal year ended December 29, 2007 to 14.8% in the fiscal year ended January 3, 2009. The decrease as a percentage of revenues was due to an overall increase in the mix of project activity domestically, driven by the acquisitions of RVA and TWG and the completion of a major international project.

Revenues recognized in connection with fixed price engagements totaled $32.0 million and $23.4 million, representing 59.2% and 49.0% of total revenues of the segment, for the fiscal years ended January 3, 2009 and December 29, 2007, respectively. This increase is primarily due to the increase in deliverable based projects, primarily related to the RVA acquisition.

Software Solutions Segment — Revenues of $20.0 million and $24.2 million, respectively, were generated for the fiscal years ended January 3, 2009 and December 29, 2007. All revenues were generated internationally. The decrease in revenues was due to unfavorable exchange rate movements of approximately $1.2 million when holding exchange rates constant to fiscal year 2007, together with the completion of a major international client engagement in the first half of fiscal year 2008. During the fiscal years ended January 3, 2009 and December 29, 2007, this segment provided services on 158 and 126 customer projects, respectively. Average software and services revenue per project was approximately $110,000 and $177,000 for the fiscal years ended January 3, 2009 and December 29, 2007, respectively. The decrease in revenue per project for fiscal year 2008 as compared to fiscal year 2007 is primarily due to an increase in the number of smaller engagements combined with unfavorable exchange rate movements. In addition, revenues from post-contract support services were approximately $2.3 million and $1.9 million for the fiscal years ended January 3, 2009 and December 29, 2007, respectively.

COST OF SERVICES

Costs of services increased 7.3% to $41.0 million for fiscal year 2008 compared to $38.3 million for fiscal year 2007. Our gross margin was 44.6% for fiscal year 2008, compared to 46.8% for fiscal year 2007. The decrease in gross margin in the fiscal year 2008 is primarily due to reduced high margin strategy projects and reductions in project scope for higher margin fixed priced projects. In addition, reduced revenue volumes resulted in temporarily lowering the utilization of consulting personnel until we were able to properly size the business. Our Management Consulting Services segment gross margin was 48.2% for fiscal year 2008, compared to 47.3% for fiscal year 2007. Our Software Solutions segment gross margin was 34.6% for fiscal year 2008, compared to 45.7% for fiscal year 2007. The lower margin was due to reduced revenue volumes and related lower utilization of personnel. Costs of services in the Software Solutions segment included amortization of intangible assets of $698,000 and $750,000, respectively for fiscal year 2008 and fiscal year 2007, related to acquired software.

OPERATING EXPENSES

Operating expenses increased by $10.6 million, or 28.0%, to $48.5 million for fiscal year 2008, from $37.9 million for fiscal year 2007. Operating expenses for the 2008 period included selling, general and administrative expenses (inclusive of share-based compensation), impairment of goodwill and intangible asset amortization. For the fiscal year ended January 3, 2009, operating expenses included $14.5 million of goodwill and intangible asset impairment. For the fiscal year ended December 29, 2007, operating expenses included Special Committee charges of approximately $2.6 million related to the investigation of our past stock option granting practices and related accounting, consisting of professional services for legal, accounting and tax guidance.

Selling, general and administrative expenses decreased to $30.1 million for the fiscal year ended January 3, 2009, compared to $31.7 million for the fiscal year ended December 29, 2007. As a percentage of revenues, our selling, general and administrative expense was 40.7% for the fiscal year ended January 3, 2009, compared to 44.1% for the fiscal year ended December 29, 2007. Selling, general and administrative expenses of acquired businesses were $4.9 million for fiscal year 2008 compared to $2.0 million in fiscal 2007, as the RVA and TWG acquisitions occurred in the second half of fiscal year 2007. Excluding costs related to these acquisitions, organic selling general and administrative expenses decreased by $4.5 million, or 15.0%, as compared to fiscal year 2007. There were substantial cost reductions throughout fiscal year 2008. To illustrate, selling general and administrative expenses were $8.8 million and $6.3 million in the first quarter and fourth quarter of fiscal year 2008, respectively. The reductions were the result of initiatives supporting integration of administrative activities, facilities consolidation, right-sizing efforts, better utilization of our consulting base and reduction in the utilization of third-party advisors to the firm. We continue to evaluate cost reductions through the integration of our acquisitions and alignment of costs to revenues for each operating segment.

Intangible asset amortization increased by $0.3 million to $3.9 million for the fiscal year ended January 3, 2009, compared to $3.6 million for the fiscal year ended December 29, 2007. The increase in amortization expense was due to the amortization of intangibles recorded in connection with the RVA and TWG acquisitions.

OTHER INCOME AND EXPENSES

Interest income was $0.9 million and $1.5 million for fiscal years 2008 and 2007, respectively, and represented interest earned on invested balances. Interest income decreased during fiscal year 2008 as compared to fiscal year 2007 due primarily to reductions in invested balances attributable to cash utilized for acquisitions and reductions in interest rates in fiscal year 2008. We are currently invested in money market funds and auction rate securities. During 2008, we recorded other expense of $280,000 related to net realized losses due to the change in fair value of certain auction rate securities and the ARS Rights. During 2007, we recorded other income in the amount of $452,000 related to the settlement of foreign withholding tax disputes.

INCOME TAXES

We recorded an income tax benefit of $6,000 and provision of $52,000 for fiscal years 2008 and 2007, respectively. The income tax benefit in fiscal year 2008 is primarily related to our United Kingdom operations. The income tax provision in fiscal year 2007 is primarily due to state income taxes. For both fiscal years, we recorded no income tax benefit related to our domestic pre-tax losses in accordance with the provisions of SFAS No. 109 “Accounting for Income Taxes” which requires an estimation of our ability to use recorded deferred income tax assets. We have recorded a valuation allowance against all domestic and certain international deferred income tax assets generated due to uncertainty about their ultimate realization due to our history of operating losses. If we continue to report domestic net operating losses for financial reporting, no additional tax benefit would be recognized for those losses, since we will not have accumulated enough positive evidence to support our ability to utilize the net operating loss carryforwards in the future.

During the fourth quarter of 2007, we completed a transfer pricing study. While the results of the transfer pricing study did not change our revenues or operating loss on a consolidated basis, it impacted the allocation of costs between members of the consolidated group. As a result, the tax liability for certain international subsidiaries was reduced.

NET LOSS

We had a net loss of $14.8 million for fiscal year 2008, compared to a net loss of $2.3 million for fiscal year 2007. This increase in net loss was primarily attributable to the impairment of goodwill and intangible assets of $14.5 million in fiscal year 2008, partially offset by $2.6 million in non-recurring special committee charges in fiscal year 2007.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $6.3 million and $1.4 million for fiscal years 2008 and 2007, respectively. The significant change in cash flows from operating activities for fiscal year 2008 as compared to fiscal year 2007 was primarily due almost equally to improvements in cash generated through operating results coupled with positive improvement in cash flow from net working capital changes. The fiscal year 2007 included payments related to the Special Committee that did not occur in the 2008 period.

Net cash used in investing activities was $4.2 million and $1.3 million for fiscal year 2008 and fiscal year 2007, respectively. Investing activities in fiscal year 2008 included $5.4 million in earn-out payments related to the acquisitions of RVA and Cartesian. In fiscal year 2007, investing activities included $11.0 million for the acquisition of Cartesian, RVA and TWG. Investing activities include net proceeds from sales of marketable securities of $2.3 and $10.1 million in fiscal years 2008 and 2007, respectively. The decrease in net proceeds during fiscal year 2008 was the result of the elimination of secondary markets for auction rate securities. Net cash used in investing activities also included $1.1 million and $0.4 million in fiscal years 2008 and 2007, respectively, related to the purchase of office equipment, software and computer equipment. The increase in fiscal year 2008 was primarily the result of office consolidation and required improvements.

Net cash used in financing activities was $3.2 million and $1.2 million for fiscal years 2008 and 2007, respectively. During the 2008 period, $3.2 million was utilized to purchase shares of our common stock. Financing activities in fiscal year 2008 included $1.5 million in proceeds from line of credit borrowings. In addition, in both periods cash was used to make payments on long-term obligations, including unfavorable contract obligations assumed as part of the RVA acquisition, partially offset by proceeds received from the exercise of employee stock options.

At January 3, 2009, we had approximately $6.0 million in cash and cash equivalents ($3.2 million of which was denominated in pounds sterling) and $10.5 million in net working capital. In addition, as discussed below, we have established lines of credit totaling $8.5 million against our auction rate securities portfolio, of which we had borrowed $1.5 million at January 3, 2009. We believe we have sufficient cash and short-term investments and access to lines of credit to meet anticipated cash requirements, including anticipated capital expenditures and earn-out payments for at least the next 12 months. Furthermore, based on an analysis of our investments classified as cash equivalents, we do not believe that we have any material risk related to the liquidity or valuation of these investments, nor do we believe that we have any counterparty credit risk related to these investments. Should our cash and short-term investments prove insufficient we may need to obtain new debt or equity financing to support our operations or complete acquisitions. Recently, credit and capital markets have experienced unusual volatility and disruption, and equity and debt financing have become more expensive and difficult to obtain. If we need to obtain new debt or equity financing to support our operations or complete acquisitions in the future, we may be unable to obtain debt or equity financing on reasonable terms. We have established a flexible model that provides a lower fixed cost structure than most consulting firms, enabling us to scale operating cost structures more quickly based on market conditions, although there is a lag in time required to scale the business appropriately if revenues are reduced. Our strong balance sheet has enabled us to make acquisitions and related investments in intellectual property and businesses we believe are enabling us to capitalize on the current transformation of the industry; however, if demand for our consulting services is reduced and we experience negative cash flow, we could experience liquidity challenges at some point in the future.

As previously discussed, the liquidity of auction rate securities has been negatively impacted by recent events in the credit markets. As of January 3, 2009, we hold auction rate securities in the face amount of $14.8 million, with an estimated fair value of $12.5 million, collateralized by government guaranteed student loans. Beginning in February 2008, auctions of the Company’s auction rate securities portfolio failed to receive sufficient order interest from potential investors to clear successfully, resulting in failed auction status. Except as noted below, the principal associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers establish a different form of financing to replace these securities or final payments come due according to contractual maturities ranging from approximately 22 to 36 years. For each unsuccessful auction, the interest rate moves to a maximum rate defined for each security. At this time, we are uncertain as to when the liquidity issues related to these investments will improve. Accordingly, the entire amount of auction rate securities is classified as non-current assets on our balance sheet as of January 3, 2009.

During the third quarter of 2008, state and federal regulators reached settlement agreements with both of the brokers who advised the Company to purchase the auction rate securities currently held by the Company. The settlement agreements with the regulators were intended to eventually provide liquidity for holders of auction rate securities. On November 13, 2008, the Company entered into a settlement with UBS to provide liquidity for the Company’s $7.6 million auction rate securities portfolio held with a UBS affiliate. Pursuant to the terms of the Settlement, UBS issued to the Company ARS Rights, allowing the Company to sell to UBS its auction rate securities held in accounts with UBS and UBS affiliates at par value at any time during the period beginning June 30, 2010 and ending July 2, 2012. As consideration for the issuance of the ARS Rights, the Company (1) released UBS from all claims for damages (other than consequential damages) directly or indirectly relating to UBS’s marketing and sale of auction rate securities, and (2) granted UBS the discretionary right to sell or otherwise dispose of the Company’s auction rate securities, provided that the Company is paid the par value of the auction rate securities upon any disposition. At January 3, 2008, the ARS Rights had an estimated fair value of $0.9 million.

Pursuant to the settlement, the Company entered into a line of credit from UBS or its affiliates for up to 75% of the market value of its auction rate securities. The line of credit provides the Company with an uncommitted, demand revolving line of credit of up to 75% of the market value, as determined by UBS in its sole discretion, of the Company’s auction rate securities that the Company has pledged as collateral. The interest that the Company pays on the line of credit will not exceed the interest that the Company receives on the auction rate securities pledged to UBS as security for the line of credit. UBS may demand full or partial payment of amounts borrowed on the line of credit, at its sole option and without cause, at any time. UBS may, at any time, in its discretion, terminate and cancel the line of credit. If at any time UBS exercises its right of demand, then a UBS affiliate shall provide, as soon as reasonably possible, alternative financing on substantially the same terms and conditions as those under the line of credit and UBS agrees that the line of credit shall remain in full force and effect until such time as such alternative financing has been established. If alternative financing cannot be established, then a UBS-related entity will purchase the pledged auction rate securities at par value. If the Company elects to sell any auction rate securities that are pledged as collateral under the line of credit to a purchaser other than UBS, UBS intends to exercise its right to demand repayment of the line of credit relating to the auction rate securities sold by the Company. On November 18, 2008, the Company borrowed $1.5 million under the line of credit.

On March 19, 2009, the Company entered into a loan agreement with Citigroup Global Markets, Inc. (“Citigroup”) to provide liquidity for the Company’s $7.3 million auction rate securities portfolio held with Citigroup. Under the loan agreement, the Company has access to a revolving line of credit of up to 50% of the par value of the auction rate securities that the Company has pledged as collateral, or $3.625 million. The interest rate at the inception of the line of credit that the Company would pay on amounts borrowed is the federal funds rate plus 3.65%. The interest rate may change in future periods based on the change in the spread over the federal funds rate. Citigroup may demand full or partial payment of amounts borrowed on the line of credit, at its sole option and without cause, at any time. Citigroup may, at any time, in its discretion, terminate the line of credit with proper notice. No amounts have been borrowed against this line of credit.

As we are able to liquidate any of our auction rate securities portfolio we intend to reinvest these balances into money market or similar investments. We continually monitor the credit quality and liquidity of our auction rate securities. To the extent we believe we will not be able to collect all amounts due according to the contractual terms of a security, we will record an other-than-temporary impairment. This could require us to recognize losses in our consolidated statement of operations in accordance with SFAS No. 115, which could be material.

FINANCIAL COMMITMENTS AND OFF BALANCE SHEET ARRANGEMENTS

During fiscal year 2007, we purchased 100% of the outstanding stock of Cartesian, acquired all of the outstanding membership interests of RVA and acquired all of the outstanding shares of stock of TWG. In addition to consideration paid to date for these acquisitions, we have potential contingent purchase price obligations for RVA and TWG of $1.5 million and $1.6 million, respectively, at January 3, 2009. See Note 4, “Business Combinations”, in the Notes to the Consolidated Financial Statements.

On February 19, 2008, the independent members of our Board of Directors approved an executive incentive compensation plan for fiscal year 2008 (the “Plan”). The Plan established a cash bonus pool (the “Pool”) for our chief executive officer, president and chief operating officer, and chief financial officer which provided for bonuses if we met or exceeded a non-GAAP EBITDA target (as defined in the Plan) of $7.0 million for fiscal year 2008. The calculation of the non-GAAP EBITDA target excluded non-cash charges (e.g., share-based compensation expense, etc.) and possible extraordinary one-time items to the extent determined to be appropriate by the Compensation Committee. The amount available for payment from the Pool (“Payout Amount”) began at $800,000 if we achieved the Non-GAAP EBITDA target. If the target was exceeded, the Payout Amount increased in accordance with a graduated, ascending scale ranging from 15% to 25% of the earnings in excess of the target, provided that the Payout Amount would in no event exceed $3 million.

Although the 2008 non-GAAP EBITDA target of $7.0 million was not met, upon the recommendation of the Compensation Committee, the independent members of the Board of Directors exercised their discretion and awarded executive incentive compensation to the Company’s chief executive officer, president and chief operating officer, and chief financial officer in the aggregate amount of $350,000. The Compensation Committee and the independent members of the Board of Directors approved the discretionary payment based upon their determination that the Company had substantially achieved the threshold level in the 2008 Plan through the efforts of management in a uniquely challenging economic environment as disclosed in our Form 8-K of February 27, 2009. As of January 3, 2009, $350,000 was accrued for this item.

TRANSACTIONS WITH RELATED PARTIES

During fiscal year 2008, we incurred legal fees of $26,000, for services provided by Bingham McCutchen, LLP, a law firm in which a member of our Board of Directors, Andrew Lipman, owns an equity interest. Payments made during the 2008 period were in connection with income tax and potential acquisition related matters. During fiscal year 2007, we incurred legal fees of $128,000, for services provided by Bingham McCutchen, LLP. Payments made during the 2007 period were in connection with our acquisition of Cartesian and other potential acquisition matters. Our Board of Directors has affirmatively determined that such payments do not constitute a material relationship between the director and the Company and concluded the director is independent as defined by the NASDAQ corporate governance rules. All payments were made within the limitations set forth by NASDAQ Rules as to the qualifications of an independent director.

As of January 3, 2009, there is one outstanding line of credit between the Company and its Chief Executive Officer, Richard P. Nespola, which originated in fiscal year 2001. Aggregate borrowings outstanding against the line of credit at January 3, 2009 and December 29, 2007 totaled $300,000 and are due in 2011. These amounts are included in other assets in the non-current assets section of the balance sheet. In accordance with the loan provisions, the interest rate charged on the loans is equal to the Applicable Federal Rate (AFR), as announced by the Internal Revenue Service, for short-term obligations (with annual compounding) in effect for the month in which the advance is made, until fully paid. Pursuant to the Sarbanes-Oxley Act, no further loan agreements or draws against the line may be made by the Company to, or arranged by the Company for its executive officers. Interest payments on this loan are current as of January 3, 2009.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The Management Network Group, Inc.
Overland Park, Kansas

We have audited the accompanying consolidated balance sheets of The Management Network Group, Inc. and subsidiaries (the “Company”) as of January 3, 2009 and December 29, 2007, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the 53-week period ended January 3, 2009 and the 52-week period ended December 29, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 3, 2009 and December 29, 2007, and the results of its operations and its cash flows for the 53-week period ended January 3, 2009 and the 52-week period ended December 29, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes” on December 31, 2006, and Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 on December 30, 2007.

/s/	DELOITTE & TOUCHE LLP

KANSAS CITY, MISSOURI
April 3, 2009

THE MANAGEMENT NETWORK GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	January 3,	December 29,
	2009	2007
	(In thousands, except share data)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,956	$10,022
Short-term investments		17,125
Receivables:
Accounts receivable	8,247	13,044
Accounts receivable — unbilled	4,540	7,804

	12,787	20,848
Less: Allowance for doubtful accounts	(379)	(562)

Net receivables	12,408	20,286
Prepaid and other current assets	1,653	1,763

Total current assets	20,017	49,196

NONCURRENT ASSETS:
Property and equipment, net	1,801	1,784
Goodwill	6,240	13,365
Licenses and identifiable intangible assets, net	4,842	11,605
Non-current investments	13,404
Other assets	410	616

Total Assets	$46,714	$76,566

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$1,138	$1,927
Accrued payroll, bonuses and related expenses	4,053	5,038
Other accrued liabilities	2,907	2,466
Income tax liabilities	103	861
Deferred revenue	476	3,554
Accrued contingent consideration	161	1,616
Unfavorable and other contractual obligations	697	1,668

Total current liabilities	9,535	17,130

NONCURRENT LIABILITIES:
Deferred income tax liabilities	115	1,368
Unfavorable and other contractual obligations	1,062	1,716
Noncurrent borrowings	1,485
Other noncurrent liabilities	891	524

Total noncurrent liabilities	3,553	3,608

Commitments and contingencies (Note 14)
STOCKHOLDERS’ EQUITY:
Common stock:
Voting — $.001 par value, 100,000,000 shares authorized; 36,965,124 (including 2,200,000 treasury shares) and 36,185,143 (including 200,000 treasury shares) shares issued as of January 3, 2009 and December 29, 2007, respectively; 34,765,124 and 35,985,143 shares outstanding as of January 3, 2009 and December 29, 2007, respectively	37	36
Preferred stock — $.001 par value, 10,000,000 shares authorized; no shares issued or outstanding
Additional paid-in capital	175,691	172,798
Accumulated deficit	(131,706)	(116,881)
Treasury stock, at cost	(3,545)	(345)
Accumulated other comprehensive income —
Foreign currency translation adjustment	(5,735)	220
Loss on investments	(1,116)

Total stockholders’ equity	33,626	55,828

Total Liabilities and Stockholders’ Equity	$46,714	$76,566

See notes to consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Fifty-Three	Fifty-Two
	Weeks Ended	Weeks Ended
	January 3,	December 29,
	2009	2007
	(In thousands, except per share data)

Revenues	$74,042	$71,875
Cost of services (includes net non-cash share-based compensation expense of $545 and $302 for the 2008 and 2007 fiscal years, respectively)	41,055	38,263

Gross Profit	32,987	33,612
Operating Expenses:
Selling, general and administrative (includes net non-cash share-based compensation expense of $1,272 and $1,145 for the 2008 and 2007, respectively)	30,124	31,723
Special Committee investigation		2,560
Intangible asset amortization	3,916	3,612
Goodwill and intangible asset impairment	14,451

Total operating expenses	48,491	37,895

Loss from operations	(15,504)	(4,283)
Interest income	922	1,546
Other (expense) income, net	(249)	452

Total other income	673	1,998

Loss before income taxes	(14,831)	(2,285)
Income tax benefit (provision)	6	(52)

Net loss	(14,825)	(2,337)

Other comprehensive loss:
Foreign currency translation adjustment	(5,955)	(50)
Unrealized loss on marketable securities	(1,116)

Comprehensive loss	$(21,896)	$(2,387)

Net loss per common share
Basic and diluted	$(0.42)	$(0.07)

Weighted average shares used in calculation of net loss per share:
Basic	35,445	35,868

Diluted	35,445	35,868

See notes to consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	January 3,	December 29,
	2009	2007
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,825)	$(2,337)
Adjustments to reconcile net loss to net cash provided by operating activities:
Goodwill and intangible asset impairment	14,451
Depreciation and amortization	5,386	4,872
Share-based compensation	1,817	1,447
Deferred taxes	(1,077)	(882)
Gain on disposal of assets		(82)
Bad debt (recoveries) expense	(227)	380
Realized loss on investments	280
Other changes in operating assets and liabilities:
Accounts receivable	3,389	(54)
Accounts receivable — unbilled	2,423	(2,552)
Prepaid and other assets	76	1,480
Trade accounts payable	(572)	(322)
Income tax liabilities	(216)	113
Deferred revenue	(2,962)	(1,299)
Accrued liabilities	(1,653)	671

Net cash provided by operating activities	6,290	1,435

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments		(9,325)
Proceeds from maturities/sales of marketable securities	2,325	19,400
Acquisition of businesses, net of cash acquired	(5,426)	(11,011)
Acquisition of property and equipment	(1,059)	(430)
Disposal of assets		82

Net cash used in investing activities	(4,160)	(1,284)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments made on unfavorable and other contractual obligations	(1,656)	(1,390)
Purchases of common stock	(3,200)
Borrowings on line of credit	1,485
Proceeds from exercise of stock options	26	163
Issuance of common stock through employee stock purchase plan	129	71

Net cash used in financing activities	(3,216)	(1,156)

Effect of exchange rate on cash and cash equivalents	(2,980)	(106)

Net decrease in cash and cash equivalents	(4,066)	(1,111)
Cash and cash equivalents, beginning of period	10,022	11,133

Cash and cash equivalents, end of period	$5,956	$10,022

Supplemental disclosure of cash flow information:
Cash paid during period for taxes, net of refunds	$1,249	$165

Accrued property and equipment additions	$17	$125

Supplemental disclosure of non-cash investing and financing transactions
Acquisition of business: Common stock	$922

Acquisition of business: Contingent consideration earned	$1,860

See notes to consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock					Accumulated
	$.001 Par		Additional			Other
	Voting		Paid-In	Accumulated	Treasury	Comprehensive
	Shares	Amount	Capital	Deficit	Stock	Income	Total
	(In thousands, except share data)

Balance, December 30, 2006	35,989,081	$36	$171,117	$(114,321)	$(345)	$270	$56,757
Cumulative effect of adopting FIN 48 (Note 7)				(223)			(223)
Exercise of options	95,906		163				163
Employee stock purchase plan	59,146		71				71
Non-vested stock grants	111,010
Share-base compensation			1,447				1,447
Nonvested stock cancellations	(70,000)
Other comprehensive income — Foreign currency translation adjustment						(50)	(50)
Net loss				(2,337)			(2,337)

Balance, December 29, 2007	36,185,143	36	172,798	(116,881)	(345)	220	55,828

Share repurchases					(3,200)		(3,200)
Exercise of options	12,775		26				26
Employee stock purchase plan	112,732		129				129
Share-based compensation			1,817				1,817
Common stock issued for acquisitions	654,474	1	921				922
Other comprehensive income — Foreign currency translation adjustment						(5,955)	(5,955)
Other comprehensive income — Loss on investment						(1,116)	(1,116)
Net loss				(14,825)			(14,825)

Balance, January 3, 2009	36,965,124	$37	$175,691	$(131,706)	$(3,545)	$(6,851)	$33,626

See notes to consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fiscal Year — The Company reports its operating results on a 52/53-week fiscal year basis. The fiscal year end is determined as the Saturday ending nearest December 31. The fiscal year ended January 3, 2009 is a 53-week fiscal year and was comprised of three 13-week quarters with the fourth quarter comprised of 14 weeks. The fiscal year ended December 29, 2007 reported 52 weeks of operating results and consisted of four equal 13-week quarters. The fiscal years ended January 3, 2009 and December 29, 2007 are referred to herein as fiscal years 2008 and 2007, respectively. TMNG Canada and Cartesian maintain year-end dates of December 31.

Revenue Recognition — The Company recognizes revenue from time and materials consulting contracts in the period in which its services are performed. In addition to time and materials contracts, the Company’s other types of contracts may include fixed fee contracts and contingent fee contracts. The Company recognizes revenues on milestone or deliverables-based fixed fee contracts and time and materials contracts not to exceed contract price using the percentage of completion method prescribed by AICPA Statement of Position (“SOP”) No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” For fixed fee contracts where services are not based on providing deliverables or achieving milestones, the Company recognizes revenue on a straight-line basis over the period during which such services are expected to be performed.

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

The Company may also enter into contingent fee contracts, in which revenue is subject to achievement of savings or other agreed upon results, rather than time spent. Due to the nature of contingent fee contracts, the Company recognizes costs as they are incurred on the project and defers revenue recognition until the revenue is realizable and earned as agreed to by its clients. Although these contracts can be very rewarding, the profitability of these contracts is dependent on the Company’s ability to deliver results for its clients and control the cost of providing these services. These types of contracts are typically more results-oriented and are subject to greater risk associated with revenue recognition and overall project profitability than traditional time and materials contracts. Revenues from contingent fee contracts were $50,000 for fiscal year 2008. Revenues and costs from contingent fee contracts were $786,000 and $236,000 for fiscal year 2007.

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

Marketable Securities — Short-term investments and non-current investments, which consist of auction rate securities and related put option, are accounted for under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Management evaluates the appropriate classification of marketable securities at each balance sheet date. These

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investments are reported at fair value, as measured pursuant to SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). The Company adopted SFAS No. 157 for its financial assets as of the beginning of the 2008 fiscal year. In addition, the Company accounts for applicable financial instruments under the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). For those securities considered to be “available for sale,” any temporary unrealized gains and losses are included as a separate component of stockholders’ equity, net of applicable taxes. For those securities considered to be “trading,” any unrealized gains and losses are included in the Consolidated Statements of Operations and Comprehensive Loss, net of applicable taxes. Additionally, realized gains and losses, changes in value judged to be other-than-temporary, interest and dividends are also included in the Consolidated Statements of Operations and Comprehensive Loss, net of applicable taxes. See Note 2 for further discussion of the Company’s auction rate securities portfolio.

Fair Value Measurement — The Company utilizes the methods of fair value measurement as described in SFAS No. 157 to value its financial assets and liabilities. As defined in SFAS No. 157, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

Property and Equipment — Property and equipment are stated at cost or acquisition date fair value less accumulated depreciation and amortization. Maintenance and repairs are charged to expense as incurred. Depreciation is based on the estimated useful lives of the assets and is computed using the straight-line method, and capital leases, if any, are amortized on a straight-line basis over the life of the lease. Asset lives range from three to seven years for furniture and fixtures, software and computer equipment. Leasehold improvements are capitalized and amortized over the life of the lease or useful life of the asset, whichever is shorter.

Research and Development and Capitalized Software Costs — Software development costs are accounted for in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, the date technological feasibility is reached, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. The Company capitalizes development costs incurred during the period between the establishment of technological feasibility and the release of the final product to customers if such costs are material. During fiscal years 2008 and 2007, $812,000 and $868,000, respectively of these costs were expensed as incurred. No software development costs were capitalized during either fiscal year 2008 or 2007.

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill — The Company accounts for goodwill in accordance with the provisions of SFAS No. 142, “Accounting for Goodwill and Intangible Assets.” Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations accounted for as purchases. The Company evaluates goodwill for impairment on an annual basis on the last day of the first fiscal month of the fourth quarter and whenever events or circumstances indicate that these assets may be impaired. The annual impairment test for fiscal year 2008 was performed as of October 25, 2008. The Company determines impairment by comparing the net assets of each reporting unit to its respective fair value. In the event a reporting unit’s carrying value exceeds its fair value, an indication exists that the reporting unit goodwill may be impaired. In this situation, the Company must determine the implied fair value of goodwill by assigning the reporting unit’s fair value to each asset and liability of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is measured by the difference between the goodwill carrying value and the implied fair value.

Fair value of the Company’s reporting units is determined using the income approach. The income approach uses a reporting unit’s projection of estimated cash flows discounted using a weighted-average cost of capital analysis that reflects current market conditions. The Company also considered the market approach to valuing its reporting units, however due to the lack of comparable industry publicly available transaction data, we concluded a market approach did not adequately reflect our specific reporting unit operations. While the market approach was not expressly utilized, we did compare the results of our overall enterprise valuation to our market capitalization. Significant management judgments related to the income approach include:

Anticipated future cash flows and terminal value for each reporting unit — The income approach to determining fair value relies on the timing and estimates of future cash flows, including an estimate of terminal value. The projections use management’s estimates of economic and market conditions over the projected period including growth rates in revenue and estimates of expected changes in operating margins. Projections of future cash flows are subject to change as actual results are achieved that differ from those anticipated. Because the Company frequently updates its projections, it would expect to identify on a timely basis any significant differences between actual results and recent estimates. The Company is not expecting actual results to vary significantly from estimates.

Selection of an appropriate discount rate — The income approach requires the selection of an appropriate discount rate, which is based on a weighted average cost of capital analysis. The discount rate is affected by changes in short-term interest rates and long-term yield as well as variances in the typical capital structure of marketplace participants. The discount rate is determined based on assumptions that would be used by marketplace participants, and for that reason, the capital structure of selected marketplace participants was used in the weighted average cost of capital analysis. Given the current volatile economic conditions, it is possible that the discount rate will fluctuate in the near term.

Intangible Assets — Intangible assets are stated at cost or acquisition date fair value less accumulated amortization, and represent customer relationships, software, employment agreements, customer backlog and tradenames acquired in the acquisitions of Cartesian, RVA and TWG, and an investment in an exclusive marketing license with S3 Matching Technologies. Amortization is based on estimated useful lives of 3 to 62 months, depending on the nature of the intangible asset, and is recognized on a straight-line basis.

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

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

FIN 48 required that the cumulative effect of this change in accounting principle be recorded as an adjustment to opening accumulated deficit in the year of adoption. As a result of the implementation of FIN 48, the Company recognized a cumulative effect adjustment of $223,000 as an increase to beginning accumulated deficit for fiscal year 2007. In addition, the Company identified approximately $271,000 in liabilities for unrecognized tax benefits which were previously reserved in “Income tax liabilities” on the consolidated balance sheet. The liability for uncertain tax positions was $891,000 and $524,000 as of January 3, 2009 and December 27, 2007, respectively, and is included in “Other noncurrent liabilities” on the consolidated balance sheet. The adoption of FIN 48 did not have a material effect on the Company’s results of operations, financial condition or cash flows during 2007. However, FIN 48 may add volatility to the Company’s effective tax rate and, therefore, the expected income tax expense in future periods. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of the income tax provision. As of January 3, 2009 and December 29, 2007, the total amount of accrued income tax-related interest and penalties included in the Consolidated Balance Sheet was $201,000 and $169,000, respectively.

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

Foreign Currency Transactions and Translation — TMNG Europe, TMNG Canada, Cartesian and the international operations of CSMG conduct business primarily denominated in their respective local currency. Assets and liabilities have been translated to U.S. dollars at the period-end exchange rate. Revenue and expenses have been translated at exchange rates which approximate the average of the rates prevailing during each period. Translation adjustments are reported as a separate component of other comprehensive income in the consolidated statements of stockholders’ equity. Realized and unrealized exchange gains included in results of operations were $1,008,000 and $45,000 during fiscal year 2008 and 2007, respectively.

Share-Based Compensation — The Company accounts for stock based compensation using the provisions of SFAS No. 123R, “Share-Based Payment,” (“SFAS No. 123R”) and the SEC’s Staff Accounting Bulletin No. 110 (“SAB 110”) which require the measurement and recognition of compensation expense for all share-based payment awards based on estimated fair values. The Company values its stock options using the Black-Scholes model to determine fair value. See Note 6, Share-Based Compensation.

Loss Per Share — The Company calculates and presents earnings (loss) per share using a dual presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding excludes treasury shares purchased by the Company. Diluted earnings (loss) per share is computed in the same manner except the weighted average number of shares is increased for dilutive securities.

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with the provisions of SFAS No. 128, “Earnings per Share,” the Company uses the treasury stock method for calculating the dilutive effect of employee stock options and nonvested shares. These instruments will have a dilutive effect under the treasury stock method only when the respective period’s average market value of the underlying Company common stock exceeds the actual proceeds. In applying the treasury stock method, assumed proceeds include the amount, if any, the employee must pay upon exercise, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the options and the vesting of nonvested shares. The Company has not included the effect of stock options and nonvested stock in the calculation of diluted loss per share for fiscal years 2008 and 2007 as the Company reported a net loss for these periods and the effect would have been anti-dilutive.

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

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 161 will have on its consolidated financial statements.

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

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	AUCTION RATE SECURITIES

As of January 3, 2009, TMNG held auction rate securities for which the underlying collateral is guaranteed through the Federal Family Education Loan Program of the U.S. Department of Education. The Company’s auction rate securities portfolio as of January 3, 2009 consisted of the following:

		Realized		Fair Value at
		Gains	Unrealized	January 3,
Issuer	Cost Basis	(Losses)	Losses	2009
	(In thousands)

Trading Securities
Kentucky Higher Education Loan Revenue Bonds A-4	$1,900	$(303)		$1,597
Missouri Higher Education Loan Revenue Bonds	1,800	(287)		1,513
Utah State Board of Regents Revenue Bonds	1,400	(232)		1,168
Access Group Inc. Federal Student Loan Asset Backed Notes	2,050	(216)		1,834
Kentucky Higher Education Loan Revenue Bonds A-2	400	(145)		255

	7,550	(1,183)		6,367

Available for Sale Securities
Education Funding Capital Education Loan Backed Notes	6,250		$(1,015)	5,235
Brazos Student Finance Corporation Student Loan Asset Backed Notes	1,000		(101)	899

	7,250		(1,116)	6,134

ARS Rights		903		903

	$14,800	$(280)	$(1,116)	$13,404

The auction rate securities the Company holds are generally long-term debt instruments that historically provided liquidity through a Dutch auction process through which interest rates reset every 28 to 35 days. Given the liquidity created by the auctions historically, auction rate securities were presented as current assets under short-term investments on the Company’s balance sheet. Beginning in February 2008, auctions of the Company’s auction rate securities portfolio failed to receive sufficient order interest from potential investors to clear successfully, resulting in failed auctions. The principal associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers establish a different form of financing to replace these securities or final payments come due according to contractual maturities ranging from approximately 22 to 36 years. The entire amount of auction rate securities is reflected as non-current assets on the Company’s balance sheet as of January 3, 2009.

During the third quarter of 2008, state and federal regulators reached settlement agreements with both of the brokers who advised the Company to purchase the auction rate securities currently held by the Company. The settlement agreements with the regulators were intended to eventually provide liquidity for holders of auction rate securities. On November 13, 2008, the Company entered into a settlement with UBS AG (“UBS”) to provide liquidity for the Company’s $7.6 million auction rate securities portfolio held with a UBS affiliate. Pursuant to the terms of the Settlement, UBS issued to the Company Auction Rate Securities Rights (“ARS Rights”), allowing the Company to sell to UBS its auction rate securities held in accounts with UBS and UBS affiliates at par value at any time during the period beginning June 30, 2010 and ending July 2, 2012. As consideration for the issuance of the ARS Rights, the Company (1) released UBS from all claims for damages (other than consequential damages) directly or indirectly relating to UBS’s marketing and sale of auction rate

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

securities, and (2) granted UBS the discretionary right to sell or otherwise dispose of the Company’s auction rate securities, provided that the Company is paid the par value of the auction rate securities upon any disposition.

While the ARS Rights result in a put option which represents a separate freestanding instrument, the put option does not meet the definition of a derivative instrument under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) because the option requires physical settlement of the auction rate securities, there is not a market mechanism that facilitates net settlement, and the underlying auction rate securities are not considered readily convertible to cash. The Company has elected to measure the ARS Rights at fair value under SFAS No. 159 to better align changes in fair value of the ARS Rights with those of the underlying auction rate securities investments.

Prior to accepting the UBS settlement offer, the Company recorded all of its auction rate securities as available-for-sale investments. Upon accepting the UBS settlement, the Company made a one-time election to transfer its UBS auction rate securities holdings from available-for-sale securities to trading securities under SFAS No. 115. Accepting the UBS settlement agreement resulted in the recognition of an other-than-temporary impairment of approximately $1.2 million due to the Company’s intention not to hold these investments to maturity. Offsetting the other-than-temporary impairment loss and subsequent realized losses on these trading securities was a gain of $0.9 million recognized for the fair value of the ARS Rights under SFAS No. 159. The ARS Rights will continue to be measured at fair value under SFAS No. 159 until the earlier of the Company’s exercise of the ARS Rights or UBS’s purchase of the auction rate securities in connection with the ARS Rights.

Due to the lack of observable market quotes on the Company’s auction rate securities portfolio and ARS Rights, the Company utilizes valuation models that rely exclusively on Level 3 inputs, as defined by SFAS No. 157, including those that are based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of the Company’s auction rate securities portfolio and ARS Rights is subject to uncertainties that are difficult to predict. Factors that may impact the Company’s valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.

3.	NONCURRENT BORROWINGS

As discussed above in Note 2, “Auction Rate Securities,” on November 13, 2008, the Company entered into a settlement with UBS to provide liquidity for the Company’s $7.6 million auction rate securities portfolio held with a UBS affiliate. As provided for in the Settlement, the Company entered into a line of credit from UBS or its affiliates for up to 75% of the market value of its auction rate securities. The line of credit provides the Company with an uncommitted, demand revolving line of credit of up to 75% of the fair value, as determined by UBS in its sole discretion, of the Company’s auction rate securities that the Company has pledged as collateral. The interest that the Company pays on the line of credit will not exceed the interest that the Company receives on the auction rate securities pledged to UBS as security for the line of credit. UBS may demand full or partial payment of amounts borrowed on the line of credit, at its sole option and without cause, at any time. UBS may, at any time, in its discretion, terminate and cancel the line of credit. If at any time UBS exercises its right of demand, then a UBS affiliate shall provide, as soon as reasonably possible, alternative financing on substantially the same terms and conditions as those under the line of credit and UBS agrees that the line of credit shall remain in full force and effect until such time as such alternative financing has been established. If alternative financing cannot be established, then a UBS-related entity will purchase the pledged auction rate securities at par value. If the Company elects to sell any auction rate securities that are pledged as collateral under the line of credit to a purchaser other than UBS, UBS intends to exercise its right

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to demand repayment of the line of credit relating to the auction rate securities sold by the Company. The Company has classified the line of credit as a noncurrent liability in the Consolidated Balance Sheet.

On November 18, 2008, the Company borrowed approximately $1.5 million under the Credit Line Agreement to fund short-term liquidity needs. Available borrowings as of January 3, 2009 under this line of credit were $3.4 million.

4.	BUSINESS COMBINATIONS

TWG Consulting, Inc.

On October 5, 2007, the Company acquired all of the outstanding shares of stock of TWG, a privately-held management consulting firm. Prior to the acquisition, TMNG did not have any material relationship with TWG. Under the purchase agreement, TMNG agreed to acquire the entire ownership interest in TWG for a total cash purchase price of $1.7 million, including approximately $1.2 million paid for TWG’s working capital. The Company incurred approximately $0.1 million in transaction costs related to the acquisition. In the event TWG achieves certain performance targets, total consideration under the Agreement could increase to $3.3 million, including $1.3 million of possible contingent cash consideration and approximately 0.7 million shares of TMNG common stock valued at $0.3 million based on the share price as of January 3, 2009. TWG is presented as a component of the Management Consulting Services segment.

The measurement of the respective assets and liabilities recognized in connection with the acquisition has been made in accordance with the provisions of SFAS No. 141. The fair value of the net assets acquired in the TWG acquisition exceeded the total consideration paid by the Company, resulting in negative goodwill of $0.3 million. Because the acquisition involves contingent consideration, the Company is required to recognize additional purchase consideration equal to the lesser of the negative goodwill or the maximum amount of contingent consideration of $1.6 million. The negative goodwill is included in the total purchase price and reflected as a current liability based on the anticipated resolution of the contingent feature. The negative goodwill was reduced during the fiscal year 2008, by additional consideration of $0.1 million for working capital true-ups. If and when contingent payments are earned, the Company will apply the payments against these contingent liabilities. Any contingent payments in excess of the initial accrued contingent consideration will be recorded as goodwill. To the extent contingent payments are not made, the Company will reduce the basis of certain acquired assets and any remaining negative goodwill will be charged to the results of operations. None of the earn-out consideration was earned during the fiscal year ended January 3, 2009.

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

At October 5, 2007
(Amounts in Thousands)

Acquired cash	$576
Other current assets	891
Customer relationships	300
Employment agreements	300
Customer backlog	100

Total assets acquired	2,167
Other current liabilities assumed	305

Net assets acquired	$1,862

RVA Consulting, LLC

On August 3, 2007, the Company acquired all of the outstanding membership interests of RVA pursuant to a Membership Interest Purchase Agreement with the members of RVA. TMNG assumed all liabilities of RVA, subject to certain indemnities on the part of the selling members. Certain of the selling members continue to be employed by and participate in the management of RVA after the closing date pursuant to written employment agreements. RVA is presented as a component of the Management Consulting Services segment. In addition to cash consideration paid at closing, the transaction included additional consideration for working capital true-ups and potential earn-out consideration based upon performance of RVA through June 30, 2010.

The aggregate potential purchase price of $11.6 million consists of the following (in thousands):

Cash paid at closing	$6,625
Transaction costs	247
Contingent cash consideration earned	2,292
Contingent stock consideration earned (based on share price as of June 30, 2008)	921

Total purchase price recognized at January 3, 2009	10,085

Remaining contingent cash consideration	1,325
Remaining contingent stock consideration (based on share price as of January 3, 2009)	183

Aggregate potential consideration	$11,593

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

At December 29, 2007, $0.7 million of negative goodwill was reflected as a current liability based on the anticipated resolution of the contingent consideration. During the fiscal year ended January 3, 2009 additional

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consideration for working capital true-ups totaling $0.8 million was paid. The first measurement date for contingent cash and stock consideration was June 30, 2008. Cash earn-out consideration in the amount of $1.5 million and stock consideration in the amount of 654,474 shares of common stock, with a value of $0.9 million as of June 30, 2008, was earned and paid during fiscal year 2008. The working capital true-ups and contingent cash and stock consideration earned resulted in the creation of $2.5 million of goodwill.

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

Cartesian Limited

On January 2, 2007, the Company acquired one-hundred percent of the outstanding common stock of Cartesian Limited. Cartesian is presented within the Software Solutions Segment. In addition to cash consideration paid at closing, the transaction included additional consideration for working capital true-ups and potential earn-out consideration based upon performance of Cartesian after the closing date. During the fourth quarter of 2008, in consideration for the selling parties relinquishing certain management rights, the remaining contingent consideration was deemed earned. In addition, a payment of $372,000 scheduled to be made in 2010 was accelerated and paid in 2008. The remaining cash consideration of $1.9 million is included in other accrued liabilities on the Consolidated Balance Sheet as of January 3, 2009 and will be paid during fiscal year 2009. The aggregate purchase price of $15.4 million consisted of the following (in thousands):

Cash paid at closing	$6,495
Transaction costs	534
Contingent consideration earned and paid	6,529

Total purchase price recognized at January 3, 2009	13,558

Contingent cash consideration earned but not yet paid	1,860

Aggregate consideration	$15,418

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The measurement of the respective assets and liabilities recognized in connection with the acquisition has been made in accordance with the provisions of SFAS No. 141. The fair value of the net assets acquired in the Cartesian acquisition exceeded the total consideration paid by the Company, resulting in negative goodwill. Because the acquisition involves contingent consideration, the Company was initially required to recognize additional purchase consideration equal to the lesser of the negative goodwill or the maximum amount of contingent consideration. At December 29, 2007, $0.6 million of negative goodwill was reflected as a current liability based on the anticipated resolution of the contingent feature. During the fiscal year ended January 3, 2009, earn-out payments totaling $3.0 million were paid and $1.9 million accrued resulting in the creation of $4.3 million of goodwill.

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

Pro Forma Combined Results

The operating results of Cartesian, RVA, and TWG have been included in the Consolidated Statements of Operations and Comprehensive Loss subsequent to the respective dates of the purchase. The following reflects pro forma combined results of the Company (including RVA and TWG) as if the acquisitions had occurred as of December 31, 2006. In management’s opinion, this pro forma information does not necessarily reflect the actual results that would have occurred had the acquisitions been completed as of December 31, 2006 nor is it necessarily indicative of future consolidated results of operations of the Company.

Fiscal Year Ended
December 29, 2007
(Unaudited)
(In thousands, except per share
amounts)

Total revenues	$91,935
Net income	$5,401
Basic and diluted net income per common share	$0.15

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill as of January 3, 2009 are as follows (in thousands):

	Management
	Consulting	Software
	Services	Solutions
	Segment	Segment	Total

Balance as of December 29, 2007	$13,365		$13,365
2008 Cartesian goodwill from earn-out payments, including changes in foreign currency exchange rates		$3,775	3,775
2008 RVA goodwill from earn-out payments	2,465		2,465
2008 impairment loss	(13,365)		(13,365)

Balance as of January 3, 2009	$2,465	$3,775	$6,240

There were no changes in the carrying amount of goodwill for the fiscal year ended December 29, 2007.

Licenses and identifiable intangible assets, net are comprised of the following (in thousands):

	January 3, 2009		December 29, 2007
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Customer relationships	$5,136	$(2,072)	$6,090	$(977)
Acquired software	2,170	(1,085)	2,988	(747)
Employment agreements	1,847	(1,154)	2,692	(736)
Customer backlog	2,100	(2,100)	2,598	(1,373)
Tradename	289	(289)	398	(199)
S3 license agreement			1,500	(629)

Total	$11,542	$(6,700)	$16,266	$(4,661)

Intangible amortization expense for the fiscal years ended January 3, 2009 and December 29, 2007 was $4,614,000 and $4,362,000, respectively, including $698,000 and $750,000 reported in cost of services for the fiscal years 2008 and 2007, respectively.

Future intangible amortization expense is estimated to be as follows (in thousands):

		Estimated
		Intangible
	Total Estimated	Amortization to
	Intangible	be Included in
Future Period	Amortization	Cost of Services

Fiscal year 2009	$2,442	$543
Fiscal years 2010 — 2012	2,400	542

The Company evaluates goodwill for impairment on an annual basis on the last day of the first fiscal month of the fourth quarter and whenever events or circumstances indicate that these assets may be impaired. Based on an analysis of the present value of future cash flows the Company recognized a charge of approximately $13.4 million for the impairment of the carrying value of goodwill in the Management Consulting Services Segment. The impairment charge was the result of a reduction in the size and scope of operations which impacted the Company’s assessment of future cash flows. This goodwill impairment loss has been reflected as a component of Loss from Operations in the Statement of Operations and Comprehensive Loss. The Company performed its impairment test for goodwill in accordance with SFAS No. 142, “Accounting for Goodwill and Intangible Assets.”

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company reviews long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets might not be recoverable in accordance with the provisions of SFAS No. 144. Based on an analysis of the present value of future cash flows, the Company determined that the carrying value of the S3 license agreement and the intangibles related to the TWG acquisition exceeded their fair market values and recorded an impairment loss related to the Management Consulting Segment of approximately $1.1 million. This impairment loss has been reflected as a component of Loss from Operations in the Consolidated Statement of Operations and Comprehensive Loss.

6.	SHARE-BASED COMPENSATION

The Company estimates the fair value of its stock options and stock issued under the Employee Stock Purchase Plan using the Black-Scholes-Merton option pricing model. Groups of employees or non-employee directors that have similar historical and expected exercise behavior are considered separately for valuation purposes. The table below shows the weighted average of the assumptions used in estimating the fair value of stock options granted during fiscal years 2008 and 2007:

	Fiscal Year	Fiscal Year
	2008	2007

Risk-free interest rate	2.8%	4.7%
Expected life	6.2 years	6.2 years
Expected volatility factor	60%	64%
Expected dividend rate	0%	0%

The risk-free interest rate is based on the U.S. Treasury yield at the time of grant for a term equal to the expected life of the stock option; the expected life was determined using the simplified method of estimating the life as allowed under SAB No. 110; and the expected volatility is based on the historical volatility of the Company’s stock price for a period of time equal to the expected life of the stock option.

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

As of January 3, 2009, the Company has three share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans under SFAS No. 123R was $1.8 million and $1.4 million during 2008 and 2007, respectively. The Company recognized income tax benefit, net of valuation allowances, for share-based compensation arrangements of $326,000 and $246,000 for 2008 and 2007, respectively. In addition, no compensation costs related to these arrangements were capitalized in either year. As of January 3, 2009, unrecognized compensation cost, net of estimated forfeitures, related to the unvested portion of all share-based compensation arrangements was approximately $1.3 million and is expected to be recognized over a weighted-average period of approximately 17 months. The Company has historically issued and expects to continue to issue new shares to satisfy stock option exercises, vesting of nonvested stock or purchases of shares under the Employee Stock Purchase Plan.

1998 EQUITY INCENTIVE PLAN

The Company’s 1998 Equity Incentive Plan, as amended and restated, (the “1998 Plan”) is a shareholder approved plan, which provides for the granting of incentive stock options and nonqualified stock options to employees, and nonqualified stock options and nonvested stock to employees, directors and consultants. The 1998 Plan is scheduled to expire in September 2009. As of January 3, 2009, the Company has 7,921,270 shares

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the Company’s common stock available for issuance upon exercise of outstanding options or as nonvested stock under the 1998 Plan.

Stock Options

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

As of January 3, 2009, all options granted under the 1998 Plan were non-qualified stock options. Options granted under the 1998 Plan generally become exercisable over a three to four year period beginning on the date of grant. Options granted under the 1998 Plan have a maximum term of ten years.

A summary of the option activity of the Company’s 1998 Plan as of January 3, 2009 and changes during the year then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at December 29, 2007	4,794,341	$3.47
Granted	16,000	$1.05
Exercised	(12,775)	$2.10
Forfeited/cancelled	(509,491)	$2.21

Outstanding at January 3, 2009	4,288,075	$3.62	6.3 years	$0

Options vested and expected to be vested at January 3, 2009	3,727,806	$3.83	6.0 years	$0

Options exercisable at January 3, 2009	2,782,391	$4.37	5.3 years	$0

The weighted average grant date fair value of options granted was $0.59 and $1.40 during fiscal years 2008 and 2007, respectively. The total intrinsic value of options exercised was $3,000 and $36,000 during fiscal years 2008 and 2007, respectively. As of January 3, 2009, unrecognized compensation cost, net of estimated forfeitures, related to the unvested portion of stock options issued under the 1998 Plan was approximately $0.7 million and is expected to be recognized over a weighted-average period of approximately 16 months.

Nonvested Stock

Nonvested stock under the 1998 Plan are subject to restriction based upon a two to four year vesting schedule. The fair value of nonvested share awards is determined based on the closing trading price of the Company’s common stock on the award date.

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of nonvested stock issued under the 1998 Plan as of January 3, 2009 and changes during the year then ended is presented below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Outstanding at December 29, 2007	107,500	$2.24
Vested	(50,625)	$2.24

Outstanding at January 3, 2009	56,875	$2.23

There were no shares of nonvested stock issued during 2008. As of January 3, 2009, there was $8,000 of total unrecognized compensation cost related to nonvested stock granted under the 1998 Plan. The cost is expected to be recognized over a weighted average period of 17 months. The total fair value of shares vested was $78,300 and $95,000 during 2008 and 2007, respectively.

2000 SUPPLEMENTAL STOCK PLAN

As of January 3, 2009, the Company has 2,226,521 shares of the Company’s common stock available for issuance upon exercise of outstanding options under the 2000 Supplemental Stock Plan (the “2000 Plan”). The 2000 Plan provides the Company’s common stock for the granting of nonqualified stock options to employees and is not subject to shareholder approval. Vesting and exercise provisions are determined by the Board of Directors. Options granted under the plan generally become exercisable over a period of up to four years beginning on the date of grant and have a maximum term of ten years.

A summary of the option activity of the Company’s 2000 Plan as of January 3, 2009 and changes during the year then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at December 29, 2007	1,399,736	$2.58
Granted	469,000	$1.72
Forfeited/cancelled	(312,463)	$2.50

Outstanding at December 29, 2007	1,556,273	$2.34	7.8 years	$0

Options vested and expected to be vested at December 29, 2007	1,271,493	$2.40	7.5 years	$0

Options exercisable at December 29, 2007	573,270	$2.83	5.9 years	$0

The weighted average fair value of options granted was $1.01 and $1.45 during fiscal years 2008 and 2007, respectively . There were no options exercised during fiscal year 2008 or 2007. As of January 3, 2009, unrecognized compensation cost, net of estimated forfeitures, related to the unvested portion of stock options issued under the 2000 Plan was approximately $0.6 million and is expected to be recognized over a weighted-average period of approximately 18 months.

EMPLOYEE STOCK PURCHASE PLAN

Under the Employee Stock Purchase Plan (ESPP), shares of the Company’s common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first day of the enrollment

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period or on the last day of each six-month period over the subsequent two years. Employees may purchase shares through a payroll deduction program having a value not exceeding 15% of their gross compensation during an offering period. During 2008 and 2007, the Company recognized net expense of $62,000 and $50,000, respectively, in connection with SFAS No. 123R associated with the ESPP.

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

Management evaluates segment performance based upon income (loss) from operations, excluding share-based compensation (benefits), depreciation and intangibles amortization. Inter-segment revenues were approximately $2.4 million in fiscal year 2008. Inter-segment revenues were approximately $0.9 million in fiscal year 2007. In addition, in its administrative division, entitled “Not Allocated to Segments,” the Company accounts for non-operating activity and the costs of providing corporate and other administrative services to the segments.

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning the Company’s reportable segments is shown in the following table (in thousands):

	Management		Not
	Consulting	Software	Allocated to
	Services	Solutions	Segments	Total

As of and for the fiscal year ended January 3, 2009:
Revenues	$54,086	$19,956		$74,042
Income (loss) from operations	17,292	4,347	$(37,143)	(15,504)
Interest income			922	922
Income (loss) before income tax provision	17,292	4,347	(36,470)	(14,831)
Depreciation and amortization			5,385	5,385
Total assets	$8,728	$4,078	$33,908	$46,714
As of and for the fiscal year ended December 29, 2007:
Revenues	$47,656	$24,219		$71,875
Income (loss) from operations	17,089	7,646	$(29,018)	(4,283)
Interest Income			1,546	1,546
Income (loss) before income tax provision	17,089	7,646	(27,020)	(2,285)
Depreciation and amortization			4,872	4,872
Total assets	$13,372	$6,914	$56,280	$76,566

Segment assets, regularly reviewed by management as part of its overall assessment of the segments’ performance, include both billed and unbilled trade accounts receivable, net of allowances, and certain other assets. Assets not assigned to segments include cash and cash equivalents, property and equipment, goodwill and intangible assets and deferred tax assets, excluding deferred tax assets recognized on accounts receivable reserves, which are assigned to there segments.

In accordance with the provisions of SFAS No 131, revenues earned in the United States and internationally based on the location where the services are performed are shown in the following table (amounts in thousands):

	Revenue		Loss Before Income Tax Provision
	FY	FY	FY	FY
	2008	2007	2008	2007

United States	$46,096	$39,610	$(9,233)	$(1,259)
International:
United Kingdom	26,163	29,835	(5,241)	(948)
Germany		745		(24)
Ireland	849	515	(170)	(16)
Other	934	1,170	(187)	(38)

Total	$74,042	$71,875	$(14,831)	$(2,285)

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Major customers in terms of significance to TMNG’s revenues (i.e. in excess of 10% of revenues) for fiscal years 2008 and 2007, and accounts receivable as of January 3, 2009 and December 29, 2007 were as follows (amounts in thousands):

	Revenues
	Fiscal	Fiscal	Accounts Receivable
	Year	Year	January 3,	December 29,
	2008	2007	2009	2007

Customer A	$10,697	$18,102	$2,545	$1,448
Customer B	$21,032	$9,333	$2,343	$2,829

During fiscal year 2008, revenues of $6.3 million and $4.4 million for Customer A were reported within the Software Solutions and Management Consulting Services segments, respectively. Revenues of $12.5 million and $5.6 million for Customer A were reported within the Software Solutions and Management Consulting Services segments, respectively, in fiscal year 2007. Revenues from Customer B were reported within the Management Consulting Services segment in both fiscal years 2008 and 2007. Revenues from the Company’s ten most significant customers accounted for approximately 81% and 73% of revenues for fiscal years 2008 and 2007, respectively.

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

8.	PROPERTY AND EQUIPMENT

	January 3,	December 29,
	2009	2007
	(In thousands)

Furniture and fixtures	$1,400	$1,081
Software and computer equipment	2,992	3,028
Leasehold improvements	1,124	1,200

	5,516	5,309
Less: Accumulated depreciation and amortization	3,715	3,525

	$1,801	$1,784

Depreciation and amortization expense on property and equipment was $772,000 and $510,000 for fiscal years 2008 and 2007, respectively.

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	INCOME TAXES

For fiscal years 2008 and 2007, the income tax (provision) benefit consists of the following (amounts in thousands):

	Fiscal	Fiscal
	Year	Year
	2008	2007

Federal
Current tax (expense) benefit	$(32)	$(23)
Deferred tax (expense) benefit	2,868	(1,704)
Change in valuation allowance	(2,868)	1,704

	(32)	(23)
State
Current tax (expense) benefit		(80)
Deferred tax (expense) benefit	1,144	(343)
Change in valuation allowance	(1,144)	343

		(80)
Foreign
Current tax (expense) benefit	(1,039)	(831)
Deferred tax (expense) benefit	841	1,199
Change in valuation allowance	236	(317)

	38	51

Total	$6	$(52)

The Company has reserved all of its domestic net deferred tax assets and $1.0 million of its foreign deferred tax assets with a valuation allowance as of January 3, 2009, in accordance with the provisions of SFAS No. 109 “Accounting for Income Taxes.” Realization of the deferred tax asset is dependent on generating sufficient income in future periods. In evaluating the ability to use its deferred tax assets, the Company considers all positive and negative evidence including the Company’s past operating results, the existence of cumulative losses in the most recent fiscal year and the Company’s forecast of future income. In determining future income, the Company is responsible for assumptions utilized including the amount of state, federal and international operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future income and are consistent with the plans and estimates the Company is using to manage the underlying business.

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is reconciliation between the provision for income taxes and the amounts computed based on loss before income taxes at the statutory federal income tax rate (amounts in thousands):

	Fiscal Year 2008		Fiscal Year 2007
	Amount	%	Amount	%

Computed expected federal income tax benefit	$5,191	35.0	$800	35.0
State income tax benefit (expense), net of federal benefit	744	5.0	(275)	(12.0)
Forfeited vested stock options	299	2.0	(1,222)	(53.5)
Adjustment to estimated tax loss carryforward	(552)	(3.7)	(875)	(38.3)
Other	(162)	(1.1)	(210)	(9.2)
Foreign tax credit carryforward	(1,738)	(11.7)
Change in valuation allowance	(3,776)	(25.5)	1,730	75.7

Total	$6	0.0	$(52)	(2.3)

Items giving rise to the provision for deferred income tax (provision) benefit are as follows (amounts in thousands):

	Fiscal	Fiscal
	Year	Year
	2008	2007

Goodwill	$3,964	$(1,409)
Bad debt reserve	(48)	86
Share-based compensation expense	1,019	(1,617)
Intangible assets	1,734	1,164
Valuation allowance	(3,776)	1,730
Net operating loss carryforward	(51)	1,624
Unfavorable liabilities	(634)	(587)
Cash to accrual conversion	59	59
Undistributed foreign earnings	(1,185)
Foreign tax credit carryforward	317
Accrued contingent consideration	(353)
Other	31	(168)

Total	$1,077	$882

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant components of deferred income tax assets and the related balance sheet classifications, as of January 3, 2009 and December 29, 2007 are as follows (amounts in thousands):

	January 3,	December 29,
	2009	2007

Current deferred tax assets (liabilities):
Accounts receivable	$143	$201
Accrued expenses	195	260
Unfavorable liabilities	274	634
Cash to accrual conversion	(59)
Valuation allowance	(496)	(866)
Other	57	(59)

Current deferred tax asset	$114	$170

Non-current deferred tax assets (liabilities):
Goodwill	$11,677	$7,713
Share-based compensation expense	2,822	1,960
Unfavorable lease liability	311	585
Net operating loss carryforward	17,514	17,968
Intangible assets	1,864	(300)
Accrued contingent consideration		353
Cash to accrual conversion	(59)	(117)
Reserves		40
Auction rate securities	561
Other	87	278
Undistributed foreign earnings	(1,185)
Foreign tax credit carryforward	317
Valuation allowance	(34,024)	(29,848)

Non-current deferred tax liabilities	$(115)	$(1,368)

The federal net operating loss carryforward as of January 3, 2009 is scheduled to expire as follows (amounts in thousands):

	Amount	Year

	$2,177	2016
	5,602	2023
	9,094	2024
	7,432	2025
	9,854	2026
	5,152	2027
	957	2028

Total	$40,268

The foreign net operating loss carryforward as of January 3, 2009 is $2.3 million and has no expiration date. During 2008, the Company concluded $7.0 million of foreign earnings are no longer permanently reinvested. This determination resulted in the recognition of $0.9 million of deferred tax liabilities, net of foreign tax credits, which are fully offset by a reduction in valuation allowance. The Company has not provided tax on the remaining undistributed earnings of foreign subsidiaries, because it is the Company’s intention to reinvest these earnings indefinitely.

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of January 3, 2009, there are no unrecognized net operating loss carryforwards available to the Company related to excess tax benefits from the settlement of share-based awards.

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

FIN 48 requires that the cumulative effect of the change in accounting principle be recorded as an adjustment to opening accumulated deficit. As a result of the implementation of FIN 48, the Company recognized a cumulative effect adjustment of $223,000 as an increase to beginning accumulated deficit. In addition, the Company identified approximately $271,000 in liabilities for unrecognized tax benefits which were previously reserved. During 2008, the liability for uncertain tax positions increased to $891,000. The liability increased by $335,000 related to tax positions taken during the current period and $32,000 for interest. The liability for uncertain tax positions, including penalties and interest, was $524,000 as of December 29, 2007 and is included in “Other noncurrent liabilities” on the consolidated balance sheet. There were no increases or decreases in uncertain tax positions during 2007. All of the unrecognized tax benefit balance, if recognized, would impact the effective tax rate. The adoption of FIN 48 did not have a material effect on the Company’s results of operations, financial condition or cash flows during 2007. However, FIN 48 may add volatility to the Company’s effective tax rate and, therefore, the expected income tax expense in future periods.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as a component of the income tax provision. During 2007, the Company’s income tax expense included $30,000 of income tax-related interest and penalties. As of January 3, 2009 and December 29, 2007, the total amount of accrued income tax-related interest and penalties included in the Consolidated Balance Sheet was $201,000 and $169,000, respectively. As of January 3, 2009, the Company believes there are no positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (amounts in thousands):

Gross unrecognized tax benefits at December 29, 2007	$524
Gross increases in tax positions for current year	335
Interest and penalties	32

Gross unrecognized tax benefits at January 3, 2009	$891

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002. As of January 3, 2009, the Company has no tax examinations in process.

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	LEASE COMMITMENTS

The Company leases office facilities, computer equipment, office furniture, and an automobile under various operating leases expiring at various dates through November 2012.

Following is a summary of future minimum payments under operating leases that have initial or remaining non-cancellable lease terms at January 3, 2009 (amounts in thousands):

Operating
Fiscal Year	Leases

2009	$2,798
2010	2,656
2011	1,141
2012	1,249
2013 and thereafter	255

Total minimum lease payments	8,099
Future minimum rentals to be received under non-cancellable subleases	(1,347)

Minimum lease payments net of amounts to be received under subleases	$6,752

Minimum operating lease payments include the off-market portion of lease payments recorded through purchase accounting in connection with the Company’s acquisition of CSMG and continuing lease commitments associated with the consolidation of office space. The unamortized balance of the unfavorable lease liabilities and their balance sheet classification as of January 3, 2009 and December 29, 2007, are as follows:

	January 3,	December 29,
	2009	2007

Current unfavorable lease obligations	$681	$709
Non-current unfavorable lease obligations	773	1,475

	$1,454	$2,184

Total rental expense was approximately $2,016,000 and $2,445,000 for fiscal years 2008 and 2007, respectively, and was recorded in selling, general and administrative expenses.

11.	LOAN TO OFFICER

As of January 3, 2009, there is one outstanding line of credit between the Company and its Chief Executive Officer, Richard P. Nespola, which originated in fiscal year 2001. Aggregate borrowings outstanding against the line of credit at January 3, 2009 and December 29, 2007 totaled $300,000 and are due in 2011. These amounts are included in other assets in the non-current assets section of the balance sheet. In accordance with the loan provisions, the interest rate charged on the loans is equal to the Applicable Federal Rate (AFR), as announced by the Internal Revenue Service, for short-term obligations (with annual compounding) in effect for the month in which the advance is made, until fully paid. Pursuant to the Sarbanes-Oxley Act, no further loan agreements or draws against the line may be made by the Company to, or arranged by the Company for its executive officers. Interest payments on this loan are current as of January 3, 2009.

12.	LETTER OF CREDIT

In March 2002, the Company entered into a $1.0 million standby letter of credit (“LOC”) facility with a financial institution in connection with an acquisition. The LOC was required as part of the assignment of the leased office space from the seller to the Company. The Company originally collateralized the LOC with a

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1.0 million cash deposit with reductions in this amount based on passage of time. As of January 3, 2009 and for the remainder of the term of the LOC, the required collateral amount is $273,000. The collateral deposited for this LOC is included in “Cash and Cash Equivalents” on the Company’s consolidated balance sheet as of January 3, 2009 and December 29, 2007. The Company would be required to perform under the agreement in the event it was to default on balances due and owing the landlord on the leased office space. An obligation has not been recorded in connection with the LOC on the Company’s consolidated balance sheet as of January 3, 2009 and December 29, 2007.

13.	RELATED PARTY TRANSACTIONS

During fiscal years 2008 and 2007, the Company incurred legal fees of $26,000 and $128,000, respectively, for services provided by Bingham McCutchen, LLP, a law firm in which a member of the Board of Directors, Andrew Lipman, owns an equity interest. Payments made during the 2008 period were in connection with income tax and potential acquisition related matters. Payments made in fiscal year 2007 were in connection with the Company’s acquisition of Cartesian and other potential acquisition matters. All payments were within the limitations set forth by NASDAQ Rules as to the qualifications as an independent director.

14.	COMMITMENTS AND CONTINGENCIES

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

On February 19, 2008, the independent members of our Board of Directors approved an executive incentive compensation plan for fiscal year 2008 (the “Plan”). The Plan established a cash bonus pool (the “Pool”) for the Company’s chief executive officer, president and chief operating officer, and chief financial officer which provided for bonuses if the Company met or exceeded a non-GAAP EBITDA target (as defined in the Plan) of $7.0 million for fiscal year 2008. The calculation of the non-GAAP EBITDA target excluded non-cash charges (e.g., share-based compensation expense, etc.) and possible extraordinary one-time items to the extent determined to be appropriate by the Compensation Committee. The amount available for payment from the Pool (“Payout Amount”) began at $800,000 if the Company achieved the Non-GAAP EBITDA target. If the target was exceeded, the Payout Amount increased in accordance with a graduated, ascending scale ranging from 15% to 25% of the earnings in excess of the target, provided that the Payout Amount would in no event exceed $3 million.

Although the 2008 non-GAAP EBITDA target of $7.0 million was not met, upon the recommendation of the Compensation Committee, the independent members of the Board of Directors exercised their discretion and awarded executive incentive compensation to the Company’s chief executive officer, president and chief operating officer, and chief financial officer in the aggregate amount of $350,000. The Compensation Committee and the independent members of the Board of Directors approved the discretionary payment based upon their determination that the Company had substantially achieved the threshold level in the 2008 Plan through the efforts of management in a uniquely challenging economic environment as disclosed in our Form 8-K of February 27, 2009. As of January 3, 2009, $350,000 was accrued for this item.

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	SHARE REPURCHASE PROGRAM

On June 6, 2008, the Company’s Board of Directors authorized management to enter into stock purchase agreements with certain stockholders of the Company. On June 11 and 12, 2008, pursuant to these agreements the Company repurchased 2,000,000 shares of its common stock from these stockholders at a price of $1.60 per share. In connection with the transactions, the Company entered into standstill agreements with each of the selling stockholders pursuant to which the stockholders agreed for a period of two years not to, among other things, acquire any voting securities of the Company, form or join in a group with other stockholders, effect or encourage a tender offer or business combination involving the Company or any of its subsidiaries, or take other actions seeking to control or influence the management, Board of Directors or policies of the Company. This repurchase of shares was not conducted under the share repurchase program described below.

On September 5, 2006, the Company’s Board of Directors approved a share repurchase program authorizing the purchase of up to 2,000,000 shares of TMNG common stock. Under the plan, the Company was authorized to repurchase stock from time to time in the open market or through privately negotiated transactions through September 1, 2008, in accordance with SEC rules. In October 2006, the Company’s Board of Directors suspended share repurchase activity under the share repurchase program. The suspension remained in effect until the expiration of the program.

All repurchased shares have been classified as treasury stock within the stockholder’s equity section of the Consolidated Balance Sheet.

Treasury Shares

Balance as of December 29, 2007	200,000
Purchases of treasury stock	2,000,000

Balance as of January 3, 2009	2,200,000

16.	STOCKHOLDER RIGHTS PLAN

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

The Company adopted the Rights Plan in an effort to protect against the triggering of limitations on the Company’s ability to utilize net operating loss carryforwards to offset future taxable income of the Company and to ensure, to the extent possible, that all stockholders receive fair and equal treatment in the event of a proposed takeover of the Company. The Company has historically experienced substantial net operating losses (See Note 9, “Income Taxes”). If the Company experiences an “ownership change” as defined in Section 382 of the Internal Revenue Code, the Company’s ability to use the net operating losses could be substantially diminished. An “ownership change” is generally a more than 50 percentage point increase in stock ownership, during a moving 3-year testing period, by stockholders owning or deemed to own 5% or more of the Company’s outstanding shares.

17.	EMPLOYEE BENEFIT PLAN

The Company offers defined contribution plans to eligible employees. Such employees may contribute a percentage of their annual compensation in accordance with the plans guidelines. The plans provide for

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company contributions that are subject to maximum limitations as defined by the plans. Company contributions to its defined contribution plans totaled $1,093,000 and $1,343,000 in the years ended January 3, 2009 and December 29, 2007, respectively.

18.	SPECIAL COMMITTEE INVESTIGATION

In November 2006, following an initial internal review of its stock option practices, the Company’s Board of Directors appointed a Special Committee of outside directors (the “Special Committee”) to conduct a full investigation of the Company’s past stock option granting practices and related accounting. As a result of the investigation, it was determined that incorrect measurement dates were used for financial accounting purposes for certain stock option and nonvested stock awards in prior years. The Special Committee recommended remedial measures to address the issues related to stock options and general corporate governance, oversaw the adoption of these measures and dissolved in July 2007. Operating expenses included costs of approximately $2.6 million during year 2007 related to the Special Committee investigation. These costs primarily consisted of professional services for legal, accounting and tax guidance.

19.	SUBSEQUENT EVENTS

Citigroup Auction Rate Securities Loan

On March 19, 2009, the Company entered into a loan agreement with Citigroup Global Markets, Inc. (“Citigroup”) to provide liquidity for the Company’s $7.3 million auction rate securities portfolio held with Citigroup. Under the loan agreement, the Company has access to a revolving line of credit of up to 50% of the par value of the auction rate securities that the Company has pledged as collateral, or $3.625 million. The interest rate at the inception of the line of credit that the Company would pay on amounts borrowed is the federal funds rate plus 3.65%. The interest rate may change in future periods based on the change in the spread over the federal funds rate. Citigroup may demand full or partial payment of amounts borrowed on the line of credit, at its sole option and without cause, at any time. Citigroup may, at any time, in its discretion, terminate the line of credit with proper notice. The Company has made no borrowings under this line of credit.

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

A review and evaluation was performed by our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of January 3, 2009.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of January 3, 2009.

For the evaluation conducted as of December 29, 2007, management excluded from its assessment of internal controls over financial reporting its acquisitions of Cartesian on January 2, 2007, RVA on August 3, 2007, and TWG on October 5, 2007. Cartesian, RVA, and TWG represented 35.0%, 13.0%, and 1.4% of the Company’s consolidated total revenues, respectively, for the year ended December 29, 2007, and 25.2%, 21.7%, and 2.9% of the Company’s consolidated total assets, respectively, as of December 29, 2007. Each of these three subsidiaries were included in the assessment as of January 3, 2009.

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

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the fourth fiscal quarter ended January 3, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders (the “Proxy Statement”) contains, under the captions “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” the information required by Item 10 of this Form 10-K, which information is incorporated herein by this reference.

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

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(c)
	Number of		Number of Securities
	Securities to be Issued		Remaining Available
	Upon Exercise of	(b)	for Future Issuance
	Outstanding Options	Weighted Average	Under Equity Compensation
	or Vesting of Nonvested	Exercise Price of	Plans (Excluding Securities
	Stock	Outstanding Options	Reflected in Column (a))(1)

PLANS APPROVED BY SECURITY HOLDERS(1)
— 1998 Equity Incentive Plan	4,344,950	$3.62	7,921,270
PLANS NOT APPROVED BY SECURITY HOLDERS
— 2000 Supplemental Stock Plan	1,556,273	$2.34	1,226,521

(1)	The amounts in the table do not include up to 54,691 shares that may be purchased under the 1999 Employee Stock Purchase Plan.

The 1998 Incentive Plan includes a provision that automatically increases the number of securities available for issuance under the plan. The annual increase is determined on the first day of the Company’s fiscal year and is equal to the lesser of (i) 1,500,000 shares, (ii) 5% of the outstanding shares on such date or (iii) a lesser amount determined by the Company’s Board of Directors. The Shares may be authorized, but unissued, or reacquired Common Stock.

For an additional discussion of our equity compensation plans, see Item 8, “Consolidated Financial Statements,” Note 6, “Share-Based Compensation.”

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

(3) Exhibits. See accompanying Index to Exhibits. Pursuant to the rules and regulations of the Securities and Exchange Commission, the Company has filed or incorporated by reference the documents referenced in the accompanying Index to Exhibits as exhibits to this Annual Report on Form 10-K. The documents include agreements to which the Company is a party or has a beneficial interest. The agreements have been filed to provide investors with information regarding their respective terms. The agreements are not intended to provide any other factual information about the Company or its business or operations. In particular, the assertions embodied in any representations, warranties and covenants contained in the agreements may be subject to qualifications with respect to knowledge and materiality different from those applicable to investors and may be qualified by information in confidential disclosure schedules not included with the exhibits. These disclosure schedules may contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the agreements. Moreover, certain representations, warranties and covenants in the agreements may have been used for the purpose of allocating risk between the parties, rather than establishing matters as facts. In addition, information concerning the subject matter of the representations, warranties and covenants may have changed after the date of the respective agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures. Accordingly, investors should not rely on the representations, warranties and covenants in the agreements as characterizations of the actual state of facts about the Company or its business or operations on the date hereof. The Company will furnish to any stockholder, upon written request, any exhibit listed in the accompanying Index to Exhibits upon payment by such stockholder of the Company’s reasonable expenses in furnishing any such exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MANAGEMENT NETWORK GROUP, INC.

By:	/s/ RICHARD P. NESPOLA
RICHARD P. NESPOLA
CHAIRMAN OF THE BOARD AND CHIEF
EXECUTIVE OFFICER

Date: April 3, 2009

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ RICHARD P. NESPOLA Richard P. Nespola	Chairman of the Board and Chief Executive Officer (Principal executive officer)	April 3, 2009

/s/ DONALD E. KLUMB Donald E. Klumb	Chief Financial Officer and Treasurer (Principal financial officer and principal accounting officer)	April 3, 2009

/s/ MICKY K. WOO Micky K. Woo	Director	April 3, 2009

/s/ ANDREW LIPMAN Andrew Lipman	Director	April 3, 2009

/s/ ROBERT J. CURREY Robert J. Currey	Director	April 3, 2009

/s/ ROY A. WILKENS Roy A. Wilkens	Director	April 3, 2009

/s/ FRANK SISKOWSKI Frank Siskowski	Director	April 3, 2009

INDEX TO EXHIBITS

The following is a list of exhibits filed as part of this report.

Exhibit
Number	Description of Document

3.1	Certificate of Incorporation, filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 originally filed September 20, 1999 (Registration No. 333-87383), as amended (the “1999 S-1 Registration Statement”), is incorporated herein by reference as Exhibit 3.1.
3.2	Certificate of Designations of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on March 27, 2008, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 27, 2008 filed with the Securities and Exchange Commission, is incorporated herein by reference as Exhibit 3.2.
3.3	Amended and Restated By-laws, filed as Exhibit 3.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 13, 2008, is incorporated herein by reference as Exhibit 3.3.
4.1	Specimen Common Stock Certificate, filed as Exhibit 4.1 to the 1999 S-1 Registration Statement, is incorporated herein by reference as Exhibit 4.1.
4.2	Registration Rights Agreement, dated February 12, 1998, among the Company and certain holders of the Company’s common stock (the “Registration Rights Agreement”), filed as Exhibit 10.1 to the 1999 S-1 Registration Statement, is incorporated herein by reference as Exhibit 4.2.
4.3	Rights Agreement, dated as of March 27, 2008, by and between the Company and Computershare Trust Company N.A., filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 27, 2008 filed with the Securities and Exchange Commission, is incorporated herein by reference as Exhibit 4.3.
4.4	Form of Rights Certificate, filed as Exhibit B to the Rights Agreement filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 27, 2008, filed with the Securities and Exchange Commission, is incorporated herein by reference as Exhibit 4.4.
10.1	Registration Rights Agreement. (See Exhibit 4.2).
10.2	Form of Indemnification Agreement between the Company and each of its Directors and Officers, filed as Exhibit 10.2 to the 1999 S-1 Registration Statement, is incorporated herein by reference as Exhibit 10.2.(1)
10.3	1998 Equity Incentive Plan, as amended and restated on September 7, 1999, and the Form of Agreements thereunder, filed as Exhibit 10.3 to the 1999 S-1 Registration Statement, is incorporated herein by reference as Exhibit 10.3.(1)
10.4	1999 Employee Stock Purchase Plan and Form of Agreements thereunder, filed as Exhibit 10.4 to the 1999 S-1 Registration Statement, is incorporated herein by reference as Exhibit 10.4.(1)
10.5	2000 Supplemental Stock Plan and Form of Agreements thereunder, filed as Exhibit 10.16 to the Company’s Form 10-K for the fiscal year ended December 30, 2000, is incorporated herein by reference as Exhibit 10.5.(1)
10.6	Employment Agreement between the Company and Richard Nespola, dated January 5, 2004, filed as Exhibit 10.19 to the Company’s Form 10-K for the fiscal year ended January 3, 2004, is incorporated herein by reference as Exhibit 10.6.(1)
10.7	Sublease between Best Doctors, Inc. and Cambridge Strategic Management Group Inc. (formerly TMNG Strategy, Inc.), dated December 30, 2004, filed as Exhibit 10.21 to the Company’s Form 10-K for the fiscal year ended January 1, 2005, is incorporated herein by reference as Exhibit 10.7.
10.8	Asset Purchase Agreement, dated April 2, 2006, among Wilbass Limited, Adventis Limited, and Adventis Corporation, filed as Exhibit 10 to the Company’s Form 10-Q for the quarter ended April 1, 2006, is incorporated herein by reference as Exhibit 10.8.**
10.9	Share Purchase Agreement, dated December 22, 2006, between the Company and Janos Sivo, Alan Strong, William Hill and James Baker, regarding the acquisition of the outstanding common stock of Cartesian Limited, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2006, is incorporated herein by reference as Exhibit 10.9.

Exhibit
Number	Description of Document

10.10	Third Amended Lease Agreement between NewTower Trust Company Multi-Employer Property Trust and the Company, dated August 30, 2005, filed as Exhibit 10.10 to the Company’s Form 10-K for the fiscal year ended December 30, 2006, is incorporated herein by reference as Exhibit 10.10.
10.11	Third Additional Space Commencement Date Agreement between NewTower Trust Company Multi-Employer Property Trust and the Company, dated February 28, 2006, filed as Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended December 30, 2006, is incorporated herein by reference as Exhibit 10.11.
10.12	Membership Interest Purchase Agreement, dated July 30, 2007, between the Company and RVA Consulting, LLC, RVA Holdings, LLC, Mark Markowitz, Dawn Saitta, and Dale Reynolds, regarding the acquisition of all outstanding membership interests in RVA Consulting, LLC, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2007, is incorporated herein by reference as Exhibit 10.12.**
10.13	Stock Purchase Agreement, dated October 5, 2007, between the Company and TWG Consulting, Inc. and Marilyn Breitenstein, regarding the acquisition of the outstanding common stock of TWG Consulting, Inc., filed as Exhibit 2.1 to the Company’s Form 10-Q for the quarter ended September 29, 2007, is incorporated herein by reference as Exhibit 10.13.
10.14	Transition Services Agreement among RVA Consulting, LLC, a subsidiary of the Company, and Publicis Selling Solutions, Inc, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 29, 2007, is incorporated herein by reference as Exhibit 10.14.
10.15	Lease Agreement between Cartesian Limited and Sun Life Assurance Company of Canada (U.K.) Limited, dated November 23, 2000, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2007, is incorporated herein by reference as Exhibit 10.15.
10.16	Fourth Amendment to Lease between NewTower Trust Company Multi-Employer Property Trust and the Company, dated July 10, 2007, filed as Exhibit 10.16 to the Company’s Form 10-K for the fiscal year ended December 27, 2007, is incorporated herein by reference as Exhibit 10.16.
10.17	Employment Agreement dated April 8, 2008 between The Management Network Group, Inc. and Donald E. Klumb, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2008, is incorporated herein by reference as Exhibit 10.17.(1)
10.18	The Management Network Group, Inc. 2008 Executive Incentive Compensation Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2008, is incorporated herein by reference as Exhibit 10.18.(1)
10.19	Fifth Amendment to Lease between NewTower Trust Company Multi-Employer Property Trust and the Company, dated May 19, 2008, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 28, 2008, is incorporated herein by reference as Exhibit 10.19.
10.20	Stock Purchase Agreement by and among the Company, Potomac Capital International Ltd., Potomac Capital Partners LP, Pleiades Investment Partners-R LP, Potomac Capital Management LLC, Potomac Capital Management, Inc. and Paul J. Solit dated June 11, 2008 filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 12, 2008, is incorporated herein by reference as Exhibit 10.20.
10.21	Stock Purchase Agreement by and among Riley Investment Partners Master Fund, L.P., Riley Investment Management, LLC., and Bryant R. Riley dated June 12, 2008 filed as Exhibit 10.2 to the Company’s Form 8-K dated June 12, 2008, filed with the Securities and Exchange Commission, 2008, is incorporated herein by reference as Exhibit 10.21.
10.22	Standstill Agreement by and among the Company, Potomac Capital International Ltd., Potomac Capital Partners LP, Pleiades Investment Partners-R LP, Potomac Capital Management LLC, Potomac Capital Management, Inc. and Paul J. Solit dated June 11, 2008 filed as Exhibit 10.3 to the Company’s Form 8-K dated June 12, 2008, filed with the Securities and Exchange Commission, is incorporated herein by reference as Exhibit 10.22.

Exhibit
Number	Description of Document

10.23	Standstill Agreement by and among Riley Investment Partners Master Fund, L.P., Riley Investment Management, LLC., and Bryant R. Riley dated June 12, 2008 filed as Exhibit 10.4 to the Company’s Form 8-K dated June 12, 2008, filed with the Securities and Exchange Commission, 2008, is incorporated herein by reference as Exhibit 10.23.
10.24	Offering Letter Relating to the Auction Rate Securities Settlement with The Management Network Group, Inc. dated as of October 8, 2008, issued by UBS Financial Services Inc.; Acceptance Form filed as Exhibit 99.1 to the Company’s Form 8-K dated November 19, 2008, filed with the Securities and Exchange Commission, is incorporated herein by reference as Exhibit 10.24.
10.25	Credit Line Account Application and Agreement for Organizations and Businesses dated as of November 13, 2008, between The Management Network Group, Inc. and UBS Bank USA filed as Exhibit 99.2 to the Company’s Form 8-K dated November 19, 2008, filed with the Securities and Exchange Commission, is incorporated herein by reference as Exhibit 10.25.
10.26	Addendum to Credit Line Account Application and Agreement dated as of November 13, 2008, between The Management Network Group, Inc. and UBS Bank USA filed as Exhibit 99.3 to the Company’s Form 8-K dated November 19, 2008, filed with the Securities and Exchange Commission, is incorporated herein by reference as Exhibit 10.26.
10.27	Important Notice on Interest Rates and Payments dated as of November 13, 2008, between The Management Network Group, Inc. and UBS Bank USA filed as Exhibit 99.4 to the Company’s Form 8-K dated November 19, 2008, filed with the Securities and Exchange Commission, is incorporated herein by reference as Exhibit 10.27.
21.1	List of subsidiaries of the Company, prepared pursuant to Item 601(b)(21) of Regulation S-K is attached to this Form 10-K as Exhibit 21.1.
23.1	Consent of independent registered public accounting firm is attached to this Form 10-K as Exhibit 23.1.
24.1	Power of attorney (see signature page)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-K as Exhibit 31.1.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-K as Exhibit 31.2.
32.1	Certifications furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are attached to this Form 10-K as Exhibit 32.1.

(1)	Management contracts and compensatory plans and arrangements required to be filed as Exhibits pursuant to Item 15 of this report.

**	Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Redacted portions are indicated with the notation [***].