Form 10-Q
period 2009-04-04
MANAGEMENT NETWORK GROUP INC
filed 2009-05-19
CIK 1094814

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 4, 2009
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number: 001-34006
THE MANAGEMENT NETWORK GROUP, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	48-1129619
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7300 COLLEGE BLVD., SUITE 302, OVERLAND PARK, KS	66210
(Address of principal executive offices)	(Zip Code)
913-345-9315
Registrant’s telephone number, including area code
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of May 15, 2009, TMNG had outstanding 34,799,758 shares of common stock.

THE MANAGEMENT NETWORK GROUP, INC.
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THE MANAGEMENT NETWORK GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

	April 4,	January 3,
	2009	2009
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,854	$5,956
Receivables:
Accounts receivable	10,952	8,247
Accounts receivable — unbilled	4,733	4,540

	15,685	12,787
Less: Allowance for doubtful accounts	(380)	(379)

Net receivables	15,305	12,408
Prepaid and other current assets	1,984	1,653

Total current assets	23,143	20,017

NONCURRENT ASSETS:
Property and equipment, net	2,118	1,801
Goodwill	6,331	6,240
Licenses and identifiable intangible assets, net	4,282	4,842
Noncurrent investments	13,824	13,404
Other noncurrent assets	447	410

Total Assets	$50,145	$46,714

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$1,424	$1,138
Accrued payroll, bonuses and related expenses	3,871	4,053
Other accrued liabilities	2,932	3,010
Deferred revenue	1,577	476
Accrued contingent consideration	161	161
Unfavorable and other contractual obligations	698	697

Total current liabilities	10,663	9,535

NONCURRENT LIABILITIES:
Unfavorable and other contractual obligations	934	1,062
Noncurrent borrowings	4,844	1,485
Other noncurrent liabilities	1,174	1,006

Total noncurrent liabilities	6,952	3,553

Commitments and contingencies (Note 10)

Total stockholders’ equity	32,530	33,626

Total Liabilities and Stockholders’ Equity	$50,145	$46,714

See notes to unaudited condensed consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended
	April 4,	March 29,
	2009	2008
Revenues	$14,197	$21,541
Cost of services (includes net non-cash share-based compensation expense of $88 and $193 for the thirteen weeks ended April 4, 2009 and March 29, 2008, respectively)	8,718	11,414

Gross Profit	5,479	10,127
Operating Expenses:
Selling, general and administrative (includes net non-cash share-based compensation expense of $220 and $436 for the thirteen weeks ended April 4, 2009 and March 29, 2008, respectively)	7,408	8,842
Intangible asset amortization	474	1,248

Total operating expenses	7,882	10,090

(Loss) income from operations	(2,403)	37
Other income:
Interest income	82	306
Other, net	15

Total other income	97	306

(Loss) income before income tax provision	(2,306)	343
Income tax benefit (provision)	122	(82)

Net (loss) income	(2,184)	261

Other comprehensive income (loss):
Foreign currency translation adjustment	382	(72)
Unrealized gain (loss) on auction rate securities	397	(458)

Comprehensive loss	$(1,405)	$(269)

Net (loss) income per common share
Basic and diluted	$(0.06)	$0.01

Weighted average shares used in calculation of net (loss) income per common share
Basic	34,752	36,343

Diluted	34,752	36,490

See notes to unaudited condensed consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	For the Thirteen Weeks Ended
	April 4,	March 29,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,184)	$261
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	796	1,592
Share-based compensation	308	629
Deferred taxes	(193)	(313)
Bad debt expense
Realized gains on investments	(23)
Other changes in operating assets and liabilities:
Accounts receivable	(2,625)	(2,964)
Accounts receivable — unbilled	(138)	2,258
Prepaid and other assets	(274)	(5)
Trade accounts payable	229	(122)
Deferred revenue	1,092	451
Accrued liabilities	287	730

Net cash (used in) provided by operating activities	(2,725)	2,517

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities/sales of short-term investments		2,325
Acquisition of businesses	(703)	(1,151)
Acquisition of property and equipment, net	(46)	(216)

Net cash (used in) provided by investing activities	(749)	958

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	3,400
Repayments on line of credit	(41)
Payments made on unfavorable and other contractual obligations	(167)	(384)
Exercise of stock options		27

Net cash provided by (used in) financing activities	3,192	(357)

Effect of exchange rate on cash and cash equivalents	180	(72)

Net (decrease) increase in cash and cash equivalents	(102)	3,046
Cash and cash equivalents, beginning of period	5,956	10,022

Cash and cash equivalents, end of period	$5,854	$13,068

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$9

Cash paid during period for taxes	$0	$804

Accrued property and equipment additions	$466	$66

See notes to unaudited condensed consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Reporting
The condensed consolidated financial statements and accompanying notes of The Management Network Group, Inc. and its subsidiaries (“TMNG,” “TMNG Global,” “we,” “us,” “our,” or the “Company”) as of April 4, 2009, and for the thirteen weeks ended April 4, 2009 and March 29, 2008 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the Company’s condensed consolidated financial position, results of operations, and cash flows as of these dates and for the periods presented. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Consequently, these statements do not include all the disclosures normally required by US GAAP for annual financial statements nor those normally made in the Company’s annual report on Form 10-K. Accordingly, reference should be made to the Company’s annual consolidated financial statements and notes thereto for the fiscal year ended January 3, 2009, included in the 2008 Annual Report on Form 10-K (“2008 Form 10-K”) for additional disclosures, including a summary of the Company’s accounting policies. The Condensed Consolidated Balance Sheet as of January 3, 2009 has been derived from the audited Consolidated Balance Sheet at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the thirteen weeks ended April 4, 2009 are not necessarily indicative of the results to be expected for the full year ending January 2, 2010.
Research and Development and Capitalized Software Costs - Software development costs of $145,000 and $184,000 were expensed as incurred during the thirteen weeks ended April 4, 2009 and March 29, 2008, respectively. No software development costs were capitalized during the thirteen weeks ended April 4, 2009 and March 29, 2008.
Foreign Currency Transactions and Translation — TMNG Europe, TMNG Canada, Cartesian and the international operations of CSMG conduct business primarily denominated in their respective local currency. Assets and liabilities have been translated to U.S. dollars at the period-end exchange rate. Revenues and expenses have been translated at exchange rates which approximate the average of the rates prevailing during each period. Translation adjustments are reported as a separate component of other comprehensive income in the consolidated statements of stockholders’ equity. Assets and liabilities denominated in other than the functional currency of a subsidiary are remeasured at rates of exchange on the balance sheet date. Resulting gains and losses on foreign currency transactions are included in the Company’s results of operations. Realized and unrealized exchange (losses) gains included in results of operations were $(134,000) and $93,000 during the thirteen weeks ended April 4, 2009 and March 29, 2008, respectively.
Hedging activities — During the thirteen weeks ended April 4, 2009, the Company entered into foreign currency forward contracts with a notional amount of $1.2 million. These forward contracts provide an economic hedge of fluctuations in euro denominated accounts receivable against the British pound. The change in fair value of these contracts as of April 4, 2009 was not material to the Company’s results of operations or financial position. The Company utilizes valuation models for these forward contracts that rely exclusively on Level 2 inputs, as defined by SFAS No. 157. These contracts expire on staggered dates between June 30, 2009 and November 30, 2009. During the thirteen weeks ended April 4, 2009, the Company recognized losses on these forward contracts of $25,000, which are included in Selling, general and administrative expense in the Condensed Consolidated Statement of Operations and Comprehensive Loss (unaudited).
Net Income (Loss) Per Share — The Company has not included the effect of stock options and nonvested shares in the calculation of diluted loss per share for the thirteen weeks ended April 4, 2009 as the Company reported a net loss for this period and the effect would have been anti-dilutive. The Company has excluded the effect of 6,257,067 stock options and 34,972 nonvested shares in the calculation of diluted income per share for the thirteen weeks ended March 29, 2008 as the effect would have been anti-dilutive.
Recent Accounting Pronouncements — In April 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), which is effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides additional guidance for determining fair value and requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period. The Company will apply the disclosure provisions as appropriate in future filings.
In April 2009, the FASB issued Staff Position No.107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures About Fair Value of Financial Instruments, effective for interim and annual periods ending after June 15, 2009. The staff position requires fair value disclosures of financial instruments on a quarterly basis, as well as new disclosures regarding the methodology and significant assumptions underlying the fair value measures and any changes to the methodology and assumptions during the reporting period. The Company will apply the disclosure provisions as appropriate in future filings.
2. Auction Rate Securities
As of April 4, 2009, TMNG held $13.8 million in fair value of auction rate securities for which the underlying collateral is guaranteed through the Federal Family Education Loan Program of the U.S. Department of Education. The Company’s auction rate securities portfolio as of April 4, 2009 consisted of the following:

		Realized
		Gains	Unrealized	Fair Value at
Issuer	Cost Basis	(Losses)	Losses	April 4, 2009
	(In thousands)

Trading Securities
Kentucky Higher Education Loan Revenue Bonds A-4	$1,900	$(194)		$1,706
Missouri Higher Education Loan Revenue Bonds	1,800	(184)		1,616
Utah State Board of Regents Revenue Bonds	1,400	(250)		1,150
Access Group Inc. Federal Student Loan Asset Backed Notes	2,050	(315)		1,735
Kentucky Higher Education Loan Revenue Bonds A-2	400	(71)		329

	7,550	(1,014)		6,536

Available-for-Sale Securities
Education Funding Capital Education Loan Backed Notes	6,250		$(638)	5,612
Brazos Student Finance Corporation Student Loan Asset Backed Notes	1,000		(81)	919

	7,250		(719)	6,531

ARS Rights		757		757

	$14,800	$(257)	$(719)	$13,824

The auction rate securities the Company holds are generally long-term debt instruments that historically provided liquidity through a Dutch auction process through which interest rates reset every 28 to 35 days. Beginning in February 2008, auctions of the Company’s auction rate securities portfolio failed to receive sufficient order interest from potential investors to clear successfully, resulting in failed auctions. The principal associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers establish a different form of financing to replace these securities or final payments come due according to contractual maturities ranging from approximately 22 to 36 years. The entire amount of auction rate securities is reflected as noncurrent assets on the Company’s Condensed Consolidated Balance Sheets as of April 4, 2009 and January 3, 2009.
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
While the ARS Rights result in a put option which represents a separate freestanding instrument, the put option does not meet the definition of a derivative instrument under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The Company has elected to measure the ARS Rights at fair value under SFAS No. 159 to better align changes in fair value of the ARS Rights with those of the underlying auction rate securities investments.
Prior to accepting the UBS settlement offer, the Company recorded all of its auction rate securities as available-for-sale investments. Upon accepting the UBS settlement, the Company made a one-time election to transfer its UBS auction rate securities holdings from available-for-sale securities to trading securities under SFAS No. 115. For auction rate securities classified as available-for-sale the Company recognized unrealized holding gains of $397,000 million during the thirteen weeks ended April 4, 2009 and recognized unrealized holding losses of $458,000 million during the thirteen weeks ended March 29, 2008. For auction rate securities classified as trading securities the Company recognized realized holding gains of $169,000 million offset by realized losses on the Company’s ARS Rights of $146,000 million during the thirteen weeks ended April 4, 2009. Realized gains and losses on trading securities have been recognized in Other, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited). The ARS Rights will continue to be measured at fair value under SFAS No. 159 until the earlier of the Company’s exercise of the ARS Rights or UBS’s purchase of the auction rate securities in connection with the ARS Rights.
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
3. Line of Credit Agreements
As discussed above in Note 2, “Auction Rate Securities,” on November 13, 2008, the Company entered into a settlement with UBS to provide liquidity for the Company’s $7.6 million auction rate securities portfolio held with a UBS affiliate. As provided for in the Settlement, the Company entered into a line of credit from UBS and its affiliates for up to 75% of the market value of its auction rate securities. The line of credit provides the Company with an uncommitted, demand revolving line of credit of up to 75% of the fair value, as determined by UBS in its sole discretion, of the Company’s auction rate securities that the Company has pledged as collateral. The interest that the Company pays on the line of credit will not exceed the interest that the Company receives on the auction rate securities pledged to UBS as security for the line of credit. UBS may demand full or partial payment of amounts borrowed on the line of credit, at its sole option and without cause, at any time. UBS may, at any time, in its discretion, terminate and cancel the line of credit. If at any time UBS exercises its right of demand, then a UBS affiliate shall provide, as soon as reasonably possible, alternative financing on substantially the same terms and conditions as those under the line of credit and UBS agrees that the line of credit shall remain in full force and effect until such time as such alternative financing has been established. If alternative financing cannot be established, then a UBS-related entity will purchase the pledged auction rate securities at par value. If the Company elects to sell any auction rate securities that are pledged as collateral under the line of credit to a purchaser other than UBS, UBS intends to exercise its right to demand repayment of the line of credit relating to the auction rate securities sold by the Company. The Company has classified the line of credit as a noncurrent liability in the Condensed Consolidated Balance Sheets. The Company had borrowed $4,844,000 and $1,485,000 under this line of credit as of April 4, 2009 and January 3, 2009, respectively. These borrowings were used to fund short-term liquidity needs.
On March 19, 2009, the Company entered into a loan agreement with Citigroup Global Markets, Inc. (“Citigroup”) to provide liquidity for the Company’s $7.3 million auction rate securities portfolio held with Citigroup. Under the loan agreement, the Company has access to a revolving line of credit of up to 50% of the par value of the auction rate securities that the Company has pledged as collateral, or $3.625 million. The current interest rate on the line of credit is the federal funds rate plus 3.95%. The interest rate may change in future periods based on the change in the spread over the federal funds rate. The line of credit is not for any specific term or duration and Citigroup may demand full or partial payment of amounts borrowed on the line of credit, at its sole option and without cause, at any time. Citigroup may, at any time, in its discretion, terminate the line of credit with proper notice. No amounts have been borrowed against this line of credit.
4. Business Combinations
TWG Consulting, Inc.
On October 5, 2007, the Company acquired all of the outstanding shares of stock of TWG, a privately-held management consulting firm. Prior to the acquisition, TMNG did not have any material relationship with TWG. Under the purchase agreement, TMNG agreed to acquire the entire ownership interest in TWG for a total cash purchase price of $1.7 million, including approximately $1.2 million paid for TWG’s working capital. The Company incurred approximately $0.1 million in transaction costs related to the acquisition. In the event TWG achieves certain performance targets, total consideration under the Agreement could increase to $3.3 million, including $1.3 million of possible contingent cash consideration and approximately 0.7 million shares of TMNG common stock valued at $0.2 million based on the share price as of April 4, 2009. TWG is presented as a component of the Management Consulting Services segment.
The measurement of the respective assets and liabilities recognized in connection with the acquisition has been made in accordance with the provisions of SFAS No. 141, “Business Combinations.” The fair value of the net assets acquired in the TWG acquisition exceeded the total consideration paid by the Company, resulting in negative goodwill. Because the acquisition involves contingent consideration, the Company is required to recognize additional purchase consideration equal to the lesser of the negative goodwill or the maximum amount of contingent consideration of $1.6 million. As of April 4, 2009 and January 3, 2009, negative goodwill of $161,000 is reflected as a current liability based on the anticipated resolution of the contingent feature. If and when contingent payments are earned, the Company will apply the payments against these contingent liabilities. Any contingent payments in excess of the initial accrued contingent consideration will be recorded as goodwill. To the extent contingent payments are not made, the Company will reduce the basis of certain acquired assets and any remaining negative goodwill will be charged to the results of operations as an extraordinary gain. None of the earn-out consideration was earned as of April 4, 2009.

The aggregate purchase price of $1.9 million consisted of the following (in thousands):

Cash paid at closing	$1,660
Transaction costs	59
Accrued contingent consideration	161

Total purchase price recognized at April 4, 2009	$1,880

RVA Consulting, LLC
On August 3, 2007, the Company acquired all of the outstanding membership interests of RVA pursuant to a Membership Interest Purchase Agreement with the members of RVA. TMNG assumed all liabilities of RVA, subject to certain indemnities on the part of the selling members. Certain of the selling members continue to be employed by and participate in the management of RVA after the closing date pursuant to written employment agreements. RVA is presented as a component of the Management Consulting Services segment. In addition to cash consideration paid at closing, the transaction included additional consideration for working capital true-ups and potential earn-out consideration based upon performance of RVA through June 30, 2010. The aggregate potential purchase price of $11.5 million consists of the following (in thousands):

Cash paid at closing	$6,625
Transaction costs	247
Contingent cash consideration earned	2,292
Contingent stock consideration earned (based on share price as of June 30, 2008)	921

Total purchase price recognized at April 4, 2009	10,085

Remaining contingent cash consideration	1,325
Remaining contingent stock consideration (based on share price as of April 4, 2009)	133

Aggregate potential consideration	$11,543

Cartesian Limited
On January 2, 2007, the Company acquired one-hundred percent of the outstanding common stock of Cartesian Limited. Cartesian is presented within the Software Solutions Segment. In addition to cash consideration paid at closing, the transaction included additional consideration for working capital true-ups and potential earn-out consideration based upon performance of Cartesian after the closing date. During the fourth quarter of 2008, in consideration for the selling parties relinquishing certain management rights, the remaining contingent consideration was deemed earned. In addition, a payment of $372,000 scheduled to be made in 2010 was accelerated and paid in 2008. The remaining cash consideration of $1.1 million and $1.9 million is included in other accrued liabilities on the Condensed Consolidated Balance Sheets as of April 4, 2009 and January 3, 2009, respectively. The remaining earn-out will be paid during fiscal year 2009. The aggregate purchase price of $15.4 million consisted of the following (in thousands):

Cash paid at closing	$6,495
Transaction costs	534
Contingent consideration earned and paid	7,241

Total purchase price recognized at April 4, 2009	14,270

Contingent cash consideration earned but not yet paid	1,111

Aggregate purchase price	$15,381

5. Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill for the thirteen weeks ended April 4, 2009 are as follows (in thousands):

	Management	Software
	Consulting	Solutions
	Segment	Segment	Total
Balance as of January 3, 2009	$2,465	$3,775	$6,240
Changes in foreign currency exchange rates		91	91

Balance as of April 4, 2009	$2,465	$3,866	$6,331

Included in intangible assets, net are the following (in thousands):

	April 4, 2009		January 3, 2009
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Customer relationships	$5,178	$(2,417)	$5,136	$(2,072)
Acquired software	2,222	(1,250)	2,170	(1,085)
Employment agreements	1,882	(1,333)	1,847	(1,154)
Customer backlog	2,100	(2,100)	2,100	(2,100)
Tradename	296	(296)	289	(289)

	$11,678	$(7,396)	$11,542	$(6,700)

Intangible amortization expense for the thirteen weeks ended April 4, 2009 and March 29, 2008 was $608,000 and $1,433,000, respectively, including $135,000 and $185,000 reported in cost of services for the thirteen weeks ended April 4, 2009 and March 29, 2008, respectively. Future intangible amortization expense is estimated to be as follows (in thousands):

		Estimated
		intangible
	Total estimated	amortization to
	intangible	be included in
Future Period	amortization	cost of services
Remainder of fiscal year 2009	$1,858	$417
Fiscal year 2010	1,928	556
Fiscal years 2011	496
The Company evaluates goodwill for impairment on an annual basis on the last day of the first fiscal month of the fourth quarter and whenever events or circumstances indicate that these assets may be impaired. Given the decline in the Company’s market capitalization during the thirteen weeks ended April 4, 2009, an evaluation of impairment was conducted. Based on an analysis of the present value of cash flows, the Company determined that no impairment of goodwill existed. The Company performed its impairment test for goodwill in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.”
6. Share-Based Compensation
The Company issues stock option awards and nonvested share awards under its share-based compensation plans. The key provisions of the Company’s share-based compensation plans are described in Note 6 to the Company’s consolidated financial statements included in the 2008 Form 10-K.
During for the thirteen weeks ended April 4, 2009 and March 29, 2008, the Company recognized income tax benefits of $39,000 and $92,000, respectively, related to share-based compensation arrangements. In addition, no costs related to share-based compensation expense were capitalized during the thirteen weeks ended April 4, 2009 and March 29, 2008.

     1998 Equity Incentive Plan
          Stock Options
A summary of the option activity under the Company’s 1998 Equity Incentive Plan, as amended and restated (the “1998 Plan”), as of April 4, 2009 and changes during the thirteen weeks then ended is presented below:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at January 3, 2009	4,288,075	$3.62
Granted	10,000	$0.24
Forfeited/cancelled	(26,625)	$1.88

Outstanding at April 4, 2009	4,271,450	$3.62

Options vested and expected to vest at April 4, 2009	3,811,544	$3.79

Options exercisable at April 4, 2009	2,923,015	$4.28

Weighted average fair value of options granted during the period		$0.14
          Nonvested Shares
A summary of the status of nonvested stock issued under the 1998 Plan as of April 4, 2009 and changes during the thirteen weeks then ended is presented below:

		Weighted
		Average Grant
	Shares	Date Fair Value
Outstanding at January 3, 2009	56,875	$2.23
Vested	(43,750)	$2.24

Outstanding at April 4, 2009	13,125	$2.21

     2000 Supplemental Stock Plan
A summary of the option activity under the Company’s 2000 Supplemental Stock Plan as of April 4, 2009 and changes during the thirteen weeks then ended is presented below:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at January 3, 2009	1,556,273	$2.34
Granted	26,000	$0.24
Forfeited/cancelled	(44,625)	$2.04

Outstanding at April 4, 2009	1,537,648	$2.31

Options vested and expected to vest at April 4, 2009	1,272,835	$2.37

Options exercisable at April 4, 2009	651,356	$2.73

Weighted average fair value of options granted during the period		$0.14
7. Business Segments and Major Customers
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
Management evaluates segment performance based upon income (loss) from operations, excluding share-based compensation (benefits), depreciation and intangibles amortization. Inter-segment revenues were approximately $338,000 and $727,000 in the thirteen weeks ended April 4, 2009 and March 29, 2008, respectively. In addition, in its administrative division, entitled “Not Allocated to Segments,” the Company accounts for non-operating activity and the costs of providing corporate and other administrative services to the segments.
Summarized financial information concerning the Company’s reportable segments is shown in the following table (amounts in thousands):

	Management		Not
	Consulting	Software	Allocated to
	Services	Solutions	Segments	Total
As of and for the thirteen weeks ended April 4, 2009:
Revenues	$10,628	$3,569		$14,197
Income (loss) from operations	1,977	389	$(4,769)	(2,403)
Total assets	$11,642	$4,064	$34,038	$49,744

As of and for the thirteen weeks ended March 29, 2008:
Revenues	$15,975	$5,566		$21,541
Income (loss) from operations	4,784	1,790	$(6,537)	37
Total assets	$14,532	$6,502	$55,872	$76,906
Segment assets, regularly reviewed by management as part of its overall assessment of the segments’ performance, include both billed and unbilled trade accounts receivable, net of allowances, and certain other assets. Assets not assigned to segments include cash and cash equivalents, property and equipment, goodwill and intangible assets and deferred tax assets.
Revenues earned in the United States and internationally based on the location where the services are performed are as follows (amounts in thousands):

	For the Thirteen Weeks Ended
	April 4,	March 29,
	2009	2008
United States	$9,515	$13,467
International:
United Kingdom	4,149	7,574
Other	533	500

Total	$14,197	$21,541

Major customers in terms of significance to TMNG’s revenues (i.e. in excess of 10% of revenues) for the thirteen weeks ended April 4, 2009 and March 29, 2008, and accounts receivable as of April 4, 2009 and March 29, 2008 were as follows (amounts in thousands):

	Revenues		Accounts Receivable
	For the thirteen	For the thirteen
	weeks ended	weeks ended
	April 4, 2009	March 29, 2008	As of April 4, 2009	As of March 29, 2008

Customer A	$1,573	$3,694	$1,697	$5,795
Customer B	$4,579	$6,569	$5,730	$5,174
Customer C	$1,911	$1,360	$1,340	$1,228
Customer D	$1,455	$1,479	$1,554	$1,062
During the thirteen weeks ended April 4, 2009, revenues of $0.9 million and $0.7 million for Customer A were reported within the Software Solutions and Management Consulting Services segments, respectively. Revenues of $1.9 million and $1.8 million for Customer A were reported within the Software Solutions and Management Consulting Services segments, respectively, during the thirteen weeks ended March 29, 2008. Revenues from Customers B, C and D were reported within the Management Consulting Services segment. Revenues from the Company’s ten most significant customers accounted for approximately 86% and 82% of revenues during the thirteen weeks ended April 4, 2009 and March 29, 2008.
8. Income Taxes
In the thirteen weeks ended April 4, 2009, the Company recorded an income tax benefit of $122,000. An income tax provision of $82,000 was recorded during the thirteen weeks ended March 29, 2008. The tax benefit for the thirteen weeks ended April 4, 2009 is primarily related to deferred tax benefit recognized on losses for the period in our United Kingdom operations. The tax provision for the 2008 period is primarily related to international income taxes due to the profitability of the Company’s United Kingdom operations. During both periods, the Company recorded full valuation allowances against income tax benefits related to domestic operations in accordance with the provisions of SFAS No. 109 “Accounting for Income Taxes,” which requires an estimation of the recoverability of the recorded income tax asset balances. As of April 4, 2009, the Company has recorded $35.2 million of valuation allowances attributable to its net deferred tax assets.
The Company analyzes its uncertain tax positions pursuant to the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109,” (“FIN 48”). The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. There was no material activity related to the liability for uncertain tax positions during the thirteen weeks ended April 4, 2009 and March 29, 2008. As of April 4, 2009, the Company believes there are no positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002. As of April 4, 2009, the Company has no income tax examinations in process.
9. Loans to Officers
As of April 4, 2009, there is one outstanding line of credit between the Company and its Chief Executive Officer, Richard P. Nespola, which originated in fiscal year 2001. Aggregate borrowings outstanding against the line of credit at April 4, 2009 and January 3, 2009 totaled $300,000 and are due in 2011. These amounts are included in other assets in the noncurrent assets section of the Condensed Consolidated Balance Sheets. In accordance with the loan provisions, the interest rate charged on the loans is equal to the Applicable Federal Rate (AFR), as announced by the Internal Revenue Service, for short-term obligations (with annual compounding) in effect for the month in which the advance is made, until fully paid. Pursuant to the Sarbanes-Oxley Act, no further loan agreements or draws against the line may be made by the Company to, or arranged by the Company for its executive officers. Interest payments on this loan are current as of April 4, 2009.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Regarding Forward-Looking Statements. In addition to historical information, this quarterly report contains forward-looking statements. Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements of assumptions underlying such statements, and statements of the Company’s or management’s intentions, hopes, beliefs, expectations or predictions of the future. Forward-looking statements can often be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “could,” “intends,” “plans,” “estimates” or “anticipates,” variations thereof or similar expressions. Certain risks and uncertainties could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause a difference include, but are not limited to, conditions in the industry sectors that we serve, including the recent slowing of client decisions on proposals and project opportunities along with scope reduction of existing projects, overall economic and business conditions, including the recent worsening of conditions in the credit markets and in general economic conditions, our ability to retain the limited number of large clients that constitute a major portion of our revenues, technological advances and competitive factors in the markets in which we compete, and the factors discussed in the sections entitled “Cautionary Statement Regarding Forward-Looking Information” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended January 3, 2009. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date of this report. We undertake no obligation to revise, or publicly release the results of any revision to, these forward-looking statements. Readers should carefully review the cautionary statements contained in our annual report and in other documents that we file from time to time with the Securities and Exchange Commission.
The following should be read in connection with Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented in our annual report on Form 10-K for the fiscal year ended January 3, 2009.
OVERVIEW
TMNG is among the leading providers of professional services to the converging communications, media and entertainment industries and the capital formation firms that support them. We offer a fully integrated suite of consulting offerings including strategy, organizational development, knowledge management, marketing, operational, and technology consulting services. We have consulting experience with almost all major aspects of managing a global communications company. Our portfolio of solutions includes proprietary methodologies and toolsets, deep industry experience, and hands-on operational expertise and licensed software. These solutions assist clients in tackling complex business problems.
Our 2007 acquisitions of Cartesian, RVA and TWG combined with our investment in targeting the cable industry have re-positioned us to better serve consolidating telecommunications carriers and the converging global media and entertainment companies. Our efforts are helping us build what we believe is a more sustainable revenue model over the long-term, subject to cyclical economic conditions such as the current recession, helping us to expand our global presence. We continue to focus our efforts on identifying, adapting to and capitalizing on the changing dynamics prevalent in the converging communications industry, as well as providing our wireless and IP services within the communications sector.
The convergence of communications with media and entertainment and the consolidation of large telecommunications carriers have required us to focus our strategy on building a global presence, continuing to expand our offerings and strengthening our position within the large carriers and media and entertainment companies. We have demonstrated recent success on building a global presence and enhancing our position with our top 10 clients. Over a two year period including fiscal years 2007 and 2008 our total revenues grew by approximately 118%, driven primarily by acquisitions and complemented through select organic growth initiatives. Our international revenues grew to roughly one-third of total revenue during the thirteen weeks ended April 4, 2009 from 21% in fiscal year 2006.
Our financial results are affected by macroeconomic conditions, credit market conditions, and the overall level of business confidence. The current global economic downturn has reduced capital and operating spend and resulted in significant employee layoffs for our clients in the communications, media and entertainment sectors. During the first quarter of 2009, our consulting and software solutions segments continued to feel the impact of the economy, as measured by lower demand for consultants, deferral of projects and specifically the reduction in strategy-related project opportunities. We are also seeing greater pricing pressure and an increased need for enhanced return on investment for projects or added sharing of risk and reward.
Our revenues are denominated in multiple currencies and have recently been unfavorably affected by currency rate fluctuations. Beginning in the fourth quarter of fiscal 2008, the U.S. dollar began to strengthen against many currencies and this has resulted in unfavorable currency translation to our consolidated financial statements. During the first quarter of 2009, the impact of currency rate fluctuations and foreign currency translation were minimal. However, when compared to the first quarter of 2008, the U.S. dollar has strengthened considerably against the British pound sterling, resulting in an unfavorable impact to our consolidated financial statements. During the quarter, the Company entered into foreign currency forward contracts with a notional amount of $1.2 million. These forward contracts provide an economic hedge of fluctuations in euro denominated accounts receivable against the British pound. We provide such hedges when our contracts are denominated in a currency for which we do not have a natural hedge through our operating cost structures. In the future, changes to the U.S dollar valuation against other currencies could have a significant positive or negative impact on our financial results.
Revenues are driven by the ability of our team to secure new project contracts and deliver those projects in a way that adds value to our client in terms of return on investment or assisting clients address a need or implement change. For the thirteen weeks ended April 4, 2009, revenues declined 34% to $14.2 million from $21.5 million for the thirteen weeks ended March 29, 2008.
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
Gross margins were 38.6% in the thirteen weeks ended April 4, 2009 compared with 47.0% in the same period of 2008. The decrease in gross margin in the first quarter of 2009 as compared to the same period of 2008 is due to a combination of factors. The most significant items that impact our margins include the mix of project types, utilization of personnel and pricing decisions. During the first quarter of 2009, the volume of strategy related projects was down approximately 30% from the comparable period of 2008. Strategy projects generally provide us with our highest gross margins. In addition, given the challenging macroeconomic environment and reduced consulting demand, we have provided clients reduced pricing for long term project commitment and volume increases.
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
Management has focused on aligning operating costs with operating segment revenues. Selling, general and administrative expenses have been reduced $1.4 million, a decline of 16%, to $7.4 million during the thirteen weeks ended April 4, 2009 from $8.8 million for the thirteen weeks ended March 29, 2008. However, with the decline in revenues selling, general and administrative expense have increased as a percentage of revenues to 52.2% in the thirteen weeks ended April 4, 2009 from 41.0% in the thirteen weeks ended March 29, 2008. During the first quarter of 2009, we continued to reduce selling and administrative costs to better align our cost structure with revenue levels and believe additional benefits will be realized in the second quarter of 2009. We will continue to evaluate selling, general and administrative expense reduction opportunities to improve earnings.
Intangible asset amortization included in operating expenses decreased to $0.5 million in the thirteen weeks ended April 4, 2009 from $1.2 million in the thirteen weeks ended March 29, 2008. The decrease in amortization expense was due to the completion of amortization of some intangibles recorded in connection with our 2007 acquisitions and exchange rate movements.
We recorded net loss of $2.2 million for the thirteen weeks ended March 29, 2008 compared to net income of $0.3 million for the thirteen weeks ended March 29, 2008. The decline in income is primarily attributable to a contraction in revenues and the resulting negative impact on gross margins, partially offset by effective cost management initiatives and a decrease in intangible amortization. We made substantial strides during fiscal year 2008 integrating our 2007 acquisitions and reducing our total operating cost structure with emphasis on selling, general and administrative expenses. However, due to the deterioration in economic conditions, these cost savings were overshadowed by the decrease in revenue levels from first quarter 2008 to first quarter 2009, which impacted our ability to sustain profitability.
Recent economic outlook has added significant challenges to our clients in the communications media, and entertainment sectors. The general result is reduced client spending on capital and operational initiatives. This reduction in spending, coupled with increased competition pursuing fewer opportunities, could result in further price reductions, fewer client projects, under utilization of consultants, reduced operating margins, and loss of market share. Declines in our revenues can have a significant impact on our financial results. Although we have a flexible cost base comprised primarily of employee and related costs, there is a lag in time required to scale the business appropriately if revenues are reduced. In addition, our future revenues and operating results may fluctuate from quarter to quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, consultant utilization rates, general economic conditions and other factors.
From a cash flow perspective, cash flows used in operating activities were $2.7 million during the thirteen weeks ended April 4, 2009. Net cash flows provided by operating activities were $2.5 million during the thirteen weeks ended March 29, 2008. The decline in cash flows from operating activities during the thirteen weeks ended April 4, 2009 as compared with the 2008 period primarily related to a decline in operating results coupled with cash flow used for net working capital changes.
At April 4, 2009, we have working capital of approximately $12.6 million and $4.8 million in long-term debt. Our noncurrent investments consist of auction rate securities. Returns on our marketable securities have decreased over recent periods as a result of decreasing interest rates and a reduction in invested balances.
Our noncurrent investments included $13.8 million ($14.8 million par value) in auction rate securities guaranteed through the Federal Family Education Loan Program of the U.S. Department of Education. As discussed in Note 2, “Auction Rate Securities,” in notes to condensed consolidated financial statements, during 2008, we reached a settlement agreement on $7.55 million of the auction rate securities allowing us to sell these auction rate securities held in accounts with UBS AG (“UBS”) and UBS affiliates at par value beginning June 30, 2010 and enabling us to borrow up to 75% of the fair value of the securities at zero net interest cost prior to the sales date. In addition, during the first quarter of 2009, we entered into a loan agreement with Citigroup to provide liquidity for the remainder of our $7.25 million auction rate securities portfolio held with Citigroup. Under the loan agreement, we have access to a revolving line of credit of up to 50% of the par value of the auction rate securities that we have pledged as collateral, or $3.625 million. As of April 4, 2009, we had borrowed $4.8 million against the line of credit with UBS. We have made no borrowings under the line of credit with Citigroup.
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
Marketable Securities — Short-term investments and non-current investments, which consist of auction rate securities, are accounted for under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). Management

evaluates the appropriate classification of marketable securities at each balance sheet date. These investments are reported at fair value, as measured pursuant to SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). For those securities considered to be “available-for-sale,” any temporary unrealized gains and losses are included as a separate component of stockholders’ equity, net of applicable taxes. For those securities considered to be “trading,” any unrealized gains and losses are included in the Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited), net of applicable taxes. Additionally, realized gains and losses, changes in value judged to be other-than-temporary, interest and dividends are also included in the Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited), net of applicable taxes.
The auction rate securities we hold are generally long-term debt instruments that historically provided liquidity through a Dutch auction process through which interest rates reset every 28 to 35 days. Beginning in February 2008, auctions of our auction rate securities portfolio failed to receive sufficient order interest from potential investors to clear successfully, resulting in failed auctions. The principal associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers establish a different form of financing to replace these securities or final payments come due according to contractual maturities ranging from approximately 22 to 36 years. The entire amount of auction rate securities is reflected as non-current assets on our Condensed Consolidated Balance Sheets as of April 4, 2009 and January 3, 2009.
During the third quarter of 2008, state and federal regulators reached settlement agreements with both of the brokers who advised us to purchase the auction rate securities currently held by the Company. The settlement agreements with the regulators were intended to eventually provide liquidity for holders of auction rate securities. On November 13, 2008, we entered into a settlement with UBS to provide liquidity for our $7.6 million auction rate securities portfolio held with a UBS affiliate. Pursuant to the terms of the Settlement, UBS issued Auction Rate Securities Rights (“ARS Rights”) to us, allowing us to sell to UBS our auction rate securities held in accounts with UBS and UBS affiliates at par value at any time during the period beginning June 30, 2010 and ending July 2, 2012. As consideration for the issuance of the ARS Rights, we (1) released UBS from all claims for damages (other than consequential damages) directly or indirectly relating to UBS’s marketing and sale of auction rate securities, and (2) granted UBS the discretionary right to sell or otherwise dispose of our auction rate securities, provided that the we are paid the par value of the auction rate securities upon any disposition.
While the ARS Rights results in a put option which represents a separate freestanding instrument, the put option does not meet the definition of a derivative instrument under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). We have elected to measure the ARS Rights at fair value under SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115 ” (“SAFS No. 159”) to better align changes in fair value of the ARS Rights with those of the underlying auction rate securities investments.
Prior to accepting the UBS settlement offer, we recorded all of our auction rate securities as available-for-sale investments. Upon accepting the UBS settlement, the Company made a one-time election to transfer its UBS auction rate securities holdings from available-for-sale securities to trading securities under SFAS No. 115. For auction rate securities classified as available-for-sale we recognized unrealized holding gains of $397,000 million during the thirteen weeks ended April 4, 2009 and recognized unrealized holding losses of $458,000 million during the thirteen weeks ended March 29, 2008. For auction rate securities classified as trading securities we recognized unrealized holding gains of $169,000 million offset by realized losses on the Company’s ARS Rights of $146,000 million during the thirteen weeks ended April 4, 2009. The ARS Rights will continue to be measured at fair value under SFAS No. 159 until the earlier of our exercise of the ARS Rights or UBS’s purchase of the auction rate securities at par value in connection with the ARS Rights Agreement.
Due to the lack of observable market quotes on our auction rate securities portfolio and ARS Rights, we utilize valuation models that rely exclusively on Level 3 inputs as defined in SFAS No. 157 including those that are based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of our auction rate securities portfolio and ARS Rights is subject to uncertainties that are difficult to predict. Factors that may impact our valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.
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
We recorded no bad debt expense for the thirteen weeks ended April 4, 2009 and March 29, 2008. Our allowance for doubtful accounts totaled $380,000 and $379,000 as of April 4, 2009 and January 3, 2009, respectively. The calculation of these amounts is based on judgment about the anticipated default rate on receivables owed to us as of the end of the reporting period. That judgment is based on uncollected account experience in prior years and our ongoing evaluation of the credit status of our customers and the communications industry in general.
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
Fair Value of Acquired Businesses — TMNG has acquired seven organizations over the last seven years. A significant component of the value of these acquired businesses has been allocated to intangible assets. SFAS No. 141 “Business Combinations” (“SFAS No, 141”), which applies to businesses acquired prior to the adoption of SFAS No. 141R. requires acquired businesses to be recorded at fair value by the acquiring entity. SFAS No. 141 also requires that intangible assets that meet the legal and separable criterion be separately recognized on the financial statements at their fair value, and provides guidance on the types of intangible assets subject to recognition. Determining the fair value for these specifically identified intangible assets involves significant professional judgment, estimates and projections related to the valuation to be applied to intangible assets like customer lists, employment agreements and tradenames. The subjective nature of management’s assumptions adds an increased risk associated with estimates surrounding the projected performance of the acquired entity. Additionally, as we amortize the intangible assets over time, the purchase accounting allocation directly impacts the amortization expense we record in our financial statements.
Impairment of Goodwill and Long-lived Assets — As of April 4, 2009, we have $6.3 million in goodwill and $4.3 million in long-lived intangible assets, net of accumulated amortization. Goodwill and other long-lived intangible assets arising from our acquisitions are subjected to periodic review for impairment. SFAS No. 142 “Goodwill and Other Intangible Assets” requires an evaluation of these infinite-lived assets annually and whenever events or circumstances indicate that such assets may be impaired. The evaluation is conducted at the reporting unit level and compares the calculated fair value of the reporting unit to its book value to determine whether impairment has been deemed to occur. Any impairment charge would be based on the most recent estimates of the recoverability of the recorded goodwill. If the remaining book value assigned to goodwill in an acquisition is higher than the estimated fair value of the reporting unit, there is a requirement to write down these assets.
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
Anticipated future cash flows and terminal value for each reporting unit — The income approach to determining fair value relies on the timing and estimates of future cash flows, including an estimate of terminal value. The projections use management’s estimates of economic and market conditions over the projected period including growth rates in revenues and estimates of expected changes in operating margins. Our projections of future cash flows are subject to change as actual results are achieved that differ from those anticipated. Because management frequently updates its projections, we would expect to identify on a timely basis any significant differences between actual results and recent estimates.
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
Revenue Recognition — We recognize revenues from time and materials consulting contracts in the period in which our services are performed. We recognized $6.2 million and $9.6 million in revenues from time and materials contracts during the thirteen weeks ended April 4, 2009 and March 29, 2008, respectively. In addition to time and materials contracts, our other types of contracts include time and materials contracts not to exceed contract price, fixed fee contracts, and contingent fee contracts. During the thirteen weeks ended April 4, 2009 and March 29, 2008, we recognized $8.0 million and $11.9 million in revenues on these other types of contracts. We recognize revenues on milestone or deliverables-based fixed fee contracts and time and materials contracts not to exceed contract price using the percentage of completion method prescribed by AICPA Statement of Position (“SOP”) No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP No. 81-1”). For fixed fee contracts where services are not based on providing deliverables or achieving milestones, we recognize revenues on a straight-line basis over the period during which such services are expected to be performed. In connection with some fixed fee contracts, we receive payments from customers that exceed recognized revenues. We record the excess of receipts from customers over recognized revenue as deferred revenue. Deferred revenue is classified as a current liability to the extent it is expected to be earned within twelve months from the date of the balance sheet.
As a result of the Cartesian acquisition, we now develop, install and support customer software in addition to our traditional consulting services. We recognize revenues in connection with our software sales agreements utilizing the percentage of completion method prescribed by

SOP No. 81-1. These agreements include software right-to-use licenses (“RTU’s”) and related customization and implementation services. Due to the long-term nature of software implementation and the extensive software customization based on normal customer specific requirements, both the RTU and implementation services are treated as a single element for revenue recognition purposes.
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
In addition to the professional services related to the customization and implementation of its software, we also provide post-contract support (“PCS”) services, including technical support and maintenance services. For those contracts that include PCS service arrangements which are not essential to the functionality of the software solution, we separate the SOP No. 81-1 software services and PCS services utilizing the multiple-element arrangement model prescribed by Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”). EITF No. 00-21 addresses the accounting treatment for an arrangement to provide the delivery or performance of multiple products and/or services where the delivery of a product or system or performance of services may occur at different points in time or over different periods of time. We utilize EITF No. 00-21 to separate the PCS service elements and allocate total contract consideration to the contract elements based on the relative fair value of those elements. Revenues from PCS services are recognized ratably on a straight-line basis over the term of the support and maintenance agreement.
We also may enter into contingent fee contracts, in which revenue is subject to achievement of savings or other agreed upon results, rather than time spent. Due to the nature of contingent fee contracts, we recognize costs as they are incurred on the project and defer revenue recognition until the revenue is realizable and earned as agreed to by our clients. Although these contracts can be very rewarding, the profitability of these contracts is dependent on our ability to deliver results for our clients and control the cost of providing these services. These types of contracts are typically more results-oriented and are subject to greater risk associated with revenue recognition and overall project profitability than traditional time and materials contracts. Revenues associated with contingent fee contracts were not material during the thirteen weeks ended April 4, 2009 and March 29, 2008.
Share-based Compensation Expense — We grant stock options and non-vested stock to our employees and also provide employees the right to purchase our stock at a discount pursuant to an employee stock purchase plan. The benefits provided under these plans are share-based payment awards subject to the provisions of SFAS No. 123R, “Share-based Payments” (“SFAS No. 123R”). Under SFAS No. 123R, we are required to make significant estimates related to determining the value of our share-based compensation. Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock which are obtained from public data sources. For stock option grants issued during the thirteen weeks ended April 4, 2009, we used a weighted-average expected stock-price volatility of 61%. The expected term of options granted is based on the simplified method in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 110 as our historical share option exercise experience does not provide a reasonable basis for estimation. As such, we used a weighted-average expected option life assumption of 6.25 years.
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
In addition, under SFAS No. 123R we are required to net estimated forfeitures against compensation expense. This requires us to estimate the number of awards that will be forfeited prior to vesting. If actual forfeitures in future periods are different than our initial estimate, the compensation expense that we ultimately record under SFAS No. 123R may differ significantly from what was originally estimated. The estimated forfeiture rate for unvested options outstanding as of April 4, 2009 is 35%.
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
We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” and Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). As required by SFAS No. 109, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of April 4, 2009, cumulative valuation allowances in the amount of $35.2 million were recorded in connection with the net deferred income tax assets. As required by FIN 48, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the Interpretation. Pursuant to FIN 48, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As of April 4, 2009, we have recorded a liability of approximately $907,000 for unrecognized tax benefits.
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
Research and Development and Capitalized Software Costs - Software development costs are accounted for in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. We capitalize development costs incurred during the period between the establishment of technological feasibility and the release of the final product to customers. Software development costs of $145,000 and $184,000 were expensed as incurred during the thirteen weeks ended April 4, 2009 and March 29, 2008, respectively. No software development costs were capitalized during the thirteen weeks ended April 4, 2009 and March 29, 2008.
RESULTS OF OPERATIONS
THIRTEEN WEEKS ENDED APRIL 4, 2009 COMPARED TO THIRTEEN WEEKS ENDED MARCH 29, 2008
REVENUES
Revenues decreased 34.1% to $14.2 million for the thirteen weeks ended April 4, 2008 from $21.5 million for the thirteen weeks ended March 29, 2008. The decrease in revenues is primarily due to a deferral or reduction of demand for consulting and software services by the communications industry resulting from the adverse economic environment in both the United States and Europe.
Management Consulting Services Segment - Management Consulting Services segment revenues decreased 33.5% to $10.6 million for the first quarter of 2009 from $16.0 million for the same period of 2008. Revenues in our global operational consulting practices decreased by $4.7 million and revenues in our global strategy consulting practices decreased by $0.7 million.
During the thirteen weeks ended April 4, 2009, this segment provided services on 78 customer projects, compared to 120 projects performed in the thirteen weeks ended March 29, 2008. Average revenue per project was $136,000 in the thirteen weeks ended April 4, 2009, a slight increase compared to $133,000 in the thirteen weeks ended March 29, 2008. Our international revenues from this segment decreased to $1.1 million for the thirteen weeks ended April 4, 2009 from $2.5 million for the thirteen weeks ended March 29, 2008. International revenues have decreased as a percentage of total revenues of the segment from 15.7% to 10.5%. The decrease in international revenues was due to the completion of a major international project and unfavorable exchange rate movements.
Revenues recognized in connection with fixed price engagements totaled $5.8 million and $9.5 million, representing 54.3% and 59.9% of total revenues of the segment, for the thirteen weeks ended April 4, 2009 and March 29, 2008, respectively. This decrease is primarily due to lower overall demand for consulting services as reflected in the comparable level of fixed fee projects as a percentage of segment revenues for the two periods.
Software Solutions Segment — Software Solutions segment revenues decreased by 35.9% to $3.6 million for the thirteen weeks ended April 4, 2009 from $5.6 million for the thirteen weeks ended March 29, 2008. All revenues were generated internationally. During the thirteen weeks ended April 4, 2009 and March 29, 2008, this segment provided services on 75 and 84 customer projects, respectively. Average software and services revenue per project was approximately $37,000 and $60,000, respectively, for the thirteen weeks ended April 4, 2009 and March 29, 2008. The decrease in revenue per project for the thirteen weeks ended April 4, 2009 as compared to the 2008 period is primarily due to unfavorable exchange rate movements and decline in demand for software services. In addition, revenues from post-contract support services were approximately $515,000 and $551,000 for the thirteen weeks ended April 4, 2009 and March 29, 2008, respectively.
COSTS OF SERVICES
Costs of services decreased 23.6% to $8.7 million for the thirteen weeks ended April 4, 2009 from $11.4 million for the thirteen weeks ended March 29, 2008. Our gross margin was 38.6% for the thirteen weeks ended April 4, 2009 compared to 47.0% for the thirteen weeks ended March 29, 2008. The decrease in gross margin in the first quarter of 2009 as compared to the same period of 2008 is primarily due to the mix of business shifting from strategy engagements to longer term and lower margin management consulting projects along with revenue levels declining more significantly than costs have been reduced. Costs of services also included amortization of intangible assets of $135,000 and $185,000, respectively, for the thirteen weeks ended April 4, 2009 and March 29, 2008, related to acquired software. The reduction in intangible amortization is due to exchange rate movements.
OPERATING EXPENSES
Operating expenses decreased 21.9% to $7.9 million for the thirteen weeks ended April 4, 2009, from $10.1 million for the thirteen weeks ended March 29, 2008. Operating expenses for both periods included selling, general and administrative expenses (inclusive of share-based compensation) and intangible asset amortization.
Selling, general and administrative expenses decreased to $7.4 million for the thirteen weeks ended April 4, 2009, compared to $8.8 million for the thirteen weeks ended March 29, 2008. As a percentage of revenues, our selling, general and administrative expense was 52.2% for the thirteen weeks ended April 4, 2009, compared to 41.0% for the thirteen weeks ended March 29, 2008. The decrease in selling, general and administrative expenses was primarily due to a reduction in professional services fees and decreases in compensation costs through headcount reductions. We continue to evaluate alignment of costs to revenues for each operating segment.
Intangible asset amortization decreased by $774,000 to $474,000 for the thirteen weeks ended April 4, 2009, compared to $1,248,000 for the thirteen weeks ended March 29, 2008. The decrease in amortization expense was primarily due to the completion of amortization of some intangibles recorded in connection with acquisitions, along with exchange rate movements.
OTHER INCOME AND EXPENSES
Interest income was $82,000 and $306,000 for the thirteen weeks ended April 4, 2009 and March 29, 2008, respectively, and represented interest earned on invested balances. Interest income decreased for the thirteen weeks ended April 4, 2009 as compared to the thirteen weeks ended March 29, 2008 due primarily to reductions in interest rates and reductions in invested balances. We primarily invest in money market funds and have holdings in auction rate securities.
INCOME TAXES
In the thirteen weeks ended April 4, 2009, we recorded an income tax benefit of $122,000 compared to an income tax provision of $82,000 during the thirteen weeks ended March 29, 2008. The tax benefit for the thirteen weeks ended April 4, 2009 is primarily related to deferred tax benefit recognized on losses for the period in our United Kingdom operations. The income tax provision in the 2008 period is primarily due to the profitability of our United Kingdom operations. For the thirteen weeks ended April 4, 2009 and March 29, 2008, we recorded no income tax benefit related to our domestic pre-tax losses in accordance with the provisions of SFAS No. 109 “Accounting for Income Taxes” which requires an estimation of our ability to use recorded deferred income tax assets. We have recorded a valuation allowance against all domestic and certain international deferred income tax assets generated due to uncertainty about their ultimate realization due to our history of operating losses. If we continue to report domestic net operating losses for financial reporting, no additional tax benefit would be recognized for those losses, since we will not have accumulated enough positive evidence to support our ability to utilize the net operating loss carryforwards in the future.
NET (LOSS) INCOME
We had a net loss of $2.2 million for the thirteen weeks ended April 4, 2009 compared to net income of $0.3 million for the thirteen weeks ended March 29, 2008. The net loss is primarily attributable to a contraction in revenues and the resulting negative impact on gross margins, partially offset by cost management initiatives and a decrease in intangible amortization.

LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities was $2.7 million for the thirteen weeks ended April 4, 2009. Net cash provided by operating activities was $2.5 million for the thirteen weeks ended March 29, 2008. The reduction in cash flows from operating activities for the thirteen weeks ended April 4, 2009 as compared to the same period in 2008 was due to declines in operating results and negative cash flows from net working capital changes.
Net cash used in investing activities was $0.7 million for the thirteen weeks ended April 4, 2009 and net cash provided by investing activities was $1.0 million for the thirteen weeks ended March 29, 2008. Investing activities in the thirteen weeks ended April 4, 2009 included $0.7 million in earn-out payments related to the acquisition of Cartesian. Investing activities in fiscal year 2008 included $0.8 million and $0.3 million in earn-out payments related to the acquisitions of RVA and Cartesian, respectively. Investing activities include proceeds from sales of short-term investments of $2.3 million in the thirteen weeks ended March 29, 2008. Net cash used in investing activities also included $46,000 and $216,000 for the thirteen weeks ended April 4, 2009 and March 29, 2008, respectively, related to the purchase of office equipment, software and computer equipment.
Net cash provided by financing activities was $3.2 million for the thirteen weeks ended April 4, 2009. Net cash used in financing activities was $357,000 for the thirteen weeks ended March 29, 2008. Financing activities in the 2009 period included $3.4 million in proceeds from line of credit borrowings. In addition, in both periods cash was used to make payments on unfavorable contract obligations.
At April 4, 2009, we had approximately $5.9 million in cash and cash equivalents ($4.4 million of which is denominated in pounds sterling) and $12.6 million in net working capital. In addition, as discussed below, we have established lines of credit totaling $8.5 million against our auction rate securities portfolio, of which we have borrowed $4.9 million as of April 4, 2009. We believe we have sufficient cash and access to credit to meet anticipated cash requirements, including anticipated capital expenditures, earn-out payments, and any future operating losses that may be incurred, for at least the next 12 months. Should our cash and available lines of credit prove insufficient we may need to obtain new debt or equity financing to support our operations or complete acquisitions. Recently, credit and capital markets have experienced unusual volatility and disruption, and equity and debt financing have become more expensive and difficult to obtain. We have established a flexible model that provides a lower fixed cost structure than most consulting firms, enabling us to scale operating cost structures more quickly based on market conditions, although there is a lag in time required to scale the business appropriately if revenues are reduced. If demand for our consulting services continues to decline or we continue to experience negative cash flow, we could experience liquidity challenges at some point in the future.
As previously discussed, the liquidity of auction rate securities has been negatively impacted by recent events in the credit markets. As of April 4, 2009, we hold auction rate securities in the face amount of $14.8 million collateralized by government guaranteed student loans. The estimated fair value of the auction rate securities and related ARS Rights is $13.8 million as of April 4, 2009. Beginning in February 2008, auctions of our auction rate securities portfolio failed to receive sufficient order interest from potential investors to clear successfully, resulting in failed auction status. The principal associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers establish a different form of financing to replace these securities or final payments come due according to contractual maturities ranging from approximately 22 to 36 years. The entire amount of auction rate securities is classified as non-current assets on our Condensed Consolidated Balance Sheet as of April 4, 2009.
During the third quarter of 2008, state and federal regulators reached settlement agreements with both of the brokers who advised us to purchase the auction rate securities we currently hold. The settlement agreements with the regulators were intended to eventually provide liquidity for holders of auction rate securities. On November 13, 2008, we entered into a settlement with UBS to provide liquidity for our $7.6 million auction rate securities portfolio held with a UBS affiliate. Pursuant to the terms of the Settlement, UBS issued to ARS Rights to us, allowing us to sell to UBS our auction rate securities held in accounts with UBS and UBS affiliates at par value at any time during the period beginning June 30, 2010 and ending July 2, 2012. As consideration for the issuance of the ARS Rights, we (1) released UBS from all claims for damages (other than consequential damages) directly or indirectly relating to UBS’s marketing and sale of auction rate securities, and (2) granted UBS the discretionary right to sell or otherwise dispose of our auction rate securities, provided that we are paid the par value of the auction rate securities upon any disposition. At April 4, 2009, the ARS Rights had an estimated fair value of $0.8 million.
Pursuant to the settlement, we entered into a line of credit from UBS or its affiliates for up to 75% of the market value of its auction rate securities. The line of credit provides us with an uncommitted, demand revolving line of credit of up to 75% of the market value, as determined by UBS in its sole discretion, of our auction rate securities that are pledged as collateral. The interest that we pay on the line of credit will not exceed the interest that we receive on the auction rate securities pledged to UBS as security for the line of credit. UBS may demand full or partial payment of amounts borrowed on the line of credit, at its sole option and without cause, at any time. UBS may, at any time, in its discretion, terminate and cancel the line of credit. If at any time UBS exercises its right of demand, then a UBS affiliate shall provide, as soon as reasonably possible, alternative financing on substantially the same terms and conditions as those under the line of credit and UBS agrees that the line of credit shall remain in full force and effect until such time as such alternative financing has been established. If alternative financing cannot be established, then a UBS-related entity will purchase the pledged auction rate securities at par value. If we elect to sell any auction rate securities that are pledged as collateral under the line of credit to a purchaser other than UBS, UBS intends to exercise its right to demand repayment of the line of credit relating to the auction rate securities sold by us. As of April 4, 2009, we had borrowed $4.8 million under the line of credit.
On March 19, 2009, the Company entered into a loan agreement with Citigroup Global Markets, Inc. (“Citigroup”) to provide liquidity for the Company’s $7.3 million auction rate securities portfolio held with Citigroup. Under the loan agreement, the Company has access to a revolving line of credit of up to 50% of the par value of the auction rate securities that the Company has pledged as collateral, or $3.625 million. The interest rate at the inception of the line of credit that the Company would pay on amounts borrowed is the federal funds rate plus 3.95%. The interest rate may change in future periods based on the change in the spread over the federal funds rate. The line of credit is not for any specific term or duration and Citigroup may demand full or partial payment of amounts borrowed on the line of credit, at its sole option and without cause, at any time. Citigroup may, at any time, in its discretion, terminate the line of credit with proper notice. No amounts have been borrowed against this line of credit.
As we are able to liquidate any of our auction rate securities portfolio we intend to reinvest in money market or similar investments any amounts not used to repay amounts borrowed under the lines of credit. We continually monitor the credit quality and liquidity of our auction rate securities. To the extent we believe we will not be able to collect all amounts due according to the contractual terms of a security, we will record an other-than-temporary impairment. This could require us to recognize losses in our Condensed Consolidated Statement of Operations and Comprehensive Loss (unaudited) in accordance with SFAS No. 115, which could be material.
FINANCIAL COMMITMENTS
During fiscal year 2007, we purchased 100% of the outstanding stock of Cartesian, acquired all of the outstanding membership interests of RVA and acquired all of the outstanding shares of stock of TWG. In addition to consideration paid at closing for these acquisitions, we have potential contingent purchase price obligations of approximately $1.5 million and $1.5 million, respectively, at April 4, 2009 related to future earn-out consideration based upon the performance of RVA and TWG after the closing dates.
During the thirteen weeks ended April 4, 2009, we entered an agreement under which we have a commitment to purchase a minimum of $401,000 in computer software over a three year period.
TRANSACTIONS WITH RELATED PARTIES
During the thirteen weeks ended April 4, 2009 and March 29, 2008, we incurred legal fees of $6,000 and $18,000, respectively, for services provided by Bingham McCutchen, LLP, a law firm in which a member of our Board of Directors, Andrew Lipman, owns an equity interest. Fees incurred in the thirteen weeks ended April 4, 2009 were in connection with earn-out payments related to our acquisition of Cartesian. Fees incurred in the thirteen weeks ended March 29, 2008 were in connection with income tax and other legal matters. Our Board of Directors has affirmatively determined that such payments do not constitute a material relationship between the director and the Company and concluded the director is independent as defined by the NASDAQ corporate governance rules. All payments were made within the limitations set forth by NASDAQ Rules as to the qualifications of an independent director.
As of April 4, 2009, there is one outstanding line of credit between the Company and its Chief Executive Officer, Richard P. Nespola, which originated in fiscal year 2001. Aggregate borrowings outstanding against the line of credit at April 4, 2009 totaled $300,000 and are due in 2011. These amounts are included in other assets in the non-current assets section of the Condensed Consolidated Balance Sheet. In accordance with the loan provisions, the interest rate charged on the loans is equal to the Applicable Federal Rate (AFR), as announced by the Internal Revenue Service, for short-term obligations (with annual compounding) in effect for the month in which the advance is made, until fully paid. Pursuant to the Sarbanes-Oxley Act, no further loan agreements or draws against the line may be made by the Company to, or arranged by the Company for its executive officers. Interest payments on this loan are current as of April 4, 2009.
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
A review and evaluation was performed by our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of April 4, 2009.
There was no change in internal control over financial reporting during the fiscal quarter ended April 4, 2009, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We have not been subject to any material new litigation since the filing on April 3, 2009 of our Annual Report on Form 10-K for the year ended January 3, 2009.
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

The Management Network Group, Inc.
(Registrant)

Date May 19, 2009	By	/s/ Richard P. Nespola
(Signature)
Richard P. Nespola Chairman and Chief Executive Officer (Principal executive officer)

Date May 19, 2009	By	/s/ Donald E. Klumb
(Signature)
Donald E. Klumb Chief Financial Officer and Treasurer (Principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

Exhibit 31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.	Certifications furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.