Form 10-Q
period 2009-07-04
MANAGEMENT NETWORK GROUP INC
filed 2009-08-18
CIK 1094814

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 4, 2009
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
As of August 14, 2009, TMNG had outstanding 34,799,758 shares of common stock.

THE MANAGEMENT NETWORK GROUP, INC.
INDEX

PAGE
PART I. FINANCIAL INFORMATION:

ITEM 1. Condensed Consolidated Financial Statements (unaudited):

Condensed Consolidated Balance Sheets (unaudited) — July 4, 2009 and January 3, 2009	3

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited) — Thirteen and Twenty-six weeks ended July 4, 2009 and June 28, 2008	4

Condensed Consolidated Statements of Cash Flows (unaudited) — Twenty-six weeks ended July 4, 2009 and June 28, 2008	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	25

ITEM 4. Controls and Procedures	25

ITEM 4T. Controls and Procedures	25

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	25

ITEM 1A. Risk Factors	25

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

ITEM 3. Defaults Upon Senior Securities	26

ITEM 4. Submission of Matters to a Vote of Security Holders	26

ITEM 5. Other Information	26

ITEM 6. Exhibits	26

Signatures	27

Exhibits	28
EX-31
EX-32

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THE MANAGEMENT NETWORK GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

	July 4,	January 3,
	2009	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,537	$5,956
Short-term investments	7,375
Receivables:
Accounts receivable	9,466	8,247
Accounts receivable — unbilled	5,264	4,540

	14,730	12,787
Less: Allowance for doubtful accounts	(358)	(379)

Net receivables	14,372	12,408
Prepaid and other current assets	1,541	1,653

Total current assets	32,825	20,017

NONCURRENT ASSETS:
Property and equipment, net	2,147	1,801
Goodwill	7,812	6,240
Licenses and identifiable intangible assets, net	3,841	4,842
Noncurrent investments	6,823	13,404
Other noncurrent assets	502	410

Total Assets	$53,950	$46,714

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$1,294	$1,138
Current borrowings	4,845
Accrued payroll, bonuses and related expenses	5,051	4,053
Other accrued liabilities	3,788	3,010
Deferred revenue	1,560	476
Accrued contingent consideration	161	161
Unfavorable and other contractual obligations	706	697

Total current liabilities	17,405	9,535

NONCURRENT LIABILITIES:
Unfavorable and other contractual obligations	820	1,062
Noncurrent borrowings		1,485
Other noncurrent liabilities	1,173	1,006

Total noncurrent liabilities	1,993	3,553

Commitments and contingencies (Note 10)

Total stockholders’ equity	34,552	33,626

Total Liabilities and Stockholders’ Equity	$53,950	$46,714

See notes to unaudited condensed consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
Revenues	$16,825	$20,576	$31,022	$42,117
Cost of services (includes net non-cash share-based compensation expense of $80 and $189 for the thirteen weeks ended July 4, 2009 and June 28, 2008, respectively, and $168 and $382 for the twenty-six weeks ended July 4, 2009 and June 28, 2008, respectively)	9,490	11,072	18,208	22,486

Gross Profit	7,335	9,504	12,814	19,631
Operating Expenses:
Selling, general and administrative (includes net non-cash share-based compensation expense of $163 and $407 for the thirteen weeks ended July 4, 2009 and June 28, 2008, respectively, and $383 and $843 for the twenty-six weeks ended July 4, 2009 and June 28, 2008, respectively)	7,354	8,120	14,762	16,962
Goodwill impairment		9,079		9,079
Intangible asset amortization	491	1,246	965	2,494

Total operating expenses	7,845	18,445	15,727	28,535

Loss from operations	(510)	(8,941)	(2,913)	(8,904)
Other income (expense)
Interest income	56	211	138	517
Interest expense	(17)		(25)
Other income	83		106

Total other income	122	211	219	517

Loss before income tax provision	(388)	(8,730)	(2,694)	(8,387)
Income tax benefit (provision)	38	(160)	160	(242)

Net loss	(350)	(8,890)	(2,534)	(8,629)

Other comprehensive income (loss):
Foreign currency translation adjustment	1,725	31	2,107	(41)
Unrealized gain (loss) on marketable securities	291	(4)	688	(462)

Comprehensive income (loss)	$1,666	$(8,863)	$261	$(9,132)

Loss per common share
Basic and diluted	$(0.01)	$(0.25)	$(0.07)	$(0.24)

Weighted average shares used in calculation of net loss per basic and diluted common share	34,791	36,117	34,772	36,225

See notes to unaudited condensed consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	For the Twenty-six Weeks Ended
	July 4,	June 28,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,534)	$(8,629)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment		9,079
Depreciation and amortization	1,656	3,186
Share-based compensation	551	1,225
Deferred income taxes	(168)	(497)
Realized gains on investments	(105)
Other changes in operating assets and liabilities:
Accounts receivable	(734)	367
Accounts receivable — unbilled	(440)	2,192
Prepaid and other assets	158	349
Trade accounts payable	8	249
Deferred revenue	1,046	(168)
Accrued liabilities	1,057	(551)

Net cash provided by operating activities	495	6,802

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities/sales of short-term investments		2,325
Acquisition of businesses	(703)	(2,258)
Acquisition of property and equipment, net	(255)	(312)

Net cash used in investing activities	(958)	(245)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	3,400
Payments on line of credit	(41)
Payments made on long-term obligations	(336)	(861)
Purchases of common stock		(3,200)
Proceeds from exercise of stock options		27
Issuance of common stock through employee stock purchase plan	10	98

Net cash provided by (used in) financing activities	3,033	(3,936)

Effect of exchange rate on cash and cash equivalents	1,011	(49)

Net increase in cash and cash equivalents	3,581	2,572
Cash and cash equivalents, beginning of period	5,956	10,022

Cash and cash equivalents, end of period	$9,537	$12,594

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$25

Cash paid during period for taxes	$135	$875

Accrued property and equipment additions	$470	$16

Supplemental disclosure of non-cash investing and and financing transactions
Acquisition of business: Common Stock	$104

Acquisition of business: Consideration Payable	$981

See notes to unaudited condensed consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Reporting
The condensed consolidated financial statements and accompanying notes of The Management Network Group, Inc. and its subsidiaries (“TMNG,” “TMNG Global,” “we,” “us,” “our,” or the “Company”) as of July 4, 2009, and for the thirteen and twenty-six weeks ended July 4, 2009 and June 28, 2008 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the Company’s condensed consolidated financial position, results of operations, and cash flows as of these dates and for the periods presented. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Consequently, these statements do not include all the disclosures normally required by US GAAP for annual financial statements nor those normally made in the Company’s annual report on Form 10-K. Accordingly, reference should be made to the Company’s annual consolidated financial statements and notes thereto for the fiscal year ended January 3, 2009, included in the 2008 Annual Report on Form 10-K (“2008 Form 10-K”) for additional disclosures, including a summary of the Company’s accounting policies. The Condensed Consolidated Balance Sheet as of January 3, 2009 has been derived from the audited Consolidated Balance Sheet at that date but does not include all of the information and footnotes required by US GAAP for complete financial statements. The Company has evaluated subsequent events for recognition or disclosure through August 18, 2009, which is the date the unaudited consolidated financial statements were issued.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the thirteen and twenty-six weeks ended July 4, 2009 are not necessarily indicative of the results to be expected for the full year ending January 2, 2010.
Fair Value Measurement — For cash and cash equivalents, current trade receivables and current trade payables, the carrying amounts approximate fair value because of the short maturity of these items.
Research and Development and Capitalized Software Costs — During the thirteen and twenty-six weeks ended July 4, 2009, software development costs of $101,000 and $246,000, respectively, were expensed as incurred. During the thirteen and twenty-six weeks ended June 28, 2008, software development costs of $212,000 and $396,000, respectively, were expensed as incurred. No software development costs were capitalized during the thirteen and twenty-six weeks ended July 4, 2009 and June 28, 2008.
Foreign Currency Transactions and Translation — TMNG Europe, TMNG Canada, Cartesian and the international operations of Cambridge Strategic Management Group (“CSMG”) conduct business primarily denominated in their respective local currency. Assets and liabilities have been translated to U.S. dollars at the period-end exchange rate. Revenues and expenses have been translated at exchange rates which approximate the average of the rates prevailing during each period. Translation adjustments are reported as a separate component of other comprehensive income in the consolidated statements of stockholders’ equity. Assets and liabilities denominated in other than the functional currency of a subsidiary are remeasured at rates of exchange on the balance sheet date. Resulting gains and losses on foreign currency transactions are included in the Company’s results of operations. Realized and unrealized exchange losses included in results of operations were $417,000 and $551,000, respectively, during the thirteen and twenty-six weeks ended July 4, 2009. Realized and unrealized exchange gains included in results of operations were $63,000 and $155,000, respectively, during the thirteen and twenty-six weeks ended June 28, 2008.
Derivative Financial Instruments — As of July 4, 2009, the Company has open foreign currency forward contracts with a combined notional amount of $0.8 million. These forward contracts provide an economic hedge of fluctuations in euro denominated accounts receivable against the British pound, but have not been designated as hedges for accounting purposes. The change in fair value of these contracts as of July 4, 2009 was not material to the Company’s results of operations or financial position. The Company utilizes valuation models for these forward contracts that rely exclusively on Level 2 inputs, as defined by SFAS No. 157. These contracts expire on staggered dates between August 28, 2009 and November 30, 2009. During the thirteen and twenty-six weeks ended July 4, 2009, the Company recognized losses on these forward contracts of $14,000 and $39,000, respectively, which are included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) (unaudited).
Net Income (Loss) Per Share — The Company has not included the effect of stock options and nonvested shares in the calculation of diluted loss per share for the thirteen and twenty-six weeks ended July 4, 2009 and June 28, 2008 as the Company reported a net loss for these periods and the effect would have been anti-dilutive.
Recent Accounting Pronouncements — In April 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), which is effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides additional guidance for determining fair value and requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period. The Company adopted this staff position upon issuance and it had no material impact on its consolidated financial statements.

In April 2009, the FASB issued Staff Position No. 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures About Fair Value of Financial Instruments, effective for interim and annual periods ending after June 15, 2009. The staff position requires fair value disclosures of financial instruments on a quarterly basis, as well as new disclosures regarding the methodology and significant assumptions underlying the fair value measures and any changes to the methodology and assumptions during the reporting period. The Company adopted this staff position upon issuance and it had no material impact on its consolidated financial statements.
In June 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 incorporates the subsequent events guidance contained in the auditing standards literature into authoritative accounting literature. It also requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. SFAS 165 is effective for all interim and annual periods ending after June 15, 2009. The Company adopted SFAS 165 upon its issuance and it had no material impact on its consolidated financial statements.
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 revises SFAS No. 140 and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact that the adoption of SFAS 166 will have on its consolidated financial statements.
In June 2009, the FASB approved the “FASB Accounting Standards Codification,” (“Codification”), as the single source of authoritative US GAAP for all non-governmental entities. The Codification, which launched July 1, 2009, changes the referencing and organization of accounting guidance and is effective for interim and annual periods ending after September 15, 2009. Since it is not intended to change or alter existing US GAAP, the Codification is not expected to have any impact on the Company’s financial condition or results of operations. Beginning with the third quarter of 2009, the Codification will modify how the Company references US GAAP within its financial statement disclosures.
2. Auction Rate Securities
As of July 4, 2009, TMNG held $14.2 million in fair value of auction rate securities for which the underlying collateral is guaranteed through the Federal Family Education Loan Program of the U.S. Department of Education. The Company’s auction rate securities portfolio as of July 4, 2009 consisted of the following:

		Realized
		Gains	Unrealized	Fair Value at July 4, 2009
Issuer	Cost Basis	(Losses)	Losses	Current	Noncurrent
			(In thousands)

Trading Securities
Kentucky Higher Education Loan Revenue	$1,900	$(123)		$1,777
Missouri Higher Education Loan Revenue	1,800	(116)		1,684
Utah State Board of Regents Revenue Bonds	1,400	(191)		1,209
Access Group Inc. Federal Student Loan Asset Backed Notes	2,050	(296)		1,754
Kentucky Higher Education Loan Revenue	400	(59)		341

	7,550	(785)		6,765

Available-for-Sale Securities
Education Funding Capital Education Loan Backed Notes	6,250		$(404)		$5,846
Brazos Student Finance Corporation Student Loan Asset Backed Notes	1,000		(23)		977

	7,250		(427)		6,823

ARS Rights		610		610

	$14,800	$(175)	$(427)	$7,375	$6,823

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
Prior to accepting the UBS settlement offer, the Company recorded all of its auction rate securities as available-for-sale investments. Upon accepting the UBS settlement, the Company made a one-time election to transfer its UBS auction rate securities holdings from available-for-sale securities to trading securities under SFAS No. 115. For auction rate securities classified as available-for-sale the Company recognized unrealized holding gains of $292,000 and $689,000, respectively during the thirteen and twenty-six weeks ended July 4, 2009 and recognized unrealized holding losses of $4,000 and $462,000 during the thirteen and twenty-six weeks ended June 28, 2008. For auction rate securities classified as trading securities the Company recognized realized holding gains of $229,000 and $398,000, respectively, offset by realized losses on the Company’s ARS Rights of $147,000 and $293,000, respectively, during the thirteen and twenty-six weeks ended July 4, 2009. Realized gains and losses on trading securities have been recognized in Other income in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited). The ARS Rights will continue to be measured at fair value under SFAS No. 159 until the earlier of the Company’s exercise of the ARS Rights or UBS’s purchase of the auction rate securities in connection with the ARS Rights.
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
Given the Company’s intent to exercise its right under the ARS Rights to sell to UBS its auction rate securities held in accounts with UBS and UBS affiliates at par value on June 30, 2010, the Company has classified the entire amount of auction rate securities portfolio held with UBS affiliates, including the fair value of the ARS Rights, as short-term investments in the Condensed Consolidated Balance Sheet as of July 4, 2009. The remaining auction rate securities are classified as noncurrent investments in the Condensed Consolidated Balance Sheet as of July 4, 2009. The entire amount of auction rate securities is reflected as noncurrent assets on the Company’s Condensed Consolidated Balance Sheet as of January 3, 2009.
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
Given the Company’s intent to liquidate the auction rate securities related to the line of credit with UBS within one year and the requirement that the Company concurrently repay the amounts borrowed on the line of credit, the Company has classified this debt as a current liability in the Condensed Consolidated Balance Sheet as of July 4, 2009. The Company classified the line of credit as a noncurrent liability in the Condensed Consolidated Balance Sheet as of January 3, 2009. The Company had borrowed $4,845,000 and $1,485,000 under this line of credit as of July 4, 2009 and January 3, 2009, respectively. These borrowings were used to fund short-term liquidity needs. Because amounts borrowed under the line of credit bear interest at a floating rate and have a remaining maturity of less than one year, the fair value of this financial instrument approximates its carrying value.
On March 19, 2009, the Company entered into a loan agreement with Citigroup Global Markets, Inc. (“Citigroup”) to provide liquidity for the Company’s $7.3 million auction rate securities portfolio held with Citigroup. Under the loan agreement, the Company has access to a revolving line of credit of up to 50% of the par value of the auction rate securities that the Company has pledged as collateral, or $3.625 million. The current interest rate on the line of credit is the federal funds rate plus 3.35%. The interest rate may change in future periods based on the change in the spread over the federal funds rate. The line of credit is not for any specific term or duration and Citigroup may demand full or partial payment of amounts borrowed on the line of credit, at its sole option and without cause, at any time. Citigroup may, at any time, in its discretion, terminate the line of credit with proper notice. No amounts have been borrowed against this line of credit.
4. Business Combinations
TWG Consulting, Inc.
On October 5, 2007, the Company acquired all of the outstanding shares of stock of TWG, a privately-held management consulting firm. Under the purchase agreement, TMNG agreed to acquire the entire ownership interest in TWG for a total cash purchase price of $1.7 million, including approximately $1.2 million paid for TWG’s working capital. In the event TWG achieves certain performance targets, total consideration under the Agreement could increase to $3.3 million, including $1.3 million of possible contingent cash consideration and approximately 0.7 million shares of TMNG common stock valued at $0.2 million based on the share price as of July 4, 2009. As of July 4, 2009 and January 3, 2009, negative goodwill of $161,000 is reflected as a current liability based on the anticipated resolution of the contingent feature. If and when contingent payments are earned, the Company will apply the payments against these contingent liabilities. TWG is presented as a component of the Management Consulting Services segment.
The aggregate purchase price of $1.9 million consisted of the following (in thousands):

Cash paid at closing	$1,660
Transaction costs	59
Accrued contingent consideration	161

Total purchase price recognized at July 4, 2009	$1,880

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

Cash paid at closing	$6,625
Transaction costs	247
Contingent cash consideration earned	2,292
Contingent cash consideration earned but not yet paid	981
Contingent stock consideration earned (based on June 30, 2008 measurement date)	921
Contingent stock consideration earned but not yet paid (based on June 30, 2009 measurement date)	104

Total purchase price recognized at July 4, 2009	11,170

Remaining contingent cash consideration	344
Remaining contingent stock consideration (based on share price as of July 4, 2009)	33

Aggregate potential consideration	$11,547

$981,000 has been accrued in “Other accrued liabilities” on the Condensed Consolidated Balance Sheet related to contingent cash consideration which has been earned but not paid as of July 4, 2009. This liability is expected to be paid during the thirteen weeks ended January 2, 2010.

Cartesian Limited
On January 2, 2007, the Company acquired one-hundred percent of the outstanding common stock of Cartesian Limited. Cartesian is presented within the Software Solutions Segment. In addition to cash consideration paid at closing, the transaction included additional consideration for working capital true-ups and potential earn-out consideration based upon performance of Cartesian after the closing date. During the fourth quarter of 2008, in consideration for the selling parties relinquishing certain management rights, the remaining contingent consideration was deemed earned. In addition, a payment of $372,000 scheduled to be made in 2010 was accelerated and paid in 2008. The remaining cash consideration of $1.2 million and $1.9 million is included in other accrued liabilities on the Condensed Consolidated Balance Sheets as of July 4, 2009 and January 3, 2009, respectively. The remaining earn-out will be paid during fiscal year 2009. The aggregate purchase price of $15.5 million consisted of the following (in thousands):

Cash paid at closing	$6,495
Transaction costs	534
Contingent consideration earned and paid	7,241
Contingent cash consideration earned but not yet paid	1,225

Aggregate purchase price	$15,495

5. Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill for the twenty-six weeks ended July 4, 2009 are as follows (in thousands):

	Management	Software
	Consulting	Solutions
	Segment	Segment	Total
Balance as of January 3, 2009	$2,465	$3,775	$6,240

2009 RVA goodwill from contingent consideration earned	1,085		1,085

Changes in foreign currency exchange rates		487	487

Balance as of July 4, 2009	$3,550	$4,262	$7,812

Included in intangible assets, net are the following (in thousands):

	July 4, 2009		January 3, 2009
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Customer relationships	$5,360	$(2,854)	$5,136	$(2,072)
Acquired software	2,450	(1,531)	2,170	(1,085)
Employment agreements	2,033	(1,617)	1,847	(1,154)

	$9,843	$(6,002)	$9,153	$(4,311)

Intangible amortization expense for the thirteen weeks ended July 4, 2009 and June 28, 2008 was $637,000 and $1,432,000, respectively, including $146,000 and $186,000 reported in cost of services for the thirteen weeks ended July 4, 2009 and June 28, 2008, respectively. Intangible amortization expense for the twenty-six weeks ended July 4, 2009 and June 28, 2008 was $1,246,000 and $2,865,000, respectively, including $281,000 and $371,000 reported in cost of services for the twenty-six weeks ended July 4, 2009 and June 28, 2008, respectively. Future intangible amortization expense is estimated to be as follows (in thousands):

		Estimated
		intangible
	Total estimated	amortization to
	intangible	be included in
Future Period	amortization	cost of services
Remainder of fiscal year 2009	$1,315	$306
Fiscal year 2010	2,030	613
Fiscal year 2011	496
The Company evaluates goodwill for impairment on an annual basis on the last day of the first fiscal month of the fourth quarter and whenever events or circumstances indicate that these assets may be impaired. Management determined that there were no events or changes in circumstances during the thirteen weeks ended July 4, 2009 which indicated that goodwill needed to be tested for impairment during the period. During the second quarter of 2008, based on an analysis of the present value of future cash flows the Company recognized a charge of approximately $9.1 million for the impairment of the carrying value of goodwill in the Management Consulting Services Segment. The impairment charge was the result of a reduction in the size and scope of operations which impacted our assessment of future cash flows of the strategy reporting unit. This goodwill impairment loss was reflected as a component of Loss from Operations in the Statement of Operations and Comprehensive Income (Loss). The Company performed its impairment test for goodwill in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.”

6. Share-Based Compensation
The Company issues stock option awards and nonvested share awards under its share-based compensation plans. The key provisions of the Company’s share-based compensation plans are described in Note 6 to the Company’s consolidated financial statements included in the 2008 Form 10-K.
During for the thirteen and twenty-six weeks ended July 4, 2009, the Company recognized income tax benefits of $34,000 and $73,000, respectively, related to share-based compensation arrangements. During for the thirteen and twenty-six weeks ended June 28, 2008, the Company recognized income tax benefits of $81,000 and $175,000, respectively, related to share-based compensation arrangements.
1998 Equity Incentive Plan
Stock Options
A summary of the option activity under the Company’s 1998 Equity Incentive Plan, as amended and restated (the “1998 Plan”), as of July 4, 2009 and changes during the twenty-six weeks then ended is presented below:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at January 3, 2009	4,288,075	$3.62
Granted	47,500	$0.30
Forfeited/cancelled	(170,326)	$7.04

Outstanding at July 4, 2009	4,165,249	$3.44

Options vested and expected to vest at July 4, 2009	4,057,147	$3.49

Options exercisable at July 4, 2009	3,140,493	$3.89

Weighted average fair value of options granted during the period		$0.17
Nonvested Shares
A summary of the status of nonvested stock issued under the 1998 Plan as of July 4, 2009 and changes during the twenty-six weeks then ended is presented below:

		Weighted
		Average Grant
	Shares	Date Fair Value
Outstanding at January 3, 2009	56,875	$2.23
Vested	(48,750)	$2.24

Outstanding at July 4, 2009	8,125	$2.20

2000 Supplemental Stock Plan
A summary of the option activity under the Company’s 2000 Supplemental Stock Plan as of July 4, 2009 and changes during the twenty-six weeks then ended is presented below:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at January 3, 2009	1,556,273	$2.34
Granted	26,000	$0.24
Forfeited/cancelled	(137,750)	$2.05

Outstanding at July 4, 2009	1,444,523	$2.33

Options vested and expected to vest at July 4, 2009	1,324,835	$2.34

Options exercisable at July 4, 2009	703,356	$2.64

Weighted average fair value of options granted during the period		$0.14
7. Business Segments and Major Customers
The Company identifies its segments based on the way management organizes the Company to assess performance and make operating decisions regarding the allocation of resources. In accordance with the criteria in SFAS No. 131 “Disclosure about Segments of an Enterprise and Related Information,” the Company has concluded it has two reportable segments; the Management Consulting Services segment and the Software Solutions segment. The Management Consulting Services segment is comprised of five operating segments (Operations, Domestic Strategy, International Strategy, RVA and TWG) which are aggregated into one reportable segment. Management Consulting Services includes consulting services related to strategy and business planning, market research and analysis, organizational development, knowledge management, marketing and customer relationship management, program management, billing system support, operating system support, revenue assurance, and corporate investment services. Software Solutions is a single reportable operating segment that provides custom developed software, consulting and technical services. These services range from developing initial business and system requirements, to software development, software configuration and implementation, and post-contract customer support.
Management evaluates segment performance based upon income (loss) from operations, excluding share-based compensation (benefits), depreciation and intangibles amortization. Inter-segment sales were approximately $0.4 million and $0.8 million in the thirteen and twenty-six weeks ended July 4, 2009, respectively. Inter-segment sales were approximately $0.8 million and $1.6 million in the thirteen and twenty-six weeks ended June 28, 2008, respectively. In addition, in its administrative division, entitled “Not Allocated to Segments,” the Company accounts for non-operating activity and the costs of providing corporate and other administrative services to the segments.
Summarized financial information concerning the Company’s reportable segments is shown in the following table (amounts in thousands):

	Management		Not
	Consulting	Software	Allocated to
	Services	Solutions	Segments	Total
As of and for the twenty-six weeks ended July 4, 2009:
Revenues	$23,739	$7,283		$31,022
Income (loss) from operations	5,365	830	$(9,108)	(2,913)
Total assets	$10,133	$4,619	$39,198	$53,950

For the thirteen weeks ended July 4, 2009:
Revenues	$13,111	$3,714		$16,825
Income (loss) from operations	3,388	441	$(4,339)	(510)

As of and for the twenty-six weeks ended June 28, 2008:
Revenues	$31,084	$11,033		$42,117
Income (loss) from operations	9,411	3,686	$(22,001)	(8,904)
Total assets	$12,032	$6,381	$43,778	$62,191

For the thirteen weeks ended June 28, 2008:
Revenues	$15,109	$5,467		$20,576
Income (loss) from operations	4,627	1,896	$(15,464)	(8,941)

Segment assets, regularly reviewed by management as part of its overall assessment of the segments’ performance, include both billed and unbilled trade accounts receivable, net of allowances, and certain other assets. Assets not assigned to segments include cash and cash equivalents, property and equipment, goodwill and intangible assets and deferred tax assets.
Revenues earned in the United States and internationally based on the location where the services are performed are as follows (amounts in thousands):

	For the Thirteen Weeks		For the Twenty-six Weeks
	Ended		Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
United States	$11,999	$12,301	$21,514	$25,768

International:
United Kingdom	4,207	7,769	8,356	15,343
Other	619	506	1,152	1,006

Total	$16,825	$20,576	$31,022	$42,117

Major customers in terms of significance to TMNG’s revenues (i.e. in excess of 10% of revenues) and accounts receivable were as follows (amounts in thousands):

	Revenues				Accounts Receivable
	For the thirteen weeks
	ended		For the twenty-six weeks ended
	July 4,	June 28,		June 28,	As of July 4,	As of June
	2009	2008	July 4, 2009	2008	2009	28, 2008
Customer A	$1,906	$3,141	$3,479	$6,835	$2,174	$4,408
Customer B	$5,690	$6,182	$10,268	$12,751	$2,339	$3,408
Customer C	$2,273	$1,668	$4,184	$3,029	$1,578	$1,096
Customer D	$1,710	$1,337	$3,164	$2,756	$1,262	$854
During the thirteen weeks ended July 4, 2009, revenues of $1.0 million and $0.9 million for Customer A were reported within the Software Solutions and Management Consulting Services segments, respectively. During the twenty-six weeks ended July 4, 2009, revenues of $1.9 million and $1.6 million for Customer A were reported within the Software Solutions and Management Consulting Services segments, respectively. Revenues of $1.7 million and $1.4 million for Customer A were reported within the Software Solutions and Management Consulting Services segments, respectively, during the thirteen weeks ended June 28, 2008. During the twenty-six weeks ended June 28, 2008, revenues of $3.6 million and $3.2 million for Customer A were reported within the Software Solutions and Management Consulting Services segments, respectively. Revenues from Customers B, C and D were reported within the Management Consulting Services segment. Revenues from the Company’s ten most significant customers accounted for approximately 86% of revenues during the thirteen and twenty-six weeks ended July 4, 2009. Revenues from the Company’s ten most significant customers accounted for approximately 80% and 81% of revenues during the thirteen and twenty-six weeks ended June 28, 2008, respectively.
8. Income Taxes
In the thirteen and twenty-six weeks ended July 4, 2009, the Company recorded income tax benefits of $38,000 and $160,000, respectively. In the thirteen and twenty-six weeks ended June 28, 2008, the Company recorded income tax provisions of $160,000 and $242,000, respectively. The tax benefit for the thirteen and twenty-six weeks ended July 4, 2009 is primarily related to deferred tax benefit recognized for the periods in the Company’s United Kingdom operations. The tax provisions in the 2008 periods are primarily related to international income taxes due to the profitability of the Company’s United Kingdom operations. During both periods, the Company recorded full valuation allowances against income tax benefits related to domestic operations in accordance with the provisions of SFAS No. 109 “Accounting for Income Taxes,” which requires an estimation of the recoverability of the recorded income tax asset balances. As of July 4, 2009, the Company has recorded $35.0 million of valuation allowances attributable to its net deferred tax assets.
The Company analyzes its uncertain tax positions pursuant to the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109,” (“FIN 48”). The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. There was no material activity related to the liability for uncertain tax positions during the thirteen and twenty-six weeks ended July 4, 2009 and June 28, 2008. As of July 4, 2009, the Company believes there are no positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002. As of July 4, 2009, the Company has no income tax examinations in process.

9. Loans to Officers
As of July 4, 2009, there is one outstanding line of credit between the Company and its Chief Executive Officer, Richard P. Nespola, which originated in fiscal year 2001. Aggregate borrowings outstanding against the line of credit at July 4, 2009 and January 3, 2009 totaled $300,000 and are due in 2011. These amounts are included in other assets in the noncurrent assets section of the Condensed Consolidated Balance Sheets. In accordance with the loan provisions, the interest rate charged on the loans is equal to the Applicable Federal Rate (AFR), as announced by the Internal Revenue Service, for short-term obligations (with annual compounding) in effect for the month in which the advance is made, until fully paid. Pursuant to the Sarbanes-Oxley Act, no further loan agreements or draws against the line may be made by the Company to, or arranged by the Company for its executive officers. Interest payments on this loan are current as of July 4, 2009.
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
The convergence of communications with media and entertainment and the consolidation of large telecommunications carriers have required us to focus our strategy on building a global presence, continuing to expand our offerings and strengthening our position within the large carriers and media and entertainment companies. We have demonstrated success over the past three years in building a global presence and enhancing our position with our top 10 clients. Revenues increased 118% from fiscal 2006 to fiscal 2008 and international revenues grew from 21% of total revenue in fiscal 2006 to 38% in fiscal 2008, driven primarily by acquisitions and complemented through select organic growth initiatives. Our international revenues were approximately one-third of total revenue during the thirteen weeks ended July 4, 2009.
Our financial results are affected by macroeconomic conditions, credit market conditions, and the overall level of business confidence. The current global economic downturn has reduced capital and operating spending and resulted in significant employee layoffs for our clients in the communications, media and entertainment sectors. Beginning in the second half of 2008 and continuing through the first half of 2009, our Management Consulting Services and Software Solutions segments continued to feel the impact of the economy, as measured by lower demand for consultants, deferral of projects and specifically the reduction in strategy-related project opportunities. We are also seeing greater pricing pressure and an increased need for enhanced return on investment for projects or added sharing of risk and reward.
Our revenues are denominated in multiple currencies and have also recently been impacted by currency rate fluctuations. Beginning in the fourth quarter of fiscal 2008, the U.S. dollar began to strengthen against many currencies and this has resulted in unfavorable currency translation to our consolidated financial statements. Although the U.S. dollar has weakened somewhat during the first half of 2009 when comparing the first half of 2009 to the same period of 2008, the U.S. dollar has strengthened considerably against the British pound sterling, resulting in an unfavorable impact to our consolidated financial statements. As of July 4, 2009, the Company has open foreign currency forward contracts with a combined notional amount of $0.8 million. These forward contracts provide an economic hedge of fluctuations in euro denominated accounts receivable against the British pound. We consider acquiring contracts providing such hedges when our contracts are denominated in a currency for which we do not have a natural hedge through our operating cost structures. In the future, changes to the U.S dollar valuation against other currencies could have a significant positive or negative impact on our financial results.
Revenues are driven by the ability of our team to secure new project contracts and deliver those projects in a way that adds value to our client in terms of return on investment or assisting clients address a need or implement change. For the twenty-six weeks ended July 4, 2009, revenues declined 26% to $31.0 million from $42.1 million for the twenty-six weeks ended June 28, 2008. Unfavorable foreign currency translation accounted for approximately $3.0 million or 27% of the revenue decline. In addition, in the second quarter of 2009, we began to see some momentum in our business, as revenues increased sequentially by 19% to $16.8 million from $14.1 the first quarter of the year.
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
Gross margins were 41.3% in the twenty-six weeks ended July 4, 2009 compared with 46.6% in the same period of 2008. Sequentially, gross margins demonstrated significant improvement during the second quarter of 2009, improving to 43.6% from 38.6% in the first quarter of 2009. The decrease in gross margin in the first half of 2009 as compared to the same period of 2008 is due to a combination of factors. The most significant items that impact our margins include the mix of project types, utilization of personnel and pricing decisions. During the first half of 2009, the volume of strategy related project revenues was down approximately 40% from the comparable period of 2008. Strategy projects generally provide us with our highest gross margins. However, with the increase in both strategy project revenues, up approximately 30%, and overall revenues during the second quarter of 2009 compared to the first quarter of 2009, utilization metrics improved, resulting in increased gross margins. In addition, given the challenging macroeconomic environment and reduced consulting demand, we have provided clients reduced pricing for long term project commitment and volume increases.
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
Management has focused on aligning operating costs with operating segment revenues. Selling, general and administrative expenses have been reduced $2.2 million, a decline of 13%, to $14.8 million during the twenty-six weeks ended July 4, 2009 from $17.0 million for the twenty-six weeks ended June 28, 2008. This reduction in selling, general and administrative expenses was realized despite the fact that foreign currency losses included in selling, general and administrative expenses were $0.6 million during the twenty-six weeks ended July 4, 2009 compared to foreign currency gains of $0.2 million during the twenty-six weeks ended June 28, 2008. With the decline in revenues, our selling, general and administrative expenses have increased as a percentage of revenues to 47.6% in the twenty-six weeks ended July 4, 2009 from 40.3% in the twenty-six weeks ended June 28, 2008. During the first half of 2009, we continued to reduce selling and administrative costs to better align our cost structure with revenue levels and we will continue to evaluate selling, general and administrative expense reduction opportunities to improve earnings.
Intangible asset amortization included in operating expenses decreased to $1.0 million in the twenty-six weeks ended July 4, 2009 from $2.5 million in the twenty-six weeks ended June 28, 2008. The decrease in amortization expense was due to the completion of amortization of some intangibles recorded in connection with our 2007 acquisitions and exchange rate movements.
We recorded net losses of $0.4 million and $2.5 million for the thirteen and twenty-six weeks ended July 4, 2009, respectively, compared to net losses of $8.9 million and $8.6 million for the thirteen and twenty-six weeks ended June 28, 2008. Sequentially, our second quarter of 2009 showed significant improvement from our first quarter as a result of increased revenues and continued cost reductions. The decline in the loss for the twenty-six weeks ended July 4, 2009 to the comparable period of 2008 is primarily attributable to a $9.1 million impairment of goodwill related to our strategy business within our Management Consulting Services Segment in the 2008 period, effective cost management initiatives and a decrease in intangible amortization, partially offset by a contraction in revenues and the resulting negative impact on gross margins. We made substantial strides during fiscal year 2008 integrating our 2007 acquisitions and reducing our total operating cost structure with emphasis on selling, general and administrative expenses. However, due to the deterioration in economic conditions, these cost savings were overshadowed by the decrease in revenue levels from the first half of 2008 which impacted our ability to achieve profitability during these periods.
The recent economic outlook has added significant challenges to our clients in the communications media, and entertainment sectors. The general result is reduced client spending on capital and operational initiatives. This reduction in spending, coupled with increased competition pursuing fewer opportunities, could result in further price reductions, fewer client projects, under utilization of consultants, reduced operating margins, and loss of market share. Declines in our revenues can have a significant impact on our financial results. Although we have a flexible cost base comprised primarily of employee and related costs, there is a lag in time required to scale the business appropriately if revenues are reduced. In addition, our future revenues and operating results may fluctuate from quarter to quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, consultant utilization rates, general economic conditions and other factors.
From a cash flow perspective, cash flows provided by operating activities were $0.5 million during the twenty-six weeks ended July 4, 2009. Net cash flows provided by operating activities were $6.8 million during the twenty-six weeks ended June 28, 2008. The decline in cash flows from operating activities during the twenty-six weeks ended July 4, 2009 as compared with the 2008 period primarily related to a decline in operating results coupled with cash flow used for net working capital changes.
At July 4, 2009, we have working capital of approximately $15.4 million, which includes $4.8 million in short-term debt. Our short-term and noncurrent investments consist of auction rate securities. Returns on our marketable securities have decreased over recent periods as a result of decreasing interest rates and a reduction in invested balances.
Our investments included $14.2 million ($14.8 million par value) in auction rate securities guaranteed through the Federal Family Education Loan Program of the U.S. Department of Education. As discussed in Note 2, “Auction Rate Securities,” in the notes to condensed consolidated financial statements (unaudited), during 2008, we reached a settlement agreement on $7.55 million of the auction rate securities allowing us to sell these auction rate securities held in accounts with UBS AG (“UBS”) and UBS affiliates at par value beginning June 30, 2010 and enabling us to borrow up to 75% of the fair value of the securities at zero net interest cost prior to the sales date. As of the end of the second quarter of 2009, we have classified $7.4 million ($7.6 million par value) of our investments in auction rate securities as current assets based on our intent and expected ability to liquidate these investments within the next year. As of July 4, 2009, we had borrowed $4.8 million against the line of credit with UBS. Given our intent to liquidate the collateral related to the line of credit with UBS within one year and the requirement that we concurrently repay the amounts borrowed on the line of credit, we have classified this debt as short-term as of July 4, 2009.
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
Marketable Securities — Short-term investments and non-current investments, which consist of auction rate securities, are accounted for under the provisions of SFAS No. 115, “ Accounting for Certain Investments in Debt and Equity Securities ” (“SFAS No. 115”). Management evaluates the appropriate classification of marketable securities at each balance sheet date. These investments are reported at fair value, as measured pursuant to SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). For those securities considered to be “available-for-sale,” any temporary unrealized gains and losses are included as a separate component of stockholders’ equity, net of applicable taxes. For those securities considered to be “trading,” any unrealized gains and losses are included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited), net of applicable taxes. Additionally, realized gains and losses, changes in value judged to be other-than-temporary, interest and dividends are also included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited), net of applicable taxes.
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
As of July 4, 2009, $7.4 million ($7.6 million par value) of our investments in auction rate securities is reflected as current assets and $6.8 million ($7.3 million par value) is reflected as non-current assets on our Condensed Consolidated Balance Sheet. The entire amount of auction rate securities is reflected as non-current assets on our Condensed Consolidated Balance Sheet as of January 3, 2009.
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
While the ARS Rights result in a put option which represents a separate freestanding instrument, the put option does not meet the definition of a derivative instrument under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). We have elected to measure the ARS Rights at fair value under SFAS No. 159, “ The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115 ” (“SFAS No. 159”) to better align changes in fair value of the ARS Rights with those of the underlying auction rate securities investments.
Prior to accepting the UBS settlement offer, we recorded all of our auction rate securities as available-for-sale investments. Upon accepting the UBS settlement, the Company made a one-time election to transfer its UBS auction rate securities holdings from available-for-sale securities to trading securities under SFAS No. 115. For auction rate securities classified as available-for-sale, we recognized unrealized holding gains of $292,000 and $689,000, respectively during the thirteen and twenty-six weeks ended July 4, 2009 and recognized unrealized holding losses of $4,000 and $462,000 during the thirteen and twenty-six weeks ended June 28, 2008. For auction rate securities classified as trading securities, we recognized realized holding gains of $229,000 and $398,000, respectively, offset by realized losses on the Company’s ARS Rights of $147,000 and $293,000, respectively, during the thirteen and twenty-six weeks ended July 4, 2009. The ARS Rights will continue to be measured at fair value under SFAS No. 159 until the earlier of our exercise of the ARS Rights or UBS’s purchase of the auction rate securities at par value in connection with the ARS Rights Agreement.
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
We recorded no bad debt expense for the thirteen and twenty-six weeks ended July 4, 2009 and June 28, 2008. Our allowance for doubtful accounts totaled $358,000 and $379,000 as of July 4, 2009 and January 3, 2009, respectively. The calculation of these amounts is based on judgment about the anticipated default rate on receivables owed to us as of the end of the reporting period. That judgment is based on uncollected account experience in prior years and our ongoing evaluation of the credit status of our customers and the communications industry in general.
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
Fair Value of Acquired Businesses — TMNG has acquired seven organizations over the last seven years. A significant component of the value of these acquired businesses has been allocated to intangible assets. SFAS No. 141 “Business Combinations” (“SFAS No, 141”), which applies to businesses acquired prior to the adoption of SFAS No. 141R, requires acquired businesses to be recorded at fair value by the acquiring entity. SFAS No. 141 also requires that intangible assets that meet the legal and separable criterion be separately recognized on the financial statements at their fair value, and provides guidance on the types of intangible assets subject to recognition. Determining the fair value for these specifically identified intangible assets involves significant professional judgment, estimates and projections related to the valuation to be applied to intangible assets like customer lists, employment agreements and tradenames. The subjective nature of management’s assumptions adds an increased risk associated with estimates surrounding the projected performance of the acquired entity. Additionally, as we amortize the intangible assets over time, the purchase accounting allocation directly impacts the amortization expense we record in our financial statements.
Impairment of Goodwill and Long-lived Assets — As of July 4, 2009, we have $7.8 million in goodwill and $3.8 million in long-lived intangible assets, net of accumulated amortization. Goodwill and other long-lived intangible assets arising from our acquisitions are subjected to periodic review for impairment. SFAS No. 142 “Goodwill and Other Intangible Assets” requires an evaluation of these indefinite-lived assets annually and whenever events or circumstances indicate that such assets may be impaired. The evaluation is conducted at the reporting unit level and compares the calculated fair value of the reporting unit to its book value to determine whether impairment has been deemed to occur. Any impairment charge would be based on the most recent estimates of the recoverability of the recorded goodwill. If the remaining book value assigned to goodwill in an acquisition is higher than the estimated fair value of the reporting unit, there is a requirement to write down these assets.
Fair value of our reporting units is determined using the income approach. The income approach uses a reporting unit’s projection of estimated cash flows discounted using a weighted-average cost of capital analysis that reflects current market conditions. We also consider the market approach to valuing our reporting units, however due to the lack of comparable industry publicly available transaction data, we typically conclude a market approach will not adequately reflect our specific reporting unit operations. While the market approach is typically not expressly utilized, we do compare the results of our overall enterprise valuation to our market capitalization. Significant management judgments related to the income approach include:
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
Revenue Recognition — We recognize revenues from time and materials consulting contracts in the period in which our services are performed. We recognized $6.9 million and $9.3 million in revenues from time and materials contracts during the thirteen weeks ended July 4, 2009 and June 28, 2008, respectively. We recognized $13.1 million and $18.9 million in revenues from time and materials contracts during the twenty-six weeks ended July 4, 2009 and June 28, 2008, respectively. In addition to time and materials contracts, our other types of contracts include fixed fee contracts, and contingent fee contracts. During the thirteen weeks ended July 4, 2009 and June 28, 2008, we recognized $9.9 million and $11.3 million in revenues on these other types of contracts. We recognized $17.9 million and $23.2 million in revenues from these other types of contracts during the twenty-six weeks ended July 4, 2009 and June 28, 2008, respectively. We recognize revenues on milestone or deliverables-based fixed fee contracts and time and materials contracts not to exceed contract price using the percentage of completion method prescribed by AICPA Statement of Position (“SOP”) No. 81-1, “ Accounting for Performance of Construction-Type and Certain Production-Type Contracts ” (“SOP No. 81-1”). For fixed fee contracts where services are not based on providing deliverables or achieving milestones, we recognize revenues on a straight-line basis over the period during which such services are expected to be performed. In connection with some fixed fee contracts, we receive payments from customers that exceed recognized revenues. We record the excess of receipts from customers over recognized revenue as deferred revenue. Deferred revenue is classified as a current liability to the extent it is expected to be earned within twelve months from the date of the balance sheet.
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
We also may enter into contingent fee contracts, in which revenue is subject to achievement of savings or other agreed upon results, rather than time spent. Due to the nature of contingent fee contracts, we recognize costs as they are incurred on the project and defer revenue recognition until the revenue is realizable and earned as agreed to by our clients. Although these contracts can be very rewarding, the profitability of these contracts is dependent on our ability to deliver results for our clients and control the cost of providing these services. These types of contracts are typically more results-oriented and are subject to greater risk associated with revenue recognition and overall project profitability than traditional time and materials contracts. Revenues associated with contingent fee contracts were not material during the thirteen and twenty-six weeks ended July 4, 2009 and June 28, 2008.
Share-based Compensation Expense — We grant stock options and non-vested stock to our employees and also provide employees the right to purchase our stock at a discount pursuant to an employee stock purchase plan. The benefits provided under these plans are share-based payment awards subject to the provisions of SFAS No. 123R, “Share-based Payments” (“SFAS No. 123R”). Under SFAS No. 123R, we are required to make significant estimates related to determining the value of our share-based compensation. Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock which are obtained from public data sources. For stock option grants issued during the thirteen and twenty-six weeks ended July 4, 2009, we used a weighted-average expected stock-price volatility of 61%. The expected term of options granted is based on the simplified method in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 110 as our historical share option exercise experience does not provide a reasonable basis for estimation. As such, we used a weighted-average expected option life assumption of 6.25 years.
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
In addition, under SFAS No. 123R we are required to net estimated forfeitures against compensation expense. This requires us to estimate the number of awards that will be forfeited prior to vesting. If actual forfeitures in future periods are different than our initial estimate, the compensation expense that we ultimately record under SFAS No. 123R may differ significantly from what was originally estimated. The estimated forfeiture rate for unvested options outstanding as of July 4, 2009 is 36%.
Accounting for Income Taxes — Accounting for income taxes requires significant estimates and judgments on the part of management. Such estimates and judgments include, but are not limited to, the effective tax rate anticipated to apply to tax differences that are expected to reverse in the future, the sufficiency of taxable income in future periods to realize the benefits of net deferred tax assets and net operating losses currently recorded and the likelihood that tax positions taken in tax returns will be sustained on audit. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” and Financial Accounting Standards Board (“FASB”)

Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). As required by SFAS No. 109, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of July 4, 2009, cumulative valuation allowances in the amount of $35.0 million were recorded in connection with the net deferred income tax assets. As required by FIN 48, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the Interpretation. Pursuant to FIN 48, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As of July 4, 2009, we have recorded a liability of approximately $950,000 for unrecognized tax benefits.
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
Research and Development and Capitalized Software Costs — Software development costs are accounted for in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. We capitalize development costs incurred during the period between the establishment of technological feasibility and the release of the final product to customers. During the thirteen and twenty-six weeks ended July 4, 2009, software development costs of $101,000 and $246,000, respectively, were expensed as incurred. During the thirteen and twenty-six weeks ended June 28, 2008, software development costs of $212,000 and $396,000, respectively, were expensed as incurred. No software development costs were capitalized during the thirteen and twenty-six weeks ended July 4, 2009 and June 28, 2008.
RESULTS OF OPERATIONS
THIRTEEN WEEKS ENDED JULY 4, 2009 COMPARED TO THIRTEEN WEEKS ENDED JUNE 28, 2008
REVENUES
Revenues decreased 18.2% to $16.8 million for the thirteen weeks ended July 4, 2008 from $20.6 million for the thirteen weeks ended June 28, 2008. The decrease in revenues is primarily due to a deferral or reduction of demand for consulting and software services by the communications industry resulting from the adverse economic environment in both the United States and Europe.
Management Consulting Services Segment — Management Consulting Services segment revenues decreased 13.2% to $13.1 million for the second first quarter of 2009 from $15.1 million for the same period of 2008. Revenues in our global operational consulting practices decreased by $0.8 million and revenues in our global strategy consulting practices decreased by $1.2 million.
During the thirteen weeks ended July 4, 2009, this segment provided services on 88 customer projects, compared to 122 projects performed in the thirteen weeks ended June 28, 2008. Average revenue per project was $149,000 in the thirteen weeks ended July 4, 2009, compared to $124,000 in the thirteen weeks ended June 28, 2008. Our international revenues from this segment decreased to $1.1 million for the thirteen weeks ended July 4, 2009 from $2.8 million for the thirteen weeks ended June 28, 2008. International revenues have decreased as a percentage of total revenues of the segment from 18.6% to 8.5%. The decrease in international revenues was due to the completion of a major international project and unfavorable exchange rate movements.
Revenues recognized in connection with fixed price engagements totaled $8.1 million and $9.6 million, representing 61.4% and 63.5% of total revenues of the segment, for the thirteen weeks ended July 4, 2009 and June 28, 2008, respectively. This decrease is primarily due to lower overall demand for consulting services as reflected in the comparable level of fixed fee projects as a percentage of segment revenues for the two periods.
Software Solutions Segment — Software Solutions segment revenues decreased by 32.1% to $3.7 million for the thirteen weeks ended July 4, 2009 from $5.5 million for the thirteen weeks ended June 28, 2008. All revenues were generated internationally. During the thirteen weeks ended July 4, 2009 and June 28, 2008, this segment provided services on 88 and 75 customer projects, respectively. Average software and services revenue per project was approximately $35,000 and $65,000, respectively, for the thirteen weeks ended July 4, 2009 and June 28, 2008. The decrease in revenue per project for the thirteen weeks ended July 4, 2009 as compared to the 2008 period is primarily due to unfavorable exchange rate movements and decline in demand for software services. In addition, revenues from post-contract support services were approximately $556,000 and $594,000 for the thirteen weeks ended July 4, 2009 and June 28, 2008, respectively.
COSTS OF SERVICES
Costs of services decreased 14.3% to $9.5 million for the thirteen weeks ended July 4, 2009 from $11.1 million for the thirteen weeks ended June 28, 2008. Our gross margin was 43.6% for the thirteen weeks ended July 4, 2009 compared to 46.2% for the thirteen weeks ended June 28, 2008. The decrease in gross margin in the second quarter of 2009 as compared to the same period of 2008 is primarily due to the mix of business shifting from strategy engagements to longer term and lower margin management consulting projects along with revenue levels declining more significantly than costs have been reduced. Costs of services also included amortization of intangible assets of $146,000 and $186,000, respectively, for the thirteen weeks ended July 4, 2009 and June 28, 2008, related to acquired software. The reduction in intangible amortization is due to exchange rate movements.
OPERATING EXPENSES
Operating expenses decreased 57.5% to $7.8 million for the thirteen weeks ended July 4, 2009, from $18.4 million for the thirteen weeks ended June 28, 2008. Excluding the $9.1 million of goodwill impairment in the thirteen weeks ended June 28, 2008, operating expenses decreased by 16.2% in the thirteen weeks ended July 4, 2009 from the same period of 2008. Operating expenses for both periods included selling, general and administrative expenses (inclusive of share-based compensation) and intangible asset amortization.
Selling, general and administrative expenses decreased to $7.4 million for the thirteen weeks ended July 4, 2009, compared to $8.1 million for the thirteen weeks ended June 28, 2008. As a percentage of revenues, our selling, general and administrative expense was 43.7% for the thirteen weeks ended July 4, 2009, compared to 39.5% for the thirteen weeks ended June 28, 2008. The decrease in selling, general and administrative expenses was primarily due to decreases in compensation costs through headcount reductions. For the thirteen weeks ended July 4, 2009, selling, general and administrative expenses include losses related to changes in foreign currency exchange rates of $0.4 million compared to gains of $0.1 million during the thirteen weeks ended June 28, 2008. We continue to evaluate alignment of costs to revenues for each operating segment.
Intangible asset amortization decreased by $755,000 to $491,000 for the thirteen weeks ended July 4, 2009, compared to $1,246,000 for the thirteen weeks ended June 28, 2008. The decrease in amortization expense was primarily due to the completion of amortization of some intangibles recorded in connection with acquisitions, along with exchange rate movements.
OTHER INCOME AND EXPENSES
Interest income was $56,000 and $211,000 for the thirteen weeks ended July 4, 2009 and June 28, 2008, respectively, and represented interest earned on invested balances. Interest income decreased for the thirteen weeks ended July 4, 2009 as compared to the thirteen weeks ended June 28, 2008 due primarily to reductions in interest rates and reductions in invested balances. We primarily invest in money market funds and have holdings in auction rate securities. For the thirteen weeks ended July 4, 2009, other income includes $229,000 in realized holding gains for auction rate securities classified as trading securities, offset by realized losses on our ARS Rights of $147,000.
INCOME TAXES
In the thirteen weeks ended July 4, 2009, we recorded an income tax benefit of $38,000 compared to an income tax provision of $160,000 during the thirteen weeks ended June 28, 2008. The tax benefit for the thirteen weeks ended July 4, 2009 is primarily related to deferred tax benefit recognized on losses for the period in our United Kingdom operations. The income tax provision in the 2008 period is primarily due to the profitability of our United Kingdom operations. For the thirteen weeks ended July 4, 2009 and June 28, 2008, we recorded no income tax benefit related to our domestic pre-tax losses in accordance with the provisions of SFAS No. 109 “Accounting for Income Taxes” which requires an estimation of our ability to use recorded deferred income tax assets. We have recorded a valuation allowance against all domestic and certain international deferred income tax assets generated due to uncertainty about their ultimate realization due to our history of operating losses. If we continue to report domestic net operating losses for financial reporting, no additional tax benefit would be recognized for those losses, since we will not have accumulated enough positive evidence to support our ability to utilize the net operating loss carryforwards in the future.

NET LOSS
We had a net loss of $0.4 million for the thirteen weeks ended July 4, 2009 compared to net loss of $8.9 million for the thirteen weeks ended June 28, 2008. The decrease in net loss is primarily attributable to goodwill impairment charges of $9.1 million in the 2008 period, effective cost management initiatives and a decrease in intangible amortization, partially offset by a contraction in revenues, including the negative impact of foreign exchange rates, and the resulting negative impact on gross margins.
TWENTY-SIX WEEKS ENDED JULY 4, 2009 COMPARED TO TWENTY-SIX WEEKS ENDED JUNE 28, 2008
REVENUES
Revenues decreased 26.3% to $31.0 million for the twenty-six weeks ended July 4, 2008 from $42.1 million for the twenty-six weeks ended June 28, 2008. The decrease in revenues is primarily due to a deferral or reduction of demand for consulting and software services by the communications industry resulting from the adverse economic environment in both the United States and Europe.
Management Consulting Services Segment — Management Consulting Services segment revenues decreased $7.3 million, or 23.6%, to $23.8 million for the twenty-six weeks ended 2009 from $31.1 million for the same period of 2008. Revenues in our global operational consulting practices decreased by $5.5 million and revenues in our global strategy consulting practices decreased by $1.8 million.
During the twenty-six weeks ended July 4, 2009, this segment provided services on 110 customer projects, compared to 166 projects performed in the twenty-six weeks ended June 28, 2008. Average revenue per project was $216,000 in the twenty-six weeks ended July 4, 2009 compared to $187,000 in the twenty-six weeks ended June 28, 2008. Our international revenues from this segment decreased to $2.2 million for the twenty-six weeks ended July 4, 2009 from $5.3 million for the twenty-six weeks ended June 28, 2008. International revenues have decreased as a percentage of total revenues of the segment from 17.1% in the twenty-six weeks ended June 28, 2008 to 9.4% in the 2009 period. The decrease in international revenues was due to the completion of a major international project and unfavorable exchange rate movements.
Revenues recognized in connection with fixed price engagements totaled $13.8 million and $19.2 million, representing 58.2% and 61.6% of total revenues of the segment, for the twenty-six weeks ended July 4, 2009 and June 28, 2008, respectively.
Software Solutions Segment — Revenues of $7.3 million and $11.0 million, respectively, were generated for the twenty-six weeks ended July 4, 2009 and June 28, 2008. All revenues were generated internationally. During the twenty-six weeks ended July 4, 2009 and June 28, 2008, this segment provided services on 117 and 114 customer projects, respectively. Average software and services revenue per project was approximately $50,000 and $87,000 for the twenty-six weeks ended July 4, 2009 and June 28, 2008, respectively. The decrease in revenue per project for the thirteen weeks ended July 4, 2009 as compared to the 2008 period is primarily due to unfavorable exchange rate movements and decline in demand for software services. In addition, revenues from post-contract support services were approximately $1,071,000 and $1,145,000 for the twenty-six weeks ended July 4, 2009 and June 28, 2008, respectively.
COSTS OF SERVICES
Costs of services decreased 19.0% to $18.2 million for the twenty-six weeks ended July 4, 2009 compared to $22.5 million for the twenty-six weeks ended June 28, 2008. As a percentage of revenues, our gross margin was 41.3% for the twenty-six weeks ended July 4, 2009, compared to 46.6% for the twenty-six weeks ended June 28, 2008. The decrease in gross margin for the twenty-six weeks ended July 4, 2009 as compared to the twenty-six weeks ended June 28, 2008 is primarily due to the mix of business shifting from strategy engagements to longer term and lower margin management consulting projects along with revenue levels declining more significantly than costs have been reduced. Costs of services also included amortization of intangible assets of $280,000 and $371,000, respectively for the twenty-six weeks ended July 4, 2009 and June 28, 2008, related to acquired software. The reduction in intangible amortization is due to exchange rate movements.
OPERATING EXPENSES
Operating expenses decreased by 44.9% to $15.7 million for the twenty-six weeks ended July 4, 2009, from $28.5 million for the twenty-six weeks ended June 28, 2008. Excluding the $9.1 million of goodwill impairment in the twenty-six weeks ended June 28, 2008, operating expenses decreased by 19.2% from the same period in 2008. Operating expenses for both periods included selling, general and administrative expenses (inclusive of share-based compensation) and intangible asset amortization.
Selling, general and administrative expenses decreased to $14.8 million for the twenty-six weeks ended July 4, 2009, compared to $17.0 million for the twenty-six weeks ended June 28, 2008. As a percentage of revenues, our selling, general and administrative expense was 47.6% for the twenty-six weeks ended July 4, 2009, compared to 40.3% for the twenty-six weeks ended June 28, 2008. The decrease in selling, general and administrative expenses was primarily due to a reduction in professional services fees and decreases in compensation costs through headcount reductions. For the twenty-six weeks ended July 4, 2009, selling, general and administrative expenses include loses related changes in foreign currency exchange rates of $0.6 million compared to gains of $0.2 million during the twenty-six weeks ended June 28, 2008. We continue to evaluate alignment of costs to revenues for each operating segment.

Intangible asset amortization decreased by $1,529,000 to $965,000 for the twenty-six weeks ended July 4, 2009. The decrease in amortization expense was primarily due to the completion of amortization of some intangibles recorded in connection with acquisitions, along with exchange rate movements.
OTHER INCOME AND EXPENSES
Interest income was $138,000 and $517,000 for the twenty-six weeks ended July 4, 2009 and June 28, 2008, respectively, and represented interest earned on invested balances. Interest income decreased for the twenty-six weeks ended July 4, 2009 as compared to the twenty-six weeks ended June 28, 2008 due primarily to reductions in invested balances and reductions in interest rates. We primarily invest in money market funds and have holdings in auction rate securities. For the twenty-six weeks ended July 4, 2009, other income includes $398,000 in realized holding gains for auction rate securities classified as trading securities, offset by realized losses on our ARS Rights of $293,000.
INCOME TAXES
In the twenty-six weeks ended July 4, 2009, we recorded an income tax benefit of $160,000 compared to an income tax provision of $242,000 during the twenty-six weeks ended June 28, 2008. The tax benefit for the twenty-six weeks ended July 4, 2009 is primarily related to deferred tax benefit recognized on losses for the period in our United Kingdom operations. The income tax provision in the 2008 period is primarily due to the profitability of our United Kingdom operations. For the twenty-six weeks ended July 4, 2009 and June 28, 2008, we recorded no income tax benefit related to our domestic pre-tax losses in accordance with the provisions of SFAS No. 109 “Accounting for Income Taxes” which requires an estimation of our ability to use recorded deferred income tax assets. We have recorded a valuation allowance against all domestic and certain international deferred income tax assets generated due to uncertainty about their ultimate realization due to our history of operating losses. If we continue to report domestic net operating losses for financial reporting, no additional tax benefit would be recognized for those losses, since we will not have accumulated enough positive evidence to support our ability to utilize the net operating loss carryforwards in the future.
NET LOSS
We had net loss of $2.5 million for the twenty-six weeks ended July 4, 2009 compared to a net loss of $8.6 million for the twenty-six weeks ended June 28, 2008. This decrease in net loss is primarily attributable to goodwill impairment charges of $9.1 million in the 2008 period, effective cost management initiatives and a decrease in intangible amortization, partially offset by a contraction in revenues, including the negative impact of foreign exchange rates, and the resulting negative impact on gross margins.
LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities was $0.5 million for the twenty-six weeks ended July 4, 2009. Net cash provided by operating activities was $6.8 million for the twenty-six weeks ended June 28, 2008. The reduction in cash flows from operating activities for the twenty-six weeks ended July 4, 2009 as compared to the same period in 2008 was due to declines in operating results and negative cash flows from net working capital changes.
Net cash used in investing activities was $1.0 million for the twenty-six weeks ended July 4, 2009 and net cash used in investing activities was $0.2 million for the twenty-six weeks ended June 28, 2008. Investing activities for the twenty-six weeks ended July 4, 2009 included $0.7 million in earn-out payments related to the acquisition of Cartesian. Investing activities in fiscal year 2008 included $0.8 million and $1.3 million in earn-out payments related to the acquisitions of RVA and Cartesian, respectively. Investing activities in fiscal year 2008 also included $0.1 million in payments for TWG working capital true-ups. Investing activities include proceeds from sales of short-term investments of $2.3 million in the twenty-six weeks ended June 28, 2008. Net cash used in investing activities also included $255,000 and $312,000 for the twenty-six weeks ended July 4, 2009 and June 28, 2008, respectively, related to the purchase of office equipment, software and computer equipment.
Net cash provided by financing activities was $3.0 million for the twenty-six weeks ended July 4, 2009. Net cash used in financing activities was $3.9 million for the twenty-six weeks ended June 28, 2008. Financing activities in the 2009 period included $3.4 million in proceeds from line of credit borrowings. During the 2008 period, $3.2 million was utilized to purchase shares of our common stock. In addition, in both periods cash was used to make payments on long-term obligations, including unfavorable contract obligations assumed as part of the RVA acquisition.
At July 4, 2009, we had approximately $9.5 million in cash and cash equivalents ($4.7 million of which is denominated in pounds sterling) and $15.4 million in net working capital. In addition, as discussed below, we have established lines of credit totaling $8.5 million against our auction rate securities portfolio, of which we have borrowed $4.8 million as of July 4, 2009. We believe we have sufficient cash and access to credit to meet anticipated cash requirements, including anticipated capital expenditures, earn-out payments, and any future operating losses that may be incurred, for at least the next 12 months. Should our cash and available lines of credit prove insufficient we may need to obtain new debt or equity financing to support our operations or complete acquisitions. Recently, credit and capital markets have experienced unusual volatility and disruption, and equity and debt financing have become more expensive and difficult to obtain. If we need to obtain new debt or equity financing to support our operations or complete acquisitions in the future, we may be unable to obtain debt or equity financing or reasonable terms. We have established a flexible model that provides a lower fixed cost structure than most consulting firms, enabling us to scale operating cost structures more quickly based on market conditions, although there is a lag in time required to scale the business appropriately if revenues are reduced. If demand for our consulting services continues to decline or we continue to experience negative cash flow, we could experience liquidity challenges at some point in the future.
As previously discussed, the liquidity of auction rate securities has been negatively impacted by recent events in the credit markets. As of July 4, 2009, we hold auction rate securities in the face amount of $14.8 million collateralized by government guaranteed student loans. The estimated fair value of the auction rate securities and related ARS Rights is $14.2 million as of July 4, 2009. Beginning in February 2008, auctions of our auction rate securities portfolio failed to receive sufficient order interest from potential investors to clear successfully, resulting in failed auction status. The principal associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers establish a different form of financing to replace these securities or final payments come due according to contractual maturities ranging from approximately 22 to 36 years.
During the third quarter of 2008, state and federal regulators reached settlement agreements with both of the brokers who advised us to purchase the auction rate securities we currently hold. The settlement agreements with the regulators were intended to eventually provide liquidity for holders of auction rate securities. On November 13, 2008, we entered into a settlement with UBS to provide liquidity for our $7.6 million auction rate securities portfolio held with a UBS affiliate. Pursuant to the terms of the Settlement, UBS issued to ARS Rights to us, allowing us to sell to UBS our auction rate securities held in accounts with UBS and UBS affiliates at par value at any time during the period beginning June 30, 2010 and ending July 2, 2012. As consideration for the issuance of the ARS Rights, we (1) released UBS from all claims for damages (other than consequential damages) directly or indirectly relating to UBS’s marketing and sale of auction rate securities, and (2) granted UBS the discretionary right to sell or otherwise dispose of our auction rate securities, provided that we are paid the par value of the auction rate securities upon any disposition. At July 4, 2009, the ARS Rights had an estimated fair value of $0.6 million.
Pursuant to the settlement, we entered into a line of credit from UBS or its affiliates for up to 75% of the market value of its auction rate securities. The line of credit provides us with an uncommitted, demand revolving line of credit of up to 75% of the market value, as determined by UBS in its sole discretion, of our auction rate securities that are pledged as collateral. The interest that we pay on the line of credit will not exceed the interest that we receive on the auction rate securities pledged to UBS as security for the line of credit. UBS may demand full or partial payment of amounts borrowed on the line of credit, at its sole option and without cause, at any time. UBS may, at any time, in its discretion, terminate and cancel the line of credit. If at any time UBS exercises its right of demand, then a UBS affiliate shall provide, as soon as reasonably possible, alternative financing on substantially the same terms and conditions as those under the line of credit and UBS agrees that the line of credit shall remain in full force and effect until such time as such alternative financing has been established. If alternative financing cannot be established, then a UBS-related entity will purchase the pledged auction rate securities at par value. If we elect to sell any auction rate securities that are pledged as collateral under the line of credit to a purchaser other than UBS, UBS intends to exercise its right to demand repayment of the line of credit relating to the auction rate securities sold by us. As of July 4, 2009, we had borrowed $4.8 million under the line of credit.
On March 19, 2009, we entered into a loan agreement with Citigroup Global Markets, Inc. (“Citigroup”) to provide liquidity for our $7.3 million auction rate securities portfolio held with Citigroup. Under the loan agreement, we have access to a revolving line of credit of up to 50% of the par value of the auction rate securities that we have pledged as collateral, or $3.625 million. The interest rate as of July 4, 2009 that we would pay on amounts borrowed is the federal funds rate plus 3.35%. The interest rate may change in future periods based on the change in the spread over the federal funds rate. The line of credit is not for any specific term or duration and Citigroup may demand full or partial payment of amounts borrowed on the line of credit, at its sole option and without cause, at any time. Citigroup may, at any time, in its discretion, terminate the line of credit with proper notice. No amounts have been borrowed against this line of credit.
Given our intent and expected ability to exercise our right under the ARS Rights to sell to UBS our auction rate securities held in accounts with UBS and UBS affiliates at par value on June 30, 2010, we have classified the entire amount of auction rate securities portfolio held with UBS and UBS affiliates, including the fair value of the ARS Rights, as short-term investments in the Condensed Consolidated Balance Sheet as of July 4, 2009. The remaining auction rate securities held in accounts with Citigroup are classified as noncurrent investments in the Condensed Consolidated Balance Sheet as of July 4, 2009.
Because we intend to exercise our right under the ARS Rights to sell to UBS our auction rate securities held in accounts with UBS and UBS affiliated on June 30, 2010, we have classified the line of credit with UBS as a current liability in the Condensed Consolidated Balance Sheet as of July 4, 2009. We had borrowed $4.8 million under this line of credit as of July 4, 2009. These borrowings were used to fund short-term liquidity needs.
As we are able to liquidate any of our auction rate securities portfolio we intend to reinvest in money market or similar investments any amounts not used to repay amounts borrowed under the lines of credit. We continually monitor the credit quality and liquidity of our auction rate securities. To the extent we believe we will not be able to collect all amounts due according to the contractual terms of a security, we will record an other-than-temporary impairment. This could require us to recognize losses in our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) (unaudited) in accordance with SFAS No. 115, which could be material.
FINANCIAL COMMITMENTS
During fiscal year 2007, we acquired all of the outstanding membership interests of RVA and acquired all of the outstanding shares of stock of TWG. In addition to consideration paid at closing for these acquisitions, we have potential contingent purchase price obligations of approximately $0.4 million and $1.5 million, respectively, at July 4, 2009 related to future earn-out consideration based upon the performance of RVA and TWG after the closing dates. Additionally, we have accrued $981,000 for consideration earned by RVA and payable during the fourth quarter 2009.
During the twenty-six weeks ended July 4, 2009, we entered into an agreement under which we have a commitment to purchase a minimum of $401,000 in computer software over a three year period. As of July 4, 2009, we have an obligation of $356,000 remaining under this commitment.
TRANSACTIONS WITH RELATED PARTIES
During the thirteen and twenty-six weeks ended July 4, 2009, we incurred legal fees of $1,000 and $7,000, respectively, for services provided by Bingham McCutchen, LLP, a law firm in which a member of our Board of Directors, Andrew Lipman, owns an equity interest. Fees incurred in the 2009 period were in connection with earn-out payments related to our acquisition of Cartesian and general legal matters related to our consulting offerings. During the thirteen and twenty-six weeks ended June 28, 2008, we incurred legal fees of $8,000 and $25,000, respectively, for services provided by Bingham McCutchen, LLP. Fees incurred in the 2008 period were in connection with income tax and potential acquisition related matters. Our Board of Directors has affirmatively determined that such payments do not constitute a material relationship between the director and the Company and concluded the director is independent as defined by the NASDAQ corporate governance rules. All payments were made within the limitations set forth by NASDAQ Rules as to the qualifications of an independent director.
As of July 4, 2009, there is one outstanding line of credit between the Company and its Chief Executive Officer, Richard P. Nespola, which originated in fiscal year 2001. Aggregate borrowings outstanding against the line of credit at July 4, 2009 totaled $300,000 and are due in 2011. These amounts are included in other assets in the non-current assets section of the Condensed Consolidated Balance Sheet. In accordance with the loan provisions, the interest rate charged on the loans is equal to the Applicable Federal Rate (AFR), as announced by the Internal Revenue Service, for short-term obligations (with annual compounding) in effect for the month in which the advance is made, until fully paid. Pursuant to the Sarbanes-Oxley Act, no further loan agreements or draws against the line may be made by the Company to, or arranged by the Company for its executive officers. Interest payments on this loan are current as of July 4, 2009.

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
A review and evaluation was performed by our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of July 4, 2009.
There was no change in internal control over financial reporting during the fiscal quarter ended July 4, 2009, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
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
(a) The Annual Meeting of stockholders of the Company was held on June 8, 2009.
(b) At the Annual Meeting of Stockholders, Robert J. Currey and Micky K. Woo were elected as directors. Other directors whose term of office continued after the meeting include: Richard P. Nespola, Andrew D. Lipman, Frank M. Siskowski and Roy A. Wilkens.
(c) With respect to the election of directors, 24,829,063 shares were voted for Robert J. Currey while authority was withheld with respect to 5,360,679 shares; and 24,857,552 shares were voted for Micky K. Woo while authority was withheld with respect to 5,332,190 shares. Stockholders approved amendments to the Company’s Employee Stock Purchase Plan: there were 12,451,190 votes in favor, 5,252,764 votes against, 3,629 votes abstained and 12,482,159 broker non-votes. Stockholders approved the Company’s Amended and Restated 1998 Equity Incentive Plan: there were 10,796,648 votes in favor, 6,904,806 votes against, 6,129 votes abstained and 12,482,159 broker non-votes. Stockholders ratified the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm: there were 27,345,425 votes in favor, 2,841,181 votes against and 3,135 votes abstained.

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

The Management Network Group, Inc. (Registrant)

Date: August 18, 2009	By	/s/ Richard P. Nespola
(Signature)
Richard P. Nespola Chairman and Chief Executive Officer (Principal executive officer)

Date: August 18, 2009	By	/s/ Donald E. Klumb
(Signature)
Donald E. Klumb Chief Financial Officer and Treasurer (Principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

Exhibit 31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.	Certifications furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.