Form 10-Q
period 2009-10-03
MANAGEMENT NETWORK GROUP INC
filed 2009-11-17
CIK 1094814

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 3, 2009
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
As of November 13, 2009, TMNG had outstanding 35,141,884 shares of common stock.

THE MANAGEMENT NETWORK GROUP, INC.
INDEX

PAGE
PART I. FINANCIAL INFORMATION:
ITEM 1. Condensed Consolidated Financial Statements (unaudited):
Condensed Consolidated Balance Sheets (unaudited) — October 3, 2009 and January 3, 2009	3
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) — Thirteen and Thirty-nine weeks ended October 3, 2009 and September 27, 2008	4
Condensed Consolidated Statements of Cash Flows (unaudited) — Thirty-nine weeks ended October 3, 2009 and September 27, 2008	5
Notes to Condensed Consolidated Financial Statements (unaudited)	6
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	29
ITEM 4. Controls and Procedures	29
ITEM 4T. Controls and Procedures	29
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings	29
ITEM 1A. Risk Factors	29
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	29
ITEM 3. Defaults Upon Senior Securities	30
ITEM 4. Submission of Matters to a Vote of Security Holders	30
ITEM 5. Other Information	30
ITEM 6. Exhibits	30
Signatures	31
Exhibits	32
EX-31
EX-32

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THE MANAGEMENT NETWORK GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

	October 3,	January 3,
	2009	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,293	$5,956
Short-term investments	7,392
Receivables:
Accounts receivable	10,540	8,247
Accounts receivable — unbilled	4,603	4,540

	15,143	12,787
Less: Allowance for doubtful accounts	(356)	(379)

Net receivables	14,787	12,408
Prepaid and other current assets	1,190	1,653

Total current assets	30,662	20,017

NONCURRENT ASSETS:
Property and equipment, net	2,042	1,801
Goodwill	7,702	6,240
Identifiable intangible assets, net	3,145	4,842
Noncurrent investments	6,854	13,404
Other noncurrent assets	379	410

Total Assets	$50,784	$46,714

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$1,493	$1,138
Current borrowings	4,850
Accrued payroll, bonuses and related expenses	4,604	4,053
Other accrued liabilities	2,297	3,010
Deferred revenue	1,083	476
Accrued contingent consideration	161	161
Unfavorable and other contractual obligations	694	697

Total current liabilities	15,182	9,535

NONCURRENT LIABILITIES:
Unfavorable and other contractual obligations	686	1,062
Noncurrent borrowings		1,485
Other noncurrent liabilities	1,130	1,006

Total noncurrent liabilities	1,816	3,553

Commitments and contingencies (Note 10)

Total stockholders’ equity	33,786	33,626

Total Liabilities and Stockholders’ Equity	$50,784	$46,714

See notes to unaudited condensed consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
Revenues	$16,812	$17,528	$47,834	$59,645
Cost of services (includes net non-cash share-based compensation expense of $53 and $65 for the thirteen weeks ended October 3, 2009 and September 27, 2008, respectively, and $221 and $447 for the thirty-nine weeks ended October 3, 2009 and September 27, 2008, respectively)	9,947	9,899	28,155	32,385

Gross Profit	6,865	7,629	19,679	27,260
Operating Expenses:
Selling, general and administrative (includes net non-cash share-based compensation expense of $120 and $133 for the thirteen weeks ended October 3, 2009 and September 27, 2008, respectively, and $503 and $977 for the thirty-nine weeks ended October 3, 2009 and September 27, 2008, respectively)	6,736	6,911	21,498	23,873
Goodwill and intangible asset impairment		1,086		10,165
Intangible asset amortization	506	885	1,471	3,379

Total operating expenses	7,242	8,882	22,969	37,417

Loss from operations	(377)	(1,253)	(3,290)	(10,157)
Other income (expense)
Interest income	50	233	188	750
Interest expense	(17)		(42)
Other income	45	24	151	24

Total other income	78	257	297	774

Loss before income tax provision	(299)	(996)	(2,993)	(9,383)
Income tax provision	(228)	(202)	(68)	(444)

Net loss	(527)	(1,198)	(3,061)	(9,827)

Other comprehensive income (loss):
Foreign currency translation adjustment	(449)	(1,792)	1,658	(1,833)
Unrealized gain (loss) on marketable securities	31	(384)	720	(846)

Comprehensive loss	$(945)	$(3,374)	$(683)	$(12,506)

Loss per common share
Basic and diluted	$(0.02)	$(0.03)	$(0.09)	$(0.28)

Weighted average shares used in calculation of net loss per basic and diluted common share	35,074	34,706	34,872	35,700

See notes to unaudited condensed consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	For the Thirty-nine Weeks Ended
	October 3,	September 27,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,061)	$(9,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill and intangible asset impairment		10,165
Depreciation and amortization	2,529	4,419
Share-based compensation	724	1,424
Deferred income taxes	27	(775)
Realized gains on investments	(122)
Bad debt recoveries		(150)
Other changes in operating assets and liabilities:
Accounts receivable	(1,905)	1,251
Accounts receivable — unbilled	134	2,544
Prepaid and other assets	426	157
Trade accounts payable	275	(584)
Deferred revenue	566	2
Accrued liabilities	493	(1,568)

Net cash provided by operating activities	86	7,058

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities/sales of short-term investments		2,325
Acquisition of businesses	(1,911)	(3,580)
Acquisition of property and equipment, net	(459)	(632)

Net cash used in investing activities	(2,370)	(1,887)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	3,400
Payments on line of credit	(35)
Payments made on long-term obligations	(508)	(1,257)
Purchases of common stock		(3,200)
Proceeds from exercise of stock options		27
Issuance of common stock through employee stock purchase plan	10	98

Net cash provided by (used in) financing activities	2,867	(4,332)

Effect of exchange rate on cash and cash equivalents	754	(1,201)

Net increase (decrease) in cash and cash equivalents	1,337	(362)
Cash and cash equivalents, beginning of period	5,956	10,022

Cash and cash equivalents, end of period	$7,293	$9,660

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$42

Cash paid during period for taxes	$151	$1,249

Accrued property and equipment additions	$387	$245

Supplemental disclosure of non-cash investing and financing transactions
Acquisition of business: Common Stock	$104	$921

Acquisition of business: Consideration Payable	$981	$1,462

See notes to unaudited condensed consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Reporting
The condensed consolidated financial statements and accompanying notes of The Management Network Group, Inc. and its subsidiaries (“TMNG,” “TMNG Global,” “we,” “us,” “our,” or the “Company”) as of October 3, 2009, and for the thirteen and thirty-nine weeks ended October 3, 2009 and September 27, 2008 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the Company’s condensed consolidated financial position, results of operations, and cash flows as of these dates and for the periods presented. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Consequently, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements nor those normally made in the Company’s annual report on Form 10-K. Accordingly, reference should be made to the Company’s annual consolidated financial statements and notes thereto for the fiscal year ended January 3, 2009, included in the 2008 Annual Report on Form 10-K (“2008 Form 10-K”) for additional disclosures, including a summary of the Company’s accounting policies. The Condensed Consolidated Balance Sheet as of January 3, 2009 has been derived from the audited Consolidated Balance Sheet at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Company has evaluated subsequent events for recognition or disclosure through November 17, 2009, which is the date these unaudited consolidated financial statements were issued.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the thirteen and thirty-nine weeks ended October 3, 2009 are not necessarily indicative of the results to be expected for the full year ending January 2, 2010.
Fair Value Measurement — For cash and cash equivalents, current trade receivables and current trade payables, the carrying amounts approximate fair value because of the short maturity of these items.
Research and Development and Capitalized Software Costs — During the thirteen and thirty-nine weeks ended October 3, 2009, software development costs of $144,000 and $390,000, respectively, were expensed as incurred. During the thirteen and thirty-nine weeks ended September 27, 2008, software development costs of $219,000 and $615,000, respectively, were expensed as incurred. No software development costs were capitalized during the thirteen and thirty-nine weeks ended October 3, 2009 and September 27, 2008.
Foreign Currency Transactions and Translation — TMNG Europe Ltd. (“TMNG Europe”), Cartesian Ltd. (“Cartesian”) and the international operations of Cambridge Strategic Management Group, Inc. (“CSMG”) conduct business primarily denominated in their respective local currency. Assets and liabilities have been translated to U.S. dollars at the period-end exchange rate. Revenues and expenses have been translated at exchange rates which approximate the average of the rates prevailing during each period. Translation adjustments are reported as a separate component of accumulated other comprehensive income in the consolidated statements of stockholders’ equity. Assets and liabilities denominated in other than the functional currency of a subsidiary are remeasured at rates of exchange on the balance sheet date. Resulting gains and losses on foreign currency transactions are included in the Company’s results of operations. Realized and unrealized exchange gains included in results of operations were $128,000 during the thirteen weeks ended October 3, 2009. Realized and unrealized exchange losses included in results of operations were $447,000 during the thirty-nine weeks ended October 3, 2009. Realized and unrealized exchange gains included in results of operations were $192,000 and $347,000, respectively, during the thirteen and thirty-nine weeks ended September 27, 2008. Realized and unrealized exchange gains included in results of operations are reflected in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations and Comprehensive Loss (unaudited).
Derivative Financial Instruments — As of October 3, 2009, the Company has open foreign currency forward contracts with a combined notional amount of $0.9 million. These forward contracts provide an economic hedge of fluctuations in euro denominated accounts receivable against the British pound, but have not been designated as hedges for accounting purposes. The change in fair value of these contracts as of October 3, 2009 was not material to the Company’s results of operations or financial position. The Company utilizes valuation models for these forward contracts that rely exclusively on Level 2 inputs, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurement and Disclosures. These contracts expire on staggered dates between November 30, 2009 and April 30, 2010. During the thirteen and thirty-nine weeks ended October 3, 2009, the Company recognized losses on these forward contracts of $53,000 and $29,000, respectively, which are included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations and Comprehensive Loss (unaudited).

Net Income (Loss) Per Share — The Company has not included the effect of stock options and nonvested shares in the calculation of diluted loss per share for the thirteen and thirty-nine weeks ended October 3, 2009 and September 27, 2008 as the Company reported a net loss for these periods and the effect would have been anti-dilutive.
Recent Accounting Pronouncements — In April 2009, the FASB issued ASC 820-10-65-4, Fair Value Measurement and Disclosures, Transition Related to FASB Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“ASC 820-10-65-4”), which is effective for interim and annual periods ending after June 15, 2009. ASC 820-10-65-4 provides additional guidance for determining fair value and requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period. The Company adopted this staff position upon issuance and it had no material impact on its consolidated financial statements.
In April 2009, the FASB issued ASC 825-10-65, Financial Instruments — Transition Related to FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“ASC 820-10-65”), effective for interim and annual periods ending after June 15, 2009. ASC 820-10-65 requires fair value disclosures of financial instruments on a quarterly basis, as well as new disclosures regarding the methodology and significant assumptions underlying the fair value measures and any changes to the methodology and assumptions during the reporting period. The Company adopted this guidance upon issuance.
In May 2009, the FASB issued ASC 855-10, Subsequent Events (“ASC 855-10”). ASC 855-10 incorporates the subsequent events guidance contained in the auditing standards literature into authoritative accounting literature. It also requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. This guidance is effective for all interim and annual periods ending after June 15, 2009. The Company adopted ASC 855-10 upon its issuance. Refer to the subsequent events disclosure above in this Note 1 — Basis of Reporting and the disclosure in Note 11 — Subsequent Event.
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
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which amends the consolidation guidance applicable to variable interest entities. The amendments to the consolidation guidance affect all entities currently within the scope of
FIN 46(R), as well as qualifying special-purpose entities that are currently excluded from the scope of FIN 46(R). SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact that the adoption of SFAS 167 will have on its consolidated financial statements.
In June 2009, the FASB issued ASC 105-10, Generally Accepted Accounting Principles — Overall (“ASC 105-10”) that established FASB Accounting Standards Codification (“Codification”), as the single source of authoritative U.S. GAAP for all non-governmental entities. The Codification, which launched July 1, 2009, changes the referencing and organization of accounting guidance and is effective for interim and annual periods ending after September 15, 2009. Since it is not intended to change or alter existing U.S. GAAP, the Codification does not have any impact on the Company’s financial condition or results of operations, but it does change the way GAAP is organized and presented. The Codification is effective for the Company’s third quarter ended October 3, 2009 financial statements and the principal impact on the Company’s financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.
In August 2009, FASB issued Accounting Standards Update (“ASU”) No. 2009-05 which amends Fair Value Measurements and Disclosures — Overall (ASC Topic 820-10) to provide guidance on the fair value measurement of liabilities. This update requires clarification for circumstances in which a quoted price in an active market for the identical liability is not available, in which event a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for a similar liability or similar liabilities when traded as an asset; or 2) another valuation technique that is consistent with the principles in ASC Topic 820 such as the income and market approach to valuation. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. This update is effective for the Company’s fiscal year ending January 2, 2010.
In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issue Task Force (“ASU 2009-13”), and Accounting Standards Update No. 2009-14, Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”). ASU 2009-13 requires companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third party evidence of value is not available. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. Both statements are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.
2. Auction Rate Securities
As of October 3, 2009, TMNG held $14.2 million in fair value of auction rate securities for which the underlying collateral is guaranteed through the Federal Family Education Loan Program of the U.S. Department of Education. The Company’s auction rate securities portfolio as of October 3, 2009 consisted of the following:

		Realized
		Gains	Unrealized	Fair Value at October 3, 2009
Issuer	Cost Basis	(Losses)	Losses	Current	Noncurrent

	(In thousands)

Trading Securities
Kentucky Higher Education Loan Revenue	$1,900	$(112)		$1,788
Missouri Higher Education Loan Revenue	1,800	(106)		1,694
Utah State Board of Regents Revenue Bonds	1,400	(83)		1,317
Access Group Inc. Federal Student Loan Asset Backed Notes	2,050	(252)		1,798
Kentucky Higher Education Loan Revenue	400	(24)		376

	7,550	(577)		6,973

Available-for-Sale Securities
Education Funding Capital Education Loan Backed Notes	6,250		$(369)		$5,881
Brazos Student Finance Corporation Student Loan Asset Backed Notes	1,000		(27)		973

	7,250		(396)		6,854

ARS Rights		419		419

	$14,800	$(158)	$(396)	$7,392	$6,854

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
While the ARS Rights result in a put option which represents a separate freestanding instrument, the put option does not meet the definition of a derivative instrument under FASB ASC 815, “Derivatives and Hedging.” The Company has elected to measure the ARS Rights at fair value under FASB ASC 825 to better align changes in fair value of the ARS Rights with those of the underlying auction rate securities investments.
Prior to accepting the UBS settlement offer, the Company recorded all of its auction rate securities as available-for-sale investments. Upon accepting the UBS settlement, the Company made a one-time election to transfer its UBS auction rate securities holdings from available-for-sale securities to trading securities under FASB ASC 320, “Investments-Debt and Equity Securities.” For auction rate securities classified as available-for-sale the Company recognized unrealized holding gains of $31,000 and $720,000, respectively during the thirteen and thirty-nine weeks ended October 3, 2009 and recognized unrealized holding losses of $384,000 and $846,000 during the thirteen and thirty-nine weeks ended September 27, 2008. Unrealized holding gains and losses on securities classified as available-for-sale are included as a separate component of stockholders’ equity, net of applicable taxes, and have been recognized in Other comprehensive income (loss) in the Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited). For auction rate securities classified as trading securities the Company recognized realized holding gains of $208,000 and $606,000, respectively, offset by realized losses on the Company’s ARS Rights of $191,000 and $484,000, respectively, during the thirteen and thirty-nine weeks ended October 3, 2009. Realized gains and losses on trading securities have been recognized in Other income in the Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited). The ARS Rights will continue to be measured at fair value under FASB ASC 825 until the earlier of the Company’s exercise of the ARS Rights or UBS’s purchase of the auction rate securities in connection with the ARS Rights.
Due to the lack of observable market quotes on the Company’s auction rate securities portfolio and ARS Rights, the Company utilizes valuation models that rely exclusively on Level 3 inputs, as defined by FASB ASC 820, including those that are based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of the Company’s auction rate securities portfolio and ARS Rights is subject to uncertainties that are difficult to predict. Factors that may impact the Company’s valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.
Given the Company’s intent to exercise its right under the ARS Rights to sell to UBS its auction rate securities held in accounts with UBS and UBS affiliates at par value on June 30, 2010, the Company has classified the entire amount of auction rate securities portfolio held with UBS affiliates, including the fair value of the ARS Rights, as short-term investments in the Condensed Consolidated Balance Sheet (unaudited) as of October 3, 2009. The remaining auction rate securities are classified as noncurrent investments in the Condensed Consolidated Balance Sheet (unaudited) as of October 3, 2009. The entire amount of auction rate securities is reflected as noncurrent assets on the Company’s Condensed Consolidated Balance Sheet as of January 3, 2009.
3. Line of Credit Agreements
As discussed above in Note 2, “Auction Rate Securities,” on November 13, 2008, the Company entered into a settlement with UBS to provide liquidity for the Company’s $7.6 million auction rate securities portfolio held with a UBS affiliate. As provided for in the settlement, the Company entered into a line of credit from UBS and its affiliates for up to 75% of the fair value of its auction rate securities. The line of credit provides the Company with an uncommitted, demand revolving line of credit of up to 75% of the fair value, as determined by UBS in its sole discretion, of the Company’s auction rate securities that the Company has pledged as collateral. The interest that the Company pays on the line of credit will not exceed the interest that the Company receives on the auction rate securities pledged to UBS as security for the line of credit. UBS may demand full or partial payment of amounts borrowed on the line of credit, at its sole option and without cause, at any time. UBS may, at any time, in its discretion, terminate and cancel the line of credit. If at any time UBS exercises its right of demand, then a UBS affiliate shall provide, as soon as reasonably possible, alternative financing on substantially the same terms and conditions as those under the line of credit and UBS agrees that the line of credit shall remain in full force and effect until such time as such alternative financing has been established. If alternative financing cannot be established, then a UBS-related entity will purchase the pledged auction rate securities at par value. If the Company elects to sell any auction rate securities that are pledged as collateral under the line of credit to a purchaser other than UBS, UBS intends to exercise its right to demand repayment of the line of credit relating to the auction rate securities sold by the Company.
Given the Company’s intent to liquidate the auction rate securities related to the line of credit with UBS within one year and the requirement that the Company concurrently repay the amounts borrowed on the line of credit, the Company has classified this debt as a current liability in the Condensed Consolidated Balance Sheet (unaudited) as of October 3, 2009. The Company classified the line of credit as a noncurrent liability in the Condensed Consolidated Balance Sheet as of January 3, 2009. The Company had borrowed $4,850,000 and $1,485,000 under this line of credit as of October 3, 2009 and January 3, 2009, respectively. $3,400,000 was borrowed during the thirty-nine weeks ended October 3, 2009. No amounts were borrowed during the thirteen weeks ended October 3, 2009 and September 27, 2009, or the thirty-nine weeks ended September 27, 2008. These borrowings were used to fund short-term liquidity needs. Because amounts borrowed under the line of credit bear interest at a floating rate and have a remaining maturity of less than one year, the fair value of this financial instrument approximates its carrying value.
On March 19, 2009, the Company entered into a loan agreement with Citigroup Global Markets, Inc. (“Citigroup”) to provide liquidity for the Company’s $7.3 million auction rate securities portfolio held with Citigroup. Under the loan agreement, the Company has access to a revolving line of credit of up to 50% of the par value of the auction rate securities that the Company has pledged as collateral, or $3.625 million. The current interest rate on the line of credit is the federal funds rate plus 3.65%. The interest rate may change in future periods based on the change in the spread over the federal funds rate. The line of credit is not for any specific term or duration and Citigroup may demand full or partial payment of amounts borrowed on the line of credit, at its sole option and without cause, at any time. Citigroup may, at any time, in its discretion, terminate the line of credit with proper notice. No amounts have been borrowed against this line of credit.

4. Business Combinations
TWG Consulting, Inc.
On October 5, 2007, the Company acquired all of the outstanding shares of stock of TWG Consulting, Inc. (“TWG”), a privately-held management consulting firm. Under the purchase agreement, TMNG agreed to acquire the entire ownership interest in TWG for a total cash purchase price of $1.7 million, including approximately $1.2 million paid for TWG’s working capital. In the event TWG achieves certain performance targets, total consideration under the purchase agreement could increase to $3.4 million, including $1.3 million of possible contingent cash consideration and approximately 0.7 million shares of TMNG common stock valued at $0.4 million based on the share price as of October 3, 2009. As of October 3, 2009 and January 3, 2009, negative goodwill of $161,000 is reflected as a current liability based on the anticipated resolution of the contingent feature. If and when contingent payments are earned, the Company will apply the payments against these contingent liabilities. TWG is presented as a component of the Management Consulting Services segment.
The aggregate purchase price of $1.9 million consisted of the following (in thousands):

Cash paid at closing	$1,660
Transaction costs	59
Accrued contingent consideration	161

Total purchase price recognized at October 3, 2009	$1,880

RVA Consulting, LLC
On August 3, 2007, the Company acquired all of the outstanding membership interests of RVA Consulting, LLC (“RVA”) pursuant to a Membership Interest Purchase Agreement with the members of RVA. TMNG assumed all liabilities of RVA, subject to certain indemnities on the part of the selling members. Certain of the selling members continue to be employed by and participate in the management of RVA after the closing date pursuant to written employment agreements. RVA is presented as a component of the Management Consulting Services segment. In addition to cash consideration paid at closing, the transaction included additional consideration for working capital true-ups and potential earn-out consideration based upon performance of RVA through June 30, 2010. The aggregate potential purchase price of $11.5 million consists of the following (in thousands):

Cash paid at closing	$6,625
Transaction costs	247
Contingent cash consideration earned	2,292
Contingent cash consideration earned but not yet paid	981
Contingent stock consideration earned (based on June 30, 2008 measurement date)	921
Contingent stock consideration earned but not yet paid (based on June 30, 2009 measurement date)	104

Total purchase price recognized at October 3, 2009	11,170

Remaining contingent cash consideration	344
Remaining contingent stock consideration (based on share price as of October 3, 2009)	61

Aggregate potential consideration	$11,575

The Company has accrued $981,000 in “Other accrued liabilities” on the Condensed Consolidated Balance Sheet related to contingent cash consideration which has been earned but not paid as of October 3, 2009. This liability is expected to be paid during the thirteen weeks ended January 2, 2010.
Cartesian Limited
On January 2, 2007, the Company acquired one hundred percent of the outstanding common stock of Cartesian. Cartesian is presented within the Software Solutions Segment. In addition to cash consideration paid at closing, the transaction included additional consideration for working capital true-ups and potential earn-out consideration based upon performance of Cartesian after the closing date. During the fourth quarter of 2008, in consideration for the selling parties relinquishing certain management rights, the remaining contingent consideration was deemed earned. In addition, a payment of $372,000 scheduled to be made in 2010 was accelerated and paid in 2008. As of

January 3, 2009, the remaining cash consideration of $1.9 million was included in other accrued liabilities on the Condensed Consolidated Balance Sheet. During the thirteen weeks ended April 4, 2009, the Company paid $0.7 million of the accrued earn-out. During the thirteen weeks ended October 3, 2009, the remaining earn-out balance of $1.2 million was paid. The aggregate purchase price of $15.5 million consisted of the following (in thousands):

Cash paid at closing	$6,495
Transaction costs	534
Contingent consideration earned and paid	8,462

Aggregate purchase price	$15,491

5. Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill for the thirty-nine weeks ended October 3, 2009 are as follows (in thousands):

	Management	Software
	Consulting	Solutions
	Segment	Segment	Total
Balance as of January 3, 2009	$2,465	$3,775	$6,240
2009 RVA goodwill from contingent consideration earned	1,085		1,085
Changes in foreign currency exchange rates		377	377

Balance as of October 3, 2009	$3,550	$4,152	$7,702

Included in intangible assets, net are the following (in thousands):

	October 3, 2009		January 3, 2009
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Customer relationships	$5,310	$(3,154)	$5,136	$(2,072)
Acquired software	2,387	(1,641)	2,170	(1,085)
Employment agreements	1,991	(1,748)	1,847	(1,154)

	$9,688	$(6,543)	$9,153	$(4,311)

Intangible amortization expense for the thirteen weeks ended October 3, 2009 and September 27, 2008 was $659,000 and $1,063,000, respectively, including $154,000 and $179,000 reported in cost of services for the thirteen weeks ended October 3, 2009 and September 27, 2008, respectively. Intangible amortization expense for the thirty-nine weeks ended October 3, 2009 and September 27, 2008 was $1,905,000 and $3,928,000, respectively, including $434,000 and $549,000 reported in cost of services for the thirty-nine weeks ended October 3, 2009 and September 27, 2008, respectively. Future intangible amortization expense is estimated to be as follows (in thousands):

		Estimated
		intangible
	Total estimated	amortization to
	intangible	be included in
Future Period	amortization	cost of services
Remainder of fiscal year 2009	$647	$149
Fiscal year 2010	2,002	597
Fiscal year 2011	496
The Company evaluates goodwill for impairment on an annual basis on the last day of the first fiscal month of the fourth quarter and whenever events or circumstances indicate that these assets may be impaired. Management determined that there were no events or changes in circumstances during the thirteen weeks ended October 3, 2009 which indicated that goodwill needed to be tested for impairment during the period.
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
These impairment losses were reflected as a component of Loss from Operations in the Statement of Operations and Comprehensive Loss. The Company performed its impairment tests for goodwill in accordance with FASB ASC 350 “Intangibles-Goodwill and Other.”
6. Share-Based Compensation
The Company issues stock option awards and nonvested share awards under its share-based compensation plans. The key provisions of the Company’s share-based compensation plans are described in Note 6 to the Company’s consolidated financial statements included in the 2008 Form 10-K.
During the thirteen and thirty-nine weeks ended October 3, 2009, the Company recognized no income tax benefits related to share-based compensation arrangements. During the thirteen and thirty-nine weeks ended September 27, 2008, the Company recognized income tax benefits of $72,000 and $247,000, respectively, related to share-based compensation arrangements.
1998 Equity Incentive Plan
Stock Options
A summary of the option activity under the Company’s Amended and Restated 1998 Equity Incentive Plan (the “1998 Plan”), as of October 3, 2009 and changes during the thirty-nine weeks then ended is presented below:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at January 3, 2009	4,288,075	$3.62
Granted	47,500	$0.30
Forfeited/cancelled	(467,164)	$3.89

Outstanding at October 3, 2009	3,868,411	$3.54

Options vested and expected to vest at October 3, 2009	3,493,687	$3.69

Options exercisable at October 3, 2009	2,875,432	$4.05

Weighted average fair value of options granted during the period		$0.17
Nonvested Shares
A summary of the status of nonvested stock issued under the 1998 Plan as of October 3, 2009 and changes during the thirty-nine weeks then ended is presented below:

		Weighted
		Average Grant
	Shares	Date Fair Value
Outstanding at January 3, 2009	56,875	$2.23
Vested	(50,625)	$2.24

Outstanding at October 3, 2009	6,250	$2.19

2000 Supplemental Stock Plan
A summary of the option activity under the Company’s 2000 Supplemental Stock Plan as of October 3, 2009 and changes during the thirty-nine weeks then ended is presented below:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at January 3, 2009	1,556,273	$2.34
Granted	26,000	$0.24
Forfeited/cancelled	(174,750)	$1.99

Outstanding at October 3, 2009	1,407,523	$2.34

Options vested and expected to vest at October 3, 2009	1,205,016	$2.39

Options exercisable at October 3, 2009	786,773	$2.58

Weighted average fair value of options granted during the period		$0.14
7. Business Segments and Major Customers
The Company identifies its segments based on the way management organizes the Company to assess performance and make operating decisions regarding the allocation of resources. In accordance with the criteria in FASB ASC 280 “Segment Reporting,” the Company has concluded it has two reportable segments: the Management Consulting Services segment and the Software Solutions segment. The Management Consulting Services segment is comprised of five operating segments (Operations, Domestic Strategy, International Strategy, RVA and TWG), which are aggregated into one reportable segment. Management Consulting Services includes consulting services related to strategy and business planning, market research and analysis, organizational development, knowledge management, marketing and customer relationship management, program management, billing system support, operating system support, revenue assurance, and corporate investment services. Software Solutions is a single reportable operating segment that provides custom developed software, consulting and technical services. These services range from developing initial business and system requirements, to software development, software configuration and implementation, and post-contract customer support.
Management evaluates segment performance based upon income (loss) from operations, excluding share-based compensation (benefits), depreciation and intangibles amortization. Inter-segment sales were approximately $0.1 million and $0.9 million in the thirteen and thirty-nine weeks ended October 3, 2009, respectively. Inter-segment sales were approximately $0.5 million and $2.1 million in the thirteen and thirty-nine weeks ended September 27, 2008, respectively. In addition, in its administrative division, entitled “Not Allocated to Segments,” the Company accounts for non-operating activity and the costs of providing corporate and other administrative services to the segments.

Summarized financial information concerning the Company’s reportable segments is shown in the following table (amounts in thousands):

	Management		Not
	Consulting	Software	Allocated to
	Services	Solutions	Segments	Total
As of and for the thirty-nine weeks ended October 3, 2009:
Revenues	$36,968	$10,866		$47,834
Income (loss) from operations	8,648	1,026	$(12,964)	(3,290)
Total assets	$10,220	$4,567	$35,997	$50,784

For the thirteen weeks ended October 3, 2009:
Revenues	$13,229	$3,583		$16,812
Income (loss) from operations	3,284	196	$(3,857)	(377)

As of and for the thirty-nine weeks ended September 27, 2008:
Revenues	$43,330	$16,315		$59,645
Income (loss) from operations	14,714	3,849	$(28,720)	(10,157)
Total assets	$11,035	$4,976	$42,750	$58,761

For the thirteen weeks ended September 27, 2008:
Revenues	$12,246	$5,282		$17,528
Income (loss) from operations	3,875	1,226	$(6,354)	(1,253)
Segment assets, regularly reviewed by management as part of its overall assessment of the segments’ performance, include both billed and unbilled trade accounts receivable, net of allowances, and certain other assets. Assets not assigned to segments include cash and cash equivalents, investments, property and equipment, goodwill and intangible assets and deferred tax assets.
Revenues earned in the United States and internationally based on the location where the services are performed are as follows (amounts in thousands):

	For the Thirteen Weeks		For the Thirty-nine Weeks
	Ended		Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
United States	$12,214	$10,648	$33,728	$36,416

International:
United Kingdom	4,182	6,555	12,538	21,898
Other	416	325	1,568	1,331

Total	$16,812	$17,528	$47,834	$59,645

Major customers in terms of significance to TMNG’s revenues (i.e. in excess of 10% of revenues) and accounts receivable were as follows (amounts in thousands):

	Revenues				Accounts Receivable
	For the thirteen weeks
	ended		For the thirty-nine weeks ended
	October 3,	September 27,	October 3,	September 27,	As of October 3,	As of September
	2009	2008	2009	2008	2009	27, 2008
Customer A	$2,113	$2,084	$5,592	$8,919	$3,708	$2,694
Customer B	$5,955	$4,261	$16,223	$17,013	$2,494	$2,209
Customer C	$2,314	$1,723	$6,497	$4,751	$1,290	$928
Customer D	$1,755	$1,564	$4,919	$4,320	$1,938	$1,402

Revenues earned from major customers by the Company’s reportable segments are as follows (amounts in thousands):

	Revenues
	For the thirteen weeks		For the thirteen weeks
	ended October 3, 2009		ended September 27, 2008
	Management		Management
	Consulting	Software	Consulting	Software
	Services	Solutions	Services	Solutions
Customer A	$906	$1,207	$571	$1,513
Customer B	$5,955		$4,261
Customer C	$2,314		$1,723
Customer D	$1,755		$1,564

	Revenues
	For the thirty-nine weeks		For the thirty-nine weeks
	Ended October 3, 2009		ended September 27, 2008
	Management		Management
	Consulting	Software	Consulting	Software
	Services	Solutions	Services	Solutions
Customer A	$2,514	$3,078	$3,779	$5,140
Customer B	$16,223		$17,013
Customer C	$6,497		$4,751
Customer D	$4,919		$4,320
Revenues from the Company’s ten most significant customers accounted for approximately 87% of revenues during the thirteen and thirty-nine weeks ended October 3, 2009. Revenues from the Company’s ten most significant customers accounted for approximately 81% of revenues during the thirteen and thirty-nine weeks ended September 27, 2008.
8. Income Taxes
In the thirteen and thirty-nine weeks ended October 3, 2009, the Company recorded income tax provisions of $228,000 and $68,000, respectively. In the thirteen and thirty-nine weeks ended September 27, 2008, the Company recorded income tax provisions of $202,000 and $444,000, respectively. The tax provision for the thirteen and thirty-nine weeks ended October 3, 2009 is primarily related to recording a full valuation allowance on deferred tax related to the Company’s United Kingdom operations. The tax provisions in the 2008 periods are primarily related to international income taxes due to the profitability of the Company’s United Kingdom operations. During both periods, the Company recorded full valuation allowances against income tax benefits related to domestic operations in accordance with the provisions of FASB ASC 740 “Income Taxes,” which requires an estimation of the recoverability of the recorded income tax asset balances. As of October 3, 2009, the Company has recorded $33.2 million of valuation allowances attributable to its net deferred tax assets.
The Company analyzes its uncertain tax positions pursuant to the provisions of FASB ASC 740 “Income Taxes.” The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. There was no material activity related to the liability for uncertain tax positions during the thirteen and thirty-nine weeks ended October 3, 2009 and September 27, 2008. As of October 3, 2009, the Company has $0.9 million accrued for uncertain income tax positions. The Company believes there are no positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002. As of October 3, 2009, the Company has no income tax examinations in process.
9. Loans to Officers
As of October 3, 2009, there is one outstanding line of credit between the Company and its Chief Executive Officer, Richard P. Nespola, which originated in fiscal year 2001. Aggregate borrowings outstanding against the line of credit at October 3, 2009 and January 3, 2009 totaled $300,000 and are due in 2011. These amounts are included in other assets in the noncurrent assets section of the Condensed Consolidated Balance Sheets. In accordance with the loan provisions, the interest rate charged on the loans is equal to the Applicable Federal Rate (AFR), as announced by the Internal Revenue Service, for short-term obligations (with annual compounding) in effect for the month in which the advance is made, until fully paid. Pursuant to the Sarbanes-Oxley Act, no further loan agreements or draws against the line may be made by the Company to, or arranged by the Company for, its executive officers. Interest payments on this loan are current as of October 3, 2009.

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
11. Subsequent Events
On October 26, 2009, all of the Access Group Inc. Federal Student Loan Asset Backed Notes held as part of the Company’s auction rate securities portfolio with a UBS affiliate were sold. Pursuant to the terms of the settlement with UBS, UBS holds discretionary right to sell or otherwise dispose of the Company’s auction rate securities, provided that the Company is entitled to the par value of the auction rate securities upon any disposition. The par value of the liquidated securities, $2,050,000, was applied to the line of credit from UBS and its affiliates.
On October 15, 2009, the Company entered into a Sales Agency and Marketing Support Agreement with Adaption Technologies Ventures, Ltd. (“Adaption”). Adaption is a provider of telecommunications provisioning software and related support and implementation services. Under the terms of this agreement, the Company may (1) provide sales agency services and marketing support services to Adaption in exchange for sales commission and market-rate fees, respectively; and/or (2) retain staffing services from Adaption in exchange for market-rate fees. The agreement does not require that the Company undertake any specific actions or obligations. Under the terms of this agreement, the Company is provided a three percent (3%) equity interest in Adaption upon the Company achieving a certain level of sales volume under the Agreement within the first two years it is in effect. In addition, the Company may acquire an additional seventeen percent (17%) equity interest in Adaption if certain sales thresholds are reached by the Company, by converting fees earned under the Agreement into ownership units over a four year period. Because there have been no sales under this agreement and the potential for such sales is prospective and uncertain, the right to acquire equity interests in Adaption had de minimus value at the inception of the agreement. Roy A. Wilkens, a member of the Company’s Board of Directors, holds a direct material interest in Adaption. In conjunction with the consideration and execution of the above-described agreement, Mr. Wilkens discontinued service as a member of the Company’s Compensation Committee. Mr. Wilkens remains an independent director and member of the Company’s Audit Committee.
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
The convergence of communications with media and entertainment and the consolidation of large telecommunications carriers have required us to focus our strategy on building a global presence, continuing to expand our offerings and strengthening our position within the large carriers and media and entertainment companies. We have demonstrated success over the past three years in building a global presence and enhancing our position with our top 10 clients. Revenues increased 118% from fiscal 2006 to fiscal 2008 and international revenues grew from 21% of total revenue in fiscal 2006 to 38% in fiscal 2008, driven primarily by acquisitions and complemented through select organic growth initiatives. Our international revenues were approximately 27% of total revenue during the thirteen weeks ended October 3, 2009.
Our financial results are affected by macroeconomic conditions, credit market conditions, and the overall level of business confidence. The current global economic downturn has reduced capital and operating spending and resulted in significant employee layoffs for our clients in the communications, media and entertainment sectors. Beginning in the second half of 2008 and continuing through the third quarter of 2009, our Management Consulting Services and Software Solutions segments continued to feel the impact of the economy, as measured by lower demand for consultants, deferral of projects and specifically the reduction in strategy-related project opportunities. We are also seeing greater pricing pressure and an increased need for enhanced return on investment for projects or added sharing of risk and reward.
Our revenues are denominated in multiple currencies and have also recently been impacted by currency rate fluctuations. Beginning in the fourth quarter of fiscal 2008, the U.S. dollar began to strengthen against many currencies and this has resulted in unfavorable currency translation to our consolidated financial statements. When comparing the first three quarters of 2009 to the same period of 2008, the U.S. dollar has strengthened considerably against the British pound sterling, resulting in an unfavorable impact to our consolidated financial statements. As of October 3, 2009, the Company has open foreign currency forward contracts with a combined notional amount of $0.9 million. These forward contracts provide an economic hedge of fluctuations in euro denominated accounts receivable against the British pound. We consider acquiring contracts providing such hedges when our contracts are denominated in a currency for which we do not have a natural hedge, such as between the U.S. dollar and British pound sterling, through our operating cost structures. In the future, changes to the U.S dollar valuation against other currencies could have a significant positive or negative impact on our financial results.
Revenues are driven by the ability of our team to secure new project contracts and deliver those projects in a way that adds value to our client in terms of return on investment or assisting clients address a need or implement change. For the thirty-nine weeks ended October 3, 2009, revenues declined 20% to $47.8 million from $59.6 million for the thirty-nine weeks ended September 27, 2008. Unfavorable foreign currency translation accounted for approximately $3.9 million or 33% of the revenue decline. For the thirteen weeks ended October 3, 2009, revenues declined 4% to $16.8 million from $17.5 million for the thirteen weeks ended September 27, 2008. Removing the impact of unfavorable foreign currency translation, revenues increased $0.2 million, or 1%, in the third quarter of 2009 as compared to the same period of 2008.
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
Gross margins were 41.1% in the thirty-nine weeks ended October 3, 2009 compared with 45.7% in the same period of 2008. The decrease in gross margin in the thirty-nine weeks ended October 3, 2009 as compared to the same period of 2008 is due to a combination of factors. The most significant items that impact our margins include the mix of project types, utilization of personnel and pricing decisions. During the first thirty-nine weeks of 2009, the volume of strategy related project revenues was down approximately 38% from the comparable period of 2008. Strategy projects generally provide us with our highest gross margins. In addition, given the challenging macroeconomic environment and reduced consulting demand, we have provided clients reduced pricing for long term project commitment and volume increases.
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
Management has focused on aligning operating costs with operating segment revenues. Selling, general and administrative expenses have been reduced $2.4 million, a decline of 10%, to $21.5 million during the thirty-nine weeks ended October 3, 2009 from $23.9 million for the thirty-nine weeks ended September 27, 2008. This reduction in selling, general and administrative expenses was realized despite the fact that foreign currency losses included in selling, general and administrative expenses were $0.5 million during the thirty-nine weeks ended October 3, 2009 compared to foreign currency gains of $0.3 million during the thirty-nine weeks ended September 27, 2008. With the decline in revenues, our selling, general and administrative expenses have increased as a percentage of revenues to 44.9% in the thirty-nine weeks ended October 3, 2009 from 40.0% in the thirty-nine weeks ended September 27, 2008. During the first thirty-nine weeks of 2009, we continued to reduce selling and administrative costs to better align our cost structure with revenue levels and we will continue to evaluate selling, general and administrative expense reduction opportunities to improve earnings.
Intangible asset amortization included in operating expenses decreased to $1.5 million in the thirty-nine weeks ended October 3, 2009 from $3.4 million in the thirty-nine weeks ended September 27, 2008. The decrease in amortization expense was due to the completion of amortization of some intangibles recorded in connection with our 2007 acquisitions, exchange rate movements and the impairment of the S3 license agreement and the intangibles related to the TWG acquisition during the thirteen weeks ended September 27, 2008.
We recorded net losses of $0.5 million and $3.1 million for the thirteen and thirty-nine weeks ended October 3, 2009, respectively, compared to net losses of $1.2 million and $9.8 million for the thirteen and thirty-nine weeks ended September 27, 2008. The decline in the loss for the thirty-nine weeks ended October 3, 2009 to the comparable period of 2008 is primarily attributable to a $10.2 million impairment of goodwill related to our strategy business within our Management Consulting Services Segment in the 2008 period, effective cost management initiatives and a decrease in intangible amortization, partially offset by a contraction in revenues and the resulting negative impact on gross margins. We made substantial strides during fiscal year 2008 integrating our 2007 acquisitions and reducing our total operating cost structure with emphasis on selling, general and administrative expenses. However, due to the deterioration in economic conditions, these cost savings were overshadowed by the decrease in revenue levels from the thirty-nine weeks ended September 27, 2008 which impacted our ability to achieve profitability.
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
From a cash flow perspective, cash flows provided by operating activities were $0.1 million during the thirty-nine weeks ended October 3, 2009. Net cash flows provided by operating activities were $7.1 million during the thirty-nine weeks ended September 27, 2008. The decline in cash flows from operating activities during the thirty-nine weeks ended October 3, 2009 as compared with the 2008 period primarily related to a decline in operating results coupled with a reduction in cash flows from net working capital changes.
At October 3, 2009, we have working capital of approximately $15.5 million, which includes $4.9 million in short-term debt. Our short-term and noncurrent investments consist of auction rate securities. Returns on our cash and investments have decreased over recent periods as a result of decreasing interest rates and a reduction in invested balances.
Our investments included $14.2 million ($14.8 million par value) in auction rate securities guaranteed through the Federal Family Education Loan Program of the U.S. Department of Education. As discussed in Note 2, “Auction Rate Securities,” in the notes to condensed consolidated financial statements (unaudited), during 2008, we reached a settlement agreement on $7.55 million of the auction rate securities allowing us to sell these auction rate securities held in accounts with UBS AG (“UBS”) and UBS affiliates at par value beginning June 30, 2010 and enabling us to borrow up to 75% of the fair value of the securities at zero net interest cost prior to the sales date. As of the end of the third quarter of 2009, we have classified $7.4 million ($7.6 million par value) of our investments in auction rate securities as current assets based on our intent and expected ability to liquidate these investments within the next year. As of October 3, 2009, we had borrowed $4.9 million against the line of credit with UBS. Given our intent to liquidate the collateral related to the line of credit with UBS within one year and the requirement that we concurrently repay the amounts borrowed on the line of credit, we have classified this debt as short-term as of October 3, 2009.
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
On October 26, 2009, all of the Access Group Inc. Federal Student Loan Asset Backed Notes held as part of our auction rate securities portfolio with a UBS affiliate were sold. Pursuant to the terms of the settlement with UBS, UBS holds discretionary right to sell or otherwise dispose of the Company’s auction rate securities, provided that the Company is entitled to the par value of the auction rate securities upon any disposition. The par value of the liquidated securities, $2,050,000, was applied to the line of credit from UBS and its affiliates.
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
Marketable Securities — Short-term investments and non-current investments, which consist of auction rate securities, are accounted for under the provisions of FASB ASC 320, “Investments-Debt and Equity Securities.” Management evaluates the appropriate classification of marketable securities at each balance sheet date. These investments are reported at fair value, as measured pursuant to FASB ASC 820, “Fair Value Measurements and Disclosures.” For those securities considered to be “available-for-sale,” any temporary unrealized gains and losses are included as a separate component of stockholders’ equity, net of applicable taxes. For those securities considered to be “trading,” any unrealized gains and losses are included in the Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited), net of applicable taxes. Additionally, realized gains and losses, changes in value judged to be other-than-temporary, interest and dividends are also included in the Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited), net of applicable taxes.
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
As of October 3, 2009, $7.4 million ($7.6 million par value) of our investments in auction rate securities is reflected as current assets and $6.9 million ($7.3 million par value) is reflected as non-current assets on our Condensed Consolidated Balance Sheet (unaudited). The entire amount of auction rate securities is reflected as non-current assets on our Condensed Consolidated Balance Sheet as of January 3, 2009.
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
While the ARS Rights result in a put option which represents a separate freestanding instrument, the put option does not meet the definition of a derivative instrument under FASB ASC 815, “Derivatives and Hedging.” We have elected to measure the ARS Rights at fair value under FASB ASC 825, “Financial Instruments”, to better align changes in fair value of the ARS Rights with those of the underlying auction rate securities investments.
Prior to accepting the UBS settlement offer, we recorded all of our auction rate securities as available-for-sale investments. Upon accepting the UBS settlement, the Company made a one-time election to transfer its UBS auction rate securities holdings from available-for-sale securities to trading securities under FASB ASC 320. For auction rate securities classified as available-for-sale, we recognized unrealized holding gains of $31,000 and $720,000, respectively during the thirteen and thirty-nine weeks ended October 3, 2009 and recognized unrealized holding losses of $384,000 and $846,000 during the thirteen and thirty-nine weeks ended September 27, 2008. For auction rate securities classified as trading securities, we recognized realized holding gains of $208,000 and $606,000, respectively, offset by realized losses on the Company’s ARS Rights of $191,000 and $484,000, respectively, during the thirteen and thirty-nine weeks ended October 3, 2009. The ARS Rights will continue to be measured at fair value under FASB ASC 825 until the earlier of our exercise of the ARS Rights or UBS’s purchase of the auction rate securities at par value in connection with the ARS Rights Agreement.
Due to the lack of observable market quotes on our auction rate securities portfolio and ARS Rights, we utilize valuation models that rely exclusively on Level 3 inputs as defined in FASB ASC 820 including those that are based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of our auction rate securities portfolio and ARS Rights is subject to uncertainties that are difficult to predict. Factors that may impact our valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.
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
We recorded no bad debt expense for the thirteen and thirty-nine weeks ended October 3, 2009. During the thirteen and thirty-nine weeks ended September 27, 2008, we recorded bad debt recoveries of $150,000. Our allowance for doubtful accounts totaled $356,000 and $379,000 as of October 3, 2009 and January 3, 2009, respectively. The calculation of these amounts is based on judgment about the anticipated default rate on receivables owed to us as of the end of the reporting period. That judgment is based on uncollected account experience in prior years and our ongoing evaluation of the credit status of our customers and the communications industry in general.
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
Fair Value of Acquired Businesses — TMNG has acquired seven organizations over the last seven years. A significant component of the value of these acquired businesses has been allocated to intangible assets. SFAS No. 141 “Business Combinations” (“SFAS No, 141”), which applies to businesses acquired prior to the adoption of FASB ASC 805 “Business Combinations” requires acquired businesses to be recorded at fair value by the acquiring entity. SFAS No. 141 also requires that intangible assets that meet the legal and separable criterion be separately recognized on the financial statements at their fair value, and provides guidance on the types of intangible assets subject to recognition. Determining the fair value for these specifically identified intangible assets involves significant professional judgment, estimates and projections related to the valuation to be applied to intangible assets like customer lists, employment agreements and tradenames. The subjective nature of management’s assumptions adds an increased risk associated with estimates surrounding the projected performance of the acquired entity. Additionally, as we amortize the intangible assets over time, the purchase accounting allocation directly impacts the amortization expense we record in our financial statements.
Impairment of Goodwill and Long-lived Assets — As of October 3, 2009, we have $7.7 million in goodwill and $3.1 million in long-lived intangible assets, net of accumulated amortization. Goodwill and other long-lived intangible assets arising from our acquisitions are subjected to periodic review for impairment. FASB ASC 350 “Intangibles-Goodwill and Other” requires an evaluation of these indefinite-lived assets annually and whenever events or circumstances indicate that such assets may be impaired. The evaluation is conducted at the reporting unit level and compares the calculated fair value of the reporting unit to its book value to determine whether impairment has been deemed to occur. Any impairment charge would be based on the most recent estimates of the recoverability of the recorded goodwill. If the remaining book value assigned to goodwill in an acquisition is higher than the estimated fair value of the reporting unit, there is a requirement to write down these assets.

Fair value of our reporting units is determined using the income approach. The income approach uses a reporting unit’s projection of estimated cash flows discounted using a weighted-average cost of capital analysis that reflects current market conditions. We also consider the market approach to valuing our reporting units, however due to the lack of comparable industry publicly available transaction data, we typically conclude a market approach will not adequately reflect our specific reporting unit operations. While the market approach is typically not expressly utilized, we do compare the results of our overall enterprise valuation to our market capitalization. Significant management judgments related to the income approach include:
•	Anticipated future cash flows and terminal value for each reporting unit — The income approach to determining fair value relies on the timing and estimates of future cash flows, including an estimate of terminal value. The projections use management’s estimates of economic and market conditions over the projected period including growth rates in revenues and estimates of expected changes in operating margins. Our projections of future cash flows are subject to change as actual results are achieved that differ from those anticipated. Because management frequently updates its projections, we would expect to identify on a timely basis any significant differences between actual results and recent estimates.
•	Selection of an appropriate discount rate — The income approach requires the selection of an appropriate discount rate, which is based on a weighted average cost of capital analysis. The discount rate is affected by changes in short-term interest rates and long-term yield as well as variances in the typical capital structure of marketplace participants. The discount rate is determined based on assumptions that would be used by marketplace participants, and for that reason, the capital structure of selected marketplace participants was used in the weighted average cost of capital analysis. Given the current volatile economic conditions, it is possible that the discount rate will fluctuate in the near term.
In accordance with FASB ASC 360, “Property, Plant and Equipment,” we use our best estimates based upon reasonable and supportable assumptions and projections to review for impairment of finite-lived assets and finite-lived identifiable intangibles to be held and used whenever events or changes in circumstances indicate that the carrying amount of our assets might not be recoverable.
Revenue Recognition — We recognize revenues from time and materials consulting contracts in the period in which our services are performed. We recognized $6.4 million and $8.3 million in revenues from time and materials contracts during the thirteen weeks ended October 3, 2009 and September 27, 2008, respectively. We recognized $19.4 million and $27.1 million in revenues from time and materials contracts during the thirty-nine weeks ended October 3, 2009 and September 27, 2008, respectively. In addition to time and materials contracts, our other types of contracts include fixed fee contracts, and contingent fee contracts. During the thirteen weeks ended October 3, 2009 and September 27, 2008, we recognized $10.4 million and $9.2 million in revenues on these other types of contracts. We recognized $28.4 million and $32.5 million in revenues from these other types of contracts during the thirty-nine weeks ended October 3, 2009 and September 27, 2008, respectively. We recognize revenues on milestone or deliverables-based fixed fee contracts and time and materials contracts not to exceed contract price using the percentage of completion method prescribed by FASB ASC 605-35, “Revenue Recognition — Construction-Type and Production-Type Contracts” (formerly AICPA Statement of Position (“SOP”) No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”). For fixed fee contracts where services are not based on providing deliverables or achieving milestones, we recognize revenues on a straight-line basis over the period during which such services are expected to be performed. In connection with some fixed fee contracts, we receive payments from customers that exceed recognized revenues. We record the excess of receipts from customers over recognized revenue as deferred revenue. Deferred revenue is classified as a current liability to the extent it is expected to be earned within twelve months from the date of the balance sheet.
As a result of the Cartesian acquisition, we now develop, install and support customer software in addition to our traditional consulting services. We recognize revenues in connection with our software sales agreements utilizing the percentage of completion method prescribed by FASB ASC 605-35. These agreements include software right-to-use licenses (“RTU’s”) and related customization and implementation services. Due to the long-term nature of software implementation and the extensive software customization based on normal customer specific requirements, both the RTU and implementation services are treated as a single element for revenue recognition purposes.
The FASB ASC 605-35 percentage-of-completion methodology involves recognizing revenue using the percentage of services completed, on a current cumulative cost to total cost basis, using a reasonably consistent profit margin over the period. Due to the longer term nature of these projects, developing the estimates of costs often requires significant judgment. Factors that must be considered in estimating the progress of work completed and ultimate cost of the projects include, but are not limited to, the availability of labor and labor productivity, the nature and complexity of the work to be performed, and the impact of delayed performance. If changes occur in delivery, productivity or other factors used in developing the estimates of costs or revenues, we revise our cost and revenue estimates, which may result in increases or decreases in revenues and costs, and such revisions are reflected in income in the period in which the facts that give rise to that revision become known.
In addition to the professional services related to the customization and implementation of its software, we also provide post-contract support (“PCS”) services, including technical support and maintenance services. For those contracts that include PCS service arrangements which are not essential to the functionality of the software solution, we separate the FASB ASC 605-35 software services and PCS services utilizing the multiple-element arrangement model prescribed by FASB ASC 605-25, “Revenue Recognition — Multiple-Element Arrangements” (formerly Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables”). FASB ASC 605-25 addresses the accounting treatment for an arrangement to provide the delivery or performance of multiple products and/or services where the delivery of a product or system or performance of services may occur at different points in time or over different periods of time. We utilize FASB ASC 605-25 to separate the PCS service elements and allocate total contract consideration to the contract elements based on the relative fair value of those elements. Revenues from PCS services are recognized ratably on a straight-line basis over the term of the support and maintenance agreement.
We also may enter into contingent fee contracts, in which revenue is subject to achievement of savings or other agreed upon results, rather than time spent. Due to the nature of contingent fee contracts, we recognize costs as they are incurred on the project and defer revenue recognition until the revenue is realizable and earned as agreed to by our clients. Although these contracts can be very rewarding, the profitability of these contracts is dependent on our ability to deliver results for our clients and control the cost of providing these services. These types of contracts are typically more results-oriented and are subject to greater risk associated with revenue recognition and overall project profitability than traditional time and materials contracts. Revenues associated with contingent fee contracts were not material during the thirteen and thirty-nine weeks ended October 3, 2009. Revenues from contingent fee contracts were $50,000 for the thirteen and thirty-nine weeks ended September 27, 2008.
Share-based Compensation Expense — We grant stock options and non-vested stock to our employees and also provide employees the right to purchase our stock at a discount pursuant to an employee stock purchase plan. The benefits provided under these plans are share-based payment awards subject to the provisions of FASB ASC 718, “Compensation-Stock Compensation.” Under FASB ASC 718, we are required to make significant estimates related to determining the value of our share-based compensation. Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock which are obtained from public data sources. For stock option grants issued during the thirty-nine weeks ended October 3, 2009, we used a weighted-average expected stock-price volatility of 61%. The expected term of options granted is based on the simplified method in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 110 as our historical share option exercise experience does not provide a reasonable basis for estimation. As such, we used a weighted-average expected option life assumption of 6.25 years.
If factors change and we develop different assumptions in the application of FASB ASC 718 in future periods, the compensation expense that we record under FASB ASC 718 may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation under FASB ASC 718. Changes in the subjective input assumptions can materially affect our estimates of fair values of our share-based compensation. Certain share-based payment awards, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, values may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. Although the fair value of employee share-based awards is determined in accordance with FASB ASC 718 and SAB No. 110 using an option pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
In addition, under FASB ASC 718 we are required to net estimated forfeitures against compensation expense. This requires us to estimate the number of awards that will be forfeited prior to vesting. If actual forfeitures in future periods are different than our initial estimate, the compensation expense that we ultimately record under FASB ASC 718 may differ significantly from what was originally estimated. The weighted average estimated forfeiture rate for unvested options outstanding as of October 3, 2009 is 37%.
Accounting for Income Taxes — Accounting for income taxes requires significant estimates and judgments on the part of management. Such estimates and judgments include, but are not limited to, the effective tax rate anticipated to apply to tax differences that are expected to reverse in the future, the sufficiency of taxable income in future periods to realize the benefits of net deferred tax assets and net operating losses currently recorded and the likelihood that tax positions taken in tax returns will be sustained on audit. We account for income taxes in accordance with FASB ASC 740 “Income Taxes.” As required by FASB ASC 740, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. FASB ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of October 3, 2009, cumulative valuation allowances in the amount of $33.2 million were recorded in connection with the net deferred income tax assets. As required by FASB ASC 740, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the guidance. Pursuant to FASB ASC 740, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As of October 3, 2009, we have recorded a liability of approximately $940,000 for unrecognized tax benefits.
We have generated substantial deferred income tax assets related to our domestic operations primarily from the accelerated financial statement write-off of goodwill, the charge to compensation expense taken for stock options and net operating losses. Within our foreign operations, mostly domiciled within the United Kingdom, we have generated deferred tax assets primarily from the charge to compensation expense for stock options. For us to realize the income tax benefit of these assets in either jurisdiction, we must generate sufficient taxable income in future periods when such deductions are allowed for income tax purposes. In some cases where deferred taxes were the result of compensation expense recognized on stock options, our ability to realize the income tax benefit of these assets is also dependent on our share price increasing to a point where these options have intrinsic value at least equal to the grant date fair value and are exercised. In assessing whether a valuation allowance is needed in connection with our deferred income tax assets, we have evaluated our ability to generate sufficient taxable income in future periods to utilize the benefit of the deferred income tax assets. We continue to evaluate our ability to use recorded deferred income tax asset balances. If we continue to report operating losses for financial reporting in future years in either our domestic or international operations, no additional tax benefit would be recognized for those losses, since we will not have accumulated enough positive evidence to support our ability to utilize net operating loss carryforwards in the future.
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
Research and Development and Capitalized Software Costs — Software development costs are accounted for in accordance with FASB ASC 985-20, “Software — Costs of Software to Be Sold, Leased, or Marketed.” Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. We capitalize development costs incurred during the period between the establishment of technological feasibility and the release of the final product to customers. During the thirteen and thirty-nine weeks ended October 3, 2009, software development costs of $144,000 and $390,000, respectively, were expensed as incurred. During the thirteen and thirty-nine weeks ended September 27, 2008, software development costs of $219,000 and $615,000, respectively, were expensed as incurred. No software development costs were capitalized during the thirteen and thirty-nine weeks ended October 3, 2009 and September 27, 2008.
RESULTS OF OPERATIONS
THIRTEEN WEEKS ENDED OCTOBER 3, 2009 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 27, 2008
REVENUES
Revenues decreased 4.1% to $16.8 million for the thirteen weeks ended October 3, 2008 from $17.5 million for the thirteen weeks ended September 27, 2008. Despite an adverse economic environment in both the United States and Europe, revenues would have been slightly positive in the thirteen weeks ended October 3, 2009 compared to the same period in 2008 if not for unfavorable foreign exchange movements. Unfavorable foreign currency translation accounted for a decline in revenues of approximately $0.9 million.
Management Consulting Services Segment — Management Consulting Services segment revenues increased 8.0% to $13.2 million for the third quarter of 2009 from $12.2 million for the same period of 2008. Revenues in our global operational consulting practices increased by $1.9 million, partially offset by a decrease of $0.9 million in our global strategy consulting practices. Unfavorable exchange rate movements accounted for a reduction in revenues of $0.3 million.
During the thirteen weeks ended October 3, 2009, this segment provided services on 87 customer projects, compared to 103 projects performed in the thirteen weeks ended September 27, 2008. Average revenue per project was $152,000 in the thirteen weeks ended October 3, 2009, compared to $119,000 in the thirteen weeks ended September 27, 2008. Our international revenues from this segment decreased to $1.0 million for the thirteen weeks ended October 3, 2009 from $1.6 million for the thirteen weeks ended September 27, 2008. International revenues have decreased as a percentage of total revenues of the segment from 13.1% to 7.7%. In addition to the negative impact of foreign exchange movements, the decrease in international revenues was due to the completion of a major international project in 2008.
Revenues recognized in connection with fixed price engagements totaled $8.2 million and $7.0 million, representing 61.7% and 56.9% of total revenues of the segment, for the thirteen weeks ended October 3, 2009 and September 27, 2008, respectively. This increase is primarily due to a shift in customer preference to fixed price engagements.
Software Solutions Segment — Software Solutions segment revenues decreased by 32.2% to $3.6 million for the thirteen weeks ended October 3, 2009 from $5.3 million for the thirteen weeks ended September 27, 2008. All revenues were generated internationally. The decrease in revenue for the thirteen weeks ended October 3, 2009 as compared to the 2008 period is primarily due to unfavorable exchange rate movements of $0.6 million and a decline in demand for software services. During the thirteen weeks ended October 3, 2009 and September 27, 2008, this segment provided services on 83 and 77 customer projects, respectively. Average software and services revenue per project was approximately $35,000 and $58,000, respectively, for the thirteen weeks ended October 3, 2009 and September 27, 2008. Revenues from post-contract support services were approximately $632,000 and $580,000 for the thirteen weeks ended October 3, 2009 and September 27, 2008, respectively. During the thirteen weeks ended October 3, 2009 and September 27, 2008, revenues from software licensing were $3,000 and $238,000, respectively.

COSTS OF SERVICES
Costs of services were flat at $9.9 million for the thirteen weeks ended October 3, 2009 and September 27, 2008. Our gross margin was 40.8% for the thirteen weeks ended October 3, 2009 compared to 43.5% for the thirteen weeks ended September 27, 2008. Our Management Consulting Services segment gross margin was 43.3% for the thirteen weeks ended October 3, 2009 compared to 47.2% for the thirteen weeks ended September 27, 2008. The decrease in gross margin in the third quarter of 2009 as compared to the same period of 2008 in our Management Consulting Services segment is primarily due to the mix of business shifting from strategy engagements to longer term and lower margin management consulting projects, resulting in lower utilization of our fixed employee consulting base. Our Software Solutions segment gross margin was 31.8% for the thirteen weeks ended October 3, 2009, compared to 35.0% for the thirteen weeks ended September 27, 2008. Margin reductions in the Software Solutions segment are primarily related to lower revenue volumes for the quarter and thus lower utilization of personnel and a decrease in the mix of software license revenues. Costs of services in the Software Solutions segment included amortization of intangible assets of $154,000 and $179,000, respectively, for the thirteen weeks ended October 3, 2009 and September 27, 2008, related to acquired software. The reduction in intangible amortization is due to exchange rate movements.
OPERATING EXPENSES
Operating expenses decreased 18.5% to $7.2 million for the thirteen weeks ended October 3, 2009, from $8.9 million for the thirteen weeks ended September 27, 2008. Excluding the $1.1 million of goodwill impairment in the thirteen weeks ended September 27, 2008, operating expenses decreased by 7.1% in the thirteen weeks ended October 3, 2009 from the same period of 2008. Operating expenses for both periods included selling, general and administrative expenses (inclusive of share-based compensation) and intangible asset amortization.
Selling, general and administrative expenses decreased to $6.7 million for the thirteen weeks ended October 3, 2009, compared to $6.9 million for the thirteen weeks ended September 27, 2008. As a percentage of revenues, our selling, general and administrative expense was 40.1% for the thirteen weeks ended October 3, 2009, compared to 39.4% for the thirteen weeks ended September 27, 2008. The decrease in selling, general and administrative expenses was primarily due to decreases in compensation costs through headcount reductions, partially offset by bad debt recoveries of $150,000 in the 2008 period and the effect of exchange rate movements. For the thirteen weeks ended October 3, 2009, we recognized gains of $75,000 related to foreign exchange compared to gains of $192,000 for the same period in 2008. We continue to evaluate alignment of costs to revenues for each operating segment.
Intangible asset amortization decreased by $379,000 to $506,000 for the thirteen weeks ended October 3, 2009, compared to $885,000 for the thirteen weeks ended September 27, 2008. The decrease in amortization expense was primarily due to the completion of amortization of some intangibles recorded in connection with acquisitions, exchange rate movements and the impairment of the S3 license agreement and the intangibles related to the TWG acquisition during the thirteen weeks ended September 27, 2008.
OTHER INCOME AND EXPENSES
Interest income was $50,000 and $233,000 for the thirteen weeks ended October 3, 2009 and September 27, 2008, respectively, and represented interest earned on invested balances. Interest income decreased for the thirteen weeks ended October 3, 2009 as compared to the thirteen weeks ended September 27, 2008 due primarily to reductions in interest rates and reductions in invested balances. We primarily invest in money market funds and have holdings in auction rate securities. For the thirteen weeks ended October 3, 2009, other income includes $208,000 in realized holding gains for auction rate securities classified as trading securities, offset by realized losses on our ARS Rights of $191,000. In addition, other income for the thirteen weeks ended October 3, 2009 includes $28,000 related to the settlement of a foreign withholding tax dispute.
INCOME TAXES
During the thirteen weeks ended October 3, 2009, we recorded an income tax provision of $228,000 compared to an income tax provision of $202,000 during the thirteen weeks ended September 27, 2008. The tax provision for the thirteen weeks ended October 3, 2009 is primarily related to the establishment of valuation allowances on deferred tax benefits recognized in our United Kingdom operations. The income tax provision in the 2008 period is primarily due to the profitability of our United Kingdom operations. For the thirteen weeks ended October 3, 2009 and September 27, 2008, we recorded no income tax benefit related to our domestic pre-tax losses in accordance with the provisions of FASB ASC 740, “Income Taxes”, which requires an estimation of our ability to use recorded deferred income tax assets. We have recorded a valuation allowance against all domestic and international deferred income tax assets generated due to uncertainty about their ultimate realization due to our history of operating losses. If we continue to report net operating losses for financial reporting in either our domestic or international operations, no additional tax benefit would be recognized for those losses, since we will not have accumulated enough positive evidence to support our ability to utilize the net operating loss carryforwards in the future.

NET LOSS
We had a net loss of $0.5 million for the thirteen weeks ended October 3, 2009 compared to a net loss of $1.2 million for the thirteen weeks ended September 27, 2008. The decrease in net loss is primarily attributable to goodwill impairment charges of $1.1 million in the 2008 period, effective cost management initiatives and a decrease in intangible amortization, partially offset by a contraction in revenues, including the negative impact of foreign exchange rates, and the resulting negative impact on gross margins.
THIRTY-NINE WEEKS ENDED OCTOBER 3, 2009 COMPARED TO THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 2008
REVENUES
Revenues decreased 19.8% to $47.8 million for the thirty-nine weeks ended October 3, 2008 from $59.6 million for the thirty-nine weeks ended September 27, 2008. The decrease in revenues is primarily due to a deferral of projects or reduction of demand for consulting and software services by the communications industry resulting from the adverse economic environment in both the United States and Europe. In addition, unfavorable foreign currency translation accounted for a decline in revenues of approximately $3.9 million.
Management Consulting Services Segment — Management Consulting Services segment revenues decreased $6.3 million, or 14.7%, to $37.0 million for the thirty-nine weeks ended 2009 from $43.3 million for the same period of 2008. Revenues in our global operational consulting practices decreased by $3.6 million and revenues in our global strategy consulting practices decreased by $2.7 million. Included in these revenue declines are $1.0 million in unfavorable foreign exchange movements.
During the thirty-nine weeks ended October 3, 2009, this segment provided services on 140 customer projects, compared to 207 projects performed in the thirty-nine weeks ended September 27, 2008. Average revenue per project was $264,000 in the thirty-nine weeks ended October 3, 2009 compared to $209,000 in the thirty-nine weeks ended September 27, 2008. Our international revenues from this segment decreased to $3.2 million for the thirty-nine weeks ended October 3, 2009 from $6.9 million for the thirty-nine weeks ended September 27, 2008. International revenues have decreased as a percentage of total revenues of the segment from 16.0% in the thirty-nine weeks ended September 27, 2008 to 8.8% in the 2009 period. The decrease in international revenues was due to the completion of a major international project and unfavorable exchange rate movements.
Revenues recognized in connection with fixed price engagements totaled $22.0 million and $26.1 million, representing 59.5% and 60.3% of total revenues of the segment, for the thirty-nine weeks ended October 3, 2009 and September 27, 2008, respectively.
Software Solutions Segment — Revenues of $10.9 million and $16.3 million, respectively, were generated by the Software Solutions segment for the thirty-nine weeks ended October 3, 2009 and September 27, 2008. All revenues were generated internationally. The decrease in revenues for the thirty-nine weeks ended October 3, 2009 as compared to the 2008 period is primarily due to unfavorable exchange rate movements of $2.9 million and a decline in demand for software services. During the thirty-nine weeks ended October 3, 2009 and September 27, 2008, this segment provided services on 164 and 139 customer projects, respectively. Average software and services revenue per project was approximately $53,000 and $103,000 for the thirty-nine weeks ended October 3, 2009 and September 27, 2008, respectively. Revenues from post-contract support services were approximately $1,702,000 and $1,724,000 for the thirty-nine weeks ended October 3, 2009 and September 27, 2008, respectively. During the thirty-nine weeks ended October 3, 2009 and September 27, 2008, revenues from software licensing were $431,000 and $238,000, respectively.
COSTS OF SERVICES
Costs of services decreased 13.1% to $28.2 million for the thirty-nine weeks ended October 3, 2009 compared to $32.4 million for the thirty-nine weeks ended September 27, 2008. As a percentage of revenues, our gross margin was 41.1% for the thirty-nine weeks ended October 3, 2009, compared to 45.7% for the thirty-nine weeks ended September 27, 2008. Our Management Consulting Services segment gross margin was 43.0% for the thirty-nine weeks ended October 3, 2009 compared to 49.5% for the thirty-nine weeks ended September 27, 2008. The decrease in gross margin for the thirty-nine weeks ended October 3, 2009 as compared to the thirty-nine weeks ended September 27, 2008 in our Management Consulting Services segment is primarily due to the mix of business shifting from strategy engagements to longer term and lower margin management consulting projects along with revenue levels declining more significantly than costs have been reduced. As a result, we experienced lower utilization of our fixed employee consulting base. Our Software Solutions segment gross margin was 34.8% for the thirty-nine weeks ended October 3, 2009, compared to 35.7% for the thirty-nine weeks ended September 27, 2008. Margin reductions in the Software Solutions segment are primarily related to lower revenue volumes for the period and thus lower utilization of our employee consulting personnel. Costs of services in the Software Solutions segment included amortization of intangible assets of $434,000 and $549,000, respectively for the thirty-nine weeks ended October 3, 2009 and September 27, 2008 related to acquired software. The reduction in intangible amortization is due to exchange rate movements.

OPERATING EXPENSES
Operating expenses decreased by 38.6% to $23.0 million for the thirty-nine weeks ended October 3, 2009, from $37.4 million for the thirty-nine weeks ended September 27, 2008. Excluding the $10.2 million of goodwill impairment in the thirty-nine weeks ended September 27, 2008, operating expenses decreased by 15.7% from the same period in 2008. Operating expenses for both periods included selling, general and administrative expenses (inclusive of share-based compensation) and intangible asset amortization.
Selling, general and administrative expenses decreased to $21.5 million for the thirty-nine weeks ended October 3, 2009, compared to $23.9 million for the thirty-nine weeks ended September 27, 2008. As a percentage of revenues, our selling, general and administrative expense was 44.9% for the thirty-nine weeks ended October 3, 2009, compared to 40.0% for the thirty-nine weeks ended September 27, 2008. The decrease in selling, general and administrative expenses was primarily due to decreases in compensation costs through headcount reductions and a reduction in professional services fees. In addition, for the thirty-nine weeks ended October 3, 2009, selling, general and administrative expenses include losses related to changes in foreign currency exchange rates of $0.5 million compared to gains of $0.3 million during the thirty-nine weeks ended September 27, 2008. We continue to evaluate alignment of costs to revenues for each operating segment.
Intangible asset amortization decreased by $1,908,000 to $1,471,000 for the thirty-nine weeks ended October 3, 2009 compared to $3,379,000 for the thirty-nine weeks ended September 27, 2008. The decrease in amortization expense was primarily due to the completion of amortization of some intangibles recorded in connection with acquisitions, exchange rate movements and the impairment of the S3 license agreement and the intangibles related to the TWG acquisition during the thirteen weeks ended September 27, 2008.
OTHER INCOME AND EXPENSES
Interest income was $188,000 and $750,000 for the thirty-nine weeks ended October 3, 2009 and September 27, 2008, respectively, and represented interest earned on invested balances. Interest income decreased for the thirty-nine weeks ended October 3, 2009 as compared to the thirty-nine weeks ended September 27, 2008 due primarily to reductions in invested balances and reductions in interest rates. We primarily invest in money market funds and have holdings in auction rate securities. For the thirty-nine weeks ended October 3, 2009, other income includes $606,000 in realized holding gains for auction rate securities classified as trading securities, offset by realized losses on our ARS Rights of $484,000. In addition, other income for the thirty-nine weeks ended October 3, 2009 includes $28,000 related to the settlement of a foreign withholding tax dispute.
INCOME TAXES
In the thirty-nine weeks ended October 3, 2009, we recorded an income tax provision of $68,000 compared to an income tax provision of $444,000 during the thirty-nine weeks ended September 27, 2008. The tax provision for the thirty-nine weeks ended October 3, 2009 is primarily related to the establishment of valuation allowances on deferred tax benefits recognized in our United Kingdom operations. The income tax provision in the 2008 period is primarily due to the profitability of our United Kingdom operations. For the thirty-nine weeks ended October 3, 2009 and September 27, 2008, we recorded no income tax benefit related to our domestic pre-tax losses in accordance with the provisions of FASB ASC 740 “Income Taxes” which requires an estimation of our ability to use recorded deferred income tax assets. We have recorded a valuation allowance against all domestic and international deferred income tax assets generated due to uncertainty about their ultimate realization due to our history of operating losses. If we continue to report net operating losses for financial reporting in either our domestic or international operations, no additional tax benefit would be recognized for those losses, since we will not have accumulated enough positive evidence to support our ability to utilize the net operating loss carryforwards in the future.
NET LOSS
We had a net loss of $3.1 million for the thirty-nine weeks ended October 3, 2009 compared to a net loss of $9.8 million for the thirty-nine weeks ended September 27, 2008. This decrease in net loss is primarily attributable to goodwill impairment charges of $10.2 million in the 2008 period, effective cost management initiatives and a decrease in intangible amortization, partially offset by a contraction in revenues, including the negative impact of foreign exchange rates, and the resulting negative impact on gross margins.
LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities was $0.1 million for the thirty-nine weeks ended October 3, 2009. Net cash provided by operating activities was $7.1 million for the thirty-nine weeks ended September 27, 2008. The reduction in cash flows from operating activities for the thirty-nine weeks ended October 3, 2009 as compared to the same period in 2008 was due to declines in operating results and a reduction in cash flows from net working capital changes.
Net cash used in investing activities was $2.4 million and $1.9 million for the thirty-nine weeks ended October 3, 2009 and September 27, 2008, respectively. Investing activities for the thirty-nine weeks ended October 3, 2009 included $1.9 million in earn-out payments related to the acquisition of Cartesian. Investing activities in fiscal year 2008 included $0.8 million and $2.6 million in earn-out payments related to the acquisitions of RVA and Cartesian, respectively. Investing activities in fiscal year 2008 also included $0.1 million in payments for TWG working capital true-ups. Investing activities include proceeds from sales of short-term investments of $2.3 million in the thirty-nine weeks ended September 27, 2008. Net cash used in investing activities also included $0.5 million and $0.6 million for the thirty-nine weeks ended October 3, 2009 and September 27, 2008, respectively, related to the purchase of office equipment, software and computer equipment.
Net cash provided by financing activities was $2.9 million for the thirty-nine weeks ended October 3, 2009. Net cash used in financing activities was $4.3 million for the thirty-nine weeks ended September 27, 2008. Financing activities in the 2009 period included $3.4 million in proceeds from line of credit borrowings. During the 2008 period, $3.2 million was utilized to purchase shares of our common stock. In addition, in both periods cash was used to make payments on long-term obligations. The 2008 period included payments on unfavorable contract obligations assumed as part of the RVA acquisition.
At October 3, 2009, we had approximately $7.3 million in cash and cash equivalents ($2.9 million of which is denominated in pounds sterling) and $15.5 million in net working capital. In addition, as discussed below, we have established lines of credit totaling $8.5 million against our auction rate securities portfolio, of which we have borrowed $4.9 million as of October 3, 2009. We believe we have sufficient cash and access to credit to meet anticipated cash requirements, including anticipated capital expenditures, earn-out payments, and any future operating losses that may be incurred, for at least the next 12 months. Should our cash and available lines of credit prove insufficient we may need to obtain new debt or equity financing to support our operations or complete acquisitions. Recently, credit and capital markets have experienced unusual volatility and disruption, and equity and debt financing have become more expensive and difficult to obtain. If we need to obtain new debt or equity financing to support our operations or complete acquisitions in the future, we may be unable to obtain debt or equity financing or reasonable terms. We have established a flexible model that provides a lower fixed cost structure than most consulting firms, enabling us to scale operating cost structures more quickly based on market conditions, although there is a lag in time required to scale the business appropriately if revenues are reduced. If demand for our consulting services continues to decline or we continue to experience negative cash flow, we could experience liquidity challenges at some point in the future.
As previously discussed, the liquidity of auction rate securities has been negatively impacted by recent events in the credit markets. As of October 3, 2009, we hold auction rate securities in the face amount of $14.8 million collateralized by government guaranteed student loans. The estimated fair value of the auction rate securities and related ARS Rights is $14.2 million as of October 3, 2009. Beginning in February 2008, auctions of our auction rate securities portfolio failed to receive sufficient order interest from potential investors to clear successfully, resulting in failed auction status. The principal associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers establish a different form of financing to replace these securities or final payments come due according to contractual maturities ranging from approximately 22 to 36 years.
During the third quarter of 2008, state and federal regulators reached settlement agreements with both of the brokers who advised us to purchase the auction rate securities we currently hold. The settlement agreements with the regulators were intended to eventually provide liquidity for holders of auction rate securities. On November 13, 2008, we entered into a settlement with UBS to provide liquidity for our $7.6 million auction rate securities portfolio held with a UBS affiliate. Pursuant to the terms of the settlement, UBS issued ARS Rights to us, allowing us to sell to UBS our auction rate securities held in accounts with UBS and UBS affiliates at par value at any time during the period beginning June 30, 2010 and ending July 2, 2012. As consideration for the issuance of the ARS Rights, we (1) released UBS from all claims for damages (other than consequential damages) directly or indirectly relating to UBS’s marketing and sale of auction rate securities, and (2) granted UBS the discretionary right to sell or otherwise dispose of our auction rate securities, provided that we are paid the par value of the auction rate securities upon any disposition. At October 3, 2009, the ARS Rights had an estimated fair value of $0.4 million.
Pursuant to the settlement, we entered into a line of credit from UBS or its affiliates for up to 75% of the market value of its auction rate securities. The line of credit provides us with an uncommitted, demand revolving line of credit of up to 75% of the market value, as determined by UBS in its sole discretion, of our auction rate securities that are pledged as collateral. The interest that we pay on the line of credit will not exceed the interest that we receive on the auction rate securities pledged to UBS as security for the line of credit. UBS may demand full or partial payment of amounts borrowed on the line of credit, at its sole option and without cause, at any time. UBS may, at any time, in its discretion, terminate and cancel the line of credit. If at any time UBS exercises its right of demand, then a UBS affiliate shall provide, as soon as reasonably possible, alternative financing on substantially the same terms and conditions as those under the line of credit and UBS agrees that the line of credit shall remain in full force and effect until such time as such alternative financing has been established. If alternative financing cannot be established, then a UBS-related entity will purchase the pledged auction rate securities at par value. If we elect to sell any auction rate securities that are pledged as collateral under the line of credit to a purchaser other than UBS, UBS intends to exercise its right to demand repayment of the line of credit relating to the auction rate securities sold by us. As of October 3, 2009, we had borrowed $4.9 million under the line of credit.
On March 19, 2009, we entered into a loan agreement with Citigroup Global Markets, Inc. (“Citigroup”) to provide liquidity for our $7.3 million auction rate securities portfolio held with Citigroup. Under the loan agreement, we have access to a revolving line of credit of up to 50% of the par value of the auction rate securities that we have pledged as collateral, or $3.625 million. The interest rate as of October 3, 2009 that we would pay on amounts borrowed is the federal funds rate plus 3.65%. The interest rate may change in future periods based on the change in the spread over the federal funds rate. The line of credit is not for any specific term or duration and Citigroup may demand full or partial payment of amounts borrowed on the line of credit, at its sole option and without cause, at any time. Citigroup may, at any time, in its discretion, terminate the line of credit with proper notice. No amounts have been borrowed against this line of credit.
Given our intent and expected ability to exercise our right under the ARS Rights to sell to UBS our auction rate securities held in accounts with UBS and UBS affiliates at par value on June 30, 2010, we have classified the entire amount of auction rate securities portfolio held with UBS and UBS affiliates, including the fair value of the ARS Rights, as short-term investments in the Condensed Consolidated Balance Sheet (unaudited) as of October 3, 2009. The remaining auction rate securities held in accounts with Citigroup are classified as noncurrent investments in the Condensed Consolidated Balance Sheet (unaudited) as of October 3, 2009.
Because we intend to exercise our right under the ARS Rights to sell to UBS our auction rate securities held in accounts with UBS and UBS affiliated on June 30, 2010, we have classified the line of credit with UBS as a current liability in the Condensed Consolidated Balance Sheet as of October 3, 2009. We had borrowed $4.9 million under this line of credit as of October 3, 2009. These borrowings were used to fund short-term liquidity needs.
As we are able to liquidate any of our auction rate securities portfolio we intend to reinvest in money market or similar investments any amounts not used to repay amounts borrowed under the lines of credit. We continually monitor the credit quality and liquidity of our auction rate securities. To the extent we believe we will not be able to collect all amounts due according to the contractual terms of a security, we will record an other-than-temporary impairment. This could require us to recognize losses in our Condensed Consolidated Statement of Operations and Comprehensive Loss (unaudited) in accordance with FASB ASC 320, which could be material.
On October 26, 2009, all of the Access Group Inc. Federal Student Loan Asset Backed Notes held as part of our auction rate securities portfolio with a UBS affiliate were sold. Pursuant to the terms of the settlement with UBS, UBS holds discretionary right to sell or otherwise dispose of the Company’s auction rate securities, provided that the Company is entitled to the par value of the auction rate securities upon any disposition. The par value of the liquidated securities, $2,050,000, was applied to the line of credit from UBS and its affiliates.
FINANCIAL COMMITMENTS
During fiscal year 2007, we acquired all of the outstanding membership interests of RVA and acquired all of the outstanding shares of stock of TWG. In addition to consideration paid at closing for these acquisitions, we have potential contingent purchase price obligations of approximately $0.4 million and $1.7 million, respectively, at October 3, 2009 related to future earn-out consideration based upon the performance of RVA and TWG after the closing dates. Additionally, we have accrued $981,000 for consideration earned by RVA and payable during the fourth quarter of 2009.
During the thirteen weeks ended April 4, 2009, we entered into an agreement under which we have a commitment to purchase a minimum of $401,000 in computer software over a three year period. As of October 3, 2009, we have an obligation of $323,000 remaining under this commitment.
TRANSACTIONS WITH RELATED PARTIES
During the thirteen and thirty-nine weeks ended October 3, 2009, we incurred legal fees of $2,000 and $9,000, respectively, for services provided by Bingham McCutchen, LLP, a law firm in which a member of our Board of Directors, Andrew Lipman, owns an equity interest. Fees incurred in the 2009 period were in connection with earn-out payments related to our acquisition of Cartesian and general legal matters related to our consulting offerings. During the thirteen and thirty-nine weeks ended September 27, 2008, we incurred legal fees of $6,000 and $31,000, respectively, for services provided by Bingham McCutchen, LLP. Fees incurred in the 2008 period were in connection with income tax and potential acquisition related matters. Our Board of Directors has affirmatively determined that such payments do not constitute a material relationship between the director and the Company and concluded the director is independent as defined by the NASDAQ corporate governance rules. All payments were made within the limitations set forth by NASDAQ Rules as to the qualifications of an independent director.
As of October 3, 2009, there is one outstanding line of credit between the Company and its Chief Executive Officer, Richard P. Nespola, which originated in fiscal year 2001. Aggregate borrowings outstanding against the line of credit at October 3, 2009 totaled $300,000 and are due in 2011. These amounts are included in other assets in the non-current assets section of the Condensed Consolidated Balance Sheet (unaudited). In accordance with the loan provisions, the interest rate charged on the loans is equal to the Applicable Federal Rate (AFR), as announced by the Internal Revenue Service, for short-term obligations (with annual compounding) in effect for the month in which the advance is made, until fully paid. Pursuant to the Sarbanes-Oxley Act, no further loan agreements or draws against the line may be made by the Company to, or arranged by the Company for its executive officers. Interest payments on this loan are current as of October 3, 2009.

On October 15, 2009, the Company entered into a Sales Agency and Marketing Support Agreement with Adaption Technologies Ventures, Ltd. (“Adaption”). Adaption is a provider of telecommunications provisioning software and related support and implementation services. Under the terms of this agreement, the Company may (1) provide sales agency services and marketing support services to Adaption in exchange for sales commission and market-rate fees, respectively; and/or (2) retain staffing services from Adaption in exchange for market-rate fees. The agreement does not require that the Company undertake any specific actions or obligations. Under the terms of this agreement, the Company is provided a three percent (3%) equity interest in Adaption upon the Company achieving a certain level of sales volume under the Agreement within the first two years it is in effect. In addition, the Company may acquire an additional seventeen percent (17%) equity interest in Adaption if certain sales thresholds are reached by the Company, by converting fees earned under the Agreement into ownership units over a four year period. Because there have been no sales under this agreement and the potential for such sales is prospective and uncertain, the right to acquire equity interests in Adaption had de minimus value at the inception of the agreement. Roy A. Wilkens, a member of the Company’s Board of Directors, holds a direct material interest in Adaption. In conjunction with the consideration and execution of the above-described agreement, Mr. Wilkens discontinued service as a member of the Company’s Compensation Committee. Mr. Wilkens remains an independent director and member of the Company’s Audit Committee.
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
A review and evaluation was performed by our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of October 3, 2009.
There was no change in internal control over financial reporting during the fiscal quarter ended October 3, 2009, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
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

The Management Network Group, Inc. (Registrant)
Date: November 17, 2009	By	/s/ Richard P. Nespola
(Signature)
Richard P. Nespola Chairman and Chief Executive Officer (Principal executive officer)

Date: November 17, 2009	By	/s/ Donald E. Klumb
(Signature)
Donald E. Klumb Chief Financial Officer and Treasurer (Principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

Exhibit 31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.	Certifications furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.