Form 10-K
period 2010-01-02
MANAGEMENT NETWORK GROUP INC
filed 2010-04-01
CIK 1094814

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 2, 2010
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

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:
(913) 345-9315
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered

COMMON STOCK, $.005 PAR VALUE PER SHARE	The NASDAQ STOCK MARKET, LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☑

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, as of July 3, 2009 was approximately $7,600,000. Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded for purposes of this calculation. The treatment of such holders as affiliates for purposes of this calculation is not intended as a conclusive determination of affiliate status for other purposes. As of March 19, 2010, the Registrant had 7,428,310 shares of common stock, par value $0.005 per share (the Common Stock), issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be provided in Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K is hereby incorporated by reference from our definitive 2010 proxy statement which will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended January 2, 2010.

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

Forward-looking statements involve risks and uncertainties and are not guarantees of future performance or results. Our actual financial condition, results of operations or business may vary materially from those contemplated by such forward looking statements. Investors are cautioned not to place undue reliance on any forward-looking statements. Factors that might affect actual results, performance, or achievements include, among other things, the factors described in “Risks Related to Current Economic Conditions” in Item 1 below and the following factors:

•	conditions in the industry sectors that we serve, including the economic conditions in such industry sectors, that can result in slowing client decisions on proposals and project opportunities along with scope reduction of existing projects;

•	the financial condition and business strategies of our customers in the converging communications, media and entertainment industry and the investment banking and private equity firms investing in that industry;

•	overall economic and business conditions, including the current conditions in the real estate and credit markets and general economic conditions;

•	the level of demand for our services;

•	the potential continuation or recurrence of recent losses from operations, negative cash flow and reductions in our cash reserves;

•	our ability to retain the limited number of large clients that constitute a major portion of our revenues;

•	fluctuations in our quarterly operating results;

•	our ability to reduce our cost structure to align with reduced demand and to control costs under fixed fee contracts, which make up a substantial portion of our business;

•	our ability to compete in intensively competitive markets, including our ability to address actions by competitors that could render our services less competitive, such as recently increasing price competition, which may cause our revenues, gross profits and income to decline;

•	our ability to address the challenges of conducting business in foreign countries, including risks of unfavorable foreign currency exchange rates or fluctuations and changes in local laws;

•	the possibility of further impairments of goodwill if our financial performance does not meet or exceed our projections used to value the assets or if there is a further decline in our stock price;

•	the possibility of further write-downs in the value of our auction rate securities due to future fluctuations in interest rates, counter-party credit ratings and liquidity in the secondary market for these securities;

•	our ability to successfully integrate recent acquisitions and to successfully locate new acquisition candidates;

•	our level of cash and non-cash expenditures;

•	technological advances and competitive factors in the markets in which we compete;

•	the possibility of the cancellation of key client contracts, which may be cancelled on short notice;

•	the ability to successfully launch new product and market initiatives;

•	the ability to retain key management and consulting personnel, particularly given the performance of our stock and the impact of a low stock price on the value of share-based compensation;

•	the possible reclassification of our independent contractors as full-time employees by the taxing and/or labor and employment authorities of competent jurisdiction;

•	the possibility of professional liability claims;

•	the loss of key intellectual property;

•	our ability to satisfy the continued listing requirements of the NASDAQ Stock Market; and

•	the possibility that our ability to utilize tax net operating loss carryforwards to offset future taxable income will be limited if we are deemed to have an ownership change as defined by Section 382 of the Internal Revenue Code.

Other factors that we have not identified in this document could also have this effect. All forward-looking statements made in this Annual Report on Form 10-K are made as of the date hereof.

ITEM 1.	BUSINESS

When used in this report, unless the context requires otherwise, the terms “TMNG,” “TMNG Global,” “we,” “us,” “our” or the “Company” refer to The Management Network Group, Inc. and its subsidiaries.

GENERAL

TMNG, a Delaware corporation, founded in 1990, is a leading provider of professional services to the converging communications, media and entertainment industries and the capital formation firms that support them. We offer a fully integrated suite of offerings including strategy, management, marketing, operational, and technology consulting services, as well as software solutions and application development (see “Services” in Item 1). We have consulting experience in virtually every major aspect of managing and operating a global communications company. Our heritage of industry knowledge and deep technical and operational expertise has allowed us to continually enhance the software solutions and proprietary toolsets that enable our advisory, analytical, operational, and technical support In this way, our clients can leverage our expertise to optimize their performance, improve cash flow and gain sustainable competitive advantage in the market.

Our clientele includes a variety of businesses whose products, services and interests are focused on the evolution of the communications industry, including wireless and traditional wireline communications service providers, cable multiple systems operators (MSOs) as well as technology companies, media and entertainment companies, and financial services firms that invest in the communications industry. Our clients are principally located in the United States, United Kingdom and Western Europe. In the first quarter of fiscal year 2010, we have reorganized the Company to align geographically with our client base. We anticipate that we will modify our reportable segments beginning in the first quarter of fiscal year 2010 as a result of this internal reorganization. We believe we are unique in our ability to provide a comprehensive business and technology solution to the communications industry, including strategy consulting and business planning, organizational development, market research and analysis, product/service definition and launch, customer acquisition and retention, program management, technical support, process modeling and software solutions for business support systems and operations support systems. The software and application development capabilities of our Software Solutions segment are primarily targeted to clients’ revenue and service assurance, and data management initiatives.

Our services are provided by experienced senior professionals from the communications industry. As it relates to most key software and technology decisions, we have provided a unique technology agnostic and vendor neutral position to make unbiased evaluations and recommendations that are based on a thorough knowledge of each solution and each client’s unique situation. Therefore, we are able to capitalize on extensive experience across complex multi-technology communications systems environments to provide what we believe are the most sound and practical recommendations to our clients.

We have transformed from being a provider of primarily management and operational consulting services to a provider of an integrated suite of product and service offerings to the communications marketplace. This transformation has been accomplished through both acquisitions and recruitment efforts, which have increased the depth and breadth of skill sets in our employee work base, diversified our technical competencies, expanded our core management consulting offerings and positioned us to compete globally. We believe these actions have expanded key client relationships, have uniquely positioned us in the market to effectively serve the needs of large global communication service providers, and provided for expansion of our key direct distribution channel elements.

In 2007, we completed the acquisitions of three businesses that expanded both our geographic reach and our ability to address global opportunities in the marketplace. These transactions included: the United Kingdom-based technical consultancy and software provider Cartesian Limited (“Cartesian”); RVA Consulting, LLC (“RVA”), a domestic, telecom industry-focused operations consulting firm; and TWG Consulting, Inc (“TWG”), a domestic management consulting firm. See Note 4, “Business Combinations,” in the Notes to the Consolidated Financial Statements for additional information regarding acquisitions.

The acquisition of Cartesian in early 2007 dramatically strengthened TMNG’s technology consultancy services and broadened our service offerings. Cartesian brings expertise in billing management and revenue assurance — two traditional strengths on which we built our reputation — but does so from a technology and network perspective, an ideal complement to our business process focus. Building on its technical expertise, Cartesian has developed an innovative and modular software suite, called Ascertain®, which features advanced revenue assurance and data integrity tools that when customized and integrated into client environments support fixed, wireless, internet service provider (“ISP”), data and content environments. Cartesian’s client list includes “Tier 1” companies in the United Kingdom and Europe, and in 2008, TMNG began early introduction of the product with U.S.-based carriers and cable system operators, opening a potentially significant new market to this product.

The acquisitions of RVA and TWG in 2007 enhanced historical strengths of TMNG. RVA has strong, contracted relationships with major U.S. telecommunication carriers and serves as a close fit with TMNG’s core strength in business process and operational support systems consulting. TWG’s expertise in organizational development and knowledge management helped to round out our capabilities and extended our strategy offerings.

We have diversified our client base organically by building a cable and broadband practice. With the convergence of this industry around multiple video, data and voice service offerings, we apply our traditional expertise in complex business processes such as revenue assurance, billing management, and mediation, as well as in leading functional areas like program management offices, across the global converging communications marketplace. We have developed solutions to assist content providers, and media companies as they cope with the operational complexities of launching new products and services; attempt to streamline their business systems and processes following merger and acquisition activity; and address product lifecycle issues in the wake of competitive pressures. We are also providing program management, business process, service assurance and leadership teams for cable MSO’s as they launch new digital voice product and service rollouts, including voice over internet protocol offerings and focus on their 4G wireless launch. In 2009, 41% of revenue was from cable and broadband clients.

As the industry continues to evolve, TMNG expects to leverage its long history of engagement experience with clients to continue modifying its toolsets, develop new methodologies, and selectively expand its base of employee consultants to support and extend its thought leadership and capabilities in the communications industry.

MARKET OVERVIEW

The global communications industry is evolving around a convergence of voice, data and video or content-based communications. Market factors including regulatory decisions, new technologies and industry consolidation have stimulated new investment in the sector. These dynamics are bringing new competitors to the market, such as Apple and Google, challenging existing industry competitors to explore new business models, and driving consolidation within sectors such as traditional wireline and wireless telecommunications. In addition, cable communications companies that historically primarily offered video services are now positioning themselves as providers of voice and other data and content services. Wireline, wireless and cable companies alike are focused on convergence — where any type of content or application can be delivered seamlessly across fixed or mobile networks.

While communications companies are investing in future growth, the global economic slowdown that began in 2008 has limited liquidity and access to capital, and reduced budgets and forward visibility. Companies across most industries and sectors, including communications and media, are operating with increased expense discipline with many reducing their cost structures through actions which include lowering total headcount, decreasing information technology expenses, and reducing spending on contractors and consultants. Spending decisions, both operating and capital expenses, are coming under increased scrutiny with a heightened focus on a demonstrated return on investment or lower total cost.

It has been our experience that because the expertise necessary to address the market’s needs is typically outside communications companies core competencies, they must ultimately either recruit and employ talent with the necessary experience or retain outside specialists. Additionally, the convergence of the communications, media and entertainment industries has brought forth many new competitors from outside the traditional communications industries who we believe do not possess the experience or skill sets needed to execute new business plans. We believe due to the range of expertise required and the time and expense associated with hiring and training new personnel, bringing expertise in-house is often not a viable option. We believe customers will continue to contract with consultative firms or outsource some of the expertise required to adapt to new environments and capitalize on new technologies now emerging, while maintaining a cost effective structure. When retaining outside specialists, we believe communications companies need experts that fully understand the communications industry and can provide timely and unbiased advice and recommendations for cost-effective solutions, including revenue assurance and expense avoidance. TMNG has positioned its business to respond to these anticipated needs.

BUSINESS STRATEGY

Our objective is to establish ourselves as the consulting company of choice to the converging communications, media and entertainment industry, which includes the service providers, content creators, and technology companies that serve the industry and the financial services and investment banking firms that invest in the sector. In the near term greater emphasis is being focused on our top client relationships and their most strategic initiatives, with the goal of expanding market penetration and share with these clients. Despite shifting our focus to our core clients, we continue to investigate opportunities with other, non-core clients that offer a high probability of a return on our business development investment. The following are key strategies we have adopted to pursue our objectives.

- Develop and evolve offerings, solutions and thought leadership

We plan to continue expanding and evolving our end-to-end solutions. Expanding our consulting solutions involves building the capabilities that support change elements in the adoption of IP and wireless technology and support of convergence of communications with media and content, with emphasis on wireless. We plan to continue to extend our product and service offerings to the communications, media and entertainment industries. We believe wireline and wireless providers will be strategically focused on the following key initiatives: adding, bundling and converging service offerings (i.e., wireline, wireless, high-speed data and video); reduction of costs; reassessment of core competencies in order to leverage strengths and minimize weaknesses; migration to new technologies — next generation wireless and IP and driving efficiency in their business models while spending less on information technology in the near term, given the current economic environment. Our solutions will assist clients in redefining their competitive position, launching new products and services and generating revenues through integrated offerings. Such offerings will also be focused on increasing clients’ efficiencies in these transformations. We will also evaluate expanding our offerings to include managed services, possibly with partners surrounding these initiatives.

- Continue to build the TMNG Global brand

We plan to continue building and communicating the TMNG Global brand, further positioning ourselves as the consultancy of choice for the global telecom, media and entertainment industries. We have sunset the RVA and TWG brands and incorporated them into the TMNG Global brand. In late 2007, we sunset the Adventis brand and now operate our strategy group as CSMG. These changes were made to better represent the end-to-end capabilities we offer through our strategic consulting, management consulting and managed services practices, and to provide separation between our strategy and management consulting practices, providing a level of independence and neutrality desired by clients.

- Focused and effective recruitment and retention

We believe a key element of our business model is the attraction and retention of high quality, experienced consultants. Our two primary challenges in the recruitment of new consulting personnel are the ability to recruit talented personnel with the skill sets necessary to capitalize on an industry undergoing revolutionary change and the ability to execute such recruitment with an appropriate compensation arrangement.

Beginning in fiscal year 2009, we have adopted a more linear, geographic organizational structure with two distinct groups: (1) North America and (2) United Kingdom/Europe. This move has already generated productivity benefits for us, as we have been able to more easily shift top talent between groups as needed and thereby better serve our clients, adding to our efficiency and utilization.

We enhance consultants’ existing skill sets with proprietary toolsets that provide methodologies they use to augment their experience and help analyze and solve clients’ problems. We utilize a network of databases to serve as a knowledge base, enabling consultant collaboration on engagements and providing support information and updates of TMNG current toolsets and releases of next generation tools. Finally, we continue to manage our flexible and unique employee and independent subject matter expert model to maximize skill set offerings, while minimizing the effect of non-billable consultant time.

- Enhancing our global presence

We plan to further enhance our presence beyond the United States and United Kingdom, with emphasis on current top revenue generating clients on the European continent. We believe the competitive market expertise of our U.S. consultants can be a key factor for foreign companies facing the business issues associated with deregulation and competition, especially in Europe. We believe our acquisition of Cartesian and our strategy consulting expertise strengthen TMNG Global’s presence and capabilities in key European markets.

- Increase penetration within top revenue-generating clients

In response to the economic downturn, we adjusted our sales strategy to focus on increasing the number of engagements within our top revenue-generating clients and minimize new business related costs. The approach included volume pricing arrangements and was designed to give us both revenue visibility and add efficiency to the model so as to ensure optimum utilization of our consultant base. In fiscal year 2009, 87% of our revenues came from our ten most significant customers, up from 81% in fiscal year 2008.

SERVICES

TMNG Global along with our brands CSMG and Cartesian, provide a robust portfolio of strategic, management, and technical consulting, as well as products, services and technical solutions, to the communications industry worldwide, including:

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

- Revenue and Cost Management

Revenue management is now evolving into a proactive discipline covering cost reduction and optimization as well as profitability enhancement. TMNG applies its robust revenue management methodologies to all phases of the service activation and revenue processes and approaches revenue assurance from an end-to-end, order-to-cash perspective. Proprietary toolsets, combined with in-depth operational expertise and a track record of success have proven to be the winning formula to enable our clients to generate significant cash flow improvements.

As mentioned, TMNG Global has expanded its suite of revenue assurance assessment tools to include Ascertain®, a flexible, scalable, configurable revenue management and data integrity toolset that provides timely evaluation of processes, metrics and control points. A fifth generation platform developed by the revenue assurance experts at Cartesian, Ascertain® is among the industry’s most widely deployed revenue assurance tools in Europe and is able to support fixed, wireless, ISP, data, and content environments. Beginning in 2008, we expanded deployment of Ascertain® into the United States.

- Program Management

We have a track record of success in the management, execution and delivery of quality consulting services in a cross-functional program management environment. We provide independent, impartial, centralized management and governance of a complex series of inter-related projects using a small group of experienced and dedicated resources. Our approach enables an organization to deliver projects faster, with higher quality, at less cost and within estimates, to meet — and often — exceed expectations. Our PMO engagements are supported by a superb track record, proven tool sets and methodologies, a focus on ‘what works’ and a keen understanding of both the financial imperatives of the business and the drivers of customer satisfaction.

- Business and Operations Process Redesign and Reengineering

We provide clients with efficient, integrated business and operational processes, supporting technology systems and web-centric interfaces across all OSS/BSS applications. Our BSS/OSS approach is holistic, assessing each system and process from the point of customer acquisition to provisioning, billing, collections and accounts receivable management with a focus on operational efficiency and optimizing cash flow. We assist companies in taking a proactive approach to reviewing existing business and operating models. By properly addressing gaps in their process, they have the potential to recover millions of dollars annually.

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

We have developed a proprietary suite of software (Ascertain®) to address the revenue assurance and data integrity needs of communications companies. Ascertain® helps prove rate accuracy, reconcile customer data, analyze and reconcile event records, prove completeness of processing, and monitor trends and volumes. The Ascertain® suite forms a fully productized and supported set of solutions that share a common core framework for reporting, user interaction, data extraction and job scheduling.

- Marketing

We provide a breadth of marketing services to support our clients from strategy, to planning, through execution. Our deep understanding of the global communications environment and our creative and rigorous analytic techniques enable us to craft winning marketing strategies and programs for our clients. We see individual business issues in the context of overall industry financial and value relationships, allowing us to deliver detailed, focused and pragmatic recommendations and blueprints for sustainable impact and change. We provide program management and project delivery to support execution across the broad spectrum of marketing services such as Customer Segmentation, Customer Experience Assessment, Product Management, Retail Sales Channel Assessment and Marketing Communications.

COMPETITION

The market for communications consulting services remains intensely competitive, highly fragmented and rapidly changing. We face competition from major business and strategy consulting firms, large systems integration and major global outsourcing firms as a result of the outsourcing of business support systems and operating support systems by communications companies, offshore development firms from the Asian markets, equipment and software firms that have added service offerings, boutique consulting firms and customers’ internal resources. We believe there has been a significant increase in demand for firms that can bundle business process outsourcing, or BPO, with systems and technical integration. Many of our competitors are large organizations that provide a broad range of services to companies in many industries, including the communications industry. In addition, we compete with boutique firms that maintain specialized skills and/or geographical advantages. Many information technology consulting firms also maintain significant practice groups devoted to the communications industry. Many of these competitors have significantly greater financial, technical and marketing resources and greater name recognition than us.

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

We believe we have a competitive advantage due to our exclusive focus on the communications, media and entertainment industry, and the comprehensive offerings we provide to our customers. We also believe the complementary experience and expertise of our professionals represents a competitive advantage. With the communications industry experiencing consolidation and convergence with media and entertainment, we believe our principal competitive factor is our specialized and continual focus on the converging communications industry and the ability to develop and deliver solutions that enhance client revenue and asset utilization and provide return on investment. Our biggest challenge is normally the customer’s internal resources and budget constraints. As a result, the most significant competitive advantage becomes long-term relationships with key client executives that have developed over time from consistency in responsiveness to their needs, quality and reliability of consultants and deliverables, and an appropriate price/value formula.

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

RISKS RELATED TO CURRENT ECONOMIC CONDITIONS

The economic outlook, as always, is subject to change and the recent challenges of the financial markets have expanded into the broader marketplace and are impacting many sectors, including communications and media. In particular, current uncertainty in global economic conditions may cause our clients to cancel or delay consulting initiatives. Our efforts to down-size, when necessary, in a manner intended to mirror the downturn in economic conditions, could encounter delays and be costly. If the downturn in worldwide economic conditions continues or conditions worsen, particularly in the United States or Europe, the financial condition of our clients may be adversely affected. A continuation of the current downturn could add to volatility in foreign exchange rates, result in further reduced demand for our services, cause continued pricing pressure and possible project cancellations or delays, and possibly create lower revenues and operating margins resulting from price reduction pressures for our services. Continued declines in our revenues and gross profits will have a significant impact on our financial results, particularly because a significant portion of our operating costs are fixed in advance of a particular quarter. In addition, our future revenues and operating results may fluctuate from quarter to quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, consultant utilization rates, the use of estimates to complete ongoing projects, general economic conditions and other factors. Any of these events could materially and adversely impact our business, financial condition and results of operations. We are unable to predict how long the economic slowdown will last and the magnitude of its effect on our business and results of operations. If these conditions continue, or further deteriorate, our business and results of operations could be materially adversely affected.

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

During fiscal year 2009, we utilized approximately 430 consultants, representing a combination of employee client service personnel and independent contracting firms. Of these, 339 were employee consultants and approximately 91 were working on engagements for us primarily through independent subcontracting firms. In addition to the consultants, we have an administrative staff of approximately 53 employees in the accounting and finance, marketing, recruiting, information technology, human resources, legal and administrative areas. As of January 2, 2010, we had 344 total employees, of which 245 were full-time.

BUSINESS SEGMENTS

We identify our segments based on the way management organizes the business to assess performance and make operating decisions regarding the allocation of resources. In accordance with Accounting Standards Codification 280-10, Segment Reporting, we have concluded that we have two reportable segments: the Management Consulting Services segment and the Software Solutions segment. The Management Consulting Services segment is comprised of five operating segments (Operations, Domestic Strategy, International Strategy, RVA and TWG) which are aggregated into one reportable segment. Management Consulting Services includes consulting services related to strategy and business planning, market research and analysis, organizational development, knowledge management, marketing and customer relationship management, program management, billing system support, operating system support, revenue assurance, and corporate investment services. Software Solutions is a single reportable operating segment that provides custom developed software, consulting and technical services. These services range from developing initial business and system requirements, to software development, software configuration and implementation, and post-contract customer support. For a discussion of operating results by segment, please see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 7, Business Segments, Major Customers and Significant Group Concentrations of Credit Risk, in the Notes to the Consolidated Financial Statements.

MAJOR CUSTOMERS

Since our inception, we have provided services to over a thousand domestic and international customers, primarily communication service providers and large technology and applications firms serving the communications industry and financial firms that invest in the sector. We have recently added to our base of customers with cable, media and entertainment clients looking to leverage communications infrastructure to deliver offerings to the market. We depend on a small number of key customers for a significant portion of revenues. For fiscal year 2009, four customers accounted for 35%, 14%, 11% and 10%, respectively, of our revenues. No other single customer accounted for more than 10% of our revenues. Also during fiscal year 2009, our top ten customers accounted for approximately 87% of total revenues. We generally provide discounted pricing for large projects on fixed commitments with long-term customers. Because our clients typically engage services on a project basis, their needs for services vary substantially from period to period.

We continue to concentrate on large wireline, wireless, and cable MSOs headquartered principally in North America, the United Kingdom and Western Europe, as well as media and entertainment clients. We seek to offer broad and diversified services to these customers. We anticipate that operating results will continue to depend on volume services to a relatively small number of customers.

FOREIGN MARKETS

A substantial portion of our business is conducted in foreign markets and a substantial portion of our revenues and costs are derived from our international business. Our international revenues in the fiscal year ended January 2, 2010 represented 28.9% of our total revenues, down from 37.7% in the same period of 2008, primarily as a result of changes in foreign currency exchange rates. Our international operations expose us to a number of business and economic risks, including unfavorable foreign currency exchange rates or fluctuations; our ability to protect our intellectual property; the impact of foreign laws, regulations and trade customs; U.S. and foreign taxation issues; potential limits on our ability to repatriate foreign profits; and general political and economic trends, including the potential impact of terrorist attacks or international hostilities. If we are unable to achieve anticipated levels of revenues from or efficiently manage our international operations, our overall revenues and profitability may decline.

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

WEBSITE ACCESS TO INFORMATION

Our internet website address is www.tmng.com. We make available free of charge through our website all of our filings with the Securities and Exchange Commission (“SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC. The charters of our audit, nominating and compensation committees and our Code of Business Conduct are also available on our website and in print to any stockholder who requests them.

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

		Lease
Location	Sq. Feet	Expiration

McLean, Virginia	4,881	July 2019
Boston, Massachusetts	21,710	January 2011
Somerset, New Jersey	2,910	February 2014
London, England (Gate Street)	11,825	November 2015

We have a sublease agreement for 11,366 square feet of the 21,710 square feet of office space in Boston, Massachusetts with a third party through the end of the original lease term in 2011. In addition, 2,056 square feet of the London Gate Street property is sublet to a third party until June 2010 and 1,370 square feet is sublet to a third party until November 2012.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On January 21, 2010, TMNG’s stockholders approved a one-for-five reverse stock split of the Company’s issued and outstanding common stock. The reverse stock split was effective on February 7, 2010. Trading of TMNG’s common stock on the NASDAQ Global Market on a split-adjusted basis began at the open of trading on February 8, 2010. The reverse stock split affected all shares of the Company’s common stock, as well as options to purchase the Company’s common stock, that were outstanding immediately prior to the effective date of the reverse stock split. All references to common shares and per-share data for prior periods have been retroactively restated to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented. The par value of the Company’s common stock was changed to $.005 per share from $.001 per share in connection with the reverse split.

Our Common Stock is quoted on the NASDAQ Stock Market under the symbol TMNG. The high and low price per share for the Common Stock for each quarter of the fiscal years ending January 2, 2010 and January 3, 2009, in all cases, as adjusted for the one-for-five reverse common stock split effected on February 7, 2010:

	High	Low

First quarter, fiscal year 2009	$3.00	$0.80
Second quarter, fiscal year 2009	$2.80	$1.10
Third quarter, fiscal year 2009	$7.25	$1.05
Fourth quarter, fiscal year 2009	$3.50	$1.75

	High	Low

First quarter, fiscal year 2008	$13.75	$7.75
Second quarter, fiscal year 2008	$10.40	$6.90
Third quarter, fiscal year 2008	$7.25	$4.75
Fourth quarter, fiscal year 2008	$4.95	$1.90

The above information reflects inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

As of March 19, 2010 the closing price of our Common Stock was $2.75 per share. At such date, there were approximately 79 holders of record of our Common Stock.

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

The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K. Statements included in this discussion that are not statements of current or historical information may constitute forward-looking statements. Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements of assumptions underlying such statements, and statements of the Company’s or management’s intentions, hopes, beliefs, expectations or predictions of the future. Forward-looking statements can often be identified by the use of forward-looking terminology, such as “believes,”

“expects,” “may,” “should,” “could,” “intends,” “plans,” “estimates” or “anticipates,” variations thereof or similar expressions. Certain risks and uncertainties could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause a difference include, but are not limited to, conditions in the industry sectors that we serve (including the delay of client decisions on proposals and project opportunities along with scope reduction of existing projects), overall economic and business conditions (including the conditions in the credit markets and general economic conditions), our ability to retain the limited number of large clients that constitute a major portion of our revenues, technological advances and competitive factors in the markets in which we compete, and the factors identified in the Cautionary Statement Regarding Forward-Looking Information in Part I of this report. Other factors that we have not identified in this document could also have this effect. All forward-looking statements made in this Annual Report on Form 10-K are made as of the date hereof.

We report our financial data on a 52/53-week fiscal year for reporting purposes. Fiscal year 2009 was a 52-week fiscal year. Fiscal year 2008 had 53 weeks. For further discussion of our fiscal year end see Item 8, “Consolidated Financial Statements,” Note 1 “Organization and Summary of Significant Accounting Policies,” contained herein.

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

Our 2007 acquisitions and our investment in targeting the cable industry have re-positioned us to better serve consolidating telecommunications carriers and the converging global media and entertainment companies. The convergence of communications with media and entertainment and the consolidation of large telecommunications carriers have required us to focus our strategy on building a global presence, continuing to expand our offerings and strengthening our position within the large carriers and media and entertainment companies. Our efforts are helping us build what we believe is a more sustainable revenue model over the long-term, subject to cyclical economic conditions such as the current economic slowdown, helping us to expand our global presence. We continue to focus our efforts on identifying, adapting to and capitalizing on the changing dynamics prevalent in the converging communications, media and entertainment industries, as well as providing our wireless and IP services within the communications sector.

Our financial results are affected by macroeconomic conditions, credit market conditions, and the overall level of business confidence. The current global economic downturn has reduced capital and operating spending and resulted in significant employee layoffs for our clients in the communications, media and entertainment sectors. Beginning in the second half of 2008 and through fiscal year 2009, our Management Consulting Services and Software Solutions segments continued to feel the impact of the economy, as measured by lower demand for consultants, deferral of projects and specifically the reduction in strategy-related project opportunities. We are also seeing greater pricing pressure and an increased need for enhanced return on investment for projects or added sharing of risk and reward.

Our revenues are denominated in multiple currencies and have also recently been impacted by currency rate fluctuations. Beginning in the fourth quarter of fiscal year 2008, the U.S. dollar began to strengthen against many currencies and this has resulted in unfavorable currency translation to our consolidated financial statements. When comparing fiscal year 2009 to fiscal year 2008, the U.S. dollar has strengthened considerably against the British pound sterling, resulting in an unfavorable impact to our consolidated financial statements.

Revenues are driven by the ability of our team to secure new project contracts and deliver those projects in a way that adds value to our client in terms of return on investment or assisting clients address a need or implement change. For fiscal year 2009, revenues declined 12.3% to $65.0 million from $74.0 million for fiscal year 2008. Unfavorable foreign currency translation accounted for approximately $3.8 million or 42% of the revenue decline.

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

Cost of services consists primarily of compensation for consultants who are employees and amortization of share-based compensation for stock options and nonvested stock, amortization of acquired software intangibles, as well as fees paid to independent contractor organizations and related expense reimbursements. Employee compensation includes certain non-billable time, training, vacation time, benefits and payroll taxes. Gross margins are primarily impacted by the type of consulting services provided; the size of service contracts and negotiated discounts; changes in our pricing policies and those of competitors; utilization rates of consultants and independent subject matter experts; and employee and independent contractor costs, which tend to be higher in a competitive labor market.

Gross margins were 41.4% in fiscal year 2009 compared with 44.6% in fiscal year 2008. The decrease in gross margin from 2009 to 2008 is due to a combination of factors. The most significant items that impact our margins include the mix of project types, utilization of personnel and pricing decisions. During 2009, the volume of strategy related project revenues was down approximately 31% from 2008. Strategy projects generally provide us with our highest gross margins. In addition, given the challenging macroeconomic environment and reduced consulting demand, we have provided clients reduced pricing for long term project commitment and volume increases.

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

Management has focused on aligning operating costs with operating segment revenues. Selling, general and administrative expenses have been reduced $1.6 million, a decline of 5%, to $28.5 million for fiscal year 2009 from $30.1 million for fiscal year 2008. This reduction in selling, general and administrative expenses was realized despite the fact that foreign currency losses included in selling, general and administrative expenses were $0.5 million during fiscal year 2009 compared to foreign currency gains of $1.0 million during fiscal year 2008. With the decline in revenues, our selling, general and administrative expenses have increased as a percentage of revenues to 43.9% in fiscal year 2009 from 40.7% in fiscal year 2008. During fiscal year 2009, we continued to reduce selling and administrative costs to better align our cost structure with revenue levels and we will continue to evaluate selling, general and administrative expense reduction opportunities to improve earnings.

Intangible asset amortization included in operating expenses decreased to $2.0 million in fiscal year 2009 from $3.9 million in fiscal year 2008. The decrease in amortization expense was due to the completion of amortization of some intangibles recorded in connection with our 2007 acquisitions, exchange rate movements and the impairment in fiscal year 2008 of the S3 license agreement and the intangibles related to the TWG acquisition.

We recorded a net loss of $3.2 million for fiscal year 2009 compared to a net loss of $14.8 million for fiscal year 2008. The decline in the loss for fiscal year 2009 from fiscal year 2008 is primarily attributable to a $14.5 million impairment of goodwill and intangible assets in 2008, effective cost management initiatives and a decrease in intangible amortization, partially offset by a contraction in revenues together with lower utilization of our employee consulting personnel and the resulting negative impact on gross margins. We made substantial strides during fiscal year 2008 integrating our 2007 acquisitions and reducing our total operating cost structure with emphasis on selling, general and administrative expenses. However, due to the deterioration in economic conditions, these cost savings were overshadowed by the decrease in revenue levels and gross margins from fiscal year 2008 which impacted our ability to achieve profitability.

Recent economic conditions have added significant challenges to our clients in the communications media, and entertainment sectors. The general result is reduced client spending on capital and operational initiatives. This reduction in spending, coupled with increased competition pursuing fewer opportunities, could result in further price reductions, fewer client projects, under utilization of consultants, reduced operating margins, and loss of market share. Declines in our revenues can have a significant impact on our financial results. Although we have a flexible cost base comprised primarily of employee and related costs, there is a lag in time required to scale the business appropriately if revenues are reduced. In addition, our future revenues and operating results may fluctuate from quarter to quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, consultant utilization rates, general economic conditions and other factors.

From a cash flow perspective, cash flows provided by operating activities were $0.4 million during fiscal year 2009 compared to $6.3 million for fiscal year 2008. The decline in cash flows from operating activities for fiscal year 2009 as compared with the 2008 period primarily related to a decline in operating results due to lower revenue volumes and lower utilization of our employee consulting personnel.

At January 2, 2010, we had working capital of approximately $16.3 million, which included $2.8 million in short-term debt. In addition, working capital includes $5.4 million in short-term investments that were classified as long-term as of January 3, 2009. Our short-term and noncurrent investments consist of auction rate securities. Returns on our cash and investments have decreased over recent periods as a result of decreasing interest rates and a reduction in invested balances.

Our investments included $12.3 million ($12.8 million par value) in auction rate securities guaranteed through the Federal Family Education Loan Program of the U.S. Department of Education. As discussed in Note 2, “Auction Rate Securities,” in the notes to consolidated financial statements, during 2008, we reached a settlement agreement on $7.55 million of the auction rate securities allowing us to sell these auction rate securities held in accounts with UBS AG (“UBS”) and UBS affiliates at par value beginning June 30, 2010 and enabling us to borrow up to 75% of the fair value of the securities at zero net interest cost prior to the sales date.

On October 26, 2009, all of the Access Group Inc. Federal Student Loan Asset Backed Notes held as part of our auction rate securities portfolio with a UBS affiliate were sold. Pursuant to the terms of the settlement with UBS, UBS holds a discretionary right to sell or otherwise dispose of our auction rate securities, provided that we are entitled to the par value of the auction rate securities upon any disposition. The par value of the liquidated securities, $2,050,000, was applied to the line of credit from UBS and its affiliates. As of January 2, 2010, there was approximately $900,000 available to be accessed under the UBS line of credit.

As of January 2, 2010, $5.4 million ($5.5 million par value) of our investments in auction rate securities were classified as current assets based on our intent and expected ability to liquidate these investments within the next year. As of January 2, 2010, we had borrowed $2.8 million against the line of credit with UBS. Given our intent to liquidate the collateral related to the line of credit with UBS within one year and the requirement that we concurrently repay the amounts borrowed on the line of credit, we have classified this debt as short-term as of January 2, 2010.

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

CRITICAL ACCOUNTING POLICIES —

Our significant accounting policies are summarized in Note 1 of the Notes to the consolidated financial statements included in Item 8 “Consolidated Financial Statements” of this report.

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

The auction rate securities we hold are generally long-term debt instruments that historically provided liquidity through a Dutch auction process through which interest rates reset every 28 to 35 days. Beginning in February 2008, auctions of our auction rate securities portfolio failed to receive sufficient order interest from potential investors to clear successfully, resulting in failed auctions. The principal associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers establish a different form of financing to replace these securities or final payments come due according to contractual maturities ranging from approximately 21 to 35 years.

As of January 2, 2010, $5.4 million ($5.5 million par value) of our investments in auction rate securities were reflected as current assets and $6.9 million ($7.3 million par value) were reflected as non-current assets on our Consolidated Balance Sheet. The entire amount of auction rate securities was reflected as a non-current asset on our Consolidated Balance Sheet as of January 3, 2009.

During the third quarter of 2008, state and federal regulators reached settlement agreements with both of the brokers who advised us to purchase the auction rate securities currently held. The settlement agreements with the regulators were intended to eventually provide liquidity for holders of auction rate securities. On November 13, 2008, we entered into a settlement with UBS to provide liquidity for our $7.6 million auction rate securities portfolio held with a UBS affiliate. Pursuant to the terms of the Settlement, UBS issued Auction Rate Securities Rights (“ARS Rights”) to us, allowing us to sell to UBS our auction rate securities held in accounts with UBS and UBS affiliates at par value at any time during the period beginning June 30, 2010 and ending July 2, 2012. As consideration for the issuance of the ARS Rights, we (1) released UBS from all claims for damages (other than consequential damages) directly or indirectly relating to UBS’s marketing and sale of auction rate securities, and (2) granted UBS the discretionary right to sell or otherwise dispose of our auction rate securities, provided that the we are paid the par value of the auction rate securities upon any disposition.

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

Prior to accepting the UBS settlement offer, we recorded all of our auction rate securities as available-for-sale investments. Upon accepting the UBS settlement, we made a one-time election to transfer our UBS auction rate securities holdings from available-for-sale securities to trading securities under FASB ASC 320.

During October 2009, all of the Access Group Inc. Federal Student Loan Asset Backed Notes held as part of our auction rate securities portfolio with a UBS affiliate were sold at par value of $2,050,000. The proceeds from this transaction were applied to the line of credit from UBS and its affiliates.

For auction rate securities classified as available-for-sale, we recognized unrealized holding gains of $718,000, respectively during fiscal year 2009 and recognized unrealized holding losses of $1,116,000 during fiscal year 2008. For auction rate securities classified as trading securities, we recognized realized holding gains of $840,000 offset by realized losses on our ARS Rights of $616,000 during fiscal 2009. The ARS Rights will continue to be measured at fair value under FASB ASC 825 until the earlier of our exercise of the ARS Rights or UBS’s purchase of the auction rate securities at par value in connection with the ARS Rights Agreement.

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

Impairment of Goodwill and Long-lived Assets — As of January 2, 2010, we had $7.8 million in goodwill and $2.5 million in long-lived intangible assets, net of accumulated amortization. Goodwill and other long-lived intangible assets arising from our acquisitions are subjected to periodic review for impairment. FASB ASC 350 “Intangibles-Goodwill and Other” requires an evaluation of these indefinite-lived assets annually and whenever events or circumstances indicate that such assets may be impaired. The evaluation is conducted at the reporting unit level and compares the calculated fair value of the reporting unit to its book value to determine whether impairment has been deemed to occur. Any impairment charge would be based on the most recent estimates of the recoverability of the recorded goodwill. If the remaining book value assigned to goodwill in an acquisition is higher than the estimated fair value of the reporting unit, there is a requirement to write down these assets.

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

•	Anticipated future cash flows and terminal value for each reporting unit — The income approach to determining fair value relies on the timing and estimates of future cash flows, including an estimate of terminal value. The projections use management’s estimates of economic and market conditions over the projected period including growth rates in revenues and estimates of expected changes in operating margins. Our projections of future cash flows are subject to change as actual results are achieved that differ from those anticipated. Because management frequently updates its projections, we would expect to identify on a timely basis any significant differences between actual results and recent estimates.

•	Selection of an appropriate discount rate— The income approach requires the selection of an appropriate discount rate, which is based on a weighted average cost of capital analysis. The discount rate is affected by changes in short-term interest rates and long-term yield as well as variances in the typical capital structure of marketplace participants. The discount rate is determined based on assumptions that would be used by marketplace participants, and for that reason, the capital structure of selected marketplace participants was used in the weighted average cost of capital analysis. Given the current volatile economic conditions, it is possible that the discount rate will fluctuate in the near term.

In accordance with FASB ASC 360, “Property, Plant and Equipment,” we use our best estimates based upon reasonable and supportable assumptions and projections to review for impairment of finite-lived assets and finite-lived identifiable intangibles to be held and used whenever events or changes in circumstances indicate that the carrying amount of our assets might not be recoverable.

At the time of the year end goodwill impairment test, January 2, 2010, fair values of our RVA and Software Solutions reporting units exceeded their book value by 24% and 28%, respectively. We consider these fair values to be substantially higher than book value and therefore goodwill was considered not to be impaired. Given the decline in our market capitalization and the deterioration in U.S. economic and industry conditions during the fiscal year ended January 3, 2009, we recognized impairment charges totaling $13.4 million for goodwill in the Management Consulting Services Segment in fiscal year 2008. During 2008, we also recognized a $1.1 million charge for the impairment of the carrying amount of intangible assets in the Management Consulting Services Segment. The impairment charge was related to the evaluation of the value of our S3 license agreement and intangibles related to our acquisition of TWG. See Note 5, “Goodwill and Other Intangible Assets” in the Notes to Consolidated Financial Statements.

Revenue Recognition — We recognize revenues from time and materials consulting contracts in the period in which our services are performed. We recognized $25.1 million and $33.7 million in revenues from time and materials contracts during fiscal years 2009 and 2008, respectively. In addition to time and materials contracts, our other types of contracts include fixed fee contracts, and contingent fee contracts. During the fiscal years 2009 and 2008, we recognized $39.9 million and $40.4 million, respectively, in revenues on these other types of contracts. We recognize revenues on milestone or deliverables-based fixed fee contracts and time and materials contracts not to exceed contract price using the percentage of completion-like method described by FASB ASC 605-35, “Revenue Recognition — Construction-Type and Production-Type Contracts” (formerly AICPA Statement of Position (“SOP”) No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”). For fixed fee contracts where services are not based on providing deliverables or achieving milestones, we recognize revenues on a straight-line basis over the period during which such services are expected to be performed. In connection with some fixed fee contracts, we receive payments from customers that exceed recognized revenues. We record the excess of receipts from customers over recognized revenue as deferred revenue. Deferred revenue is classified as a current liability to the extent it is expected to be earned within twelve months from the date of the balance sheet.

We also develop, install and support customer software in addition to our traditional consulting services. We recognize revenues in connection with our software sales agreements utilizing the percentage of completion-like method described in FASB ASC 605-35. These agreements include software right-to-use licenses (“RTU’s”) and related customization and implementation services. Due to the long-term nature of software implementation and the extensive software customization based on normal customer specific requirements, both the RTU and implementation services are treated as a single element for revenue recognition purposes.

The FASB ASC 605-35 percentage-of-completion-like methodology involves recognizing revenue using the percentage of services completed, on a current cumulative cost to total cost basis, using a reasonably consistent profit margin over the period. Due to the longer term nature of these projects, developing the estimates of costs often requires significant judgment. Factors that must be considered in estimating the progress of work completed and ultimate cost of the projects include, but are not limited to, the availability of labor and labor productivity, the nature and complexity of the work to be performed, and the impact of delayed performance. If changes occur in delivery, productivity or other factors used in developing the estimates of costs or revenues, we revise our cost and revenue estimates, which may result in increases or decreases in revenues and costs, and such revisions are reflected in income in the period in which the facts that give rise to that revision become known.

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

We also may enter into contingent fee contracts, in which revenue is subject to achievement of savings or other agreed upon results, rather than time spent. Due to the nature of contingent fee contracts, we recognize costs as they are incurred on the project and defer revenue recognition until the revenue is realizable and earned as agreed to by our clients. Although these contracts can be very rewarding, the profitability of these contracts is dependent on our ability to deliver results for our clients and control the cost of providing these services. These types of contracts are typically more results-oriented and are subject to greater risk associated with revenue recognition and overall project profitability than traditional time and materials contracts. Revenues associated with contingent fee contracts were not material during fiscal years 2009 and 2008.

Share-based Compensation Expense — We grant stock options and nonvested stock to our employees and also provide employees the right to purchase our stock at a discount pursuant to an employee stock purchase plan. The benefits provided under these plans are share-based payment awards subject to the provisions of FASB ASC 718, “Compensation-Stock Compensation.” Under FASB ASC 718, we are required to make significant estimates related to determining the value of our share-based compensation. Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock which are obtained from public data sources. For stock option grants issued during fiscal year 2009, we used a weighted-average expected stock-price volatility of 61%. The expected term of options granted is based on the simplified method in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 110 as our historical share option exercise experience does not provide a reasonable basis for estimation. As such, we used a weighted-average expected option life assumption of 6.25 years.

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

In addition, under FASB ASC 718 we are required to net estimated forfeitures against compensation expense. This requires us to estimate the number of awards that will be forfeited prior to vesting. If actual forfeitures in future periods are different than our initial estimate, the compensation expense that we ultimately record under FASB ASC 718 may differ significantly from what was originally estimated. The weighted average estimated forfeiture rate for unvested options outstanding as of January 2, 2010 is 38%.

Income Taxes — Accounting for income taxes requires significant estimates and judgments on the part of management. Such estimates and judgments include, but are not limited to, the effective tax rate anticipated to apply to tax differences that are expected to reverse in the future, the sufficiency of taxable income in future periods to realize the benefits of net deferred tax assets and net operating losses currently recorded and the likelihood that tax positions taken in tax returns will be sustained on audit. We account for income taxes in accordance with FASB ASC 740 “Income Taxes.” As required by FASB ASC 740, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. FASB ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of January 2, 2010, cumulative valuation allowances in the amount of $33.5 million were recorded in connection with the net deferred income tax assets. As required by FASB ASC 740, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the guidance. Pursuant to FASB ASC 740, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As of January 2, 2010, we have recorded a liability of approximately $963,000 for unrecognized tax benefits.

We have generated substantial deferred income tax assets related to our domestic operations, and to a lesser extent our international operations, primarily from the accelerated financial statement write-off of goodwill, the charge to compensation expense taken for stock options and net operating losses. For us to realize the income tax benefit of these assets, we must generate sufficient taxable income in future periods when such deductions are allowed for income tax purposes. In some cases where deferred taxes were the result of compensation expense recognized on stock options, our ability to realize the income tax benefit of these assets is also dependent on our share price increasing to a point where these options have intrinsic value at least equal to the grant date fair value and are exercised. In assessing whether a valuation allowance is needed in connection with our deferred income tax assets, we have evaluated our ability to generate sufficient taxable income in future periods to utilize the benefit of the deferred income tax assets. We continue to evaluate our ability to use recorded deferred income tax asset balances. If we continue to report domestic or foreign operating losses for financial reporting in future years, no additional tax benefit would be recognized for those losses, since we will not have accumulated enough positive evidence to support our ability to utilize net operating loss carryforwards in the future.

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

Research and Development and Capitalized Software Costs — Software development costs are accounted for in accordance with FASB ASC 985-20, “Software — Costs of Software to Be Sold, Leased, or Marketed.” Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. We capitalize development costs incurred during the period between the establishment of technological feasibility and the release of the final product to customers. During fiscal years 2009 and 2008, $536,000 and $812,000, respectively, of these costs were expensed as incurred. No software development costs were capitalized during either fiscal year 2009 or 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued ASC 855-10, Subsequent Events (“ASC 855-10”). ASC 855-10 incorporates the subsequent events guidance contained in the auditing standards literature into authoritative accounting literature. It also requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. This guidance is effective for all interim and annual periods ending after June 15, 2009. We adopted ASC 855-10 upon its issuance.

In June 2009, the FASB issued ASC 105-10, Generally Accepted Accounting Principles — Overall (“ASC 105-10”) that established FASB Accounting Standards Codification (“Codification”), as the single source of authoritative U.S. GAAP for all non-governmental entities. The Codification, which launched July 1, 2009, changes the referencing and organization of accounting guidance and is effective for interim and annual periods ending after September 15, 2009. Since it is not intended to change or alter existing U.S. GAAP, the Codification does not have any impact on our financial condition or results of operations, but it does change the way GAAP is organized and presented. The Codification is effective for our financial statements for the fiscal year ended January 2, 2010 and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.

In August 2009, FASB issued Accounting Standards Update (“ASU”) No. 2009-05 which amends Fair Value Measurements and Disclosures — Overall (ASC Topic 820-10) to provide guidance on the fair value measurement of liabilities. This update requires clarification for circumstances in which a quoted price in an active market for the identical liability is not available, in which event a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for a similar liability or similar liabilities when traded as an asset; or 2) another valuation technique that is consistent with the principles in ASC Topic 820 such as the income and market approach to valuation. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. We adopted ASC Topic 820-10 effective for our fiscal year ending January 2, 2010 and it had no material impact on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issue Task Force (“ASU 2009-13”), and Accounting Standards Update No. 2009-14, Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”). ASU 2009-13 requires companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third party evidence of value is not available. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. Both statements are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

RESULTS OF OPERATIONS

FISCAL 2009 COMPARED TO FISCAL 2008

REVENUES

Revenues decreased $9.0 million, or 12.3%, to $65.0 million for fiscal year 2009 from $74.0 million for fiscal year 2008. The decrease in revenues is primarily due to delays of projects or reduction of demand for consulting and software services by the communications industry resulting from the adverse economic environment in both the United States and Europe. In addition, unfavorable foreign currency translation accounted for approximately $3.8 million of the decline in revenues.

Management Consulting Services Segment — Management Consulting Services segment revenues decreased $3.5 million or 6.5%, to $50.6 million for fiscal year 2009 from $54.1 million for fiscal year 2008. Revenues in our global operational consulting practices decreased by $0.8 million and revenues in our global strategy consulting practices decreased by $2.7 million. Included in these revenue declines are $1.0 million in unfavorable foreign exchange movements.

During fiscal year 2009, this segment provided services on 178 customer projects, compared to 215 projects performed in fiscal year 2008. Average revenue per project was $284,000 in the fiscal year ended January 2, 2010 compared to $252,000 in the fiscal year ended January 3, 2009. Our international revenues from this segment decreased to $4.4 million for fiscal year 2009 from $8.0 million for fiscal year 2008. International revenues have decreased as a percentage of total revenues of the segment from 14.8% in fiscal year 2008 to 8.7% in the 2009 period. The decrease in international revenues was due to the completion of a major international project and unfavorable exchange rate movements.

Revenues recognized in connection with fixed price engagements totaled $30.7 million and $32.0 million, representing 60.8% and 59.2% of total revenues of the segment, for the fiscal years ended January 2, 2010 and January 3, 2009, respectively.

Software Solutions Segment — Revenues of $14.4 million and $20.0 million were generated for fiscal years 2009 and 2008, respectively. All revenues were generated internationally. The decrease in revenues for fiscal year 2009 as compared to the 2008 period is primarily due to unfavorable exchange rate movements of $2.9 million and the wind down of a large client project. During fiscal year 2009 and 2008, this segment provided services on 204 and 158 customer projects, respectively. Average software and services revenue per project was approximately $56,000 and $110,000 for fiscal years 2009 and 2008, respectively. The decrease in revenue per project for fiscal year 2009 as compared to fiscal year 2008 is primarily due to an increase in the number of smaller engagements combined with unfavorable exchange rate movements. Revenues from post-contract support services were approximately $2.4 million and $2.3 million for fiscal years 2009 and 2008, respectively. During fiscal years 2009 and 2008, revenues from software licensing were $528,000 and $235,000, respectively.

COST OF SERVICES

Costs of services decreased 7.4% to $38.0 million for fiscal year 2009 compared to $41.0 million for fiscal year 2008. Our gross margin was 41.4% for fiscal year 2009, compared to 44.6% for fiscal year 2008. Our Management Consulting Services segment gross margin was 44.0% for fiscal year 2009 compared to 48.2% for fiscal year 2008. The decrease in gross margin in our Management Consulting Services segment is primarily due to the mix of business shifting from strategy engagements to longer term and lower margin management consulting projects along with revenue levels declining more significantly than costs have been reduced. As a result, we experienced lower utilization of our fixed employee consulting base. Our Software Solutions segment gross margin was 32.3% for the fiscal year ended January 2, 2010, compared to 34.6% for the fiscal year ended January 3, 2009. Margin reductions in the Software Solutions segment are primarily related to lower revenue volumes for the period and thus lower utilization of our employee consulting personnel. Costs of services in the Software Solutions segment included amortization of intangible assets of $587,000 and $698,000 for fiscal year 2009 and fiscal year 2008, respectively, related to acquired software. The reduction in intangible amortization is due to exchange rate movements.

OPERATING EXPENSES

Operating expenses decreased by $18.0 million, or 37.2%, to $30.5 million for fiscal year 2009, from $48.5 million for fiscal year 2008. Operating expenses for both periods included selling, general and administrative expenses (inclusive of share-based compensation) and intangible asset amortization. For fiscal year 2008, operating expenses included $14.5 million of goodwill and intangible asset impairment. Excluding the impairment charges in the 2008 period, operating expenses in fiscal year 2009 decreased by 10.5% from the same period in 2008.

Selling, general and administrative expenses decreased to $28.5 million for fiscal year 2009, compared to $30.1 million for fiscal year 2008. As a percentage of revenues, our selling, general and administrative expense was 43.9% for the fiscal year ended January 2, 2010, compared to 40.7% for the fiscal year ended January 3, 2009. The decrease in selling, general and administrative expenses was primarily due to decreases in compensation costs through headcount reductions and a reduction in professional services fees due to effective cost management. In addition, selling, general and administrative expenses for fiscal year 2009 include losses related to changes in foreign currency exchange rates of $0.5 million compared to gains of $1.0 million during fiscal year 2008.

Intangible asset amortization decreased by $1.9 million to $2.0 million for fiscal year 2009, compared to $3.9 million for fiscal year 2008. The decrease in amortization expense was primarily due to the completion of amortization of some intangibles recorded in connection with acquisitions, exchange rate movements and the impairment of the S3 license agreement and the intangibles related to the TWG acquisition during fiscal year 2008.

OTHER INCOME AND EXPENSES

Interest income was $0.3 million and $0.9 million for fiscal years 2009 and 2008, respectively, and represented interest earned on invested balances. Interest income decreased during fiscal year 2009 as compared to fiscal year 2008 due primarily to reductions in invested balances attributable to cash utilized for acquisitions and reductions in interest rates. We primarily invest in money market funds and have holdings in auction rate securities. For fiscal year 2009, other income includes $841,000 in realized holding gains for auction rate securities classified as trading securities, offset by realized losses on our ARS Rights of $617,000. During fiscal year 2008, we recorded other expense of $280,000 related to net realized losses due to the change in fair value of certain auction rate securities and the ARS Rights. In addition, other income for fiscal year 2009 includes $109,000 related to the settlement of a foreign income tax dispute.

INCOME TAXES

We recorded an income tax provision of $226,000 and benefit of $6,000 for fiscal years 2009 and 2008, respectively. The income tax provision in fiscal year 2009 is primarily due to deferred taxes recognized on intangibles amortized for income tax purposes but not for financial reporting purposes and interest recognized on reserves for uncertain tax positions. The income tax benefit in fiscal year 2008 is primarily related to our United Kingdom operations. For both fiscal years, we recorded no income tax benefit related to our domestic pre-tax losses in accordance with the provisions of ASC 740, “Income Taxes” which requires an estimation of our ability to use recorded deferred income tax assets. We have recorded a valuation allowance against all domestic and international deferred income tax assets generated due to uncertainty about their ultimate realization due to our history of operating losses. If we continue to report domestic net operating losses for financial reporting, no additional tax benefit would be recognized for those losses, since we will not have accumulated enough positive evidence to support our ability to utilize the net operating loss carryforwards in the future.

NET LOSS

We had a net loss of $3.2 million for fiscal year 2009, compared to a net loss of $14.8 million for fiscal year 2008. Excluding the impact of goodwill and intangible asset impairment charges of $14.5 million in fiscal year 2008, the increase in net loss is attributable to a contraction in revenues, including the negative impact of foreign exchange rates, and the resulting negative impact on gross margins.

STATEMENT REGARDING NON-GAAP FINANCIAL MEASUREMENT

In addition to net loss and net loss per share on a GAAP basis, TMNG Global’s management uses a non-GAAP financial measure, “Non-GAAP adjusted net income or loss,” in its evaluation of our performance, particularly when comparing performance to the prior year’s period and on a sequential basis. This non-GAAP measure contains certain non-GAAP adjustments which are described in the following schedule entitled “Reconciliation of GAAP Net Loss to Non-GAAP Adjusted Net Income.” In making these non-GAAP adjustments, we take into account certain non-cash expenses and benefits, including tax effects as applicable, and the impact of certain items that are generally not expected to be on-going in nature or that are unrelated to our core operations. Management believes the exclusion of these items provides a useful basis for evaluating underlying business performance, but should not be considered in isolation and is not in accordance with, or a substitute for, evaluating our performance utilizing GAAP financial information. We believe that providing such adjusted results allows investors and other users of our financial statements to better understand TMNG Global’s comparative operating performance for the periods presented. TMNG Global’s non-GAAP measure may differ from similar measures by other companies, even if similar terms are used to identify such measures. Although TMNG Global’s management believes the non-GAAP financial measure is useful in evaluating the performance of its business, TMNG Global acknowledges that items excluded from such measure have a material impact on our net loss and net loss per share calculated in accordance with GAAP. Therefore, management uses non-GAAP measures in conjunction with GAAP results. Investors and other users of our financial information should also consider the above factors when evaluating TMNG Global’s results.

RECONCILIATION OF GAAP NET LOSS TO NON-GAAP ADJUSTED NET INCOME
(unaudited)

	Fifty-Two	Fifty-Three
	Weeks Ended	Weeks Ended
	January 2,	January 3,
	2010	2009
	(In thousands, except per share data)

Reconciliation of GAAP net loss to non-GAAP adjusted net income:
GAAP net loss	$(3,242)	$(14,825)

Goodwill, intangible and long-lived asset impairment	—	14,451
Realized (gain) loss on auction rate securities	(224)	280
Depreciation and amortization	3,379	5,385
Non-cash share based compensation expense	858	1,817
Tax effect of applicable non-GAAP adjustments	(82)	(965)

Adjustments to GAAP net loss	3,931	20,968

Non-GAAP adjusted net income	$689	$6,143

Reconciliation of GAAP net loss per diluted common share to non-GAAP adjusted net income per diluted common share:
GAAP net loss per diluted common share	$(0.46)	$(2.09)

Goodwill, intangible and long-lived asset impairment	—	2.04
Realized (gain) loss on auction rate securities	(0.03)	0.04
Depreciation and amortization	0.48	0.76
Non-cash share based compensation expense	0.12	0.26
Tax effect of applicable non-GAAP adjustments	(0.01)	(0.14)

Adjustments to GAAP net loss per diluted common share	0.56	2.96

Non-GAAP adjusted net income per diluted common share	$0.10	$0.87

Weighted average shares used in calculation of diluted net loss per common share	6,986	7,089

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $0.4 million and $6.3 million for fiscal years 2009 and 2008, respectively. The significant change in cash flows from operating activities for fiscal year 2009 as compared to fiscal year 2008 was primarily due to declines in operating results due a decrease in revenues and resulting lower gross margins.

Net cash used in investing activities was $1.6 million and $4.2 million for fiscal year 2009 and fiscal year 2008, respectively. Investing activities in fiscal year 2009 included $1.9 million, $1.0 million and $0.2 million in earn-out payments related to the acquisitions of Cartesian, RVA and TWG, respectively. Investing activities in fiscal year 2008 included $3.0 million and $2.3 million in earn-out payments related to the acquisitions of Cartesian and RVA, respectively. Investing activities in fiscal year 2008 also included $0.1 million in payments for TWG working capital true-ups. Investing activities include proceeds from sales of short-term investments of $2.1 million and $2.3 million, respectively, for fiscal years 2009 and 2008. Net cash used in investing activities also included $0.6 million and $1.1 million in fiscal years 2009 and 2008, respectively, related to the purchase of office equipment, software and computer equipment.

Net cash provided by financing activities was $0.7 million for fiscal year 2009. Net cash used in financing activities was $3.2 million for fiscal year 2008. Financing activities in the 2009 period included

$3.4 million in proceeds from line of credit borrowings and $2.1 million in repayments on lines of credit. Financing activities in fiscal year 2008 included $1.5 million in proceeds from line of credit borrowings. During the 2008 period, $3.2 million was utilized to purchase shares of our common stock. In addition, in both periods cash was used to make payments on long-term obligations, including unfavorable contract obligations assumed as part of the RVA acquisition in the 2008 period, partially offset by proceeds received from the exercise of employee stock options.

At January 2, 2010, we had approximately $6.3 million in cash and cash equivalents ($3.9 million of which was denominated in pounds sterling) and $16.3 million in net working capital. In addition, as discussed below, we have established lines of credit totaling $7.3 million as of January 2, 2010 against our auction rate securities portfolio, of which we had borrowed $2.8 million at January 2, 2010. We believe we have sufficient cash and short-term investments and access to lines of credit to meet anticipated cash requirements, including anticipated capital expenditures and earn-out payments for at least the next 12 months. Furthermore, based on an analysis of our investments classified as cash equivalents, we do not believe that we have any material risk related to the liquidity or valuation of these investments, nor do we believe that we have any counterparty credit risk related to these investments. Should our cash and short-term investments prove insufficient we may need to obtain new debt or equity financing to support our operations or complete acquisitions. Recently, credit and capital markets have experienced unusual volatility and disruption, and equity and debt financing have become more expensive and difficult to obtain. If we need to obtain new debt or equity financing to support our operations or complete acquisitions in the future, we may be unable to obtain debt or equity financing on reasonable terms. We have established a flexible model that provides a lower fixed cost structure than most consulting firms, enabling us to scale operating cost structures more quickly based on market conditions, although there is a lag in time required to scale the business appropriately if revenues are reduced. Our strong balance sheet has enabled us to make acquisitions and related investments in intellectual property and businesses we believe are enabling us to capitalize on the current transformation of the industry; however, if demand for our consulting services is reduced and we experience negative cash flow, we could experience liquidity challenges at some point in the future.

As previously discussed, the liquidity of auction rate securities has been negatively impacted by events in the credit markets since 2008. As of January 2, 2010, we held auction rate securities in the face amount of $12.8 million collateralized by government guaranteed student loans. The estimated fair value of the auction rate securities and related ARS Rights was $12.3 million as of January 2, 2010. Beginning in February 2008, auctions of our auction rate securities portfolio failed to receive sufficient order interest from potential investors to clear successfully, resulting in failed auction status. The principal associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers establish a different form of financing to replace these securities or final payments come due according to contractual maturities ranging from approximately 21 to 35 years.

During the third quarter of 2008, state and federal regulators reached settlement agreements with both of the brokers who advised us to purchase the auction rate securities we currently hold. The settlement agreements with the regulators were intended to eventually provide liquidity for holders of auction rate securities. On November 13, 2008, we entered into a settlement with UBS to provide liquidity for our $7.6 million auction rate securities portfolio held with a UBS affiliate. Pursuant to the terms of the settlement, UBS issued ARS Rights to us, allowing us to sell to UBS our auction rate securities held in accounts with UBS and UBS affiliates at par value at any time during the period beginning June 30, 2010 and ending July 2, 2012. As consideration for the issuance of the ARS Rights, we (1) released UBS from all claims for damages (other than consequential damages) directly or indirectly relating to UBS’s marketing and sale of auction rate securities, and (2) granted UBS the discretionary right to sell or otherwise dispose of our auction rate securities, provided that we are paid the par value of the auction rate securities upon any disposition. At January 2, 2010 the ARS Rights had an estimated fair value of $0.3 million.

Pursuant to the settlement, we entered into a line of credit with UBS and its affiliates for up to 75% of the market value of our auction rate securities. The line of credit provides us with an uncommitted, demand revolving line of credit of up to 75% of the market value, as determined by UBS in its sole discretion, of our auction rate securities that are pledged as collateral. The interest that we pay on the line of credit will not exceed the interest that we receive on the auction rate securities pledged to UBS as security for the line of credit. UBS may demand full or partial payment of amounts borrowed on the line of credit, at its sole option and without cause, at any time. UBS may, at any time, in its discretion, terminate and cancel the line of credit. If at any time UBS exercises its right of demand, then a UBS affiliate shall provide, as soon as reasonably possible, alternative financing on substantially the same terms and conditions as those under the line of credit and UBS agrees that the line of credit shall remain in full force and effect until such time as such alternative financing has been established. If alternative financing cannot be established, then a UBS-related entity will purchase the pledged auction rate securities at par value. If we elect to sell any auction rate securities that are pledged as collateral under the line of credit to a purchaser other than UBS, UBS intends to exercise its right to demand repayment of the line of credit relating to the auction rate securities sold by us.

In October 2009, all of the Access Group Inc. Federal Student Loan Asset Backed Notes held as part of our auction rate securities portfolio with a UBS affiliate were sold. Pursuant to the terms of the settlement with UBS, UBS holds a discretionary right to sell or otherwise dispose of our auction rate securities, provided that we are entitled to the par value of the auction rate securities upon any disposition. The par value of the liquidated securities, $2,050,000, was applied to the line of credit from UBS and its affiliates. As of January 2, 2010, we had outstanding borrowings of $2.8 million under the line of credit. These borrowings were used to fund short-term liquidity needs. As of January 2, 2010, there was approximately $900,000 available to be accessed under this line of credit.

On March 19, 2009, we entered into a loan agreement with Citigroup Global Markets, Inc. (“Citigroup”) to provide liquidity for our $7.3 million auction rate securities portfolio held with Citigroup. Under the loan agreement, we have access to a revolving line of credit of up to 50% of the par value of the auction rate securities that we have pledged as collateral, or $3.625 million. The interest rate as of January 2, 2010 that we would pay on amounts borrowed is the federal funds rate plus 3.08%. The interest rate may change in future periods based on the change in the spread over the federal funds rate. The line of credit is not for any specific term or duration and Citigroup may demand full or partial payment of amounts borrowed on the line of credit, at its sole option and without cause, at any time. Citigroup may, at any time, in its discretion, terminate the line of credit with proper notice. No amounts have been borrowed against this line of credit.

Given our intent and expected ability to exercise our right under the ARS Rights to sell to UBS our auction rate securities held in accounts with UBS and UBS affiliates at par value on June 30, 2010, we have classified the entire amount of auction rate securities portfolio held with UBS and UBS affiliates, including the fair value of the ARS Rights, as short-term investments in the Consolidated Balance Sheet as of January 2, 2010. The remaining auction rate securities held in accounts with Citigroup are classified as noncurrent investments in the Consolidated Balance Sheet as of January 2, 2010. We have classified the borrowings from UBS as a current liability in the Consolidated Balance Sheet as of January 2, 2010.

As we are able to liquidate any of our auction rate securities portfolio we intend to reinvest in money market or similar investments any amounts not used to repay amounts borrowed under the lines of credit. We continually monitor the credit quality and liquidity of our auction rate securities. To the extent we believe we will not be able to collect all amounts due according to the contractual terms of a security, we will record an other-than-temporary impairment. This could require us to recognize losses in our Condensed Consolidated Statement of Operations and Comprehensive Loss in accordance with FASB ASC 320, which could be material.

On March 1, 2010, we borrowed an additional $880,000 under the UBS line of credit. With this draw against the line, total borrowings were $3,680,000 on this line of credit and there was no material balance available to be borrowed.

FINANCIAL COMMITMENTS AND OFF BALANCE SHEET ARRANGEMENTS

During fiscal year 2007, we acquired all of the outstanding membership interests of RVA. In addition to consideration paid to date for these acquisitions, we have potential contingent purchase price obligations of $0.4 million at January 2, 2010. See Note 4, “Business Combinations”, in the Notes to the Consolidated Financial Statements.

During fiscal year 2009, we entered into an agreement under which we have a commitment to purchase a minimum of $401,000 in computer software over a three year period. As of January 2, 2010, we have an obligation of $290,000 remaining under this commitment.

TRANSACTIONS WITH RELATED PARTIES

During fiscal years 2009 and 2008, we incurred legal fees of $16,000 and $26,000, respectively, for services provided by Bingham McCutchen, LLP, a law firm in which a member of our Board of Directors, Andrew Lipman, owns an equity interest. Payments made during both periods were in connection with income tax and potential acquisition related matters. Our Board of Directors has affirmatively determined that such payments do not constitute a material relationship between us and the director and concluded the director is independent as defined by the NASDAQ corporate governance rules. All payments were made within the limitations set forth by NASDAQ Rules as to the qualifications of an independent director.

As of January 2, 2010, there is one outstanding line of credit between us and our Chief Executive Officer, Richard P. Nespola, which originated in fiscal year 2001. Aggregate borrowings outstanding against the line of credit at January 2, 2010 and January 3, 2009 totaled $300,000 and are due in September 2011. These amounts are included in other assets in the non-current assets section of the balance sheet. In accordance with the loan provisions, the interest rate charged on the loans is equal to the Applicable Federal Rate (AFR), as announced by the Internal Revenue Service, for short-term obligations (with annual compounding) in effect for the month in which the advance is made, until fully paid. Pursuant to the Sarbanes-Oxley Act, no further loan agreements or draws against the line may be made by us to, or arranged by us for our executive officers. Interest payments on this loan are current as of January 2, 2010.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Management Network Group, Inc.
Overland Park, Kansas

We have audited the accompanying consolidated balance sheets of The Management Network Group, Inc. and subsidiaries (the “Company”) as of January 2, 2010 and January 3, 2009, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the 52-week period ended January 2, 2010 and the 53-week period ended January 3, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 2010 and January 3, 2009 and the results of its operations and its cash flows for the 52-week period ended January 2, 2010 and the 53-week period ended January 3, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/	DELOITTE & TOUCHE LLP

Kansas City, Missouri
April 1, 2010

THE MANAGEMENT NETWORK GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	January 2,	January 3,
	2010	2009
	(In thousands, except share data)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,301	$5,956
Short-term investments	5,444
Receivables:
Accounts receivable	11,991	8,247
Accounts receivable — unbilled	4,174	4,540

	16,165	12,787
Less: Allowance for doubtful accounts	(357)	(379)

Net receivables	15,808	12,408
Prepaid and other current assets	1,206	1,653

Total current assets	28,759	20,017

NONCURRENT ASSETS:
Property and equipment, net	1,955	1,801
Goodwill	7,772	6,240
Identifiable intangible assets, net	2,516	4,842
Non-current investments	6,852	13,404
Other assets	397	410

Total Assets	$48,251	$46,714

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$1,118	$1,138
Current borrowings	2,800
Accrued payroll, bonuses and related expenses	5,354	4,053
Other accrued liabilities	1,433	3,010
Deferred revenue	1,023	476
Accrued contingent consideration		161
Unfavorable and other contractual obligations	706	697

Total current liabilities	12,434	9,535

NONCURRENT LIABILITIES:
Unfavorable and other contractual obligations	546	1,062
Noncurrent borrowings		1,485
Other noncurrent liabilities	1,237	1,006

Total noncurrent liabilities	1,783	3,553

Commitments and contingencies (Note 14)
STOCKHOLDERS’ EQUITY:
Common stock:
Voting — $.005 par value, 20,000,000 shares authorized; 7,468,310 (including 440,000 treasury shares) and 7,393,025 (including 440,000 treasury shares) shares issued as of January 2, 2010 and January 3, 2009, respectively; 7,028,310 and 6,953,025 shares outstanding as of January 2, 2010 and January 3, 2009, respectively	37	37
Preferred stock — $.001 par value, 10,000,000 shares authorized; no shares issued or outstanding
Additional paid-in capital	176,680	175,691
Accumulated deficit	(134,948)	(131,706)
Treasury stock, at cost	(3,545)	(3,545)
Accumulated other comprehensive income —
Foreign currency translation adjustment	(3,792)	(5,735)
Loss on investments	(398)	(1,116)

Total stockholders’ equity	34,034	33,626

Total Liabilities and Stockholders’ Equity	$48,251	$46,714

See notes to consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Fifty-Two	Fifty-Three
	Weeks Ended	Weeks Ended
	January 2,	January 3,
	2010	2009
	(In thousands, except per share data)

Revenues	$64,953	$74,042
Cost of services (includes net non-cash share-based compensation expense of $260 and $545 for the 2009 and 2008 fiscal years, respectively)	38,036	41,055

Gross Profit	26,917	32,987
Operating Expenses:
Selling, general and administrative (includes net non-cash share-based compensation expense of $598 and $1,272 for the 2009 and 2008 fiscal years, respectively)	28,497	30,124
Intangible asset amortization	1,975	3,916
Goodwill, intangible and long-lived asset impairment		14,451

Total operating expenses	30,472	48,491

Loss from operations	(3,555)	(15,504)
Interest income	259	922
Interest expense	(55)
Other income (expense), net	335	(249)

Total other income	539	673

Loss before income taxes	(3,016)	(14,831)
Income tax (provision) benefit	(226)	6

Net loss	(3,242)	(14,825)

Other comprehensive loss:
Foreign currency translation adjustment	1,943	(5,955)
Unrealized gain (loss) on marketable securities	718	(1,116)

Comprehensive loss	$(581)	$(21,896)

Net loss per common share
Basic and diluted	$(0.46)	$(2.09)

Weighted average shares used in calculation of net loss per share:
Basic	6,986	7,089

Diluted	6,986	7,089

See notes to consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	January 2,	January 3,
	2010	2009
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,242)	$(14,825)
Adjustments to reconcile net loss to net cash provided by operating activities:
Goodwill and intangible asset impairment		14,451
Depreciation and amortization	3,379	5,386
Share-based compensation	858	1,817
Deferred taxes	145	(1,077)
Bad debt recoveries		(227)
Realized (gain) loss on investments	(224)	280
Other changes in operating assets and liabilities:
Accounts receivable	(3,291)	3,389
Accounts receivable — unbilled	601	2,423
Prepaid and other assets	398	76
Trade accounts payable	(74)	(572)
Income tax liabilities	(73)	(216)
Deferred revenue	494	(2,962)
Accrued liabilities	1,448	(1,653)

Net cash provided by operating activities	419	6,290

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities/sales of marketable securities	2,050	2,325
Acquisition of businesses, net of cash acquired	(3,054)	(5,426)
Acquisition of property and equipment	(618)	(1,059)

Net cash used in investing activities	(1,622)	(4,160)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	3,400	1,485
Payments on line of credit	(2,085)
Payments made on unfavorable and other contractual obligations	(681)	(1,656)
Purchases of common stock		(3,200)
Proceeds from exercise of stock options		26
Issuance of common stock through employee stock purchase plan	27	129

Net cash provided by (used in) financing activities	661	(3,216)

Effect of exchange rate on cash and cash equivalents	887	(2,980)

Net increase (decrease) in cash and cash equivalents	345	(4,066)
Cash and cash equivalents, beginning of period	5,956	10,022

Cash and cash equivalents, end of period	$6,301	$5,956

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$55

Cash paid during period for taxes, net of refunds	$156	$1,249

Accrued property and equipment additions	$325	$17

Supplemental disclosure of non-cash investing and financing transactions
Acquisition of business: Common stock	$104	$922

Acquisition of business: Contingent consideration earned		$1,860

See notes to consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock					Accumulated
	$.005 Par		Additional			Other
	Voting		Paid-In	Accumulated	Treasury	Comprehensive
	Shares	Amount	Capital	Deficit	Stock	Income	Total
			(In thousands, except per share data)

Balance, December 29, 2007	7,237,029	$36	$172,798	$(116,881)	$(345)	$220	$55,828
Share repurchases					(3,200)		(3,200)
Exercise of options	2,555		26				26
Employee stock purchase plan	22,546		129				129
Share-based compensation			1,817				1,817
Common stock issued for acquisitions	130,895	1	921				922
Other comprehensive income — Foreign currency translation adjustment						(5,955)	(5,955)
Other comprehensive income — Loss on investment						(1,116)	(1,116)
Net loss				(14,825)			(14,825)

Balance, January 3, 2009	7,393,025	37	175,691	(131,706)	(3,545)	(6,851)	33,626

Employee stock purchase plan	19,027		27				27
Share-based compensation			858				858
Common stock issued for acquisitions	56,325		104				104
Other comprehensive income — Foreign currency translation adjustment						1,943	1,943
Other comprehensive income — Loss on investment						718	718
One-for-five reverse stock split	(67)						—
Net loss				(3,242)			(3,242)

Balance, January 2, 2010	7,468,310	$37	$176,680	$(134,948)	$(3,545)	$(4,190)	$34,034

See notes to consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation — The consolidated financial statements include the accounts of TMNG and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Name of Subsidiary/Acquisition	Date Formed/Acquired

TMNG Europe Ltd. (“TMNG Europe”)	March 19, 1997
The Management Network Group Canada Ltd. (“TMNG Canada”)	May 14, 1998
TMNG.com, Inc.	June 18, 1999
TMNG Marketing, LLC (TMNG Marketing, Inc. merged into TMNG Marketing, LLC on January 2, 2010).	September 5, 2000
TMNG Technologies, Inc.	August 27, 2001
Cambridge Strategic Management Group, Inc. (“CSMG”)	March 6, 2002
Cambridge Adventis Ltd.	March 17, 2006
Cartesian Ltd. (“Cartesian”)	January 2, 2007
RVA Consulting, LLC (“RVA”)	August 3, 2007
TWG Consulting, Inc. (“TWG”)	October 5, 2007

Fiscal Year — The Company reports its operating results on a 52/53-week fiscal year basis. The fiscal year end is determined as the Saturday ending nearest December 31. The fiscal year ended January 2, 2010 includes 52 weeks of operating results and consists of four equal 13-week quarters. The fiscal year ended January 3, 2009 was a 53-week fiscal year and was comprised of three 13-week quarters with the fourth quarter comprised of 14 weeks. The fiscal years ended January 2, 2010 and January 3, 2009 are referred to herein as fiscal years 2009 and 2008, respectively.

Reverse Stock Split — On January 21, 2010, TMNG’s stockholders approved a one-for-five reverse stock split of the Company’s authorized, issued and outstanding common stock. The reverse stock split was effective on February 7, 2010. Trading of TMNG’s common stock on the NASDAQ Global Market on a split-adjusted basis began at the open of trading on February 8, 2010. The reverse stock split affected all shares of the Company’s common stock, as well as options to purchase the Company’s common stock, that were outstanding immediately prior to the effective date of the reverse stock split. All references to common shares and per-share data for prior periods have been retroactively restated to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented. The par value of the Company’s common stock was changed to $.005 per share from $.001 per share in connection with the reverse split.

Subsequent Events — The Company has evaluated subsequent events for recognition or disclosure through the date these consolidated financial statements were issued.

Revenue Recognition — The Company recognizes revenue from time and materials consulting contracts in the period in which its services are performed. The Company recognized $25.1 million and $33.6 million in revenues from time and materials contracts during fiscal years 2009 and 2008, respectively. In addition to time and materials contracts, the Company’s other types of contracts may include fixed fee contracts and contingent fee contracts. During fiscal years 2009 and 2008, the Company recognized $39.9 million and $40.4 million, respectively, in revenues on these other types of contracts. The Company recognizes revenues on milestone or

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deliverables-based fixed fee contracts and time and materials contracts not to exceed contract price using the percentage of completion-like method described by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-35, “Revenue Recognition — Construction-Type and Production-Type Contracts” (formerly AICPA Statement of Position (“SOP”) No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”). For fixed fee contracts where services are not based on providing deliverables or achieving milestones, the Company recognizes revenue on a straight-line basis over the period during which such services are expected to be performed. In connection with some fixed fee contracts, the Company may receive payments from customers that exceed revenues recognized related to the contracts up to that point in time. The Company records the excess of receipts from customers over recognized revenue as deferred revenue. Deferred revenue is classified as a current liability to the extent it is expected to be earned within twelve months from the date of the balance sheet.

The Company develops, installs and supports customer software in addition to the provision of traditional consulting services. The Company recognizes revenue in connection with its software sales agreements utilizing the percentage of completion method prescribed by ASC 605-35. These agreements include software right-to-use licenses (“RTU’s”) and related customization and implementation services. Due to the long-term nature of the software implementation and the extensive software customization based on normal customer specific requirements, both the RTU and implementation services are treated as a single element for revenue recognition purposes.

The percentage-of-completion-like methodology involves recognizing revenue using the percentage of services completed, on a current cumulative cost to total cost basis, using a reasonably consistent profit margin over the period. Due to the longer term nature of these projects, developing the estimates of costs often requires significant judgment. Factors that must be considered in estimating the progress of work completed and ultimate cost of the projects include, but are not limited to, the availability of labor and labor productivity, the nature and complexity of the work to be performed, and the impact of delayed performance. If changes occur in delivery, productivity or other factors used in developing the estimates of costs or revenues, the Company revises its cost and revenue estimates, which may result in increases or decreases in revenues and costs, and such revisions are reflected in income in the period in which the facts that give rise to that revision become known.

In addition to the professional services related to the customization and implementation of its software, the Company also provides post-contract support (“PCS”) services, including technical support and maintenance services. For those contracts that include PCS service arrangements which are not essential to the functionality of the software solution, the Company separates the ASC 605-35 software services and PCS services utilizing the multiple-element arrangement model prescribed by ASC 605-25 , “Revenue Recognition — Multiple-Element Arrangements” (formerly Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables”). ASC 605-25 addresses the accounting treatment for an arrangement to provide the delivery or performance of multiple products and/or services where the delivery of a product or system or performance of services may occur at different points in time or over different periods of time. The Company utilizes ASC 605-25 to separate the PCS service elements and allocate total contract consideration to the contract elements based on the relative fair value of those elements. Revenues from PCS services are recognized ratably on a straight-line basis over the term of the support and maintenance agreement.

The Company may also enter into contingent fee contracts, in which revenue is subject to achievement of savings or other agreed upon results, rather than time spent. Due to the nature of contingent fee contracts, the Company recognizes costs as they are incurred on the project and defers revenue recognition until the revenue is realizable and earned as agreed to by its clients. Although these contracts can be very rewarding, the profitability of these contracts is dependent on the Company’s ability to deliver results for its clients and control the cost of providing these services. These types of contracts are typically more results-oriented and

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are subject to greater risk associated with revenue recognition and overall project profitability than traditional time and materials contracts. Revenues associated with contingent fee contracts were not material during fiscal years 2009 and 2008.

Cash and Cash Equivalents — Cash and cash equivalents include cash on hand and short-term investments with original maturities of three months or less when purchased.

Marketable Securities — Short-term investments and non-current investments, which consist of auction rate securities and related put option, are accounted for under the provisions of FASB ASC 320, “Investments — Debt and Equity Securities.” Management evaluates the appropriate classification of marketable securities at each balance sheet date. These investments are reported at fair value, as measured pursuant to FASB ASC 820, “Fair Value Measurements and Disclosures.” For those securities considered to be “available for sale,” any temporary unrealized gains and losses are included as a separate component of stockholders’ equity, net of applicable taxes. For those securities considered to be “trading,” any unrealized gains and losses are included in the Consolidated Statements of Operations and Comprehensive Loss, net of applicable taxes. Additionally, realized gains and losses, changes in value judged to be other-than-temporary, interest and dividends are also included in the Consolidated Statements of Operations and Comprehensive Loss, net of applicable taxes. See Note 2 for further discussion of the Company’s auction rate securities portfolio.

Fair Value Measurement — For cash and cash equivalents, current trade receivables and current trade payables, the carrying amounts approximate fair value because of the short maturity of these items

The Company utilizes the methods of fair value measurement as described in ASC 820 to value its financial assets and liabilities. As defined in ASC 820, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

Research and Development and Capitalized Software Costs — Software development costs are accounted for in accordance with FASB ASC 985-20, “Software — Costs of Software to Be Sold, Leased, or Marketed.” Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. The

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, the date technological feasibility is reached, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. The Company capitalizes development costs incurred during the period between the establishment of technological feasibility and the release of the final product to customers if such costs are material. During fiscal years 2009 and 2008, $536,000 and $812,000, respectively of these costs were expensed as incurred. No software development costs were capitalized during either fiscal year 2009 or 2008.

Goodwill — The Company accounts for goodwill in accordance with the provisions of ASC 350, “Intangibles-Goodwill and Other.” Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations accounted for as purchases. The Company evaluates goodwill for impairment on an annual basis on the last day of the first fiscal month of the fourth fiscal quarter and whenever events or circumstances indicate that these assets may be impaired. The annual impairment test for fiscal year 2009 was performed as of October 31, 2009. The Company determines impairment by comparing the net assets of each reporting unit to its respective fair value. In the event a reporting unit’s carrying value exceeds its fair value, an indication exists that the reporting unit goodwill may be impaired. In this situation, the Company must determine the implied fair value of goodwill by assigning the reporting unit’s fair value to each asset and liability of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is measured by the difference between the goodwill carrying value and the implied fair value.

Fair value of the Company’s reporting units is determined using the income approach. The income approach uses a reporting unit’s projection of estimated cash flows discounted using a weighted-average cost of capital analysis that reflects current market conditions. The Company also considered the market approach to valuing its reporting units, however due to the lack of comparable industry publicly available transaction data, it typically concludes a market approach did not adequately reflect its specific reporting unit operations. While the market approach is typically not expressly utilized, the Company did compare the results of its overall enterprise valuation to its market capitalization. Significant management judgments related to the income approach include:

Anticipated future cash flows and terminal value for each reporting unit — The income approach to determining fair value relies on the timing and estimates of future cash flows, including an estimate of terminal value. The projections use management’s estimates of economic and market conditions over the projected period including growth rates in revenues and estimates of expected changes in operating margins. Projections of future cash flows are subject to change as actual results are achieved that differ from those anticipated. Because management frequently updates its projections, it would expect to identify on a timely basis any significant differences between actual results and recent estimates. The Company is not expecting actual results to vary significantly from estimates.

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

Intangible Assets — Intangible assets are stated at cost or acquisition date fair value less accumulated amortization, and represent customer relationships, software, employment agreements, customer backlog and tradenames acquired in the acquisitions of Cartesian, RVA and TWG. Amortization of remaining intangible

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets is based on estimated useful lives of 12 to 48 months, depending on the nature of the intangible asset, and is recognized on a straight-line basis.

In accordance with FASB ASC 360, “Property, Plant and Equipment,” the Company uses its best estimates based upon reasonable and supportable assumptions and projections to review for impairment of finite-lived assets and finite-lived identifiable intangibles to be held and used whenever events or changes in circumstances indicate that the carrying amount of our assets might not be recoverable.

Income Taxes — The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements. A valuation allowance is provided when, in the opinion of management, it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company recognizes the financial statement effect of a tax position when, based on the technical merits of the uncertain tax position, it is more likely than not to be sustained on a review by taxing authorities. These estimates are based on judgments made with currently available information. The Company reviews these estimates and make changes to recorded amounts of uncertain tax positions as facts and circumstances warrant.

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

Foreign Currency Transactions and Translation — TMNG Europe, TMNG Canada, Cartesian and the international operations of CSMG conduct business primarily denominated in their respective local currency. Assets and liabilities have been translated to U.S. dollars at the period-end exchange rates. Revenue and expenses have been translated at exchange rates which approximate the average of the rates prevailing during each period. Translation adjustments are reported as a separate component of other comprehensive income in the consolidated statements of stockholders’ equity. Realized and unrealized exchange losses included in results of operations were $520,000 during fiscal year 2009. In fiscal year 2008, realized and unrealized exchange gains included in results of operations were $1,008,000.

Derivative Financial Instruments — As of January 2, 2010, the Company had an open foreign currency forward contract with a notional amount of $0.3 million. This forward contract provides an economic hedge of fluctuations in euro denominated accounts receivable against the British pound, but has not been designated as a hedge for accounting purposes. The change in fair value of this contract as of January 2, 2010 was not material to the Company’s results of operations or financial position. The Company utilizes valuation models for this forward contract that rely exclusively on Level 2 inputs, as defined by FASB ASC 820. This contract expires on April 30, 2010. During fiscal year 2009, the Company recognized immaterial losses on forward contracts, which were included in selling, general and administrative expenses in the Consolidated Statement of Operations and Comprehensive Loss.

Share-Based Compensation — The Company accounts for stock based compensation using the provisions of ASC 718, “Compensation-Stock Compensation” and the SEC’s Staff Accounting Bulletin No. 110 (“SAB No. 110”) which require the measurement and recognition of compensation expense for all share-based payment awards based on estimated fair values. The Company values its stock options using the Black-Scholes model to determine fair value. See Note 6, Share-Based Compensation.

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

In accordance with the provisions of ASC 260, “Earnings per Share,” the Company uses the treasury stock method for calculating the dilutive effect of employee stock options and nonvested shares. These instruments will have a dilutive effect under the treasury stock method only when the respective period’s average market value of the underlying Company common stock exceeds the actual proceeds. In applying the treasury stock method, assumed proceeds include the amount, if any, the employee must pay upon exercise, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the options and the vesting of nonvested shares. The Company has not included the effect of stock options and nonvested stock in the calculation of diluted loss per share for fiscal years 2009 and 2008 as the Company reported a net loss for these periods and the effect would have been anti-dilutive.

Recent Accounting Pronouncements — In June 2009, the FASB issued ASC 105-10, Generally Accepted Accounting Principles — Overall (“ASC 105-10”) that established FASB Accounting Standards Codification (“Codification”), as the single source of authoritative U.S. GAAP for all non-governmental entities. The Codification, which launched July 1, 2009, changes the referencing and organization of accounting guidance and is effective for interim and annual periods ending after September 15, 2009. Since it is not intended to change or alter existing U.S. GAAP, the Codification does not have any impact on the Company’s financial condition or results of operations, but it does change the way GAAP is organized and presented. The Codification is effective for the Company’s financial statements for the fiscal year ended January 2, 2010 and the principal impact on the Company’s financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.

In August 2009, FASB issued Accounting Standards Update (“ASU”) No. 2009-05 which amends Fair Value Measurements and Disclosures — Overall (ASC Topic 820-10) to provide guidance on the fair value measurement of liabilities. This update requires clarification for circumstances in which a quoted price in an active market for the identical liability is not available, in which event a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for a similar liability or similar liabilities when traded as an asset; or 2) another valuation technique that is consistent with the principles in ASC Topic 820 such as the income and market approach to valuation. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. The Company adopted ASC Topic 820-10 effective for its fiscal year ending January 2, 2010 and the ASU had no material impact on its consolidated financial statements.

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

As of January 2, 2010 and January 3, 2009, TMNG held $12.3 million and $13.4 million, respectively, in fair value of auction rate securities for which the underlying collateral is guaranteed through the Federal Family Education Loan Program of the U.S. Department of Education. The Company’s auction rate securities portfolio as of January 2, 2010 consisted of the following:

				Fair Value at
		Realized		January 2,
	Cost	Gains	Unrealized	2010
Issuer	Basis	(Losses)	Losses	Current	Noncurrent
			(In thousands)

Trading Securities
Kentucky Higher Education Loan Revenue	$1,900	$(118)		$1,782
Missouri Higher Education Loan Revenue	1,800	(112)		1,688
Utah State Board of Regents Revenue Bonds	1,400	(87)		1,313
Kentucky Higher Education Loan Revenue	400	(25)		375

	5,500	(342)		5,158
Available-for-Sale Securities
Education Funding Capital Education Loan Backed Notes	6,250		$(389)		$5,861
Brazos Student Finance Corporation Student Loan Asset Backed Notes	1,000		(9)		991

	7,250		(398)		6,852
ARS Rights		286		286

	$12,750	$(56)	$(398)	$5,444	$6,852

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s auction rate securities portfolio as of January 3, 2009 consisted of the following:

				Fair Value at
		Realized		January 3,
		Gains	Unrealized	2009
Issuer	Cost Basis	(Losses)	Losses	Noncurrent
	(In thousands)

Trading Securities
Kentucky Higher Education Loan Revenue	$1,900	$(303)		$1,597
Missouri Higher Education Loan Revenue	1,800	(287)		1,513
Utah State Board of Regents Revenue Bonds	1,400	(232)		1,168
Access Group Inc. Federal Student Loan	2,050	(216)		1,834
Asset Backed Notes
Kentucky Higher Education Loan Revenue	400	(145)		255

	7,550	(1,183)		6,367
Available-for-Sale Securities
Education Funding Capital Education Loan Backed Notes	6,250		$(1,015)	5,235
Brazos Student Finance Corporation Student Loan Asset Backed Notes	1,000		(101)	899

	7,250		(1,116)	6,134
ARS Rights		903		903

	$14,800	$(280)	$(1,116)	$13,404

During fiscal year 2009 the Company recognized gains of $224,000 and during fiscal year 2008 the Company recognized losses of $280,000 related to auction rate securities classified as trading securities. These gains and losses are recorded in other income (expense), net in the consolidated statements of operations and comprehensive loss.

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

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During October 2009, all of the Access Group Inc. Federal Student Loan Asset Backed Notes held as part of the Company’s auction rate securities portfolio with a UBS affiliate were sold at par value of $2,050,000. The proceeds from this transaction were applied to the line of credit from UBS and its affiliates.

For auction rate securities classified as available-for-sale the Company recognized unrealized holding gains of $718,000 during fiscal year 2009 and recognized unrealized holding losses of $1,116,000 during fiscal year 2008. For auction rate securities classified as trading securities the Company recognized realized holding gains of $841,000 offset by realized losses on the Company’s ARS Rights of $617,000 during fiscal year 2009. Realized gains and losses on trading securities have been recognized in Other income in the Consolidated Statements of Operations and Comprehensive Loss. The ARS Rights will continue to be measured at fair value under FASB ASC 825 until the earlier of the Company’s exercise of the ARS Rights or UBS’s purchase of the auction rate securities in connection with the ARS Rights.

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

The following is a reconciliation of the beginning and ending balances of the Company’s auction rate securities portfolio and ARS Rights as of January 2, 2010 and January 3, 2009 (in thousands):

	For the Fiscal	For the Fiscal
	Year Ended	Year Ended
	January 2,	January 3,
	2010	2009

Fair value at beginning of period	$13,404	$17,125
Total unrealized and realized gains (losses) included in Other income in the Consolidated Statements of Operations and Comprehensive Loss	224	(280)
Total unrealized gains (losses) included in Other comprehensive income (loss) in the Consolidated Statements of Operations and Comprehensive Loss	718	(1,116)
Sales	(2,050)	(2,325)

Fair value at end of period	$12,296	$13,404

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Given the Company’s intent to exercise its right under the ARS Rights to sell to UBS its auction rate securities held in accounts with UBS and UBS affiliates at par value on June 30, 2010, the Company has classified the entire amount of auction rate securities portfolio held with UBS affiliates, including the fair value of the ARS Rights, as short-term investments in the Consolidated Balance Sheet as of January 2, 2010. The remaining auction rate securities are classified as noncurrent investments in the Consolidated Balance Sheet as of January 2, 2010. The entire amount of auction rate securities is reflected as noncurrent assets on the Company’s Consolidated Balance Sheet as of January 3, 2009.

3.	LINE OF CREDIT AGREEMENTS

As discussed above in Note 2, “Auction Rate Securities,” on November 13, 2008, the Company entered into a settlement with UBS to provide liquidity for the Company’s $7.6 million auction rate securities portfolio held with a UBS affiliate. As provided for in the Settlement, the Company entered into a line of credit with UBS and its affiliates for up to 75% of the market value of its auction rate securities. The line of credit provides the Company with an uncommitted, demand revolving line of credit of up to 75% of the fair value, as determined by UBS in its sole discretion, of the Company’s auction rate securities that the Company has pledged as collateral. The interest that the Company pays on the line of credit will not exceed the interest that the Company receives on the auction rate securities pledged to UBS as security for the line of credit. UBS may demand full or partial payment of amounts borrowed on the line of credit, at its sole option and without cause, at any time. UBS may, at any time, in its discretion, terminate and cancel the line of credit. If at any time UBS exercises its right of demand, then a UBS affiliate shall provide, as soon as reasonably possible, alternative financing on substantially the same terms and conditions as those under the line of credit and UBS agrees that the line of credit shall remain in full force and effect until such time as such alternative financing has been established. If alternative financing cannot be established, then a UBS-related entity will purchase the pledged auction rate securities at par value. If the Company elects to sell any auction rate securities that are pledged as collateral under the line of credit to a purchaser other than UBS, UBS intends to exercise its right to demand repayment of the line of credit relating to the auction rate securities sold by the Company.

Given the Company’s intent to liquidate the auction rate securities related to the line of credit with UBS within one year and the requirement that the Company concurrently repay the amounts borrowed on the line of credit, the Company has classified the outstanding balance of $2.8 million as a current liability in the Consolidated Balance Sheet as of January 2, 2010. The Company classified the outstanding balance of $1.5 million under the line of credit as a noncurrent liability in the Consolidated Balance Sheet as of January 3, 2009. These borrowings were used to fund short-term liquidity needs. Because amounts borrowed under the line of credit bear interest at a floating rate and have a remaining maturity of less than one year, the fair value of this financial instrument approximates its carrying value.

During October 2009, all of the Access Group Inc. Federal Student Loan Asset Backed Notes held as part of the Company’s auction rate securities portfolio with a UBS affiliate were sold at par value of $2,050,000. The proceeds from this transaction were applied to the line of credit from UBS and its affiliates. As of January 2, 2010, there was approximately $900,000 available to be accessed under this line of credit.

On March 19, 2009, the Company entered into a loan agreement with Citigroup Global Markets, Inc. (“Citigroup”) to provide liquidity for the Company’s $7.3 million auction rate securities portfolio held with Citigroup. Under the loan agreement, the Company has access to a revolving line of credit of up to 50% of the par value of the auction rate securities that the Company has pledged as collateral, or $3.625 million. The current interest rate on the line of credit is the federal funds rate plus 3.08%. The interest rate may change in future periods based on the change in the spread over the federal funds rate. The line of credit is not for any specific term or duration and Citigroup may demand full or partial payment of amounts borrowed on the line of credit, at its sole option and without cause, at any time. Citigroup may, at any time, in its discretion, terminate the line of credit with proper notice. No amounts have been borrowed against this line of credit.

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	BUSINESS COMBINATIONS

TWG Consulting, Inc.

On October 5, 2007, the Company acquired all of the outstanding shares of stock of TWG, a privately-held management consulting firm. Under the purchase agreement, TMNG agreed to acquire the entire ownership interest in TWG for a total cash purchase price of $1.7 million, including approximately $1.2 million paid for TWG’s working capital. During the fourth quarter of fiscal year 2009, the Company and the seller settled the contingent feature of the purchase agreement by the payment of $161,000 to the seller. The Company has no further obligations related to the acquisition of TWG. TWG is presented as a component of the Management Consulting Services segment.

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

Cash paid at closing	$6,625
Transaction costs	247
Contingent cash consideration earned	3,273
Contingent stock consideration earned (based on June 30, 2008 measurement date)	921
Contingent stock consideration earned (based on June 30, 2009 measurement date)	104

Total purchase price recognized at January 2, 2010	11,170
Remaining contingent cash consideration	344
Remaining contingent stock consideration (based on share price as of January 3, 2010)	42

Aggregate potential consideration	$11,556

The measurement date for contingent cash and stock consideration is June 30 of the three years subsequent to the transaction. Cash earn-out consideration in the amount of $1.0 million and stock consideration in the amount of 56,325 shares of common stock, with a value of $0.1 million as of June 30, 2009, was earned and paid during fiscal year 2009. Cash earn-out consideration in the amount of $1.5 million and stock consideration in the amount of 130,895 shares of common stock, with a value of $0.9 million as of June 30, 2008, was earned and paid during fiscal year 2008.

Cartesian Limited

On January 2, 2007, the Company acquired one-hundred percent of the outstanding common stock of Cartesian Limited. Cartesian is presented within the Software Solutions Segment. In addition to cash consideration paid at closing, the transaction included additional consideration for working capital true-ups and potential earn-out consideration based upon performance of Cartesian after the closing date. During the fourth quarter of 2008, in consideration for the selling parties relinquishing certain management rights, the remaining contingent consideration was deemed earned. In addition, a payment of $372,000 scheduled to be made in 2010 was accelerated and paid in 2008. During fiscal year 2009, the remaining earn-out balance of $1.9 million was paid. As of January 3, 2009, the remaining cash consideration of $1.9 million was included

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in other accrued liabilities on the Consolidated Balance Sheets. The aggregate purchase price of $15.5 million consisted of the following (in thousands):

Cash paid at closing	$6,495
Transaction costs	534
Contingent consideration earned and paid	8,462

Aggregate purchase price	$15,491

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill as of January 2, 2010 are as follows (in thousands):

	Management
	Consulting	Software
	Services	Solutions
	Segment	Segment	Total

Balance as of December 29, 2007	$13,365		$13,365
2008 Cartesian goodwill from earn-out payments, including changes in foreign currency exchange rates		$3,775	3,775
2008 RVA goodwill from earn-out payments	2,465		2,465
2008 impairment loss	(13,365)		(13,365)

Balance as of January 3, 2009	2,465	3,775	6,240

2009 RVA goodwill from earn-out payments	1,085		1,085
Changes in foreign currency exchange rates		447	447

Balance as of January 2, 2010	$3,550	$4,222	$7,772

The Company had gross goodwill and accumulated goodwill impairment losses as of the beginning and end of fiscal years 2009 and 2010 as follows:

	As of	As of	As of
	January 2,	January 3,	December 29,
	2010	2009	2007

Gross balance of goodwill	$67,641	$66,109	$59,869
Accumulated goodwill impairment losses	(59,869)	(59,869)	(46,504)

Net balance of goodwill	$7,772	$6,240	$13,365

Licenses and identifiable intangible assets, net are comprised of the following (in thousands):

	January 2, 2010		January 3, 2009
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Customer relationships	$5,342	$(3,511)	$5,136	$(2,072)
Acquired software	2,427	(1,820)	2,170	(1,085)
Employment agreements	2,018	(1,940)	1,847	(1,154)

Total	$9,787	$(7,271)	$9,153	$(4,311)

Intangible amortization expense for the fiscal years ended January 2, 2010 and January 3, 2009 was $2,563,000 and $4,614,000, respectively, including $587,000 and $698,000 reported in cost of services for the fiscal years 2009 and 2008, respectively.

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future intangible amortization expense is estimated to be as follows (in thousands):

		Estimated
		Intangible
	Total Estimated	Amortization to
	Intangible	be Included in
Future Period	Amortization	Cost of Services

Fiscal year 2010	$2,020	$607
Fiscal year 2011	496

The Company evaluates goodwill for impairment on an annual basis on the last day of the first fiscal month of the fourth quarter and whenever events or circumstances indicate that these assets may be impaired. The Company performs its impairment testing for goodwill in accordance with FASB ASC 350 “Intangibles-Goodwill and Other.” Based on an analysis of the present value of future cash flows, management determined that there was no impairment of goodwill during fiscal year 2009. During fiscal year 2008, based on an analysis of the present value of future cash flows, the Company recognized a charge of approximately $13.4 million for the impairment of the carrying value of goodwill in the Management Consulting Services Segment. The impairment charge was the result of a reduction in the size and scope of operations which impacted the Company’s assessment of future cash flows. This goodwill impairment loss has been reflected as a component of Loss from Operations in the Statement of Operations and Comprehensive Loss.

The Company reviews long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets might not be recoverable in accordance with the provisions of FASB ASC 360, “Property, Plant and Equipment” and FASB ASC 350, “Intangibles-Goodwill and Other.” Based on an analysis of the present value of future cash flows, management determined that there was no impairment of long-lived or intangible assets during fiscal year 2009. During fiscal year 2008, based on an analysis of the present value of future cash flows, the Company determined that the carrying value of the S3 license agreement and the intangibles related to the TWG acquisition exceeded their fair market values and recorded an impairment loss related to the Management Consulting Segment of approximately $1.1 million. This impairment loss has been reflected as a component of Loss from Operations in the Consolidated Statement of Operations and Comprehensive Loss.

6.	SHARE-BASED COMPENSATION

The Company estimates the fair value of its stock options and stock issued under the Employee Stock Purchase Plan using the Black-Scholes-Merton option pricing model. Groups of employees or non-employee directors that have similar historical and expected exercise behavior are considered separately for valuation purposes. The table below shows the weighted average of the assumptions used in estimating the fair value of stock options granted during fiscal years 2009 and 2008:

	Fiscal Year	Fiscal Year
	2009	2008

Risk-free interest rate	2.1%	2.8%
Expected life	6.3 years	6.3 years
Expected volatility factor	61%	60%
Expected dividend rate	0%	0%

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

As of January 2, 2010, the Company has three share-based compensation plans, which are described below. The compensation cost that has been charged against operations for those plans under FASB ASC 718 was $0.9 million and $1.8 million during 2009 and 2008, respectively. The Company recognized no income tax benefit for share-based compensation arrangements for fiscal year 2009. The Company recognized an income tax benefit, net of valuation allowances, for share-based compensation arrangements of $326,000 for fiscal year 2008. In addition, no compensation costs related to these arrangements were capitalized in either year. As of January 2, 2010, unrecognized compensation cost, net of estimated forfeitures, related to the unvested portion of all share-based compensation arrangements was approximately $0.4 million and is expected to be recognized over a weighted-average period of approximately 15 months. The Company has historically issued and expects to continue to issue new shares to satisfy stock option exercises, vesting of nonvested stock or purchases of shares under the Employee Stock Purchase Plan.

1998 EQUITY INCENTIVE PLAN

The Company’s 1998 Equity Incentive Plan, as amended and restated, (the “1998 Plan”) is a stockholder approved plan, which provides for the granting of incentive stock options and nonqualified stock options to employees, and nonqualified stock options, nonvested stock, and restricted stock units to employees, directors and consultants. The 1998 Plan is scheduled to expire in June 2014. As of January 2, 2010, the Company has 784,287 shares of the Company’s common stock available for issuance upon exercise of outstanding options or for future awards under the 1998 Plan.

Stock Options

Incentive stock options are granted at an exercise price of not less than market value per share of the common stock on the date of grant as determined by the Board of Directors. Vesting and exercise provisions are determined by the Board of Directors.

As of January 2, 2010, all options granted under the 1998 Plan were non-qualified stock options. Options granted under the 1998 Plan generally become exercisable over a three to four year period beginning on the date of grant. Options granted under the 1998 Plan have a maximum term of ten years.

A summary of the option activity of the Company’s 1998 Plan as of January 2, 2010 and changes during the year then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at January 3, 2009	857,622	$18.08
Granted	9,500	$1.48
Forfeited/cancelled	(103,575)	$20.34

Outstanding at January 2, 2010	763,547	$17.57	5.7 years	$6,000

Options vested and expected to be vested at January 2, 2010	688,692	$18.29	5.4 years	$5,000

Options exercisable at January 2, 2010	605,848	$19.41	5.3 years

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average grant date fair value of options granted was $0.86 per share and $2.95 per share during fiscal years 2009 and 2008, respectively. The total intrinsic value of options exercised was $3,000 during fiscal year 2008. As of January 2, 2010, unrecognized compensation cost, net of estimated forfeitures, related to the unvested portion of stock options issued under the 1998 Plan was approximately $0.2 million and is expected to be recognized over a weighted-average period of approximately 14 months.

Nonvested Stock

Nonvested stock under the 1998 Plan are subject to restriction based upon a two to four year vesting schedule. The fair value of nonvested share awards is determined based on the closing trading price of the Company’s common stock on the award date.

A summary of the status of nonvested stock issued under the 1998 Plan as of January 2, 2010 and changes during the year then ended is presented below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Outstanding at January 3, 2009	11,375	$11.17
Vested	(10,125)	$11.19

Outstanding at January 2, 2010	1,250	$10.95

There were no shares of nonvested stock issued during 2009. As of January 2 2010, there was no material unrecognized compensation cost related to nonvested stock granted under the 1998 Plan. The total fair value of shares vested was $126,000 and $78,300 during 2009 and 2008, respectively.

2000 SUPPLEMENTAL STOCK PLAN

As of January 2, 2010, the Company has 556,558 shares of the Company’s common stock available for issuance upon exercise of outstanding options under the 2000 Supplemental Stock Plan (the “2000 Plan”). The 2000 Plan provides the Company’s common stock for the granting of nonqualified stock options to employees and is not subject to stockholder approval. Vesting and exercise provisions are determined by the Board of Directors. Options granted under the plan generally become exercisable over a period of up to four years beginning on the date of grant and have a maximum term of ten years.

A summary of the option activity of the Company’s 2000 Plan as of January 2, 2010 and changes during the year then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at January 3, 2009	311,262	$11.69
Granted	5,200	$1.20
Forfeited/cancelled	(41,850)	$10.10

Outstanding at January 2, 2010	274,612	$11.74	6.7 years	$1,000

Options vested and expected to be vested at January 2, 2010	237,028	$11.98	6.6 years	$1,000

Options exercisable at January 2, 2010	160,662	$12.90	5.9 years

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average fair value of options granted was $0.70 per share and $5.05 per share during fiscal years 2009 and 2008, respectively. There were no options exercised during fiscal year 2009 or 2008. As of January 2, 2010, unrecognized compensation cost, net of estimated forfeitures, related to the unvested portion of stock options issued under the 2000 Plan was approximately $0.2 million and is expected to be recognized over a weighted-average period of approximately 16 months.

EMPLOYEE STOCK PURCHASE PLAN

Under the Employee Stock Purchase Plan (ESPP), shares of the Company’s common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first day of the enrollment period or on the last day of each six-month period over the subsequent two years. Employees may purchase shares through a payroll deduction program having a value not exceeding 15% of their gross compensation during an offering period. During 2009 and 2008, the Company recognized net expense of $34,000 and $62,000, respectively, in connection with FASB ASC 718 associated with the ESPP.

7.	BUSINESS SEGMENTS, MAJOR CUSTOMERS AND SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

The Company identifies its segments based on the way management organizes the Company to assess performance and make operating decisions regarding the allocation of resources. In accordance with the criteria in FASB ASC 280-10, “Segment Reporting,” the Company has concluded it has two reportable segments, the Management Consulting Services segment and the Software Solutions segment. The Management Consulting Services segment is comprised of five operating segments (Operations, Domestic Strategy, International Strategy, RVA and TWG) which are aggregated into one reportable segment. Management Consulting Services includes consulting services related to strategy and business planning, market research and analysis, organizational development, knowledge management, marketing and customer relationship management, program management, billing system support, operating system support, revenue assurance, and corporate investment services. Software Solutions is a single reportable operating segment that provides custom developed software, consulting and technical services. These services range from developing initial business and system requirements, to software development, software configuration and implementation, and post-contract customer support.

Management evaluates segment performance based upon income (loss) from operations, excluding share-based compensation (benefits), depreciation and intangibles amortization. Inter-segment revenues were approximately $0.9 million in fiscal year 2009. Inter-segment revenues were approximately $2.4 million in fiscal year 2008. In addition, in its administrative division, entitled “Not Allocated to Segments,” the Company accounts for non-operating activity and the costs of providing corporate and other administrative services to the segments.

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning the Company’s reportable segments is shown in the following table (in thousands):

	Management		Not
	Consulting	Software	Allocated to
	Services	Solutions	Segments	Total

As of and for the fiscal year ended January 2, 2010:
Revenues	$50,584	$14,369		$64,953
Income (loss) from operations	12,464	934	$(16,953)	(3,555)
Interest income			259	259
Interest expense			(55)	(55)
Income (loss) before income tax provision	12,464	934	(16,414)	(3,016)
Depreciation and amortization			3,379	3,379
Total assets	$11,515	$4,650	$32,086	$48,251
As of and for the fiscal year ended January 3, 2009:
Revenues	$54,086	$19,956		$74,042
Income (loss) from operations	17,292	4,347	$(37,143)	(15,504)
Interest Income			922	922
Income (loss) before income tax provision	17,292	4,347	(36,470)	(14,831)
Depreciation and amortization			5,385	5,385
Total assets	$8,728	$4,078	$33,908	$46,714

Segment assets, regularly reviewed by management as part of its overall assessment of the segments’ performance, include both billed and unbilled trade accounts receivable, net of allowances, and certain other assets. Assets not assigned to segments include cash and cash equivalents, current and non-current investments, property and equipment, goodwill and intangible assets and deferred tax assets, excluding deferred tax assets recognized on accounts receivable reserves, which are assigned to their segments.

In accordance with the provisions of FASB ASC 280-10, revenues earned in the United States and internationally based on the location where the services are performed are shown in the following table (amounts in thousands):

	Revenue		Loss Before Income Tax Provision
	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year
	2009	2008	2009	2008

United States	$46,206	$46,096	$(2,145)	$(9,233)
International:
United Kingdom	16,727	26,163	(777)	(5,241)
Other	2,020	1,783	(94)	(357)

Total	$64,953	$74,042	$(3,016)	$(14,831)

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Major customers in terms of significance to TMNG’s revenues (i.e. in excess of 10% of revenues) for fiscal years 2009 and 2008 and accounts receivable as of January 2, 2010 and January 3, 2009 were as follows (amounts in thousands):

	Revenues
	Fiscal Year 2009		Fiscal Year 2008
	Management		Management
	Consulting	Software	Consulting	Software
	Services	Solutions	Services	Solutions

Customer A	$3,451	$3,967	$4,413	$6,284
Customer B	$22,789		$21,032
Customer C	$8,935		$6,564
Customer D	$6,612		$5,731

	Accounts Receivable
	January 2,	January 3,
	2010	2009

Customer A	$3,244	$2,545
Customer B	$4,333	$2,343
Customer C	$1,290	$1,215
Customer D	$1,640	$1,482

Revenues from the Company’s ten most significant customers accounted for approximately 87% and 81% of revenues for fiscal years 2009 and 2008, respectively.

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

8.	PROPERTY AND EQUIPMENT

	January 2,	January 3,
	2010	2009
	(In thousands)

Furniture and fixtures	$1,450	$1,400
Software and computer equipment	3,784	2,992
Leasehold improvements	1,199	1,124

	6,433	5,516
Less: Accumulated depreciation and amortization	4,478	3,715

	$1,955	$1,801

Depreciation and amortization expense on property and equipment was $816,000 and $772,000 for fiscal years 2009 and 2008, respectively.

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	INCOME TAXES

For fiscal years 2009 and 2008, the income tax (provision) benefit consists of the following (amounts in thousands):

	Fiscal	Fiscal
	Year	Year
	2009	2008

Federal
Current tax (expense) benefit	$(32)	$(32)
Deferred tax (expense) benefit, net	(103)

	(135)	(32)
State
Current tax (expense) benefit	(34)
Deferred tax (expense) benefit, net	(15)

	(49)
Foreign
Current tax (expense) benefit	(15)	(1,039)
Deferred tax (expense) benefit, net	(27)	1,077

	(42)	38

Total	$(226)	$6

The Company has reserved all of its domestic and foreign net deferred tax assets with a valuation allowance as of January 2, 2010, in accordance with the provisions of FASB ASC 740 “Income Taxes.” Realization of the deferred tax asset is dependent on generating sufficient income in future periods. In evaluating the ability to use its deferred tax assets, the Company considers all positive and negative evidence including the Company’s past operating results, the existence of cumulative losses in the most recent fiscal year and the Company’s forecast of future income. In determining future income, the Company is responsible for assumptions utilized including the amount of state, federal and international operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future income and are consistent with the plans and estimates the Company is using to manage the underlying business.

The following is reconciliation between the provision for income taxes and the amounts computed based on loss before income taxes at the statutory federal income tax rate (amounts in thousands):

	Fiscal Year 2009		Fiscal Year 2008
	Amount	%	Amount	%

Computed expected federal income tax benefit	$1,056	35.0	$5,191	35.0
State income tax (expense) benefit, net of federal benefit	(44)	(1.4)	744	5.0
Rate differential on foreign operations	(243)	(8.1)	(58)	(0.4)
Forfeited vested stock options	(883)	(29.3)	299	2.0
Adjustment to estimated tax loss carryforward	(985)	(32.7)	(552)	(3.7)
Other	(52)	(1.7)	(104)	(0.7)
Foreign tax credit carryforward	56	1.8	(1,738)	(11.7)
Change in valuation allowance	869	28.9	(3,776)	(25.5)

Total	$(226)	(7.5)	$6	0.0

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Items giving rise to the provision for deferred income tax (provision) benefit are as follows (amounts in thousands):

	Fiscal	Fiscal
	Year	Year
	2009	2008

Goodwill and intangible assets	$(1,931)	$5,698
Share-based compensation expense	(761)	1,019
Valuation allowance	869	(3,776)
Net operating loss carryforward	(275)	(51)
Undistributed foreign earnings	1,185	(1,185)
Foreign tax credit carryforward	750	317
Accrued contingent consideration		(353)
Other	18	(592)

Total	$(145)	$1,077

The significant components of deferred income tax assets and the related balance sheet classifications, as of January 2, 2010 and January 3, 2009 are as follows (amounts in thousands):

	January 2,	January 3,
	2010	2009

Current deferred tax assets (liabilities):
Unfavorable liabilities	$286	$274
Other	132	336
Valuation allowance	(418)	(496)

Current deferred tax asset	$0	$114

Non-current deferred tax assets (liabilities):
Goodwill and intangible assets	$11,541	$13,541
Share-based compensation expense	2,126	2,822
Net operating loss carryforward	17,343	17,514
Auction rate securities	182	561
Other	678	339
Undistributed foreign earnings		(1,185)
Foreign tax credit carryforward	1,067	317
Valuation allowance	(33,055)	(34,024)

Non-current deferred tax liabilities	$(118)	$(115)

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The federal net operating loss carryforward as of January 2, 2010 is scheduled to expire as follows (amounts in thousands):

	Amount	Year

	$2,177	2016
	5,602	2023
	9,094	2024
	7,432	2025
	9,854	2026
	5,152	2027
	1,637	2028

Total	$40,948

The foreign net operating loss carryforward as of January 2, 2010 is $3.5 million and has no expiration date. As of January 2, 2010, the Company has provided tax on $5.8 million of foreign earnings that were no longer permanently reinvested, net of foreign tax credits of $1.1 million. The expiration of these foreign tax credits is $317,000 and $750,000 in fiscal years 2018 and 2019, respectively. The tax on foreign earnings, net of foreign tax credits, was fully offset by a reduction in valuation allowance. The Company has not provided tax on the remaining undistributed earnings of foreign subsidiaries, because it is the Company’s intention to reinvest these earnings indefinitely. The determination of the amount of unrecognized deferred tax liabilities related to investments in foreign subsidiaries that is essentially permanent in nature is not practicable.

The Company analyzes its uncertain tax positions pursuant to the provisions of FASB ASC 740 “Income Taxes.” ASC 740 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the taxing authority. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of the income tax provision. As of January 2, 2010 and January 3, 2009, the total amount of accrued income tax-related interest and penalties included in the Consolidated Balance Sheet was $233,000 and $201,000, respectively. As of January 2, 2010, the Company believes that it is reasonably possible that the liability for uncertain tax positions will decrease by $774,000 within the next 12 months due to the expiration of the statute of limitations of tax filings in foreign jurisdictions.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits (excluding penalties and interest) is as follows:

	January 2,	January 3,
	2010	2009
	(In thousands)

Gross unrecognized tax benefits at beginning of year	$690	$355
Gross increases in tax positions for current year	40	335

Gross unrecognized tax benefits at end of year	$730	$690

As of January 2, 2010 and January 3, 2009, the Company reported total unrecognized tax benefits (including penalties and interest) of $963,000 and $891,000, respectively. If these amounts were to be recognized, the entire amount would impact the effective tax rate.

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003. As of January 2, 2010, the Company has no income tax examinations in process.

10.	LEASE COMMITMENTS

The Company leases office facilities, computer equipment, office furniture, and an automobile under various operating leases expiring at various dates through July 2019.

Following is a summary of future minimum payments under operating leases that have initial or remaining non-cancellable lease terms at January 2, 2010 (amounts in thousands):

Operating
Fiscal Year	Leases

2010	$2,884
2011	1,368
2012	1,503
2013	391
2014 and thereafter	912

Total minimum lease payments	7,058
Future minimum rentals to be received under non-cancellable subleases	(628)

Minimum lease payments net of amounts to be received under subleases	$6,430

Minimum operating lease payments include the off-market portion of lease payments recorded through purchase accounting in connection with the Company’s acquisition of CSMG and continuing lease commitments associated with the consolidation of office space. The unamortized balance of the unfavorable lease liabilities and their balance sheet classification as of January 2, 2010 and January 3, 2009, are as follows:

	January 2,	January 3,
	2010	2009

Current unfavorable lease obligations	$706	$681
Non-current unfavorable lease obligations	61	773

	$767	$1,454

Total rental expense, net of subtenant rents received, was approximately $1,910,000 and $2,016,000 for fiscal years 2009 and 2008, respectively, and was recorded in selling, general and administrative expenses. The Company recorded $560,000 and $788,000, respectively, in rental income from subtenants during fiscal years 2009 and 2008. Rents received from subtenants are recorded as an offset to rental expense.

11.	LOAN TO OFFICER

As of January 2, 2010, there is one outstanding line of credit between the Company and its Chief Executive Officer, Richard P. Nespola, which originated in fiscal year 2001. Aggregate borrowings outstanding against the line of credit at January 2, 2010 and January 3, 2009 totaled $300,000 and are due in September 2011. These amounts are included in other assets in the non-current assets section of the balance sheet. In accordance with the loan provisions, the interest rate charged on the loans is equal to the Applicable Federal Rate (AFR), as announced by the Internal Revenue Service, for short-term obligations (with annual compounding) in effect for the month in which the advance is made, until fully paid. Pursuant to the Sarbanes-Oxley Act, no further loan agreements or draws against the line may be made by the Company to, or arranged by the Company for its executive officers. Interest payments on this loan are current as of January 2, 2010.

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	LETTER OF CREDIT

In March 2002, the Company entered into a $1.0 million standby letter of credit (“LOC”) facility with a financial institution in connection with an acquisition. The LOC was required as part of the assignment of the leased office space from the seller to the Company. The Company originally collateralized the LOC with a $1.0 million cash deposit with reductions in this amount based on passage of time. As of January 2, 2010 and for the remainder of the term of the LOC, the required collateral amount is $273,000. The collateral deposited for this LOC is included in “Cash and Cash Equivalents” on the Company’s consolidated balance sheet as of January 2, 2010 and January 3, 2009. The Company would be required to perform under the agreement in the event it was to default on balances due and owing the landlord on the leased office space. An obligation has not been recorded in connection with the LOC on the Company’s consolidated balance sheet as of January 2, 2010 and January 3, 2009.

13.	RELATED PARTY TRANSACTIONS

During fiscal years 2009 and 2008, the Company incurred legal fees of $16,000 and $26,000, respectively, for services provided by Bingham McCutchen, LLP, a law firm in which a member of the Board of Directors, Andrew Lipman, owns an equity interest. Payments made during both periods were in connection with income tax and potential acquisition related matters. All payments were within the limitations set forth by NASDAQ Rules as to the qualifications as an independent director.

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

During fiscal year 2009, the Company entered into an agreement under which it has a commitment to purchase a minimum of $401,000 in computer software over a three year period. As of January 2, 2010, the Company has an obligation of $290,000 remaining under this commitment.

15.	SHARE REPURCHASE PROGRAM

On June 6, 2008, the Company’s Board of Directors authorized management to enter into stock purchase agreements with certain stockholders of the Company. On June 11 and 12, 2008, pursuant to these agreements the Company repurchased 2,000,000 shares (400,000 shares post-reverse stock split) of its common stock from these stockholders at a price of $1.60 per share ($8.00 per share post-reverse stock split). In connection with the transactions, the Company entered into standstill agreements with each of the selling stockholders pursuant to which the stockholders agreed for a period of two years not to, among other things, acquire any voting securities of the Company, form or join in a group with other stockholders, effect or encourage a tender offer or business combination involving the Company or any of its subsidiaries, or take other actions seeking to control or influence the management, Board of Directors or policies of the Company. This repurchase of shares was not conducted under the share repurchase program described below.

On September 5, 2006, the Company’s Board of Directors approved a share repurchase program authorizing the purchase of up to 2,000,000 shares of TMNG common stock (400,000 shares post-reverse stock split). Under the plan, the Company was authorized to repurchase stock from time to time in the open market or through privately negotiated transactions through September 1, 2008, in accordance with SEC rules.

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In October 2006, the Company’s Board of Directors suspended share repurchase activity under the share repurchase program. The suspension remained in effect until the expiration of the program.

All repurchased shares have been classified as treasury stock within the stockholder’s equity section of the Consolidated Balance Sheet.

Treasury Shares

Balance as of December 29, 2007	40,000
Purchases of treasury stock	400,000

Balance as of January 3, 2009 and January 2, 2010	440,000

16.	EMPLOYEE BENEFIT PLAN

The Company offers defined contribution plans to eligible employees. Such employees may contribute a percentage of their annual compensation in accordance with the plans guidelines. The plans provide for Company contributions that are subject to maximum limitations as defined by the plans. Company contributions to its defined contribution plans totaled $922,000 and $1,093,000 in the years ended January 2, 2010 and January 3, 2009, respectively.

17.	SUBSEQUENT EVENTS

Borrowing on UBS Line of Credit

On March 1, 2010, the Company borrowed an additional $880,000 under the UBS line of credit. With this draw against the line, total borrowings were $3,680,000 on this line of credit and there was no material balance available to be borrowed.

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

A review and evaluation was performed by our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of January 2, 2010.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of January 2, 2010.

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

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the fourth fiscal quarter ended January 2, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders (the “Proxy Statement”) contains, under the captions “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” the information required by Item 10 of this Form 10-K, which information is incorporated herein by this reference.

ITEM 11.	EXECUTIVE COMPENSATION

The Proxy Statement contains under the captions “Election of Directors,” “Election of Directors — Non-Employee Director Compensation,” “Director Compensation” and “Executive Compensation,” the information required by Item 11 of this Form 10-K, which information is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Proxy Statement contains under the captions “Security Ownership of Certain Beneficial Owners and Management” certain of the information required by Item 12 of this Form 10-K, which information is incorporated herein by this reference.

EQUITY COMPENSATION PLAN INFORMATION

(c)
	(a)		Number of Securities
	Number of	(b)	Remaining Available
	Securities to be Issued	Weighted Average	for Future Issuance
	Upon Exercise of	Exercise Price of	Under Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))(1)

PLANS APPROVED BY SECURITY HOLDERS(1)
— 1998 Equity Incentive Plan	763,547	$17.57	18,240
PLANS NOT APPROVED BY SECURITY HOLDERS
— 2000 Supplemental Stock Plan	274,612	$11.74	281,946

(1)	The amounts in the table do not include up to 71,911 shares that may be purchased under the 1999 Employee Stock Purchase Plan or 1,250 shares subject to outstanding unvested restricted stock awards.

For an additional discussion of our equity compensation plans, see Item 8, “Consolidated Financial Statements,” Note 6, “Share-Based Compensation.”

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Date: April 1, 2010

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ RICHARD P. NESPOLA Richard P. Nespola	Chairman of the Board and Chief Executive Officer (Principal executive officer)	April 1, 2010

/s/ DONALD E. KLUMB Donald E. Klumb	Chief Financial Officer and Treasurer (Principal financial officer and principal accounting officer)	April 1, 2010

/s/ MICKY K. WOO Micky K. Woo	Director	April 1, 2010

/s/ ANDREW LIPMAN Andrew Lipman	Director	April 1, 2010

/s/ ROBERT J. CURREY Robert J. Currey	Director	April 1, 2010

/s/ ROY A. WILKENS Roy A. Wilkens	Director	April 1, 2010

/s/ FRANK SISKOWSKI Frank Siskowski	Director	April 1, 2010

INDEX TO EXHIBITS

The following is a list of exhibits filed as part of this report.

Exhibit
Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 5, 2010, is incorporated herein by reference as Exhibit 3.1.
3.2	Certificate of Designations of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on March 27, 2008, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 27, 2008 filed with the Securities and Exchange Commission, is incorporated herein by reference as Exhibit 3.2.
3.3	Amended and Restated By-laws, filed as Exhibit 3.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 20, 2009, is incorporated herein by reference as Exhibit 3.3.
4.1	Specimen Common Stock Certificate, filed as Exhibit 4.1 to the Registration Statement on Form S-1 originally filed September 20, 1999 (Registration No. 333-87383), as amended (the “1999 S-1 Registration Statement”), is incorporated herein by reference as Exhibit 4.1.
4.2	Registration Rights Agreement, dated February 12, 1998, among the Company and certain holders of the Company’s common stock (the “Registration Rights Agreement”), filed as Exhibit 10.1 to the 1999 S-1 Registration Statement, is incorporated herein by reference as Exhibit 4.2.
4.3	Rights Agreement, dated as of March 27, 2008, by and between the Company and Computershare Trust Company N.A., filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 27, 2008 filed with the Securities and Exchange Commission, is incorporated herein by reference as Exhibit 4.3.
4.4	Form of Rights Certificate, filed as Exhibit B to the Rights Agreement filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 27, 2008, filed with the Securities and Exchange Commission, is incorporated herein by reference as Exhibit 4.4.
10.1	Registration Rights Agreement. (See Exhibit 4.2).
10.2	Form of Indemnification Agreement between the Company and each of its Directors and Officers, filed as Exhibit 10.2 to the 1999 S-1 Registration Statement, is incorporated herein by reference as Exhibit 10.2.(1)
10.3	Amended and Restated 1998 Equity Incentive Plan, as amended and restated on June 8, 2009, filed as Appendix B to the definitive proxy statement of the Company filed with the Securities and Exchange Commission on May 4, 2009, and the Form of Agreements thereunder, filed in Exhibit 10.3 to the 1999 S-1 Registration Statement, are incorporated herein by reference as Exhibit 10.3.(1)
10.4	1999 Employee Stock Purchase Plan filed as Appendix A to the definitive proxy statement of the Company filed with the Securities and Exchange Commission on May 4, 2009,and the Form of Agreements thereunder, filed in Exhibit 10.4 to the 1999 S-1 Registration Statement, are incorporated herein by reference as Exhibit 10.4.(1)
10.5	2000 Supplemental Stock Plan and Form of Agreements thereunder, filed as Exhibit 10.16 to the Company’s Form 10-K for the fiscal year ended December 30, 2000, is incorporated herein by reference as Exhibit 10.5.(1)
10.6	Employment Agreement between the Company and Richard Nespola, dated January 5, 2004, filed as Exhibit 10.19 to the Company’s Form 10-K for the fiscal year ended January 3, 2004, is incorporated herein by reference as Exhibit 10.6.(1)
10.7	Sublease between Best Doctors, Inc. and Cambridge Strategic Management Group Inc. (formerly TMNG Strategy, Inc.), dated December 30, 2004, filed as Exhibit 10.21 to the Company’s Form 10-K for the fiscal year ended January 1, 2005, is incorporated herein by reference as Exhibit 10.7.
10.8	Asset Purchase Agreement, dated April 2, 2006, among Wilbass Limited, Adventis Limited, and Adventis Corporation, filed as Exhibit 10 to the Company’s Form 10-Q for the quarter ended April 1, 2006, is incorporated herein by reference as Exhibit 10.8.**

Exhibit
Number	Description of Document

10.9	Share Purchase Agreement, dated December 22, 2006, between the Company and Janos Sivo, Alan Strong, William Hill and James Baker, regarding the acquisition of the outstanding common stock of Cartesian Limited, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2006, is incorporated herein by reference as Exhibit 10.9.
10.10	Third Amended Lease Agreement between NewTower Trust Company Multi-Employer Property Trust and the Company, dated August 30, 2005, filed as Exhibit 10.10 to the Company’s Form 10-K for the fiscal year ended December 30, 2006, is incorporated herein by reference as Exhibit 10.10.
10.11	Third Additional Space Commencement Date Agreement between NewTower Trust Company Multi-Employer Property Trust and the Company, dated February 28, 2006, filed as Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended December 30, 2006, is incorporated herein by reference as Exhibit 10.11.
10.12	Membership Interest Purchase Agreement, dated July 30, 2007, between the Company and RVA Consulting, LLC, RVA Holdings, LLC, Mark Markowitz, Dawn Saitta, and Dale Reynolds, regarding the acquisition of all outstanding membership interests in RVA Consulting, LLC, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2007, is incorporated herein by reference as Exhibit 10.12.**
10.13	Stock Purchase Agreement, dated October 5, 2007, between the Company and TWG Consulting, Inc. and Marilyn Breitenstein, regarding the acquisition of the outstanding common stock of TWG Consulting, Inc., filed as Exhibit 2.1 to the Company’s Form 10-Q for the quarter ended September 29, 2007, is incorporated herein by reference as Exhibit 10.13.
10.14	Transition Services Agreement among RVA Consulting, LLC, a subsidiary of the Company, and Publicis Selling Solutions, Inc, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 29, 2007, is incorporated herein by reference as Exhibit 10.14.
10.15	Lease Agreement between Cartesian Limited and Sun Life Assurance Company of Canada (U.K.) Limited, dated November 23, 2000, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2007, is incorporated herein by reference as Exhibit 10.15.
10.16	Fourth Amendment to Lease between NewTower Trust Company Multi-Employer Property Trust and the Company, dated July 10, 2007, filed as Exhibit 10.16 to the Company’s Form 10-K for the fiscal year ended December 27, 2007, is incorporated herein by reference as Exhibit 10.16.
10.17	Employment Agreement dated April 8, 2008 between The Management Network Group, Inc. and Donald E. Klumb, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2008, is incorporated herein by reference as Exhibit 10.17.(1)
10.18	The Management Network Group, Inc. 2008 Executive Incentive Compensation Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2008, is incorporated herein by reference as Exhibit 10.18.(1)
10.19	Fifth Amendment to Lease between NewTower Trust Company Multi-Employer Property Trust and the Company, dated May 19, 2008, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 28, 2008, is incorporated herein by reference as Exhibit 10.19.
10.20	Stock Purchase Agreement by and among the Company, Potomac Capital International Ltd., Potomac Capital Partners LP, Pleiades Investment Partners-R LP, Potomac Capital Management LLC, Potomac Capital Management, Inc. and Paul J. Solit dated June 11, 2008 filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 12, 2008, is incorporated herein by reference as Exhibit 10.20.
10.21	Stock Purchase Agreement by and among Riley Investment Partners Master Fund, L.P., Riley Investment Management, LLC., and Bryant R. Riley dated June 12, 2008 filed as Exhibit 10.2 to the Company’s Form 8-K dated June 12, 2008, filed with the Securities and Exchange Commission, 2008, is incorporated herein by reference as Exhibit 10.21.

Exhibit
Number	Description of Document

10.22	Standstill Agreement by and among the Company, Potomac Capital International Ltd., Potomac Capital Partners LP, Pleiades Investment Partners-R LP, Potomac Capital Management LLC, Potomac Capital Management, Inc. and Paul J. Solit dated June 11, 2008 filed as Exhibit 10.3 to the Company’s Form 8-K dated June 12, 2008, filed with the Securities and Exchange Commission, is incorporated herein by reference as Exhibit 10.22.
10.23	Standstill Agreement by and among Riley Investment Partners Master Fund, L.P., Riley Investment Management, LLC., and Bryant R. Riley dated June 12, 2008 filed as Exhibit 10.4 to the Company’s Form 8-K dated June 12, 2008, filed with the Securities and Exchange Commission, 2008, is incorporated herein by reference as Exhibit 10.23.
10.24	Offering Letter Relating to the Auction Rate Securities Settlement with The Management Network Group, Inc. dated as of October 8, 2008, issued by UBS Financial Services Inc.; Acceptance Form filed as Exhibit 99.1 to the Company’s Form 8-K dated November 19, 2008, filed with the Securities and Exchange Commission, is incorporated herein by reference as Exhibit 10.24.
10.25	Credit Line Account Application and Agreement for Organizations and Businesses dated as of November 13, 2008, between The Management Network Group, Inc. and UBS Bank USA filed as Exhibit 99.2 to the Company’s Form 8-K dated November 19, 2008, filed with the Securities and Exchange Commission, is incorporated herein by reference as Exhibit 10.25.
10.26	Addendum to Credit Line Account Application and Agreement dated as of November 13, 2008, between The Management Network Group, Inc. and UBS Bank USA filed as Exhibit 99.3 to the Company’s Form 8-K dated November 19, 2008, filed with the Securities and Exchange Commission, is incorporated herein by reference as Exhibit 10.26.
10.27	Important Notice on Interest Rates and Payments dated as of November 13, 2008, between The Management Network Group, Inc. and UBS Bank USA filed as Exhibit 99.4 to the Company’s Form 8-K dated November 19, 2008, filed with the Securities and Exchange Commission, is incorporated herein by reference as Exhibit 10.27.
21.1	List of subsidiaries of the Company, prepared pursuant to Item 601(b)(21) of Regulation S-K is attached to this Form 10-K as Exhibit 21.1.
23.1	Consent of independent registered public accounting firm is attached to this Form 10-K as Exhibit 23.1.
24.1	Power of attorney (see signature page).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-K as Exhibit 31.1.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-K as Exhibit 31.2.
32.1	Certifications furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are attached to this Form 10-K as Exhibit 32.1.

(1)	Management contracts and compensatory plans and arrangements required to be filed as Exhibits pursuant to Item 15 of this report.

**	Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Redacted portions are indicated with the notation [***].