Form 10-Q
period 2010-04-03
MANAGEMENT NETWORK GROUP INC
filed 2010-05-18
CIK 1094814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 3, 2010
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
As of May 14, 2010, TMNG had outstanding 7,043,303 shares of common stock.

THE MANAGEMENT NETWORK GROUP, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THE MANAGEMENT NETWORK GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

	April 3,	January 2,
	2010	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,905	$6,301
Short-term investments	5,470	5,444
Receivables:
Accounts receivable	12,454	11,991
Accounts receivable — unbilled	4,593	4,174

	17,047	16,165
Less: Allowance for doubtful accounts	(356)	(357)

Net receivables	16,691	15,808
Prepaid and other current assets	1,388	1,206

Total current assets	27,454	28,759

NONCURRENT ASSETS:
Property and equipment, net	1,870	1,955
Goodwill	7,516	7,772
Identifiable intangible assets, net	1,947	2,516
Noncurrent investments	6,915	6,852
Other assets	371	397

Total Assets	$46,073	$48,251

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$1,492	$1,118
Current borrowings	3,680	2,800
Accrued payroll, bonuses and related expenses	3,790	5,354
Other accrued liabilities	1,423	1,433
Deferred revenue	717	1,023
Unfavorable and other contractual obligations	592	706

Total current liabilities	11,694	12,434

NONCURRENT LIABILITIES:
Unfavorable and other contractual obligations	495	546
Other noncurrent liabilities	1,221	1,237

Total noncurrent liabilities	1,716	1,783

Total stockholders’ equity	32,663	34,034

Total Liabilities and Stockholders’ Equity	$46,073	$48,251

See notes to unaudited condensed consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended
	April 3,	April 4,
	2010	2009
Revenues	$17,459	$14,197
Cost of services (includes net non-cash share-based compensation expense of $34 and $88 for the thirteen weeks ended April 3, 2010 and April 4, 2009, respectively)	10,857	8,718

Gross Profit	6,602	5,479
Operating Expenses:
Selling, general and administrative (includes net non-cash share-based compensation expense of $79 and $220 for the thirteen weeks ended April 3, 2010 and April 4, 2009, respectively)	7,068	7,408
Intangible asset amortization	363	474

Total operating expenses	7,431	7,882

Loss from operations	(829)	(2,403)
Other income (expense):
Interest income	64	82
Interest expense	(9)	(9)
Other income, net	28	24

Total other income	83	97

Loss before income tax (provision) benefit	(746)	(2,306)
Income tax (provision) benefit	(7)	122

Net loss	(753)	(2,184)

Other comprehensive income (loss):
Foreign currency translation adjustment	(795)	382
Unrealized gain on auction rate securities	63	397

Comprehensive loss	$(1,485)	$(1,405)

Net loss per common share
Basic and diluted	$(0.11)	$(0.31)

Weighted average shares used in calculation of net loss per common share
Basic and diluted	7,027	6,950

See notes to unaudited condensed consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	For the Thirteen Weeks Ended
	April 3,	April 4,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(753)	$(2,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	705	796
Share-based compensation	113	308
Deferred taxes	34	(193)
Bad debt expense	6
Realized gains on investments	(26)	(23)
Other changes in operating assets and liabilities:
Accounts receivable	(764)	(2,625)
Accounts receivable — unbilled	(555)	(138)
Prepaid and other assets	(181)	(274)
Trade accounts payable	371	229
Deferred revenue	(260)	1,092
Accrued liabilities	(1,399)	287

Net cash used in operating activities	(2,709)	(2,725)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses		(703)
Acquisition of property and equipment, net	(137)	(46)

Net cash used in investing activities	(137)	(749)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	880	3,400
Repayments on line of credit		(41)
Payments made on unfavorable and other contractual obligations	(175)	(167)

Net cash provided by financing activities	705	3,192

Effect of exchange rate on cash and cash equivalents	(255)	180

Net decrease in cash and cash equivalents	(2,396)	(102)
Cash and cash equivalents, beginning of period	6,301	5,956

Cash and cash equivalents, end of period	$3,905	$5,854

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$9	$9

Cash paid during period for taxes	$10

Accrued property and equipment additions	$309	$466

See notes to unaudited condensed consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Reporting
The condensed consolidated financial statements and accompanying notes of The Management Network Group, Inc. and its subsidiaries (“TMNG,” “TMNG Global,” “we,” “us,” “our,” or the “Company”) as of April 3, 2010, and for the thirteen weeks ended April 3, 2010 and April 4, 2009 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the Company’s condensed consolidated financial position, results of operations, and cash flows as of these dates and for the periods presented. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Consequently, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements nor those normally made in the Company’s annual report on Form 10-K. Accordingly, reference should be made to the Company’s annual consolidated financial statements and notes thereto for the fiscal year ended January 2, 2010, included in the 2009 Annual Report on Form 10-K (“2009 Form 10-K”) for additional disclosures, including a summary of the Company’s accounting policies. The Condensed Consolidated Balance Sheet as of January 2, 2010 has been derived from the audited Consolidated Balance Sheet at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Company has evaluated subsequent events for recognition or disclosure through the date these unaudited consolidated financial statements were issued.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management of the Company, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation of the financial statements have been included. The results of operations for the thirteen weeks ended April 3, 2010 are not necessarily indicative of the results to be expected for the full year ending January 1, 2011.
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
Research and Development and Capitalized Software Costs — During the thirteen weeks ended April 3, 2010 and April 4, 2009, software development costs of $139,000 and $145,000, respectively, were expensed as incurred. No software development costs were capitalized during the thirteen weeks ended April 3, 2010 and April 4, 2009.
Foreign Currency Transactions and Translation — TMNG Europe Ltd., Cartesian Ltd. (“Cartesian”) and the international operations of Cambridge Strategic Management Group, Inc. conduct business primarily denominated in their respective local currency. Assets and liabilities have been translated to U.S. dollars at the period-end exchange rate. Revenues and expenses have been translated at exchange rates which approximate the average of the rates prevailing during each period. Translation adjustments are reported as a separate component of accumulated other comprehensive income in the consolidated statements of stockholders’ equity. Assets and liabilities denominated in other than the functional currency of a subsidiary are remeasured at rates of exchange on the balance sheet date. Resulting gains and losses on foreign currency transactions are included in the Company’s results of operations. Realized and unrealized exchange gains and (losses) included in results of operations were $5,000 and ($134,000) during the thirteen weeks ended April 3, 2010 and April 4, 2009, respectively.
Derivative Financial Instruments — As of April 3, 2010, the Company had an open foreign currency forward contract with a notional amount of $0.3 million. This forward contract provides an economic hedge of fluctuations in euro denominated accounts receivable against the British pound, but has not been designated as a hedge for accounting purposes. The change in fair value of this contract as of April 3, 2010 was not material to the Company’s results of operations or financial position. The Company utilizes valuation models for these forward contracts that rely exclusively on Level 2 inputs, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurement and Disclosures. This contract expired on April 30, 2010. During the thirteen weeks ended April 3, 2010, the Company recognized no gains or losses on this forward contract. During the thirteen weeks ended April 4, 2009, the Company recognized losses of $25,000 on forward contracts. Recognized gains and losses on forward contracts are included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations and Comprehensive Loss (unaudited).

Net Loss Per Share — The Company has not included the effect of stock options and nonvested shares in the calculation of diluted loss per share for the thirteen weeks ended April 3, 2010 and April 4, 2009 as the Company reported a net loss for these periods and the effect would have been anti-dilutive.
Recent Accounting Pronouncements — In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issue Task Force (“ASU 2009-13”), and ASU 2009-14, Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”). ASU 2009-13 requires companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third party evidence of value is not available. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. Both statements are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.
In January 2010, the FASB issued ASU 2010-06, Fair Value Measures and Disclosures, (“ASU 2010-06”). ASU 2010-06 amends the Codification to require new or enhanced disclosures about: (1) transfers in and out of Levels 1, 2 and 3; (2) purchases, sales, issuances and settlements related to Level 3 measurements; (3) level of disaggregation; and (4) inputs and valuation techniques used to measure fair value. With the exception of item (2), this guidance was effective for the first reporting period beginning after December 15, 2009. The Company adopted this guidance, with the exception of item (2), upon issuance and it did not have an effect on its consolidated financial statements. The guidance concerning item (2) is effective for fiscal years beginning after December 15, 2010. The Company is currently evaluating the impact that the adoption of item (2) of this guidance will have on its consolidated financial statements.
In January 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855), (“ASU 2010-09”). As a result of ASU 2010-09, SEC registrants will no longer disclose the date through which management evaluated subsequent events in the financial statements, either in originally issued financial statements or reissued financial statements. The guidance in ASU 2010-09 is effective immediately. The Company adopted this guidance upon issuance and it did not have a material effect on its financial statements.
2. Auction Rate Securities
As of April 3, 2010 and January 2, 2010, TMNG held $12.4 million and $12.3 million, respectively, in fair value of auction rate securities for which the underlying collateral is guaranteed through the Federal Family Education Loan Program of the U.S. Department of Education. The Company’s auction rate securities portfolio as of April 3, 2010 consisted of the following:

		Realized
		Gains	Unrealized	Fair Value at April 3, 2010
Issuer	Cost Basis	(Losses)	Losses	Current	Noncurrent
			(In thousands)

Trading Securities
Kentucky Higher Education Loan Revenue Bonds	$1,900	$(80)		$1,820
Missouri Higher Education Loan Revenue Bonds	1,800	(76)		1,724
Utah State Board of Regents Revenue Bonds	1,400	(59)		1,341
Kentucky Higher Education Loan Revenue Bonds	400	(17)		383

	5,500	(232)		5,268

Available-for-Sale Securities
Education Funding Capital Education Loan Backed Notes	6,250		$(264)		$5,986
Brazos Student Finance Corporation Student Loan Asset Backed Notes	1,000		(71)		929

	7,250		(335)		6,915

ARS Rights		202		202

	$12,750	$(30)	$(335)	$5,470	$6,915

The Company’s auction rate securities portfolio as of January 2, 2010 consisted of the following:

		Realized
		Gains	Unrealized	Fair Value at January 2, 2010
Issuer	Cost Basis	(Losses)	Losses	Current	Noncurrent
			(In thousands)

Trading Securities
Kentucky Higher Education Loan Revenue Bonds	$1,900	$(118)		$1,782
Missouri Higher Education Loan Revenue Bonds	1,800	(112)		1,688
Utah State Board of Regents Revenue Bonds	1,400	(87)		1,313
Kentucky Higher Education Loan Revenue Bonds	400	(25)		375

	5,500	(342)		5,158

Available-for-Sale Securities
Education Funding Capital Education Loan Backed Notes	6,250		$(389)		$5,861
Brazos Student Finance Corporation Student Loan Asset Backed Notes	1,000		(9)		991

	7,250		(398)		6,852

ARS Rights		286		286

	$12,750	$(56)	$(398)	$5,444	$6,852

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
Prior to accepting the UBS settlement offer, the Company recorded all of its auction rate securities as available-for-sale investments. Upon accepting the UBS settlement, the Company made a one-time election to transfer its UBS auction rate securities holdings from available-for-sale securities to trading securities under FASB ASC 320, “Investments-Debt and Equity Securities.” For auction rate securities classified as available-for-sale the Company recognized unrealized holding gains of $63,000 during the thirteen weeks ended April 3, 2010 and recognized unrealized holding gains of $397,000 during the thirteen weeks ended April 4, 2009. Unrealized holding gains and losses on securities classified as available-for-sale are included as a separate component of stockholders’ equity, net of applicable taxes, and have been recognized in Other comprehensive income (loss) in the Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited). For auction rate securities classified as trading securities the Company recognized realized holding gains of $110,000 and $169,000, respectively, offset by realized losses on the Company’s ARS Rights of $84,000 and $146,000, respectively, during the thirteen weeks ended April 3, 2010 and April 4, 2009. Realized gains and losses on trading securities have been recognized in Other income in the Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited). The ARS Rights will continue to be measured at fair value under FASB ASC 825 until the earlier of the Company’s exercise of the ARS Rights or UBS’s purchase of the auction rate securities in connection with the ARS Rights.
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
The following is a reconciliation of the beginning and ending balances of the Company’s auction rate securities portfolio and ARS Rights for the thirteen weeks ended April 3, 2010 and April 4, 2009 (in thousands):

	For the	For the
	thirteen weeks	thirteen weeks
	ended April 3, 2010	ended April 4, 2009
Fair value at beginning of period	$12,296	$13,404
Total unrealized and realized gains (losses) included in Other income in the Consolidated Statements of Operations and Comprehensive Loss	26	23
Total unrealized gains (losses) included in Other comprehensive income (loss) in the Consolidated Statements of Operations and Comprehensive Loss	63	397

Fair value at end of period	$12,385	$13,824

Given the Company’s intent to exercise its right under the ARS Rights to sell to UBS its auction rate securities held in accounts with UBS and UBS affiliates at par value on June 30, 2010, the Company has classified the entire amount of auction rate securities portfolio held with UBS affiliates, including the fair value of the ARS Rights, as short-term investments in the Condensed Consolidated Balance Sheet (unaudited) as of April 3, 2010 and the Condensed Consolidated Balance Sheet as of January 2, 2010. The remaining auction rate securities are classified as noncurrent investments in the Condensed Consolidated Balance Sheet (unaudited) as of April 3, 2010 and the Condensed Consolidated Balance Sheet as of January 2, 2010.
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
Given the Company’s intent to liquidate the auction rate securities related to the line of credit with UBS within one year and the requirement that the Company concurrently repay the amounts borrowed on the line of credit, the Company has classified the outstanding balance of $3.7 million as a current liability in the Condensed Consolidated Balance Sheet (unaudited) as of April 3, 2010. The Company classified the outstanding balance of $2.8 million as a current liability in the Condensed Consolidated Balance Sheet as of January 2, 2010. $880,000 was borrowed during the thirteen weeks ended April 3, 2010. As of April 3, 2010, there was no material balance available to be borrowed. These borrowings were used to fund short-term liquidity needs. Because amounts borrowed under the line of credit bear interest at a floating rate and have a remaining maturity of less than one year, the fair value of this financial instrument approximates its carrying value.

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
4. Business Combinations
RVA Consulting, LLC
On August 3, 2007, the Company acquired all of the outstanding membership interests of RVA Consulting, LLC (“RVA”) pursuant to a Membership Interest Purchase Agreement with the members of RVA. TMNG assumed all liabilities of RVA, subject to certain indemnities on the part of the selling members. Certain of the selling members continue to be employed by and participate in the management of RVA after the closing date pursuant to written employment agreements. RVA is presented as a component of the North America segment. In addition to cash consideration paid at closing, the transaction included additional consideration for working capital true-ups and potential earn-out consideration based upon performance of RVA through June 30, 2010. The aggregate potential purchase price of $11.6 million consists of the following (in thousands):

Cash paid at closing	$6,625
Transaction costs	247
Contingent cash consideration earned	3,273
Contingent stock consideration earned (based on June 30, 2008 measurement date)	921
Contingent stock consideration earned (based on June 30, 2009 measurement date)	104

Total purchase price recognized at April 3, 2010	11,170

Remaining contingent cash consideration	344
Remaining contingent stock consideration (based on share price as of April 3, 2010)	51

Aggregate potential consideration	$11,565

The measurement date for contingent cash and stock consideration is June 30 of the three years subsequent to the transaction. There was no cash earn-out or stock consideration earned or paid during the thirteen weeks ended April 3, 2010 or April 4, 2009.
5. Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill for the thirteen weeks ended April 3, 2010 are as follows (in thousands):

	North
	America	EMEA	Total
Balance as of January 2, 2010	$3,550	$4,222	$7,772
Changes in foreign currency exchange rates		(256)	(256)

Balance as of April 3, 2010	$3,550	$3,966	$7,516

Included in intangible assets, net are the following (in thousands):

	April 3, 2010		January 2, 2010
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Customer relationships	$5,224	$(3,750)	$5,342	$(3,511)
Acquired software	2,280	(1,852)	2,427	(1,820)
Employment agreements	1,920	(1,875)	2,018	(1,940)

	$9,424	$(7,477)	$9,787	$(7,271)

Intangible amortization expense for the thirteen weeks ended April 3, 2010 and April 4, 2009 was $509,000 and $608,000, respectively, including $146,000 and $135,000 reported in cost of services for the thirteen weeks ended April 3, 2010 and April 4, 2009, respectively. Future intangible amortization expense is estimated to be as follows (in thousands):

		Estimated
		intangible
	Total estimated	amortization to
	intangible	be included in
Future Period	amortization	cost of services
Remainder of fiscal year 2010	$1,451	$427
Fiscal year 2011	496
The Company evaluates goodwill for impairment on an annual basis on the last day of the first fiscal month of the fourth quarter and whenever events or circumstances indicate that these assets may be impaired. The Company performs its impairment testing for goodwill in accordance with FASB ASC 350, “Intangibles-Goodwill and Other.” Management determined that there were no events or changes in circumstances during the thirteen weeks ended April 3, 2010 which indicated that goodwill needed to be tested for impairment during the period.
The Company reviews long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets might not be recoverable in accordance with the provisions of FASB ASC 360, “Property, Plant and Equipment” and FASB ASC 350, “Intangibles-Goodwill and Other.” Management determined that there were no events or changes in circumstances during the thirteen weeks ended April 3, 2010 which indicated that long-lived assets and intangible assets needed to be reviewed for impairment during the period.
6. Share-Based Compensation
The Company issues stock option awards and nonvested share awards under its share-based compensation plans. The key provisions of the Company’s share-based compensation plans are described in Note 6 to the Company’s consolidated financial statements included in the 2009 Form 10-K.
During the thirteen weeks ended April 3, 2010, the Company recognized no income tax benefits related to share-based compensation arrangements. The Company recognized income tax benefits of $39,000 during the thirteen weeks ended April 4, 2009 related to share-based compensation arrangements.
1998 Equity Incentive Plan
Stock Options
A summary of the option activity under the Company’s Amended and Restated 1998 Equity Incentive Plan (the “1998 Plan”), as of April 3, 2010 and changes during the thirteen weeks then ended is presented below:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at January 2, 2010	763,547	$17.57
Forfeited/cancelled	(43,825)	$93.77

Outstanding at April 3, 2010	719,722	$12.93

Options vested and expected to vest at April 3, 2010	670,167	$13.12

Options exercisable at April 3, 2010	587,773	$13.54

Nonvested Shares
There were 1,250 shares of nonvested stock issued under the 1998 Plan as of April 3, 2010 and January 2, 2010 with a weighted average grant date fair value of $10.95 per share. No shares of nonvested stock were issued or vested during the thirteen weeks ended April 3, 2010.

2000 Supplemental Stock Plan
A summary of the option activity under the Company’s 2000 Supplemental Stock Plan (the “Supplemental Stock Plan”) as of April 3, 2010 and changes during the thirteen weeks then ended is presented below:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at January 2, 2010	274,612	$11.74
Forfeited/cancelled	(9,375)	$11.14

Outstanding at April 3, 2010	265,237	$11.76

Options vested and expected to vest at April 3, 2010	231,096	$11.98

Options exercisable at April 3, 2010	165,637	$12.71

The Supplemental Stock Plan will expire on May 23, 2010, after which time, no new awards will be issued pursuant to the plan. The outstanding awards issued pursuant to the Supplemental Stock Plan will remain subject to the terms of the Supplemental Stock following expiration of the plan.
7. Business Segments and Major Customers
In the first quarter of fiscal year 2010, the Company was internally reorganized to align geographically with its client base. As a result of this internal realignment, the Company’s reportable segments have changed. Corresponding segment information for prior periods has been restated to conform to the current reportable segment presentation.
The Company identifies its segments based on the way management organizes the Company to assess performance and make operating decisions regarding the allocation of resources. In accordance with the criteria in FASB ASC 280 “Segment Reporting,” the Company has concluded it has two reportable segments: the North America segment and the EMEA segment. The North America segment is comprised of three operating segments (North America Cable and Broadband, North America Telecom and Strategy), which are aggregated into one reportable segment based on the similarity of their economic characteristics. Both reportable segments offer management consulting, custom developed software, and technical services.
Management evaluates segment performance based upon income (loss) from operations, excluding share-based compensation (benefits), depreciation and intangibles amortization. There were no inter-segment sales in either the thirteen weeks ended April 3, 2010 or April 4, 2009. In addition, in its administrative division, entitled “Not Allocated to Segments,” the Company accounts for non-operating activity and the costs of providing corporate and other administrative services to all the segments. Summarized financial information concerning the Company’s reportable segments is shown in the following table (amounts in thousands):

	North		Not Allocated
	America	EMEA	to Segments	Total
As of and for the thirteen weeks ended April 3, 2010:
Revenues	$13,106	$4,353		$17,459
Income (loss) from operations	3,588	786	$(5,203)	(829)
Total assets	$10,479	$6,548	$29,026	$46,053

As of the fiscal year ended January 2, 2010:
Total assets	$9,704	$6,461	$32,086	$48,251

As of and for the thirteen weeks ended April 4, 2009:
Revenues	$9,854	$4,343		$14,197
Income (loss) from operations	1,820	1,050	$(5,273)	(2,403)
Total assets	$10,479	$5,227	$34,038	$49,744

As of the fiscal year ended January 3, 2009
Total assets	$7,012	$5,794	$33,908	$46,714
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
In accordance with the provisions of FASB ASC 280-10, revenues earned in the United States and internationally based on the location where the services are performed are shown in the following table (amounts in thousands):

	For the Thirteen Weeks
	Ended
	April 3, 2010	April 4, 2009
United States	$13,013	$9,515
International:
United Kingdom	4,055	4,149
Other	391	533

Total	$17,459	$14,197

Major customers in terms of significance to TMNG’s revenues (i.e. in excess of 10% of revenues) and accounts receivable were as follows (amounts in thousands):

	Revenues
	For the thirteen weeks		For the thirteen weeks
	ended April 3, 2010		ended April 4, 2009
	North		North
	America	EMEA	America	EMEA
Customer A		$1,982		$1,573
Customer B	$5,481		$4,579
Customer C	$2,479		$1,911
Customer D	$1,801		$1,455

	Accounts Receivable
	As of April 3,	As of April 4,
	2010	2009
Customer A	$2,759	$1,697
Customer B	$4,312	$5,730
Customer C	$1,653	$1,340
Customer D	$1,289	$1,554
Revenues from the Company’s ten most significant customers accounted for approximately 87% and 86% of revenues during the thirteen weeks ended April 3, 2010 and April 4, 2009, respectively.
8. Income Taxes
In the thirteen weeks ended April 3, 2010, the Company recorded an income tax provision of $7,000. In the thirteen weeks ended April 4, 2009, the Company recorded an income tax benefit of $122,000. The tax provision for the thirteen weeks ended April 3, 2010 is primarily due to interest recognized on reserves for uncertain tax positions. The tax benefit for the thirteen weeks ended April 4, 2009 is primarily related to a deferred tax benefit recognized on losses for the period in the Company’s United Kingdom operations. During the thirteen weeks ended April 3, 2010, the Company recorded full valuation allowances against income tax benefits related to domestic and international operations in accordance with the provisions of FASB ASC 740 “Income Taxes,” which requires an estimation of the recoverability of the recorded income tax asset balances. As of April 3, 2010, the Company has recorded $33.2 million of valuation allowances attributable to its net deferred tax assets.
The Company analyzes its uncertain tax positions pursuant to the provisions of FASB ASC 740 “Income Taxes.” The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. There was no material activity related to the liability for uncertain tax positions during the thirteen weeks ended April 3, 2010 and April 4, 2009. As of April 3, 2010, the Company has $0.9 million accrued for uncertain income tax positions, including interest and penalties. As of April 3, 2010, the Company believes that it is reasonably possible that the liability for uncertain tax positions will decrease by $774,000 within the next 12 months due to the expiration of the statute of limitations of tax filings in foreign jurisdictions.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003. As of April 3, 2010, the Company has no income tax examinations in process.
9. Loans to Officers
As of April 3, 2010, there is one outstanding line of credit between the Company and its Chief Executive Officer, Richard P. Nespola, which originated in fiscal year 2001. Aggregate borrowings outstanding against the line of credit at April 3, 2010 and January 2, 2010 totaled $300,000 and are due in September 2011. This amount is included in other assets in the noncurrent assets section of the Condensed Consolidated Balance Sheets. In accordance with the loan provisions, the interest rate charged on the loans is equal to the Applicable Federal Rate (AFR), as announced by the Internal Revenue Service, for short-term obligations (with annual compounding) in effect for the month in which the advance is made, until fully paid. Pursuant to the Sarbanes-Oxley Act, no further loan agreements or draws against the line may be made by the Company to, or arranged by the Company for, its executive officers. Interest payments on this loan are current as of April 3, 2010.
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
11. Subsequent Events
Kentucky Higher Education Loan Revenue Bonds with a par value of $0.4 million and Missouri Higher Education Loan Revenue Bonds with a par value of $1.8 million held as part of the Company’s auction rate securities portfolio with a UBS affiliate were sold on May 5, 2010, and May 10, 2010, respectively. Pursuant to the terms of the settlement with UBS, UBS holds discretionary right to sell or otherwise dispose of the Company’s auction rate securities, provided that the Company is entitled to the par value of the auction rate securities upon any disposition. The par value of the liquidated securities was applied to the line of credit from UBS and its affiliates.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Regarding Forward-Looking Statements. In addition to historical information, this quarterly report contains forward-looking statements. Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements of assumptions underlying such statements, and statements of the Company’s or management’s intentions, hopes, beliefs, expectations or predictions of the future. Forward-looking statements can often be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “could,” “intends,” “plans,” “estimates” or “anticipates,” variations thereof or similar expressions. Certain risks and uncertainties could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause a difference include, but are not limited to, conditions in the industry sectors that we serve, including the recent slowing of client decisions on proposals and project opportunities along with scope reduction of existing projects, overall economic and business conditions, including the current economic slowdown and the difficult conditions in the credit markets, our ability to retain the limited number of large clients that constitute a major portion of our revenues, technological advances and competitive factors in the markets in which we compete, and the factors discussed in the sections entitled “Cautionary Statement Regarding Forward-Looking Information” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended January 2, 2010. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date of this report. We undertake no obligation to revise, or publicly release the results of any revision to, these forward-looking statements. Readers should carefully review the cautionary statements contained in our annual report and in other documents that we file from time to time with the Securities and Exchange Commission.
The following should be read in connection with Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented in our annual report on Form 10-K for the fiscal year ended January 2, 2010.
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
Our global investments in targeting the cable industry have re-positioned us to better serve consolidating telecommunications carriers and the converging global media and entertainment companies. The convergence of communications with media and entertainment and the consolidation of large telecommunications carriers have required us to focus our strategy on building a global presence, continuing to expand our offerings and strengthening our position within the large carriers and media and entertainment companies. Subject to the effects of cyclical economic conditions such as the current economic slowdown, our efforts are helping us build what we believe is a more sustainable revenue model over the long-term, which will enable us to expand our global presence. We continue to focus our efforts on identifying, adapting to and capitalizing on the changing dynamics prevalent in the converging communications, media and entertainment industries, as well as providing our wireless and IP services within the communications sector.
Our financial results are affected by macroeconomic conditions, credit market conditions, and the overall level of business confidence. Although the first quarter of 2010 has demonstrated positive economic indications, the global economic downturn of 2008 and 2009 has resulted in significant employee layoffs and reductions in capital and operating expenditures for some of our significant clients in the communications, media and entertainment sectors. We are also experiencing greater pricing pressure and an increased need for enhanced return on investment for projects or added sharing of risk and reward.
Revenues are driven by the ability of our team to secure new project contracts and deliver those projects in a way that adds value to our client in terms of return on investment or assisting clients to address a need or implement change. For the thirteen weeks ended April 3, 2010, revenues increased 23.0% to $17.5 million from $14.2 million for the thirteen weeks ended April 4, 2009 driven primarily by increased project demand supported by a stronger macroeconomic environment relative to fiscal year 2009. Our international revenues were approximately 25% of total revenue during the thirteen weeks ended April 3, 2010, as compared to the thirteen weeks ended April 4, 2009 where international revenues were approximately 33% of total revenues. Our revenues are denominated in multiple currencies and are impacted by currency rate fluctuations.
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
Gross margins were 37.8% in the thirteen weeks ended April 3, 2010 compared with 38.6% in thirteen weeks ended April 4, 2009. The decrease in gross margin is due to a combination of factors. The most significant items that impact our margins include the mix of project types, utilization of personnel and competitive pricing decisions. In addition, given the challenging macroeconomic environment and reduced consulting demand, we have provided clients reduced pricing for long term project commitment and volume increases.
Sales and marketing expenses consist primarily of personnel salaries, bonuses, and related costs for direct client sales efforts and marketing staff. We primarily use a relationship sales model in which partners, principals and senior consultants generate revenues. In addition, sales and marketing expenses include costs associated with marketing collateral, product development, trade shows and advertising. General and administrative expenses consist mainly of costs for accounting, recruiting and staffing, information technology, personnel, insurance, rent and outside professional services incurred in the normal course of business.
Management has focused on aligning operating costs with operating segment revenues. Along with an increase in revenues, selling, general and administrative expenses were reduced by $0.3 million to $7.1 million for the thirteen weeks ended April 3, 2010 from $7.4 million for the thirteen weeks ended April 4, 2009. With the increase in revenues and reduction in costs, our selling, general and administrative expenses decreased as a percentage of revenues to 40.5% in the thirteen weeks ended April 3, 2010 from 52.2% in the thirteen weeks ended April 4, 2009. Our current quarter selling expenses included significant transition and severance for personnel associated with the reorganization undertaken for 2010. This represented approximately 3% of revenues for the quarter ended April 3, 2010. We will continue to evaluate selling, general and administrative expenses to maintain an appropriate cost structure relative to revenue levels.
Intangible asset amortization included in operating expenses decreased to $0.4 million in the thirteen weeks ended April 3, 2010 from $0.5 million in the thirteen weeks ended April 4, 2009. The decrease in amortization expense was due to the completion of amortization of some intangibles recorded in connection with our acquisitions of Cartesian Ltd, RVA Consulting LLC and TWG Consulting, Inc.
We recorded a net loss of $0.8 million for the thirteen weeks ended April 3, 2010, compared to a net loss of $2.2 million for the thirteen weeks ended April 4, 2009. The decrease in net loss is primarily attributable to an increase in revenues and gross profit, effective cost management initiatives and a decrease in intangible amortization, partially offset by an increase in income taxes. We made significant strides in recent years to reduce our total operating cost structure with emphasis on selling, general and administrative expenses.
Despite the increase in revenues for the thirteen weeks ended April 3, 2010 as compared to the thirteen weeks ended April 4, 2009, the rate of change in the communications industry, driving convergence of media and telecommunications, consolidation of smaller providers and expanded deployment of wireless capabilities have added both opportunity and uncertainty for our clients. The general result is overall reduced client spending on many capital and operational initiatives. This reduction in spending, coupled with increased competition pursuing fewer opportunities, could result in further price reductions, fewer client projects, under-utilization of consultants, reduced operating margins and loss of market share. Declines in our revenues can have a significant impact on our financial results. Although we have a flexible cost base comprised primarily of employee and related costs, there is a lag in time required to scale the business appropriately if revenues are reduced. In addition, our future revenues and operating results may fluctuate from quarter to quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, consultant utilization rates, general economic conditions and other factors.
Cash flows used in operating activities were $2.7 million during the thirteen weeks ended April 3, 2010 and April 4, 2009. During the thirteen weeks ended April 3, 2010 the use of cash in operating activities consisted almost entirely of changes in working capital balances as compared to the thirteen weeks ended April 4, 2009, for which changes in working capital consisted of a $1.4 million use of cash with the remainder related to operating losses of the business.
At April 3, 2010, we had working capital of approximately $15.8 million, which included $3.7 million in short-term debt. In addition, working capital includes $5.5 million in short-term investments. Our short-term and noncurrent investments consist of auction rate securities. Returns on our cash and investments have decreased over recent periods as a result of decreasing interest rates and a reduction in invested balances.
Our investments included $12.4 million ($12.8 million par value) in auction rate securities guaranteed through the Federal Family Education Loan Program of the U.S. Department of Education. As discussed in Note 2, “Auction Rate Securities,” in the notes to condensed consolidated financial statements (unaudited), during 2008, we reached a settlement agreement on $7.55 million of the auction rate securities allowing us to sell these auction rate securities held in accounts with UBS AG (“UBS”) and UBS affiliates at par value beginning June 30, 2010 and enabling us to borrow up to 75% of the fair value of the securities at zero net interest cost prior to the sales date. In the fourth quarter of fiscal year 2009, all of the Access Group Inc. Federal Student Loan Asset Backed Notes held as part of our auction rate securities portfolio with a UBS affiliate were sold. Pursuant to the terms of the settlement with UBS, UBS holds a discretionary right to sell or otherwise dispose of our auction rate securities, provided that we are entitled to the par value of the auction rate securities upon any disposition. The par value of the liquidated securities, $2.1 million, was applied to the line of credit from UBS and its affiliates. As of April 3, 2010, we had outstanding borrowings of $3.7 million under the UBS line of credit and there was no material balance available to be borrowed. Given our intent to liquidate the collateral related to the line of credit with UBS within one year and the requirement that we concurrently repay the amounts borrowed on the line of credit, we have classified this debt as short-term as of April 3, 2010.
Kentucky Higher Education Loan Revenue Bonds with a par value of $0.4 million and Missouri Higher Education Loan Revenue Bonds with a par value of $1.8 million held as part of the Company’s auction rate securities portfolio with a UBS affiliate were sold on May 5, 2010, and May 10, 2010, respectively. Pursuant to the terms of the settlement with UBS, UBS holds discretionary right to sell or otherwise dispose of the Company’s auction rate securities, provided that the Company is entitled to the par value of the auction rate securities upon any disposition. The par value of the liquidated securities was applied to the line of credit from UBS and its affiliates.
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
As of April 3, 2010 and January 2, 2010, $5.5 million and $5.4 million, respectively, of our investments in auction rate securities are reflected as current assets on our Condensed Consolidated Balance Sheet (unaudited). The par value of our auction rate securities classified as current assets was $5.5 million as of April 3, 2010 and January 2, 2010. As of April 3, 2010 and January 2, 2010,$6.9 million ($7.3 million par value) is reflected as non-current assets on our Condensed Consolidated Balance Sheet (unaudited).
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
While the ARS Rights result in a put option which represents a separate freestanding instrument, the put option does not meet the definition of a derivative instrument under FASB ASC 815, “Derivatives and Hedging.” We have elected to measure the ARS Rights at fair value under FASB ASC 825, “Financial Instruments,” to better align changes in fair value of the ARS Rights with those of the underlying auction rate securities investments.
Prior to accepting the UBS settlement offer, we recorded all of our auction rate securities as available-for-sale investments. Upon accepting the UBS settlement, the Company made a one-time election to transfer its UBS auction rate securities holdings from available-for-sale securities to trading securities under FASB ASC 320. For auction rate securities classified as available-for-sale, we recognized unrealized holding gains of $63,000 and $397,000, respectively, during the thirteen weeks ended April 3, 2010 and April 4, 2009, respectively. For auction rate securities classified as trading securities, we recognized realized holding gains of $110,000 and $169,000, offset by realized losses on the Company’s ARS Rights of $84,000 and $146,000, respectively, during the thirteen weeks ended April 3, 2010 and April 4, 2009. The ARS Rights will continue to be measured at fair value under FASB ASC 825 until the earlier of our exercise of the ARS Rights or UBS’s purchase of the auction rate securities at par value in connection with the ARS Rights Agreement.
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

Impairment of Goodwill and Long-lived Assets — As of April 3, 2010, we had $7.5 million in goodwill and $1.9 million in long-lived intangible assets, net of accumulated amortization. Goodwill and other long-lived intangible assets arising from our acquisitions are subjected to periodic review for impairment. FASB ASC 350 “Intangibles-Goodwill and Other” requires an evaluation of these indefinite-lived assets annually and whenever events or circumstances indicate that such assets may be impaired. The evaluation is conducted at the reporting unit level and compares the calculated fair value of the reporting unit to its book value to determine whether impairment has been deemed to occur. Any impairment charge would be based on the most recent estimates of the recoverability of the recorded goodwill. If the remaining book value assigned to goodwill in an acquisition is higher than the estimated fair value of the reporting unit, there is a requirement to write down these assets.
Fair value of our reporting units is determined using the income approach. The income approach uses a reporting unit’s projection of estimated cash flows discounted using a weighted-average cost of capital analysis that reflects current market conditions. We also consider the market approach to valuing our reporting units, however due to the lack of comparable industry publicly available transaction data, we concluded that a market approach will not adequately reflect our specific reporting unit operations. While the market approach is typically not expressly utilized, we do compare the results of our overall enterprise valuation to our market capitalization. Significant management judgments related to the income approach include:
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
Revenue Recognition — We recognize revenues from time and materials consulting contracts in the period in which our services are performed. We recognized $6.3 million and $6.2 million in revenues from time and materials contracts during the thirteen weeks ended April 3, 2010 and April 4, 2009, respectively. In addition to time and materials contracts, our other types of contracts include fixed fee contracts and contingent fee contracts. During the thirteen weeks ended April 3, 2010 and April 4, 2009, we recognized $11.1 million and $8.0 million in revenues on these other types of contracts. We recognize revenues on milestone or deliverables-based fixed fee contracts and time and materials contracts not to exceed contract price using the percentage of completion-like method described by FASB ASC 605-35, “Revenue Recognition — Construction-Type and Production-Type Contracts” (formerly AICPA Statement of Position (“SOP”) No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”). For fixed fee contracts where services are not based on providing deliverables or achieving milestones, we recognize revenues on a straight-line basis over the period during which such services are expected to be performed. In connection with some fixed fee contracts, we receive payments from customers that exceed recognized revenues. We record the excess of receipts from customers over recognized revenue as deferred revenue. Deferred revenue is classified as a current liability to the extent it is expected to be earned within twelve months from the date of the balance sheet.
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
In addition to the professional services related to the customization and implementation of software, we also provide post-contract support (“PCS”) services, including technical support and maintenance services. For those contracts that include PCS service arrangements which are not essential to the functionality of the software solution, we separate the FASB ASC 605-35 software services and PCS services utilizing the multiple-element arrangement model prescribed by FASB ASC 605-25, “Revenue Recognition — Multiple-Element Arrangements ” (formerly Emerging Issues Task Force No. 00-21, “ Revenue Arrangements with Multiple Deliverables ”). FASB ASC 605-25 addresses the accounting treatment for an arrangement to provide the delivery or performance of multiple products and/or services where the delivery of a product or system or performance of services may occur at different points in time or over different periods of time. We utilize FASB ASC 605-25 to separate the PCS service elements and allocate total contract consideration to the contract elements based on the relative fair value of those elements. Revenues from PCS services are recognized ratably on a straight-line basis over the term of the support and maintenance agreement.
We also may enter into contingent fee contracts, in which revenue is subject to achievement of savings or other agreed upon results, rather than time spent. Due to the nature of contingent fee contracts, we recognize costs as they are incurred on the project and defer revenue recognition until the revenue is realizable and earned as agreed to by our clients. Although these contracts can be very rewarding, the profitability of these contracts is dependent on our ability to deliver results for our clients and control the cost of providing these services. These types of contracts are typically more results-oriented and are subject to greater risk associated with revenue recognition and overall project profitability than traditional time and materials contracts. Revenues associated with contingent fee contracts were not material during the thirteen weeks ended April 3, 2010 or April 4, 2009.
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
In addition, under FASB ASC 718 we are required to net estimated forfeitures against compensation expense. This requires us to estimate the number of awards that will be forfeited prior to vesting. If actual forfeitures in future periods are different than our initial estimate, the compensation expense that we ultimately record under FASB ASC 718 may differ significantly from what was originally estimated. The weighted average estimated forfeiture rate for unvested options outstanding as of April 3, 2010 is 38%.
Accounting for Income Taxes — Accounting for income taxes requires significant estimates and judgments on the part of management. Such estimates and judgments include, but are not limited to, the effective tax rate anticipated to apply to tax differences that are expected to reverse in the future, the sufficiency of taxable income in future periods to realize the benefits of net deferred tax assets and net operating losses currently recorded and the likelihood that tax positions taken in tax returns will be sustained on audit. We account for income taxes in accordance with FASB ASC 740 “Income Taxes.” As required by FASB ASC 740, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. FASB ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of April 3, 2010, cumulative valuation allowances in the amount of $33.2 million were recorded in connection with the net deferred income tax assets. As required by FASB ASC 740, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the guidance. Pursuant to FASB ASC 740, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As of April 3, 2010, we have recorded a liability of approximately $948,000 for unrecognized tax benefits.
We have generated substantial deferred income tax assets related to our domestic operations, and to a lesser extent our international operations, primarily from the accelerated financial statement write-off of goodwill, the charge to compensation expense taken for stock options and net operating losses. Within our foreign operations, mostly domiciled within the United Kingdom, we have generated deferred tax assets primarily from the charge to compensation expense for stock options and operating losses. For us to realize the income tax benefit of these assets in either jurisdiction, we must generate sufficient taxable income in future periods when such deductions are allowed for income tax purposes. In some cases where deferred taxes were the result of compensation expense recognized on stock options, our ability to realize the income tax benefit of these assets is also dependent on our share price increasing to a point where these options have intrinsic value at least equal to the grant date fair value and are exercised. In assessing whether a valuation allowance is needed in connection with our deferred income tax assets, we have evaluated our ability to generate sufficient taxable income in future periods to utilize the benefit of the deferred income tax            assets. We continue to evaluate our ability to use recorded deferred income tax asset balances. If we continue to report domestic or international operating losses for financial reporting in future years in either our domestic or international operations, no additional tax benefit would be recognized for those losses, since we will not have accumulated enough positive evidence to support our ability to utilize net operating loss carry-forwards in the future.
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
Research and Development and Capitalized Software Costs — Software development costs are accounted for in accordance with FASB ASC 985-20, “Software — Costs of Software to Be Sold, Leased, or Marketed.” Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. We capitalize development costs incurred during the period between the establishment of technological feasibility and the release of the final product to customers. During the thirteen weeks ended April 3, 2010 and April 4, 2009, software development costs of $139,000 and $145,000, respectively, were expensed as incurred. No software development costs were capitalized during the thirteen weeks ended April 3, 2010 or April 4, 2009.
RESULTS OF OPERATIONS
THIRTEEN WEEKS ENDED APRIL 3, 2010 COMPARED TO THIRTEEN WEEKS ENDED APRIL 4, 2009
REVENUES
Revenues increased 23.0% to $17.5 million for the thirteen weeks ended April 3, 2010 from $14.2 million for the thirteen weeks ended April 4, 2009. The increase in revenues is primarily due to an increase in demand for operational and strategic consulting within our North America segment
North America Segment — North America segment revenues increased 33.0% to $13.1 million for the thirteen weeks ended April 3, 2010 from $9.9 million for the same period of 2009. During the thirteen weeks ended April 3, 2010, the North America segment provided services on 77 customer projects, compared to 70 projects performed in the thirteen weeks ended April 4, 2009. Average revenue per project was $170,000 in the thirteen weeks ended April 3, 2010, compared to $141,000 in the thirteen weeks ended April 4, 2009. Revenues recognized in connection with fixed price engagements totaled $8.7 million and $5.8 million, representing 66.1% and 58.6% of total revenues of the segment, for the thirteen weeks ended April 3, 2010 and April 4, 2009, respectively. This increase is primarily due to a continued shift in type of project to and customer preference for fixed price engagements.
EMEA Segment — EMEA segment revenues increased by 0.2% to $4.4 million for the thirteen weeks ended April 3, 2010 from $4.3 million for the thirteen weeks ended April 4, 2009. All revenues were generated internationally. During the thirteen weeks ended April 3, 2010 and April 4, 2009, this segment provided services on 81 and 83 customer projects, respectively. Average revenue per project was approximately $46,000 and $42,000, respectively, for the thirteen weeks ended April 3, 2010 and April 4, 2009. Revenues from post-contract software related support services were approximately $646,000 and $515,000 for the thirteen weeks ended April 3, 2010 and April 4, 2009, respectively. There were no revenues from software licensing during the thirteen weeks ended April 3, 2010. Revenues from software licensing during the thirteen weeks ended April 4, 2009 were $311,000.
COSTS OF SERVICES
Costs of services increased 24.5% to $10.9 million for the thirteen weeks ended April 3, 2010 from $8.7 million for the thirteen weeks ended April 4, 2009. Our gross margin was 37.8% for the thirteen weeks ended April 3, 2010 compared to 38.6% for the thirteen weeks ended April 4, 2009. Our North America segment gross margin was 40.1% for the thirteen weeks ended April 3, 2010 compared to 40.4% for the thirteen weeks ended April 4, 2009. The decrease in gross margin in the first quarter of 2010 as compared to the same period of 2009 in our North America segment is primarily due to longer term and lower margin management consulting projects, partially offset by an increase in strategy engagements resulting in higher utilization of our fixed employee consulting base. Our EMEA segment gross margin was 30.8% for the thirteen weeks ended April 3, 2010, compared to 34.5% for the thirteen weeks ended April 4, 2009. Margin reductions in the EMEA segment are primarily related to flat revenue volumes for the quarter combined with slightly increased delivery costs experienced on select fixed price projects and a decrease in the mix of software license revenues. Costs of services in the EMEA segment included amortization of intangible assets of $146,000 and $135,000, respectively, for the thirteen weeks ended April 3, 2010 and April 4, 2009, related to acquired software.

OPERATING EXPENSES
Operating expenses decreased 5.7% to $7.4 million for the thirteen weeks ended April 3, 2010, from $7.9 million for the thirteen weeks ended April 4, 2009. Operating expenses for both periods included selling, general and administrative expenses (inclusive of share-based compensation) and intangible asset amortization.
Selling, general and administrative expenses decreased to $7.1 million for the thirteen weeks ended April 3, 2010, compared to $7.4 million for the thirteen weeks ended April 4, 2009. As a percentage of revenues, our selling, general and administrative expenses were 40.5% for the thirteen weeks ended April 3, 2010, compared to 52.2% for the thirteen weeks ended April 4, 2009. The decrease in selling, general and administrative expenses was primarily due to decreases in compensation costs through headcount reductions and a reduction in professional services fees and the effect of exchange rate movements. The thirteen weeks ended April 3, 2010 included severance and transition costs of approximately $0.5 million associated with the reorganization of our EMEA operations. For the thirteen weeks ended April 3, 2010, we recognized immaterial gains related to foreign exchange compared to losses of $134,000 for the thirteen weeks ended April 4, 2009.
Intangible asset amortization decreased by $111,000 to $363,000 for the thirteen weeks ended April 3, 2010, compared to $474,000 for the thirteen weeks ended April 4, 2009. The decrease in amortization expense was primarily due to the completion of amortization of some intangibles recorded in connection with acquisitions.
OTHER INCOME AND EXPENSES
Interest income was $64,000 and $82,000 for the thirteen weeks ended April 3, 2010 and April 4, 2009, respectively, and represented interest earned on invested balances. Interest income decreased for the thirteen weeks ended April 3, 2010 as compared to the thirteen weeks ended April 4, 2009 due primarily to reductions in interest rates and reductions in invested balances. We primarily invest in money market funds and have holdings in auction rate securities. For the thirteen weeks ended April 3, 2010, other income includes $110,000 in realized holding gains for auction rate securities classified as trading securities, offset by realized losses on our ARS Rights of $84,000. For the thirteen weeks ended April 4, 2009, other income includes $169,000 in realized holding gains for auction rate securities classified as trading securities, offset by realized losses on our ARS Rights of $146,000.
INCOME TAXES
During the thirteen weeks ended April 3, 2010, we recorded an income tax provision of $7,000 compared to an income tax benefit of $122,000 during the thirteen weeks ended April 4, 2009. The tax provision for the thirteen weeks ended April 3, 2010 is primarily due to interest recognized on reserves for uncertain tax positions. The tax benefit for the thirteen weeks ended April 4, 2009 is primarily related to a deferred tax benefit recognized on losses for the period in our United Kingdom operations. For the thirteen weeks ended April 3, 2010 and April 4, 2009, we recorded no income tax benefit related to our domestic pre-tax losses in accordance with the provisions of FASB ASC 740, “Income Taxes”, which requires an estimation of our ability to use recorded deferred income tax assets. In addition, for the thirteen weeks ended April 3, 2010, we recorded no income tax benefit related to our international pre-tax losses. We currently have recorded a valuation allowance against all domestic and international deferred income tax assets generated due to uncertainty about their ultimate realization due to our history of operating losses. If we continue to report net operating losses for financial reporting in either our domestic or international operations, no additional tax benefit would be recognized for those losses, since we will not have accumulated enough positive evidence to support our ability to utilize the net operating loss carryforwards in the future.
NET LOSS
We had a net loss of $0.8 million for the thirteen weeks ended April 3, 2010 compared to a net loss of $2.2 million for the thirteen weeks ended April 4, 2009. The decrease in net loss is primarily attributable to an increase in revenues and gross profit, effective cost management initiatives and a decrease in intangible amortization, partially offset by an increase in income taxes.
STATEMENT REGARDING NON-GAAP FINANCIAL MEASUREMENT
In addition to net loss and net loss per share on a GAAP basis, TMNG Global’s management uses a non-GAAP financial measure, “Non-GAAP adjusted net income or loss,” in its evaluation of our performance, particularly when comparing performance to the prior year’s period and on a sequential basis. This non-GAAP measure contains certain non-GAAP adjustments which are described in the following schedule entitled “Reconciliation of GAAP Net Loss to Non-GAAP Adjusted Net Income (Loss).” In making these non-GAAP adjustments, we take into account certain non-cash expenses and benefits, including tax effects as applicable, and the impact of certain items that are generally not expected to be on-going in nature or that are unrelated to our core operations. Management believes the exclusion of these items provides a useful basis for evaluating underlying business performance, but should not be considered in isolation and is not in accordance with, or a substitute for, evaluating our performance utilizing GAAP financial information. We believe that providing such adjusted results allows investors and other users of our financial statements to better understand TMNG Global’s comparative operating performance for the periods presented. TMNG Global’s non-GAAP measure may differ from similar measures by other companies, even if similar terms are used to identify such measures. Although TMNG Global’s management believes the non-GAAP financial measure is useful in evaluating the performance of its business, TMNG Global acknowledges that items excluded from such measure have a material impact on our net loss and net loss per share calculated in accordance with GAAP. Therefore, management uses non-GAAP measures in conjunction with GAAP results. Investors and other users of our financial information should also consider the above factors when evaluating TMNG Global’s results. All per share amounts have been adjusted to reflect the 1-for-5 reverse stock split of the Company’s common stock effective February 7, 2010.
RECONCILIATION OF GAAP NET LOSS TO NON-GAAP ADJUSTED NET INCOME (LOSS)
(unaudited)
(in thousands, except per share data)

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	April 3,	April 4,
	2010	2009
Reconciliation of GAAP net loss to non-GAAP adjusted net income (loss):
GAAP net loss	$(753)	$(2,184)

Realized gain on auction rate securities	(26)	(23)
Depreciation and amortization	705	796
Non-cash share based compensation expense	113	308
Tax effect of applicable non-GAAP adjustments	34	(158)

Adjustments to GAAP net loss	826	923

Non-GAAP adjusted net income (loss)	$73	$(1,261)

Reconciliation of GAAP net loss per diluted common share to non-GAAP adjusted net income (loss) per diluted common share:
GAAP net loss per diluted common share	$(0.11)	$(0.31)

Realized gain on auction rate securities	0.00	0.00
Depreciation and amortization	0.10	0.11
Non-cash share based compensation expense	0.02	0.04
Tax effect of applicable non-GAAP adjustments	0.00	(0.02)

Adjustments to GAAP net loss per diluted common share	0.12	0.13

Non-GAAP adjusted net income (loss) per diluted common share	$0.01	$(0.18)

Weighted average shares used in calculation of diluted net loss per common share	7,027	6,950

LIQUIDITY AND CAPITAL RESOURCES
Net cash flows used in operating activities were $2.7 million during the thirteen weeks ended April 3, 2010 and April 4, 2009. During the thirteen weeks ended April 3, 2010 the use of cash was primarily due to changes in net working capital. During the thirteen weeks ended April 4, 2009, $1.4 million of the use in cash was due to changes in net working capital with the remainder due to operating losses.
Net cash used in investing activities was $0.1 million and $0.7 million for the thirteen weeks ended April 3, 2010 and April 4, 2009, respectively. Investing activities for the thirteen weeks ended April 4, 2009 included $0.7 million in earn-out payments related to the acquisition of Cartesian Ltd. Net cash used in investing activities also included $0.1 million for the thirteen weeks ended April 3, 2010 and April 4, 2009 related to the purchase of office equipment, software and computer equipment.
Net cash provided by financing activities was $0.7 million and $3.2 million for the thirteen weeks ended April 3, 2010 and April 4, 2009, respectively. Financing activities included $0.9 million and $3.4 million, respectively, in proceeds from line of credit borrowings during the thirteen weeks ended April 3, 2010 and April 4, 2009. In addition, in both periods cash was used to make payments on unfavorable contract obligations.
At April 3, 2010, we had approximately $3.9 million in cash and cash equivalents ($2.1 million of which was denominated in pounds sterling) and $15.8 million in net working capital. In addition, as discussed below, we have established lines of credit totaling $7.3 million as of April 3, 2010 against our auction rate securities portfolio, of which we had borrowed $3.7 million at April 3, 2010. We believe we have sufficient cash and short-term investments and access to lines of credit to meet anticipated cash requirements, including anticipated capital expenditures and earn-out payments for at least the next 12 months. Furthermore, based on an analysis of our investments classified as cash equivalents, we do not believe that we have any material risk related to the liquidity or valuation of these investments, nor do we believe that we have any counterparty credit risk related to these investments. Should our cash and short-term investments prove insufficient we may need to obtain new debt or equity financing to support our operations or complete acquisitions. Recently, credit and capital markets have experienced unusual volatility and disruption, and equity and debt financing have become more expensive and difficult to obtain. If we need to obtain new debt or equity financing to support our operations or complete acquisitions in the future, we may be unable to obtain debt or equity financing on reasonable terms. We have established a flexible model that provides a lower fixed cost structure than most consulting firms, enabling us to scale operating cost structures more quickly based on market conditions, although there is a lag in time required to scale the business appropriately if revenues are reduced. Our strong balance sheet has enabled us to make acquisitions and related investments in intellectual property and businesses we believe are enabling us to capitalize on the current transformation of the industry; however, if demand for our consulting services is reduced and we experience negative cash flow, we could experience liquidity challenges at some point in the future.
As previously discussed, the liquidity of auction rate securities has been negatively impacted by events in the credit markets since 2008. As of April 3, 2010, we held auction rate securities in the face amount of $12.8 million collateralized by government guaranteed student loans. The estimated fair value of the auction rate securities and related ARS Rights was $12.4 million as of April 3, 2010. Beginning in February 2008, auctions of our auction rate securities portfolio failed to receive sufficient order interest from potential investors to clear successfully, resulting in failed auction status. The principal associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers establish a different form of financing to replace these securities or final payments come due according to contractual maturities ranging from approximately 21 to 35 years.
During the third quarter of 2008, state and federal regulators reached settlement agreements with both of the brokers who advised us to purchase the auction rate securities we currently hold. The settlement agreements with the regulators were intended to eventually provide liquidity for holders of auction rate securities. On November 13, 2008, we entered into a settlement with UBS to provide liquidity for our $7.6 million auction rate securities portfolio held with a UBS affiliate. Pursuant to the terms of the settlement, UBS issued ARS Rights to us, allowing us to sell to UBS our auction rate securities held in accounts with UBS and UBS affiliates at par value at any time during the period beginning June 30, 2010 and ending July 2, 2012. As consideration for the issuance of the ARS Rights, we (1) released UBS from all claims for damages (other than consequential damages) directly or indirectly relating to UBS’s marketing and sale of auction rate securities, and (2) granted UBS the discretionary right to sell or otherwise dispose of our auction rate securities, provided that we are paid the par value of the auction rate securities upon any disposition. At April 3, 2010 the ARS Rights had an estimated fair value of $0.2 million.
Pursuant to the settlement, we entered into a line of credit with UBS and its affiliates for up to 75% of the market value of our auction rate securities. The line of credit provides us with an uncommitted, demand revolving line of credit of up to 75% of the market value, as determined by UBS in its sole discretion, of our auction rate securities that are pledged as collateral. The interest that we pay on the line of credit will not exceed the interest that we receive on the auction rate securities pledged to UBS as security for the line of credit. UBS may demand full or partial payment of amounts borrowed on the line of credit, at its sole option and without cause, at any time. UBS may, at any time, in its discretion, terminate and cancel the line of credit. If at any time UBS exercises its right of demand, then a UBS affiliate shall provide, as soon as reasonably possible, alternative financing on substantially the same terms and conditions as those under the line of credit and UBS agrees that the line of credit shall remain in full force and effect until such time as such alternative financing has been established. If alternative financing cannot be established, then a UBS-related entity will purchase the pledged auction rate securities at par value. If we elect to sell any auction rate securities that are pledged as collateral under the line of credit to a purchaser other than UBS, UBS intends to exercise its right to demand repayment of the line of credit relating to the auction rate securities sold by us. As of April 3, 2010, we had outstanding borrowings of $3.7 million under the line of credit and there was no material balance available to be borrowed. These borrowings were used to fund short-term liquidity needs.
On March 19, 2009, we entered into a loan agreement with Citigroup Global Markets, Inc. (“Citigroup”) to provide liquidity for our $7.3 million auction rate securities portfolio held with Citigroup. Under the loan agreement, we have access to a revolving line of credit of up to 50% of the par value of the auction rate securities that we have pledged as collateral, or $3.625 million. The interest rate as of April 3, 2010 that we would pay on amounts borrowed is the federal funds rate plus 3.08%. The interest rate may change in future periods based on the change in the spread over the federal funds rate. The line of credit is not for any specific term or duration and Citigroup may demand full or partial payment of amounts borrowed on the line of credit, at its sole option and without cause, at any time. Citigroup may, at any time, in its discretion, terminate the line of credit with proper notice. No amounts have been borrowed against this line of credit.
Given our intent and expected ability to exercise our right under the ARS Rights to sell to UBS our auction rate securities held in accounts with UBS and UBS affiliates at par value on June 30, 2010, we have classified the entire amount of auction rate securities portfolio held with UBS and UBS affiliates, including the fair value of the ARS Rights, as short-term investments in the Condensed Consolidated Balance Sheet (unaudited) as of April 3, 2010. The remaining auction rate securities held in accounts with Citigroup are classified as noncurrent investments in the Condensed Consolidated Balance Sheet (unaudited) as of April 3, 2010. We have classified the borrowings from UBS as a current liability in the Condensed Consolidated Balance Sheet (unaudited) as of April 3, 2010.
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
FINANCIAL COMMITMENTS
During fiscal year 2007, we acquired all of the outstanding membership interests of RVA. In addition to consideration paid at closing for this acquisition, we have potential contingent purchase price obligations of approximately $0.4 million at April 3, 2010 related to future earn-out consideration based upon the performance of RVA after the closing date.
During fiscal year 2009, we entered into an agreement under which we have a commitment to purchase a minimum of $401,000 in computer software over a three year period. As of April 3, 2010, we have an obligation of $256,000 remaining under this commitment.
On March 31, 2010, the independent members of our Board of Directors approved an executive incentive compensation plan for fiscal year 2010 (the “Plan”). The Plan establishes a cash bonus pool (the “Pool”) for our principal executive officer, president and chief operating officer, and principal financial officer if we meet or exceed a non-GAAP EBITDA target (as defined) of $2,750,000 for fiscal year 2010. The calculation of the Non-GAAP EBITDA target excludes non-cash charges (e.g., share-based compensation expense, etc.) and may exclude extraordinary one-time items to the extent determined to be appropriate by the Compensation Committee. The amount available for payment from the Pool (“Payout Amount”) shall be a specified lump sum amount at certain thresholds of 2010 Non-GAAP EBITDA (as reduced by the Payout Amount) per the following schedule:

Non-GAAP EBITDA
(Post Bonus) Exceeds	Payout Amount
$2,750,000	$450,000
$3,025,000	$575,000
$3,300,000	$700,000
$3,630,000	$770,000
$3,970,000	$830,000
$4,310,000	$890,000
In no event will the Payout Amount exceed $890,000. The distribution of the Payout Amount, if any, among the Company’s eligible executive management will be determined by the Company’s Compensation Committee and/or independent directors at a later date.
TRANSACTIONS WITH RELATED PARTIES
During the thirteen weeks ended April 3, 2010 and April 4, 2009, we incurred legal fees of $4,000 and $6,000, respectively for services provided by Bingham McCutchen, LLP, a law firm in which a member of our Board of Directors, Andrew Lipman, owns an equity interest. Fees incurred in the thirteen weeks ended April 3, 2010 were in connection with income tax and other legal matters. Fees incurred in the thirteen weeks ended April 4, 2009 were in connection with earn-out payments related to our acquisition of Cartesian. Our Board of Directors has affirmatively determined that such payments do not constitute a material relationship between the director and the Company and concluded the director is independent as defined by the NASDAQ corporate governance rules. All payments were made within the limitations set forth by NASDAQ Rules as to the qualifications of an independent director.
As of April 3, 2010, there is one outstanding line of credit between the Company and its Chief Executive Officer, Richard P. Nespola, which originated in fiscal year 2001. Aggregate borrowings outstanding against the line of credit at April 3, 2010 totaled $300,000 and are due in September 2011. These amounts are included in other assets in the non-current assets section of the Condensed Consolidated Balance Sheet (unaudited). In accordance with the loan provisions, the interest rate charged on the loans is equal to the Applicable Federal Rate (AFR), as announced by the Internal Revenue Service, for short-term obligations (with annual compounding) in effect for the month in which the advance is made, until fully paid. Pursuant to the Sarbanes-Oxley Act, no further loan agreements or draws against the line may be made by the Company to, or arranged by the Company for its executive officers. Interest payments on this loan are current as of April 3, 2010.

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
A review and evaluation was performed by our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of April 3, 2010.
There was no change in internal control over financial reporting during the fiscal quarter ended April 3, 2010, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 4T.	CONTROLS AND PROCEDURES
Not applicable.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We have not been subject to any material new litigation since the filing on April 1, 2010 of our Annual Report on Form 10-K for the year ended January 2, 2010.
ITEM 1A. RISK FACTORS
Not applicable
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. REMOVED AND RESERVED
None
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS
(a) Exhibits

Exhibit 3.1	Amended and Restated Certificate of Incorporation, as amended, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2010, is incorporated herein by reference as Exhibit 3.1.

Exhibit 10.1	The Management Network Group, Inc. 2010 Executive Incentive Compensation Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2010, is incorporated herein by reference as Exhibit 10.1.

Exhibit 31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.	Certifications furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Management Network Group, Inc. (Registrant)
Date: May 18, 2010	By	/s/ Richard P. Nespola
(Signature)
Richard P. Nespola Chairman and Chief Executive Officer (Principal executive officer)

Date: May 18, 2010	By	/s/ Donald E. Klumb
(Signature)
Donald E. Klumb Chief Financial Officer and Treasurer (Principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
Exhibit 3.1	Amended and Restated Certificate of Incorporation, as amended, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2010, is incorporated herein by reference as Exhibit 3.1.

Exhibit 10.1	The Management Network Group, Inc. 2010 Executive Incentive Compensation Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2010, is incorporated herein by reference as Exhibit 10.1.

Exhibit 31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.	Certifications furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.