Form 10-Q
period 2010-07-03
MANAGEMENT NETWORK GROUP INC
filed 2010-08-17
CIK 1094814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 3, 2010
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
As of August 13, 2010, TMNG had outstanding 7,043,303 shares of common stock.

THE MANAGEMENT NETWORK GROUP, INC. INDEX

PAGE
PART I. FINANCIAL INFORMATION:

ITEM 1. Condensed Consolidated Financial Statements (unaudited):

Condensed Consolidated Balance Sheets (unaudited) — July 3, 2010 and January 2, 2010	3

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited) — Thirteen and Twenty-six weeks ended July 3, 2010 and July 4, 2009	4

Condensed Consolidated Statements of Cash Flows (unaudited) — Twenty-six weeks ended July 3, 2010 and July 4, 2009	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	25

ITEM 4. Controls and Procedures	25

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	26

ITEM 1A. Risk Factors	26

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

ITEM 3. Defaults Upon Senior Securities	26

ITEM 4. Removed and Reserved	26

ITEM 5. Other Information	26

ITEM 6. Exhibits	26

Signatures	27

Exhibits	28
EX-31
EX-32

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THE MANAGEMENT NETWORK GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

	July 3,	January 2,
	2010	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,432	$6,301
Short-term investments		5,444
Receivables:
Accounts receivable	10,027	11,991
Accounts receivable — unbilled	4,967	4,174

	14,994	16,165
Less: Allowance for doubtful accounts	(258)	(357)

Net receivables	14,736	15,808
Prepaid and other current assets	1,107	1,206

Total current assets	24,275	28,759

NONCURRENT ASSETS:
Property and equipment, net	1,808	1,955
Goodwill	7,911	7,772
Identifiable intangible assets, net	1,445	2,516
Noncurrent investments	6,853	6,852
Other noncurrent assets	348	397

Total Assets	$42,640	$48,251

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$1,008	$1,118
Current borrowings		2,800
Accrued payroll, bonuses and related expenses	4,674	5,354
Other accrued liabilities	1,880	1,433
Deferred revenue	659	1,023
Unfavorable and other contractual obligations	417	706

Total current liabilities	8,638	12,434

NONCURRENT LIABILITIES:
Unfavorable and other contractual obligations	528	546
Other noncurrent liabilities	1,231	1,237

Total noncurrent liabilities	1,759	1,783

Commitments and contingencies (Note 10)

Total stockholders’ equity	32,243	34,034

Total Liabilities and Stockholders’ Equity	$42,640	$48,251

See notes to unaudited condensed consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
Revenues	$16,971	$16,825	$34,430	$31,022
Cost of services (includes non-cash share-based compensation expense of $27 and $80 for the thirteen weeks ended July 3, 2010 and July 4, 2009, respectively, and $61 and $168 for the twenty-six weeks ended July 3, 2010 and July 4, 2009, respectively)	10,328	9,490	21,185	18,208

Gross Profit	6,643	7,335	13,245	12,814
Operating Expenses:
Selling, general and administrative (includes non-cash share-based compensation expense of $57 and $163 for the thirteen weeks ended July 3, 2010 and July 4, 2009, respectively, and $136 and $383 for the twenty-six weeks ended July 3, 2010 and July 4, 2009, respectively)	6,807	7,354	13,875	14,762
Intangible asset amortization	358	491	721	965

Total operating expenses	7,165	7,845	14,596	15,727

Loss from operations	(522)	(510)	(1,351)	(2,913)
Other income (expense)
Interest income	44	56	108	138
Interest expense	(7)	(17)	(16)	(25)
Other income	30	83	58	106

Total other income	67	122	150	219

Loss before income tax provision	(455)	(388)	(1,201)	(2,694)
Income tax (provision) benefit	(42)	38	(49)	160

Net loss	(497)	(350)	(1,250)	(2,534)

Other comprehensive income (loss):
Foreign currency translation adjustment	(22)	1,725	(817)	2,107
Unrealized gain (loss) on marketable securities	(62)	291	1	688

Comprehensive income (loss)	$(581)	$1,666	$(2,066)	$261

Loss per common share
Basic and diluted	$(0.07)	$(0.05)	$(0.18)	$(0.36)

Weighted average shares used in calculation of net loss per basic and diluted common share	7,038	6,958	7,033	6,954

See notes to unaudited condensed consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	For the Twenty-six Weeks Ended
	July 3,	July 4,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,250)	$(2,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,393	1,656
Share-based compensation	197	551
Deferred income taxes	68	(168)
Realized gains on investments	(56)	(105)
Other	(22)
Other changes in operating assets and liabilities:
Accounts receivable	1,608	(734)
Accounts receivable — unbilled	(939)	(440)
Prepaid and other assets	122	158
Trade accounts payable	(98)	8
Deferred revenue	(316)	1,046
Accrued liabilities	(365)	1,057

Net cash provided by operating activities	342	495

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities/sales of short-term investments	5,500
Acquisition of businesses		(703)
Acquisition of property and equipment, net	(314)	(255)

Net cash provided by (used in) investing activities	5,186	(958)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	880	3,400
Payments on line of credit	(3,680)	(41)
Payments made on long-term obligations	(352)	(336)
Issuance of common stock through employee stock purchase plan	23	10

Net cash (used in) provided by financing activities	(3,129)	3,033

Effect of exchange rate on cash and cash equivalents	(268)	1,011

Net increase in cash and cash equivalents	2,131	3,581
Cash and cash equivalents, beginning of period	6,301	5,956

Cash and cash equivalents, end of period	$8,432	$9,537

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$16	$25

Cash paid during period for taxes, net of refunds	$(105)	$135

Accrued property and equipment additions	$276	$470

Supplemental disclosure of non-cash investing and and financing transactions
Acquisition of business: Common Stock	$53	$104

Acquisition of business: Consideration Payable	$344	$981

See notes to unaudited condensed consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Reporting
The condensed consolidated financial statements and accompanying notes of The Management Network Group, Inc. and its subsidiaries (“TMNG,” “TMNG Global,” “we,” “us,” “our,” or the “Company”) as of July 3, 2010, and for the thirteen and twenty-six weeks ended July 3, 2010 and July 4, 2009 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the Company’s condensed consolidated financial position, results of operations, and cash flows as of these dates and for the periods presented. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Consequently, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements nor those normally made in the Company’s annual report on Form 10-K. Accordingly, reference should be made to the Company’s annual consolidated financial statements and notes thereto for the fiscal year ended January 2, 2010, included in the 2009 Annual Report on Form 10-K (“2009 Form 10-K”) for additional disclosures, including a summary of the Company’s accounting policies. The Condensed Consolidated Balance Sheet as of January 2, 2010 has been derived from the audited Consolidated Balance Sheet at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Company has evaluated subsequent events for recognition or disclosure through the date these unaudited consolidated financial statements were issued.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the thirteen and twenty-six weeks ended July 3, 2010 are not necessarily indicative of the results to be expected for the full year ending January 1, 2011.
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
Research and Development and Capitalized Software Costs — During the thirteen and twenty-six weeks ended July 3, 2010, software development costs of $184,000 and $323,000, respectively, were expensed as incurred. During the thirteen and twenty-six weeks ended July 4, 2009, software development costs of $101,000 and $246,000, respectively, were expensed as incurred. No software development costs were capitalized during the thirteen and twenty-six weeks ended July 3, 2010 and July 4, 2009.
Foreign Currency Transactions and Translation — TMNG Europe Ltd., Cartesian Ltd. (“Cartesian”) and the international operations of Cambridge Strategic Management Group, Inc. conduct business primarily denominated in their respective local currency. Assets and liabilities have been translated to U.S. dollars at the period-end exchange rate. Revenues and expenses have been translated at exchange rates which approximate the average of the rates prevailing during each period. Translation adjustments are reported as a separate component of accumulated other comprehensive income in the consolidated statements of stockholders’ equity. Assets and liabilities denominated in other than the functional currency of a subsidiary are remeasured at rates of exchange on the balance sheet date. Resulting gains and losses on foreign currency transactions are included in the Company’s results of operations. Realized and unrealized exchange losses included in results of operations were $41,000 and $36,000, respectively, during the thirteen and twenty-six weeks ended July 3, 2010. Realized and unrealized exchange losses included in results of operations were $417,000 and $551,000, respectively, during the thirteen and twenty-six weeks ended July 4, 2009.
Derivative Financial Instruments — As of July 3, 2010, the Company had open foreign currency forward contracts with a combined notional amount of $0.5 million. These forward contracts provide an economic hedge of fluctuations in euro denominated accounts receivable against the British pound, but have not been designated as hedges for accounting purposes. The Company utilizes valuation models for these forward contracts that rely exclusively on Level 2 inputs, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurement and Disclosures. These contracts expire on August 31, 2010 and February 22, 2011. During the thirteen and twenty-six weeks ended July 3, 2010, the Company recognized gains on these forward contracts of $11,000. During the thirteen and twenty-six weeks ended July 4, 2009, the Company recognized losses on these forward contracts of $14,000 and $39,000, respectively. Recognized gains and losses on forward contracts are included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) (unaudited).

Net Loss Per Share — The Company has not included the effect of stock options and nonvested shares in the calculation of diluted loss per share for the thirteen and twenty-six weeks ended July 3, 2010 and July 4, 2009 as the Company reported a net loss for these periods and the effect would have been anti-dilutive.
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
In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The guidance will significantly expand the disclosures that companies must make about the credit quality of financing receivables and the allowance for credit losses. The disclosures as of the end of the reporting period are effective for the Company’s interim and annual periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for the Company’s interim and annual periods beginning on or after December 15, 2010. The objectives of the enhanced disclosures are to provide financial statement users with additional information about the nature of credit risks inherent in the Company’s financing receivables, how credit risk is analyzed and assessed when determining the allowance for credit losses, and the reasons for the change in the allowance for credit losses. The adoption of this Update requires enhanced disclosures and is not expected to have a significant effect on the Company’s financial statements.
2. Auction Rate Securities
As of July 3, 2010 and January 2, 2010, TMNG held $6.9 million and $12.3 million, respectively, in fair value of auction rate securities for which the underlying collateral is guaranteed through the Federal Family Education Loan Program of the U.S. Department of Education. The Company’s auction rate securities portfolio as of July 3, 2010, which is included in Noncurrent investments on the Condensed Consolidated Balance Sheet (unaudited), consisted of the following:

			Fair Value at
		Unrealized	July 3, 2010
Issuer	Cost Basis	Losses	(Noncurrent)
		(In thousands)
Available-for-Sale Securities
Education Funding Capital Education Loan Backed Notes	$6,250	$(347)	$5,903
Brazos Student Finance Corporation Student Loan Asset Backed Notes	1,000	(50)	950

	$7,250	$(397)	$6,853

The Company’s auction rate securities portfolio as of January 2, 2010 consisted of the following:

		Realized
		Gains	Unrealized	Fair Value at January 2, 2010
Issuer	Cost Basis	(Losses)	Losses	Current	Noncurrent
			(In thousands)

Trading Securities
Kentucky Higher Education Loan Revenue Bonds	$1,900	$(118)		$1,782
Missouri Higher Education Loan Revenue Bonds	1,800	(112)		1,688
Utah State Board of Regents Revenue Bonds	1,400	(87)		1,313
Kentucky Higher Education Loan Revenue Bonds	400	(25)		375

	5,500	(342)		5,158

Available-for-Sale Securities
Education Funding Capital Education Loan Backed Notes	6,250		$(389)		$5,861
Brazos Student Finance Corporation Student Loan Asset Backed Notes	1,000		(9)		991

	7,250		(398)		6,852

ARS Rights		286		286

	$12,750	$(56)	$(398)	$5,444	$6,852

During the thirteen and twenty-six weeks ended July 3, 2010, the Company recognized gains of $30,000 and $56,000, respectively, on auction rate securities classified as trading securities. During the thirteen and twenty-six weeks ended July 4, 2009, the Company recognized gains of $82,000 and $105,000, respectively, on auction rate securities classified as trading securities. These gains and losses on trading securities have been recognized in Other income in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited).
The auction rate securities the Company holds are long-term debt instruments that historically provided liquidity through a Dutch auction process through which interest rates reset every 28 to 35 days. Beginning in February 2008, auctions of the Company’s auction rate securities portfolio failed to receive sufficient order interest from potential investors to clear successfully, resulting in failed auctions. The principal associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers establish a different form of financing to replace these securities or final payments come due according to contractual maturities ranging from approximately 28 to 32 years.
During the third quarter of 2008, state and federal regulators reached settlement agreements with both of the brokers who advised the Company to purchase the auction rate securities currently held by the Company. The settlement agreements with the regulators were intended to eventually provide liquidity for holders of auction rate securities. On November 13, 2008, the Company entered into a settlement with UBS AG (“UBS”) to provide liquidity for the Company’s $7.6 million auction rate securities portfolio held with a UBS affiliate. Pursuant to the terms of the settlement, UBS issued to the Company Auction Rate Securities Rights (“ARS Rights”), allowing the Company to sell to UBS its auction rate securities held in accounts with UBS and UBS affiliates at par value at any time during the period beginning June 30, 2010 and ending July 2, 2012. As consideration for the issuance of the ARS Rights, the Company (1) released UBS from all claims for damages (other than consequential damages) directly or indirectly relating to UBS’s marketing and sale of auction rate securities, and (2) granted UBS the discretionary right to sell or otherwise dispose of the Company’s auction rate securities, provided that the Company is paid the par value of the auction rate securities upon any disposition. As provided for in the settlement, the Company entered into a line of credit from UBS and its affiliates for up to 75% of the fair value of its auction rate securities. The line of credit provided the Company with an uncommitted, demand revolving line of credit of up to 75% of the fair value, as determined by UBS in its sole discretion, of the Company’s auction rate securities that the Company has pledged as collateral.
While the ARS Rights resulted in a put option which represents a separate freestanding instrument, the put option did not meet the definition of a derivative instrument under FASB ASC 815, “Derivatives and Hedging.” The Company elected to measure the ARS Rights at fair value under FASB ASC 825 to better align changes in fair value of the ARS Rights with those of the underlying auction rate securities investments.
Prior to accepting the UBS settlement offer, the Company recorded all of its auction rate securities as available-for-sale investments. Upon accepting the UBS settlement, the Company made a one-time election to transfer its UBS auction rate securities holdings from available-for-sale securities to trading securities under FASB ASC 320, “Investments-Debt and Equity Securities.”

During the thirteen weeks ended July 3, 2010, all of the remaining auction rate securities held with a UBS affiliate were sold by the Company at par value of $5.5 million. Proceeds from the liquidation were applied first to the $3.7 million outstanding balance of the line of credit from UBS. The Company received the remaining $1.8 million in proceeds. Upon the liquidation of the Company’s auction rate securities portfolio held with the UBS affiliate, the ARS Rights terminated unexercised. The ARS Rights were measured at fair value under FASB ASC 825 until UBS’s purchase of the auction rate securities in connection with the ARS Rights.
For auction rate securities classified as available-for-sale, the Company recognized unrealized holding (losses) gains of ($62,000) and $1,000, respectively during the thirteen and twenty-six weeks ended July 3, 2010 and recognized unrealized holding gains of $292,000 and $689,000 during the thirteen and twenty-six weeks ended July 4, 2009. Unrealized holding gains and losses on securities classified as available-for-sale are included as a separate component of stockholders’ equity, net of applicable taxes, and have been recognized in Other comprehensive income (loss) in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited).
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
The following is a reconciliation of the beginning and ending balances of the Company’s auction rate securities portfolio and ARS Rights for the twenty-six weeks ended July 3, 2010 and July 4, 2009 (in thousands):

	For the	For the
	twenty-six weeks	twenty-six weeks
	ended July 3, 2010	ended July 4, 2009
Fair value at beginning of period	$12,296	$13,404
Total unrealized and realized gains (losses) included in Other income in the Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)	56	105
Total unrealized gains (losses) included in Other comprehensive income (loss) in the Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)	1	689
Sales	(5,500)

Fair value at end of period	$6,853	$14,198

The following is a reconciliation of the beginning and ending balances of the Company’s auction rate securities portfolio and ARS Rights for the thirteen weeks ended July 3, 2010 and July 4, 2009 (in thousands):

	For the	For the
	thirteen	thirteen
	weeks	weeks
	ended	ended
	July 3,	July 4,
	2010	2009
Fair value at beginning of period	$12,385	$13,824
Total unrealized and realized gains (losses) included in Other income in the Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)	30	82
Total unrealized gains (losses) included in Other comprehensive income (loss) in the Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)	(62)	292
Sales	(5,500)

Fair value at end of period	$6,853	$14,198

Given the Company’s intent to exercise its right under the ARS Rights to sell to UBS its auction rate securities held in accounts with UBS and UBS affiliates at par value on June 30, 2010, the Company classified the entire amount of auction rate securities portfolio held with UBS affiliates, including the fair value of the ARS Rights, as short-term investments in the Condensed Consolidated Balance Sheet as of January 2, 2010. The remaining auction rate securities are classified as noncurrent investments in the Condensed Consolidated Balance Sheet (unaudited) as of July 3, 2010 and the Condensed Consolidated Balance Sheet as of January 2, 2010.

3. Line of Credit Agreements
As discussed above in Note 2, “Auction Rate Securities,” in November of 2008, the Company entered into a settlement with UBS to provide liquidity for the Company’s $7.6 million auction rate securities portfolio held with a UBS affiliate. As provided for in the settlement, the Company entered into a line of credit from UBS and its affiliates for up to 75% of the fair value of its auction rate securities. The line of credit provided the Company with an uncommitted, demand revolving line of credit of up to 75% of the fair value, as determined by UBS in its sole discretion, of the Company’s auction rate securities that the Company pledged as collateral. The interest that the Company paid on the line of credit did not exceed the interest that the Company received on the auction rate securities pledged to UBS as security for the line of credit.
During the thirteen weeks ended July 3, 2010, the Company liquidated the auction rate securities with a par value of $5.5 million pledged as collateral for the line of credit with UBS. Proceeds from the liquidation were applied first to the $3.7 million outstanding balance of the line of credit. The Company received the remaining $1.8 million in proceeds. Upon liquidation of the relevant auction rate securities, the line of credit with UBS was terminated. The Company classified the outstanding balance of $2.8 million as a current liability in the Condensed Consolidated Balance Sheet as of January 2, 2010. An additional $880,000 was borrowed during the twenty-six weeks ended July 3, 2010. These borrowings were used to fund short-term liquidity needs. Because amounts borrowed under the line of credit accrued interest at a floating rate and had a remaining maturity of less than one year, the fair value of this financial instrument approximated its carrying value.
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
4. Business Combinations
RVA Consulting, LLC
On August 3, 2007, the Company acquired all of the outstanding membership interests of RVA Consulting, LLC (“RVA”) pursuant to a Membership Interest Purchase Agreement with the members of RVA. TMNG assumed all liabilities of RVA, subject to certain indemnities on the part of the selling members. Certain of the selling members continue to be employed by and participate in the management of RVA after the closing date pursuant to written employment agreements. RVA is presented as a component of the North America segment. In addition to cash consideration paid at closing, the transaction included additional consideration for working capital true-ups and potential earn-out consideration based upon performance of RVA through June 30, 2010. The aggregate purchase price of $11.6 million consists of the following (in thousands):

Cash paid at closing	$6,625
Transaction costs	247
Contingent cash consideration earned	3,273
Contingent cash consideration earned but not yet paid	344
Contingent stock consideration earned (based on June 30, 2008 measurement date)	921
Contingent stock consideration earned (based on June 30, 2009 measurement date)	104
Contingent stock consideration earned but not yet paid (based on June 30, 2010 measurement date)	53

Total purchase price recognized at July 3, 2010	$11,567

The measurement date for contingent cash and stock consideration was June 30 of each of the three years subsequent to the transaction. During the thirteen weeks ended July 3, 2010, we accrued $344,000 in contingent cash consideration earned but not yet paid for the measurement period ended June 30, 2010. As of July 3, 2010, $344,000 is included in “Other accrued liabilities” on the Condensed Consolidated Balance Sheet (unaudited). This liability is expected to be paid during the thirteen weeks ending January 1, 2011. The final measurement date was June 30, 2010. As a result, there is no remaining contingent consideration to be earned related to this acquisition as of July 3, 2010.

5. Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill for the thirteen weeks ended July 3, 2010 are as follows (in thousands):

	North
	America	EMEA	Total
Balance as of January 2, 2010	$3,550	$4,222	$7,772
2010 RVA goodwill from contingent consideration earned	397		397
Changes in foreign currency exchange rates		(258)	(258)

Balance as of July 3, 2010	$3,947	$3,964	$7,911

Included in intangible assets, net are the following (in thousands):

	July 3, 2010		January 2, 2010
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Customer relationships	$5,223	$(4,074)	$5,342	$(3,511)
Acquired software	2,278	(1,994)	2,427	(1,820)
Employment agreements	1,919	(1,907)	2,018	(1,940)

	$9,420	$(7,975)	$9,787	$(7,271)

Intangible amortization expense for the thirteen weeks ended July 3, 2010 and July 4, 2009 was $498,000 and $637,000, respectively, including $140,000 and $146,000 reported in cost of services for the thirteen weeks ended July 3, 2010 and July 4, 2009, respectively. Intangible amortization expense for the twenty-six weeks ended July 3, 2010 and July 4, 2009 was $1,007,000 and $1,246,000, respectively, including $286,000 and $281,000 reported in cost of services for the twenty-six weeks ended July 3, 2010 and July 4, 2009, respectively. Future intangible amortization expense is estimated to be as follows (in thousands):

		Estimated
		intangible
	Total estimated	amortization to
	intangible	be included in
Future Period	amortization	cost of services
Remainder of fiscal year 2010	$949	$284
Fiscal year 2011	496
The Company evaluates goodwill for impairment on an annual basis on the last day of the first fiscal month of the fourth quarter and whenever events or circumstances indicate that these assets may be impaired. The Company performs its impairment testing for goodwill in accordance with FASB ASC 350, “Intangibles-Goodwill and Other.” Management determined that there were no events or changes in circumstances during the thirteen or twenty-six weeks ended July 3, 2010 which indicated that goodwill needed to be tested for impairment during the period.
The Company reviews long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets might not be recoverable in accordance with the provisions of FASB ASC 360, “ Property, Plant and Equipment ” and FASB ASC 350, “ Intangibles-Goodwill and Other .” Management determined that there were no events or changes in circumstances during the thirteen or twenty-six weeks ended July 3, 2010 which indicated that long-lived assets and intangible assets needed to be reviewed for impairment during the period.
6. Share-Based Compensation
The Company issues stock option awards and nonvested share awards under its share-based compensation plans. The key provisions of the Company’s share-based compensation plans are described in Note 6 to the Company’s consolidated financial statements included in the 2009 Form 10-K.
During the thirteen and twenty-six weeks ended July 3, 2010, the Company recognized no income tax benefits related to share-based compensation arrangements. The Company recognized income tax benefits of $34,000 and $73,000, respectively, during the thirteen and twenty-six weeks ended July 4, 2009 related to share-based compensation arrangements.

1998 Equity Incentive Plan
Stock Options
A summary of the option activity under the Company’s Amended and Restated 1998 Equity Incentive Plan (the “1998 Plan”), as of July 3, 2010 and changes during the twenty-six weeks then ended is presented below:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at January 2, 2010	763,547	$17.57
Forfeited/cancelled	(103,247)	$51.24

Outstanding at July 3, 2010	660,300	$12.30

Options vested and expected to vest at July 3, 2010	629,438	$12.40

Options exercisable at July 3, 2010	577,177	$12.62

Nonvested Shares
A summary of the status of nonvested stock issued under the 1998 Plan as of July 3, 2010 and changes during the twenty-six weeks then ended is presented below:

		Weighted
		Average Grant
	Shares	Date Fair Value
Outstanding at January 2, 2010	1,250	$10.95
Vested	(500)	$10.50

Outstanding at July 3, 2010	750	$11.25

2000 Supplemental Stock Plan
A summary of the option activity under the Company’s 2000 Supplemental Stock Plan (the “Supplemental Stock Plan”) as of July 3, 2010 and changes during the thirteen weeks then ended is presented below:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at January 2, 2010	274,612	$11.74
Forfeited/cancelled	(18,925)	$10.35

Outstanding at July 3, 2010	255,687	$11.84

Options vested and expected to vest at July 3, 2010	226,895	$12.05

Options exercisable at July 3, 2010	173,462	$12.68

The Supplemental Stock Plan expired May 23, 2010. The outstanding awards issued pursuant to the Supplemental Stock Plan will remain subject to the terms of the Supplemental Stock Plan following expiration of the plan.
7. Business Segments and Major Customers
In the first quarter of fiscal year 2010, the Company was internally reorganized to align geographically with its client base. As a result of this internal realignment, the Company’s reportable segments have changed. Corresponding segment information for prior periods has been restated to conform to the current reportable segment presentation.
The Company identifies its segments based on the way management organizes the Company to assess performance and make operating decisions regarding the allocation of resources. In accordance with the criteria in FASB ASC 280 “Segment Reporting,” the Company has concluded it has two reportable segments: the North America segment and the EMEA segment. The North America segment is comprised of three operating segments (North America Cable and Broadband, North America Telecom and Strategy), which are aggregated into one reportable segment based on the similarity of their economic characteristics. The EMEA segment is a single reportable, operating segment that encompasses our operational, technology and software consulting operations outside of North America. Both reportable segments offer management consulting, custom developed software, and technical services.
Management evaluates segment performance based upon income (loss) from operations, excluding share-based compensation (benefits), depreciation and intangibles amortization. There were no inter-segment sales in either the thirteen or twenty-six weeks ended July 3, 2010 or July 4, 2009. In addition, in its administrative division, entitled “Not Allocated to Segments,” the Company accounts for non-operating activity and the costs of providing corporate and other administrative services to all the segments. Summarized financial information concerning the Company’s reportable segments is shown in the following table (amounts in thousands):

	North America	EMEA	Not Allocated to Segments	Total
As of and for the twenty-six weeks ended July 3, 2010:
Revenues	$26,442	$7,988		$34,430
Income (loss) from operations	7,121	1,466	$(9,938)	(1,351)
Total assets	$9,500	$5,493	$27,647	$42,640

For the thirteen weeks ended July 3, 2010:
Revenues	$13,336	$3,635		$16,971
Income (loss) from operations	3,533	680	$(4,735)	(522)

As of and for the twenty-six weeks ended July 4, 2009:
Revenues	$22,046	$8,976		$31,022
Income (loss) from operations	5,361	2,139	$(10,413)	(2,913)
Total assets	$8,571	$6,182	$39,197	$53,950

For the thirteen weeks ended July 4, 2009:
Revenues	$12,191	$4,634		$16,825
Income (loss) from operations	3,541	1,089	$(5,140)	(510)

As of the fiscal year ended January 2, 2010
Total assets	$9,704	$6,461	$32,086	$48,251
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
In accordance with the provisions of FASB ASC 280-10, revenues earned in the United States and internationally based on the location where the services are performed are shown in the following table (amounts in thousands):

	For the Thirteen Weeks Ended		For the Twenty-six Weeks Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
United States	$12,701	$11,999	$25,714	$21,514

International:
United Kingdom	4,113	4,207	8,169	8,356
Other	157	619	547	1,152

Total	$16,971	$16,825	$34,430	$31,022

Major customers in terms of significance to TMNG’s revenues (i.e. in excess of 10% of revenues) and accounts receivable were as follows (amounts in thousands):

	Revenues
	For the twenty-six weeks		For the twenty-six weeks
	ended July 3, 2010		ended July 4, 2009
	North America	EMEA	North America	EMEA
Customer A		$3,571		$3,479
Customer B	$10,240		$10,268
Customer C	$5,075		$4,184
Customer D	$3,484		$3,164

	Revenues
	For the thirteen weeks		For the thirteen weeks
	ended July 3, 2010		ended July 4, 2009
	North		North
	America	EMEA	America	EMEA
Customer A		$1,589		$1,906
Customer B	$4,760		$5,690
Customer C	$2,596		$2,273
Customer D	$1,683		$1,710

	Accounts Receivable
	As of July 3, 2010	As of July 4, 2009
Customer A	$2,483	$2,174
Customer B	$2,332	$2,339
Customer C	$1,842	$1,578
Customer D	$1,164	$1,262
Revenues from the Company’s ten most significant customers accounted for approximately 84% and 86% of revenues during the thirteen and twenty-six weeks ended July 3, 2010, respectively. Revenues from the Company’s ten most significant customers accounted for approximately 86% of revenues during the thirteen and twenty-six weeks ended July 4, 2009.
8. Income Taxes
In the thirteen and twenty-six weeks ended July 3, 2010, the Company recorded income tax provisions of $42,000 and $49,000, respectively. In the thirteen and twenty-six weeks ended July 4, 2009, the Company recorded income tax benefits of $38,000 and $160,000, respectively. The tax provisions for the thirteen and twenty-six weeks ended July 3, 2010 are primarily due to deferred taxes recognized on intangibles amortized for income tax purposes but not for financial reporting purposes and interest recognized on reserves for uncertain tax positions. The tax benefit for the thirteen and twenty-six weeks ended July 4, 2009 is primarily related to deferred tax benefit recognized for the Company’s United Kingdom operations. During the thirteen and twenty-six weeks ended July 3, 2010, the Company recorded full valuation allowances against income tax benefits related to domestic and international operations in accordance with the provisions of FASB ASC 740 “Income Taxes,” which requires an estimation of the recoverability of the recorded income tax asset balances. As of July 3, 2010, the Company has recorded $33.2 million of valuation allowances attributable to its net deferred tax assets.
The Company analyzes its uncertain tax positions pursuant to the provisions of FASB ASC 740 “Income Taxes.” The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. There was no material activity related to the liability for uncertain tax positions during the thirteen and twenty-six weeks ended July 3, 2010 and July 4, 2009. As of July 3, 2010, the Company has $1.0 million accrued for uncertain income tax positions, including interest and penalties. As of July 3, 2010, the Company believes that it is reasonably possible that the liability for uncertain tax positions will decrease by $0.8 million within the next 12 months due to the expiration of the statute of limitations of tax filings in foreign jurisdictions.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003. As of July 3, 2010, the Company has no income tax examinations in process.
9. Loan to Officer
As of July 3, 2010, there is one outstanding line of credit between the Company and its Chief Executive Officer, Richard P. Nespola, which originated in fiscal year 2001. Aggregate borrowings outstanding against the line of credit at July 3, 2010 and January 2, 2010 totaled $300,000 and are due in September 2011. This amount is included in other assets in the noncurrent assets section of the Condensed Consolidated Balance Sheets. In accordance with the loan provisions, the interest rate charged on the loans is equal to the Applicable Federal Rate (AFR), as announced by the Internal Revenue Service, for short-term obligations (with annual compounding) in effect for the month in which the advance is made, until fully paid. Pursuant to the Sarbanes-Oxley Act, no further loan agreements or draws against the line may be made by the Company to, or arranged by the Company for, its executive officers. Interest payments on this loan are current as of July 3, 2010.
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
11. Subsequent Events
On July 12, 2010, the Company sold its Brazos Student Finance Corporation Student Loan Asset Backed Notes with a par value of $1.0 million held as part of the Company’s auction rate securities portfolio with Citigroup. The Company received $950,000 in proceeds from the transaction.
During August 2010, the Company executed a lease agreement for new office space in Boston, Massachusetts. The lease commences on February 1, 2011 and runs for five years and three months from the commencement date. Future minimum payments over the term of this lease are $2.0 million.

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
OVERVIEW
TMNG is among the leading providers of professional services to the converging communications, technology, media and entertainment industries and the capital formation firms that support them. We offer a fully integrated suite of consulting offerings including strategy, organizational development, knowledge management, marketing, operational, and technology consulting services. We have consulting experience with almost all major aspects of managing a global communications company. Our portfolio of solutions includes proprietary methodologies and toolsets, deep industry experience, and hands-on operational expertise and licensed software. These solutions assist clients in tackling complex business problems.
Our global investments in targeting the cable industry have re-positioned us to better serve consolidating telecommunications carriers and the converging global technology, media and entertainment companies. The convergence of communications with media and entertainment and the consolidation of large telecommunications carriers have required us to focus our strategy on building a global presence, continuing to expand our offerings and strengthening our position within the large carriers, technology, media and entertainment companies. Our efforts are helping us build what we believe is a more sustainable revenue model over the long-term, which will enable us to expand our global presence. We continue to focus our efforts on identifying, adapting to and capitalizing on the changing dynamics prevalent in the converging communications, technology, media and entertainment industries, as well as providing our wireless and IP services within the communications sector.
Our financial results are affected by macroeconomic conditions, credit market conditions, and the overall level of business confidence. Although the first half of 2010 has demonstrated positive economic indications, the global economic downturn of 2008 and 2009 has resulted in continuing unemployment levels and reductions in capital and operating expenditures for some of our significant clients in the communications, technology, media and entertainment sectors. We are also experiencing greater pricing pressure and an increased need for enhanced return on investment for projects or added sharing of risk and reward.

Revenues are driven by the ability of our team to secure new project contracts and deliver those projects in a way that adds value to our client in terms of return on investment or assisting clients to address a need or implement change. For the twenty-six weeks ended July 3, 2010, revenues increased 11.0% to $34.4 million from $31.0 million for the twenty-six weeks ended July 4, 2009 driven primarily by increased project demand supported by a stronger macroeconomic environment relative to fiscal year 2009. Our international revenues were approximately 25% of total revenue during the twenty-six weeks ended July 3, 2010, as compared to 31% for the twenty-six weeks ended July 4, 2009. Our revenues are denominated in multiple currencies and are impacted by currency rate fluctuations.
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
Gross margins were 38.5% in the twenty-six weeks ended July 3, 2010 compared with 41.3% in the twenty-six weeks ended July 4, 2009. Sequentially, gross margins demonstrated improvement during the second quarter of 2010, improving to 39.1% from 37.8% in the first quarter of 2010. The decrease in gross margin in the first half of 2010 as compared to the same period of 2009 is due to a combination of factors. The most significant items that impact our margins include the mix of project types, utilization of personnel and competitive pricing decisions. In addition, given the challenging macroeconomic environment and reduced consulting demand beginning in fiscal year 2008 and carrying into fiscal year 2009, we have provided clients reduced pricing for long term project commitment and volume increases.
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
Management has focused on aligning operating costs with operating segment revenues. Along with an increase in revenues, selling, general and administrative expenses were reduced by $0.9 million to $13.9 million for the twenty-six weeks ended July 3, 2010 from $14.8 million for the twenty-six weeks July 4, 2009. As a result, our selling, general and administrative expenses have decreased as a percentage of revenues to 40.3% in the twenty-six weeks ended July 3, 2010 from 47.6% in the twenty-six weeks ended July 4, 2009. The reduction in selling, general and administrative expenses was driven primarily by reductions in compensation costs and professional fees. During the twenty-six weeks ended July 3, 2010, selling expenses also included $0.6 million in transition and severance for personnel associated with the reorganization undertaken for 2010. In addition, selling, general and administrative expenses during the twenty-six weeks ended July 3, 2010 included a reduction of $0.5 million in foreign currency losses as compared to the 2009 period. We will continue to evaluate selling, general and administrative expenses to maintain an appropriate cost structure relative to revenue levels.
Intangible asset amortization included in operating expenses decreased to $0.7 million in the twenty-six weeks ended July 3, 2010 from $1.0 million in the twenty-six weeks ended July 4, 2009. The decrease in amortization expense was due to the completion of amortization of some intangibles recorded in connection with our acquisitions of Cartesian Ltd, RVA Consulting LLC and TWG Consulting, Inc.
We recorded net losses of $0.5 million and $1.3 million for the thirteen and twenty-six weeks ended July 3, 2010, respectively, compared to net losses of $0.4 million and $2.5 million for the thirteen and twenty-six weeks ended July 4, 2009. The decrease in net loss for the twenty-six weeks ended July 3, 2010 as compared to the twenty-six weeks ended July 4, 2009 is primarily attributable to an increase in revenues and gross profit, effective cost management initiatives and a decrease in intangible amortization, partially offset by an increase in income taxes. We made significant strides in recent years to reduce our total operating cost structure with emphasis on selling, general and administrative expenses.
Despite the increase in revenues for the twenty-six weeks ended July 3, 2010 as compared to the twenty-six weeks ended July 4, 2009, the rate of change in the communications industry, driving convergence of media and telecommunications, consolidation of smaller providers and expanded deployment of wireless capabilities have added both opportunity and uncertainty for our clients. The general result is overall reduced client spending on many capital and operational initiatives. This reduction in spending, coupled with increased competition pursuing fewer opportunities, could result in further price reductions, fewer client projects, under-utilization of consultants, reduced operating margins and loss of market share. Declines in our revenues can have a significant impact on our financial results. Although we have a flexible cost base comprised primarily of employee and related costs, there is a lag in time required to scale the business appropriately if revenues are reduced. In addition, our future revenues and operating results may fluctuate from quarter to quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, consultant utilization rates, general economic conditions and other factors.

From a cash flow perspective, cash flows provided by operating activities were $0.3 million during the twenty-six weeks ended July 3, 2010 and $0.5 million during the twenty-six weeks ended July 4, 2009. During the twenty-six weeks ended July 3, 2010, cash provided by operating activities consisted almost entirely of positive cash flows from the results of operations (after adding back non-cash items to our net loss) as compared to the twenty-six weeks ended July 4, 2009, for which changes in working capital resulted in a $1.1 million addition to cash flows partially offset by $0.6 million in negative cash flows from the results of operations (after adding back non-cash items to our net loss).
At July 3, 2010, we had working capital of approximately $15.6 million. Our noncurrent investments of $6.9 million ($7.3 million par value) consist of auction rate securities held with Citigroup. Returns on our cash and investments have decreased over recent periods as a result of decreasing interest rates and a reduction in invested balances.
Our investments include auction rate securities guaranteed through the Federal Family Education Loan Program of the U.S. Department of Education. As discussed in Note 2, “Auction Rate Securities,” during the thirteen weeks ended July 3, 2010, our entire remaining auction rate securities portfolio held by a UBS affiliate were sold by us at par value of $5.5 million. Upon the sale of the securities, $3.7 million was applied to the line of credit from UBS and its affiliates. The line of credit was terminated, the ARS Rights expired unexercised and we received the remaining sales proceeds of $1.8 million. As a result, working capital as of July 3, 2010 includes no short-term investments or borrowings.
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
Shortly after the end of the second quarter of 2010, we sold our Brazos Student Finance Corporation Student Loan Asset Backed Notes with a par value of $1.0 million held as part of our auction rate securities portfolio with Citigroup. We received $950,000 in proceeds from the transaction.
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
Marketable Securities — Short-term and non-current investments, which consist of auction rate securities, are accounted for under the provisions of FASB ASC 320, “Investments-Debt and Equity Securities. Management evaluates the appropriate classification of marketable securities at each balance sheet date. These investments are reported at fair value, as measured pursuant to FASB ASC 820, “Fair Value Measurements and Disclosures.” For those securities considered to be “available-for-sale,” any temporary unrealized gains and losses are included as a separate component of stockholders’ equity, net of applicable taxes. For those securities considered to be “trading,” any unrealized gains and losses are included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited), net of applicable taxes. Additionally, realized gains and losses, changes in value judged to be other-than-temporary, interest and dividends are also included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited), net of applicable taxes.
As of July 3, 2010 and January 2, 2010, $6.9 million in auction rate securities ($7.3 million par value) is reflected as non-current assets on our Condensed Consolidated Balance Sheet (unaudited). All of these auction rate securities are classified as available-for-sale investments. For auction rate securities classified as available-for-sale, we recognized unrealized holding (losses) gains of ($62,000) and $1,000, respectively during the thirteen and twenty-six weeks ended July 3, 2010 and recognized unrealized holding gains of $292,000 and $689,000, respectively during the thirteen and twenty-six weeks ended July 4, 2009.
As of January 2, 2010, we had $5.4 million ($5.5 million par value) in auction rate securities reflected as current assets. The auction rate securities classified as short-term investments were held with a UBS affiliate. During 2008, we reached a settlement agreement related to our auction rate securities held in accounts with a UBS affiliate. Pursuant to the terms of the settlement with UBS, UBS held discretionary rights to sell or otherwise dispose of our auction rate securities (“ARS Rights”), provided that we were entitled to the par value of the auction rate securities upon any disposition. Upon accepting the UBS settlement, we made a one-time election to transfer our UBS auction rate securities holdings from available-for-sale securities to trading securities under FASB ASC 320. For auction rate securities classified as trading securities, we recognized realized holding gains of $232,000 and $342,000, respectively, offset by realized losses on the Company’s ARS Rights of $202,000 and $286,000, respectively, during the thirteen and twenty-six weeks ended July 3, 2010. For auction rate securities classified as trading securities, we recognized realized holding gains of $229,000 and $398,000, respectively, offset by realized losses on the Company’s ARS Rights of $147,000 and $293,000, respectively, during the thirteen and twenty-six weeks ended July 4, 2009. The ARS Rights were measured at fair value under FASB ASC 825. During the thirteen weeks ended July 3, 2010, all of the auction rate securities classified as available-for-sale were sold at par value of $5.5 million.
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
Impairment of Goodwill and Long-lived Assets — As of July 3, 2010, we had $7.9 million in goodwill and $1.4 million in long-lived intangible assets, net of accumulated amortization. Goodwill and other long-lived intangible assets arising from our acquisitions are subjected to periodic review for impairment. FASB ASC 350 “Intangibles-Goodwill and Other” requires an evaluation of these indefinite-lived assets annually and whenever events or circumstances indicate that such assets may be impaired. The evaluation is conducted at the reporting unit level and compares the calculated fair value of the reporting unit to its book value to determine whether impairment has been deemed to occur. Any impairment charge would be based on the most recent estimates of the recoverability of the recorded goodwill. If the remaining book value assigned to goodwill in an acquisition is higher than the estimated fair value of the reporting unit, there is a requirement to write down these assets.
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
Revenue Recognition — We recognize revenues from time and materials consulting contracts in the period in which our services are performed. We recognized $6.4 million and $6.9 million in revenues from time and materials contracts during the thirteen weeks ended July 3, 2010 and July 4, 2009, respectively. We recognized $12.7 million and $13.1 million in revenues from time and materials contracts during the twenty-six weeks ended July 3, 2010 and July 4, 2009, respectively. In addition to time and materials contracts, our other types of contracts include fixed fee contracts and contingent fee contracts. During the thirteen weeks ended July 3, 2010 and July 4, 2009, we recognized $10.6 million and $9.9 million in revenues on these other types of contracts. We recognized $21.7 million and $17.9 million in revenues from these other types of contracts during the twenty-six weeks ended July 3, 2010 and July 4, 2009, respectively. We recognize revenues on milestone or deliverables-based fixed fee contracts and time and materials contracts not to exceed contract price using the percentage of completion-like method described by FASB ASC 605-35, "Revenue Recognition — Construction-Type and Production-Type Contracts” (formerly AICPA Statement of Position (“SOP”) No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts"). For fixed fee contracts where services are not based on providing deliverables or achieving milestones, we recognize revenues on a straight-line basis over the period during which such services are expected to be performed. In connection with some fixed fee contracts, we receive payments from customers that exceed recognized revenues. We record the excess of receipts from customers over recognized revenue as deferred revenue. Deferred revenue is classified as a current liability to the extent it is expected to be earned within twelve months from the date of the balance sheet.

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
We also may enter into contingent fee contracts, in which revenue is subject to achievement of savings or other agreed upon results, rather than time spent. Due to the nature of contingent fee contracts, we recognize costs as they are incurred on the project and defer revenue recognition until the revenue is realizable and earned as agreed to by our clients. Although these contracts can be very rewarding, the profitability of these contracts is dependent on our ability to deliver results for our clients and control the cost of providing these services. These types of contracts are typically more results-oriented and are subject to greater risk associated with revenue recognition and overall project profitability than traditional time and materials contracts. Revenues associated with contingent fee contracts were not material during the thirteen and twenty-six weeks ended July 3, 2010 or July 4, 2009.
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
In addition, under FASB ASC 718 we are required to net estimated forfeitures against compensation expense. This requires us to estimate the number of awards that will be forfeited prior to vesting. If actual forfeitures in future periods are different than our initial estimate, the compensation expense that we ultimately record under FASB ASC 718 may differ significantly from what was originally estimated. The weighted average estimated forfeiture rate for unvested options outstanding as of July 3 2010 is 39%.
Accounting for Income Taxes — Accounting for income taxes requires significant estimates and judgments on the part of management. Such estimates and judgments include, but are not limited to, the effective tax rate anticipated to apply to tax differences that are expected to reverse in the future, the sufficiency of taxable income in future periods to realize the benefits of net deferred tax assets and net operating losses currently recorded and the likelihood that tax positions taken in tax returns will be sustained on audit. We account for income taxes in accordance with FASB ASC 740 “Income Taxes.” As required by FASB ASC 740, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. FASB ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of July 3, 2010, cumulative valuation allowances in the amount of $33.2 million were recorded in connection with the net deferred income tax assets. As required by FASB ASC 740, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the guidance. Pursuant to FASB ASC 740, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As of July 3, 2010, we have recorded a liability of approximately $956,000 for unrecognized tax benefits.
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
Research and Development and Capitalized Software Costs — Software development costs are accounted for in accordance with FASB ASC 985-20, “Software — Costs of Software to Be Sold, Leased, or Marketed.” Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. We capitalize development costs incurred during the period between the establishment of technological feasibility and the release of the final product to customers. During the thirteen and twenty-six weeks ended July 3, 2010, software development costs of $184,000 and $323,000, respectively, were expensed as incurred. During the thirteen and twenty-six weeks ended July 4, 2009, software development costs of $101,000 and $246,000, respectively, were expensed as incurred. No software development costs were capitalized during the thirteen and twenty-six weeks ended July 3, 2010 and July 4, 2009.
RESULTS OF OPERATIONS
THIRTEEN WEEKS ENDED JULY 3, 2010 COMPARED TO THIRTEEN WEEKS ENDED JULY 4, 2009
REVENUES
Revenues increased to $17.0 million for the thirteen weeks ended July 3, 2010 from $16.8 million for the thirteen weeks ended July 4, 2009. The increase in revenues is primarily due to an increase in demand for strategic consulting within our North America segment, partially offset by lower revenues in our EMEA segment due to a decline in demand for technology and software services.
North America Segment — North America segment revenues increased 9.4% to $13.3 million for the thirteen weeks ended July 3, 2010 from $12.2 million for the same period of 2009. During the thirteen weeks ended July 3, 2010, the North America segment provided services on 79 customer projects, compared to 77 projects performed in the thirteen weeks ended July 4, 2009. Average revenue per project was $169,000 in the thirteen weeks ended July 3, 2010, compared to $158,000 in the thirteen weeks ended July 4, 2009. Revenues recognized in connection with fixed price engagements totaled $8.2 million and $8.1 million, representing 61.5% and 66.0% of total revenues of the segment, for the thirteen weeks ended July 3, 2010 and July 4, 2009, respectively.
EMEA Segment — EMEA segment revenues decreased by 21.6% to $3.6 million for the thirteen weeks ended July 3, 2010 from $4.6 million for the thirteen weeks ended July 4, 2009. All revenues were generated internationally. During the thirteen weeks ended July 3, 2010 and July 4, 2009, this segment provided services on 92 and 99 customer projects, respectively. Average revenue per project was approximately $33,000 and $40,000, respectively, for the thirteen weeks ended July 3, 2010 and July 4, 2009. The decrease in revenue per project for the thirteen weeks ended July 3, 2010 as compared to the 2009 period is primarily due to a decline in demand for technology and software services. Revenues from post-contract software related support services were approximately $631,000 and $556,000 for the thirteen weeks ended July 3, 2010 and July 4, 2009, respectively. There were no revenues from software licensing during the thirteen weeks ended July 3, 2010. Revenues from software licensing during the thirteen weeks ended July 4, 2009 were $117,000.

COSTS OF SERVICES
Costs of services increased 8.8% to $10.3 million for the thirteen weeks ended July 3, 2010 from $9.5 million for the thirteen weeks ended July 4, 2009. Our gross margin was 39.1% for the thirteen weeks ended July 3, 2010 compared to 43.6% for the thirteen weeks ended July 4, 2009. Cost of services during the thirteen weeks ended July 3, 2010 were $7.9 million and $2.4 million, respectively, in our North America and EMEA segments. Cost of services during the thirteen weeks ended July 4, 2009 were $6.7 million and $2.8 million, respectively, in our North America and EMEA segments. Our North America segment gross margin was 40.8% for the thirteen weeks ended July 3, 2010 compared to 45.0% for the thirteen weeks ended July 4, 2009. The decrease in gross margin in the second quarter of 2010 as compared to the same period of 2009 in our North America segment is primarily due to longer term and lower margin management consulting projects and the completion of a large management consulting project in 2009, partially offset by an increase in strategy engagements resulting in higher utilization of our fixed employee consulting base. Our EMEA segment gross margin was 33.1% for the thirteen weeks ended July 3, 2010, compared to 39.9% for the thirteen weeks ended July 4, 2009. Margin reductions in the EMEA segment are primarily related to lower revenue volumes driven by a reduction in demand for software services. Costs of services in the EMEA segment included amortization of intangible assets of $140,000 and $146,000, respectively, for the thirteen weeks ended July 3, 2010 and July 4, 2009, related to acquired software. The reduction in intangible amortization is due to exchange rate movements.
OPERATING EXPENSES
Operating expenses decreased 8.7% to $7.2 million for the thirteen weeks ended July 3, 2010, from $7.8 million for the thirteen weeks ended July 4, 2009. Operating expenses for both periods included selling, general and administrative expenses (inclusive of share-based compensation) and intangible asset amortization.
Selling, general and administrative expenses decreased to $6.8 million for the thirteen weeks ended July 3, 2010, compared to $7.4 million for the thirteen weeks ended July 4, 2009. As a percentage of revenues, our selling, general and administrative expenses were 40.1% for the thirteen weeks ended July 3, 2010, compared to 43.7% for the thirteen weeks ended July 4, 2009. The decrease in selling, general and administrative expenses was primarily due to decreases in compensation costs through headcount reductions and the effect of exchange rate movements. For the thirteen weeks ended July 3, 2010, we recognized losses of $41,000 related to foreign exchange compared to losses of $417,000 for the thirteen weeks ended July 4, 2009.
Intangible asset amortization decreased by $133,000 to $358,000 for the thirteen weeks ended July 3, 2010, compared to $491,000 for the thirteen weeks ended July 4, 2009. The decrease in amortization expense was primarily due to the completion of amortization of various intangibles recorded in connection with acquisitions.
OTHER INCOME AND EXPENSES
Interest income was $44,000 and $56,000 for the thirteen weeks ended July 3, 2010 and July 4, 2009, respectively, and represented interest earned on invested balances. Interest income decreased for the thirteen weeks ended July 3, 2010 as compared to the thirteen weeks ended July 4, 2009 due primarily to reductions in interest rates and reductions in invested balances. We primarily invest in money market funds and have holdings in auction rate securities. For the thirteen weeks ended July 3, 2010, other income includes $232,000 in realized holding gains for auction rate securities classified as trading securities, offset by realized losses on our ARS Rights of $202,000. For the thirteen weeks ended July 4, 2009, other income includes $229,000 in realized holding gains for auction rate securities classified as trading securities, offset by realized losses on our ARS Rights of $147,000.
INCOME TAXES
During the thirteen weeks ended July 3, 2010, we recorded an income tax provision of $42,000 compared to an income tax benefit of $38,000 during the thirteen weeks ended July 4, 2009. The tax provision for the thirteen weeks ended July 3, 2010 is primarily due to deferred taxes recognized on intangibles amortized for income tax purposes but not for financial reporting purposes and interest recognized on reserves for uncertain tax positions. The tax benefit for the thirteen weeks ended July 4, 2009 is primarily related to a deferred tax benefit recognized on losses for the period in our United Kingdom operations. For the thirteen weeks ended July 3, 2010 and July 4, 2009, we recorded no income tax benefit related to our domestic pre-tax losses in accordance with the provisions of FASB ASC 740, “Income Taxes”, which requires an estimation of our ability to use recorded deferred income tax assets. In addition, for the thirteen weeks ended July 3, 2010, we recorded no income tax benefit related to our international pre-tax losses. We currently have recorded a valuation allowance against all domestic and international deferred income tax assets generated due to uncertainty about their ultimate realization due to our history of operating losses. If we continue to report net operating losses for financial reporting in either our domestic or international operations, no additional tax benefit would be recognized for those losses, since we will not have accumulated enough positive evidence to support our ability to utilize the net operating loss carryforwards in the future.

NET LOSS
We had a net loss of $0.5 million for the thirteen weeks ended July 3, 2010 compared to a net loss of $0.4 million for the thirteen weeks ended July 4, 2009. The slight increase in net loss is due to higher of cost of services on flat sales and a provision for income taxes in the 2010 period, partially offset by reductions in selling, general and administrative costs.
TWENTY-SIX WEEKS ENDED JULY 3, 2010 COMPARED TO TWENTY-SIX WEEKS ENDED JULY 4, 2009
REVENUES
Revenues increased 11% to $34.4 million for the twenty-six weeks ended July 3, 2010 from $31.0 million for the twenty-six weeks ended July 4, 2009. The increase in revenues is primarily due to an increase in demand for operational and strategic consulting within our North America segment.
North America Segment — North America segment revenues increased 19.9% to $26.4 million for the twenty-six weeks ended July 3, 2010 from $22.0 million for the same period of 2009. During the twenty-six weeks ended July 3, 2010, the North America segment provided services on 117 customer projects, compared to 98 projects performed in the twenty-six weeks ended July 4, 2009. Average revenue per project was $226,000 in the twenty-six weeks ended July 3, 2010, compared to $225,000 in the twenty-six weeks ended July 4, 2009. Revenues recognized in connection with fixed price engagements totaled $16.9 million and $13.8 million, representing 63.8% and 62.7% of total revenues of the segment, for the twenty-six weeks ended July 3, 2010 and July 4, 2009, respectively. This increase is primarily due to a continued shift in customer preference for fixed price engagements and an increase in strategic consulting.
EMEA Segment — EMEA segment revenues decreased by 11% to $8.0 million for the twenty-six weeks ended July 3, 2010 from $9.0 million for the twenty-six weeks ended July 4, 2009. All revenues were generated internationally. During the twenty-six weeks ended July 3, 2010 and July 4, 2009, this segment provided services on 135 and 129 customer projects, respectively. Average revenue per project was approximately $50,000 and $58,000, respectively, for the twenty-six weeks ended July 3, 2010 and July 4, 2009. The decrease in revenue per project for the twenty-six weeks ended July 3, 2010 as compared to the 2009 period is primarily due to a decline in demand for technology and software services. Revenues from post-contract software related support services were approximately $1,277,000 and $1,071,000 for the twenty-six weeks ended July 3, 2010 and July 4, 2009, respectively. There were no revenues from software licensing during the twenty-six weeks ended July 3, 2010. Revenues from software licensing during the twenty-six weeks ended July 4, 2009 were $429,000.
COSTS OF SERVICES
Costs of services increased 16.3% to $21.2 million for the twenty-six weeks ended July 3, 2010 compared to $18.2 million for the twenty-six weeks ended July 4, 2009. As a percentage of revenues, our gross margin was 38.5% for the twenty-six weeks ended July 3, 2010, compared to 41.3% for the twenty-six weeks ended July 4, 2009. Cost of services during the twenty-six weeks ended July 3, 2010 were $15.7 million and $5.5 million, respectively, in our North America and EMEA segments. Cost of services during the twenty-six weeks ended July 4, 2009 were $12.6 million and $5.6 million, respectively, in our North America and EMEA segments. Our North America segment gross margin was 40.5% for the twenty-six weeks ended July 3, 2010 compared to 43.0% for the twenty-six weeks ended July 4, 2009. The decrease in gross margin in the first half of 2010 as compared to the same period of 2009 in our North America segment is primarily due to longer term and lower margin management consulting projects and the completion of a large management consulting project, partially offset by an increase in strategy engagements resulting in higher utilization of our fixed employee consulting base. Our EMEA segment gross margin was 31.8% for the twenty-six weeks ended July 3, 2010, compared to 37.3% for the twenty-six weeks ended July 4, 2009. Margin reductions in the EMEA segment are primarily related to lower revenue volumes driven by a reduction in demand for technology and software services. Costs of services in the EMEA segment included amortization of intangible assets of $286,000 and $281,000, respectively, for the twenty-six weeks ended July 3, 2010 and July 4, 2009, related to acquired software. The reduction in intangible amortization is due to exchange rate movements.
OPERATING EXPENSES
Operating expenses decreased by 7.2% to $14.6 million for the twenty-six weeks ended July 4, 2009, from $15.7 million for the twenty-six weeks ended June 28, 2008. Operating expenses for both periods included selling, general and administrative expenses (inclusive of share-based compensation) and intangible asset amortization.
Selling, general and administrative expenses decreased to $13.9 million for the twenty-six weeks ended July 3, 2010, compared to $14.8 million for the twenty-six weeks ended July 4, 2009. As a percentage of revenues, our selling, general and administrative expense was 40.3% for the twenty-six weeks ended July 3, 2010, compared to 47.6% for the twenty-six weeks ended July 4, 2009. The decrease in selling, general and administrative expenses was primarily due to reductions in compensation costs of $0.7 million and professional fees of $0.2 million, partially offset by an increase of $0.5 million in severance costs for personnel associated with the reorganization undertaken in the first half of 2010. In addition, selling, general and administrative expenses during the twenty-six weeks ended July 3, 2010 included a reduction of $0.5 million in foreign currency losses as compared to the 2009 period. We continue to evaluate alignment of costs to revenues for each operating segment.
Intangible asset amortization decreased from $965,000 for the twenty-six weeks ended July 4, 2009 to $721,000 for the twenty-six weeks ended July 3, 2010. The decrease in amortization expense was primarily due to the completion of amortization of various intangibles recorded in connection with acquisitions.

OTHER INCOME AND EXPENSES
Interest income was $108,000 and $138,000 for the twenty-six weeks ended July 3, 2010 and July 4, 2009, respectively, and represented interest earned on invested balances. Interest income decreased for the twenty-six weeks ended July 3, 2010 as compared to the twenty-six weeks ended July 4, 2009 due primarily to reductions in invested balances and reductions in interest rates. We primarily invest in money market funds and have holdings in auction rate securities. For the twenty-six weeks ended July 3, 2010, other income includes $342,000 in realized holding gains for auction rate securities classified as trading securities, offset by realized losses on our ARS Rights of $286,000. For the twenty-six weeks ended July 4, 2009, other income includes $398,000 in realized holding gains for auction rate securities classified as trading securities, offset by realized losses on our ARS Rights of $293,000.
INCOME TAXES
In the twenty-six weeks ended July 3, 2010, the Company recorded income tax provisions of $49,000 compared to an income tax benefit of $160,000 during the twenty-six weeks ended July 4, 2009. The tax provision for the twenty-six weeks ended July 3, 2010 is primarily due to deferred taxes recognized on intangibles amortized for income tax purposes but not for financial reporting purposes and interest recognized on reserves for uncertain tax positions. The tax benefit for the twenty-six weeks ended July 4, 2009 is primarily related to deferred tax benefit recognized on losses for the period in our United Kingdom operations. For the twenty-six weeks ended July 3, 2010 and July 4, 2009, we recorded no income tax benefit related to our domestic pre-tax losses in accordance with the provisions of FASB ASC 740, “Income Taxes”, which requires an estimation of our ability to use recorded deferred income tax assets. In addition, for the twenty-six weeks ended July 3, 2010, we recorded no income tax benefit related to our international pre-tax losses. We currently have recorded a valuation allowance against all domestic and international deferred income tax assets generated due to uncertainty about their ultimate realization due to our history of operating losses. If we continue to report net operating losses for financial reporting in either our domestic or international operations, no additional tax benefit would be recognized for those losses, since we will not have accumulated enough positive evidence to support our ability to utilize the net operating loss carryforwards in the future.
NET LOSS
We had net loss of $1.3 million for the twenty-six weeks ended July 3, 2010 compared to a net loss of $2.5 million for the twenty-six weeks ended July 4, 2009. This decrease in net loss is primarily attributable to an increase in revenues and gross profit, effective cost management initiatives that resulted in reduced operating expenses, and a decrease in intangible amortization, partially offset by an increase in income taxes.
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

THE MANAGEMENT NETWORK GROUP, INC.
RECONCILIATION OF GAAP NET LOSS TO NON-GAAP ADJUSTED NET INCOME (LOSS)
(unaudited)
(in thousands, except per share data)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
Reconciliation of GAAP net loss to non-GAAP adjusted net income (loss):
GAAP net loss	$(497)	$(350)	$(1,250)	$(2,534)

Realized gain on auction rate securities	(30)	(82)	(56)	(105)
Depreciation and amortization	688	860	1,393	1,656
Non-cash share based compensation expense	84	243	197	551
Tax effect of applicable non-GAAP adjustments	34	(62)	68	(220)

Adjustments to GAAP net loss	776	959	1,602	1,882

Non-GAAP adjusted net income (loss)	$279	$609	$352	$(652)

Reconciliation of GAAP net loss per diluted common share to non-GAAP adjusted net income (loss) per diluted common share:
GAAP net loss per diluted common share	$(0.07)	$(0.05)	$(0.18)	$(0.36)

Realized gain on auction rate securities	(0.00)	(0.01)	(0.01)	(0.02)
Depreciation and amortization	0.10	0.12	0.20	0.24
Non-cash share based compensation expense	0.01	0.04	0.03	0.08
Tax effect of applicable non-GAAP adjustments	0.00	(0.01)	0.01	(0.03)

Adjustments to GAAP net loss per diluted common share	0.11	0.14	0.23	0.27

Non-GAAP adjusted net income (loss) per diluted common share	$0.04	$0.09	$0.05	$(0.09)

Weighted average shares used in calculation of diluted net income (loss) per common share	7,038	6,958	7,033	6,954

LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities was $0.3 million and $0.5 million, respectively, for the twenty-six weeks ended July 3, 2010 and July 4, 2009. During the twenty-six weeks ended July 3, 2010, cash provided by operating activities consisted almost entirely of positive cash flows from the results of operations (after adding back non-cash items to our net loss) as compared to the twenty-six weeks ended July 4, 2009, for which changes in working capital resulted in a $1.1 million addition to cash flows partially offset by $0.6 million in negative cash flows from the results of operations (after adding back non-cash items to our net loss).
Net cash provided by investing activities was $5.2 million the twenty-six weeks ended July 3, 2010. Net cash used in investing activities was $1.0 million for the twenty-six weeks ended July 4, 2009. Investing activities include proceeds from sales of short-term investments of $5.5 million in the twenty-six weeks ended July 3, 2010. Investing activities for the twenty-six weeks ended July 4, 2009 included $0.7 million in earn-out payments related to the acquisition of Cartesian. Net cash used in investing activities also included $314,000 and $255,000 for the twenty-six weeks ended July 3, 2010 and July 4, 2009, respectively, related to the purchase of office equipment, software and computer equipment.
Net cash used in financing activities was $3.1 million for the twenty-six weeks ended July 3, 2010. Net cash provided by financing activities was $3.0 million for the twenty-six weeks ended July 4, 2009. Financing activities in the twenty-six weeks ended July 3, 2010 included $3.7 million in repayments on a line of credit and $0.9 million in proceeds from line of credit borrowings. Financing activities in the 2009 period included $3.4 million in proceeds from line of credit borrowings. In addition, in both periods cash was used to make payments on long-term obligations.
At July 3, 2010, we had approximately $8.4 million in cash and cash equivalents ($2.2 million of which is denominated in pounds sterling) and $15.6 million in net working capital. In addition, as discussed below, we have established lines of credit totaling $3.6 million against our remaining auction rate securities portfolio, of which we have no borrowings as of July 3, 2010. We believe we have sufficient cash and access to credit to meet anticipated cash requirements, including anticipated capital expenditures, earn-out payments, and any future operating losses that may be incurred, for at least the next 12 months. Should our cash and available lines of credit prove insufficient we may need to obtain new debt or equity financing to support our operations or complete acquisitions. Credit and capital markets have continued to experience unusual volatility and disruption, and equity and debt financing have generally become more expensive and difficult to obtain. If we need to obtain new debt or equity financing to support our operations or complete acquisitions in the future, we may be unable to obtain debt or equity financing or reasonable terms. We have established a flexible model that provides a lower fixed cost structure than most consulting firms, enabling us to scale operating cost structures more quickly based on market conditions, although there is a lag in time required to scale the business appropriately if revenues are reduced. If demand for our consulting services declines or we experience negative cash flow, we could experience liquidity challenges at some point in the future.
On March 19, 2009, we entered into a loan agreement with Citigroup Global Markets, Inc. (“Citigroup”) to provide liquidity for our $7.3 million auction rate securities portfolio held with Citigroup. Under the loan agreement, we have access to a revolving line of credit of up to 50% of the par value of the auction rate securities that we have pledged as collateral, or $3.625 million. The interest rate as of July 3, 2010 that we would pay on amounts borrowed is the federal funds rate plus 3.08%. The interest rate may change in future periods based on the change in the spread over the federal funds rate. The line of credit is not for any specific term or duration and Citigroup may demand full or partial payment of amounts borrowed on the line of credit, at its sole option and without cause, at any time. Citigroup may, at any time, in its discretion, terminate the line of credit with proper notice. No amounts have been borrowed against this line of credit.
As of January 2, 2010, we held auction rate securities with a UBS affiliate with a fair value of $5.4 million ($5.5 million par value). As of January 2, 2010, we had borrowed $2.8 million under the line of credit. Because we intended to exercise our right under the ARS Rights to sell to UBS our auction rate securities held in accounts with UBS and a UBS affiliate on June 30, 2010, we classified these auction rate securities as current assets and the line of credit with UBS as a current liability in the Consolidated Balance Sheet as of January 2, 2010. During the twenty-six weeks ended July 3, 2010, we borrowed an additional $880,000 on the line of credit, making the outstanding balance $3.68 million.
During the twenty-six weeks ended July 3, 2010, our entire auction rate securities portfolio held by a UBS affiliate was sold by us at par value of $5.5 million. Upon the sale of the securities, $3.7 million was applied to the line of credit from UBS. The line of credit was terminated, the ARS Rights expired unexercised and we received the remaining sales proceeds of $1.8 million.
As of July 3, 2010, we held auction rate securities with Citigroup in the face amount of $7.3 million collateralized by government guaranteed student loans. The estimated fair value of the auction rate securities is $6.9 million as of July 3, 2010. Brazos Student Finance Corporation Student Loan Asset Backed Notes with a par value of $1.0 million held as part of the Company’s auction rate securities portfolio with Citigroup were sold on July 12, 2010. The Company received $950,000 in proceeds from the transaction.
As we are able to liquidate any of our remaining auction rate securities portfolio we intend to reinvest in money market or similar investments any amounts not used to repay any amounts borrowed under the remaining line of credit. We continually monitor the credit quality and liquidity of our auction rate securities. To the extent we believe we will not be able to collect all amounts due according to the contractual terms of a security, we will record an other-than-temporary impairment. This could require us to recognize losses in our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) (unaudited) in accordance with FASB ASC 320, which could be material.
FINANCIAL COMMITMENTS
During fiscal year 2007, we acquired all of the outstanding membership interests of RVA. In addition to consideration paid at closing for this acquisition, we have accrued $344,000 for consideration earned by RVA and payable during the fourth quarter 2010. See Note 4, “Business Combinations,” in the Notes to the Condensed Consolidated Financial Statements (unaudited).
During the twenty-six weeks ended July 4, 2009, we entered into an agreement under which we have a commitment to purchase a minimum of $401,000 in computer software over a three year period. As of July 3, 2010, we have an obligation of $223,000 remaining under this commitment.
During August 2010, we executed a lease agreement for new office space in Boston, Massachusetts. The lease commences on February 1, 2011 and runs for five years and three months from the commencement date. Future minimum payments over the term of this lease are $2.0 million.
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
A review and evaluation was performed by our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of July 3, 2010.
There were no changes in our internal control over financial reporting during the fiscal quarter ended July 3, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We have not been subject to any material new litigation since the filing on April 1, 2010 of our Annual Report on Form 10-K for the year ended January 2, 2010.
ITEM 1A. RISK FACTORS
Not applicable
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. REMOVED AND RESERVED
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS
(a) Exhibits

Exhibit 3.1	Amended and Restated Certificate of Designations of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on July 19, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 19, 2010 filed with the Securities and Exchange Commission).

Exhibit 4.1	Amended and Restated Rights Agreement, dated as of July 19, 2010, by and between the Company and Computershare Trust Company, N.A., which includes as Exhibit A, the Amended and Restated Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B, the Form of Rights Certificate, and as Exhibit C, the Summary of Rights to Purchase Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 19, 2010, filed with the Securities and Exchange Commission).

Exhibit 10.1	The Management Network Group, Inc. Amended and Restated 1998 Equity Incentive Plan, as amended, (incorporated by reference from Appendix A to the Company’s Definitive Proxy Statement filed with the SEC on April 21, 2010).

Exhibit 31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.	Certifications furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Management Network Group, Inc.
(Registrant)
Date: August 17, 2010	By	/s/ Richard P. Nespola
(Signature)
Richard P. Nespola Chairman and Chief Executive Officer (Principal executive officer)

Date: August 17, 2010	By	/s/ Donald E. Klumb
(Signature)
Donald E. Klumb Chief Financial Officer and Treasurer (Principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
Exhibit 3.1	Amended and Restated Certificate of Designations of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on July 19, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 19, 2010 filed with the Securities and Exchange Commission).

Exhibit 4.1	Amended and Restated Rights Agreement, dated as of July 19, 2010, by and between the Company and Computershare Trust Company, N.A., which includes as Exhibit A, the Amended and Restated Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B, the Form of Rights Certificate, and as Exhibit C, the Summary of Rights to Purchase Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 19, 2010, filed with the Securities and Exchange Commission).

Exhibit 10.1	The Management Network Group, Inc. Amended and Restated 1998 Equity Incentive Plan, as amended, (incorporated by reference from Appendix A to the Company’s Definitive Proxy Statement filed with the SEC on April 21, 2010).

Exhibit 31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.	Certifications furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.