Form 10-Q
period 2010-10-02
MANAGEMENT NETWORK GROUP INC
filed 2010-11-16
CIK 1094814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 2, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 12, 2010, TMNG had outstanding 7,073,330 shares of common stock.

THE MANAGEMENT NETWORK GROUP, INC. INDEX

PAGE
PART I. FINANCIAL INFORMATION:

ITEM 1. Condensed Consolidated Financial Statements (unaudited):

Condensed Consolidated Balance Sheets (unaudited) — October 2, 2010 and January 2, 2010	3

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) — Thirteen and Thirty-nine weeks ended October 2, 2010 and October 3, 2009	4

Condensed Consolidated Statements of Cash Flows (unaudited) — Thirty-nine weeks ended October 2, 2010 and October 3, 2009	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	26

ITEM 4. Controls and Procedures	26

PART II. OTHER INFORMATION	26

ITEM 1. Legal Proceedings	26

ITEM 1A. Risk Factors	26

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

ITEM 3. Defaults Upon Senior Securities	26

ITEM 4. Removed and Reserved	26

ITEM 5. Other Information	26

ITEM 6. Exhibits	27

Signatures	28

Exhibits	29
EX-10.1 Lease Agreement
EX-10.2 Lease Amendment
EX-31 302 Certifications
EX-32 906 Certifications

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THE MANAGEMENT NETWORK GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

	October 2,	January 2,
	2010	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,271	$6,301
Short-term investments		5,444
Receivables:
Accounts receivable	10,702	11,991
Accounts receivable — unbilled	5,381	4,174

	16,083	16,165
Less: Allowance for doubtful accounts	(261)	(357)

Net receivables	15,822	15,808
Prepaid and other current assets	1,215	1,206

Total current assets	25,308	28,759

NONCURRENT ASSETS:
Property and equipment, net	1,906	1,955
Goodwill	8,079	7,772
Identifiable intangible assets, net	976	2,516
Noncurrent investments	5,902	6,852
Other noncurrent assets	211	397

Total Assets	$42,382	$48,251

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$1,297	$1,118
Current borrowings		2,800
Accrued payroll, bonuses and related expenses	4,742	5,354
Other accrued liabilities	1,792	1,433
Deferred revenue	335	1,023
Unfavorable and other contractual obligations	238	706

Total current liabilities	8,404	12,434

NONCURRENT LIABILITIES:
Unfavorable and other contractual obligations	582	546
Other noncurrent liabilities	1,316	1,237

Total noncurrent liabilities	1,898	1,783

Commitments and contingencies (Note 10)

Total stockholders’ equity	32,080	34,034

Total Liabilities and Stockholders’ Equity	$42,382	$48,251

See notes to unaudited condensed consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
Revenues	$16,384	$16,812	$50,814	$47,834
Cost of services (includes non-cash share-based compensation expense of $19 and $53 for the thirteen weeks ended October 2, 2010 and October 3, 2009, respectively, and $80 and $221 for the thirty-nine weeks ended October 2, 2010 and October 3, 2009, respectively)	10,171	9,947	31,356	28,155

Gross Profit	6,213	6,865	19,458	19,679
Operating Expenses:
Selling, general and administrative (includes non-cash share-based compensation expense of $42 and $120 for the thirteen weeks ended October 2, 2010 and October 3, 2009, respectively, and $178 and $503 for the thirty-nine weeks ended October 2, 2010 and October 3, 2009, respectively)	6,558	6,736	20,433	21,498
Intangible asset amortization	340	506	1,061	1,471

Total operating expenses	6,898	7,242	21,494	22,969

Loss from operations	(685)	(377)	(2,036)	(3,290)
Other income (expense):
Interest income	32	50	140	188
Interest expense		(17)	(16)	(42)
Other (expense) income	(32)	45	26	151

Total other income	—	78	150	297

Loss before income tax provision	(685)	(299)	(1,886)	(2,993)
Income tax provision	(38)	(228)	(87)	(68)

Net loss	(723)	(527)	(1,973)	(3,061)

Other comprehensive income (loss):
Foreign currency translation adjustment	443	(449)	(374)	1,658
Unrealized (losses) gains on marketable securities	(1)	31		720
Realized losses on marketable securities	50		50

Comprehensive loss	$(231)	$(945)	$(2,297)	$(683)

Loss per common share:
Basic and diluted	$(0.10)	$(0.08)	$(0.28)	$(0.44)

Weighted average shares used in calculation of net loss per basic and diluted common share	7,062	7,015	7,043	6,974

See notes to unaudited condensed consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	For the Thirty-nine Weeks Ended
	October 2,	October 3,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,973)	$(3,061)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,076	2,529
Share-based compensation	258	724
Deferred income taxes	98	27
Recognized gains on investments	(6)	(122)
Other	(22)
Other changes in operating assets and liabilities:
Accounts receivable	1,097	(1,905)
Accounts receivable — unbilled	(1,266)	134
Prepaid and other assets	163	426
Trade accounts payable	157	275
Deferred revenue	(658)	566
Accrued liabilities	(434)	493

Net cash (used in) provided by operating activities	(510)	86

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investments	6,450
Acquisition of businesses		(1,911)
Acquisition of property and equipment	(543)	(459)

Net cash provided by (used in) investing activities	5,907	(2,370)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	880	3,400
Payments on line of credit	(3,680)	(35)
Payments made on long-term obligations	(531)	(508)
Issuance of common stock through employee stock purchase plan	23	10

Net cash (used in) provided by financing activities	(3,308)	2,867

Effect of exchange rate on cash and cash equivalents	(119)	754

Net increase in cash and cash equivalents	1,970	1,337
Cash and cash equivalents, beginning of period	6,301	5,956

Cash and cash equivalents, end of period	$8,271	$7,293

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$16	$42

Cash (refunded) paid during period for income taxes	$(90)	$151

Accrued property and equipment additions	$323	$387

Supplemental disclosure of non-cash investing and financing transactions
Acquisition of business: common stock	$53	$104

Acquisition of business: consideration payable	$344	$981

See notes to unaudited condensed consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Reporting
The condensed consolidated financial statements and accompanying notes of The Management Network Group, Inc. and its subsidiaries (“TMNG,” “TMNG Global,” “we,” “us,” “our,” or the “Company”) as of October 2, 2010, and for the thirteen and thirty-nine weeks ended October 2, 2010 and October 3, 2009 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the Company’s condensed consolidated financial position, results of operations, and cash flows as of these dates and for the periods presented. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Consequently, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements nor those normally made in the Company’s annual report on Form 10-K. Accordingly, reference should be made to the Company’s annual consolidated financial statements and notes thereto for the fiscal year ended January 2, 2010, included in the 2009 Annual Report on Form 10-K (“2009 Form 10-K”) for additional disclosures, including a summary of the Company’s accounting policies. The Condensed Consolidated Balance Sheet as of January 2, 2010 has been derived from the audited Consolidated Balance Sheet at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Company has evaluated subsequent events for recognition or disclosure through the date these unaudited consolidated financial statements were issued.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the thirteen and thirty-nine weeks ended October 2, 2010 are not necessarily indicative of the results to be expected for the full year ending January 1, 2011.
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
Research and Development and Capitalized Software Costs — During the thirteen and thirty-nine weeks ended October 2, 2010, software development costs of $116,000 and $439,000, respectively, were expensed as incurred. During the thirteen and thirty-nine weeks ended October 3, 2009, software development costs of $144,000 and $390,000, respectively, were expensed as incurred. No software development costs were capitalized during the thirteen and thirty-nine weeks ended October 2, 2010 and October 3, 2009.
Foreign Currency Transactions and Translation — TMNG Europe Ltd., Cartesian Ltd. (“Cartesian”) and the international operations of Cambridge Strategic Management Group, Inc. conduct business primarily denominated in their respective local currency. Assets and liabilities have been translated to U.S. dollars at the period-end exchange rate. Revenues and expenses have been translated at exchange rates which approximate the average of the rates prevailing during each period. Translation adjustments are reported as a separate component of accumulated other comprehensive income in the consolidated statements of stockholders’ equity. Assets and liabilities denominated in other than the functional currency of a subsidiary are remeasured at rates of exchange on the balance sheet date. Resulting gains and losses on foreign currency transactions are included in the Company’s results of operations. Exchange losses included in results of operations were $2,000 and $38,000, respectively, during the thirteen and thirty-nine weeks ended October 2, 2010. Exchange gains and (losses) included in results of operations were $128,000 and ($447,000) during the thirteen weeks and thirty-nine weeks ended October 3, 2009, respectively.
Derivative Financial Instruments — As of October 2, 2010, the Company had an open foreign currency forward contract with a notional amount of $0.2 million. This forward contract provides an economic hedge of fluctuations in euro denominated accounts receivable against the British pound, but has not been designated as a hedge for accounting purposes. The Company utilizes valuation models for this forward contract that rely exclusively on Level 2 inputs, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurement and Disclosures. This contract expires on February 22, 2011. During the thirteen and thirty-nine weeks ended October 2, 2010, the Company recognized (losses) gains on foreign currency forward contracts of ($2,000) and $9,000, respectively. During the thirteen and thirty-nine weeks ended October 3, 2009, the Company recognized losses on these forward contracts of $53,000 and $29,000, respectively, which are included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations and Comprehensive Loss (unaudited).

Net Loss Per Share — The Company has not included the effect of stock options and nonvested shares in the calculation of diluted loss per share for the thirteen and thirty-nine weeks ended October 2, 2010 and October 3, 2009 as the Company reported a net loss for these periods and the effect would have been anti-dilutive.
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
2. Auction Rate Securities
As of October 2, 2010 and January 2, 2010, TMNG held $5.9 million and $12.3 million, respectively, in fair value of auction rate securities for which the underlying collateral is guaranteed through the Federal Family Education Loan Program of the U.S. Department of Education. The Company’s auction rate securities portfolio as of October 2, 2010, which is included in Noncurrent investments on the Condensed Consolidated Balance Sheet (unaudited), consisted of the following:

			Fair Value at
	Cost	Unrealized	October 2, 2010
Issuer	Basis	Losses	(Noncurrent)

	(In thousands)
Available-for-Sale Securities
Education Funding Capital Education Loan Backed Notes	$6,250	$(348)	$5,902

The Company’s auction rate securities portfolio as of January 2, 2010 consisted of the following:

		Realized
		Gains	Unrealized	Fair Value at January 2, 2010
Issuer	Cost Basis	(Losses)	Losses	Current	Noncurrent

	(In thousands)

Trading Securities
Kentucky Higher Education Loan Revenue Bonds	$1,900	$(118)		$1,782
Missouri Higher Education Loan Revenue Bonds	1,800	(112)		1,688
Utah State Board of Regents Revenue Bonds	1,400	(87)		1,313
Kentucky Higher Education Loan Revenue Bonds	400	(25)		375

	5,500	(342)		5,158

Available-for-Sale Securities
Education Funding Capital Education Loan Backed Notes	6,250		$(389)		$5,861
Brazos Student Finance Corporation Student Loan Asset Backed Notes	1,000		(9)		991

	7,250		(398)		6,852

ARS Rights		286		286

	$12,750	$(56)	$(398)	$5,444	$6,852

The Company recognized no gains or losses on auction rate securities classified as trading securities during the thirteen weeks ended October 2, 2010, and recognized gains of $56,000 on auction rate securities classified as trading securities during the thirty-nine weeks ended October 2, 2010. During the thirteen and thirty-nine weeks ended October 3, 2009, the Company recognized gains of $17,000 and $122,000, respectively, on auction rate securities classified as trading securities. These gains and losses on trading securities have been recognized in Other Income in the Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited).
The auction rate securities held by the Company are long-term debt instruments that historically provided liquidity through a Dutch auction process through which interest rates reset every 28 to 35 days. Beginning in February 2008, auctions of the Company’s auction rate securities portfolio failed to receive sufficient order interest from potential investors to clear successfully, resulting in failed auctions. The principal associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers establish a different form of financing to replace these securities or final payments come due according to a contractual maturity of approximately 32 years.
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
Additionally, during the thirty-nine weeks October 2, 2010, the Company sold its Brazos Student Finance Corporation Student Loan Asset Backed Notes with a par value of $1.0 million held as part of its auction rate securities portfolio with Citigroup. These auction rate securities were classified as available-for-sale. The Company received $950,000 in proceeds from the transaction. As a result of this transaction, $50,000 in losses were reclassified from Accumulated Other Comprehensive Loss in stockholders’ equity and recognized in Other Income (Expense) in the Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited).
For auction rate securities classified as available-for-sale, the Company recognized unrealized holding losses of $1,000 during the thirteen weeks ended October 2, 2010 and no unrealized holding gains or losses during the thirty-nine weeks ended October 2, 2010. In addition, during the thirteen and thirty-nine weeks ended October 2, 2010, the Company reclassified $50,000 in previously unrealized losses from Accumulated Other Comprehensive Loss to realized losses in Other Income (Expense) upon the disposition of the related available-for-sale securities as described above. During the thirteen and thirty-nine weeks ended October 3, 2009, the Company recognized unrealized holding gains of $31,000 and $720,000, respectively.
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
The following is a reconciliation of the beginning and ending balances of the Company’s auction rate securities portfolio and ARS Rights for the thirty-nine weeks ended October 2, 2010 and October 3, 2009 (in thousands):

	For the	For the
	thirty-nine	thirty-nine
	weeks ended	weeks ended
	October 2,	October 3,
	2010	2009
Fair value at beginning of period	$12,296	$13,404
Total unrealized and realized gains included in Other income in the Consolidated Statements of Operations and Comprehensive Loss (unaudited)	6	122
Total unrealized gains included in Other comprehensive income in the Consolidated Statements of Operations and Comprehensive Loss (unaudited)	50	720
Sales	(6,450)

Fair value at end of period	$5,902	$14,246

The following is a reconciliation of the beginning and ending balances of the Company’s auction rate securities portfolio and ARS Rights for the thirteen weeks ended October 2, 2010 and October 3, 2009 (in thousands):

	For the	For the
	thirteen	thirteen
	weeks ended	weeks ended
	October 2,	October 3,
	2010	2009
Fair value at beginning of period	$6,853	$14,198
Total unrealized and realized (losses) gains included in Other income in the Consolidated Statements of Operations and Comprehensive Loss (unaudited)	(50)	17
Total unrealized gains included in Other comprehensive income (loss) in the Consolidated Statements of Operations and Comprehensive Loss (unaudited)	49	31
Sales	(950)

Fair value at end of period	$5,902	$14,246

Given the Company’s intent to exercise its right under the ARS Rights to sell to UBS its auction rate securities held in accounts with UBS and UBS affiliates at par value on June 30, 2010, the Company classified the entire amount of auction rate securities portfolio held with UBS affiliates, including the fair value of the ARS Rights, as short-term investments in the Condensed Consolidated Balance Sheet as of January 2, 2010. The remaining auction rate securities are classified as noncurrent investments in the Condensed Consolidated Balance Sheet (unaudited) as of October 2, 2010 and the Condensed Consolidated Balance Sheet as of January 2, 2010.
3. Line of Credit Agreements
As discussed above in Note 2, “Auction Rate Securities,” in November of 2008, the Company entered into a settlement with UBS to provide liquidity for the Company’s auction rate securities portfolio then held with a UBS affiliate. During the thirty-nine weeks ended October 2, 2010, the Company liquidated the auction rate securities with a par value of $5.5 million pledged as collateral for the line of credit with UBS. Proceeds from the liquidation were applied first to the $3.7 million outstanding balance of the line of credit as of the date of the transaction. The Company received the remaining $1.8 million in proceeds. Upon liquidation of the relevant auction rate securities, the line of credit with UBS was terminated. The Company classified the outstanding balance of $2.8 million as a current liability in the Condensed Consolidated Balance Sheet as of January 2, 2010. An additional $880,000 was borrowed during the thirteen weeks ended April 3, 2010. These borrowings were used to fund short-term liquidity needs. Because amounts borrowed under the line of credit accrued interest at a floating rate and had a remaining maturity of less than one year, the fair value of this financial instrument approximated its carrying value.
On March 19, 2009, the Company entered into a loan agreement with Citigroup Global Markets, Inc. (“Citigroup”) to provide liquidity for the Company’s $7.3 million auction rate securities portfolio held with Citigroup. Under the loan agreement, the Company has access to a revolving line of credit of up to 50% of the par value of the auction rate securities that the Company has pledged as collateral, or $3.125 million based upon the Company’s current holdings of $6.25 million of auction rate securities. The current interest rate on the line of credit is the federal funds rate plus 3.25%. The interest rate may change in future periods based on the change in the spread over the federal funds rate. The line of credit is not for any specific term or duration and Citigroup may demand full or partial payment of amounts borrowed on the line of credit, at its sole option and without cause, at any time. Citigroup may, at any time, in its discretion, terminate the line of credit with proper notice. No amounts have been borrowed against this line of credit.
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

Cash paid at closing	$6,625
Transaction costs	247
Contingent cash consideration earned	3,273
Contingent cash consideration earned but not yet paid	344
Contingent stock consideration earned (based on June 30, 2008 measurement date)	921
Contingent stock consideration earned (based on June 30, 2009 measurement date)	104
Contingent stock consideration earned but not yet paid (based on June 30, 2010 measurement date)	53

Total purchase price recognized at October 2, 2010	$11,567

The measurement date for contingent cash and stock consideration was June 30 of each of the three years subsequent to the transaction. During the thirty-nine weeks ended October 2, 2010, the Company accrued $344,000 in contingent cash consideration earned but not yet paid for the measurement period ended June 30, 2010. As of October 2, 2010, this liability is included in “Other accrued liabilities” on the Condensed Consolidated Balance Sheet (unaudited). This liability was paid during the thirteen weeks ending January 1, 2011. The final measurement date was June 30, 2010. As a result, there is no remaining contingent consideration to be earned.

5. Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill for the thirty-nine weeks ended October 2, 2010 are as follows (in thousands):

	North
	America	EMEA	Total
Balance as of January 2, 2010	$3,550	$4,222	$7,772
2010 RVA goodwill from contingent consideration earned	397		397
Changes in foreign currency exchange rates		(90)	(90)

Balance as of October 2, 2010	$3,947	$4,132	$8,079

Included in intangible assets, net are the following (in thousands):

	October 2, 2010		January 2, 2010
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Customer relationships	$5,300	$(4,473)	$5,342	$(3,511)
Acquired software	2,375	(2,226)	2,427	(1,820)
Employment agreements	1,984	(1,984)	2,018	(1,940)

	$9,659	$(8,683)	$9,787	$(7,271)

Intangible amortization expense for the thirteen weeks ended October 2, 2010 and October 3, 2009 was $485,000 and $659,000, respectively, including $145,000 and $154,000 reported in cost of services for the thirteen weeks ended October 2, 2010 and October 3, 2009, respectively. Intangible amortization expense for the thirty-nine weeks ended October 2, 2010 and October 3, 2009 was $1,493,000 and $1,905,000, respectively, including $432,000 and $434,000 reported in cost of services for the thirty-nine weeks ended October 2, 2010 and October 3, 2009, respectively. Future intangible amortization expense is estimated to be as follows (in thousands):

		Estimated
		intangible
	Total estimated	amortization to
	intangible	be included in
Future Period	amortization	cost of services
Remainder of fiscal year 2010	$480	$148
Fiscal year 2011	496	—
The Company evaluates goodwill for impairment on an annual basis on the last day of the first fiscal month of the fourth quarter and whenever events or circumstances indicate that these assets may be impaired. The Company performs its impairment testing for goodwill in accordance with FASB ASC 350, “Intangibles-Goodwill and Other.” Management determined that there were no events or changes in circumstances during the thirteen or thirty-nine weeks ended October 2, 2010 which indicated that goodwill needed to be tested for impairment during the period.
The Company reviews long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets might not be recoverable in accordance with the provisions of FASB ASC 360, “Property, Plant and Equipment” and FASB ASC 350, “Intangibles-Goodwill and Other.” Management determined that there were no events or changes in circumstances during the thirteen or thirty-nine weeks ended October 2, 2010 which indicated that long-lived assets and intangible assets needed to be reviewed for impairment during the period.
6. Share-Based Compensation
The Company issues stock option awards and nonvested share awards under its share-based compensation plans. The key provisions of the Company’s share-based compensation plans are described in Note 6 to the Company’s consolidated financial statements included in the 2009 Form 10-K.
During the thirteen and thirty-nine weeks ended October 2, 2010 and October 3, 2009, the Company recognized no income tax benefits related to share-based compensation arrangements.
1998 Equity Incentive Plan
On May 27, 2010, the stockholders of the Company approved amendments to the Company’s Amended and Restated 1998 Equity Incentive Plan (the “1998 Plan”). The amendments to the 1998 Plan include the following: (1) an increase of 614,338 in the number of shares of common stock available for issuance under the 1998 Plan to correct a miscalculation in the 2009 amendments to the 1998 Plan; and (2) a reallocation of 291,321 shares of common stock not subject to outstanding awards under the Company’s 2000 Supplemental Stock Plan (the “ the “Supplemental Stock Plan”) from the Supplemental Stock Plan to the 1998 Plan.

Stock Options
A summary of the option activity under the 1998 Plan as of October 2, 2010 and changes during the thirty-nine weeks then ended is presented below:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at January 2, 2010	763,547	$17.57
Forfeited/cancelled	(110,997)	$54.21

Outstanding at October 2, 2010	652,550	$11.34

Options vested and expected to vest at October 2, 2010	623,293	$11.38

Options exercisable at October 2, 2010	574,027	$11.48

Nonvested Shares
A summary of the status of nonvested stock issued under the 1998 Plan as of October 2, 2010 and changes during the thirty-nine weeks then ended is presented below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding at January 2, 2010	1,250	$10.95
Vested	(875)	$10.82

Outstanding at October 2, 2010	375	$11.25

2000 Supplemental Stock Plan
A summary of the option activity under the Supplemental Stock Plan as of October 2, 2010 and changes during the thirty-nine weeks then ended is presented below:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at January 2, 2010	274,612	$11.74
Forfeited/cancelled	(23,425)	$10.88

Outstanding at October 2, 2010	251,187	$11.82

Options vested and expected to vest at October 2, 2010	227,780	$11.99

Options exercisable at October 2, 2010	187,962	$12.40

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
The Company identifies its segments based on the way management organizes the Company to assess performance and make operating decisions regarding the allocation of resources. In accordance with the criteria in FASB ASC 280 “Segment Reporting,” the Company has concluded it has two reportable segments: the North America segment and the EMEA segment. The North America segment is comprised of three operating segments (North America Cable and Broadband, North America Telecom and Strategy), which are aggregated into one reportable segment based on the similarity of their economic characteristics. The EMEA segment is a single reportable, operating segment that encompasses the Company’s operational, technology and software consulting operations outside of North America. Both reportable segments offer management consulting, custom developed software, and technical services.
Management evaluates segment performance based upon income (loss) from operations, excluding share-based compensation (benefits), depreciation and intangibles amortization. There were no inter-segment sales in either the thirteen or thirty-nine weeks ended October 2, 2010 or October 3, 2009. In addition, in its administrative division, entitled “Not Allocated to Segments,” the Company accounts for non-operating activity and the costs of providing corporate and other administrative services to all the segments. Summarized financial information concerning the Company’s reportable segments is shown in the following table (amounts in thousands):

			Not
	North		Allocated
	America	EMEA	to Segments	Total
As of and for the thirty-nine weeks ended October 2, 2010:
Revenues	$38,716	$12,098		$50,814
Income (loss) from operations	10,030	2,286	$(14,352)	(2,036)
Total assets	$10,373	$5,448	$26,561	$42,382

For the thirteen weeks ended October 2, 2010:
Revenues	$12,274	$4,110		$16,384
Income (loss) from operations	2,909	820	$(4,414)	(685)

As of and for the thirty-nine weeks ended October 3, 2009:
Revenues	$34,369	$13,465		$47,834
Income (loss) from operations	8,631	3,036	$(14,957)	(3,290)
Total assets	$8,294	$6,077	$36,413	$50,784

For the thirteen weeks ended October 3, 2009:
Revenues	$12,323	$4,489		$16,812
Income (loss) from operations	3,270	897	$(4,544)	(377)

As of the fiscal year ended January 2, 2010
Total assets	$9,704	$6,461	$32,086	$48,251
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
In accordance with the provisions of FASB ASC 280-10, revenues earned in the United States and internationally based on the location where the services are performed are shown in the following table (amounts in thousands):

			For the Thirty-nine Weeks
	For the Thirteen Weeks Ended		Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
United States	$11,943	$12,214	$37,657	$33,728

International:
United Kingdom	4,296	4,182	12,465	12,538
Other	145	416	692	1,568

Total	$16,384	$16,812	$50,814	$47,834

Major customers in terms of significance to TMNG’s revenues (i.e. in excess of 10% of revenues) and accounts receivable were as follows (amounts in thousands):

	Revenues
	For the thirteen weeks ended		For the thirteen weeks ended
	October 2, 2010		October 3, 2009
	North		North
	America	EMEA	America	EMEA
Customer A		$1,829		$2,113
Customer B	$3,240		$5,955
Customer C	$2,578		$2,314
Customer D	$1,543		$1,755
Customer E	$2,676		$430

	Revenues
	For the thirty-nine weeks		For the thirty-nine weeks
	ended October 2, 2010		ended October 3, 2009
	North America	EMEA	North America	EMEA
Customer A		$5,388		$5,592
Customer B	$13,350		$16,223
Customer C	$7,653		$6,497
Customer D	$5,027		$4,919
Customer E	$4,755		$998

	Accounts Receivable
	As of	As of
	October 2,	October 3,
	2010	2009
Customer A	$1,583	$3,708
Customer B	$2,388	$2,494
Customer C	$2,019	$1,290
Customer D	$798	$1,938
Customer E	$2,418	$412
Revenues from the Company’s ten most significant customers accounted for approximately 86% and 83% of revenues during the thirteen and thirty-nine weeks ended October 2, 2010, respectively. Revenues from the Company’s ten most significant customers accounted for approximately 87% of revenues during the thirteen and thirty-nine weeks ended October 3, 2009.
8. Income Taxes
In the thirteen and thirty-nine weeks ended October 2, 2010, the Company recorded income tax provisions of $38,000 and $87,000, respectively. In the thirteen and thirty-nine weeks ended October 3, 2009, the Company recorded income tax provisions of $228,000 and $68,000, respectively. The tax provisions for the thirteen and thirty-nine weeks ended October 2, 2010 are primarily due to deferred taxes recognized on intangibles amortized for income tax purposes but not for financial reporting purposes and interest recognized on reserves for uncertain tax positions. The tax provision for the thirteen and thirty-nine weeks ended October 3, 2009 is primarily related to recording a full valuation allowance against deferred tax assets related to the Company’s United Kingdom operations and interest recognized on reserves for uncertain tax positions. During the thirteen and thirty-nine weeks ended October 2, 2010, the Company recorded full valuation allowances against income tax benefits related to domestic and international operations in accordance with the provisions of FASB ASC 740 “Income Taxes,” which requires an estimation of the recoverability of the recorded income tax asset balances. As of October 2, 2010, the Company has recorded $33.6 million of valuation allowances attributable to its net deferred tax assets.
The Company analyzes its uncertain tax positions pursuant to the provisions of FASB ASC 740 “Income Taxes.” The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. There was no material activity related to the liability for uncertain tax positions during the thirteen and thirty-nine weeks ended October 2, 2010 and October 3, 2009. As of October 2, 2010, the Company has $1.0 million accrued for uncertain income tax positions, including interest and penalties. As of October 2, 2010, the Company believes that it is reasonably possible that the liability for uncertain tax positions will decrease by $0.8 million within the next 12 months due to the expiration of the statute of limitations of tax filings in foreign jurisdictions. The statute of limitations related to uncertain tax positions of $0.4 million expired on October 31, 2010.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003. As of October 2, 2010, the Company has no income tax examinations in process.

9. Loan to Officer
As of October 2, 2010, there is one outstanding line of credit between the Company and its Chief Executive Officer, Richard P. Nespola, which originated in fiscal year 2001. Aggregate borrowings outstanding against the line of credit at October 2, 2010 and January 2, 2010 totaled $300,000 and are due in September 2011. This amount is included in Prepaids and Other Current Assets in the current assets section of the Condensed Consolidated Balance Sheet (unaudited) as of October 2, 2010. This amount was included in other assets in the noncurrent assets section of the Condensed Consolidated Balance Sheet as of January 2, 2010. In accordance with the loan provisions, the interest rate charged on the loans is equal to the Applicable Federal Rate (AFR), as announced by the Internal Revenue Service, for short-term obligations (with annual compounding) in effect for the month in which the advance is made, until fully paid. Pursuant to the Sarbanes-Oxley Act, no further loan agreements or draws against the line may be made by the Company to, or arranged by the Company for, its executive officers. Interest payments on this loan are current as of October 2, 2010.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Regarding Forward-Looking Statements. In addition to historical information, this quarterly report contains forward-looking statements. Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements of assumptions underlying such statements, and statements of the Company’s or management’s intentions, hopes, beliefs, expectations or predictions of the future. Forward-looking statements can often be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “could,” “intends,” “plans,” “estimates” or “anticipates,” variations thereof or similar expressions. Certain risks and uncertainties could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause a difference include, but are not limited to, conditions in the industry sectors that we serve, including the slowing of client decisions on proposals and project opportunities along with scope reduction of existing projects, overall economic and business conditions, including the current economic slowdown and the difficult conditions in the credit markets, our ability to retain the limited number of large clients that constitute a major portion of our revenues, technological advances and competitive factors in the markets in which we compete, and the factors discussed in the sections entitled “Cautionary Statement Regarding Forward-Looking Information” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended January 2, 2010. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date of this report. We undertake no obligation to revise, or publicly release the results of any revision to, these forward-looking statements. Readers should carefully review the cautionary statements contained in our annual report and in other documents that we file from time to time with the Securities and Exchange Commission.
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
Our financial results are affected by macroeconomic conditions, credit market conditions, and the overall level of business confidence. Although the first three quarters of 2010 have demonstrated select positive economic indications, the global economic downturn of 2008 and 2009 has resulted in the continuance of elevated unemployment levels and reductions in capital and operating expenditures for some of our significant clients in the communications, technology, media and entertainment industries. We are also experiencing greater pricing pressure and an increased need for enhanced return on investment for projects or added sharing of risk and reward.

Revenues are driven by the ability of our team to secure new project contracts and deliver those projects in a way that adds value to our client in terms of return on investment or assisting clients to address a need or implement change. For the thirty-nine weeks ended October 2, 2010, revenues increased 6.2% to $50.8 million from $47.8 million for the thirty-nine weeks ended October 3, 2009 driven primarily by increased project demand for our strategic consultative offerings. Our international revenues were approximately 26% of total revenue during the thirty-nine weeks ended October 2, 2010, as compared to 29% for the thirty-nine weeks ended October 3, 2009. Our revenues are denominated in multiple currencies and are impacted by currency rate fluctuations.
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
Our gross margin was 38.3% for the thirty-nine weeks ended October 2, 2010 compared with 41.1% for the thirty-nine weeks ended October 3, 2009. The decrease in gross margin in the thirty-nine weeks ended October 2, 2010 as compared to the same period of 2009 is due to a combination of factors. The most significant items that impact our margins include the mix of project types, utilization of personnel and competitive pricing decisions, including volume discount programs. In addition, during the thirty-nine weeks ended October 2, 2010, we have incurred approximately $0.3 million in the development and launch of the initial SmartXchange handset recapture project.
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
Management has focused on aligning operating costs with operating segment revenues. Along with an increase in revenues, selling, general and administrative expenses were reduced by $1.1 million to $20.4 million for the thirty-nine weeks ended October 2, 2010 from $21.5 million for the thirty-nine weeks ended October 3, 2009. As a result, our selling, general and administrative expenses decreased as a percentage of revenues to 40.2% in the thirty-nine weeks ended October 2, 2010 from 44.9% in the thirty-nine weeks ended October 3, 2009. The reduction in selling, general and administrative expenses was driven primarily by reductions in personnel related costs. During the thirty-nine weeks ended October 2, 2010, selling, general and administrative expenses also included $0.7 million in transition and severance for personnel associated with the reorganization undertaken for 2010. In addition, selling, general and administrative expenses during the thirty-nine weeks ended October 2, 2010 included a reduction of $0.4 million in foreign currency losses as compared to the 2009 period. We will continue to evaluate selling, general and administrative expenses to maintain an appropriate cost structure relative to revenue levels.
Intangible asset amortization included in operating expenses decreased to $1.1 million in the thirty-nine weeks ended October 2, 2010 from $1.5 million in the thirty-nine weeks ended October 3, 2009. The decrease in amortization expense was due to the completion of amortization of some intangibles recorded in connection with our acquisitions of Cartesian Ltd and RVA Consulting LLC.
We recorded net losses of $0.7 million and $2.0 million for the thirteen and thirty-nine weeks ended October 2, 2010, respectively, compared to net losses of $0.5 million and $3.1 million for the thirteen and thirty-nine weeks ended October 3, 2009. The decrease in net loss for the thirty-nine weeks ended October 2, 2010 as compared to the thirty-nine weeks ended October 3, 2009 is primarily attributable to an increase in revenues and gross profit, effective cost management initiatives and a decrease in intangible amortization. We made significant strides in recent years to reduce our total operating cost structure with emphasis on selling, general and administrative expenses.
Despite the increase in revenues for the thirty-nine weeks ended October 2, 2010 as compared to the thirty-nine weeks ended October 3, 2009, the rate of change in the communications industry, driving convergence of media and telecommunications, consolidation of smaller providers and expanded deployment of wireless capabilities have added both opportunity and uncertainty for our clients. The general result is overall reduced client spending on many capital and operational initiatives. This reduction in spending, coupled with increased competition pursuing fewer opportunities, could result in further price reductions, fewer client projects, under-utilization of consultants, reduced operating margins and loss of market share. Declines in our revenues can have a significant impact on our financial results. Although we have a flexible cost base comprised primarily of employee and related costs, there is a lag in time required to scale the business appropriately if revenues are reduced. In addition, our future revenues and operating results may fluctuate from quarter to quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, consultant utilization rates, general economic conditions and other factors.

From a cash flow perspective, cash flows used in operating activities were $0.5 million during the thirty-nine weeks ended October 2, 2010 and cash flows provided by operating activities were $0.1 million during the thirty-nine weeks ended October 3, 2009. During the thirty-nine weeks ended October 2, 2010, cash used in operating activities included a negative impact of $0.9 million due to changes in working capital, partially offset by $0.4 million of positive cash flows from the results of operations (after adding back non-cash items to our net loss).
At October 2, 2010, we had working capital of approximately $16.9 million. In addition, our noncurrent investments of $5.9 million ($6.3 million par value) consist of auction rate securities held with Citigroup. Returns on our cash and investments have decreased over recent periods as a result of decreasing interest rates and a reduction in invested balances.
Our investments include auction rate securities guaranteed through the Federal Family Education Loan Program of the U.S. Department of Education. As discussed in Note 2, “Auction Rate Securities,” during the thirty-nine weeks ended October 2, 2010, our entire remaining auction rate securities portfolio held by a UBS affiliate were sold by us at par value of $5.5 million. Upon the sale of the securities, $3.7 million was applied to the line of credit from UBS and its affiliates. The line of credit was terminated, the ARS Rights expired unexercised and we received the remaining sales proceeds of $1.8 million. As a result, working capital as of October 2, 2010 includes no short-term investments or borrowings.
Additionally, during the thirty-nine weeks October 2, 2010, we sold our Brazos Student Finance Corporation Student Loan Asset Backed Notes with a par value of $1.0 million held as part of our auction rate securities portfolio with Citigroup. We received $950,000 in proceeds from the transaction.
During the first quarter of 2009, we entered into a loan agreement with Citigroup to provide liquidity for the remainder of our $7.25 million auction rate securities portfolio held with Citigroup. Under the loan agreement, we have access to a revolving line of credit of up to 50% of the par value of the auction rate securities that we have pledged as collateral, or $3.125 million based upon the Company’s current holdings of $6.25 million of auction rate securities. We have made no borrowings under the line of credit with Citigroup.
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
As of October 2, 2010, $5.9 million in auction rate securities ($6.3 million par value) is reflected as non-current assets on our Condensed Consolidated Balance Sheet (unaudited). As of January 2, 2010, $6.9 million in auction rate securities ($7.3 million par value) was reflected as non-current assets on our Condensed Consolidated Balance Sheet (unaudited). All of these auction rate securities are classified as available-for-sale investments. For auction rate securities classified as available-for-sale, we recognized unrealized holding gains of $49,000 and $50,000, respectively during the thirteen and thirty-nine weeks ended October 2, 2010 and recognized unrealized holding gains of $31,000 and $720,000, respectively during the thirteen and thirty-nine weeks ended October 3, 2009.
As of January 2, 2010, we had $5.4 million ($5.5 million par value) in auction rate securities reflected as current assets. The auction rate securities classified as short-term investments were held with a UBS affiliate. During 2008, we reached a settlement agreement related to our auction rate securities held in accounts with a UBS affiliate. Pursuant to the terms of the settlement with UBS, UBS held discretionary rights to sell or otherwise dispose of our auction rate securities (“ARS Rights”), provided that we were entitled to the par value of the auction rate securities upon any disposition. Upon accepting the UBS settlement, we made a one-time election to transfer our UBS auction rate securities holdings from available-for-sale securities to trading securities under FASB ASC 320. For auction rate securities classified as trading securities, we recognized no gains or losses on auction rate securities during the thirteen weeks ended October 2, 2010 and recognized realized holding gains of $342,000 offset by realized losses on the Company’s ARS Rights of $286,000 during the thirty-nine weeks ended October 2, 2010. For auction rate securities classified as trading securities, we recognized realized holding gains of $208,000 and $606,000, respectively, offset by realized losses on the Company’s ARS Rights of $191,000 and $484,000, respectively, during the thirteen and thirty-nine weeks ended October 3, 2009. The ARS Rights were measured at fair value under FASB ASC 825. During the thirty-nine weeks ended October 2, 2010, all of the auction rate securities classified as trading were sold at par value of $5.5 million.
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
Impairment of Goodwill and Long-lived Assets — As of October 2, 2010, we had $8.1 million in goodwill and $1.0 million in long-lived intangible assets, net of accumulated amortization. Goodwill and other long-lived intangible assets arising from our acquisitions are subjected to periodic review for impairment. FASB ASC 350 “Intangibles-Goodwill and Other” requires an evaluation of these indefinite-lived assets annually and whenever events or circumstances indicate that such assets may be impaired. The evaluation is conducted at the reporting unit level and compares the calculated fair value of the reporting unit to its book value to determine whether impairment has been deemed to occur. Any impairment charge would be based on the most recent estimates of the recoverability of the recorded goodwill. If the remaining book value assigned to goodwill in an acquisition is higher than the estimated fair value of the reporting unit, there is a requirement to write down these assets.
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
Revenue Recognition — We recognize revenues from time and materials consulting contracts in the period in which our services are performed. We recognized $7.5 million and $6.4 million in revenues from time and materials contracts during the thirteen weeks ended October 2, 2010 and October 3, 2009, respectively. We recognized $20.2 million and $19.4 million in revenues from time and materials contracts during the thirty-nine weeks ended October 2, 2010 and October 3, 2009, respectively. In addition to time and materials contracts, our other types of contracts include fixed fee contracts and contingent fee contracts. During the thirteen weeks ended October 2, 2010 and October 3, 2009, we recognized $8.9 million and $10.4 million in revenues on these other types of contracts. We recognized $30.6 million and $28.4 million in revenues from these other types of contracts during the thirty-nine weeks ended October 2, 2010 and October 3, 2009, respectively. We recognize revenues on milestone or deliverables-based fixed fee contracts and time and materials contracts not to exceed contract price using the percentage of completion-like method described by FASB ASC 605-35, “ Revenue Recognition — Construction-Type and Production-Type Contracts ” (formerly AICPA Statement of Position (“SOP”) No. 81-1, “ Accounting for Performance of Construction-Type and Certain Production-Type Contracts” ). For fixed fee contracts where services are not based on providing deliverables or achieving milestones, we recognize revenues on a straight-line basis over the period during which such services are expected to be performed. In connection with some fixed fee contracts, we receive payments from customers that exceed recognized revenues. We record the excess of receipts from customers over recognized revenue as deferred revenue. Deferred revenue is classified as a current liability to the extent it is expected to be earned within twelve months from the date of the balance sheet.

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
We also may enter into contingent fee contracts, in which revenue is subject to achievement of savings or other agreed upon results, rather than time spent. Due to the nature of contingent fee contracts, we recognize costs as they are incurred on the project and defer revenue recognition until the revenue is realizable and earned as agreed to by our clients. Although these contracts can be very rewarding, the profitability of these contracts is dependent on our ability to deliver results for our clients and control the cost of providing these services. These types of contracts are typically more results-oriented and are subject to greater risk associated with revenue recognition and overall project profitability than traditional time and materials contracts. Revenues associated with contingent fee contracts were not material during the thirteen and thirty-nine weeks ended October 2, 2010 or October 3, 2009.
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
In addition, under FASB ASC 718 we are required to net estimated forfeitures against compensation expense. This requires us to estimate the number of awards that will be forfeited prior to vesting. If actual forfeitures in future periods are different than our initial estimate, the compensation expense that we ultimately record under FASB ASC 718 may differ significantly from what was originally estimated. The weighted average estimated forfeiture rate for unvested options outstanding as of October 2, 2010 is 39%.
Accounting for Income Taxes — Accounting for income taxes requires significant estimates and judgments on the part of management. Such estimates and judgments include, but are not limited to, the effective tax rate anticipated to apply to tax differences that are expected to reverse in the future, the sufficiency of taxable income in future periods to realize the benefits of net deferred tax assets and net operating losses currently recorded and the likelihood that tax positions taken in tax returns will be sustained on audit. We account for income taxes in accordance with FASB ASC 740 “Income Taxes.” As required by FASB ASC 740, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. FASB ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of October 2, 2010, cumulative valuation allowances in the amount of $33.6 million were recorded in connection with the net deferred income tax assets. As required by FASB ASC 740, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the guidance. Pursuant to FASB ASC 740, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As of October 2, 2010, we have recorded a liability of approximately $1.0 million for unrecognized tax benefits. The statute of limitations related to uncertain tax positions of $0.4 million expired on October 31, 2010.
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
Research and Development and Capitalized Software Costs — Software development costs are accounted for in accordance with FASB ASC 985-20, “Software — Costs of Software to Be Sold, Leased, or Marketed.” Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. We capitalize development costs incurred during the period between the establishment of technological feasibility and the release of the final product to customers. During the thirteen and thirty-nine weeks ended October 2, 2010, software development costs of $116,000 and $439,000, respectively, were expensed as incurred. During the thirteen and thirty-nine weeks ended October 3, 2009, software development costs of $144,000 and $390,000, respectively, were expensed as incurred. No software development costs were capitalized during the thirteen and thirty-nine weeks ended October 2, 2010 and October 3, 2009.
RESULTS OF OPERATIONS
THIRTEEN WEEKS ENDED OCTOBER 2, 2010 COMPARED TO THIRTEEN WEEKS ENDED OCTOBER 3, 2009
REVENUES
Revenues decreased 2.5% to $16.4 million for the thirteen weeks ended October 2, 2010 from $16.8 million for the thirteen weeks ended October 3, 2009. The decrease in revenues is primarily due to lower revenues in our EMEA segment due to a decline in demand for technology and software services and a negative impact of $0.2 million as a result of exchange rate movements.
North America Segment — North America segment revenues were $12.3 million for the thirteen weeks ended October 2, 2010 and October 3, 2009. During the thirteen weeks ended October 2, 2010, the North America segment provided services on 91 customer projects, compared to 75 projects performed in the thirteen weeks ended October 3, 2009. Average revenue per project was $135,000 in the thirteen weeks ended October 2, 2010, compared to $176,000 in the thirteen weeks ended October 3, 2009. Revenues recognized in connection with fixed price engagements totaled $6.2 million and $8.2 million, representing 50.5% and 61.6% of total revenues of the segment, for the thirteen weeks ended October 2, 2010 and October 3, 2009, respectively.
EMEA Segment — EMEA segment revenues decreased by 8.4% to $4.1 million for the thirteen weeks ended October 2, 2010 from $4.5 million for the thirteen weeks ended October 3, 2009. All revenues were generated internationally. During the thirteen weeks ended October 2, 2010 and October 3, 2009, this segment provided services on 62 and 95 customer projects, respectively. Average revenue per project was approximately $55,000 and $40,000 for the thirteen weeks ended October 2, 2010 and October 3, 2009, respectively. The decrease in the number of customer projects and increase in revenue per project for the thirteen weeks ended October 2, 2010 as compared to the 2009 period is primarily due to the commencement of several large projects during the 2010 period as a result of our clients’ increased concentration on key business issues. Revenues from post-contract software related support services were approximately $673,000 and $632,000 for the thirteen weeks ended October 2, 2010 and October 3, 2009, respectively. There were no revenues from software licensing during the thirteen weeks ended October 2, 2010. Revenues from software licensing during the thirteen weeks ended October 3, 2009 were $3,000.
COSTS OF SERVICES
Costs of services increased 2.3% to $10.2 million for the thirteen weeks ended October 2, 2010 from $9.9 million for the thirteen weeks ended October 3, 2009. Our gross margin was 37.9% for the thirteen weeks ended October 2, 2010 compared to 40.8% for the thirteen weeks ended October 3, 2009. Cost of services during the thirteen weeks ended October 2, 2010 were $7.6 million and $2.6 million, respectively, in our North America and EMEA segments. Cost of services during the thirteen weeks ended October 3, 2009 were $6.9 million and $3.0 million, respectively, in our North America and EMEA segments. Our North America segment gross margin was 38.1% for the thirteen weeks ended October 2, 2010 compared to 43.5% for the thirteen weeks ended October 3, 2009. The decrease in gross margin in the third quarter of 2010 as compared to the same period of 2009 in our North America segment is primarily due to the completion of a large management consulting project in 2009, partially offset by an increase in strategy engagements resulting in higher utilization of our fixed employee consulting base. Our EMEA segment gross margin was 34.7% for the thirteen weeks ended October 2, 2010, compared to 33.6% for the thirteen weeks ended October 3, 2009. The increase in gross margin in the EMEA segment is primarily related to reductions in delivery costs partially offset by lower revenue volumes driven by a reduction in demand for software services. Costs of services in the EMEA segment included amortization of intangible assets of $145,000 and $154,000, respectively, for the thirteen weeks ended October 2, 2010 and October 3, 2009, related to acquired software. The reduction in intangible amortization is due to exchange rate movements.
OPERATING EXPENSES
Operating expenses were $6.9 million and $7.2 million for the thirteen weeks ended October 2, 2010 and October 3, 2009, respectively. Operating expenses for both periods included selling, general and administrative expenses (inclusive of share-based compensation) and intangible asset amortization.
Selling, general and administrative expenses decreased to $6.6 million for the thirteen weeks ended October 2, 2010, compared to $6.7 million for the thirteen weeks ended October 3, 2009. As a percentage of revenues, our selling, general and administrative expenses were 40.0% for the thirteen weeks ended October 2, 2010, compared to 40.1% for the thirteen weeks ended October 3, 2009.
Intangible asset amortization decreased by $166,000 to $340,000 for the thirteen weeks ended October 2, 2010, compared to $506,000 for the thirteen weeks ended October 3, 2009. The decrease in amortization expense was primarily due to the completion of amortization of various intangibles recorded in connection with acquisitions.
OTHER INCOME AND EXPENSES
Interest income was $32,000 and $50,000 for the thirteen weeks ended October 2, 2010 and October 3, 2009, respectively, and represented interest earned on invested balances. Interest income decreased for the thirteen weeks ended October 2, 2010 as compared to the thirteen weeks ended October 3, 2009, due primarily to reductions in interest rates and reductions in invested balances. We primarily invest in money market funds and have holdings in auction rate securities. For the thirteen weeks ended October 2, 2010, other income includes $50,000 in realized holding losses for auction rate securities classified as available for sale that were sold during the period. For the thirteen weeks ended October 3, 2009, other income includes $208,000 in realized holding gains for auction rate securities classified as trading securities, offset by realized losses on our ARS Rights of $191,000. In addition, other income for the thirteen weeks ended October 3, 2009 includes $28,000 related to the settlement of a foreign withholding tax dispute.
INCOME TAXES
During the thirteen weeks ended October 2, 2010 and October 3, 2009, respectively, we recorded income tax provisions of $38,000 and $228,000. The tax provision for the thirteen weeks ended October 2, 2010 is primarily due to deferred taxes recognized on intangibles amortized for income tax purposes but not for financial reporting purposes and interest recognized on reserves for uncertain tax positions. The tax provision for the thirteen weeks ended October 3, 2009 is primarily related to recording a full valuation allowance against deferred tax assets related to our United Kingdom operations. For the thirteen weeks ended October 2, 2010 and October 3, 2009, we recorded no income tax benefit related to our domestic and international pre-tax losses in accordance with the provisions of FASB ASC 740, “Income Taxes”, which requires an estimation of our ability to use recorded deferred income tax assets. We currently have recorded a valuation allowance against all domestic and international deferred income tax assets generated due to uncertainty about their ultimate realization due to our history of operating losses. If we continue to report net operating losses for financial reporting in either our domestic or international operations, no additional tax benefit would be recognized for those losses, since we will not have accumulated enough positive evidence to support our ability to utilize the net operating loss carryforwards in the future.
NET LOSS
We had a net loss of $0.7 million for the thirteen weeks ended October 2, 2010 compared to a net loss of $0.5 million for the thirteen weeks ended October 3, 2009. The increase in net loss is due to higher cost of services on slightly lower sales.

THIRTY-NINE WEEKS ENDED OCTOBER 2, 2010 COMPARED TO THIRTY-NINE WEEKS ENDED OCTOBER 3, 2009
REVENUES
Revenues increased 6.2% to $50.8 million for the thirty-nine weeks ended October 2, 2010 from $47.8 million for the thirty-nine weeks ended October 3, 2009. The increase in revenues is primarily due to an increase in demand for strategic consulting within our North America segment, partially offset by a decrease in revenues in our EMEA segment.
North America Segment — North America segment revenues increased 12.7% to $38.7 million for the thirty-nine weeks ended October 2, 2010 from $34.4 million for the same period of 2009. During the thirty-nine weeks ended October 2, 2010, the North America segment provided services on 144 customer projects, compared to 125 projects performed in the thirty-nine weeks ended October 3, 2009. Average revenue per project was $269,000 in the thirty-nine weeks ended October 2, 2010, compared to $275,000 in the thirty-nine weeks ended October 3, 2009. Revenues recognized in connection with fixed price engagements totaled $23.1 million and $22.0 million, representing 59.6% and 64.0% of total revenues of the segment, for the thirty-nine weeks ended October 2, 2010 and October 3, 2009, respectively. This increase in revenues from fixed price engagements is primarily due to an increase in strategic consulting.
EMEA Segment — EMEA segment revenues decreased by 10.2% to $12.1 million for the thirty-nine weeks ended October 2, 2010 from $13.5 million for the thirty-nine weeks ended October 3, 2009. All revenues were generated internationally. The decrease in revenue for the thirty-nine weeks ended October 2, 2010 as compared to the 2009 period is primarily due to a decline in demand for technology and software services. During the thirty-nine weeks ended October 2, 2010 and October 3, 2009, this segment provided services on 134 and 179 customer projects, respectively. Average revenue per project was approximately $76,000 and $64,000, respectively, for the thirty-nine weeks ended October 2, 2010 and October 3, 2009. The decrease in the number of customer projects and increase in revenue per project for the thirty-nine weeks ended October 2, 2010 as compared to the 2009 period is primarily due to the commencement of several large projects during the 2010 period as a result of our clients’ increased concentration on key business issues. Revenues from post-contract software related support services were approximately $1,950,000 and $1,702,000 for the thirty-nine weeks ended October 2, 2010 and October 3, 2009, respectively. There were no revenues from software licensing during the thirty-nine weeks ended October 2, 2010. Revenues from software licensing during the thirty-nine weeks ended October 3, 2009 were $431,000.
COSTS OF SERVICES
Costs of services increased 11.4% to $31.4 million for the thirty-nine weeks ended October 2, 2010 compared to $28.2 million for the thirty-nine weeks ended October 3, 2009. As a percentage of revenues, our gross margin was 38.3% for the thirty-nine weeks ended October 2, 2010, compared to 41.1% for the thirty-nine weeks ended October 3, 2009. Cost of services during the thirty-nine weeks ended October 2, 2010 were $23.3 million and $8.1 million, respectively, in our North America and EMEA segments. Cost of services during the thirty-nine weeks ended October 3, 2009 were $19.6 million and $8.6 million, respectively, in our North America and EMEA segments. Our North America segment gross margin was 39.7% for the thirty-nine weeks ended October 2, 2010 compared to 43.1% for the thirty-nine weeks ended October 3, 2009. The decrease in gross margin in the first half of 2010 as compared to the same period of 2009 in our North America segment is primarily due to longer term and lower margin management consulting projects and the completion of a large management consulting project in 2009, partially offset by an increase in strategy engagements resulting in higher utilization of our fixed employee consulting base. Our EMEA segment gross margin was 32.8% for the thirty-nine weeks ended October 2, 2010, compared to 36.0% for the thirty-nine weeks ended October 3, 2009. Margin reductions in the EMEA segment are primarily related to lower revenue volumes driven by a reduction in demand for technology and software services. Costs of services in the EMEA segment included amortization of intangible assets of $432,000 and $434,000, respectively, for the thirty-nine weeks ended October 2, 2010 and October 3, 2009, related to acquired software. The reduction in intangible amortization is due to exchange rate movements.
OPERATING EXPENSES
Operating expenses decreased by 6.4% to $21.5 million for the thirty-nine weeks ended October 2, 2010, from $23.0 million for the thirty-nine weeks ended October 3, 2009. Operating expenses for both periods included selling, general and administrative expenses (inclusive of share-based compensation) and intangible asset amortization.
Selling, general and administrative expenses decreased to $20.4 million for the thirty-nine weeks ended October 2, 2010, compared to $21.5 million for the thirty-nine weeks ended October 3, 2009. As a percentage of revenues, our selling, general and administrative expense was 40.2% for the thirty-nine weeks ended October 2, 2010, compared to 44.9% for the thirty-nine weeks ended October 3, 2009. The decrease in selling, general and administrative expenses was primarily due to reductions in personnel related costs of $1.1 million and professional fees of $0.1 million, partially offset by an increase of $0.5 million in severance costs. The severance costs in the 2010 period relate to transition and severance for personnel associated with the reorganization undertaken for 2010. In addition, selling, general and administrative expenses during the thirty-nine weeks ended October 2, 2010 included a reduction of $0.4 million in foreign currency losses as compared to the 2009 period. We continue to evaluate alignment of costs to revenues for each operating segment.
Intangible asset amortization decreased from $1,471,000 for the thirty-nine weeks ended October 3, 2009 to $1,061,000 for the thirty-nine weeks ended October 2, 2010. The decrease in amortization expense was primarily due to the completion of amortization of various intangibles recorded in connection with acquisitions.

OTHER INCOME AND EXPENSES
Interest income was $140,000 and $188,000 for the thirty-nine weeks ended October 2, 2010 and October 3, 2009, respectively, and represented interest earned on invested balances. Interest income decreased for the thirty-nine weeks ended October 2, 2010 as compared to the thirty-nine weeks ended October 3, 2009 due primarily to reductions in invested balances and reductions in interest rates. We primarily invest in money market funds and have holdings in auction rate securities. For the thirty-nine weeks ended October 2, 2010, other income includes $342,000 in realized holding gains for auction rate securities classified as trading securities, offset by realized losses on our ARS Rights of $286,000. In addition, Other Income for the thirty-nine weeks ended October 2, 2010 includes $50,000 in realized holding losses for auction rate securities classified as available for sale that were sold during the period. For the thirty-nine weeks ended October 3, 2009, other income includes $606,000 in realized holding gains for auction rate securities classified as trading securities, offset by realized losses on our ARS Rights of $484,000. In addition, other income for the thirty-nine weeks ended October 3, 2009 includes $28,000 related to the settlement of a foreign withholding tax dispute.
INCOME TAXES
In the thirty-nine weeks ended October 2, 2010 and October 3, 2009, we recorded income tax provisions of $87,000 and $68,000, respectively. The tax provision for the thirty-nine weeks ended October 2, 2010 is primarily due to deferred taxes recognized on intangibles amortized for income tax purposes but not for financial reporting purposes and interest recognized on reserves for uncertain tax positions. The tax provision for the thirty-nine weeks ended October 3, 2009 is primarily related to recording a full valuation allowance against deferred tax assets related to our United Kingdom operations and interest recognized on reserves for uncertain tax positions. For the thirty-nine weeks ended October 2, 2010 and October 3, 2009, we recorded no income tax benefit related to our domestic and international pre-tax losses in accordance with the provisions of FASB ASC 740, “Income Taxes”, which requires an estimation of our ability to use recorded deferred income tax assets. We currently have recorded a valuation allowance against all domestic and international deferred income tax assets generated due to uncertainty about their ultimate realization due to our history of operating losses. If we continue to report net operating losses for financial reporting in either our domestic or international operations, no additional tax benefit would be recognized for those losses, since we will not have accumulated enough positive evidence to support our ability to utilize the net operating loss carryforwards in the future.
NET LOSS
We had net loss of $2.0 million for the thirty-nine weeks ended October 2, 2010 compared to a net loss of $3.1 million for the thirty-nine weeks ended October 3, 2009. This decrease in net loss is primarily attributable to effective cost management initiatives that resulted in reduced operating expenses and a decrease in intangible amortization, partially offset by a reduction in gross profit.
STATEMENT REGARDING NON-GAAP FINANCIAL MEASUREMENT
In addition to net loss and net loss per share on a GAAP basis, our management uses a non-GAAP financial measure, “Non-GAAP adjusted net income or loss,” in its evaluation of our performance, particularly when comparing performance to the prior year’s period and on a sequential basis. This non-GAAP measure contains certain non-GAAP adjustments which are described in the following schedule entitled “Reconciliation of GAAP Net Loss to Non-GAAP Adjusted Net Income (Loss).” In making these non-GAAP adjustments, we take into account certain non-cash expenses and benefits, including tax effects as applicable, and the impact of certain items that are generally not expected to be on-going in nature or that are unrelated to our core operations. Management believes the exclusion of these items provides a useful basis for evaluating underlying business performance, but should not be considered in isolation and is not in accordance with, or a substitute for, evaluating our performance utilizing GAAP financial information. We believe that providing such adjusted results allows investors and other users of our financial statements to better understand TMNG’s comparative operating performance for the periods presented. TMNG’s non-GAAP measure may differ from similar measures by other companies, even if similar terms are used to identify such measures. Although TMNG’s management believes the non-GAAP financial measure is useful in evaluating the performance of its business, TMNG acknowledges that items excluded from such measure have a material impact on our net loss and net loss per share calculated in accordance with GAAP. Therefore, management uses non-GAAP measures in conjunction with GAAP results. Investors and other users of our financial information should also consider the above factors when evaluating TMNG’s results. All per share amounts have been adjusted to reflect the 1-for-5 reverse stock split of the Company’s common stock effective February 7, 2010.

THE MANAGEMENT NETWORK GROUP, INC.
RECONCILIATION OF GAAP NET LOSS TO NON-GAAP ADJUSTED NET INCOME (LOSS)
(unaudited)
(in thousands, except per share data)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009

Reconciliation of GAAP net loss to non-GAAP adjusted net income (loss):
GAAP net loss	$(723)	$(527)	$(1,973)	$(3,061)

Realized loss (gain) on auction rate securities	50	(17)	(6)	(122)
Depreciation and amortization	683	873	2,076	2,529
Non-cash share based compensation expense	61	173	258	724
Tax effect of applicable non-GAAP adjustments	30	20	98	(200)

Adjustments to GAAP net loss	824	1,049	2,426	2,931

Non-GAAP adjusted net income (loss)	$101	$522	$453	$(130)

Reconciliation of GAAP net loss per diluted common share to non-GAAP adjusted net income (loss) per diluted common share:
GAAP net loss per diluted common share	$(0.10)	$(0.08)	$(0.28)	$(0.44)

Realized loss (gain) on auction rate securities	0.00	(0.00)	(0.00)	(0.02)
Depreciation and amortization	0.10	0.12	0.29	0.36
Non-cash share based compensation expense	0.01	0.03	0.04	0.11
Tax effect of applicable non-GAAP adjustments	0.00	0.00	0.01	(0.03)

Adjustments to GAAP net loss per diluted common share	0.11	0.15	0.34	0.42

Non-GAAP adjusted net income (loss) per diluted common share	$0.01	$0.07	$0.06	$(0.02)

Weighted average shares used in calculation of diluted net income (loss) per common share	7,062	7,015	7,043	6,974

LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities was $0.5 million the thirty-nine weeks ended October 2, 2010. Net cash provided by operating activities was $0.1 million for the thirty-nine weeks ended October 3, 2009. During the thirty-nine weeks ended October 2, 2010, cash used in operating activities included a negative impact of $0.9 million due to changes in working capital, partially offset by $0.4 million of positive cash flows from the results of operations (after adding back non-cash items to our net loss). For the thirty-nine weeks ended October 3, 2009, cash provided by operating activities was primarily due to the results of operations (after adding back non-cash items to our net loss).
Net cash provided by investing activities was $5.9 million the thirty-nine weeks ended October 2, 2010. Net cash used in investing activities was $2.4 million for the thirty-nine weeks ended October 3, 2009. Investing activities include proceeds from sales of short-term and noncurrent investments of $6.5 million in the thirty-nine weeks ended October 2, 2010. Investing activities for the thirty-nine weeks ended October 3, 2009 included $1.9 million in earn-out payments related to the acquisition of Cartesian. Investing activities also included $0.5 million for both the thirty-nine weeks ended October 2, 2010 and October 3, 2009 related to the purchase of office equipment, software and computer equipment.
Net cash used in financing activities was $3.3 million for the thirty-nine weeks ended October 2, 2010. Net cash provided by financing activities was $2.9 million for the thirty-nine weeks ended October 3, 2009. Financing activities in the thirty-nine weeks ended October 2, 2010 included $3.7 million in repayments on a line of credit and $0.9 million in proceeds from line of credit borrowings. Financing activities in the 2009 period included $3.4 million in proceeds from line of credit borrowings. In addition, in both periods payments of $0.5 million were made on long-term obligations.
At October 2, 2010, we had approximately $8.3 million in cash and cash equivalents ($4.1 million of which is denominated in pounds sterling) and $16.9 million in net working capital. In addition, as discussed below, we have established lines of credit totaling $3.1 million against our remaining auction rate securities portfolio, of which we have no borrowings as of October 2, 2010. We believe we have sufficient cash and access to credit to meet anticipated cash requirements, including anticipated capital expenditures, earn-out payments, and any future operating losses that may be incurred, for at least the next 12 months. Should our cash and available lines of credit prove insufficient we may need to obtain new debt or equity financing to support our operations or complete acquisitions. Credit and capital markets have continued to experience unusual volatility and disruption, and equity and debt financing have generally become more expensive and difficult to obtain. If we need to obtain new debt or equity financing to support our operations or complete acquisitions in the future, we may be unable to obtain debt or equity financing or reasonable terms. We have established a flexible model that provides a lower fixed cost structure than most consulting firms, enabling us to scale operating cost structures more quickly based on market conditions, although there is a lag in time required to scale the business appropriately if revenues are reduced. If demand for our consulting services declines or we experience negative cash flow, we could experience liquidity challenges at some point in the future.
On March 19, 2009, we entered into a loan agreement with Citigroup Global Markets, Inc. (“Citigroup”) to provide liquidity for our $7.3 million auction rate securities portfolio held with Citigroup. Under the loan agreement, we have access to a revolving line of credit of up to 50% of the par value of the auction rate securities that we have pledged as collateral, or $3.125 million based upon our current holdings of $6.25 million of auction rate securities. The interest rate as of October 2, 2010 that we would pay on amounts borrowed is the federal funds rate plus 3.25%. The interest rate may change in future periods based on the change in the spread over the federal funds rate. The line of credit is not for any specific term or duration and Citigroup may demand full or partial payment of amounts borrowed on the line of credit, at its sole option and without cause, at any time. Citigroup may, at any time, in its discretion, terminate the line of credit with proper notice. No amounts have been borrowed against this line of credit.
As of January 2, 2010, we held auction rate securities with a UBS affiliate with a fair value of $5.4 million ($5.5 million par value). As of January 2, 2010, we had borrowed $2.8 million under the line of credit. Because we intended to exercise our right under the ARS Rights to sell to UBS our auction rate securities held in accounts with UBS and a UBS affiliate on June 30, 2010, we classified these auction rate securities as current assets and the line of credit with UBS as a current liability in the Consolidated Balance Sheet as of January 2, 2010. During the thirty-nine weeks ended October 2, 2010, we borrowed an additional $880,000 on the line of credit, making the outstanding balance $3.68 million.
During the thirty-nine weeks ended October 2, 2010, our entire auction rate securities portfolio held by a UBS affiliate was sold by us at par value of $5.5 million. Upon the sale of the securities, $3.7 million was applied to the line of credit from UBS. The line of credit was terminated, the ARS Rights expired unexercised and we received the remaining sales proceeds of $1.8 million.
In addition, during the thirty-nine weeks ended October 2, 2010, we sold the Brazos Student Finance Corporation Student Loan Asset Backed Notes with a par value of $1.0 million held as part of the Company’s auction rate securities portfolio with Citigroup. We received $950,000 in proceeds from the transaction. As a result of this transaction, $50,000 in losses were reclassified from Accumulated Other Comprehensive Loss in stockholders’ equity and recognized in Other Income (Expense) in the Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited).
As of October 2, 2010, we held auction rate securities with Citigroup in the face amount of $6.3 million collateralized by government guaranteed student loans. The estimated fair value of the auction rate securities is $5.9 million as of October 2, 2010.
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
FINANCIAL COMMITMENTS
During fiscal year 2007, we acquired all of the outstanding membership interests of RVA. In addition to consideration paid at closing for this acquisition, we accrued $344,000 during the thirteen weeks ended July 3, 2010 for consideration earned by RVA and payable during the fourth quarter 2010. See Note 4, “Business Combinations,” in the Notes to the Condensed Consolidated Financial Statements (unaudited).
During the thirty-nine weeks ended October 3, 2009, we entered into an agreement under which we have a commitment to purchase a minimum of $401,000 in computer software over a three year period. As of October 2, 2010, we have an obligation of $189,000 remaining under this commitment.
During August 2010, we executed a lease agreement for new office space in Boston, Massachusetts. The lease commences on February 1, 2011 and runs for five years and three months from the commencement date. Future minimum payments over the term of this lease are $2.0 million.

During September 2010, we executed a lease amendment for our office space in London, United Kingdom. The amendment extends the lease through November 2015 and adjusts the payments due under the lease. Future minimum payments as of October 2, 2010 over the remaining term of this lease are $3.0 million.
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
A review and evaluation was performed by our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of October 2, 2010.
There were no changes in our internal control over financial reporting during the fiscal quarter ended October 2, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We have not been subject to any material new litigation since the filing on April 1, 2010 of our Annual Report on Form 10-K for the year ended January 2, 2010.
ITEM 1A. RISK FACTORS
Not applicable
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. REMOVED AND RESERVED
ITEM 5. OTHER INFORMATION
(a) Information Required to be Disclosed in a Report on Form 8-K, but not Reported
On August 16, 2010, we executed a Lease Agreement with Two Financial Center, LLC for new office space in Boston, Massachusetts. The lease commences on February 1, 2011 and runs for five years and three months from the commencement date. Future minimum payments over the term of this lease are $2.0 million. A copy of the Lease Agreement is filed as Exhibit 10.1 to this Form 10-Q.
On September 30, 2010, we executed a lease amendment in the form of a Deed of Variation with EPO (Norman) Limited and EPO (Norman 2) Limited for our office space in London, United Kingdom. The amendment extends the lease through November 2015 and adjusts the payments due under the lease. Future minimum payments as of October 2, 2010 over the remaining term of this lease are $3.0 million. A copy of the Deed of Variation is filed as Exhibit 10.2 to this Form 10-Q.

ITEM 6. EXHIBITS
(a) Exhibits
Exhibit 10.1	Lease Agreement between Two Financial Center, LLC and the Company, dated August 16, 2010, is attached to this Form 10-Q as Exhibit 10.1.

Exhibit 10.2	Deed of Variation of the lease between EPO (Norman) Limited, EPO (Norman 2) Limited and the Company, dated September 30, 2010, is attached to this Form 10-Q as Exhibit 10.2.

Exhibit 31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.	Certifications furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Management Network Group, Inc.
(Registrant)

Date: November 16, 2010	By	/s/ Richard P. Nespola
(Signature)
Richard P. Nespola Chairman and Chief Executive Officer (Principal executive officer)

Date: November 16, 2010	By	/s/ Donald E. Klumb
(Signature)
Donald E. Klumb Chief Financial Officer and Treasurer (Principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
Exhibit 10.1	Lease Agreement between Two Financial Center, LLC and the Company, dated August 16, 2010, is attached to this Form 10-Q as Exhibit 10.1.

Exhibit 10.2	Deed of Variation of the lease between EPO (Norman) Limited, EPO (Norman 2) Limited and the Company, dated September 30, 2010, is attached to this Form 10-Q as Exhibit 10.2.

Exhibit 31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.	Certifications furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.