Form 10-K
period 2011-01-01
MANAGEMENT NETWORK GROUP INC
filed 2011-03-31
CIK 1094814

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 1, 2011
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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     The aggregate market value of the voting common stock held by non-affiliates of the Registrant, as of July 3, 2010 was approximately $11,800,000. Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded for purposes of this calculation. The treatment of such holders as affiliates for purposes of this calculation is not intended as a conclusive determination of affiliate status for other purposes. As of March 25, 2011, the Registrant had 7,073,330 shares of common stock, par value $0.005 per share (the Common Stock), issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     The information required to be provided in Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K is hereby incorporated by reference from our definitive 2011 proxy statement which will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended January 1, 2011.

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
          Forward-looking statements involve risks and uncertainties and are not guarantees of future performance or results. Our actual financial condition, results of operations or business may vary materially from those contemplated by such forward looking statements. Investors are cautioned not to place undue reliance on any forward-looking statements. Factors that might affect actual results, performance, or achievements include, among other things, the factors described in “Risks Related to Current Economic Conditions and Technology” in Item 1 below and the following factors:
•	conditions in the industry sectors that we serve, including the economic conditions in such industry sectors, that can result in slowing client decisions on proposals and project opportunities along with scope reduction of existing projects;

•	the financial condition and business strategies of our customers in the converging communications, media and entertainment industry and the investment banking and private equity firms investing in that industry;

•	overall economic and business conditions, including the current economic slowdown;

•	the level of demand for our services;

•	the potential continuation or recurrence of recent losses from operations, negative cash flow and reductions in our cash reserves;

•	our ability to retain the limited number of large clients that constitute a major portion of our revenues;

•	fluctuations in our quarterly operating results;

•	our ability to reduce our cost structure to align with reduced demand and to control costs under fixed fee contracts, which make up a substantial portion of our business;

•	our ability to compete in intensively competitive markets, including our ability to address actions by competitors that could render our services less competitive, such as increasing price competition in recent years, which may cause our revenues, gross profits and income to decline;

•	our ability to address the challenges of conducting business in foreign countries, including risks of unfavorable foreign currency exchange rates or fluctuations and changes in local laws;

•	the possibility of further impairments of goodwill if our financial performance does not meet or exceed our projections used to value the assets or if there is a further decline in our stock price;

•	the possibility of further write-downs in the value of our auction rate securities due to future fluctuations in interest rates, counter-party credit ratings and liquidity in the secondary market for these securities;

•	our ability to successfully integrate acquisitions and to successfully locate new acquisition candidates;

•	our level of cash and non-cash expenditures;

•	technological advances and competitive factors in the markets in which we compete;

•	the possibility of the cancellation of key client contracts, which may be cancelled on short notice;

•	the ability to successfully launch new product and market initiatives;

•	the ability to retain key management and consulting personnel, particularly given the performance of our stock and the impact of a low stock price on the value of share-based compensation;

•	the possible reclassification of our independent contractors as full-time employees by the taxing and/or labor and employment authorities of competent jurisdiction;

•	the possibility of professional liability claims;

•	the loss of key intellectual property;

•	our ability to satisfy the continued listing requirements of the NASDAQ Stock Market; and

•	the possibility that our ability to utilize tax net operating loss carryforwards to offset future taxable income will be limited if we are deemed to have an ownership change as defined by Section 382 of the Internal Revenue Code.
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
GENERAL
          TMNG, a Delaware corporation, founded in 1990, is a leading provider of professional services and software solutions to the converging communications, media and entertainment industries and the capital formation firms that support them. We offer a fully integrated suite of offerings including strategy, management, marketing, operational, and technology consulting services, as well as software solutions and application development (see “Services” in Item 1). We have consulting experience in virtually every major aspect of managing and operating a global communications company. Our heritage of industry knowledge and deep technical and operational expertise has allowed us to continually enhance the software solutions and proprietary toolsets that enable our advisory, analytical, operational, and technical support. In this way, our clients can leverage our expertise to optimize their performance, improve cash flow and gain sustainable competitive advantage in the market.
          Our clientele includes a variety of businesses whose products, services and interests are focused on the evolution of the communications industry, including wireless and traditional wireline communications service providers, cable multiple systems operators (MSOs) as well as technology companies, media and entertainment companies, and financial services firms that invest in the communications industry. Our clients are principally located in the United States, United Kingdom and Western Europe. In the first quarter of fiscal year 2010, we internally reorganized the Company to align geographically with our client base and we modified our reportable segments as a result of this internal reorganization. We believe we are unique in our ability to provide a comprehensive business and technology solution to the communications industry, including strategy consulting and business planning, organizational development, market research and analysis, product/service definition and launch, customer acquisition and retention, program management, technical support, process modeling and software solutions for business support systems and operations support systems. The software and application development capabilities of our Software Solutions segment are primarily targeted to clients’ revenue and service assurance, and data management initiatives.
          Our services are provided by a blend of experienced senior professionals from the communications industry and professionals recruited from both universities and other professional services firms. As it relates to most key software and technology decisions, we have provided a unique technology agnostic and vendor neutral position to make unbiased evaluations and recommendations that are based on a thorough knowledge of each solution and each client’s unique situation. Therefore, we are able to capitalize on extensive experience across complex multi-technology communications systems environments to provide what we believe are the most sound and practical recommendations to our clients.
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
          Our 2007 acquisitions expanded both our geographic reach and our ability to address global opportunities in the marketplace. These transactions included: the United Kingdom-based technical consultancy and software provider Cartesian Limited (“Cartesian”); RVA

Consulting, LLC (“RVA”), a domestic, telecom industry-focused operations consulting firm; and TWG Consulting, Inc (“TWG”), a domestic management consulting firm.
          Cartesian strengthened TMNG’s technology consultancy services and broadened our service offerings. Cartesian brings expertise in billing management and revenue assurance — two traditional strengths on which we built our reputation — but does so from a technology and network perspective, an ideal complement to our business process focus. Building on its technical expertise, Cartesian has developed an innovative and modular software suite, called Ascertain®, which features advanced revenue assurance and data integrity tools that when customized and integrated into client environments support fixed, wireless, internet service provider (“ISP”), data and content environments. Cartesian’s client list includes “Tier 1” companies in the United Kingdom and Europe, and in 2008, TMNG began early introduction of the product with U.S.-based carriers and cable system operators, opening a potentially significant new market to this product.
          RVA and TWG enhanced historical strengths of TMNG. RVA has strong, contracted relationships with major U.S. telecommunication carriers and serves as a close fit with TMNG’s core strength in business process and operational support systems consulting. TWG’s expertise in organizational development and knowledge management helped to round out our capabilities and extended our strategy offerings.
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
          As the industry continues to evolve, including the most recent transformation movement of business IT infrastructures to cloud environments, TMNG expects to leverage its long history of engagement experience with clients to continue modifying its toolsets, develop new methodologies, and selectively expand its base of employee consultants to support and extend its thought leadership and capabilities in the communications industry.
MARKET OVERVIEW
          The global communications industry is evolving around a convergence of voice, data and video or content-based communications. Market factors including regulatory decisions, new technologies, especially wireless devices and applications, and industry consolidation have stimulated growth and new investment in the sector. These dynamics are bringing new competitors to the market, such as Apple, Google and Netflix, challenging existing industry competitors to explore new business models, and driving consolidation within sectors such as traditional wireline and wireless telecommunications. In addition, cable communications companies that historically primarily offered video services are now positioning themselves as providers of voice and other data and content services. Wireline, wireless and cable companies alike are focused on convergence and partnering — where any type of content or application can be delivered seamlessly across fixed or mobile networks.
          While communications companies are investing in future growth, as a result of the global economic slowdown that began in 2008, companies across most industries and sectors, including communications and media, are operating with increased expense discipline with many reducing their cost structures through actions which include lowering total headcount, decreasing information technology expenses by migrating to cloud environments, and reducing spending on contractors and consultants. Spending decisions, both operating and capital expenses, are coming under increased scrutiny with a heightened focus on a demonstrated return on investment or lower total cost.
          It has been our experience that because the expertise necessary to address the market’s needs is typically outside communications companies core competencies, they must ultimately either recruit and employ talent with the necessary experience or retain outside specialists. Additionally, the convergence of the communications, media and entertainment industries has brought forth many new competitors from outside the traditional communications industries who we believe do not possess the experience or skill sets needed to execute new business plans. We believe due to the range of expertise required and the time and expense associated with hiring and training new personnel, bringing expertise in-house is often not a viable option. We believe customers will continue to contract with consultative firms or outsource some of the expertise required to adapt to new environments and capitalize on new technologies now emerging, while maintaining a cost effective structure. When retaining outside specialists, we believe communications companies need experts who fully understand the communications industry and can provide timely and unbiased advice and recommendations for cost-effective solutions, including revenue assurance and expense avoidance. TMNG has positioned its business to respond to these anticipated needs.
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

     - Develop and evolve offerings, solutions and thought leadership
          We plan to continue expanding and evolving our end-to-end solutions. Expanding our consulting solutions involves building the capabilities that support change elements in the adoption of IP and wireless technology, support of convergence of communications with media and content, with emphasis on wireless, and the migration of IT environments to cloud computing platforms. We plan to continue to extend our product and service offerings to the communications, media and entertainment industries. We believe wireline and wireless providers will be strategically focused on the following key initiatives: adding, bundling and converging service offerings (i.e., wireline, wireless, high-speed data and video); reduction of costs; reassessment of core competencies in order to leverage strengths and minimize weaknesses; migration to new technologies — next generation wireless and IP and driving efficiency in their business models while spending less on information technology in the near term, given the current economic environment. We also believe that our clients will expand service offerings through cloud IT environments and look to such environments to reduce operating costs. We have expanded our strategic and operating expertise surrounding the creation and operation of cloud infrastructure and services. Our solutions will assist clients in redefining their competitive position, launching new products and services and generating revenues through integrated offerings. Such offerings will also be focused on increasing clients’ efficiencies in these transformations. We will also evaluate expanding our offerings to include managed services, possibly with partners surrounding these initiatives.
     - Continue to build the TMNG Global brand
          We plan to continue building and communicating the TMNG Global brand, further positioning ourselves as the consultancy of choice for the global telecommunications, media and entertainment industries. TMNG Global brands include CSMG, our strategy consulting group and Cartesian, our international brand. CSMG is branded uniquely to provide separation between our strategy and management consulting practices, providing a level of independence and neutrality desired by clients.
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
          We have adopted a more linear, geographic organizational structure with two distinct groups: (1) North America and (2) United Kingdom/Europe. This organizational structure has generated productivity benefits for us, as we have been able to more easily shift top talent between groups as needed and thereby better serve our clients, adding to our efficiency and utilization.
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
     - Enhancing our global presence
          We plan to further enhance our presence beyond the United States and United Kingdom, with emphasis on current top revenue generating clients on the European continent. We believe the competitive market expertise of our U.S. consultants can be a key factor for foreign companies facing the business issues associated with deregulation and competition, especially in Europe. We believe Cartesian and our strategy consulting expertise strengthen TMNG Global’s presence and capabilities in key European markets.
     - Increase penetration within top revenue-generating clients
     In response to the economic downturn, we adjusted our sales strategy to focus on increasing the number of engagements within our top revenue-generating clients and minimize new business related costs. The approach included volume pricing arrangements and was designed to give us both revenue visibility and add efficiency to the model so as to ensure optimum utilization of our consultant base. In fiscal year 2010, 84% of our revenues came from our ten most significant customers, down from 87% in fiscal year 2009 (which increased from 81% in fiscal year 2008).
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
     - Business and Operations Process Redesign and Reengineering
          We provide clients with efficient, integrated business and operational processes, supporting technology systems and web-centric interfaces across all BSS/OSS applications. Our BSS/OSS approach is holistic, assessing each system and process from the point of customer acquisition to provisioning, billing, collections and accounts receivable management with a focus on operational efficiency and optimizing cash flow. We assist companies in taking a proactive approach to reviewing existing business and operating models. By properly addressing gaps in their process, they have the potential to recover millions of dollars annually.
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
          We have experienced reduced demand in certain offerings and a market trend of increased price competition, resulting primarily from current global economic conditions and large firms with the financial resources to aggressively price engagements in which they have a particular interest in obtaining and the ability to provide technical support and outsourcing. These developments have required us to focus on decreasing our overall cost structure to align with lower revenue levels and direct our resources toward our top revenue generating clients in which we are deeply imbedded.
RISKS RELATED TO CURRENT ECONOMIC CONDITIONS AND TECHNOLOGY
          The economic outlook, as always, is subject to change and the recent challenges of the financial markets and regulatory environments have expanded into the broader marketplace and have impacted many sectors. In addition, the rate of change brought about by new technology within the communications and media sector and related impact on our clients’ business models may cause our clients to cancel or delay consulting initiatives. Our efforts to down-size, when necessary, in a manner intended to mirror the downturn in economic conditions, could encounter delays and be costly. In addition, global economic change could add to volatility in foreign exchange rates, result in further reduced demand for our services, cause continued pricing pressure and possible project cancellations or delays, and possibly create lower revenues and operating margins resulting from price reduction pressures for our services. Declines in our revenues and gross profits would have a significant impact on our financial results, particularly because a significant portion of our operating costs are fixed in advance of a particular quarter. In addition, our future revenues and operating results may fluctuate from quarter to quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, consultant utilization rates, the use of estimates to complete ongoing projects, general economic conditions and other factors. Any of these events could materially and adversely impact our business, financial condition and results of operations.
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
          During fiscal year 2010, we utilized approximately 514 consultants, representing a combination of employee client service personnel and independent contracting firms. Of these, 421 were employee consultants and approximately 93 were working on engagements for us primarily through independent subcontracting firms. In addition to the consultants, we have an administrative staff of approximately 56 employees in the accounting and finance, marketing, recruiting, information technology, human resources, legal and administrative areas. As of January 1, 2011, we had 350 total employees, of which 244 were full-time.

BUSINESS SEGMENTS
          We identify our segments based on the way management organizes the business to assess performance and make operating decisions regarding the allocation of resources. In the first quarter of fiscal year 2010, we internally reorganized to align geographically with our client base. As a result of this internal realignment, our reportable segments have changed. Corresponding segment information for prior periods has been restated to conform to the current reportable segment presentation. In accordance with Accounting Standards Codification 280-10, Segment Reporting, we have concluded that we have two reportable segments: the North America segment and the EMEA segment. The North America segment is comprised of three operating segments (Strategy, North America Cable and Broadband, and North America Telecom), which are aggregated into one reportable segment based on the similarity of their economic characteristics. The EMEA segment is a single reportable, operating segment that encompasses the Company’s operational, technology and software consulting operations outside of North America. Both reportable segments offer management consulting, custom developed software, and technical services.
          For a discussion of operating results by segment, please see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 7, Business Segments, Major Customers and Significant Group Concentrations of Credit Risk, in the Notes to the Consolidated Financial Statements.
MAJOR CUSTOMERS
          Since our inception, we have provided services to over a thousand domestic and international customers, primarily communication service providers and large technology and applications firms serving the communications industry and financial firms that invest in the sector. We have recently added to our base of customers with cable, media and entertainment clients looking to leverage communications infrastructure to deliver offerings to the market. We depend on a small number of key customers for a significant portion of revenues. For fiscal year 2010, four customers accounted for 26%, 15%, 12% and 10%, respectively, of our revenues. No other single customer accounted for more than 10% of our revenues. Also during fiscal year 2010, our top ten customers accounted for approximately 84% of total revenues. We generally provide discounted pricing for large projects on fixed commitments with long-term customers. Because our clients typically engage services on a project basis, their needs for services vary substantially from period to period.
          We continue to concentrate on large wireline, wireless, and cable MSOs headquartered principally in North America, the United Kingdom and Western Europe, as well as media and entertainment clients. We seek to offer broad and diversified services to these customers. We anticipate that operating results will continue to depend on volume services to a relatively small number of customers.
FOREIGN MARKETS
          A substantial portion of our business is conducted in foreign markets and a substantial portion of our revenues and costs are derived from our international business. Our international revenues in the fiscal year ended January 1, 2011 represented 25.8% of our total revenues, down from 28.9% in the same period of 2009, primarily as a result of changes in foreign currency exchange rates. Our international operations expose us to a number of business and economic risks, including unfavorable foreign currency exchange rates or fluctuations; our ability to protect our intellectual property; the impact of foreign laws, regulations and trade customs; U.S. and foreign taxation issues; potential limits on our ability to repatriate foreign profits; and general political and economic trends, including the potential impact of terrorist attacks or international hostilities. If we are unable to achieve anticipated levels of revenues from or efficiently manage our international operations, our overall revenues and profitability may decline.
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

Location	Sq. Feet	Lease Expiration
McLean, Virginia	4,881	July 2019
Boston, Massachusetts	11,763	April 2016
Somerset, New Jersey	2,910	February 2014
London, England	11,825	November 2015
          We have a sublease agreement for 1,370 square feet of office space in the London Gate Street property with a third party through November 2012.

ITEM 3.	LEGAL PROCEEDINGS
          None.

ITEM 4.	RESERVED
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
          Our Common Stock is quoted on the NASDAQ Stock Market under the symbol TMNG. The high and low price per share for the Common Stock for each quarter of the fiscal years ending January 1, 2011 and January 2, 2010, in all cases, as adjusted for the one-for-five reverse common stock split effected on February 7, 2010:

	High	Low
First quarter, fiscal year 2010	$2.90	$1.65
Second quarter, fiscal year 2010	$3.40	$2.03
Third quarter, fiscal year 2010	$2.95	$2.15
Fourth quarter, fiscal year 2010	$3.00	$2.07

	High	Low
First quarter, fiscal year 2009	$3.00	$0.80
Second quarter, fiscal year 2009	$2.80	$1.10
Third quarter, fiscal year 2009	$7.25	$1.05
Fourth quarter, fiscal year 2009	$3.50	$1.75
          The above information reflects inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.
          As of March 25, there were approximately 74 holders of record of our Common Stock.

Holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available. To date, we have not paid any cash dividends on our Common Stock and do not expect to declare or pay any cash or other dividends in the foreseeable future.
          During the year ended January 1, 2011, we did not sell any unregistered equity securities.

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
          We report our financial data on a 52/53-week fiscal year for reporting purposes. Fiscal years 2010 and 2009 were both composed of 52 weeks. For further discussion of our fiscal year end see Item 8, “Consolidated Financial Statements,” Note 1 of the Notes to the Consolidated Financial Statements, “Organization and Summary of Significant Accounting Policies,” contained herein.
OVERVIEW
          Included in Item 1, “Business” is discussion that includes a general overview of our Business, Market Overview, Business Strategy, Services and Competition. The purpose of this executive overview is to complement the qualitative discussion of the Business from Item 1.
          TMNG is among the leading providers of professional services and software solutions to the converging communications, technology, media and entertainment industries and the capital formation firms that support them. We offer a fully integrated suite of consulting offerings including strategy, organizational development, knowledge management, marketing, operational, and technology consulting services. We have consulting experience with almost all major aspects of managing a global communications company. Our portfolio of solutions includes proprietary methodologies and toolsets, deep industry experience, and hands-on operational expertise and licensed software. These solutions assist clients in tackling complex business problems.
          Our global investment in targeting the cable industry has re-positioned us to better serve consolidating telecommunications carriers and the converging global technology, media and entertainment companies. The convergence of communications with media and entertainment and the consolidation of large telecommunications carriers have required us to focus our strategy on building a global presence, continuing to expand our offerings and strengthening our position within the large carriers and technology, media and entertainment companies. Our efforts are helping us build what we believe is a more sustainable revenue model over the long-term, which will enable us to expand our global presence. We continue to focus our efforts on identifying, adapting to and capitalizing on the changing dynamics prevalent in the converging communications, technology, media and entertainment industries, as well as providing our wireless, IP and cloud offerings to the communications sector.
          Our financial results are affected by macroeconomic conditions, credit market conditions, and the overall level of business confidence. Although fiscal year 2010 included select positive economic indications, the global economic downturn of 2008 and 2009 has resulted in the continuance of elevated unemployment levels and reductions in capital and operating expenditures for some of our significant clients in the communications, technology, media and entertainment industries. We are continuing to experience greater pricing pressure and an increased need for enhanced return on investment for projects or added sharing of risk and reward.
          Revenues are driven by the ability of our team to secure new project contracts and deliver those projects in a way that adds value to our client in terms of return on investment or assisting clients to address a need or implement change. For fiscal 2010, revenues increased 3.5% to $67.2 million from $65.0 million for fiscal 2009 driven primarily by increased project demand for our strategic consultative offerings. Our international revenues were approximately 26% of total revenue during fiscal 2010 as compared to 29% for fiscal 2009. Our revenues are denominated in multiple currencies and are impacted by currency rate fluctuations.
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
          Our gross margin was 37.8% for fiscal 2010 compared with 41.4% for fiscal 2009. The decrease in gross margin in 2010 as compared to the same period of 2009 is due to a combination of factors. The most significant items that impact our margins include the mix of project types, utilization of personnel and competitive pricing decisions, including volume discounts.
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
          Management has focused on aligning operating costs with operating segment revenues. Along with an increase in revenues, selling, general and administrative expenses were reduced by $1.4 million to $27.1 million for fiscal 2010 from $28.5 million for fiscal 2009. As a result, our selling, general and administrative expenses decreased as a percentage of revenues to 40.3% in fiscal 2010 from 43.9% in fiscal 2009. The reduction in selling, general and administrative expenses was driven primarily by reductions in personnel related costs. Fiscal 2010, selling, general and administrative expenses also included $0.7 million in transition and severance for personnel associated with the internal reorganization undertaken during the year. In addition, selling, general and administrative expenses during fiscal 2010 included a reduction of $0.5 million in foreign currency losses as compared to the 2009 period. We will continue to evaluate selling, general and administrative expenses to maintain an appropriate cost structure relative to revenue levels.
          Intangible asset amortization included in operating expenses decreased to $1.4 million in fiscal 2010 from $2.0 million in fiscal 2009. The decrease in amortization expense was due to the completion of amortization of some intangibles recorded in connection with our prior acquisitions.
          We recorded net losses of $2.2 million and $3.2 million for fiscal years 2010 and 2009, respectively. This decrease in net loss is attributable to revenue growth aligned with effective cost management initiatives that resulted in reduced operating expenses, the release of an income tax reserve for uncertain tax positions and a decrease in intangible amortization, partially offset by a reduction in gross profit.
          Despite the increase in revenues during fiscal year 2010 as compared to 2009, the rate of change in the communications industry, driving convergence of media and telecommunications, consolidation of smaller providers and expanded deployment of wireless capabilities have added both opportunity and uncertainty for our clients. The general result is overall reduced client spending on many capital and operational initiatives. This reduction in spending, coupled with increased competition pursuing fewer opportunities, could result in further price reductions, fewer client projects, under-utilization of consultants, reduced operating margins and loss of market share. Declines in our revenues can have a significant impact on our financial results. Although we have a flexible cost base comprised primarily of employee and related costs, there is a lag in time required to scale the business appropriately if revenues are reduced. In addition, our future revenues and operating results may fluctuate from quarter to quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, consultant utilization rates, general economic conditions and other factors.
          From a cash flow perspective, cash flows used in operating activities were $1.1 million during fiscal year 2010 and cash flows provided by operating activities were $0.4 million during fiscal year 2009. Positive cash flows from the results of operations (after adding back non-cash items to our net loss) were $0.9 million for fiscal years 2010 and 2009. The significant change in cash flows from operating activities for fiscal year 2010 as compared to fiscal year 2009 was primarily due to changes in working capital.
          At January 1, 2011, we had working capital of approximately $16.1 million. Our noncurrent investments of $5.9 million ($6.3 million par value) consist of auction rate securities held with Citigroup. Returns on our cash and investments have decreased over recent periods as a result of decreasing interest rates and a reduction in invested balances.
          Our investments include auction rate securities guaranteed through the Federal Family Education Loan Program of the U.S. Department of Education. As discussed in Note 2 of the Notes to the Consolidated Financial Statements, “Auction Rate Securities,” during fiscal year 2010 our entire remaining auction rate securities portfolio held by a UBS affiliate was sold by us at par value of $5.5 million. Upon the sale of the securities, $3.7 million was applied to the line of credit from UBS and its affiliates. The line of credit was terminated, the ARS Rights expired unexercised and we received the remaining sales proceeds of $1.8 million. As a result, working capital as of January 1, 2011 includes no short-term investments or borrowings.

          Additionally, during fiscal year 2010, we sold our Brazos Student Finance Corporation Student Loan Asset Backed Notes with a par value of $1.0 million held as part of our auction rate securities portfolio with Citigroup. We received $950,000 in proceeds from the transaction.
          During the first quarter of 2009, we entered into a loan agreement with Citigroup to provide liquidity for the remainder of our $6.25 million auction rate securities portfolio held with Citigroup. Under the loan agreement, we have access to a revolving line of credit of up to $2.6 million with our auction rate securities pledged as collateral. On February 23, 2011, we borrowed $2.6 million under the Citigroup line of credit. With this draw against the line, there was no material balance available to be borrowed.
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
          As of January 1, 2011 and January 2, 2010, respectively, $5.9 million ($6.3 million par value) and $6.9 million ($7.3 million par value) of our investments in auction rate securities were reflected as non-current assets on our Consolidated Balance Sheet and classified as available-for-sale investments. The auction rate securities classified as non-current assets are held with Citigroup. As of January 2, 2010, we had $5.4 million ($5.5 million par value) in auction rate securities reflected as current assets and classified as trading securities. The auction rate securities classified as current assets were held with a UBS affiliate.
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
          While the ARS Rights resulted in a put option which represents a separate freestanding instrument, the put option did not meet the definition of a derivative instrument under FASB ASC 815, “Derivatives and Hedging.” We elected to measure the ARS Rights at fair value under

FASB ASC 825, “Financial Instruments” to better align changes in fair value of the ARS Rights with those of the underlying auction rate securities investments.
          Prior to accepting the UBS settlement offer, we recorded all of our auction rate securities as available-for-sale investments. Upon accepting the UBS settlement, we made a one-time election to transfer our UBS auction rate securities holdings from available-for-sale securities to trading securities under FASB ASC 320.
          During October 2009, all of the Access Group Inc. Federal Student Loan Asset Backed Notes held as part of our auction rate securities portfolio with a UBS affiliate were sold at par value of $2,050,000. The proceeds from this transaction were applied to the line of credit from UBS and its affiliates. During fiscal year 2010, all of the remaining auction rate securities classified as available-for-sale were sold at par value of $5.5 million pursuant to the settlement agreement. Additionally, during the third quarter of 2010, we sold our Brazos Student Finance Corporation Student Loan Asset Backed Notes with a par value of $1.0 million held as part of our auction rate securities portfolio with Citigroup.
          For auction rate securities classified as available-for-sale, we recognized unrealized holding gains of $24,000 and $718,000 during fiscal years 2010 and 2009, respectively. For auction rate securities classified as trading securities, we recognized realized holding gains of $342,000 offset by realized losses on the Company’s ARS Rights of $286,000 during fiscal year 2010. For auction rate securities classified as trading securities, we recognized realized holding gains of $840,000 offset by realized losses on our ARS Rights of $616,000 during fiscal 2009.The ARS Rights were measured at fair value under FASB ASC 825. In addition, during fiscal 2010, we reclassified $50,000 in previously unrealized losses from Accumulated Other Comprehensive Loss to realized losses in Other Income (Expense) upon the disposition of the related available-for-sale securities as described above.
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
          Impairment of Goodwill and Long-lived Assets — As of January 1, 2011, we had $8.0 million in goodwill and $0.5 million in long-lived intangible assets, net of accumulated amortization. Goodwill and other long-lived intangible assets arising from our acquisitions are subjected to periodic review for impairment. FASB ASC 350 “Intangibles-Goodwill and Other” requires an evaluation of indefinite-lived intangible assets and goodwill annually and whenever events or circumstances indicate that such assets may be impaired. The evaluation is conducted at the reporting unit level and compares the calculated fair value of the reporting unit to its book value to determine whether impairment has been deemed to occur. Any impairment charge would be based on the most recent estimates of the recoverability of the recorded goodwill. If the remaining book value assigned to goodwill in an acquisition is higher than the estimated fair value of the reporting unit, there is a requirement to write down these assets.
          Fair value of our reporting units is determined using the income approach. The income approach uses a reporting unit’s projection of estimated cash flows discounted using a weighted-average cost of capital analysis that reflects current market conditions. We also consider the market approach to valuing our reporting units, however due to the lack of comparable industry publicly available transaction data, we typically conclude a market approach will not adequately reflect our specific reporting unit operations. While we typically rely on the income approach, we also utilize the market approach to validate the results of our discounted cash flow analysis. Significant management judgments related to the income approach include:
•	Anticipated future cash flows and terminal value for each reporting unit — The income approach to determining fair value relies on the timing and estimates of future cash flows, including an estimate of terminal value. The projections use management’s estimates of economic and market conditions over the projected period including growth rates in revenues and estimates of expected changes in operating margins, tax rates, depreciation, amortization, capital expenditures and working capital. Our projections of future cash flows are subject to change as actual results are achieved that differ from those anticipated. Because management frequently updates its projections, we would expect to identify on a timely basis any significant differences between actual results and recent estimates.

•	Selection of an appropriate discount rate— The income approach requires the selection of an appropriate discount rate, which is based on a weighted average cost of capital analysis. The discount rate is affected by changes in short-term interest rates and long-term yield as well as variances in the typical capital structure of marketplace participants. The discount rate is determined based on assumptions that would be used by marketplace participants, and for that reason, the capital structure of selected marketplace participants was used in the weighted average cost of capital analysis. Given the current volatile economic conditions, it is possible that the discount rate will fluctuate in the near term.
          At the time of the annual goodwill impairment test, October 30, 2010, fair values of our North America Carrier and EMEA reporting units exceeded their book value by 62% and 25%, respectively. The fair value of the North America Carrier reporting unit is substantially higher than book value and, therefore, there is not a significant risk of impairment for the goodwill associated with the North America Carrier goodwill as of the testing date. Although the fair value of the EMEA reporting unit exceeds the book value of the unit as of the annual goodwill impairment test, if the future revenues and cash flows are substantially less than projected it would cause the fair value of the EMEA reporting unit to decline. If the fair value of the EMEA unit were to decline below carrying value, this could require us to recognize impairment losses in our Consolidated Statement of Operations and Comprehensive Loss which could be material. As of January 1, 2011, we have $4.0 million in goodwill allocated to the EMEA reporting unit.
          In accordance with FASB ASC 360, “Property, Plant and Equipment,” we use our best estimates based upon reasonable and supportable assumptions and projections to review for impairment of finite-lived assets and finite-lived identifiable intangible assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of our assets might not be recoverable.
          Revenue Recognition — We recognize revenues from time and materials consulting contracts in the period in which our services are performed. We recognized $27.4 million and $25.1 million in revenues from time and materials contracts during fiscal years 2010 and 2009, respectively. In addition to time and materials contracts, our other types of contracts include fixed fee contracts, and contingent fee contracts. We recognize revenues on milestone or deliverables-based fixed fee contracts and time and materials contracts not to exceed contract price using the percentage of completion-like method described by FASB ASC 605-35, “Revenue Recognition — Construction-Type and Production-Type Contracts”. For fixed fee contracts where services are not based on providing deliverables or achieving milestones, we recognize revenues on a straight-line basis over the period during which such services are expected to be performed. During the fiscal years 2010 and 2009, we recognized $39.8 million and $39.9 million, respectively, in revenues on these other types of contracts. In connection with some fixed fee contracts, we receive payments from customers that exceed recognized revenues. We record the excess of receipts from customers over recognized revenue as deferred revenue. Deferred revenue is classified as a current liability to the extent it is expected to be earned within twelve months from the date of the balance sheet.
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
          The FASB ASC 605-35 percentage-of-completion-like methodology involves recognizing revenue using the proportion of services completed, on either a current cumulative cost to total cost or effort to total effort basis, using a reasonably consistent profit margin over the period. Due to the nature of these projects, developing the estimates of costs often requires significant judgment. Factors that must be considered in estimating the progress of work completed and ultimate cost of the projects include, but are not limited to, the availability of labor and labor productivity, the nature and complexity of the work to be performed, and the impact of delayed performance. If changes occur in delivery, productivity or other factors used in developing the estimates of costs or revenues, we revise our cost and revenue estimates, which may result in increases or decreases in revenues and costs, and such revisions are reflected in income in the period in which the facts that give rise to that revision become known.
          In addition to the professional services related to the customization and implementation of its software, we may also provide post-contract support (“PCS”) services, including technical support and maintenance services as well as other professional services not essential to the functionality of the software. For those contracts that include PCS service and other professional services arrangements which are not essential to the functionality of the software solution, we separate the FASB ASC 605-35 software services and PCS services utilizing the multiple-element arrangement model prescribed by FASB ASC 605-25, “Revenue Recognition — Multiple-Element Arrangements”. FASB ASC 605-25 addresses the accounting treatment for an arrangement to provide the delivery or performance of multiple products and/or services where the delivery of a product or system or performance of services may occur at different points in time or over different periods of time. We utilize FASB ASC 605-25 to separate the PCS service elements and allocate total contract consideration to the contract elements based on the relative fair value of those elements. Revenues from PCS services are recognized ratably on a straight-line basis over the term of the support and maintenance agreement.
          We also may enter into contingent fee contracts, in which revenue is subject to achievement of savings or other agreed upon results, rather than time spent. Due to the nature of contingent fee contracts, we recognize costs as they are incurred on the project and defer revenue recognition until the revenue is realizable and earned as agreed to by our clients. Although these contracts can be very rewarding, the profitability of these contracts is dependent on our ability to deliver results for our clients and control the cost of providing these services. These types of contracts are typically more results-oriented and are subject to greater risk associated with revenue recognition and overall project profitability than traditional time and materials or fixed fee contracts. Revenues associated with contingent fee contracts were not material during fiscal years 2010 and 2009.
          Share-based Compensation Expense — We grant stock options and nonvested stock to our employees and also provide employees the right to purchase our stock at a discount pursuant to an employee stock purchase plan. The benefits provided under these plans are share-based payment awards subject to the provisions of FASB ASC 718, “Compensation-Stock Compensation.” Under FASB ASC 718, we are required to make significant estimates related to determining the value of our share-based compensation. Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock which are obtained from public data sources. There were no stock options granted during fiscal year 2010. For stock option grants issued during fiscal year 2009, we used a weighted-average expected stock-price volatility of 61%. The expected term of options granted is based on the simplified method in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 110 as our historical share option exercise experience does not provide a reasonable basis for estimation. As such, we used a weighted-average expected option life assumption of 6.25 years.

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
          In addition, under FASB ASC 718 we are required to net estimated forfeitures against compensation expense. This requires us to estimate the number of awards that will be forfeited prior to vesting. If actual forfeitures in future periods are different than our initial estimate, the compensation expense that we ultimately record under FASB ASC 718 may differ significantly from what was originally estimated. The weighted average estimated forfeiture rate for unvested options outstanding as of January 1, 2011 is 40%.
          Income Taxes — Accounting for income taxes requires significant estimates and judgments on the part of management. Such estimates and judgments include, but are not limited to, the effective tax rate anticipated to apply to tax differences that are expected to reverse in the future, the sufficiency of taxable income in future periods to realize the benefits of net deferred tax assets and net operating losses currently recorded and the likelihood that tax positions taken in tax returns will be sustained on audit. We account for income taxes in accordance with FASB ASC 740 “Income Taxes.” As required by FASB ASC 740, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. FASB ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of January 1, 2011, cumulative valuation allowances in the amount of $33.7 million were recorded in connection with the net deferred income tax assets. As required by FASB ASC 740, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the guidance. Pursuant to FASB ASC 740, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As of January 1, 2011, we have recorded a liability of approximately $199,000 for unrecognized tax benefits.
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
          Research and Development and Capitalized Software Costs — Software development costs are accounted for in accordance with FASB ASC 985-20, “Software — Costs of Software to Be Sold, Leased, or Marketed.” Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. We capitalize development costs incurred during the period between the establishment of technological feasibility and the release of the final product to customers. During fiscal years 2010 and 2009, $595,000 and $536,000, respectively, of these costs were expensed as incurred. No software development costs were capitalized during either fiscal year 2010 or 2009.

RECENT ACCOUNTING PRONOUNCEMENTS
          In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issue Task Force (“ASU 2009-13”), and ASU 2009-14, Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”). ASU 2009-13 requires companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third party evidence of value is not available. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. Both statements are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the impact that the adoption of this guidance will have on our consolidated financial statements.
          In January 2010, the FASB issued ASU 2010-06, Fair Value Measures and Disclosures, (“ASU 2010-06”). ASU 2010-06 amends the Codification to require new or enhanced disclosures about: (1) transfers in and out of Levels 1, 2 and 3; (2) purchases, sales, issuances and settlements related to Level 3 measurements; (3) level of disaggregation; and (4) inputs and valuation techniques used to measure fair value. With the exception of item (2), this guidance was effective for the first reporting period beginning after December 15, 2009. The Company adopted this guidance, with the exception of item (2), upon issuance and it did not have an effect on its consolidated financial statements. The guidance concerning item (2) is effective for fiscal years beginning after December 15, 2010. The adoption of item (2) of this guidance did not have a significant effect on our consolidated financial statements.
          In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The guidance will significantly expand the disclosures that companies must make about the credit quality of financing receivables and the allowance for credit losses. The disclosures as of the end of the reporting period are effective for the Company’s interim and annual periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for the Company’s interim and annual periods beginning on or after December 15, 2010. The objectives of the enhanced disclosures are to provide financial statement users with additional information about the nature of credit risks inherent in the Company’s financing receivables, how credit risk is analyzed and assessed when determining the allowance for credit losses, and the reasons for the change in the allowance for credit losses. The adoption of this guidance did not have a significant effect on our financial statements.
          In December 2010, the FASB issued ASU 2010-28, Intangibles—Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The guidance clarifies when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This update modifies step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts, requiring the entity to assess whether it is more likely than not that the reporting units’ goodwill is impaired in order to determine if the entity should perform step 2 of the goodwill impairment test for those reporting unit(s). This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. We do not expect the adoption of this update to have a material impact on our consolidated financial statements.
RESULTS OF OPERATIONS
FISCAL 2010 COMPARED TO FISCAL 2009
REVENUES
          Revenues increased $2.2 million, or 3.5%, to $67.2 million for fiscal year 2010 from $65.0 million for fiscal year 2009. The increase in revenues is primarily due to an increase in demand for strategic consulting within our North America segment, partially offset by a decrease in revenues in our EMEA segment.
          North America Segment — North America segment revenues increased $4.2 million or 8.9%, to $51.2 million for fiscal year 2010 from $47.0 million for fiscal year 2009. This increase in revenues is primarily due to an increase in strategic consulting. During fiscal year 2010, this segment provided services on 173 customer projects, compared to 159 projects performed in fiscal year 2009. Average revenue per project was $296,000 for both fiscal years ended January 1, 2011 and January 2, 2010. Revenues recognized in connection with fixed price engagements totaled $29.3 million and $30.7 million, representing 57.3% and 65.3% of total revenues of the segment, for the fiscal years ended January 1, 2011 and January 2, 2010, respectively.
          EMEA Segment — Revenues of $16.0 million and $18.0 million were generated for fiscal years 2010 and 2009, respectively. All revenues were generated internationally. The decrease in revenues for fiscal year 2010 as compared to the 2009 period is primarily due to a decline in demand for technology and software services. During fiscal year 2010 and 2009, this segment provided services on 184 and 223 customer projects, respectively. Average software and services revenue per project was approximately $73,000 and $68,000 for fiscal years 2010 and 2009, respectively. The increase in revenue per project for fiscal year 2010 as compared to the 2009 period is primarily due to the commencement of several large projects during the 2010 period. Revenues from post-contract support services were approximately

$2.6 million and $2.4 million for fiscal years 2010 and 2009, respectively. There were no material revenues from software licensing during fiscal year 2010. During fiscal year 2009, revenues from software licensing were $528,000.
COST OF SERVICES
          Costs of services increased 10.0% to $41.8 million for fiscal year 2010 compared to $38.0 million for fiscal year 2009. Our gross margin was 37.8% for fiscal year 2010, compared to 41.4% for fiscal year 2009. Cost of services during fiscal year 2010 were $31.0 million and $10.8 million in our North America and EMEA segments, respectively. Cost of services during fiscal year 2009 were $26.2 million and $11.8 million in our North America and EMEA segments, respectively. Our North America segment gross margin was 39.4% for fiscal year 2010 compared to 44.3% for fiscal year 2009. The decrease in gross margin in 2010 as compared to the same period of 2009 in our North America segment is primarily due to longer term and lower margin management consulting projects and the termination of a large, highly profitable management consulting project in the first half of 2010, partially offset by an increase in strategy engagements resulting in higher utilization of our fixed employee consulting base. Our EMEA segment gross margin was 32.6% for fiscal year 2010 compared to 34.1% for fiscal year 2009. Margin reductions in the EMEA segment are primarily related to lower revenue volumes driven by a reduction in demand for technology and software services. Costs of services in the EMEA segment included amortization of intangible assets of $581,000 and $587,000 for fiscal year 2010 and fiscal year 2009, respectively, related to acquired software.
OPERATING EXPENSES
          Operating expenses decreased by $2.0 million, or 6.5%, to $28.5 million for fiscal year 2010 from $30.5 million for fiscal year 2009. Operating expenses for both periods included selling, general and administrative expenses (inclusive of share-based compensation) and intangible asset amortization.
          Selling, general and administrative expenses decreased to $27.1 million for fiscal year 2010, compared to $28.5 million for fiscal year 2009. As a percentage of revenues, our selling, general and administrative expense was 40.3% for the fiscal year ended January 1, 2011, compared to 43.9% for the fiscal year ended January 2, 2010. The decrease in selling, general and administrative expenses was primarily due to reductions in personnel related costs of $1.3 million and professional fees of $0.3 million, partially offset by an increase of $0.5 million in severance costs. In addition, selling, general and administrative expenses for fiscal year 2010 included a reduction of $0.5 million in foreign currency losses as compared to the 2009 period. We continue to evaluate alignment of costs to revenues for each operating segment.
          Intangible asset amortization decreased by $0.6 million to $1.4 million for fiscal year 2010, compared to $2.0 million for fiscal year 2009. The decrease in amortization expense was primarily due to the completion of amortization of various intangibles recorded in connection with acquisitions.
OTHER INCOME AND EXPENSES
          Interest income was $0.2 million and $0.3 million for fiscal years 2010 and 2009, respectively, and represented interest earned on invested balances. Interest income decreased during fiscal year 2010 as compared to fiscal year 2009 due primarily to reductions in invested balances. We primarily invest in money market funds and have holdings in auction rate securities. For fiscal year 2010, other income includes $342,000 in realized holding gains for auction rate securities classified as trading securities, offset by realized losses on our ARS Rights of $286,000. In addition, Other income for fiscal year 2010 includes $50,000 in realized holding losses for auction rate securities classified as available for sale that were sold during the period. For fiscal year 2009, other income includes $841,000 in realized holding gains for auction rate securities classified as trading securities, offset by realized losses on our ARS Rights of $617,000. In addition, other income for fiscal year 2009 includes a gain of $109,000 related to the favorable settlement of a foreign income tax dispute.
INCOME TAXES
          We recorded an income tax benefit of $710,000 and provision of $226,000 for fiscal years 2010 and 2009, respectively. The income tax benefit in fiscal year 2010 is primarily related to the release of reserves related to uncertain income tax positions due to the expiration of statutes of limitations, partially offset by deferred taxes recognized on intangibles amortized for income tax purposes but not for financial reporting purposes and interest recognized on reserves for uncertain tax positions. The income tax provision in fiscal year 2009 is primarily due to deferred taxes recognized on intangibles amortized for income tax purposes but not for financial reporting purposes and interest recognized on reserves for uncertain tax positions. For both fiscal years, we recorded no income tax benefit related to our domestic and international pre-tax losses in accordance with the provisions of FASB ASC 740, “Income Taxes”, which requires an estimation of our ability to use recorded deferred income tax assets. We currently have recorded a valuation allowance against all domestic and international deferred income tax assets generated due to uncertainty about their ultimate realization due to our history of operating losses. If we continue to report net operating losses for financial reporting in either our domestic or international operations, no additional tax benefit would be recognized for those losses, since we will not have accumulated enough positive evidence to support our ability to utilize the net operating loss carryforwards in the future.

NET LOSS
          We had a net loss of $2.2 million for fiscal year 2010, compared to a net loss of $3.2 million for fiscal year 2009. This decrease in net loss is primarily attributable to effective cost management initiatives that resulted in reduced operating expenses, the release of an income tax reserve for uncertain tax positions and a decrease in intangible amortization, partially offset by a reduction in gross profit.
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
RECONCILIATION OF GAAP NET LOSS TO NON-GAAP ADJUSTED NET INCOME
(unaudited)
(in thousands, except per share data)

	Fifty-Two	Fifty-Two
	Weeks Ended	Weeks Ended
	January 1, 2011	January 2, 2010
	(In thousands, except per share data)
Reconciliation of GAAP net loss to non-GAAP adjusted net income:
GAAP net loss	$(2,193)	$(3,242)

Realized gain on marketable securities	(6)	(224)
Depreciation and amortization	2,769	3,379
Non-cash share based compensation expense	305	858
Tax effect of applicable non-GAAP adjustments	128	(82)

Adjustments to GAAP net loss	3,196	3,931

Non-GAAP adjusted net income	$1,003	$689

Reconciliation of GAAP net loss per diluted common share to non-GAAP adjusted net income per diluted common share:
GAAP net loss per diluted common share	$(0.31)	$(0.46)

Realized gain on marketable securities	(0.00)	(0.03)
Depreciation and amortization	0.39	0.48
Non-cash share based compensation expense	0.04	0.12
Tax effect of applicable non-GAAP adjustments	0.02	(0.01)

Adjustments to GAAP net loss per diluted common share	0.45	0.56

Non-GAAP adjusted net income per diluted common share	$0.14	$0.10

Weighted average shares used in calculation of diluted net loss per common share	7,049	6,986

LIQUIDITY AND CAPITAL RESOURCES
          Net cash used in operating activities was $1.1 million for fiscal year 2010 and net cash provided by operating activities was $0.4 million for fiscal year 2009. Positive cash flows from the results of operations (after adding back non-cash items to our net loss) were $0.9 million for fiscal years 2010 and 2009. The significant change in cash flows from operating activities for fiscal year 2010 as compared to fiscal year 2009 was primarily due to changes in working capital.

          Net cash provided by investing activities was $5.2 million for fiscal year 2010 and net cash used in investing activities was $1.6 million for fiscal year 2009. Investing activities for fiscal year 2010 included $0.3 million in earn-out payments related to the acquisition of RVA. Investing activities in fiscal year 2009 included $1.9 million, $1.0 million and $0.2 million in earn-out payments related to the acquisitions of Cartesian, RVA and TWG, respectively. Investing activities include proceeds from sales of marketable securities of $6.5 million and $2.1 million for fiscal years 2010 and 2009, respectively. Net cash used in investing activities also included $0.9 million and $0.6 million in fiscal years 2010 and 2009, respectively, related to the purchase of office equipment, software and computer equipment.
          Net cash used in financing activities was $3.5 million for fiscal year 2010 and net cash provided by financing activities was $0.7 million for fiscal year 2009. Financing activities included $0.9 and $3.4 million in proceeds from line of credit borrowings in fiscal years 2010 and 2009, respectively. Financing activities also included $3.7 million and $2.1 million in repayments on lines of credit in fiscal years 2010 and 2009, respectively. In addition, payments on long-term obligations of $0.7 million were made in both periods.
          At January 1, 2011, we had approximately $6.8 million in cash and cash equivalents ($3.1 million of which was denominated in British pounds sterling) and $16.1 million in net working capital. In addition, as discussed below, we have established lines of credit totaling $2.6 million as of January 1, 2011 against our auction rate securities portfolio. We believe we have sufficient cash and short-term investments to meet anticipated cash requirements, including anticipated capital expenditures for at least the next 12 months. Furthermore, based on an analysis of our investments classified as cash equivalents, we do not believe that we have any material risk related to the liquidity or valuation of these investments, nor do we believe that we have any counterparty credit risk related to these investments. Should our cash and short-term investments prove insufficient we may need to obtain new debt or equity financing to support our operations or complete acquisitions. In recent years, credit and capital markets have experienced unusual volatility and disruption. If we need to obtain new debt or equity financing to support our operations or complete acquisitions in the future, we may be unable to obtain debt or equity financing on reasonable terms. We have established a flexible model that provides a lower fixed cost structure than most consulting firms, enabling us to scale operating cost structures more quickly based on market conditions, although there is a lag in time required to scale the business appropriately if revenues are reduced. Our strong balance sheet has enabled us to make acquisitions and related investments in intellectual property and businesses we believe are enabling us to capitalize on the current transformation of the industry; however, if demand for our consulting services is reduced and we experience negative cash flow, we could experience liquidity challenges at some point in the future.
          As previously discussed, the liquidity of auction rate securities has been negatively impacted by events in the credit markets since 2008. As of January 1, 2011, we held auction rate securities in the face amount of $6.3 million collateralized by government guaranteed student loans. The estimated fair value of the auction rate securities was $5.9 million as of January 1, 2011. Beginning in February 2008, auctions of our auction rate securities portfolio failed to receive sufficient order interest from potential investors to clear successfully, resulting in failed auction status. The principal associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers establish a different form of financing to replace these securities or final payments come due according to contractual maturities ranging from approximately 21 to 35 years.
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
          In fourth quarter of 2009, all of the Access Group Inc. Federal Student Loan Asset Backed Notes held as part of our auction rate securities portfolio with a UBS affiliate were sold. Pursuant to the terms of the settlement with UBS, UBS held a discretionary right to sell or otherwise dispose of our auction rate securities, provided that we were entitled to the par value of the auction rate securities upon any disposition. The par value of the liquidated securities, $2,050,000, was applied to the line of credit from UBS and its affiliates. As of January 2, 2010, we had outstanding borrowings of $2.8 million under the line of credit. These borrowings were used to fund short-term liquidity needs. As of January 2, 2010, there was approximately $900,000 available to be accessed under this line of credit.
          Given our intent and expected ability to exercise our right under the ARS Rights to sell to UBS our auction rate securities held in accounts with UBS and UBS affiliates at par value on June 30, 2010, we classified the entire amount of auction rate securities portfolio held with UBS and UBS affiliates, including the fair value of the ARS Rights, as short-term investments in the Consolidated Balance Sheet as of January 2, 2010. The remaining auction rate securities held in accounts with Citigroup were classified as noncurrent investments in the Consolidated Balance Sheet as of January 2, 2010. We classified the borrowings from UBS as a current liability in the Consolidated Balance Sheet as of January 2, 2010.

          As of January 2, 2010, we held auction rate securities with a UBS affiliate with a fair value of $5.4 million ($5.5 million par value). As of January 2, 2010, we had borrowed $2.8 million under the line of credit. Because we intended to exercise our right under the ARS Rights to sell to UBS our auction rate securities held in accounts with UBS and a UBS affiliate on June 30, 2010, we classified these auction rate securities as current assets and the line of credit with UBS as a current liability in the Consolidated Balance Sheet as of January 2, 2010. During the first quarter of fiscal year 2010, we borrowed an additional $880,000 on the line of credit, making the outstanding balance $3.68 million.
          During the second quarter of 2010, our entire auction rate securities portfolio held by a UBS affiliate was sold by us at par value of $5.5 million. Upon the sale of the securities, $3.7 million was applied to the line of credit from UBS. The line of credit was terminated, the ARS Rights expired unexercised and we received the remaining sales proceeds of $1.8 million.
          On March 19, 2009, we entered into a loan agreement with Citigroup Global Markets, Inc. (“Citigroup”) to provide liquidity for our $7.25 million auction rate securities portfolio held with Citigroup at the time. Under the loan agreement, we have access to a revolving line of credit of up to $2.6 million, with our auction rate securities pledged as collateral. The current interest rate on the line of credit is the federal funds rate plus 3.64%. The interest rate may change in future periods based on the change in the spread over the federal funds rate. The line of credit is not for any specific term or duration and Citigroup may demand full or partial payment of amounts borrowed on the line of credit, at its sole option and without cause, at any time. Citigroup may, at any time, in its discretion, terminate the line of credit with proper notice. No amounts have been borrowed against this line of credit as of January 1, 2011. On February 23, 2011, the Company borrowed $2,625,000 under the Citigroup line of credit. With this draw against the line, there was no material balance available to be borrowed.
          During the third quarter of 2010, we sold the Brazos Student Finance Corporation Student Loan Asset Backed Notes with a par value of $1.0 million held as part of the Company’s auction rate securities portfolio with Citigroup. We received $950,000 in proceeds from the transaction. As a result of this transaction, $50,000 in losses were reclassified from Accumulated Other Comprehensive Loss in stockholders’ equity and recognized in Other Income in the Consolidated Statements of Operations and Comprehensive Loss.
          As we are able to liquidate any of our remaining auction rate securities portfolio we intend to reinvest in money market or similar investments any amounts not used to repay any amounts borrowed under the remaining line of credit. We continually monitor the credit quality and liquidity of our auction rate securities. To the extent we believe we will not be able to collect all amounts due according to the contractual terms of a security, we will record an other-than-temporary impairment. This could require us to recognize losses in our Consolidated Statement of Operations and Comprehensive Loss in accordance with FASB ASC 320, which could be material.
FINANCIAL COMMITMENTS AND OFF BALANCE SHEET ARRANGEMENTS
          During fiscal year 2007, we acquired all of the outstanding membership interests of RVA. In addition to consideration paid at closing for this acquisition, we paid $344,000 during 2010 for consideration earned by RVA during the fiscal year 2010. The final measurement date was June 30, 2010. As a result, there is no remaining contingent consideration to be earned. See Note 4, “Business Combinations,” in the Notes to the Consolidated Financial Statements.
          During fiscal year 2009, we entered into an agreement under which we have a commitment to purchase a minimum of $401,000 in computer software over a three year period. As of January 1, 2011, we had an obligation of $156,000 remaining under this commitment.
          During fiscal year 2010, we entered into an agreement to purchase telecommunications equipment in the amount of $99,000. No payments have been made under this agreement as of January 1, 2011.
TRANSACTIONS WITH RELATED PARTIES
          During fiscal years 2010 and 2009, we incurred legal fees of $1,000 and $16,000, respectively, for services provided by Bingham McCutchen, LLP, a law firm in which a member of our Board of Directors, Andrew Lipman, owns an equity interest. Payments made during both periods were in connection with income tax and potential acquisition related matters. Our Board of Directors has affirmatively determined that such payments do not constitute a material relationship between us and the director and concluded the director is independent as defined by the NASDAQ corporate governance rules. All payments were made within the limitations set forth by NASDAQ Rules as to the qualifications of an independent director.
           As of January 1, 2011, there is one outstanding line of credit between us and our Chief Executive Officer, Richard P. Nespola, which originated in fiscal year 2001. Aggregate borrowings outstanding against the line of credit at January 1, 2011 and January 2, 2010 totaled $300,000 and are due in September 2011. This amount is included in Prepaids and Other Current Assets in the current assets section of the Consolidated Balance Sheet as of January 1, 2011. This amount was included in other assets in the noncurrent assets section of the Consolidated Balance Sheet as of January 2, 2010. In accordance with the loan provisions, the interest rate charged on the loans is equal to the Applicable Federal Rate (AFR), as announced by the Internal Revenue Service, for short-term obligations (with annual compounding) in effect for the month in which the advance is made, until fully paid. Pursuant to the Sarbanes-Oxley Act, no further loan agreements or draws against the line may be made by us to, or arranged by us for our executive officers. Interest payments on this loan are current as of January 1, 2011.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
          Not applicable.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
The Management Network Group, Inc.
Overland Park, Kansas
          We have audited the accompanying consolidated balance sheets of The Management Network Group, Inc. and subsidiaries (the “Company”) as of January 1, 2011 and January 2, 2010, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the 52-week periods ended January 1, 2011 and January 2, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
          In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 1, 2011 and January 2, 2010 and the results of its operations and its cash flows for the 52-week periods ended January 1, 2011 and January 2, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri
March 31, 2011

THE MANAGEMENT NETWORK GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	January 1,	January 2,
	2011	2010
	(In thousands, except
	share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,786	$6,301
Short-term investments		5,444
Receivables:
Accounts receivable	11,511	11,991
Accounts receivable — unbilled	5,220	4,174

	16,731	16,165
Less: Allowance for doubtful accounts	(200)	(357)

Net receivables	16,531	15,808
Prepaid and other current assets	1,173	1,206

Total current assets	24,490	28,759

NONCURRENT ASSETS:
Property and equipment, net	1,983	1,955
Goodwill	7,993	7,772
Identifiable intangible assets, net	496	2,516
Non-current investments	5,926	6,852
Other assets	207	397

Total Assets	$41,095	$48,251

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$995	$1,118
Current borrowings		2,800
Accrued payroll, bonuses and related expenses	5,087	5,354
Other accrued liabilities	1,299	1,433
Deferred revenue	860	1,023
Unfavorable and other contractual obligations	154	706

Total current liabilities	8,395	12,434

NONCURRENT LIABILITIES:
Deferred income tax liabilities	246	118
Unfavorable and other contractual obligations	450	546
Other noncurrent liabilities	287	1,119

Total noncurrent liabilities	983	1,783

Commitments and contingencies (Note 14)
STOCKHOLDERS’ EQUITY:
Common stock:
Voting — $.005 par value, 20,000,000 shares authorized; 7,513,330 (including 440,000 treasury shares) and 7,468,310 (including 440,000 treasury shares) shares issued as of January 1, 2011 and January 2, 2010, respectively; 7,073,330 and 7,028,310 shares outstanding as of January 1, 2011 and January 2, 2010, respectively	38	37
Preferred stock — $.001 par value, 10,000,000 shares authorized; no shares issued or outstanding
Additional paid-in capital	177,075	176,680
Accumulated deficit	(137,141)	(134,948)
Treasury stock, at cost	(3,545)	(3,545)
Accumulated other comprehensive income —
Foreign currency translation adjustment	(4,386)	(3,792)
Loss on investments	(324)	(398)

Total stockholders’ equity	31,717	34,034

Total Liabilities and Stockholders’ Equity	$41,095	$48,251

See notes to consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Fifty-Two	Fifty-Two
	Weeks Ended	Weeks Ended
	January 1,	January 2,
	2011	2010
	(In thousands, except per share
	data)
Revenues	$67,243	$64,953
Cost of services (includes non-cash share-based compensation expense of $95 and $260 for the 2010 and 2009 fiscal years, respectively)	41,849	38,036

Gross Profit	25,394	26,917
Operating Expenses:
Selling, general and administrative (includes non-cash share-based compensation expense of $210 and $598 for the 2010 and 2009 fiscal years, respectively)	27,108	28,497
Intangible asset amortization	1,392	1,975

Total operating expenses	28,500	30,472

Loss from operations	(3,106)	(3,555)
Interest income	193	259
Interest expense	(16)	(55)
Other income, net	26	335

Total other income	203	539

Loss before income taxes	(2,903)	(3,016)
Income tax benefit (provision)	710	(226)

Net loss	(2,193)	(3,242)

Other comprehensive loss:
Foreign currency translation adjustment	(594)	1,943
Unrealized gain on marketable securities	74	718

Comprehensive loss	$(2,713)	$(581)

Net loss per common share
Basic and diluted	$(0.31)	$(0.46)

Weighted average shares used in calculation of net loss per share:
Basic and Diluted	7,049	6,986

See notes to consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	January 1,	January 2,
	2011	2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,193)	$(3,242)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,769	3,379
Share-based compensation	305	858
Deferred tax expense	128	145
Realized gain on marketable securities	(6)	(224)
Other	(63)
Other changes in operating assets and liabilities:
Accounts receivable	193	(3,291)
Accounts receivable — unbilled	(1,147)	601
Prepaid and other assets	206	398
Trade accounts payable	(87)	(74)
Income tax liabilities	(856)	(73)
Deferred revenue	(129)	494
Accrued liabilities	(265)	1,448

Net cash (used in) provided by operating activities	(1,145)	419

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities/sales of marketable securities	6,450	2,050
Acquisition of businesses	(344)	(3,054)
Acquisition of property and equipment	(888)	(618)

Net cash provided by (used in) investing activities	5,218	(1,622)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	880	3,400
Payments on line of credit	(3,680)	(2,085)
Payments made on unfavorable and other contractual obligations	(713)	(681)
Issuance of common stock through employee stock purchase plan	38	27

Net cash (used in) provided by financing activities	(3,475)	661

Effect of exchange rate on cash and cash equivalents	(113)	887

Net increase in cash and cash equivalents	485	345
Cash and cash equivalents, beginning of period	6,301	5,956

Cash and cash equivalents, end of period	$6,786	$6,301

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$16	55

Net cash (refunded) paid during period for income taxes	$(77)	$156

Accrued property and equipment additions	$278	$325

Supplemental disclosure of non-cash investing and financing transactions
Acquisition of business: Common stock	$53	$104

See notes to consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock					Accumulated
	$.005 Par		Additional			Other
	Voting		Paid In	Accumulated	Treasury	Comprehensive
	Shares	Amount	Capital	Deficit	Stock	Income	Total
	(In thousands, except per share data)
Balance, January 3, 2009	7,393,025	$37	$175,691	$(131,706)	$(3,545)	$(6,851)	$33,626
Shares issued for employee stock purchase plan	19,027		27				27
Share-based compensation			858				858
Common stock issued for acquisitions	56,325		104				104
Other comprehensive income — Foreign currency translation adjustment						1,943	1,943
Other comprehensive income — Loss on marketable securities						718	718
One-for-five reverse stock split	(67)						—
Net loss				(3,242)			(3,242)

Balance, January 2, 2010	7,468,310	$37	$176,680	$(134,948)	$(3,545)	$(4,190)	$34,034

Shares issued for employee stock purchase plan	25,280	1	37				38
Share-based compensation			305				305
Common stock issued for acquisitions	19,740		53				53
Other comprehensive income — Foreign currency translation adjustment						(594)	(594)
Other comprehensive income — Loss on marketable securities						74	74
Net loss				(2,193)			(2,193)

Balance, January 1, 2011	7,513,330	$38	$177,075	$(137,141)	$(3,545)	$(4,710)	$31,717

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
          Fiscal Year — The Company reports its operating results on a 52/53-week fiscal year basis. The fiscal year end is determined as the Saturday ending nearest December 31. The fiscal years ended January 1, 2011 and January 2, 2010 each include 52 weeks of operating results and consists of four equal 13-week quarters. The fiscal years ended January 1, 2011 and January 2, 2010 are referred to herein as fiscal years 2010 and 2009, respectively.
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
          Revenue Recognition — The Company recognizes revenue from time and materials consulting contracts in the period in which its services are performed. The Company recognized $27.4 million and $25.1 million in revenues from time and materials contracts during fiscal years 2010 and 2009, respectively. In addition to time and materials contracts, the Company’s other types of contracts may include fixed fee contracts and contingent fee contracts. The Company recognizes revenues on milestone or deliverables-based fixed fee contracts and time and materials contracts not to exceed contract price using the percentage of completion-like method described by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-35, “Revenue Recognition — Construction-Type and Production-Type Contracts”. For fixed fee contracts where services are not based on providing deliverables or achieving milestones, the Company recognizes revenue on a straight-line basis over the period during which such services are expected to be performed. During fiscal years 2010 and 2009, the Company recognized $39.8 million and $39.9 million, respectively, in revenues on these other types of contracts. In connection with some fixed fee contracts, the Company may receive payments from customers that exceed revenues recognized related to the contracts up to that point in time. The Company records the excess of receipts from customers over recognized revenue as deferred revenue. Deferred revenue is classified as a current liability to the extent it is expected to be earned within twelve months from the date of the balance sheet.
          The Company develops, installs and supports customer software in addition to the provision of traditional consulting services. The Company recognizes revenue in connection with its software sales agreements utilizing the percentage of completion method prescribed by ASC 605- 35. These agreements include software right-to-use licenses (“RTU’s”) and related customization and implementation services. Due to the long-term nature of the software implementation and the extensive software customization based on normal customer specific requirements, both the RTU and implementation services are treated as a single element for revenue recognition purposes.
          The percentage-of-completion-like methodology involves recognizing revenue using the proportion of services completed, on either a current cumulative cost to total cost or effort to total effort basis, using a reasonably consistent profit margin over the period. Due to the nature of these projects, developing the estimates of costs often requires significant judgment. Factors that must be considered in estimating the

THE MANAGEMENT NETWORK GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
progress of work completed and ultimate cost of the projects include, but are not limited to, the availability of labor and labor productivity, the nature and complexity of the work to be performed, and the impact of delayed performance. If changes occur in delivery, productivity or other factors used in developing the estimates of costs or revenues, the Company revises its cost and revenue estimates, which may result in increases or decreases in revenues and costs, and such revisions are reflected in income in the period in which the facts that give rise to that revision become known.
          In addition to the professional services related to the customization and implementation of its software, the Company may also provide post-contract support (“PCS”) services, including technical support and maintenance services as well as other professional services not essential to the functionality of the software. For those contracts that include PCS service and professional services arrangements which are not essential to the functionality of the software solution, the Company separates the ASC 605-35 software services and PCS services utilizing the multiple-element arrangement model prescribed by ASC 605-25 , “Revenue Recognition — Multiple-Element Arrangements”. ASC 605-25 addresses the accounting treatment for an arrangement to provide the delivery or performance of multiple products and/or services where the delivery of a product or system or performance of services may occur at different points in time or over different periods of time. The Company utilizes ASC 605-25 to separate the PCS service elements and allocate total contract consideration to the contract elements based on the relative fair value of those elements. Revenues from PCS services are recognized ratably on a straight-line basis over the term of the support and maintenance agreement.
          The Company may also enter into contingent fee contracts, in which revenue is subject to achievement of savings or other agreed upon results, rather than time spent. Due to the nature of contingent fee contracts, the Company recognizes costs as they are incurred on the project and defers revenue recognition until the revenue is realizable and earned as agreed to by its clients. Although these contracts can be very rewarding, the profitability of these contracts is dependent on the Company’s ability to deliver results for its clients and control the cost of providing these services. These types of contracts are typically more results-oriented and are subject to greater risk associated with revenue recognition and overall project profitability than traditional time and materials contracts. Revenues associated with contingent fee contracts were not material during fiscal years 2010 and 2009.
          Cash and Cash Equivalents — Cash and cash equivalents include cash on hand and short-term investments with original maturities of three months or less when purchased.
          Marketable Securities — Short-term investments and non-current investments, which consist of auction rate securities and a related put option, are accounted for under the provisions of FASB ASC 320, “Investments — Debt and Equity Securities.” Management evaluates the appropriate classification of marketable securities at each balance sheet date. These investments are reported at fair value, as measured pursuant to FASB ASC 820, “Fair Value Measurements and Disclosures.” For those securities considered to be “available for sale,” any temporary unrealized gains and losses are included as a separate component of stockholders’ equity, net of applicable taxes. For those securities considered to be “trading,” any unrealized gains and losses are included in the Consolidated Statements of Operations and Comprehensive Loss, net of applicable taxes. Additionally, realized gains and losses, changes in value judged to be other-than-temporary, interest and dividends are also included in the Consolidated Statements of Operations and Comprehensive Loss, net of applicable taxes. See Note 2 for further discussion of the Company’s auction rate securities portfolio.
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

THE MANAGEMENT NETWORK GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, the date technological feasibility is reached, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. The Company capitalizes development costs incurred during the period between the establishment of technological feasibility and the release of the final product to customers if such costs are material. During fiscal years 2010 and 2009, $595,000 and $536,000, respectively of these costs were expensed as incurred. No software development costs were capitalized during either fiscal year 2010 or 2009.
          Goodwill — The Company accounts for goodwill in accordance with the provisions of ASC 350, "Intangibles-Goodwill and Other.” Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations accounted for as purchases. The Company evaluates goodwill for impairment on an annual basis on the last day of the first fiscal month of the fourth fiscal quarter and whenever events or circumstances indicate that these assets may be impaired. The annual impairment test for fiscal year 2010 was performed as of October 30, 2010. The Company determines impairment by comparing the net assets of each reporting unit to its respective fair value. In the event a reporting unit’s carrying value exceeds its fair value, an indication exists that the reporting unit goodwill may be impaired. In this situation, the Company must determine the implied fair value of goodwill by assigning the reporting unit’s fair value to each asset and liability of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is measured by the difference between the goodwill carrying value and the implied fair value.
          Fair value of the Company’s reporting units is determined using the income approach. The income approach uses a reporting unit’s projection of estimated cash flows discounted using a weighted-average cost of capital analysis that reflects current market conditions. The Company also considered the market approach to valuing its reporting units. However due to the lack of comparable industry publicly available transaction data, the Company typically concludes a market approach does not adequately reflect its specific reporting unit operations. While we typically rely on the income approach, we also utilize the market approach to validate the results of our discounted cash flow analysis. Significant management judgments related to the income approach include:
•	Anticipated future cash flows and terminal value for each reporting unit — The income approach to determining fair value relies on the timing and estimates of future cash flows, including an estimate of terminal value. The projections use management’s estimates of economic and market conditions over the projected period including growth rates in revenues and estimates of expected changes in operating margins, tax rates, depreciation, amortization, capital expenditures and working capital. Projections of future cash flows are subject to change as actual results are achieved that differ from those anticipated. Because management frequently updates its projections, it would expect to identify on a timely basis any significant differences between actual results and recent estimates. The Company is not expecting actual results to vary significantly from estimates.

•	Selection of an appropriate discount rate — The income approach requires the selection of an appropriate discount rate, which is based on a weighted average cost of capital analysis. The discount rate is affected by changes in short-term interest rates and long-term yield as well as variances in the typical capital structure of marketplace participants. The discount rate is determined based on assumptions that would be used by marketplace participants, and for that reason, the capital structure of selected marketplace participants was used in the weighted average cost of capital analysis.
          Intangible Assets — Intangible assets are stated at cost or acquisition date fair value less accumulated amortization, and represent customer relationships, software, employment agreements, customer backlog and tradenames acquired in the acquisitions of Cartesian and RVA. Amortization of remaining intangible assets is based on estimated useful lives of 12 to 48 months, depending on the nature of the intangible asset, and is recognized on a straight-line basis.
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
          Foreign Currency Transactions and Translation — TMNG Europe, TMNG Canada, Cartesian and the international operations of CSMG conduct business primarily denominated in their respective local currency. Assets and liabilities have been translated to U.S. dollars at the period-end exchange rates. Revenue and expenses have been translated at exchange rates which approximate the average of the rates prevailing during each period. Translation adjustments are reported as a separate component of other comprehensive income in the

THE MANAGEMENT NETWORK GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
consolidated statements of stockholders’ equity. Realized and unrealized exchange losses included in results of operations were $19,000 and $520,000 during fiscal years 2010 and 2009, respectively.
          Derivative Financial Instruments — As of January 1, 2011, the Company had an open foreign currency forward contract with a notional amount of $0.2 million. This contract expired on February 22, 2011. This forward contract provides an economic hedge of fluctuations in euro denominated accounts receivable against the British pound, but has not been designated as a hedge for accounting purposes. The Company utilizes valuation models for this forward contract that rely exclusively on Level 2 inputs, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurement and Disclosures. Gains and losses on foreign currency forward contracts are included in selling, general and administrative expenses in the Consolidated Statement of Operations and Comprehensive Loss. The change in fair value of this contract was not material to the Company’s results of operations or financial position for fiscal years 2010 or 2009.
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
          In accordance with the provisions of ASC 260, “Earnings per Share,” the Company uses the treasury stock method for calculating the dilutive effect of employee stock options and nonvested shares. These instruments will have a dilutive effect under the treasury stock method only when the respective period’s average market value of the underlying Company common stock exceeds the actual proceeds. In applying the treasury stock method, assumed proceeds include the amount, if any, the employee must pay upon exercise, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the options and the vesting of nonvested shares. The Company has not included the effect of stock options and nonvested stock in the calculation of diluted loss per share for fiscal years 2010 and 2009 as the Company reported a net loss for these periods and the effect would have been anti-dilutive.
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
          In January 2010, the FASB issued ASU 2010-06, Fair Value Measures and Disclosures, (“ASU 2010-06”). ASU 2010-06 amends the Codification to require new or enhanced disclosures about: (1) transfers in and out of Levels 1, 2 and 3; (2) purchases, sales, issuances and settlements related to Level 3 measurements; (3) level of disaggregation; and (4) inputs and valuation techniques used to measure fair value. With the exception of item (2), this guidance was effective for the first reporting period beginning after December 15, 2009. The Company adopted this guidance, with the exception of item (2), upon issuance and it did not have an effect on its consolidated financial statements. The guidance concerning item (2) is effective for fiscal years beginning after December 15, 2010. The adoption of item (2) of this guidance will not have a significant effect on its consolidated financial statements.
          In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The guidance will significantly expand the disclosures that companies must make about the credit quality of financing receivables and the allowance for credit losses. The disclosures as of the end of the reporting period are effective for the Company’s interim and annual periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for the Company’s interim and annual periods beginning on or after December 15, 2010. The objectives of the enhanced disclosures are to provide financial statement users with additional information about the nature of credit risks inherent in the Company’s financing receivables, how credit risk is analyzed and assessed when determining the allowance for credit losses, and the reasons for the change in the allowance for credit losses. The adoption of this guidance requires enhanced disclosures and did not have a significant effect on the Company’s financial statements.
          In December 2010, the FASB issued ASU 2010-28, Intangibles—Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The guidance clarifies when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This update modifies step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts, requiring the entity to assess whether it is more likely than not that the reporting units’ goodwill is impaired in order to determine if the entity should perform step 2 of the goodwill impairment test for those reporting unit(s). This update is

THE MANAGEMENT NETWORK GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not expect the adoption of this update to have a material impact on its consolidated financial statements.
2. AUCTION RATE SECURITIES
          As of January 1, 2011 and January 2, 2010, TMNG held $5.9 million and $12.3 million, respectively, in fair value of auction rate securities for which the underlying collateral is guaranteed through the Federal Family Education Loan Program of the U.S. Department of Education. The Company’s auction rate securities portfolio as of January 1, 2011 consisted of the following:

			Fair Value at January 1,
		Unrealized	2011
Issuer	Cost Basis	Losses	(Noncurrent)
		(In thousands)

Available-for-Sale Securities
Education Funding Capital Education Loan Backed Notes	$6,250	$(324)	$5,926
The Company’s auction rate securities portfolio as of January 2, 2010 consisted of the following:

				Fair Value at
		Realized		January 2,
Issuer		Gains	Unrealized	2010
	Cost Basis	(Losses)	Losses	Current	Noncurrent
	(In thousands)
Trading Securities
Kentucky Higher Education Loan Revenue	$1,900	$(118)		$1,782
Missouri Higher Education Loan Revenue	1,800	(112)		1,688
Utah State Board of Regents Revenue Bonds	1,400	(87)		1,313
Kentucky Higher Education Loan Revenue	400	(25)		375

	5,500	(342)		5,158
Available-for-Sale Securities
Education Funding Capital Education Loan Backed Notes	6,250		$(389)		$5,861
Brazos Student Finance Corporation Student Loan Asset Backed Notes	1,000		(9)		991

	7,250		(398)		6,852
ARS Rights		286		286

	$12,750	$(56)	$(398)	$5,444	$6,852

          During fiscal years 2010 and 2009, the Company recognized gains of $56,000 and $224,000, respectively, related to auction rate securities classified as trading securities. These gains and losses are recorded in other income (expense), net in the consolidated statements of operations and comprehensive loss.
          The auction rate securities held by the Company are long-term debt instruments that historically provided liquidity through a Dutch auction process through which interest rates reset every 28 to 35 days. Beginning in February 2008, auctions of the Company’s auction rate securities portfolio failed to receive sufficient order interest from potential investors to clear successfully, resulting in failed auctions. The principal associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers establish a different form of financing to replace these securities or final payments come due according to a contractual maturity of approximately 31 years.
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

THE MANAGEMENT NETWORK GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
          During the second quarter of fiscal year 2010, all of the remaining auction rate securities held with a UBS affiliate were sold by the Company at par value of $5.5 million. Proceeds from the liquidation were applied first to the $3.7 million outstanding balance of the line of credit from UBS. The Company received the remaining $1.8 million in proceeds. Upon the liquidation of the Company’s auction rate securities portfolio held with the UBS affiliate, the ARS Rights terminated unexercised. The ARS Rights were measured at fair value under FASB ASC 825 until UBS’s purchase of the auction rate securities in connection with the ARS Rights.
          Additionally, during the third quarter of fiscal year 2010, the Company sold its Brazos Student Finance Corporation Student Loan Asset Backed Notes with a par value of $1.0 million held as part of its auction rate securities portfolio with Citigroup. These auction rate securities were classified as available-for-sale. The Company received $950,000 in proceeds from the transaction. As a result of this transaction, $50,000 in losses were reclassified from Accumulated Other Comprehensive Loss in stockholders’ equity and recognized in Other Income (Expense) in the Consolidated Statements of Operations and Comprehensive Loss.
          For auction rate securities classified as available-for-sale, the Company recognized unrealized holding gains of $24,000 and $718,000 during fiscal years 2010 and 2009, respectively. In addition, during fiscal year 2010, the Company reclassified $50,000 in previously unrealized losses from Accumulated Other Comprehensive Loss to realized losses in Other Income (Expense) upon the disposition of the related available-for-sale securities as described above. Unrealized holding gains and losses on securities classified as available-for-sale are included as a separate component of stockholders’ equity, net of applicable taxes, and have been recognized in Other Comprehensive Income (Loss) in the Consolidated Statements of Operations and Comprehensive Loss.
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
          The following is a reconciliation of the beginning and ending balances of the Company’s auction rate securities portfolio and ARS Rights as of January 1, 2011 and January 2, 2010 (in thousands):

	For the Fiscal	For the Fiscal
	Year Ended	Year Ended
	January 1,	January 2,
	2011	2010
Fair value at beginning of period	$12,296	$13,404
Total unrealized and realized gains (losses) included in Other income in the Consolidated Statements of Operations and Comprehensive Loss	6	224
Total unrealized gains (losses) included in Other comprehensive income (loss) in the Consolidated Statements of Operations and Comprehensive Loss	74	718
Sales	(6,450)	(2,050)

Fair value at end of period	$5,926	$12,296

          Given the Company intended to exercise its right under the ARS Rights to sell to UBS its auction rate securities held in accounts with UBS and UBS affiliates at par value on June 30, 2010, the Company classified the entire amount of auction rate securities portfolio held with UBS affiliates, including the fair value of the ARS Rights, as short-term investments in the Consolidated Balance Sheet as of January 2, 2010. The remaining auction rate securities were classified as noncurrent investments in the Consolidated Balance Sheet as of January 2, 2010.

THE MANAGEMENT NETWORK GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. LINE OF CREDIT AGREEMENTS
          As discussed above in Note 2, “Auction Rate Securities,” in November of 2008, the Company entered into a settlement with UBS to provide liquidity for the Company’s auction rate securities portfolio then held with a UBS affiliate. As provided for in the settlement, the Company entered into a line of credit from UBS. During fiscal year 2010, the Company liquidated the auction rate securities with a par value of $5.5 million pledged as collateral for the line of credit with UBS. Proceeds from the liquidation were applied first to the $3.7 million outstanding balance of the line of credit as of the date of the transaction. The Company received the remaining $1.8 million in proceeds. Upon liquidation of the relevant auction rate securities, the line of credit with UBS was terminated. The Company classified the outstanding balance of $2.8 million as a current liability in the Consolidated Balance Sheet as of January 2, 2010. An additional $880,000 was borrowed during the first quarter of fiscal year 2010. These borrowings were used to fund short-term liquidity needs. Because amounts borrowed under the line of credit accrued interest at a floating rate and had a remaining maturity of less than one year, the fair value of this financial instrument approximated its carrying value.
          On March 19, 2009, the Company entered into a loan agreement with Citigroup Global Markets, Inc. (“Citigroup”) to provide liquidity for the Company’s $7.3 million auction rate securities portfolio held with Citigroup at the time. Under the loan agreement, the Company has access to a revolving line of credit of up to $2.625 million with its auction rate securities pledged as collateral. The current interest rate on the line of credit is the federal funds rate plus 3.64%. The interest rate may change in future periods based on the change in the spread over the federal funds rate. The line of credit is not for any specific term or duration and Citigroup may demand full or partial payment of amounts borrowed on the line of credit, at its sole option and without cause, at any time. Citigroup may, at any time, in its discretion, terminate the line of credit with proper notice. No amounts have been borrowed against this line of credit as of January 1, 2011. See Note 16, “Subsequent Events,” for activity related to the Citigroup line of credit subsequent to January 1, 2011.
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

Cash paid at closing	$6,625
Transaction costs	247
Contingent cash consideration earned	3,617
Contingent stock consideration earned (based on June 30, 2008 measurement date)	921
Contingent stock consideration earned (based on June 30, 2009 measurement date)	104
Contingent stock consideration earned (based on June 30, 2010 measurement date)	53

Aggregate potential consideration	$11,567

          The measurement date for contingent cash and stock consideration was June 30 of each of the three years subsequent to the transaction. Cash earn-out consideration in the amount of $0.3 million and stock consideration in the amount of 19,740 shares of common stock, with a value of $0.1 million as of June 30, 2010, was earned and paid during fiscal year 2010. Cash earn-out consideration in the amount of $1.0 million and stock consideration in the amount of 56,325 shares of common stock, with a value of $0.1 million as of June 30, 2009, was earned and paid during fiscal year 2009. The final measurement date was June 30, 2010. As a result, there is no remaining contingent consideration to be earned.
5. GOODWILL AND OTHER INTANGIBLE ASSETS
          The changes in the carrying amount of goodwill as of January 1, 2011 are as follows (in thousands):

	North
	America	EMEA	Total
Balance as of January 2, 2010	$3,550	$4,222	$7,772
2010 RVA goodwill from contingent consideration earned	397		397
Changes in foreign currency exchange rates		(176)	(176)

Balance as of January 1, 2011	$3,947	$4,046	$7,993

THE MANAGEMENT NETWORK GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          The Company had gross goodwill and accumulated goodwill impairment losses as of the beginning and end of fiscal years 2010 and 2009 as follows:

	As of January 1,	As of January 2,	As of January 3,
	2011	2010	2009
Gross balance of goodwill (including foreign currency adjustments)	$67,549	$67,641	$66,109
Accumulated goodwill impairment losses (including foreign currency adjustments)	(59,556)	(59,869)	(59,869)

Net balance of goodwill	$7,993	$7,772	$6,240

Licenses and identifiable intangible assets, net are comprised of the following (in thousands):

	January 1, 2011		January 2, 2010
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Customer relationships	$5,261	$(4,765)	$5,342	$(3,511)
Acquired software	2,326	(2,326)	2,427	(1,820)
Employment agreements	1,950	(1,950)	2,018	(1,940)

Total	$9,537	$(9,041)	$9,787	$(7,271)

          Intangible amortization expense for the fiscal years ended January 1, 2011 and January 2, 2010 was $1,973,000 and $2,563,000, respectively, including $581,000 and $587,000 reported in cost of services for the fiscal years 2010 and 2009, respectively.

          Future intangible amortization expense is estimated to be $496,000 in fiscal year 2011 with none included in cost of services.The Company evaluates goodwill for impairment on an annual basis on the last day of the first fiscal month of the fourth quarter and whenever events or circumstances indicate that these assets may be impaired. The Company performs its impairment testing for goodwill in accordance with FASB ASC 350 “Intangibles-Goodwill and Other.” Based on an analysis of the present value of future cash flows, management determined that there was no impairment of goodwill during fiscal years 2010 and 2009.

          The Company reviews long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets might not be recoverable in accordance with the provisions of FASB ASC 360, “Property, Plant and Equipment” and FASB ASC 350, “Intangibles-Goodwill and Other.” Based on an analysis of future cash flows, management determined that there was no impairment of long-lived or intangible assets during fiscal years 2010 and 2009.

6. SHARE-BASED COMPENSATION
The Company estimates the fair value of its stock options and stock issued under the Employee Stock Purchase Plan using the Black-Scholes-Merton option pricing model. Groups of employees or non-employee directors that have similar historical and expected exercise behavior are considered separately for valuation purposes. The table below shows the weighted average of the assumptions used in estimating the fair value of stock options granted during fiscal years 2009. There were no stock options granted during fiscal year 2010.

Fiscal Year 2009
Risk-free interest rate	2.1%
Expected life	6.3 years
Expected volatility factor	61%
Expected dividend rate	0%
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
          On May 27, 2010, the stockholders of the Company approved amendments to the Company’s Amended and Restated 1998 Equity Incentive Plan (the “1998 Plan”). The amendments to the 1998 Plan include the following: (1) an increase of 614,338 in the number of shares of common stock available for issuance under the 1998 Plan to correct a miscalculation in the 2009 amendments to the 1998 Plan; and (2) a

THE MANAGEMENT NETWORK GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
reallocation of 291,321 shares of common stock not subject to outstanding awards under the Company’s 2000 Supplemental Stock Plan (the “Supplemental Stock Plan”) from the Supplemental Stock Plan to the 1998 Plan.
          As of January 1, 2011, the Company has two share-based compensation plans under which awards are outstanding, which are described below. The compensation cost that has been charged against operations for those plans under FASB ASC 718 was $0.3 million and $0.9 million during 2010 and 2009, respectively. The Company recognized no income tax benefit for share-based compensation arrangements for fiscal years 2010 and 2009. In addition, no compensation costs related to these arrangements were capitalized in either year. As of January 1, 2011, unrecognized compensation cost, net of estimated forfeitures, related to the unvested portion of all share-based compensation arrangements was approximately $0.1 million and is expected to be recognized over a weighted-average period of approximately 10 months. The Company has historically issued and expects to continue to issue new shares to satisfy stock option exercises, vesting of nonvested stock or purchases of shares under the Employee Stock Purchase Plan.
1998 EQUITY INCENTIVE PLAN
          The Company’s 1998 Equity Incentive Plan, as amended and restated, is a stockholder approved plan, which provides for the granting of incentive stock options and nonqualified stock options to employees, and nonqualified stock options, nonvested stock, and restricted stock units to employees, directors and consultants. The 1998 Plan is scheduled to expire in June 2019. As of January 1, 2011, the Company has 1,689,071 shares of the Company’s common stock available for issuance upon exercise of outstanding options or for future awards under the 1998 Plan.
     Stock Options
          Incentive stock options are granted at an exercise price of not less than market value per share of the common stock on the date of grant as determined by the Board of Directors. Vesting and exercise provisions are determined by the Board of Directors.
          As of January 1, 2011, all options granted under the 1998 Plan were non-qualified stock options. Options granted under the 1998 Plan generally become exercisable over a three to four year period beginning on the date of grant. Options granted under the 1998 Plan have a maximum term of ten years.
          A summary of the option activity of the Company’s 1998 Plan as of January 1, 2011 and changes during the fiscal year then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 2, 2010	763,547	$17.57
Forfeited/cancelled	(122,454)	$51.03

Outstanding at January 1, 2011	641,093	$11.18	5.1 years	$9,000

Options vested and expected to be vested at January 1, 2011	617,174	$11.22	5.0 years	$7,000

Options exercisable at January 1, 2011	579,501	$11.32	4.9 years	$2,000

          There were no options granted during fiscal year 2010. The weighted average grant date fair value of options granted was $0.86 per share during fiscal year 2009. As of January 1, 2011, unrecognized compensation cost, net of estimated forfeitures, related to the unvested portion of stock options issued under the 1998 Plan was approximately $34,000 and is expected to be recognized over a weighted-average period of approximately 9 months.
     Nonvested Stock
          Shares of nonvested stock under the 1998 Plan are subject to restriction based upon a two to four year vesting schedule. The fair value of nonvested share awards is determined based on the closing trading price of the Company’s common stock on the award date.

THE MANAGEMENT NETWORK GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          A summary of the status of nonvested stock issued under the 1998 Plan as of January 1, 2011 and changes during the fiscal year then ended is presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding at January 2, 2010	1,250	$10.95
Vested	(875)	$10.82

Outstanding at January 1, 2011	375	$11.25

          There were no shares of nonvested stock issued during fiscal years 2010 or 2009. As of January 1 2011, there was no material unrecognized compensation cost related to nonvested stock granted under the 1998 Plan. The total fair value of shares vested was $2,000 and $126,000 during 2010 and 2009, respectively.
2000 SUPPLEMENTAL STOCK PLAN
The Supplemental Stock Plan expired May 23, 2010. The outstanding awards issued pursuant to the Supplemental Stock Plan will remain subject to the terms of the Supplemental Stock Plan following expiration of the plan. The Supplemental Stock Plan provided the Company’s common stock for the granting of nonqualified stock options to employees and was not subject to stockholder approval. Vesting and exercise provisions were determined by the Board of Directors. Options granted under the plan generally become exercisable over a period of up to four years beginning on the date of grant and have a maximum term of ten years.
A summary of the option activity of the Company’s Supplemental Stock Plan as of January 1, 2011 and changes during the fiscal year then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 2, 2010	274,612	$11.74
Forfeited/cancelled	(27,175)	$11.72

Outstanding at January 1, 2011	247,437	$11.74	5.0 years	$1,000

Options vested and expected to be vested at January 1, 2011	226,482	$11.90	5.0 years	$1,000

Options exercisable at January 1, 2011	191,387	$12.28	4.7 years

          There were no options granted during fiscal year 2010. The weighted average fair value of options granted was $0.70 per share per share during fiscal year 2009. There were no options exercised during fiscal year 2010 or 2009. As of January 1, 2011, unrecognized compensation cost, net of estimated forfeitures, related to the unvested portion of stock options issued under the 2000 Plan was approximately $59,000 and is expected to be recognized over a weighted-average period of approximately 10 months.
EMPLOYEE STOCK PURCHASE PLAN
          Under the Employee Stock Purchase Plan (ESPP), shares of the Company’s common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first day of the enrollment period or on the last day of each six-month period over the subsequent two years. Employees may purchase shares through a payroll deduction program having a value not exceeding 15% of their gross compensation during an offering period. During 2010 and 2009, the Company recognized net expense of $15,000 and $34,000, respectively, in connection with FASB ASC 718 associated with the ESPP.
7. BUSINESS SEGMENTS, MAJOR CUSTOMERS AND SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK
          In the first quarter of fiscal year 2010, the Company was internally reorganized to align geographically with its client base. As a result of this internal realignment, the Company’s reportable segments have changed. Corresponding segment information for fiscal year 2009 has been restated to conform to the current reportable segment presentation.
          The Company identifies its segments based on the way management organizes the Company to assess performance and make operating decisions regarding the allocation of resources. In accordance with the criteria in FASB ASC 280 “Segment Reporting,” the Company has concluded it has two reportable segments: the North America segment and the EMEA segment. The North America segment is comprised of

THE MANAGEMENT NETWORK GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
three operating segments (Strategy, North America Cable and Broadband, North America Telecom), which are aggregated into one reportable segment based on the similarity of their economic characteristics. The EMEA segment is a single reportable, operating segment that encompasses the Company’s operational, technology and software consulting operations outside of North America. Both reportable segments offer management consulting, custom developed software, and technical services.
          Management evaluates segment performance based upon income (loss) from operations, excluding share-based compensation (benefits), depreciation and intangibles amortization. There were no inter-segment sales in fiscal year 2010. Inter-segment revenues were approximately $0.9 million in fiscal year 2009. In addition, in its administrative division, entitled “Not Allocated to Segments,” the Company accounts for non-operating activity and the costs of providing corporate and other administrative services to the segments.
          Summarized financial information concerning the Company’s reportable segments is shown in the following table (in thousands):

	North America	EMEA	Not Allocated to Segments	Total
As of and for the fiscal year ended January 1, 2011:
Revenues	$51,220	$16,023		$67,243
Income (loss) from operations	12,185	3,043	$(18,334)	(3,106)
Interest income			193	193
Interest expense			(16)	(16)
Income (loss) before income tax provision	12,185	3,043	(18,131)	(2,903)
Depreciation and amortization			2,769	2,769
Total assets	$11,124	$5,406	$24,565	$41,095
As of and for the fiscal year ended January 2, 2010:
Revenues	$46,994	$17,959		$64,953
Income (loss) from operations	12,865	3,974	$(20,394)	(3,555)
Interest income			259	259
Interest expense			(55)	(55)
Income (loss) before income tax provision	12,865	3,974	(19,855)	(3,016)
Depreciation and amortization			3,379	3,379
Total assets	$9,466	$6,342	$32,443	$48,251
          Segment assets, regularly reviewed by management as part of its overall assessment of the segments’ performance, include both billed and unbilled trade accounts receivable, net of allowances, and certain other assets, if applicable. Assets not assigned to segments include cash and cash equivalents, current and non-current investments, property and equipment, goodwill and intangible assets and deferred tax assets, excluding deferred tax assets recognized on accounts receivable reserves, which are assigned to their segments.
          In accordance with the provisions of FASB ASC 280-10, revenues earned in the United States and internationally based on the location where the services are performed are shown in the following table (amounts in thousands):

	Revenue		Loss Before Income Tax Provision
	Fiscal Year 2010	Fiscal Year 2009	Fiscal Year 2010	Fiscal Year 2009
United States	$49,902	$46,206	$(2,154)	$(2,145)
International:
United Kingdom	16,348	16,727	(706)	(777)
Other	993	2,020	(43)	(94)

Total	$67,243	$64,953	$(2,903)	$(3,016)

THE MANAGEMENT NETWORK GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          Major customers in terms of significance to TMNG’s revenues (i.e. in excess of 10% of revenues) for fiscal years 2010 and 2009 and accounts receivable as of January 1, 2011 and January 2, 2010 were as follows (amounts in thousands):

	Revenues
	Fiscal Year 2010		Fiscal Year 2009
	North America	EMEA	North America	EMEA
Customer A		$6,840		$7,418
Customer B	$17,304		$22,789
Customer C	$9,953		$8,935
Customer D	$6,502		$6,612
Customer E	$6,946	$754	$1,116	$977

	Accounts Receivable
	January 1, 2011	January 2, 2010
Customer A	$2,429	$3,244
Customer B	$2,948	$4,333
Customer C	$1,832	$1,290
Customer D	$694	$1,640
Customer E	$4,241	$361
          Revenues from the Company’s ten most significant customers accounted for approximately 84% and 87% of revenues for fiscal years 2010 and 2009, respectively.
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
8. PROPERTY AND EQUIPMENT

	January 1, 2011	January 2, 2010
	(In thousands)
Furniture and fixtures	$1,550	$1,450
Software and computer equipment	4,156	3,784
Leasehold improvements	1,270	1,199

	6,976	6,433
Less: Accumulated depreciation and amortization	4,993	4,478

	$1,983	$1,955

          Depreciation and amortization expense on property and equipment was $796,000 and $816,000 for fiscal years 2010 and 2009, respectively.

THE MANAGEMENT NETWORK GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. INCOME TAXES
          For fiscal years 2010 and 2009, the income tax benefit (provision) consists of the following (amounts in thousands):

	Fiscal Year 2010		Fiscal Year 2009
Federal
Current tax (expense) benefit	$		$(32)
Deferred tax (expense) benefit, net		(111)	(103)

		(111)	(135)
State
Current tax (expense) benefit		35	(34)
Deferred tax (expense) benefit, net		(17)	(15)

		18	(49)
Foreign
Current tax (expense) benefit		803	(15)
Deferred tax (expense) benefit, net			(27)

		803	(42)

Total		$710	$(226)

          The Company has reserved all of its domestic and foreign net deferred tax assets with a valuation allowance as of January 1, 2011 and January 2, 2010, in accordance with the provisions of FASB ASC 740 “Income Taxes.” Realization of the deferred tax asset is dependent on generating sufficient income in future periods. In evaluating the ability to use its deferred tax assets, the Company considers all positive and negative evidence including the Company’s past operating results, the existence of cumulative losses in the most recent fiscal year and the Company’s forecast of future income. In determining future income, the Company is responsible for assumptions utilized including the amount of state, federal and international operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future income and are consistent with the plans and estimates the Company is using to manage the underlying business.
          The following is reconciliation between the provision for income taxes and the amounts computed based on loss before income taxes at the statutory federal income tax rate (amounts in thousands):

	Fiscal Year 2010		Fiscal Year 2009
	Amount	%	Amount	%
Computed expected federal income tax benefit	$1,016	35.0	$1,056	35.0
State income tax (expense) benefit, net of federal benefit	(10)	(0.3)	(44)	(1.4)
Rate differential on foreign operations	(263)	(9.1)	(243)	(8.1)
Reversal of reserve for uncertain income tax positions, net of interest	753	26.0
Forfeited vested stock options	(168)	(5.8)	(883)	(29.3)
Adjustment to estimated tax loss carryforward	(76)	(2.6)	(985)	(32.7)
Other	(163)	(5.6)	4	0.1
Change in valuation allowance	(379)	(13.1)	869	28.9

Total	$710	24.5	$(226)	(7.5)

THE MANAGEMENT NETWORK GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          Items giving rise to the provision for deferred income tax (provision) benefit are as follows (amounts in thousands):

	Fiscal Year 2010	Fiscal Year 2009
Goodwill and intangible assets	$(1,211)	$(1,931)
Share-based compensation expense	(75)	(761)
Valuation allowance	(379)	869
Net operating loss carryforward	2,109	(275)
Undistributed foreign earnings		1,185
Foreign tax credit carryforward		750
Other	(572)	18

Total	$(128)	$(145)

          The significant components of deferred income tax assets and the related balance sheet classifications, as of January 1, 2011 and January 2, 2010 are as follows (amounts in thousands):

	January 1, 2011	January 2, 2010
Current deferred tax assets (liabilities):
Unfavorable liabilities	$25	$286
Other	130	132
Valuation allowance	(155)	(418)

Current deferred tax asset	$0	$0

Non-current deferred tax assets (liabilities):
Goodwill and intangible assets	$10,347	$11,541
Share-based compensation expense	2,031	2,126
Net operating loss carryforward	19,417	17,343
Auction rate securities	85	182
Other	384	678
Foreign tax credit carryforward	1,067	1,067
Valuation allowance	(33,577)	(33,055)

Non-current deferred tax liabilities	$(246)	$(118)

          The federal net operating loss carryforward as of January 1, 2011 is scheduled to expire as follows (amounts in thousands):

	Amount	Year
	$1,640	2015
	5,602	2023
	9,094	2024
	7,432	2025
	9,854	2026
	5,152	2027
	1,637	2028
	3,240	2030

Total	$43,651

          As of January 1, 2011, the Company has a deferred tax asset of $2.7 million related to state net operating loss carryforwards. In addition, the Company has a deferred tax asset of $1.4 million related to foreign net operating loss carryforwards as of January 1, 2011 that have no expiration date. As of January 1, 2011, the Company has provided tax on $5.8 million of foreign earnings that were no longer permanently reinvested, net of foreign tax credits of $1.1 million. If unutilized, the expiration of these foreign tax credits is $317,000 and $750,000 in fiscal years 2018 and 2019, respectively. The tax on foreign earnings, net of foreign tax credits, was fully offset by a reduction in valuation allowance. The Company has not provided tax on the remaining undistributed earnings of foreign subsidiaries, because it is the Company’s intention to reinvest these earnings indefinitely.

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
          The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of the income tax provision. As of January 1, 2011 and January 2, 2010, the total amount of accrued income tax-related interest and penalties included in the Consolidated Balance Sheet was $91,000 and $233,000, respectively.
          A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits (excluding penalties and interest) is as follows:

	January 1, 2011	January 2, 2010
	(In thousands)
Gross unrecognized tax benefits at beginning of year	$730	$690
Gross increases in tax positions for current year		40
Gross decreases in tax positions taken in prior periods	(622)

Gross unrecognized tax benefits at end of year	$108	$730

          As of January 1, 2011 and January 2, 2010, the Company reported total unrecognized tax benefits (including penalties and interest) of $199,000 and $963,000, respectively. If these amounts were to be recognized, the entire amount would impact the effective tax rate. During fiscal year 2010, the Company decreased the reserves related to uncertain income tax positions by $622,000 due to the expiration of statutes of limitations of tax filings in foreign jurisdictions. As of January 1, 2011, the Company believes that it is reasonably possible that the liability for uncertain tax positions will decrease by $124,000 within the next 12 months due to the expiration of the statute of limitations of tax filings in foreign jurisdictions.
          The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003. As of January 1, 2011, the Company has no income tax examinations in process.
10. LEASE COMMITMENTS
          The Company leases office facilities, computer equipment, office furniture, and an automobile under various operating leases expiring at various dates through July 2019.
          Following is a summary of future minimum payments under operating leases that have initial or remaining non-cancellable lease terms at January 1, 2011 (amounts in thousands):

Fiscal Year	Operating Leases
2011	$1,395
2012	1,361
2013	1,459
2014	1,271
2015 and thereafter	1,990

Total minimum lease payments	7,476
Future minimum rentals to be received under non-cancellable subleases	(210)

Minimum lease payments net of amounts to be received under subleases	$7,266

THE MANAGEMENT NETWORK GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          Minimum operating lease payments include the off-market portion of lease payments recorded through purchase accounting in connection with the Company’s acquisition of CSMG and continuing lease commitments associated with the consolidation of office space. The unamortized balance of the unfavorable lease liabilities and their balance sheet classification as of January 1, 2011 and January 2, 2010, are as follows:

	January 1, 2011	January 2, 2010
Current unfavorable lease obligations	$61	$706
Non-current unfavorable lease obligations		61

	$61	$767

          Total rental expense, net of subtenant rents received, was approximately $1,776,000 and $1,910,000 for fiscal years 2010 and 2009, respectively, and was recorded in selling, general and administrative expenses. The Company recorded $482,000 and $560,000, respectively, in rental income from subtenants during fiscal years 2010 and 2009. Rents received from subtenants are recorded as an offset to rental expense.
11. LOAN TO OFFICER
          As of January 1, 2011, there is one outstanding line of credit between the Company and its Chief Executive Officer, Richard P. Nespola, which originated in fiscal year 2001. Aggregate borrowings outstanding against the line of credit at January 1, 2011 and January 2, 2010 totaled $300,000 and are due on August 17, 2011. This amount is included in Prepaids and Other Current Assets in the current assets section of the Consolidated Balance Sheet as of January 1, 2011. This amount was included in other assets in the noncurrent assets section of the Consolidated Balance Sheet as of January 2, 2010. In accordance with the loan provisions, the interest rate charged on the loans is equal to the Applicable Federal Rate (AFR), as announced by the Internal Revenue Service, for short-term obligations (with annual compounding) in effect for the month in which the advance is made, until fully paid. Interest payments on this loan are current as of January 1, 2011. Pursuant to the Sarbanes-Oxley Act, no further loan agreements or draws against the line may be made by the Company to, or arranged by the Company for its executive officers. Interest payments on this loan are current as of January 1, 2011.
12. LETTER OF CREDIT
          In March 2002, the Company entered into a standby letter of credit (“LOC”) facility with a financial institution in connection with an acquisition. The LOC was required as part of the assignment of the leased office space from the seller to the Company. As of January 1, 2011 and January 2, 2010, the required collateral amount is $273,000. The collateral deposited for this LOC is included in “Cash and Cash Equivalents” on the Company’s consolidated balance sheet as of January 1, 2011 and January 2, 2010. The Company would be required to perform under the agreement in the event it was to default on balances due and owing the landlord on the leased office space. An obligation has not been recorded in connection with the LOC on the Company’s consolidated balance sheet as of January 1, 2011 and January 2, 2010. See Note 16, “Subsequent Events,” for additional information regarding the return of the collateral to the Company.
13. RELATED PARTY TRANSACTIONS
          During fiscal years 2010 and 2009, the Company incurred legal fees of $1,000 and $16,000, respectively, for services provided by Bingham McCutchen, LLP, a law firm in which a member of the Board of Directors, Andrew Lipman, owns an equity interest. Payments made during both periods were in connection with income tax and potential acquisition related matters. All payments were within the limitations set forth by NASDAQ Rules as to the qualifications as an independent director.
          See Note 11, “Loan to Officer,” for additional information regarding related party transactions.
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
          During fiscal year 2009, the Company entered into an agreement under which it has a commitment to purchase a minimum of $401,000 in computer software over a three year period. As of January 1, 2011 and January 2, 2010, respectively, the Company had obligations of $156,000 and $290,000 remaining under this commitment.
          During fiscal year 2010, the Company entered into an agreement to purchase telecommunications equipment in the amount of $99,000. No payments have been made under this agreement as of January 1, 2011.

THE MANAGEMENT NETWORK GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
15. EMPLOYEE BENEFIT PLAN
          The Company offers defined contribution plans to eligible employees. Such employees may contribute a percentage of their annual compensation in accordance with the plans guidelines. The plans provide for Company contributions that are subject to maximum limitations as defined by the plans. Company contributions to its defined contribution plans totaled $760,000 and $922,000 in the years ended January 1, 2011 and January 2, 2010, respectively.
16. SUBSEQUENT EVENTS
Borrowing on Citigroup Line of Credit
          On February 23, 2011, the Company borrowed $2,625,000 under the Citigroup line of credit. With this draw against the line, there was no material balance available to be borrowed.
Return of Collateral on Letter of Credit
          On February 28, 2011, as a result of the completion of the lease on the relevant office space, the collateral on the standby letter of credit in the amount of $273,000 was returned to the Company.

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
          A review and evaluation was performed by our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of January 1, 2011.
Management’s Report on Internal Control over Financial Reporting
          The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of January 1, 2011.
          This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by the Company’s independent registered public accounting firm pursuant to SEC rules that require the Company to provide only management’s report in this annual report.
Changes in Internal Control over Financial Reporting
          There were no significant changes in our internal control over financial reporting during the fourth fiscal quarter ended January 1, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
EQUITY COMPENSATION PLAN INFORMATION

(c)
	(a)		Number of Securities
	Number of	(b)	Remaining Available
	Securities to be Issued	Weighted Average	for Future Issuance
	Upon Exercise of	Exercise Price of	Under Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))(1)
PLANS APPROVED BY SECURITY HOLDERS(1)
— 1998 Equity Incentive Plan	641,093	$11.18	1,047,603
PLANS NOT APPROVED BY SECURITY HOLDERS
— 2000 Supplemental Stock Plan	247,437	$11.74	—

(1)	The amounts in the table do not include up to 46,631 shares that may be purchased under the 1999 Employee Stock Purchase Plan or 375 shares subject to outstanding unvested restricted stock awards.
          For an additional discussion of our equity compensation plans, see Item 8, “Consolidated Financial Statements,” Note 6, “Share-Based Compensation.”

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
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

Date: March 31, 2011
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
          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ RICHARD P. NESPOLA Richard P. Nespola	Chairman of the Board and Chief Executive Officer (Principal executive officer)	March 31, 2011

/s/ DONALD E. KLUMB Donald E. Klumb	Chief Financial Officer and Treasurer (Principal financial officer and principal accounting officer)	March 31, 2011

/s/ MICKY K. WOO Micky K. Woo	Director	March 31, 2011

/s/ ANDREW LIPMAN Andrew Lipman	Director	March 31, 2011

/s/ ROBERT J. CURREY Robert J. Currey	Director	March 31, 2011

/s/ ROY A. WILKENS Roy A. Wilkens	Director	March 31, 2011

/s/ A. REZA JAFARI A. Reza Jafari	Director	March 31, 2011

INDEX TO EXHIBITS
The following is a list of exhibits filed as part of this report.

Exhibit
Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 5, 2010, is incorporated herein by reference as Exhibit 3.1.
3.2	Amended and Restated Certificate of Designations of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on July 19, 2010 filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 19, 2010 filed with the Securities and Exchange Commission, is hereby incorporated by reference as Exhibit 3.2.
3.3	Amended and Restated By-laws, filed as Exhibit 3.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 16, 2011, is incorporated herein by reference as Exhibit 3.3.
4.1	Specimen Common Stock Certificate, filed as Exhibit 4.1 to the Registration Statement on Form S-1 originally filed September 20, 1999 (Registration No. 333-87383), as amended (the “1999 S-1 Registration Statement”), is incorporated herein by reference as Exhibit 4.1.
4.2	Registration Rights Agreement, dated February 12, 1998, among the Company and certain holders of the Company’s common stock (the “Registration Rights Agreement”), filed as Exhibit 10.1 to the 1999 S-1 Registration Statement, is incorporated herein by reference as Exhibit 4.2.
4.3	Amended and Restated Rights Agreement, dated as of July 19, 2010, by and between the Company and Computershare Trust Company N.A., filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 19, 2010 filed with the Securities and Exchange Commission, is incorporated herein by reference as Exhibit 4.3.
4.4	Form of Rights Certificate, filed as Exhibit B to the Amended and Restated Rights Agreement filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 19, 2010, filed with the Securities and Exchange Commission, is incorporated herein by reference as Exhibit 4.4.
10.1	Registration Rights Agreement. (See Exhibit 4.2).
10.2	Form of Indemnification Agreement between the Company and each of its Directors and Officers, filed as Exhibit 10.2 to the 1999 S-1 Registration Statement, is incorporated herein by reference as Exhibit 10.2.(1)
10.3	Amended and Restated 1998 Equity Incentive Plan, as amended and restated on June 8, 2009, filed as Appendix A to the definitive proxy statement of the Company filed with the Securities and Exchange Commission on April 21, 2010, and the Form of Agreements thereunder, filed in Exhibit 10.3 to the 1999 S-1 Registration Statement, are incorporated herein by reference as Exhibit 10.3.(1)
10.4	1999 Employee Stock Purchase Plan filed as Appendix A to the definitive proxy statement of the Company filed with the Securities and Exchange Commission on May 4, 2009,and the Form of Agreements thereunder, filed in Exhibit 10.4 to the 1999 S-1 Registration Statement, are incorporated herein by reference as Exhibit 10.4.(1)
10.5	2000 Supplemental Stock Plan and Form of Agreements thereunder, filed as Exhibit 10.16 to the Company’s Form 10-K for the fiscal year ended December 30, 2000, is incorporated herein by reference as Exhibit 10.5.(1)
10.6	Employment Agreement between the Company and Richard Nespola, dated January 5, 2004, filed as Exhibit 10.19 to the Company’s Form 10-K for the fiscal year ended January 3, 2004, is incorporated herein by reference as Exhibit 10.6.(1)
10.7	Sublease between Best Doctors, Inc. and Cambridge Strategic Management Group Inc. (formerly TMNG Strategy, Inc.), dated December 30, 2004, filed as Exhibit 10.21 to the Company’s Form 10-K for the fiscal year ended January 1, 2005, is incorporated herein by reference as Exhibit 10.7.
10.8	Asset Purchase Agreement, dated April 2, 2006, among Wilbass Limited, Adventis Limited, and Adventis Corporation, filed as Exhibit 10 to the Company’s Form 10-Q for the quarter ended April 1, 2006, is incorporated herein by reference as Exhibit 10.8.**

Exhibit
Number	Description of Document
10.9	Share Purchase Agreement, dated December 22, 2006, between the Company and Janos Sivo, Alan Strong, William Hill and James Baker, regarding the acquisition of the outstanding common stock of Cartesian Limited, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2006, is incorporated herein by reference as Exhibit 10.9.
10.10	Third Amended Lease Agreement between NewTower Trust Company Multi-Employer Property Trust and the Company, dated August 30, 2005, filed as Exhibit 10.10 to the Company’s Form 10-K for the fiscal year ended December 30, 2006, is incorporated herein by reference as Exhibit 10.10.
10 .11	Third Additional Space Commencement Date Agreement between NewTower Trust Company Multi-Employer Property Trust and the Company, dated February 28, 2006, filed as Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended December 30, 2006, is incorporated herein by reference as Exhibit 10.11.
10.12	Membership Interest Purchase Agreement, dated July 30, 2007, between the Company and RVA Consulting, LLC, RVA Holdings, LLC, Mark Markowitz, Dawn Saitta, and Dale Reynolds, regarding the acquisition of all outstanding membership interests in RVA Consulting, LLC, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2007, is incorporated herein by reference as Exhibit 10.12.**
10.13	Stock Purchase Agreement, dated October 5, 2007, between the Company and TWG Consulting, Inc. and Marilyn Breitenstein, regarding the acquisition of the outstanding common stock of TWG Consulting, Inc., filed as Exhibit 2.1 to the Company’s Form 10-Q for the quarter ended September 29, 2007, is incorporated herein by reference as Exhibit 10.13.
10.14	Transition Services Agreement among RVA Consulting, LLC, a subsidiary of the Company, and Publicis Selling Solutions, Inc, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 29, 2007, is incorporated herein by reference as Exhibit 10.14.
10.15	Lease Agreement between Cartesian Limited and Sun Life Assurance Company of Canada (U.K.) Limited, dated November 23, 2000, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2007, is incorporated herein by reference as Exhibit 10.15.
10.16	Fourth Amendment to Lease between NewTower Trust Company Multi-Employer Property Trust and the Company, dated July 10, 2007, filed as Exhibit 10.16 to the Company’s Form 10-K for the fiscal year ended December 27, 2007, is incorporated herein by reference as Exhibit 10.16.
10.17	Employment Agreement dated April 8, 2008 between The Management Network Group, Inc. and Donald E. Klumb, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2008, is incorporated herein by reference as Exhibit 10.17.(1)
10.18	Fifth Amendment to Lease between NewTower Trust Company Multi-Employer Property Trust and the Company, dated May 19, 2008, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 28, 2008, is incorporated herein by reference as Exhibit 10.18.
10.19	Stock Purchase Agreement by and among the Company, Potomac Capital International Ltd., Potomac Capital Partners LP, Pleiades Investment Partners-R LP, Potomac Capital Management LLC, Potomac Capital Management, Inc. and Paul J. Solit dated June 11, 2008 filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 12, 2008, is incorporated herein by reference as Exhibit 10.19.
10.20	Stock Purchase Agreement by and among Riley Investment Partners Master Fund, L.P., Riley Investment Management, LLC., and Bryant R. Riley dated June 12, 2008 filed as Exhibit 10.2 to the Company’s Form 8-K dated June 12, 2008, filed with the Securities and Exchange Commission, 2008, is incorporated herein by reference as Exhibit 10.20.

Exhibit
Number	Description of Document
10.21	Standstill Agreement by and among the Company, Potomac Capital International Ltd., Potomac Capital Partners LP, Pleiades Investment Partners-R LP, Potomac Capital Management LLC, Potomac Capital Management, Inc. and Paul J. Solit dated June 11, 2008 filed as Exhibit 10.3 to the Company’s Form 8-K dated June 12, 2008, filed with the Securities and Exchange Commission, is incorporated herein by reference as Exhibit 10.21.
10.22	Standstill Agreement by and among Riley Investment Partners Master Fund, L.P., Riley Investment Management, LLC., and Bryant R. Riley dated June 12, 2008 filed as Exhibit 10.4 to the Company’s Form 8-K dated June 12, 2008, filed with the Securities and Exchange Commission, 2008, is incorporated herein by reference as Exhibit 10.22.
10.23	Offering Letter Relating to the Auction Rate Securities Settlement with The Management Network Group, Inc. dated as of October 8, 2008, issued by UBS Financial Services Inc.; Acceptance Form filed as Exhibit 99.1 to the Company’s Form 8-K dated November 19, 2008, filed with the Securities and Exchange Commission, is incorporated herein by reference as Exhibit 10.23.
10.24	Credit Line Account Application and Agreement for Organizations and Businesses dated as of November 13, 2008, between The Management Network Group, Inc. and UBS Bank USA filed as Exhibit 99.2 to the Company’s Form 8-K dated November 19, 2008, filed with the Securities and Exchange Commission, is incorporated herein by reference as Exhibit 10.24.
10.25	Addendum to Credit Line Account Application and Agreement dated as of November 13, 2008, between The Management Network Group, Inc. and UBS Bank USA filed as Exhibit 99.3 to the Company’s Form 8-K dated November 19, 2008, filed with the Securities and Exchange Commission, is incorporated herein by reference as Exhibit 10.25.
10.26	Important Notice on Interest Rates and Payments dated as of November 13, 2008, between The Management Network Group, Inc. and UBS Bank USA filed as Exhibit 99.4 to the Company’s Form 8-K dated November 19, 2008, filed with the Securities and Exchange Commission, is incorporated herein by reference as Exhibit 10.26.
10.27	The Management Network Group, Inc. 2010 Executive Incentive Compensation Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2010, is incorporated herein by reference as Exhibit 10.27.(1)
10.28	The Management Network Group, Inc. 2011 Equity Incentive Compensation Plan filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2011, is incorporated herein by reference as Exhibit 10.28.(1).
10.29	Lease between Two Financial Center, LLC and the Company, dated August 16, 2010, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended October 2, 2010, is incorporated herein by reference as Exhibit 10.29.
10.30	Deed of Variation of the lease between EPO (Norman) Limited, EPO (Norman 2) Limited and the Company, dated September 30, 2010, filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended October 2, 2010, is incorporated herein by reference as Exhibit 10.30.
21.1	List of subsidiaries of the Company, prepared pursuant to Item 601(b)(21) of Regulation S-K is attached to this Form 10-K as Exhibit 21.1.
23.1	Consent of independent registered public accounting firm is attached to this Form 10-K as Exhibit 23.1.
24.1	Power of attorney (see signature page).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-K as Exhibit 31.1.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-K as Exhibit 31.2.
32.1	Certifications furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are attached to this Form 10-K as Exhibit 32.1.

(1)	Management contracts and compensatory plans and arrangements required to be filed as Exhibits pursuant to Item 15 of this report.

**	Portions of this document have been redacted pursuant to a Request for Confidential Treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Redacted portions are indicated with the notation [***].