Form 10-Q
period 2011-04-02
MANAGEMENT NETWORK GROUP INC
filed 2011-05-17
CIK 1094814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 2, 2011
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
As of May 13, 2011, TMNG had outstanding 7,084,895 shares of common stock.

THE MANAGEMENT NETWORK GROUP, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THE MANAGEMENT NETWORK GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

	April 2,	January 1,
	2011	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,477	$6,786
Accounts receivables, net	18,999	16,531
Prepaid and other current assets	1,644	1,173

Total current assets	26,120	24,490

NONCURRENT ASSETS:
Property and equipment, net	2,108	1,983
Goodwill	8,152	7,993
Identifiable intangible assets, net	284	496
Noncurrent investments	5,938	5,926
Other assets	202	207

Total Assets	$42,804	$41,095

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$1,392	$995
Current borrowings	2,625	—
Accrued payroll, bonuses and related expenses	4,747	5,087
Deferred revenue	668	860
Other accrued liabilities	1,401	1,453

Total current liabilities	10,833	8,395

NONCURRENT LIABILITIES:
Deferred income tax liabilities	276	246
Unfavorable and other contractual obligations	439	450
Other noncurrent liabilities	254	287

Total noncurrent liabilities	969	983

Total stockholders’ equity	31,002	31,717

Total Liabilities and Stockholders’ Equity	$42,804	$41,095

See notes to unaudited condensed consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended
	April 2,	April 3,
	2011	2010
Revenues	$16,923	$17,459
Cost of services	10,614	10,857

Gross Profit	6,309	6,602
Operating Expenses:
Selling, general and administrative	7,281	7,068
Intangible asset amortization	212	363

Total operating expenses	7,493	7,431

Loss from operations	(1,184)	(829)
Other income, net	31	83

Loss before income tax provision	(1,153)	(746)
Income tax provision	(30)	(7)

Net loss	(1,183)	(753)

Other comprehensive income (loss):
Foreign currency translation adjustment	416	(795)
Unrealized gain on auction rate securities	12	63

Comprehensive loss	$(755)	$(1,485)

Net loss per common share
Basic and diluted	$(0.17)	$(0.11)

Weighted average shares used in calculation of net loss per common share
Basic and diluted	7,073	7,027

See notes to unaudited condensed consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	For the Thirteen Weeks Ended
	April 2,	April 3,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,183)	$(753)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	420	705
Share-based compensation	40	113
Other	30	40
Realized gains on investments		(26)
Other changes in operating assets and liabilities:
Accounts receivable, net	(2,243)	(1,319)
Prepaid and other assets	(454)	(181)
Trade accounts payable	344	371
Deferred revenue	(201)	(260)
Accrued liabilities	(438)	(1,399)

Net cash used in operating activities	(3,685)	(2,709)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(316)	(137)

Net cash used in investing activities	(316)	(137)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	2,625	880
Payments made on unfavorable and other contractual obligations	(61)	(175)

Net cash provided by financing activities	2,564	705

Effect of exchange rate on cash and cash equivalents	128	(255)

Net decrease in cash and cash equivalents	(1,309)	(2.396)
Cash and cash equivalents, beginning of period	6,786	6,301

Cash and cash equivalents, end of period	$5,477	$3,905

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$6	$9

Cash paid during period for taxes		$10

Accrued property and equipment additions	$270	$309

See notes to unaudited condensed consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Reporting
The condensed consolidated financial statements and accompanying notes of The Management Network Group, Inc. and its subsidiaries (“TMNG,” “TMNG Global,” “we,” “us,” “our,” or the “Company”) as of April 2, 2011, and for the thirteen weeks ended April 2, 2011 and April 3, 2010 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the Company’s condensed consolidated financial position, results of operations, and cash flows as of these dates and for the periods presented. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Consequently, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements nor those normally made in the Company’s annual report on Form 10-K. Accordingly, reference should be made to the Company’s annual consolidated financial statements and notes thereto for the fiscal year ended January 1, 2011, included in the 2010 Annual Report on Form 10-K (“2010 Form 10-K”) for additional disclosures, including a summary of the Company’s accounting policies. The Condensed Consolidated Balance Sheet as of January 1, 2011 has been derived from the audited Consolidated Balance Sheet at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Company has evaluated subsequent events for recognition or disclosure through the date these unaudited consolidated financial statements were issued.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management of the Company, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation of the financial statements have been included. The results of operations for the thirteen weeks ended April 2, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.
Revenue Recognition — The Company recognizes revenue from time and materials consulting contracts in the period in which its services are performed. The Company recognized $8.0 million and $6.3 million in revenues from time and materials contracts during the thirteen weeks ended April 2, 2011 and April 3, 2010, respectively. In addition to time and materials contracts, the Company’s other types of contracts may include fixed fee contracts and contingent fee contracts. The Company recognizes revenues on milestone or deliverables-based fixed fee contracts and time and materials contracts not to exceed contract price using the percentage of completion-like method described by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-35, “Revenue Recognition — Construction-Type and Production-Type Contracts”. For fixed fee contracts where services are not based on providing deliverables or achieving milestones, the Company recognizes revenue on a straight-line basis over the period during which such services are expected to be performed. During the thirteen weeks ended April 2, 2011 and April 3, 2010, the Company recognized $8.9 million and $11.2 million, respectively, in revenues on these other types of contracts. In connection with some fixed fee contracts, the Company may receive payments from customers that exceed revenues recognized related to the contracts up to that point in time. The Company records the excess of receipts from customers over recognized revenue as deferred revenue. Deferred revenue is classified as a current liability to the extent it is expected to be earned within twelve months from the date of the balance sheet.
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
In addition to the professional services related to the customization and implementation of its software, the Company may also provide post-contract support (“PCS”) services, including technical support and maintenance services as well as other professional services not essential to the functionality of the software. For those contracts that include PCS service and professional services arrangements which are not essential to the functionality of the software solution, the Company separates the ASC 605-35 software services and PCS services utilizing the multiple-element arrangement model prescribed by ASC 605-25 , “Revenue Recognition — Multiple-Element Arrangements”. ASC 605-25 addresses the accounting treatment for an arrangement to provide the delivery or performance of multiple products and/or services where the delivery of a product or system or performance of services may occur at different points in time or over different periods of time. The Company utilizes ASC 605-25 to separate the PCS service elements and allocate total contract consideration to the contract elements based on the relative fair value of those elements utilizing PCS renewal terms as evidence of fair value. Revenues from PCS services are recognized ratably on a straight-line basis over the term of the support and maintenance agreement.
The Company may also enter into contingent fee contracts, in which revenue is subject to achievement of savings or other agreed upon results, rather than time spent. Due to the nature of contingent fee contracts, the Company recognizes costs as they are incurred on the project and defers revenue recognition until the revenue is realizable and earned as agreed to by its clients. Although these contracts can be very rewarding, the profitability of these contracts is dependent on the Company’s ability to deliver results for its clients and control the cost of providing these services. These types of contracts are typically more results-oriented and are subject to greater risk associated with revenue recognition and overall project profitability than traditional time and materials contracts. Revenues associated with contingent fee contracts were not material during the thirteen weeks ended April 2, 2011 and April 3, 2010.
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
Research and Development and Capitalized Software Costs — During the thirteen weeks ended April 2, 2011 and April 3, 2010, software development costs of $144,000 and $139,000, respectively, were expensed as incurred. No software development costs were capitalized during the thirteen weeks ended April 2, 2011 and April 3, 2010.
Foreign Currency Transactions and Translation — TMNG Europe Ltd., Cartesian Ltd. (“Cartesian”) and the international operations of Cambridge Strategic Management Group, Inc. conduct business primarily denominated in their respective local currency. Assets and liabilities have been translated to U.S. dollars at the period-end exchange rate. Revenues and expenses have been translated at exchange rates which approximate the average of the rates prevailing during each period. Translation adjustments are reported as a separate component of accumulated other comprehensive income in the consolidated statements of stockholders’ equity. Assets and liabilities denominated in other than the functional currency of a subsidiary are re-measured at rates of exchange on the balance sheet date. Resulting gains and losses on foreign currency transactions are included in the Company’s results of operations. Realized and unrealized exchange gains included in results of operations were not significant during the thirteen weeks ended April 2, 2011 and April 3, 2010.
Net Loss Per Common Share — The Company has not included the effect of stock options and non-vested shares in the calculation of diluted loss per common share for the thirteen weeks ended April 2, 2011 and April 3, 2010 as the Company reported a net loss for these periods and the effect would have been anti-dilutive.
Recent Accounting Pronouncements — In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issue Task Force (“ASU 2009-13”), and ASU 2009-14, Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”). ASU 2009-13 requires companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third party evidence of value is not available. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. Both statements are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this guidance did not have a significant effect on our consolidated financial statements.
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
In December 2010, the FASB issued ASU 2010-28, Intangibles—Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The guidance clarifies when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This update modifies step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts, requiring the entity to assess whether it is more likely than not that the reporting units’ goodwill is impaired in order to determine if the entity should perform step 2 of the goodwill impairment test for those reporting unit(s). This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of this guidance did not have a significant impact on our consolidated financial statements.
2. Auction Rate Securities
As of April 2, 2011 and January 1, 2011, TMNG held $5.9 million in fair value of auction rate securities for which the underlying collateral is guaranteed through the Federal Family Education Loan Program of the U.S. Department of Education. The Company’s auction rate securities portfolio as of April 2, 2011 consisted of the following:

			Fair Value at
		Unrealized	April 2, 2011
Issuer	Cost Basis	Loss	(Noncurrent)
	(In thousands)
Available-for-Sale Securities
Education Funding Capital Education Loan Backed Notes	$6,250	$(312)	$5,938
The Company’s auction rate securities portfolio as of January 1, 2011 consisted of the following:

			Fair Value at
		Unrealized	January 1, 2011
Issuer	Cost Basis	Loss	(Noncurrent)
	(In thousands)
Available-for-Sale Securities
Education Funding Capital Education Loan Backed Notes	$6,250	$(324)	$5,926
On April 27, 2011, the Company liquidated its auction rate securities. See Note 10, “Subsequent Events’’, for further information.
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
During the third quarter of 2008, state and federal regulators reached settlement agreements with both of the brokers who advised the Company to purchase the auction rate securities currently held by the Company. The settlement agreements with the regulators were intended to eventually provide liquidity for holders of auction rate securities. The Company entered into a settlement with UBS AG (“UBS”) to provide liquidity for the Company’s auction rate securities portfolio held with a UBS affiliate. Pursuant to the terms of the settlement, UBS issued to the Company Auction Rate Securities Rights (“ARS Rights”), allowing the Company to sell to UBS its auction rate securities held in accounts with UBS and UBS affiliates at par value at any time during the period beginning June 30, 2010 and ending July 2, 2012.
Prior to accepting the UBS settlement offer, the Company recorded all of its auction rate securities as available-for-sale investments. Upon accepting the UBS settlement, the Company made a one-time election to transfer its UBS auction rate securities holdings from available-for- sale securities to trading securities under FASB ASC 320, “Investments-Debt and Equity Securities.” For auction rate securities classified as trading securities the Company recognized realized holding gains of $110,000, offset by realized losses on the Company’s ARS Rights of

$84,000 during the thirteen weeks ended April 3, 2010. Realized gains and losses on trading securities have been recognized in Other income in the Condensed Consolidated Statements of Operations and Comprehensive Loss. During the second quarter of fiscal year 2010, all of the remaining auction rate securities held with a UBS affiliate were sold by the Company pursuant to the terms of the ARS Rights.
For auction rate securities classified as available-for-sale, the Company recognized unrealized holding gains of $12,000 and $63,000, respectively during the thirteen weeks ended April 2, 2011 and April 3, 2010. Unrealized holding gains and losses on securities classified as available-for-sale are included as a separate component of stockholders’ equity, net of applicable taxes, and have been recognized in Other comprehensive income (loss) in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
At April 2, 2011 the company utilized valuation models that rely on Level 2 inputs, as defined by FASB ASC 820, including quoted prices for identical securities in non-active markets. Prior to the thirteen weeks ended April 2, 2011, due to the lack of observable market quotes on the Company’s auction rate securities portfolio and ARS Rights, the Company utilized valuation models that rely exclusively on Level 3 inputs, as defined by FASB ASC 820, including those that are based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The change from Level 3 to Level 2 inputs was driven by the increased availability of quoted prices during the quarter. The valuation of the Company’s auction rate securities portfolio and ARS Rights is subject to uncertainties that are difficult to predict. Factors that may impact the Company’s valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.
The following is a reconciliation of the beginning and ending balances of the Company’s auction rate securities portfolio and ARS Rights for the thirteen weeks ended April 2, 2011 and April 3, 2010 (in thousands):

	For the	For the
	thirteen	thirteen
	weeks ended	weeks ended
	April 2, 2011	April 3, 2010
Fair value at beginning of period	$5,926	$12,296
Total unrealized and realized gains included in Other income in the Consolidated Statements of Operations and Comprehensive Loss	—	26
Total unrealized gains included in Other comprehensive income (loss) in the Consolidated Statements of Operations and Comprehensive Loss	12	63

Fair value at end of period	$5,938	$12,385

3. Line of Credit Agreements
In November 2008, the Company entered into a settlement with UBS to provide liquidity for the Company’s auction rate securities portfolio then held with a UBS affiliate. As provided for in the settlement, the Company entered into a line of credit from UBS. During the second quarter of 2010, the Company liquidated the auction rate securities with a par value of $5.5 million pledged as collateral for the line of credit with UBS. Proceeds from the liquidation were applied first to the $3.7 million outstanding balance of the line of credit as of the date of the transaction. The Company received the remaining $1.8 million in proceeds. Upon liquidation of the relevant auction rate securities, the line of credit with UBS was terminated. The borrowings against this line of credit were used to fund short-term liquidity needs. Because amounts borrowed under the line of credit accrued interest at a floating rate and had a remaining maturity of less than one year, the fair value of this financial instrument approximated its carrying value.
On March 19, 2009, the Company entered into a loan agreement with Citigroup Global Markets, Inc. (“Citigroup”) to provide liquidity for the Company’s auction rate securities portfolio held with Citigroup. Under the loan agreement, the Company has access to a revolving line of credit of up to $2.625 million with its auction rate securities pledged as collateral. The current interest rate on the line of credit is the federal funds rate plus 3.25%. The interest rate may change in future periods based on the change in the spread over the federal funds rate. The line of credit is not for any specific term or duration and Citigroup may demand full or partial payment of amounts borrowed on the line of credit, at its sole option and without cause, at any time. Citigroup may, at any time, in its discretion, terminate the line of credit with proper notice. During the thirteen weeks ended April 2, 2011, the Company borrowed $2.625 million under the line of credit. With this draw against the line, there is no material balance available to be borrowed. These borrowings were used to fund short-term liquidity needs. Because amounts borrowed under the line of credit accrued interest at a floating rate and are callable on demand, the fair value of this financial instrument approximated its carrying value. Subsequent to the end of the first quarter of 2011, the Company liquidated the auction rate securities pledged as collateral for this line of credit. See Note 10, “Subsequent Events’’, for further information.

4. Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill for the thirteen weeks ended April 2, 2011 are as follows (in thousands):

	North
	America	EMEA	Total
Balance as of January 1, 2011	$3,947	$4,046	$7,993
Changes in foreign currency exchange rates		159	159

Balance as of April 2, 2011	$3,947	$4,205	$8,152

Included in intangible assets, net are the following (in thousands):

	April 2, 2011		January 1, 2011
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Customer relationships	$3,400	$(3,116)	$3,400	$(2,904)
Intangible amortization expense for the thirteen weeks ended April 2, 2011 and April 3, 2010 was $212,000 and $509,000, respectively, including $146,000 reported in cost of services for the thirteen weeks ended April 3, 2010 for acquired software technology that became fully amortized during fiscal year 2010. The remaining net book value of customer relationships in the amount of $284,000 will be fully amortized by the end of fiscal year 2011.
The Company evaluates goodwill for impairment on an annual basis on the last day of the first fiscal month of the fourth quarter and whenever events or circumstances indicate that these assets may be impaired. The Company performs its impairment testing for goodwill in accordance with FASB ASC 350, “Intangibles-Goodwill and Other.” Management determined that there were no events or changes in circumstances during the thirteen weeks ended April 2, 2011 which indicated that goodwill needed to be tested for impairment during the period.
The Company reviews long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets might not be recoverable in accordance with the provisions of FASB ASC 360, “Property, Plant and Equipment” and FASB ASC 350, “Intangibles-Goodwill and Other.” Management determined that there were no events or changes in circumstances during the thirteen weeks ended April 2, 2011 which indicated that long-lived assets and intangible assets needed to be reviewed for impairment during the period.
5. Share-Based Compensation
The Company issues stock option awards and non-vested share awards under its share-based compensation plans. The key provisions of the Company’s share-based compensation plans are described in Note 6 to the Company’s consolidated financial statements included in the 2010 Form 10-K.
The Company recognized no income tax benefits related to share-based compensation arrangements during the thirteen weeks ended April 2, 2011 and April 3, 2010.
1998 Equity Incentive Plan
Stock Options
A summary of the option activity under the Company’s Amended and Restated 1998 Equity Incentive Plan (the “1998 Plan”), as of April 2, 2011 and changes during the thirteen weeks then ended is presented below:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at January 1, 2011	641,093	$11.18
Forfeited/cancelled	(12,247)	$21.73

Outstanding at April 2, 2011	628,846	$10.97

Options vested and expected to vest at April 2, 2011	611,161	$10.98

Options exercisable at April 2, 2011	582,964	$11.03

Non-vested Shares
There were 375 shares of non-vested stock issued under the 1998 Plan as of April 2, 2011 and January 1, 2011 with a weighted average grant date fair value of $11.25 per share. No shares of non-vested stock were issued or vested during the thirteen weeks ended April 2, 2011.
2000 Supplemental Stock Plan
A summary of the option activity under the Company’s 2000 Supplemental Stock Plan (the “Supplemental Stock Plan”) as of April 2, 2011 and changes during the thirteen weeks then ended is presented below:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at January 1, 2011	247,437	$11.74
Forfeited/cancelled	(17,225)	$10.47

Outstanding at April 2, 2011	230,212	$11.84

Options vested and expected to vest at April 2, 2011	214,217	$11.96

Options exercisable at April 2, 2011	189,287	$12.22

The Supplemental Stock Plan expired on May 23, 2010. No new awards will be issued pursuant to the plan. The outstanding awards issued pursuant to the Supplemental Stock Plan remain subject to the terms of the Supplemental Stock Plan following expiration of the plan.
6. Business Segments and Major Customers
The Company identifies its segments based on the way management organizes the Company to assess performance and make operating decisions regarding the allocation of resources. In accordance with the criteria in FASB ASC 280 “Segment Reporting,” the Company has concluded it has two reportable segments: the North America segment and the EMEA segment. The North America segment is comprised of three operating segments (North America Cable and Broadband, North America Telecom and Strategy), which are aggregated into one reportable segment based on the similarity of their economic characteristics. The EMEA segment is a single reportable, operating segment that encompasses the Company’s operational, technological and software consulting services outside of North America. Both reportable segments offer management consulting, custom developed software, and technical services.
Management evaluates segment performance based upon income (loss) from operations, excluding share-based compensation, depreciation and intangibles amortization. There were no inter-segment sales in either the thirteen weeks ended April 2, 2011 or April 3, 2010. In addition, in its administrative division, entitled “Not Allocated to Segments,” the Company accounts for non-operating activity and the costs of providing corporate and other administrative services to all the segments. Summarized financial information concerning the Company’s reportable segments is shown in the following table (amounts in thousands):

			Not
	North		Allocated
	America	EMEA	to Segments	Total
As of and for the thirteen weeks ended April 2, 2011:
Revenues	$13,065	$3,858		$16,923
Income (loss) from operations	3,081	678	$(4,943)	(1,184)
Total assets	$13,993	$5,006	$23,805	$42,804

As of the fiscal year ended January 1, 2011:
Total assets	$11,124	$5,406	$24,565	$41,095

As of and for the thirteen weeks ended April 3, 2010:
Revenues	$13,106	$4,353		$17,459
Income (loss) from operations	3,588	786	$(5,203)	(829)
Total assets	$10,479	$6,548	$29,026	$46,053

As of the fiscal year ended January 2, 2010
Total assets	$9,466	$6,342	$32,443	$48,251
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
In accordance with the provisions of FASB ASC 280-10, revenues earned in the United States and internationally based on the location where the services are performed are shown in the following table (amounts in thousands):

	For the Thirteen Weeks
	Ended
	April 2, 2011	April 3, 2010
United States	$12,593	$13,013
International:
United Kingdom	4,040	4,055
Other	290	391

Total	$16,923	$17,459

Major customers in terms of significance to TMNG’s revenues (i.e. in excess of 10% of revenues) and accounts receivable were as follows (amounts in thousands):

	Revenues
	For the thirteen weeks		For the thirteen weeks
	ended April 2, 2011		ended April 3, 2010
	North		North
	America	EMEA	America	EMEA
Customer A		$1,349		$1,982
Customer B	$4,232		$5,481
Customer C	$2,814		$703
Customer D	$2,414		$2,479
Customer E	$1,319		$1,801

	Accounts Receivable
	As of April 2,	As of April 3,
	2011	2010
Customer A	$1,657	$2,759
Customer B	$3,303	$4,312
Customer C	$6,007	454
Customer D	$2,255	$1,653
Customer E	$787	$1,289
Revenues from the Company’s ten most significant customers accounted for approximately 86% and 87% of revenues during the thirteen weeks ended April 2, 2011 and April 3, 2010, respectively.
7. Income Taxes
In the thirteen weeks ended April 2, 2011, the Company recorded an income tax provision of $30,000. In the thirteen weeks ended April 3, 2010, the Company recorded an income tax provision of $7,000. The tax provision for the thirteen weeks ended April 2, 2011 is primarily due to deferred taxes recognized on intangible assets amortized for income tax purposes but not for financial reporting purposes. The tax provision for the thirteen weeks ended April 3, 2010 is primarily due to interest recognized on reserves for uncertain tax positions. The Company has reserved all of its domestic and international net deferred tax assets with a valuation allowance as of April 2, 2011 and January 1, 2011 in accordance with the provisions of FASB ASC 740, “Income Taxes,” which requires an estimation of the recoverability of the recorded income tax asset balances. As of April 2, 2011, the Company has recorded $34.2 million of valuation allowances attributable to its net deferred tax assets.
The Company analyzes its uncertain tax positions pursuant to the provisions of FASB ASC 740 “Income Taxes.” The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. There was no material activity related to the liability for uncertain tax positions during the thirteen weeks ended April 2, 2011 and April 3, 2010. As of April 2, 2011, the Company has $199,000 accrued for uncertain income tax positions, including interest and penalties. As of April 2, 2011, the Company believes that it is reasonably possible that the liability for uncertain tax positions will decrease by $124,000 within the next 12 months due to the expiration of the statute of limitations of tax filings in foreign jurisdictions.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003. As of April 2, 2011, the Company has no income tax examinations in process.
8. Loan to Officer
As of April 2, 2011, there is one outstanding line of credit between the Company and its Chief Executive Officer, Richard P. Nespola, which originated in fiscal year 2001. Aggregate borrowings outstanding against the line of credit at April 2, 2011 and January 1, 2011 totaled $300,000 and are due in September 2011. This amount is included in Prepaids and Other Current Assets in the current assets section of the Condensed Consolidated Balance Sheets as of April 2, 2011 and January 1, 2011. In accordance with the loan provisions, the interest rate charged on the loans is equal to the Applicable Federal Rate (AFR), as announced by the Internal Revenue Service, for short-term obligations (with annual compounding) in effect for the month in which the advance is made, until fully paid. Pursuant to the Sarbanes-Oxley Act, no further loan agreements or draws against the line may be made by the Company to, or arranged by the Company for its executive officers. Interest payments on this loan are current as of April 2, 2011.
9. Commitments and Contingencies
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
During fiscal year 2009, the Company entered into an agreement under which it has a commitment to purchase a minimum of $401,000 in computer software over a three year period. As of April 2, 2011, the Company has an obligation of $122,000 remaining under this commitment.
During fiscal year 2010, the Company entered into an agreement to purchase telecommunications equipment in the amount of $99,000. As of April 2, 2011, the Company has an obligation of $88,000 remaining under this commitment.
10. Subsequent Events
On April 27, 2011, the Company sold its Education Funding Capital Education Loan Backed Notes with a par value of $6.3 million held with Citigroup. The total proceeds from the transaction were $5.9 million. Proceeds from the sale were applied first to the $2.6 million outstanding balance of the line of credit with Citigroup. The Company received the remaining $3.3 million in proceeds. Upon the disposition of the underlying collateral, the loan agreement with Citigroup was terminated.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Regarding Forward-Looking Statements. In addition to historical information, this quarterly report contains forward-looking statements. Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements of assumptions underlying such statements, and statements of the Company’s or management’s intentions, hopes, beliefs, expectations or predictions of the future. Forward-looking statements can often be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “could,” “intends,” “plans,” “estimates” or “anticipates,” variations thereof or similar expressions. Certain risks and uncertainties could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause a difference include, but are not limited to, conditions in the industry sectors that we serve, including the slowing of client decisions on proposals and project opportunities along with scope reduction of existing projects, overall economic and business conditions, including the current economic slowdown, our ability to retain the limited number of large clients that constitute a major portion of our revenues, technological advances and competitive factors in the markets in which we compete, and the factors discussed in the sections entitled “Cautionary Statement Regarding Forward-Looking Information” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended January 1, 2011. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date of this report. We undertake no obligation to revise, or publicly release the results of any revision to, these forward-looking statements. Readers should carefully review the cautionary statements contained in our annual report and in other documents that we file from time to time with the Securities and Exchange Commission.
The following should be read in connection with Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented in our annual report on Form 10-K for the fiscal year ended January 1, 2011.
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
Our global investments in targeting the cable industry have re-positioned us to better serve consolidating telecommunications carriers and the converging global media and entertainment companies. The convergence of communications with media and entertainment, the pace of technological change in the sector, and the consolidation of large telecommunications carriers have required us to focus our strategy on building a global presence, continuing to expand our offerings with software products and strengthening our position within the large carriers and media and entertainment companies. Subject to the effects of cyclical economic conditions our efforts are helping us build what we believe is a more sustainable revenue model over the long-term, which will enable us to expand our global presence. We continue to focus our efforts on identifying, adapting to and capitalizing on the changing dynamics prevalent in the converging communications, media and entertainment industries, as well as providing our wireless and IP services within the communications sector.
Our financial results are affected by macroeconomic conditions, credit market conditions, and the overall level of business confidence. Although the first quarter of 2011 has demonstrated positive economic indications, the economic slowdown of recent years continued to impact our customer base and has resulted in significant employee layoffs and reductions in capital and operating expenditures for some of our significant clients in the communications, media and entertainment sectors. We are also experiencing greater pricing pressure and an increased need for enhanced return on investment for projects or added sharing of risk and reward.
Revenues are driven by the ability of our team to secure new project contracts and deliver those projects in a way that adds value to our client in terms of return on investment or assisting clients to address a need or implement change. For the thirteen weeks ended April 2, 2011, revenues decreased 3% to $16.9 million from $17.5 million for the thirteen weeks ended April 3, 2010 driven primarily by reduced project demand for our strategic consulting and EMEA offerings. Our international revenues were approximately 26% of total revenue during the thirteen weeks ended April 2, 2011, as compared to 25% of total revenues for the thirteen weeks ended April 3, 2010. Our revenues are denominated in multiple currencies and are impacted by currency rate fluctuations.
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
Cost of services consists primarily of compensation for consultants who are employees as well as fees paid to independent contractor organizations and related expense reimbursements. Employee compensation includes certain non-billable time, training, vacation time, benefits and payroll taxes. Gross margins are primarily impacted by the type of consulting services provided; the size of service contracts and negotiated discounts; changes in our pricing policies and those of competitors; utilization rates of consultants and independent subject matter experts; and employee and independent contractor costs, which tend to be higher in a competitive labor market.
Gross margins were 37.3% in the thirteen weeks ended April 2, 2011 compared with 37.8% in thirteen weeks ended April 3, 2010. The decrease in gross margin is due to a combination of factors. The most significant items that impact our margins include the mix of project types, utilization of personnel and competitive pricing decisions. In addition, given the challenging macroeconomic environment and reduced consulting demand, we have provided clients reduced pricing for long term project commitment and volume increases.
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
Management has focused on aligning operating costs with operating segment revenues. Selling, general and administrative expenses increased by $0.2 million to $7.3 million for the thirteen weeks ended April 2, 2011 from $7.1 million for the thirteen weeks ended April 3, 2010. As a result of the decrease in revenues and increase in costs, our selling, general and administrative expenses increased as a percentage of revenues to 43.0% in the thirteen weeks ended April 2, 2011 from 40.5% in the thirteen weeks ended April 3, 2010. Selling expenses during the thirteen weeks ended April 3, 2010 included significant transition and severance costs for personnel associated with the reorganization undertaken in 2010, representing approximately 3% of revenues for the quarter. More than offsetting the reduction in transition and severance costs in the 2011 period were increases in personnel related expenses. We will continue to evaluate selling, general and administrative expenses to maintain an appropriate cost structure relative to revenue levels.
Intangible asset amortization included in operating expenses decreased to $0.2 million in the thirteen weeks ended April 2, 2011 from $0.4 million in the thirteen weeks ended April 3, 2010. The decrease in amortization expense was due to the completion of            amortization of some intangibles recorded in connection with our acquisitions of Cartesian Ltd and RVA Consulting LLC.
We recorded a net loss of $1.2 million for the thirteen weeks ended April 2, 2011, compared to a net loss of $0.8 million for the thirteen weeks ended April 3, 2010. The increase in net loss is primarily attributable to a decrease in revenues and gross profit. We have made significant strides in recent years to reduce our total operating cost structure with emphasis on selling, general and administrative expenses but certain costs cannot be adjusted as quickly when revenues decline.
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
Cash flows used in operating activities were $3.7 million and $2.7 million during the thirteen weeks ended April 2, 2011 and April 3, 2010, respectively. During the thirteen weeks ended April 2, 2011 the increase in cash flows used in operations was primarily due to losses of $0.7 million after non-cash add backs plus increases in net working capital other than cash of $3.0 million. During the thirteen weeks ended April 3, 2010, use of cash was primarily due to changes in net working capital.
At April 2, 2011, we had working capital of approximately $15.3 million, which included $2.6 million in short-term debt. Our non-current investments of $5.9 million ($6.3 million par value) consist of auction rate securities held with Citigroup. Returns on our cash and investments have decreased over recent periods as a result of decreasing interest rates and a reduction in invested balances.
During 2009, we entered into a loan agreement with Citigroup to provide liquidity for the remainder of our $6.25 million auction rate securities portfolio held with Citigroup. Under the loan agreement, we have access to a revolving line of credit of up to $2.6 million with our auction rate securities pledged as collateral. On February 23, 2011, we borrowed $2.6 million under the Citigroup line of credit. With this draw against the line, there was no material balance available to be borrowed.
On April 27, 2011, we sold all of our Education Funding Capital Education Loan Backed Notes held with Citigroup. The total proceeds from the transaction were $5.9 million. Proceeds from the sale were applied first to the $2.6 million outstanding balance of the line of credit with Citigroup. The Company received the remaining $3.3 million in proceeds. Upon the disposition of the underlying collateral, the loan agreement with Citigroup was terminated.
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
Marketable Securities — Non-current investments, which consist of auction rate securities, are accounted for under the provisions of FASB ASC 320, “Investments-Debt and Equity Securities.” Management evaluates the appropriate classification of marketable securities at each balance sheet date. These investments are reported at fair value, as measured pursuant to FASB ASC 820, “Fair Value Measurements and Disclosures.” For those securities considered to be “available-for-sale,” any temporary unrealized gains and losses are included as a separate component of stockholders’ equity, net of applicable taxes. For those securities considered to be “trading,” any unrealized gains and losses are included in the Condensed Consolidated Statements of Operations and Comprehensive Loss, net of applicable taxes. Additionally, realized gains and losses, changes in value judged to be other-than-temporary, interest and dividends are also included in the Condensed Consolidated Statements of Operations and Comprehensive Loss, net of applicable taxes.
As of April 2, 2011 and January 1, 2011, $5.9 million ($6.3 million par value) is reflected as a non current asset on our Condensed Consolidated Balance Sheet and classified as available-for-sale investments. These auction rate securities are held with Citigroup. On April 27, 2011, all of the remaining auction rate securities were sold by the Company.
At April 2, 2011 we utilized valuation models that rely on Level 2 inputs, as defined by FASB ASC 820, including quoted prices for identical securities in non-active markets. Prior to the thirteen weeks ended April 2, 2011, due to the lack of observable market quotes on our auction rate securities portfolio, we utilized valuation models that rely exclusively on Level 3 inputs as defined in FASB ASC 820 including those that are based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The change from Level 3 to Level 2 inputs was driven by the increased availability of quoted prices during the quarter. The valuation of our auction rate securities portfolio is subject to uncertainties that are difficult to predict. Factors that may impact our valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.
Impairment of Goodwill and Long-lived Assets — As of April 2, 2011, we had $8.2 million in goodwill and $0.3 million in long-lived intangible assets, net of accumulated amortization. Goodwill arising from our acquisitions is subjected to periodic review for impairment. FASB ASC 350 "Intangibles-Goodwill and Other” requires an evaluation of these indefinite-lived assets annually and whenever events or circumstances indicate that such assets may be impaired. The evaluation is conducted at the reporting unit level and compares the calculated fair value of the reporting unit to its book value to determine whether impairment has been deemed to occur. Any impairment charge would be based on the most recent estimates of the recoverability of the recorded goodwill. If the remaining book value assigned to goodwill in an acquisition is higher than the estimated fair value of the reporting unit, there is a requirement to write down these assets.
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
Revenue Recognition — We recognize revenues from time and materials consulting contracts in the period in which our services are performed. We recognized $8.0 million and $6.3 million in revenues from time and materials contracts during the thirteen weeks ended April 2, 2011 and April 3, 2010, respectively. In addition to time and materials contracts, our other types of contracts include fixed fee contracts and contingent fee contracts. During the thirteen weeks ended April 2, 2011 and April 3, 2010, we recognized $8.9 million and $11.2 million in revenues on these other types of contracts. We recognize revenues on milestone or deliverables-based fixed fee contracts and time and materials contracts not to exceed contract price using the percentage of completion-like method described by FASB ASC 605-35, “Revenue Recognition — Construction-Type and Production-Type Contracts” For fixed fee contracts where services are not based on providing deliverables or achieving milestones, we recognize revenues on a straight-line basis over the period during which such services are expected to be performed. In connection with some fixed fee contracts, we receive payments from customers that exceed recognized revenues. We record the excess of receipts from customers over recognized revenue as deferred revenue. Deferred revenue is classified as a current liability to the extent it is expected to be earned within twelve months from the date of the balance sheet.
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

In addition to the professional services related to the customization and implementation of software, we also provide post-contract support (“PCS”) services, including technical support and maintenance services. For those contracts that include PCS service arrangements which are not essential to the functionality of the software solution, we separate the FASB ASC 605-35 software services and PCS services utilizing the multiple-element arrangement model prescribed by FASB ASC 605-25, “Revenue Recognition — Multiple-Element Arrangements ” FASB ASC 605-25 addresses the accounting treatment for an arrangement to provide the delivery or performance of multiple products and/or services where the delivery of a product or system or performance of services may occur at different points in time or over different periods of time. We utilize FASB ASC 605-25 to separate the PCS service elements and allocate total contract consideration to the contract elements based on the relative fair value of those elements utilizing PCS renewal terms as evidence of fair value. Revenues from PCS services are recognized ratably on a straight-line basis over the term of the support and maintenance agreement.
We also may enter into contingent fee contracts, in which revenue is subject to achievement of savings or other agreed upon results, rather than time spent. Due to the nature of contingent fee contracts, we recognize costs as they are incurred on the project and defer revenue recognition until the revenue is realizable and earned as agreed to by our clients. Although these contracts can be very rewarding, the profitability of these contracts is dependent on our ability to deliver results for our clients and control the cost of providing these services. These types of contracts are typically more results-oriented and are subject to greater risk associated with revenue recognition and overall project profitability than traditional time and materials contracts. Revenues associated with contingent fee contracts were not material during the thirteen weeks ended April 2, 2011 or April 3, 2010.
Accounting for Income Taxes — Accounting for income taxes requires significant estimates and judgments on the part of management. Such estimates and judgments include, but are not limited to, the effective tax rate anticipated to apply to tax differences that are expected to reverse in the future, the sufficiency of taxable income in future periods to realize the benefits of net deferred tax assets and net operating losses currently recorded and the likelihood that tax positions taken in tax returns will be sustained on audit. We account for income taxes in accordance with FASB ASC 740 “Income Taxes.” As required by FASB ASC 740, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. FASB ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of April 2, 2011, cumulative valuation allowances in the amount of $34.2 million were recorded in connection with the net deferred income tax assets. As required by FASB ASC 740, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the guidance. Pursuant to FASB ASC 740, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As of April 2, 2011, we have recorded a liability of approximately $199,000 for unrecognized tax benefits.
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
Research and Development and Capitalized Software Costs — Software development costs are accounted for in accordance with FASB ASC 985-20, “Software — Costs of Software to Be Sold, Leased, or Marketed.” Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. We capitalize development costs incurred during the period between the establishment of technological feasibility and the release of the final product to customers. During the thirteen weeks ended April 2, 2011 and April 3, 2010, software development costs of $144,000 and $139,000, respectively, were expensed as incurred. No software development costs were capitalized during the thirteen weeks ended April 2, 2011 or April 3, 2010.
RESULTS OF OPERATIONS
THIRTEEN WEEKS ENDED APRIL 2, 2011 COMPARED TO THIRTEEN WEEKS ENDED APRIL 3, 2010
REVENUES
Revenues decreased 3.1% to $16.9 million for the thirteen weeks ended April 2, 2011 from $17.5 million for the thirteen weeks ended April 3, 2010. The decrease in revenues is primarily due to a decrease in demand for strategic consulting within our North America segment and demand for consulting and software services in our EMEA segment.
North America Segment — North America segment revenues were flat at $13.1 million for the thirteen weeks ended April 2, 2011 and April 3, 2010. During the thirteen weeks ended April 2, 2011, the North America segment provided services on 88 customer projects, compared to 77 projects performed in the thirteen weeks ended April 3, 2010. Average revenue per project was $148,000 in the thirteen weeks ended April 2, 2011, compared to $170,000 in the thirteen weeks ended April 3, 2010. Revenues recognized in connection with fixed price engagements totaled $6.8 million and $8.7 million, representing 52.3% and 66.1% of total revenues of the segment, for the thirteen weeks ended April 2, 2011 and April 3, 2010, respectively. Revenues from software licensing during the thirteen weeks ended April 2, 2011 were $0.2 million. There were no revenues from software licensing during the thirteen weeks ended April 3, 2010, respectively.
EMEA Segment — EMEA segment revenues decreased by 11.4% to $3.9 million for the thirteen weeks ended April 2, 2011 from $4.4 million for the thirteen weeks ended April 3, 2010. All revenues were generated internationally. During the thirteen weeks ended April 2, 2011 and April 3, 2010, this segment provided services on 70 and 81 customer projects, respectively. Average revenue per project was approximately $45,000 and $46,000, respectively, for the thirteen weeks ended April 2, 2011 and April 3, 2010. Revenues from post-contract software related support services were approximately $708,000 and $646,000 for the thirteen weeks ended April 2, 2011 and April 3, 2010, respectively. There were no revenues from software licensing during the thirteen weeks ended April 2, 2011 and April 3, 2010.
COSTS OF SERVICES
Costs of services decreased 2.2% to $10.6 million for the thirteen weeks ended April 2, 2011 from $10.9 million for the thirteen weeks ended April 3, 2010. Our gross margin was 37.3% for the thirteen weeks ended April 2, 2011 compared to 37.8% for the thirteen weeks ended April 3, 2010. Our North America segment gross margin was 37.6% for the thirteen weeks ended April 2, 2011 compared to 40.1% for the thirteen weeks ended April 3, 2010. The decrease in gross margin in the first quarter of 2011 as compared to the same period of 2010 in our North America segment is primarily due to a decrease in strategy engagements resulting in lower utilization of our fixed employee consulting base. Our EMEA segment gross margin was 36.2% for the thirteen weeks ended April 2, 2011, compared to 30.8% for the thirteen weeks ended April 3, 2010. Margin increases in the EMEA segment are primarily related to adjustments to our cost structure to better align with revenue levels. Costs of services in the EMEA segment included amortization of intangible assets of $146,000 for the thirteen weeks ended April 3, 2010 related to acquired software. There was no amortization of intangible assets included in cost of services during the thirteen weeks ended April 2, 2011.
OPERATING EXPENSES
Operating expenses increased 0.8% to $7.5 million for the thirteen weeks ended April 2, 2011, from $7.4 million for the thirteen weeks ended April 3, 2010. Operating expenses for both periods included selling, general and administrative expenses (inclusive of share-based compensation) and intangible asset amortization.
Selling, general and administrative expenses increased to $7.3 million for the thirteen weeks ended April 2, 2011, compared to $7.1 million for the thirteen weeks ended April 3, 2010. As a percentage of revenues, our selling, general and administrative expenses were 43.0% for the thirteen weeks ended April 2, 2011, compared to 40.5% for the thirteen weeks ended April 3, 2010. Selling expenses during the thirteen weeks ended April 3, 2010 included significant transition and severance costs for personnel associated with the reorganization undertaken in 2010, representing approximately 3% of revenues for the quarter. More than offsetting the reduction in transition and severance costs in the 2011 period were increases in personnel related expenses.
Intangible asset amortization decreased by $151,000 to $212,000 for the thirteen weeks ended April 2, 2011, compared to $363,000 for the thirteen weeks ended April 3, 2010. The decrease in amortization expense was primarily due to the completion of amortization of some intangibles recorded in connection with acquisitions.

OTHER INCOME AND EXPENSES
Interest income was $37,000 and $64,000 for the thirteen weeks ended April 2, 2011 and April 3, 2010, respectively, and represented interest earned on invested balances. Interest income decreased for the thirteen weeks ended April 2, 2011 as compared to the thirteen weeks ended April 3, 2010 due primarily to reductions in invested balances. We primarily invest in money market funds and have holdings in auction rate securities. For the thirteen weeks ended April 3, 2010, other income includes $110,000 in realized holding gains for auction rate securities classified as trading securities, offset by realized losses on our ARS Rights of $84,000.
INCOME TAXES
During the thirteen weeks ended April 2, 2011, we recorded an income tax provision of $30,000 compared to an income tax provision of $7,000 during the thirteen weeks ended April 3, 2010. The tax provision for the thirteen weeks ended April 2, 2011 is primarily due to deferred taxes recognized on intangibles amortized for income tax purposes but not for financial reporting purposes. The tax provision for the thirteen weeks ended April 3, 2010 is primarily due to interest recognized on reserves for uncertain tax positions. For the thirteen weeks ended April 2, 2011 and April 3, 2010, we recorded no income tax benefit related to our domestic and international pre-tax losses in accordance with the provisions of FASB ASC 740, “Income Taxes”, which requires an estimation of our ability to use recorded deferred income tax assets. We currently have recorded a valuation allowance against all domestic and international deferred income tax assets generated due to uncertainty about their ultimate realization due to our history of operating losses. If we continue to report net operating losses for financial reporting in either our domestic or international operations, no additional tax benefit would be recognized for those losses, since we will not have accumulated enough positive evidence to support our ability to utilize the net operating loss carry-forwards in the future.
NET LOSS
We had a net loss of $1.2 million for the thirteen weeks ended April 2, 2011 compared to a net loss of $0.8 million for the thirteen weeks ended April 3, 2010. The increase in net loss is primarily attributable to a decrease in revenues and gross profit.
STATEMENT REGARDING NON-GAAP FINANCIAL MEASUREMENT
In addition to net loss and net loss per share on a GAAP basis, our management uses a non-GAAP financial measure, “Non-GAAP adjusted net income or loss,” in its evaluation of our performance, particularly when comparing performance to the prior year’s period and on a sequential basis. This non-GAAP measure contains certain non-GAAP adjustments which are described in the following schedule entitled “Reconciliation of GAAP Net Loss to Non-GAAP Adjusted Net Income (Loss).” In making these non-GAAP adjustments, we take into account certain non-cash expenses and benefits, including tax effects as applicable, and the impact of certain items that are generally not expected to be on-going in nature or that are unrelated to our core operations. Management believes the exclusion of these items provides a useful basis for evaluating underlying business performance, but should not be considered in isolation and is not in accordance with, or a substitute for, evaluating our performance utilizing GAAP financial information. We believe that providing such adjusted results allows investors and other users of our financial statements to better understand our comparative operating performance for the periods presented. Our non-GAAP measure may differ from similar measures by other companies, even if similar terms are used to identify such measures. Although management believes the non-GAAP financial measure is useful in evaluating the performance of its business, we acknowledge that items excluded from such measure have a material impact on our net loss and net loss per share calculated in accordance with GAAP. Therefore, management uses non-GAAP measures in conjunction with GAAP results. Investors and other users of our financial information should also consider the above factors when evaluating our results.

RECONCILIATION OF GAAP NET LOSS TO NON-GAAP ADJUSTED NET (LOSS) INCOME
(unaudited)
(in thousands, except per share data)

	Thirteen	Thirteen
	Weeks	Weeks
	Ended	Ended
	April 2,	April 3,
	2011	2010
Reconciliation of GAAP net loss to non-GAAP adjusted net (loss) income:
GAAP net loss	$(1,183)	$(753)

Realized gain on auction rate securities	—	(26)
Depreciation and amortization	420	705
Non-cash share based compensation expense	40	113
Tax effect of applicable non-GAAP adjustments	30	34

Adjustments to GAAP net loss	490	826

Non-GAAP adjusted net (loss) income	$(693)	$73

Reconciliation of GAAP net loss per diluted common share to non-GAAP adjusted net income (loss) per diluted common share:
GAAP net loss per diluted common share	$(0.17)	$(0.11)

Realized gain on auction rate securities	—	0.00
Depreciation and amortization	0.06	0.10
Non-cash share based compensation expense	0.01	0.02
Tax effect of applicable non-GAAP adjustments	0.00	0.00

Adjustments to GAAP net loss per diluted common share	0.07	0.12

Non-GAAP adjusted net (loss) income per diluted common share	$(0.10)	$0.01

Weighted average shares used in calculation of diluted net loss per common share	7,073	7,027

LIQUIDITY AND CAPITAL RESOURCES
Net cash flows used in operating activities were $3.7 million during the thirteen weeks ended April 2, 2011 and $2.7 million during the thirteen weeks ended April 3, 2010. During the thirteen weeks ended April 2, 2011, the increase in cash flows used in operating activities was primarily due to losses of $0.7 million after non-cash add backs plus increases in net working capital other than cash of $3.0 million. During the thirteen weeks ended April 3, 2010, use of cash was primarily due to changes in net working capital.
Net cash used in investing activities was $0.3 million and $0.1 million for the thirteen weeks ended April 2, 2011 and April 3, 2010, respectively. Investing activities for the thirteen weeks ended April 2, 2011 and April 3, 2010 related to the purchase of office equipment, software and computer equipment.
Net cash provided by financing activities was $2.6 million and $0.7 million for the thirteen weeks ended April 2, 2011 and April 3, 2010, respectively. Financing activities included $2.6 million and $0.9 million, respectively, in proceeds from line of credit borrowings during the thirteen weeks ended April 2, 2011 and April 3, 2010. In addition, in both periods cash was used to make payments on long term obligations.
At April 2, 2011, we had approximately $5.5 million in cash and cash equivalents ($3.6 million of which was denominated in pounds sterling) and $15.3 million in net working capital. We believe we have sufficient cash after consideration of the sale of our auction rate securities on April 27, 2011 to meet anticipated cash requirements, including anticipated capital expenditures for at least the next 12 months. Should our cash and short-term investments prove insufficient we may need to obtain new debt or equity financing to support our operations or complete acquisitions. In recent years, credit and capital markets have experienced unusual volatility and disruption. If we need to obtain new debt or equity financing to support our operations or complete acquisitions in the future, we may be unable to obtain debt or equity financing on reasonable terms. We have established a flexible model that provides a lower fixed cost structure than most consulting firms, enabling us to scale operating cost structures more quickly based on market conditions, although there is a lag in time required to scale the business appropriately if revenues are reduced. Our strong balance sheet has enabled us to make acquisitions and related investments in intellectual property and businesses we believe are enabling us to capitalize on the current transformation of the industry; however, if demand for our consulting services is reduced and we experience negative cash flow, we could experience liquidity challenges at some point in the future.
FINANCIAL COMMITMENTS
During fiscal year 2009, we entered into an agreement under which we have a commitment to purchase a minimum of $401,000 in computer software over a three year period. As of April 2, 2011, we have an obligation of $122,000 remaining under this commitment.
During fiscal year 2010, we entered into an agreement to purchase telecommunications equipment in the amount of $99,000. As of April 2, 2011, we have an obligation of $88,000 remaining under this commitment.
On March 10, 2011, the independent members of our Board of Directors approved an executive incentive compensation plan for fiscal year 2011 (the “Plan”). The Plan establishes a cash bonus pool (the “Pool”) for our principal executive officer, president and chief operating officer, and principal financial officer if we meet or exceed a non-GAAP EBITDA target (as defined) of $2,750,000 for fiscal year 2011. The calculation of the Non-GAAP EBITDA target excludes non-cash charges (e.g., share-based compensation expense, etc.) and may exclude extraordinary one-time items to the extent determined to be appropriate by the Compensation Committee. Non-GAAP EBITDA differs from non-GAAP net income due to the exclusion of our income tax provision and Other income, net. The amount available for payment from the Pool (“Payout Amount”) shall be a specified lump sum amount at certain thresholds of 2011 Non-GAAP EBITDA (as reduced by the Payout Amount) per the following schedule:

Non-GAAP EBITDA
(Post Bonus) Exceeds	Payout Amount
$2,750,000	$450,000
$3,025,000	$575,000
$3,330,000	$700,000
$3,630,000	$770,000
$3,970,000	$830,000
$4,310,000	$890,000
In no event will the Payout Amount exceed $890,000. The distribution of the Payout Amount, if any, among our eligible executive management will be determined by our Compensation Committee and/or independent directors at a later date. The Plan is filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2011.
TRANSACTIONS WITH RELATED PARTIES
During the thirteen weeks ended April 2, 2011 and April 3, 2010, we incurred immaterial legal fees for services provided by Bingham McCutchen, LLP, a law firm in which a member of our Board of Directors, Andrew Lipman, owns an equity interest. Our Board of Directors has affirmatively determined that such payments do not constitute a material relationship between the director and the Company and concluded the director is independent as defined by the NASDAQ corporate governance rules. All payments were made within the limitations set forth by NASDAQ Rules as to the qualifications of an independent director.
As of April 2, 2011, there is one outstanding line of credit between the Company and its Chief Executive Officer, Richard P. Nespola, which originated in fiscal year 2001. Aggregate borrowings outstanding against the line of credit at April 2, 2011 totaled $300,000 and are due in September 2011. This amount is included in Prepaids and Other Current Assets in the current assets section of the Condensed Consolidated Balance Sheets as of April 2, 2011 and January 1, 2011. In accordance with the loan provisions, the interest rate charged on the loans is equal to the Applicable Federal Rate (AFR), as announced by the Internal Revenue Service, for short-term obligations (with annual compounding) in effect for the month in which the advance is made, until fully paid. Pursuant to the Sarbanes-Oxley Act, no further loan agreements or draws against the line may be made by the Company to, or arranged by the Company for its executive officers. Interest payments on this loan are current as of April 2, 2011.
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
A review and evaluation was performed by our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of April 2, 2011.
There was no change in internal control over financial reporting during the fiscal quarter ended April 2, 2011, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We have not been subject to any material new litigation since the filing on March 31, 2011 of our Annual Report on Form 10-K for the year ended January 1, 2011.
ITEM 1A. RISK FACTORS
Not applicable
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. REMOVED AND RESERVED
None
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS
(a) Exhibits

Exhibit 3.1	Amendments to the Bylaws, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2011, are incorporated herein by reference as Exhibit 3.1.

Exhibit 3.2	Amended and Restated Bylaws, filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2011, are incorporated herein by reference as Exhibit 3.2.

Exhibit 10.1	The Management Network Group, Inc. 2011 Executive Incentive Compensation Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2011, is incorporated herein by reference as Exhibit 10.1.

Exhibit 10.2	Employment Agreement between Cambridge Strategic Management Group, Inc. and Susan Simmons dated October 20, 2006.

Exhibit 31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.	Certifications furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Management Network Group, Inc. (Registrant)
Date: May 17, 2011	By	/s/ Richard P. Nespola
(Signature)
Richard P. Nespola Chairman and Chief Executive Officer (Principal executive officer)

Date: May 17, 2011	By	/s/ Donald E. Klumb
(Signature)
Donald E. Klumb Chief Financial Officer and Treasurer (Principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

Exhibit 3.1	Amendments to the Bylaws, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2011, are incorporated herein by reference as Exhibit 3.1.

Exhibit 3.2	Amended and Restated Bylaws, filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2011, are incorporated herein by reference as Exhibit 3.2.

Exhibit 10.1	The Management Network Group, Inc. 2011 Executive Incentive Compensation Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2011, is incorporated herein by reference as Exhibit 10.1.

Exhibit 10.2	Employment Agreement between Cambridge Strategic Management Group, Inc. and Susan Simmons dated October 20, 2006.

Exhibit 31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.	Certifications furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.