Form 10-Q
period 2011-07-02
MANAGEMENT NETWORK GROUP INC
filed 2011-08-16
CIK 1094814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 2, 2011

or

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

As of August 12, 2011, TMNG had outstanding 7,084,895 shares of common stock.

THE MANAGEMENT NETWORK GROUP, INC.

PARTI. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE MANAGEMENT NETWORK GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(unaudited)

	July 2,	January 1,
	2011	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,633	$6,786
Accounts receivable, net	16,676	16,531
Prepaid and other current assets	1,381	1,173
Total current assets	29,690	24,490
NONCURRENT ASSETS:
Property and equipment, net	1,955	1,983
Goodwill and intangible assets, net	8,213	8,489
Noncurrent investments	-	5,926
Other assets	199	207
Total Assets	$40,057	$41,095

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$1,384	$995
Accrued payroll, bonuses and related expenses	5,036	5,087
Deferred revenue	650	860
Other accrued liabilities	1,601	1,453
Total current liabilities	8,671	8,395

NONCURRENT LIABILITIES:
Deferred income tax liabilities	306	246
Other noncurrent liabilities	742	737
Total noncurrent liabilities	1,048	983

Commitments and contingencies (Note 9)

Total stockholders’ equity	30,338	31,717
Total Liabilities and Stockholders’ Equity	$40,057	$41,095

See notes to unaudited condensed consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)

(unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
Revenues	$17,147	$16,971	$34,070	$34,430
Cost of services	10,388	10,328	21,002	21,185
Gross Profit	6,759	6,643	13,068	13,245
Operating Expenses:
Selling, general and administrative	7,234	6,807	14,515	13,875
Intangible asset amortization	213	358	425	721
Total operating expenses	7,447	7,165	14,940	14,596
Loss from operations	(688)	(522)	(1,872)	(1,351)
Other income (expense)	(310)	67	(279)	150
Loss before income tax provision	(998)	(455)	(2,151)	(1,201)
Income tax provision	(30)	(42)	(60)	(49)
Net loss	(1,028)	(497)	(2,211)	(1,250)
Other comprehensive income (loss):
Foreign currency translation adjustment	(26)	(22)	390	(817)
Unrealized gain (loss) on marketable securities	312	(62)	324	1
Comprehensive loss	$(742)	$(581)	$(1,497)	$(2,066)

Loss per common share
Basic and diluted	$(0.15)	$(0.07)	$(0.31)	$(0.18)

Weighted average shares used in calculation of net loss per basic and diluted common share	7,081	7,038	7,077	7,033

See notes to unaudited condensed consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	For the Twenty-six Weeks Ended
	July 2,	July 3,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,211)	$(1,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	858	1,393
Share-based compensation	101	197
Deferred income taxes	60	68
Realized losses (gains) on investments	312	(56)
Other	-	(22)
Other changes in operating assets and liabilities:
Accounts receivable, net	61	669
Prepaid and other assets	(189)	122
Trade accounts payable	370	(98)
Deferred revenue	(215)	(316)
Accrued liabilities	149	(365)

Net cash (used in) provided by operating activities	(704)	342

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investments	5,938	5,500
Acquisition of property and equipment	(461)	(314)

Net cash provided by investing activities	5,477	5,186

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	2,625	880
Payments on line of credit	(2,625)	(3,680)
Payments made on long-term obligations	(61)	(352)
Issuance of common stock through employee stock purchase plan	18	23

Net cash used in financing activities	(43)	(3,129)

Effect of exchange rate on cash and cash equivalents	117	(268)

Net increase in cash and cash equivalents	4,847	2,131
Cash and cash equivalents, beginning of period	6,786	6,301
Cash and cash equivalents, end of period	$11,633	$8,432

Supplemental disclosure of non-cash investing and and financing transactions
Acquisition of business: Common Stock	$-	$53
Acquisition of business: Consideration Payable	$-	$344
Accrued property and equipment additions	$228	$276

See notes to unaudited condensed consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Reporting

The condensed consolidated financial statements and accompanying notes of The Management Network Group, Inc. and its subsidiaries (“TMNG,” “TMNG Global,” “we,” “us,” “our,” or the “Company”) as of July 2, 2011, and for the thirteen and twenty-six weeks ended July 2, 2011 and July 3, 2010 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the Company’s condensed consolidated financial position, results of operations, and cash flows as of these dates and for the periods presented. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Consequently, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements nor those normally made in the Company’s annual report on Form 10-K. Accordingly, reference should be made to the Company’s annual consolidated financial statements and notes thereto for the fiscal year ended January 1, 2011, included in the 2010 Annual Report on Form 10-K (“2010 Form 10-K”) for additional disclosures, including a summary of the Company’s accounting policies. The Condensed Consolidated Balance Sheet as of January 1, 2011 has been derived from the audited Consolidated Balance Sheet at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Company has evaluated subsequent events for recognition or disclosure through the date these unaudited consolidated financial statements were issued.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.  In the opinion of management of the Company, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation of the financial statements have been included. The results of operations for the thirteen and twenty-six weeks ended July 2, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

Revenue Recognition — The Company recognizes revenue from time and materials consulting contracts in the period in which its services are performed.  In addition to time and materials contracts,  the Company's other types of contracts may include fixed fee contracts and contingent fee contracts. The Company recognizes revenues on milestone or deliverables-based fixed fee contracts and time and materials contracts not to exceed contract price using the percentage of completion-like method described by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 605-35, "Revenue Recognition — Construction-Type and Production-Type Contracts". For fixed fee contracts where services are not based on providing deliverables or achieving milestones, the Company recognizes revenue on a straight-line basis over the period during which such services are expected to be performed. In connection with some fixed fee contracts, the Company may receive payments from customers that exceed revenues recognized related to the contracts up to that point in time. The Company records the excess of receipts from customers over recognized revenue as deferred revenue. Deferred revenue is classified as a current liability to the extent it is expected to be earned within twelve months from the date of the balance sheet.

The Company develops, installs and supports customer software in addition to the provision of traditional consulting services. The Company recognizes revenue in connection with its software sales agreements utilizing the percentage of completion method prescribed by ASC 605-35. These agreements include software right-to-use licenses ("RTU's") and related customization and implementation services. Due to the long-term nature of the software implementation and the extensive software customization based on normal customer specific requirements, both the RTU and implementation services are treated as a single element for revenue recognition purposes.

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

In addition to the professional services related to the customization and implementation of its software, the Company may also provide post-contract support ("PCS") services, including technical support and maintenance services as well as other professional services not essential to the functionality of the software. For those contracts that include PCS service and professional services arrangements which are not essential to the functionality of the software solution, the Company separates the ASC 605-35 software services and PCS services utilizing the multiple-element arrangement model prescribed by ASC 605-25 , "Revenue Recognition — Multiple-Element Arrangements". ASC 605-25 addresses the accounting treatment for an arrangement to provide the delivery or performance of multiple products and/or services where the delivery of a product or system or performance of services may occur at different points in time or over different periods of time. The Company utilizes ASC 605-25 to separate the PCS service elements and allocate total contract consideration to the contract elements based on the relative fair value of those elements utilizing PCS renewal terms as evidence of fair value. Revenues from PCS services are recognized ratably on a straight-line basis over the term of the support and maintenance agreement.

The Company may also enter into contingent fee contracts, in which revenue is subject to achievement of savings or other agreed upon results, rather than time spent. Due to the nature of contingent fee contracts, the Company recognizes costs as they are incurred on the project and defers revenue recognition until the revenue is realizable and earned as agreed to by its clients. Although these contracts can be very rewarding, the profitability of these contracts is dependent on the Company's ability to deliver results for its clients and control the cost of providing these services. These types of contracts are typically more results-oriented and are subject to greater risk associated with revenue recognition and overall project profitability than traditional time and materials contracts.  Revenues associated with contingent fee contracts were not material during the thirteen and twenty-six weeks ended July 2, 2011 and July 3, 2010.

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

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets and liabilities.  The fair value hierarchy gives the highest priority to Level 1 inputs.

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

Research and Development and Software Development Costs — During the thirteen and twenty-six weeks ended July 2, 2011, software development costs of $140,000 and $284,000, respectively, were expensed as incurred.  During the thirteen and twenty-six weeks ended July 3, 2010, software development costs of $184,000 and $323,000, respectively, were expensed as incurred.  No software development costs were capitalized during the thirteen and twenty-six weeks ended July 2, 2011 and July 3, 2010.

Foreign Currency Transactions and Translation — TMNG Europe Ltd., Cartesian Ltd. (“Cartesian”) and the international operations of Cambridge Strategic Management Group, Inc. conduct business primarily denominated in their respective local currency, which is their functional currency. Assets and liabilities have been translated to U.S. dollars at the period-end exchange rate. Revenues and expenses have been translated at exchange rates which approximate the average of the rates prevailing during each period. Translation adjustments are reported as a separate component of other comprehensive income (loss) in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Accumulated other comprehensive loss resulting from foreign currency translation adjustments totaled $4.0 million and $4.4 million as of July 2, 2011 and January 1, 2011, respectively, and are included in Total Stockholders’ Equity in the Condensed Consolidated Balance Sheets. Assets and liabilities denominated in other than the functional currency of a subsidiary are re-measured at rates of exchange on the balance sheet date. Resulting gains and losses on foreign currency transactions are included in the Company’s results of operations.  Realized and unrealized exchange losses included in results of operations were $19,000 and $8,000, respectively, during the thirteen and twenty-six weeks ended July 2, 2011. Realized and unrealized exchange losses included in results of operations were $41,000 and $36,000, respectively, during the thirteen and twenty-six weeks ended July 3, 2010.

Derivative Financial Instruments — As of July 2, 2011, the Company had one open foreign currency forward contract with a notional amount of $204,000.  This forward contract provides an economic hedge of fluctuations in exchange rates between the British pound and Australian dollar denominated accounts receivables, but has not been designated as a hedge for accounting purposes.  This contract expires on October 10, 2011.  The Company utilizes valuation models for these forward contracts that rely exclusively on level 2 inputs, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures. Gains and losses on foreign currency forward contracts are included in selling, general, and administrative expenses in the Condensed Consolidated Statement of Operations and Comprehensive Loss. The change in fair value of this contract was not material to the Company’s results of operations or financial position for the thirteen and twenty-six weeks ended July 2, 2011 and July 3, 2010.

Net Loss Per Share — The Company has not included the effect of stock options and non-vested shares in the calculation of diluted loss per share for the thirteen and twenty-six weeks ended July 2, 2011 and July 3, 2010 as the Company reported a net loss for these periods and the effect would have been anti-dilutive.

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

In December 2010, the FASB issued ASU 2010-28, Intangibles—Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The guidance clarifies when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This update modifies step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts, requiring the entity to assess whether it is more likely than not that the reporting units' goodwill is impaired in order to determine if the entity should perform step 2 of the goodwill impairment test for those reporting unit(s). This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of this guidance did not have a significant impact on our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.  The guidance seeks further convergence of the fair value recognition standards between U.S GAAP and that of the International Financial Reporting Standards (IFRS).  The ASU contains clarification of certain terminology to match the guidance provided by the IFRS standard, but also provides more specific guidance related to the treatment of premiums or discounts in the measurement of fair value, among other guidance, as well as prescribes additional disclosure requirements, including the level in the fair value hierarchy of assets or liabilities that are not measured at fair value in the balance sheet, but yet have fair value disclosure requirements.  This update is effective for interim and annual periods beginning after December 15, 2011.  The Company is currently evaluating the impact that the adoption of this guidance will have on the consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which revises the manner in which entities present comprehensive income in their financial statements by removing the existing options available for the presentation of comprehensive income but rather requiring comprehensive income to be reported in either a separate continuous statement of comprehensive income or in a two statement presentation format that would highlight the components of income as the first statement and then a separate but yet consecutive statement presenting the components and totals of comprehensive income.  This update is effective for interim and annual periods beginning after December 15, 2011.  The Company is currently evaluating the impact that the adoption of this guidance will have on the presentation of the consolidated financial statements.

2. Auction Rate Securities

As of January 1, 2011, the Company’s auction rate securities portfolio consisted of the following:

Issuer	Cost Basis	Unrealized Loss	Fair Value at January 1, 2011 (Noncurrent)
	(In thousands)
Available-for-Sale Securities
Education Funding Capital Education Loan Backed Notes	$6,250	$(324)	$5,926

On April 27, 2011, the Company sold 100% of its Education Funding Capital Education Loan Backed Notes with a par value of $6.3 million held with Citigroup. These were the last remaining auction rate securities held by the Company.  The total proceeds from the transaction were $5.9 million. Proceeds from the sale were applied first to the $2.6 million outstanding balance of the line of credit with Citigroup described below in Note 3, “Line of Credit Agreements.”  The Company received the remaining $3.3 million in proceeds.  Upon the disposition of the underlying collateral, the loan agreement with Citigroup was terminated. As a result of this transaction, $312,000 in losses were reclassified from Accumulated Other Comprehensive Loss in stockholders’ equity and recognized in Other Income (Expense) in the Consolidated Statements of Operations and Comprehensive Loss in the thirteen and twenty-six weeks ended July 2, 2011.  After this reclassification, there was no accumulated other comprehensive gain or loss related to auction rate securities included in Total Stockholders’ Equity in the Condensed Consolidated Balance Sheet as of July 2, 2011. Accumulated other comprehensive loss resulting from unrealized losses of available-for-sale securities included in Total Stockholders’ Equity in the Condensed Consolidated Balance Sheet was $324,000 as of January 1, 2011.

During the thirteen and twenty-six weeks ended July 3, 2010, the Company recognized gains of $30,000 and $56,000, respectively, on auction rate securities classified as trading securities.  These gains have been recognized in other income in the Condensed Consolidated Statements of Operations and Comprehensive Loss.  During the second quarter of fiscal year 2010, the auction rate securities held with a UBS affiliate, with a par value of $5.5 million, were sold by the Company pursuant to the terms of the ARS Rights.

For auction rate securities classified as available-for-sale, the Company recognized unrealized holding gains of $12,000 during the twenty-six weeks ended July 2, 2011. The Company recognized unrealized holding (losses) gains of ($62,000) and $1,000, respectively, during the thirteen and twenty-six weeks ended July 3, 2010.  Unrealized holding gains and losses on securities classified as available-for-sale are included as a separate component of stockholders’ equity, net of applicable taxes, and have been recognized in Other comprehensive income (loss) in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

The following is a reconciliation of the beginning and ending balances of the Company’s auction rate securities portfolio and ARS Rights for the twenty-six weeks ended July 2, 2011 and July 3, 2010 (in thousands):

	For the	For the
	twenty-six weeks	twenty-six weeks
	ended July 2, 2011	ended July 3, 2010
Fair value at beginning of period	$5,926	$12,296
Total unrealized and realized gains (losses) included in Other income in the Condensed Consolidated Statements of Operations and Comprehensive Loss	(312)	56
Total unrealized gains (losses) included in Other comprehensive income (loss) in the Condensed Consolidated Statements of Operations and Comprehensive Loss	12	1
Reclassification of unrealized loss from Other comprehensive income (loss) to realized loss included in Other income in the Condensed Consolidated Statements of Operations and Comprehensive Loss	312	-
Sales	(5,938)	(5,500)

Fair value at end of period	$-	$6,853

The following is a reconciliation of the beginning and ending balances of the Company’s auction rate securities portfolio and ARS Rights for the thirteen weeks ended July 2, 2011 and July 3, 2010 (in thousands):

	For the thirteen weeks ended July 2, 2011	For the thirteen weeks ended July 3, 2010
Fair value at beginning of period	$5,938	$12,385
Total unrealized and realized gains (losses) included in Other income in the Condensed Consolidated Statements of Operations and Comprehensive Loss	(312)	30
Total unrealized gains (losses) included in Other comprehensive income (loss) in the Condensed Consolidated Statements of Operations and Comprehensive Loss	-	(62)
Reclassification of unrealized loss from Other comprehensive income (loss) to realized loss included in Other income in the Condensed Consolidated Statements of Operations and Comprehensive Loss	312	-
Sales	(5,938)	(5,500)

Fair value at end of period	$-	$6,853

3. Line of Credit Agreements

In November 2008, the Company entered into a settlement with UBS to provide liquidity for the Company’s auction rate securities portfolio then held with a UBS affiliate. As provided for in the settlement, the Company entered into a line of credit from UBS. During the second quarter of fiscal year 2010, the Company liquidated the auction rate securities with a par value of $5.5 million pledged as collateral for the line of credit with UBS. Proceeds from the liquidation were applied first to the $3.7 million outstanding balance of the line of credit as of the date of the transaction. The Company received the remaining $1.8 million in proceeds. Upon liquidation of the relevant auction rate securities, the line of credit with UBS was terminated.

On March 19, 2009, the Company entered into a loan agreement with Citigroup Global Markets, Inc. ("Citigroup") to provide liquidity for the Company's auction rate securities portfolio held with Citigroup. Under the loan agreement, the Company was provided access to a revolving line of credit of up to $2.63 million with its auction rate securities pledged as collateral.  The line of credit was not for any specific term. During the twenty-six weeks ended July 2, 2011, the Company borrowed $2.63 million under the line of credit which was paid down upon liquidation of the Education Funding Capital Education Loan Backed ARS on April 27, 2011. The line of credit was terminated upon disposition of the underlying auction rate securities.  No amounts were borrowed against the line during the thirteen and twenty-six weeks ended July 3, 2010. The borrowings against the line of credit were used to fund short-term liquidity needs.  See Note 2, “Auction Rate Securities” for further information.

4. Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the twenty-six weeks ended July 2, 2011 are as follows (in thousands):

	North
	America	EMEA	Total
Balance as of January 1, 2011	$3,947	$4,046	$7,993
Changes in foreign currency exchange rates	-	149	149

Balance as of July 2, 2011	$3,947	$4,195	$8,142

Intangible assets included in Goodwill and intangible assets, net in the Condensed Consolidated Balance Sheets are as follows (in thousands):

	July 2, 2011		January 1, 2011
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Customer relationships	$3,400	$(3,329)	$3,400	$(2,904)

Intangible amortization expense for the thirteen weeks ended July 2, 2011 and July 3, 2010 was $213,000 and $498,000, respectively, including $140,000 reported in cost of services for the thirteen weeks ended July 3, 2010 for acquired software technology that became fully amortized during 2010.  Intangible amortization expense for the twenty-six weeks ended July 2, 2011 and July 3, 2010 was $425,000 and $1.0 million, respectively, including $286,000 reported in cost of services for the twenty-six weeks ended July 3, 2010 for acquired software technology that became fully amortized during 2010.  The remaining net book value of customer relationships in the amount of $71,000 will be fully amortized during the third quarter of fiscal year 2011.

The Company evaluates goodwill for impairment on an annual basis on the last day of the first fiscal month of the fourth quarter and whenever events or circumstances indicate that these assets may be impaired. The Company performs its impairment testing for goodwill in accordance with FASB ASC 350, “Intangibles-Goodwill and Other.” Management determined that there were no events or changes in circumstances during the thirteen or twenty-six weeks ended July 2, 2011 which indicated that goodwill needed to be tested for impairment during the period.

The Company reviews long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets might not be recoverable in accordance with the provisions of FASB ASC 360, “Property, Plant and Equipment ” and FASB ASC 350, “Intangibles-Goodwill and Other .” Management determined that there were no events or changes in circumstances during the thirteen or twenty-six weeks ended July 2, 2011 which indicated that long-lived assets and intangible assets needed to be reviewed for impairment during the period.

5. Share-Based Compensation

The Company issues stock option awards and non-vested share awards under its share-based compensation plans. The key provisions of the Company's share-based compensation plans are described in Note 6 to the Company's consolidated financial statements included in the 2010 Form 10-K.

The Company recognized no income tax benefits related to share-based compensation arrangements during the thirteen and twenty-six weeks ended July2, 2011 and July 3, 2010.

1998 Equity Incentive Plan

Stock Options

A summary of the option activity under the Company's Amended and Restated 1998 Equity Incentive Plan (the "1998 Plan"), as of July 2, 2011 and changes during the twenty-six weeks then ended is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2011	641,093	$11.18
Forfeited/cancelled	(25,398)	$17.49

Outstanding at July 2, 2011	615,695	$10.93

Options vested and expected to vest at July 2, 2011	610,540	$10.95

Options exercisable at July 2, 2011	602,077	$10.99

Non-vested Shares

There were 375 shares of non-vested stock issued under the 1998 Plan as of July 2, 2011 and January 1, 2011 with a weighted average grant date fair value of $11.25 per share. No shares of non-vested stock were issued or vested during the twenty-six weeks ended July 2, 2011.

2000 Supplemental Stock Plan

A summary of the option activity under the Company's 2000 Supplemental Stock Plan (the "Supplemental Stock Plan") as of July 2, 2011 and changes during the twenty-six weeks then ended is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2011	247,437	$11.74
Forfeited/cancelled	(63,187)	$12.77

Outstanding at July 2, 2011	184,250	$11.39

Options vested and expected to vest at July 2, 2011	176,365	$11.47

Options exercisable at July 2, 2011	163,850	$11.63

The Supplemental Stock Plan expired on May 23, 2010.  No new awards will be issued pursuant to the plan. The outstanding awards issued pursuant to the Supplemental Stock Plan remain subject to the terms of the Supplemental Stock Plan following expiration of the plan.

6. Business Segments and Major Customers

The Company identifies its segments based on the way management organizes the Company to assess performance and make operating decisions regarding the allocation of resources. In accordance with the criteria in FASB ASC 280 "Segment Reporting," the Company has concluded it has two reportable segments: the North America segment and the EMEA segment. The North America segment is comprised of three operating segments (North America Cable and Broadband, North America Telecom and Strategy), which are aggregated into one reportable segment based on the similarity of their economic characteristics. The EMEA segment is a single reportable, operating segment that encompasses the Company’s operational, technological and software consulting services outside of North America. Both reportable segments offer management consulting, custom developed software, and technical services.

Management evaluates segment performance based upon income (loss) from operations, excluding share-based compensation (benefits), depreciation and intangibles amortization. Inter-segment revenues during the thirteen and twenty-six weeks ended July 2, 2011 were approximately $680,000, There were no inter-segment revenues in the thirteen or twenty-six weeks ended July 3, 2010. In addition, in its administrative division, entitled “Not Allocated to Segments,” the Company accounts for non-operating activity and the costs of providing corporate and other administrative services to all the segments. Summarized financial information concerning the Company’s reportable segments is shown in the following table (amounts in thousands):

	North America	EMEA	Not Allocated to Segments	Total
As of and for the twenty-six weeks ended July 2, 2011:
Revenues	$26,309	$7,761		$34,070
Income (loss) from operations	6,793	1,210	$(9,875)	(1,872)
Total assets	$10,453	$6,223	$23,381	$40,057

For the thirteen weeks ended July 2, 2011:
Revenues	$13,244	$3,903		$17,147
Income (loss) from operations	3,712	532	$(4,932)	$(688)

As of January 1, 2011
Total assets	$11,124	$5,406	$24,565	$41,095

As of and for the twenty-six weeks ended July 3, 2010:
Revenues	$26,442	$7,988		$34,430
Income (loss) from operations	7,121	1,466	$(9,938)	(1,351)
Total assets	$9,500	$5,493	$27,647	$42,640

For the thirteen weeks ended July 3, 2010:
Revenues	$13,336	$3,635		$16,971
Income (loss) from operations	3,533	680	$(4,735)	(522)

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

In accordance with the provisions of FASB ASC 280-10, revenues earned in the United States and internationally based on the location where the services are performed are shown in the following table (amounts in thousands):

	For the Thirteen Weeks Ended		For the Twenty-six Weeks Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
United States	$12,568	$12,701	$25,161	$25,714
International:
United Kingdom	4,035	4,113	8,120	8,169
Other	544	157	789	547
Total	$17,147	$16,971	$34,070	$34,430

Major customers in terms of significance to TMNG’s revenues (i.e. in excess of 10% of revenues) and accounts receivable were as follows (amounts in thousands):

	Revenues
	For the twenty-six weeks		For the twenty-six weeks
	ended July 2, 2011		ended July 3, 2010
	North America	EMEA	North America	EMEA
Customer A		$2,322		$3,571
Customer B	$8,646		$10,240
Customer C	$5,263		$5,075
Customer D	$4,424		$2,079
Customer E	$2,762		$3,484

	Revenues
	For the thirteen weeks		For the thirteen weeks
	ended July 2, 2011		ended July 3, 2010
	North		North
	America	EMEA	America	EMEA
Customer A		$972		$1,589
Customer B	$4,414		$4,760
Customer C	$2,849		$2,596
Customer D	$1,610		$1,376
Customer E	$1,443		$1,683

	Accounts Receivable
	As of July 2, 2011	As of July 3, 2010
Customer A	$1,630	$2,483
Customer B	$3,180	$2,332
Customer C	$2,179	$1,842
Customer D	$1,868	$1,168
Customer E	986	$1,164

Revenues from the Company’s ten most significant customers accounted for approximately 81.6% and 83.6% of revenues during the thirteen and twenty-six weeks ended July 2, 2011, respectively. Revenues from the Company’s ten most significant customers accounted for approximately 83.6% and 85.5% of revenues during the thirteen and twenty-six weeks ended July 3, 2010.

7. Income Taxes

In the thirteen and twenty-six weeks ended July 2, 2011, the Company recorded income tax provisions of $30,000 and $60,000, respectively.  In the thirteen and twenty-six weeks ended July 3, 2010, the Company recorded income tax provisions of $42,000 and $49,000, respectively.  The tax provision for the thirteen and twenty-six weeks ended July 2, 2011 and June 3, 2010 are primarily due to deferred taxes recognized on intangibles amortized for income tax purposes but not for financial reporting purposes and interest recognized on reserves for uncertain tax positions, respectively. The Company has reserved all of its domestic and international net deferred tax assets with a valuation allowance as of July 2, 2011 and January 1, 2011 in accordance with the provisions of FASB ASC 740, "Income Taxes," which requires an estimation of the recoverability of the recorded income tax asset balances. As of July 2, 2011, the Company has recorded $33.9 million of valuation allowances attributable to its net deferred tax assets.

The Company analyzes its uncertain tax positions pursuant to the provisions of FASB ASC 740 “Income Taxes.” The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. There was no material activity related to the liability for uncertain tax positions during the thirteen and twenty-six weeks ended July 2, 2011 and July 3, 2010. As of July 2, 2011, the Company has $199,000 accrued for uncertain income tax positions, including interest and penalties. As of July 2, 2011, the Company believes that it is reasonably possible that the entire liability for uncertain tax positions will be released in the fourth quarter of fiscal 2011 due primarily to the expiration of the statute of limitations of tax filings in foreign jurisdictions.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003. As of July 2, 2011, the Company has no income tax examinations in process.

8. Loan to Officer

As of July 2, 2011, there is one outstanding line of credit between the Company and its Chief Executive Officer, Richard P. Nespola, which originated in fiscal year 2001. Aggregate borrowings outstanding against the line of credit at July 2, 2011 and January 1, 2011 totaled $300,000. The outstanding principal amount of the borrowings matures on August 17, 2011, and an event of default will occur if such amount is not paid on or prior to October 16, 2011. This amount is included in Prepaid and Other Current Assets in the current assets section of the Condensed Consolidated Balance Sheets as of July 2, 2011 and January 1, 2011. Under the line of credit agreement, Mr. Nespola may at his election transfer shares of common stock of the Company owned by him to the Company in payment of principal and/or interest under the line of credit. In addition, the independent directors on the Board of Directors may require Mr. Nespola to pledge additional shares of common stock of the Company having a value as determined under the line of credit agreement equal to the outstanding principal and interest as collateral. A copy of the line of credit agreement and the related revolving note and stock pledge documents are filed as Exhibits 10.31, 10.32 and 10.33 to this Form l0-Q.

The line of credit agreement provides for the mandatory forgiveness of all outstanding borrowings upon each of the following events: (a) termination without cause of Mr. Nespola's employment; (b) Mr. Nespola's death or disability; and (c) a change of control of the Company, as defined therein. Pursuant to the line of credit agreement, the Board of Directors has the discretion to forgive all or a portion of the principal balance at any time. Upon any forgiveness of the loan, the Company is obligated to pay Mr. Nespola a "gross-up payment" to offset any additional taxes Mr. Nespola incurs as a result of the loan forgiveness.

In accordance with the loan provisions, the interest rate charged on the loan is equal to the Applicable Federal Rate (AFR), as announced by the Internal Revenue Service, for short-term obligations (with annual compounding) in effect for the month in which the advance is made, until fully paid. Pursuant to the Sarbanes-Oxley Act, no further loan agreements or draws against the line may be made by the Company to, or arranged by the Company for its executive officers. Interest payments on this loan are current as of July 2, 2011.

9. Commitments and Contingencies

The Company is not subject to any material litigation as of July 2, 2011. However, the Company may become involved in various legal and administrative actions arising in the normal course of business. These could include actions brought by taxing authorities challenging the employment status of consultants utilized by the Company. In addition, future customer bankruptcies could result in additional claims on collected balances for professional services near the bankruptcy filing date. The resolution of any of such actions, claims, or the matters described above may have an impact on the financial results for the period in which they occur.

During fiscal year 2009, the Company entered into an agreement under which it has a commitment to purchase a minimum of $401,000 in computer software over a three year period. As of July 2, 2011, the Company has an obligation of $89,000 remaining under this commitment.

During fiscal year 2010, the Company entered into an agreement to purchase telecommunications equipment in the amount of $99,000 over a three year period. As of July 2, 2011, the Company has an obligation of $80,000 remaining under this commitment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements. In addition to historical information, this quarterly report contains forward-looking statements. Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements of assumptions underlying such statements, and statements of the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future. Forward-looking statements can often be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "should," "could," "intends," "plans," "estimates" or "anticipates," variations thereof or similar expressions. Certain risks and uncertainties could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause a difference include, but are not limited to, conditions in the industry sectors that we serve, including the slowing of client decisions on proposals and project opportunities along with scope reduction of existing projects, overall economic and business conditions, including the current economic slowdown, our ability to retain the limited number of large clients that constitute a major portion of our revenues, technological advances and competitive factors in the markets in which we compete, and the factors discussed in the sections entitled "Cautionary Statement Regarding Forward-Looking Information" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on Form 10-K for the fiscal year ended January 1, 2011. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date of this report. We undertake no obligation to revise, or publicly release the results of any revision to, these forward-looking statements. Readers should carefully review the cautionary statements contained in our annual report and in other documents that we file from time to time with the Securities and Exchange Commission.

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

Our financial results are affected by macroeconomic conditions, credit market conditions, and the overall level of business confidence. Although the first half of 2011 has demonstrated positive economic indications, the renewed economic slowdown of recent months continued to impact our customer base and has resulted in continued higher levels of unemployment, and significant employee layoffs and reductions in capital and operating expenditures for some of our significant clients in the communications, media and entertainment sectors. We are also experiencing greater pricing pressure and an increased need for enhanced return on investment for projects or added sharing of risk and reward.

Revenues are driven by the ability of our team to secure new project contracts and deliver those projects in a way that adds value to our client in terms of return on investment or assisting clients to address a need or implement change.  For the thirteen weeks ended July 2, 2011, revenues increased both sequentially and year over year by approximately 1.0% to $17.1 million. For the twenty-six weeks ended July 2, 2011, revenues decreased 1.0% to $34.1 million from $34.4 million for the twenty-six weeks ended July 3, 2010.  The mix of our business for the first half of 2011 involved slightly less demand for our strategy offerings. Our international revenues were approximately 26.1% of total revenue for the twenty-six weeks ended July 2, 2011, as compared to 25.3% for the twenty-six weeks ended and July 3, 2010.  Our revenues are denominated in multiple currencies and are impacted by currency rate fluctuations.

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

Gross margins were 38.4% in the twenty-six weeks ended July 2, 2011 comparable to 38.5% in the twenty-six weeks ended July 3, 2010.  The most significant items that impact our margins include the mix of project types, utilization of personnel and competitive pricing decisions. In addition, given the challenging macroeconomic environment and reduced consulting demand, we have provided clients reduced pricing for long term project commitment and volume increases.

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

Management has focused on aligning operating costs with operating segment revenues. Selling, general and administrative expenses were $7.2 million for the thirteen weeks ended July 2, 2011 compared to $6.8 million for the thirteen weeks ended July 3, 2010. Selling, general and administrative expenses were $14.5 million for the twenty-six weeks ended July 2, 2011 compared to $13.9 million for the twenty-six weeks ended July 3, 2010. Selling expenses during the thirteen and twenty-six weeks ended July 2, 2011 included $503,000 and $611,000, respectively, of transition and severance costs for personnel as we continue to reduce our cost structure. We will continue to evaluate selling, general and administrative expenses to maintain an appropriate cost structure relative to revenue levels.

Intangible asset amortization included in operating expenses decreased to $425,000 in the twenty-six weeks ended July 2, 2011 from $721,000 in the twenty-six weeks ended July 3, 2010. The decrease in amortization expense was due to the completion of amortization of some intangibles recorded in connection with our acquisitions of Cartesian Ltd and RVA Consulting LLC.  The remaining $71,000 carrying value of these assets will be fully amortized during the third quarter of fiscal year 2011.

We recorded net losses of $1.0 million and $2.2 million for the thirteen and twenty-six weeks ended July 2, 2011, respectively, compared to net losses of $497,000 and $1.3 million for the thirteen and twenty-six weeks ended July 3, 2010.  For the thirteen weeks ended July 2, 2011, the net loss included a realized loss of $312,000 on the sale of our remaining auction rate securities, along with $503,000 of severance and transition charges previously discussed.  The rate of change in the communications industry, driving convergence of media and telecommunications, consolidation of smaller providers and expanded deployment of wireless capabilities have added both opportunity and uncertainty for our clients. The general result is overall reduced client spending on many capital and operational initiatives. This reduction in spending, coupled with increased competition pursuing fewer opportunities, could result in further price reductions, fewer client projects, under-utilization of consultants, reduced operating margins and loss of market share. Declines in our revenues can have a significant impact on our financial results. Although we have a flexible cost base comprised primarily of employee and related costs, there is a lag in time required to scale the business appropriately if revenues are reduced. In addition, our future revenues and operating results may fluctuate from quarter to quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, consultant utilization rates, general economic conditions and other factors.

We focus on our liquidity position and made significant progress in the first half of 2011. Cash and cash equivalents increased by $4.8 million over the twenty-six weeks ended July 2, 2011 as a result of our sale of $5.9 million of long-term investments in auction rate securities, along with improvement in our working capital position, offset by net losses. Cash flows used in operating activities were $704,000 during the twenty-six weeks ended July 2, 2011 compared to cash flows provided by operating activities of $342,000 during the twenty-six weeks ended July 3, 2010.

At July 2, 2011, we had working capital of approximately $21.0 million.  Working capital increased by $4.9 million from January 1, 2011 primarily due to the liquidation of auction rate securities of $5.9 million.

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

Marketable Securities — Non-current investments, which consist of auction rate securities, are accounted for under the provisions of FASB ASC 320, "Investments-Debt and Equity Securities." Management evaluates the appropriate classification of marketable securities at each balance sheet date. These investments are reported at fair value, as measured pursuant to FASB ASC 820, "Fair Value Measurements and Disclosures." For those securities considered to be "available-for-sale," any temporary unrealized gains and losses are included as a separate component of stockholders' equity, net of applicable taxes. For those securities considered to be "trading," any unrealized gains and losses are included in the Condensed Consolidated Statements of Operations and Comprehensive Loss, net of applicable taxes. Additionally, realized gains and losses, changes in value judged to be other-than-temporary, interest and dividends are also included in the Condensed Consolidated Statements of Operations and Comprehensive Loss, net of applicable taxes.

On April 27, 2011, the Company sold 100% of its Education Funding Capital Education Loan Backed Notes with a par value of $6.3 million.  As such there are no remaining non-current investments included in the July 2, 2011 Condensed Consolidated Balance Sheet.  As of January 1, 2011, $5.9 million ($6.3 million par value) is reflected as a non-current asset on our Condensed Consolidated Balance Sheet and classified as available-for-sale investments.

Prior to January 1, 2011, due to the lack of observable market quotes on our auction rate securities portfolio, we utilized valuation models that rely exclusively on Level 3 inputs as defined in FASB ASC 820 including those that are based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity.. The valuation of our auction rate securities portfolio was subject to uncertainties that were difficult to predict. Factors that may impact our valuation included changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.

Impairment of Goodwill and Long-lived Assets — As of July 2, 2011, we had $8.1 million in goodwill and $71,000 in long-lived intangible assets, net of accumulated amortization. Goodwill arising from our acquisitions is subjected to periodic review for impairment. FASB ASC 350 "Intangibles-Goodwill and Other" requires an evaluation of these indefinite-lived assets annually and whenever events or circumstances indicate that such assets may be impaired. The evaluation is conducted at the reporting unit level and compares the calculated fair value of the reporting unit to its book value to determine whether impairment has been deemed to occur. Any impairment charge would be based on the most recent estimates of the recoverability of the recorded goodwill. If the remaining book value assigned to goodwill in an acquisition is higher than the estimated fair value of the reporting unit, there is a requirement to write down these assets.

Fair value of our reporting units is determined using the income approach. The income approach uses a reporting unit's projection of estimated cash flows discounted using a weighted-average cost of capital analysis that reflects current market conditions. We also consider the market approach to valuing our reporting units, however due to the lack of comparable industry publicly available transaction data, we concluded that a market approach will not adequately reflect our specific reporting unit operations. While the market approach is typically not expressly utilized, we do compare the results of our overall enterprise valuation to our market capitalization. Significant management judgments related to the income approach include:

•
Anticipated future cash flows and terminal value for each reporting unit — The income approach to determining fair value relies on the timing and estimates of future cash flows, including an estimate of terminal value. The projections use management's estimates of economic and market conditions over the projected period including growth rates in revenues and estimates of expected changes in operating margins. Our projections of future cash flows are subject to change as actual results are achieved that differ from those anticipated. Because management frequently updates its projections, we would expect to identify on a timely basis any significant differences between actual results and recent estimates.

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

In accordance with FASB ASC 360, "Property, Plant and Equipment," we use our best estimates based upon reasonable and supportable assumptions and projections to review for impairment of finite-lived assets and finite-lived identifiable intangibles to be held and used whenever events or changes in circumstances indicate that the carrying amount of our assets might not be recoverable.

Revenue Recognition — We recognize revenues from time and materials consulting contracts in the period in which our services are performed. We recognized $7.2 million and $6.4 million in revenues from time and materials contracts during the thirteen weeks ended July 2, 2011 and July 3, 2010, respectively.  We recognized $15.3 million and $12.7 million in revenues from time and materials contracts during the twenty-six weeks ended July 2, 2011 and July 3, 2010, respectively In addition to time and materials contracts, our other types of contracts include fixed fee contracts and contingent fee contracts. During the thirteen weeks ended June 2, 2011 and July 3, 2010, we recognized $9.9 million and $10.6 million in revenues on these other types of contracts, respectively.  We recognized $18.8 million and $21.7 million in revenues from these other types of contracts during the twenty-six weeks ended July 2, 2011 and July 3, 2010, respectively. We recognize revenues on milestone or deliverables-based fixed fee contracts and time and materials contracts not to exceed contract price using the percentage of completion-like method described by FASB ASC 605-35, "Revenue Recognition — Construction-Type and Production-Type Contracts" For fixed fee contracts where services are not based on providing deliverables or achieving milestones, we recognize revenues on a straight-line basis over the period during which such services are expected to be performed. In connection with some fixed fee contracts, we receive payments from customers that exceed recognized revenues. We record the excess of receipts from customers over recognized revenue as deferred revenue. Deferred revenue is classified as a current liability to the extent it is expected to be earned within twelve months from the date of the balance sheet.

We also develop, install and support customer software in addition to our traditional consulting services. We recognize revenues in connection with our software sales agreements utilizing the percentage of completion method prescribed by FASB ASC 605-35. These agreements include software right-to-use licenses ("RTU's") and related customization and implementation services. Due to the long-term nature of software implementation and the extensive software customization based on normal customer specific requirements, both the RTU and implementation services are treated as a single element for revenue recognition purposes.

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

In addition to the professional services related to the customization and implementation of software, we also provide post-contract support ("PCS") services, including technical support and maintenance services. For those contracts that include PCS service arrangements which are not essential to the functionality of the software solution, we separate the FASB ASC 605-35 software services and PCS services utilizing the multiple-element arrangement model prescribed by FASB ASC 605-25, "Revenue Recognition — Multiple-Element Arrangements " FASB ASC 605-25 addresses the accounting treatment for an arrangement to provide the delivery or performance of multiple products and/or services where the delivery of a product or system or performance of services may occur at different points in time or over different periods of time. We utilize FASB ASC 605-25 to separate the PCS service elements and allocate total contract consideration to the contract elements based on the relative fair value of those elements utilizing PCS renewal terms as evidence of fair value. Revenues from PCS services are recognized ratably on a straight-line basis over the term of the support and maintenance agreement.

We also may enter into contingent fee contracts, in which revenue is subject to achievement of savings or other agreed upon results, rather than time spent. Due to the nature of contingent fee contracts, we recognize costs as they are incurred on the project and defer revenue recognition until the revenue is realizable and earned as agreed to by our clients. Although these contracts can be very rewarding, the profitability of these contracts is dependent on our ability to deliver results for our clients and control the cost of providing these services. These types of contracts are typically more results-oriented and are subject to greater risk associated with revenue recognition and overall project profitability than traditional time and materials contracts. Revenues associated with contingent fee contracts were not material during the thirteen or twenty-six week periods ended July 2, 2011 or July 3, 2010.

Accounting for Income Taxes — Accounting for income taxes requires significant estimates and judgments on the part of management. Such estimates and judgments include, but are not limited to, the effective tax rate anticipated to apply to tax differences that are expected to reverse in the future, the sufficiency of taxable income in future periods to realize the benefits of net deferred tax assets and net operating losses currently recorded and the likelihood that tax positions taken in tax returns will be sustained on audit. We account for income taxes in accordance with FASB ASC 740 "Income Taxes." As required by FASB ASC 740, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. FASB ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of July 2, 2011, cumulative valuation allowances in the amount of $33.9 million were recorded in connection with the net deferred income tax assets. As required by FASB ASC 740, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the guidance. Pursuant to FASB ASC 740, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As of July 2, 2011, we have recorded a liability of approximately $199,000 for unrecognized tax benefits.

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

International operations have become a significant part of our business. As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We utilize a "cost plus fixed margin" transfer pricing methodology as it relates to inter-company charges for headquarters support services performed by our domestic entities on behalf of various foreign affiliates. The judgments and estimates used are subject to challenge by domestic and foreign taxing authorities. It is possible that such authorities could challenge those judgments and estimates and draw conclusions that would cause us to incur liabilities in excess of those currently recorded. We use an estimate of our annual effective tax rate at each interim period based upon the facts and circumstances available at that time, while the actual annual effective tax rate is calculated at year-end. Changes in the geographical mix or estimated amount of annual pre-tax income could impact our overall effective tax rate.

Research and Development and Software Development Costs — Software development costs are accounted for in accordance with FASB ASC 985-20, "Software — Costs of Software to Be Sold, Leased, or Marketed." Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. We capitalize development costs incurred during the period between the establishment of technological feasibility and the release of the final product to customers. During the thirteen weeks ended July 2, 2011 and July 3, 2010, software development costs of $140,000 and $184,000, respectively, were expensed as incurred. During the twenty-six weeks ended July 2, 2011 and July 3, 2010, software development costs of $284,000 and $323,000, respectively, were expensed as incurred.  No software development costs were capitalized during the thirteen or twenty-six weeks ended July 2, 2011 or July 3, 2010.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED JULY 2, 2011 COMPARED TO THIRTEEN WEEKS ENDED JULY 3, 2010

REVENUES

Revenues increased 1.0% to $17.1 million for the thirteen weeks ended July 2, 2011 from $17.0 million for the thirteen weeks ended July 3, 2010.   Although the overall change in consolidated revenues was minimal; the mix of license revenue, strategy engagements and segment allocation resulted in larger fluctuations in revenue when comparing the results of our segments, as discussed below.

North America Segment — North America segment revenues decreased 0.7% to $13.2 million for the thirteen weeks ended July 2, 2011 from $13.3 million for the thirteen weeks ended July 3, 2010. During the thirteen weeks ended July 2, 2011, the North America segment provided services on 90 customer projects, compared to 79 projects performed in the thirteen weeks ended July 3, 2010. Average revenue per project was $147,000 in the thirteen weeks ended July 2, 2011, compared to $169,000 in the thirteen weeks ended July 3, 2010. Revenues recognized in connection with fixed price engagements totaled $7.7 million and $8.2 million, representing 58.0% and 61.5% of total revenues of the segment, for the thirteen weeks ended July 2, 2011 and July 3, 2010, respectively. Revenues from software licensing and related implementation fees during the thirteen weeks ended July 2, 2011 were $471,000. There were no revenues from software licensing arrangements during the thirteen weeks ended July 3, 2010.

EMEA Segment— EMEA segment revenues increased by 7.4% to $3.9 million for the thirteen weeks ended July 2, 2011 from $3.6 million for the thirteen weeks ended July 3, 2010. During the thirteen weeks ended July 2, 2011 and July 3, 2010, this segment provided services on 62 and 92 customer projects, respectively.   Average revenue per project was approximately $51,000 and $33,000, respectively, for the thirteen weeks ended July 2, 2011 and July 3, 2010. Revenues from post-contract software related support services were approximately $721,000 and $631,000 for the thirteen weeks ended July 2, 2011 and July 3, 2010, respectively. There were no revenues from software licensing during the thirteen weeks ended July 2, 2011 and July 3, 2010.

COSTS OF SERVICES

Costs of services increased 0.4% to $10.4 million for the thirteen weeks ended July 2, 2011 from $10.3 million for the thirteen weeks ended July 3, 2010. Our gross margin was 39.4% for the thirteen weeks ended July 2, 2011 compared to 39.1% for the thirteen weeks ended July 3, 2010. Our North America segment gross margin was 43.2% for the thirteen weeks ended July 2, 2011 compared to 40.8% for the thirteen weeks ended July 3, 2010. The increase in gross margin in the second quarter of 2011 as compared to the same period of 2010 in our North America segment is primarily due to added license revenue and reduced volume discounts with clients, partially offset by lower volumes of higher margin strategy engagements.  Our EMEA segment gross margin was 27.0% for the thirteen weeks ended July 2, 2011, compared to 33.1% for the thirteen weeks ended July 3, 2010. Margin decreases in the EMEA segment are primarily related to losses incurred on one Ascertain software installation.  Costs of services in the EMEA segment included amortization of intangible assets of $140,000 for the thirteen weeks ended July 3, 2010 related to acquired software.  There was no amortization of intangible assets included in cost of services during the thirteen weeks ended July 2, 2011.

OPERATING EXPENSES

Operating expenses increased 4.0% to $7.4 million for the thirteen weeks ended July 2, 2011, from $7.2 million for the thirteen weeks ended July 3, 2010. Operating expenses for both periods included selling, general and administrative expenses and intangible asset amortization.

Selling, general and administrative expenses increased to $7.2 million for the thirteen weeks ended July 2, 2011, compared to $6.8 million for the thirteen weeks ended July 3, 2010.   The increase in selling, general and administrative expenses for the thirteen weeks ended July 2, 2011 consisted primarily of an increase of $373,000 in severance costs to $503,000 when compared to $130,000 for the thirteen weeks ended July 3, 2010.

Intangible asset amortization decreased by $145,000 to $213,000 for the thirteen weeks ended July 2, 2011, compared to $358,000 for the thirteen weeks ended July 3, 2010.  The decrease in amortization expense was primarily due to the completion of amortization of some intangibles recorded in connection with acquisitions.

OTHER INCOME AND EXPENSES

Interest income was $11,000 and $44,000 for the thirteen weeks ended July 2, 2011 and July 3, 2010, respectively, and represented interest earned on invested balances. Interest income decreased for the thirteen weeks ended July 2, 2011 as compared to the thirteen weeks ended July 3, 2010 due primarily to reductions in invested balances.  Subsequent to April 27, 2011 and as of July 2, 2011, our holdings consist primarily of money market funds.   For the thirteen weeks ended July 2, 2011, other income (expense) included $312,000 of realized losses on the sale of auction rate securities.  For the thirteen weeks ended July 3, 2010, other income includes $232,000 in realized holding gains for auction rate securities classified as trading securities, offset by realized losses on our ARS Rights of $202,000.

INCOME TAXES

During the thirteen weeks ended July 2, 2011 and July 3, 2010, we recorded income tax provisions of $30,000 and $42,000, respectively. The income tax provisions for the thirteen weeks ended July 2, 2011 and July 3, 2010 are primarily due to deferred taxes recognized on intangibles amortized for income tax purposes but not for financial reporting purposes. For the thirteen weeks ended July 2, 2011 and July 3, 2010, we recorded no income tax benefit related to our domestic and international pre-tax losses in accordance with the provisions of FASB ASC 740, "Income Taxes", which requires an estimation of our ability to use recorded deferred income tax assets. We currently have recorded a valuation allowance against all domestic and international deferred income tax assets generated due to uncertainty about their ultimate realization due to our history of operating losses. If we continue to report net operating losses for financial reporting in either our domestic or international operations, no additional tax benefit would be recognized for those losses, since we will not have accumulated enough positive evidence to support our ability to utilize the net operating loss carry-forwards in the future.

NET LOSS

We had a net loss of $1.0 million for the thirteen weeks ended July 2, 2011 compared to a net loss of $497,000 for the thirteen weeks ended July 3, 2010. For the thirteen weeks ended July 2, 2011, the net loss included a realized loss of $312,000 on the sale of our remaining auction rate securities, along with $503,000 of severance and transition charges previously discussed.

TWENTY-SIX WEEKS ENDED JULY 2, 2011 COMPARED TO TWENTY-SIX WEEKS ENDED JULY 3, 2010

REVENUES

Revenues decreased 1.0% to $34.1 million for the twenty-six weeks ended July 2, 2011 from $34.4 million for the twenty-six weeks ended July 3, 2010.   Although the overall change in revenues was minimal, the mix of license revenue, strategy engagements and segment allocation resulted in larger fluctuations in revenue when comparing the results of our segments, as discussed below.

North America Segment — North America segment revenues decreased 0.5% to $26.3 million for the twenty-six weeks ended July 2, 2011 from $26.4 million for the twenty-six weeks ended July 3, 2010.   During the twenty-six weeks ended July 2, 2011, the North America segment provided services on 115 customer projects, compared to 117 projects performed in the twenty-six weeks ended July 3, 2010. Average revenue per project was $229,000 in the twenty-six weeks ended July 2, 2011, compared to $226,000 in the twenty-six weeks ended July 3, 2010.   There was a greater mix of strategy engagements in the 2010 period when compared to 2011.   Revenues recognized in connection with fixed price engagements totaled $14.5 million and $16.9 million, representing 55.1% and 63.8% of total revenues of the segment, for the twenty-six weeks ended July 2, 2011 and July 3, 2010, respectively. Revenues from software licensing and related implementation fees during the twenty-six weeks ended July 2, 2011 were $679,000. There were no revenues from software licensing arrangements during the twenty-six weeks ended July 3, 2010.

EMEA Segment— EMEA segment revenues decreased by 2.8% to $7.8 million for the twenty-six weeks ended July 2, 2011 from $8.0 million for the twenty-six weeks ended July 3, 2010. All revenues were generated internationally. During the twenty-six weeks ended July 2, 2011 and July 3, 2010, this segment provided services on 93 and 135 customer projects, respectively.  Average revenue per project was approximately $68,000 and $50,000, respectively, for the twenty-six weeks ended July 2, 2011 and July 3, 2010. Revenues from post-contract software related support services were approximately $1.4 million and $1.3 million for the twenty-six weeks ended July 2, 2011 and July 3, 2010, respectively. There were no revenues from software licensing during the twenty-six weeks ended July 2, 2011 and July 3, 2010.

COSTS OF SERVICES

Costs of services decreased 1.0% to $21.0 million for the twenty-six weeks ended July 2, 2011 from $21.2 million for the twenty-six weeks ended July 3, 2010. Our gross margin was 38.4% for the twenty-six weeks ended July 2, 2011 compared to 38.5% for the twenty-six weeks ended July 3, 2010. Our North America segment gross margin was 40.4% for the twenty-six weeks ended July 2, 2011 compared to 40.5% for the twenty-six weeks ended July 3, 2010. The decrease in gross margin in the first two quarters of 2011 as compared to the same period of 2010 in our North America segment is primarily due to a decrease in strategy engagements resulting in lower utilization of our fixed employee consulting base. Our EMEA segment gross margin was 31.7% for the twenty-six weeks ended July 2, 2011, compared to 31.8% for the twenty-six weeks ended July 3, 2010. Costs of services in the EMEA segment included amortization of intangible assets of $286,000 for the twenty-six weeks ended July 3, 2010 related to acquired software.  There was no amortization of intangible assets included in cost of services during the twenty-six weeks ended July 2, 2011.

OPERATING EXPENSES

Operating expenses increased 2.5% to $14.9 million for the twenty-six weeks ended July 2, 2011, from $14.6 million for the twenty-six weeks ended July 3, 2010. Operating expenses for both periods included selling, general and administrative expenses and intangible asset amortization.

Selling, general and administrative expenses increased to $14.5 million for the twenty-six weeks ended July 2, 2011, compared to $13.9 million for the twenty-six weeks ended July 3, 2010. The increase in selling, general, and administrative expenses for the twenty-six weeks ended July 2, 2011 was primarily due to higher salary and other personnel related costs, directly impacted by utilization and severance costs.

Intangible asset amortization decreased by $296,000 to $425,000 for the twenty-six weeks ended July 2, 2011, compared to $721,000 for the twenty-six weeks ended July 3, 2010.  The decrease in amortization expense was primarily due to the completion of amortization of some intangibles recorded in connection with acquisitions.

OTHER INCOME AND EXPENSES

Interest income was $48,000 and $108,000 for the twenty-six weeks ended July 2, 2011 and July 3, 2010, respectively, and represented interest earned on invested balances. Interest income decreased for the twenty-six weeks ended July 2, 2011 as compared to the twenty-six weeks ended July 3, 2010 due primarily to reductions in invested balances.  Subsequent to April 27, 2011 and as of July 2, 2011, our holdings consist primarily of money market funds. For the twenty-six weeks ended July 2, 2011, other income (expense) includes $312,000 of realized losses from the sale of auction rate securities compared with net realized gains of $56,000 on the sale of auction rate securities during the twenty-six weeks ended July 3, 2010.

INCOME TAXES

During the twenty-six weeks ended July 2, 2011 and July 3, 2010, we recorded income tax provisions of $60,000 and $49,000, respectively. The income tax provisions for the twenty-six weeks ended July 2, 2011 and July 3, 2010 are primarily due to deferred taxes recognized on intangibles amortized for income tax purposes but not for financial reporting purposes. For the twenty-six weeks ended July 2, 2011 and July 3, 2010, we recorded no income tax benefit related to our domestic and international pre-tax losses in accordance with the provisions of FASB ASC 740, "Income Taxes", which requires an estimation of our ability to use recorded deferred income tax assets. We currently have recorded a valuation allowance against all domestic and international deferred income tax assets generated due to uncertainty about their ultimate realization due to our history of operating losses. If we continue to report net operating losses for financial reporting in either our domestic or international operations, no additional tax benefit would be recognized for those losses, since we will not have accumulated enough positive evidence to support our ability to utilize the net operating loss carry-forwards in the future.

NET LOSS

We had a net loss of $2.2 million for the twenty-six weeks ended July 2, 2011 compared to a net loss of $1.3 million for the twenty-six weeks ended July 3, 2010. The increase in net loss is attributable to both a decrease in revenues and related gross profit along with added operating expenses as previously discussed.

STATEMENT REGARDING NON-GAAP FINANCIAL MEASUREMENT

In addition to net loss and net loss per share on a GAAP basis, our management uses a non-GAAP financial measure, "Non-GAAP adjusted net income or loss," in its evaluation of our performance, particularly when comparing performance to the prior year's period and on a sequential basis. This non-GAAP measure contains certain non-GAAP adjustments which are described in the following schedule entitled "Reconciliation of GAAP Net Loss to Non-GAAP Adjusted Net Income (Loss)." In making these non-GAAP adjustments, we take into account certain non-cash expenses and benefits, including tax effects as applicable, and the impact of certain items that are generally not expected to be on-going in nature or that are unrelated to our core operations. Management believes the exclusion of these items provides a useful basis for evaluating underlying business performance, but should not be considered in isolation and is not in accordance with, or a substitute for, evaluating our performance utilizing GAAP financial information. We believe that providing such adjusted results allows investors and other users of our financial statements to better understand our comparative operating performance for the periods presented. Our non-GAAP measure may differ from similar measures by other companies, even if similar terms are used to identify such measures. Although management believes the non-GAAP financial measure is useful in evaluating the performance of our business, we acknowledge that items excluded from such measure have a material impact on our net loss and net loss per share calculated in accordance with GAAP. Therefore, management uses non-GAAP measures in conjunction with GAAP results. Investors and other users of our financial information should also consider the above factors when evaluating our results.

THE MANAGEMENT NETWORK GROUP, INC.
RECONCILIATION OF GAAP NET LOSS TO NON-GAAP ADJUSTED NET INCOME (LOSS)
(unaudited)
(in thousands, except per share data)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010

Reconciliation of GAAP net loss to non-GAAP adjusted net income (loss):
GAAP net loss	$(1,028)	$(497)	$(2,211)	$(1,250)

Realized (gain) loss on auction rate securities	312	(30)	312	(56)
Depreciation and amortization	438	688	858	1,393
Non-cash share based compensation expense	61	84	101	197
Tax effect of applicable non-GAAP adjustments	30	34	60	68
Adjustments to GAAP net loss	841	776	1,331	1,602

Non-GAAP adjusted net income (loss)	$(187)	$279	$(880)	$352

Reconciliation of GAAP net loss per diluted common share to non-GAAP adjusted net income (loss) per diluted common share:
GAAP net loss per diluted common share	$(0.15)	$(0.07)	$(0.31)	$(0.18)

Realized (gain) loss on auction rate securities	0.04	(0.00)	0.05	(0.01)
Depreciation and amortization	0.06	0.10	0.12	0.20
Non-cash share based compensation expense	0.01	0.01	0.01	0.03
Tax effect of applicable non-GAAP adjustments	0.01	0.00	0.01	0.01
Adjustments to GAAP net loss per diluted common share	0.12	0.11	0.19	0.23

Non-GAAP adjusted net income (loss) per diluted common share	$(0.03)	$0.04	$(0.12)	$0.05

Weighted average shares used in calculation of diluted net income (loss) per common share	7,081	7,038	7,077	7,033

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $704,000 for the twenty-six weeks ended July 2, 2011. Net cash provided by operating activities was $342,000 for the twenty-six weeks ended July 3, 2010. During both periods, cash flows used in or provided by operating activities was primarily due to the results of operations (after adding back non-cash items to our net loss).

Net cash provided by investing activities was $5.5 million and $5.2 million for the twenty-six weeks ended July 2, 2011 and July 3, 2010, respectively. Investing activities for the twenty-six weeks ended July 2, 2011 and July 3, 2010 included proceeds from the sale of investments of $5.9 million and $5.5 million, respectively, and payments related to the purchase of office equipment, software and computer equipment.

Net cash used in financing activities was $43,000 and $3.1 million for the twenty-six weeks ended July 2, 2011 and July 3, 2010, respectively. Financing activities included $2.8 million in net repayments of a line of credit during the twenty-six weeks ended July 3, 2010. In addition, in both periods cash was used to make payments on long term obligations.

At July 2, 2011, we had approximately $11.6 million in cash and cash equivalents ($2.3 million of which was denominated in pounds sterling) and $21.0 million in net working capital. We believe we have sufficient cash to meet anticipated cash requirements, including anticipated capital expenditures for at least the next 12 months. Should our cash and short-term investments prove insufficient we may need to obtain new debt or equity financing to support our operations or complete acquisitions. In recent years, credit and capital markets have experienced unusual volatility and disruption. If we need to obtain new debt or equity financing to support our operations or complete acquisitions in the future, we may be unable to obtain debt or equity financing on reasonable terms. We have established a flexible model that provides a lower fixed cost structure than most consulting firms, enabling us to scale operating cost structures more quickly based on market conditions, although there is a lag in time required to scale the business appropriately if revenues are reduced. Our strong balance sheet has enabled us to make acquisitions and related investments in intellectual property and businesses we believe are enabling us to capitalize on the current transformation of the industry; however, if demand for our consulting services is reduced and we experience negative cash flow, we could experience liquidity challenges at some point in the future.

FINANCIAL COMMITMENTS

During fiscal year 2009, we entered into an agreement under which we have a commitment to purchase a minimum of $401,000 in computer software over a three year period. As of July 2, 2011, we have an obligation of $89,000 remaining under this commitment.

During fiscal year 2010, we entered into an agreement to purchase telecommunications equipment in the amount of $99,000 over a three year period. As of July 2, 2011, we have an obligation of $80,000 remaining under this commitment.

On March 10, 2011, the independent members of our Board of Directors approved an executive incentive compensation plan for fiscal year 2011 (the "Plan"). The Plan establishes a cash bonus pool (the "Pool") for our principal executive officer, president and chief operating officer, and principal financial officer if we meet or exceed a non-GAAP EBITDA target (as defined) of $2,750,000 for fiscal year 2011. The calculation of the Non-GAAP EBITDA target excludes non-cash charges (e.g., share-based compensation expense, etc.) and may exclude extraordinary one-time items to the extent determined to be appropriate by the Compensation Committee. Non-GAAP EBITDA differs from non-GAAP net income due to the exclusion of our income tax provision and other income, net. The amount available for payment from the Pool ("Payout Amount") shall be a specified lump sum amount at certain thresholds of 2011 Non-GAAP EBITDA (as reduced by the Payout Amount) per the following schedule:

Non-GAAP EBITDA (Post Bonus) Exceeds	Payout Amount
$2,750,000	$450,000
$3,025,000	$575,000
$3,330,000	$700,000
$3,630,000	$770,000
$3,970,000	$830,000
$4,310,000	$890,000

In no event will the Payout Amount exceed $890,000. The allocation of the Payout Amount, if any, among our eligible executive management will be determined by our Compensation Committee and/or independent directors at a later date.  The Plan is filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2011.

TRANSACTIONS WITH RELATED PARTIES

During the twenty-six weeks ended July 3, 2010, we incurred immaterial legal fees for services provided by Bingham McCutchen, LLP, a law firm in which a member of our Board of Directors, Andrew Lipman, owns an equity interest. Our Board of Directors has affirmatively determined that such payments do not constitute a material relationship between the director and the Company and concluded the director is independent as defined by the NASDAQ corporate governance rules. All payments were made within the limitations set forth by NASDAQ Rules as to the qualifications of an independent director.

As of July 2, 2011, there is one outstanding line of credit between the Company and its Chief Executive Officer, Richard P. Nespola, which originated in fiscal year 2001. Aggregate borrowings outstanding against the line of credit at July 2, 2011 totaled $300,000.  The outstanding principal amount of the borrowings matures on August 17, 2011, and an event of default will occur if such amount is not paid on or prior to October 16, 2011. This amount is included in Prepaid and Other Current Assets in the current assets section of the Condensed Consolidated Balance Sheets as of July 2, 2011 and January 1, 2011. Under the line of credit agreement, Mr. Nespola may at his election transfer shares of common stock of the Company owned by him to the Company in payment of principal and/or interest under the line of credit. In addition, the independent directors on the Board of Directors may require Mr. Nespola to pledge additional shares of common stock of the Company having a value as determined under the line of credit agreement equal to the outstanding principal and interest as collateral. A copy of the line of credit agreement and the related revolving note and stock pledge documents are filed as Exhibits 10.31, 10.32 and 10.33 to this Form l0-Q.

The line of credit agreement provides for the mandatory forgiveness of all outstanding borrowings upon each of the following events: (a) termination without cause of Mr. Nespola's employment; (b) Mr. Nespola's death or disability; and (c) a change of control of the Company, as defined therein. Pursuant to the line of credit agreement, the Board of Directors has the discretion to forgive all or a portion of the principal balance at any time. Upon any forgiveness of the loan, the Company is obligated to pay Mr. Nespola a "gross-up payment" to offset any additional taxes Mr. Nespola incurs as a result of the loan forgiveness.

In accordance with the loan provisions, the interest rate charged on the loan is equal to the Applicable Federal Rate (AFR), as announced by the Internal Revenue Service, for short-term obligations (with annual compounding) in effect for the month in which the advance is made, until fully paid. Pursuant to the Sarbanes-Oxley Act, no further loan agreements or draws against the line may be made by the Company to, or arranged by the Company for its executive officers. Interest payments on this loan are current as of July 2, 2011.

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

A review and evaluation was performed by our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of July 2, 2011.

There were no changes in our internal control over financial reporting during the fiscal quarter ended July 2, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We have not been subject to any material new litigation since the filing on March 31, 2010 of our Annual Report on Form 10-K for the year ended January 1, 2011.

ITEM 1A.	RISK FACTORS

Not applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit 10.31.	Line of Credit Agreement dated August 18, 2001 between The Management Network Group, Inc. and Richard P. Nespola.

Exhibit 10.32.	Revolving Note dated August 18, 2001 between The Management Network Group, Inc. and Richard P. Nespola.

Exhibit 10.33.	Stock Pledge Agreement dated August 18, 2001 by Richard P. Nespola in favor of The Management Network Group, Inc.

Exhibit 31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.	Certifications furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.
101.INS XBRL Instance Document
101.SCH XBRL Taxonomy Extension Schema
101.CAL XBRL Taxonomy Extension Calculation Linkbase
101.DEF XBRL Taxonomy Extension Definition Linkbase
101.LAB XBRL Taxonomy Extension Label Linkbase
101.PRE XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Management Network Group, Inc.
(Registrant)

Date: August 15, 2011	By	/s/ Richard P. Nespola
(Signature)
Richard P. Nespola
Chairman and Chief Executive Officer
(Principal executive officer)

Date: August 15, 2011	By	/s/ Donald E. Klumb
(Signature)
Donald E. Klumb
Chief Financial Officer and Treasurer
(Principal financial officer and principal
accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

Exhibit 10.31.	Line of Credit Agreement dated August 18, 2001 between The Management Network Group, Inc. and Richard P. Nespola.

Exhibit 10.32.	Revolving Note dated August 18, 2001 between The Management Network Group, Inc. and Richard P. Nespola.

Exhibit 10.33.	Stock Pledge Agreement dated August 18, 2001 by Richard P. Nespola in favor of The Management Network Group, Inc.

Exhibit 31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.	Certifications furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.
101.INS XBRL Instance Document
101.SCH XBRL Taxonomy Extension Schema
101.CAL XBRL Taxonomy Extension Calculation Linkbase
101.DEF XBRL Taxonomy Extension Definition Linkbase
101.LAB XBRL Taxonomy Extension Label Linkbase
101.PRE XBRL Taxonomy Extension Presentation Linkbase