Form 10-Q
period 2011-10-01
MANAGEMENT NETWORK GROUP INC
filed 2011-11-15
CIK 1094814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 1, 2011

or

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

As of November 11, 2011, TMNG had outstanding 7,093,872 shares of common stock.

THE MANAGEMENT NETWORK GROUP, INC. INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE MANAGEMENT NETWORK GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(unaudited)

	October 1,	January 1,
	2011	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,142	$6,786
Accounts receivable, net	16,252	16,531
Prepaid and other current assets	900	1,173
Total current assets	27,294	24,490
NONCURRENT ASSETS:
Property and equipment, net	1,785	1,983
Goodwill and intangible assets, net	8,030	8,489
Noncurrent investments	-	5,926
Other assets	204	207
Total Assets	$37,313	$41,095

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$1,243	$995
Accrued payroll, bonuses and related expenses	4,119	5,087
Deferred revenue	368	860
Other accrued liabilities	1,367	1,453
Total current liabilities	7,097	8,395

NONCURRENT LIABILITIES:
Deferred income tax liabilities	336	246
Other noncurrent liabilities	697	737
Total noncurrent liabilities	1,033	983

Commitments and contingencies (Note 9)

Total stockholders’ equity	29,183	31,717
Total Liabilities and Stockholders’ Equity	$37,313	$41,095

See notes to unaudited condensed consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)

(unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
Revenues	$15,472	$16,384	$49,542	$50,814
Cost of services	9,925	10,171	30,927	31,356
Gross Profit	5,547	6,213	18,615	19,458
Operating Expenses:
Selling, general and administrative	6,261	6,558	20,776	20,433
Intangible asset amortization	71	340	496	1,061
Total operating expenses	6,332	6,898	21,272	21,494
Loss from operations	(785)	(685)	(2,657)	(2,036)
Other income (expense)	10	-	(269)	150
Loss before income taxes	(775)	(685)	(2,926)	(1,886)
Income tax provision	(30)	(38)	(90)	(87)
Net loss	(805)	(723)	(3,016)	(1,973)
Other comprehensive income (loss):
Foreign currency translation adjustment	(354)	443	36	(374)
Unrealized gain on marketable securities	-	49	324	50
Comprehensive loss	$(1,159)	$(231)	$(2,656)	$(2,297)

Loss per common share
Basic and diluted	$(0.11)	$(0.10)	$(0.43)	$(0.28)

Weighted average shares used in calculation of net loss per basic and diluted common share	7,085	7,062	7,079	7,043

See notes to unaudited condensed consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	For the Thirty-nine Weeks Ended
	October 1,	October 2,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,016)	$(1,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,143	2,076
Share-based compensation	104	258
Deferred income taxes	90	98
Realized losses (gains) on investments	312	(6)
Other	-	(22)
Other changes in operating assets and liabilities:
Accounts receivable, net	328	(169)
Prepaid and other assets	284	163
Trade accounts payable	254	157
Deferred revenue	(492)	(658)
Accrued liabilities	(936)	(434)

Net cash used in operating activities	(1,929)	(510)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investments	5,938	6,450
Acquisition of property and equipment	(566)	(543)

Net cash provided by investing activities	5,372	5,907

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	2,625	880
Payments on line of credit	(2,625)	(3,680)
Payments made on long-term obligations	(61)	(531)
Issuance of common stock through employee stock purchase plan	18	23

Net cash used in financing activities	(43)	(3,308)

Effect of exchange rate on cash and cash equivalents	(44)	(119)

Net increase in cash and cash equivalents	3,356	1,970
Cash and cash equivalents, beginning of period	6,786	6,301
Cash and cash equivalents, end of period	$10,142	$8,271

Supplemental disclosure of non-cash investing and and financing transactions
Acquisition of business: Common Stock	$-	$53
Acquisition of business: Consideration Payable	$-	$344
Accrued property and equipment additions	$154	$323

See notes to unaudited condensed consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Reporting

The condensed consolidated financial statements and accompanying notes of The Management Network Group, Inc. and its subsidiaries (“TMNG,” “TMNG Global,” “we,” “us,” “our,” or the “Company”) as of October 1, 2011, and for the thirteen and thirty-nine weeks ended October 1, 2011 and October 2, 2010 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the Company’s condensed consolidated financial position, results of operations, and cash flows as of these dates and for the periods presented. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Consequently, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements nor those normally made in the Company’s annual report on Form 10-K. Accordingly, reference should be made to the Company’s annual consolidated financial statements and notes thereto for the fiscal year ended January 1, 2011, included in the 2010 Annual Report on Form 10-K (“2010 Form 10-K”) for additional disclosures, including a summary of the Company’s accounting policies. The Condensed Consolidated Balance Sheet as of January 1, 2011 has been derived from the audited Consolidated Balance Sheet at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Company has evaluated subsequent events for recognition or disclosure through the date these unaudited consolidated financial statements were issued.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.  In the opinion of management of the Company, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation of the financial statements have been included. The results of operations for the thirteen and thirty-nine weeks ended October 1, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

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

The Company may also enter into contingent fee contracts, in which revenue is subject to achievement of savings or other agreed upon results, rather than time spent. Due to the nature of contingent fee contracts, the Company recognizes costs as they are incurred on the project and defers revenue recognition until the revenue is realizable and earned as agreed to by its clients. Although these contracts can be very rewarding, the profitability of these contracts is dependent on the Company's ability to deliver results for its clients and control the cost of providing these services. These types of contracts are typically more results-oriented and are subject to greater risk associated with revenue recognition and overall project profitability than traditional time and materials contracts.  Revenues associated with contingent fee contracts were not material during the thirteen and thirty-nine weeks ended October 1, 2011 and October 2, 2010.

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

Research and Development and Software Development Costs — During the thirteen and thirty-nine weeks ended October 1, 2011, software development costs of $142,000 and $427,000, respectively, were expensed as incurred.  During the thirteen and thirty-nine weeks ended October 2, 2010, software development costs of $116,000 and $439,000, respectively, were expensed as incurred.  No software development costs were capitalized during the thirteen and thirty-nine weeks ended October 1, 2011 and October 2, 2010.

Foreign Currency Transactions and Translation — TMNG Europe Ltd., Cartesian Ltd. (“Cartesian”) and the international operations of Cambridge Strategic Management Group, Inc. conduct business primarily denominated in their respective local currency, which is their functional currency. Assets and liabilities have been translated to U.S. dollars at the period-end exchange rate. Revenues and expenses have been translated at exchange rates which approximate the average of the rates prevailing during each period. Translation adjustments are reported as a separate component of other comprehensive income (loss) in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Accumulated other comprehensive loss resulting from foreign currency translation adjustments totaled $4.4 million as of October 1, 2011 and January 1, 2011, and is included in Total Stockholders’ Equity in the Condensed Consolidated Balance Sheets. Assets and liabilities denominated in other than the functional currency of a subsidiary are re-measured at rates of exchange on the balance sheet date. Resulting gains and losses on foreign currency transactions are included in the Company’s results of operations.  Realized and unrealized exchange losses included in results of operations were $38,000 and $46,000, respectively, during the thirteen and thirty-nine weeks ended October 1, 2011. Realized and unrealized exchange losses included in results of operations were $2,000 and $38,000, respectively, during the thirteen and thirty-nine weeks ended October 2, 2010.

Derivative Financial Instruments — As of October 1, 2011, the Company had one open foreign currency forward contract with a notional amount of $185,000.  This forward contract provides an economic hedge of fluctuations in exchange rates between the British pound and Australian dollar denominated accounts receivables, but has not been designated as a hedge for accounting purposes.  This contract expired on October 10, 2011.  The Company utilizes valuation models for these forward contracts that rely exclusively on level 2 inputs, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures. Gains and losses on foreign currency forward contracts are included in selling, general, and administrative expenses in the Condensed Consolidated Statement of Operations and Comprehensive Loss. The change in fair value of this contract was not material to the Company’s results of operations or financial position for the thirteen and thirty-nine weeks ended October 1, 2011 and October 2, 2010.

Net Loss Per Share — The Company has not included the effect of stock options and non-vested shares in the calculation of diluted loss per share for the thirteen and thirty-nine weeks ended October 1, 2011 and October 2, 2010 as the Company reported a net loss for these periods and the effect would have been anti-dilutive.

Recent Accounting Pronouncements — In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.  The guidance seeks further convergence of the fair value recognition standards between U.S GAAP and that of the International Financial Reporting Standards (IFRS).  The ASU contains clarification of certain terminology to match the guidance provided by the IFRS standard, but also provides more specific guidance related to the treatment of premiums or discounts in the measurement of fair value, among other guidance, as well as prescribes additional disclosure requirements, including the level in the fair value hierarchy of assets or liabilities that are not measured at fair value in the balance sheet, but yet have fair value disclosure requirements.  This update is effective for interim and annual periods beginning after December 15, 2011.  The Company is currently evaluating the impact that the adoption of this guidance will have on the consolidated financial statements.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other: Testing Goodwill for Impairment. The ASU includes changes to the accounting guidance for the purpose of simplifying the approach to test goodwill for impairment. The guidance allows an entity to first assess whether facts or circumstances at an interim date indicate that there is greater than 50% likelihood that a reporting unit’s carrying amount exceeds its fair value.  If the totality of the facts and circumstances, in management’s judgment, do not result in greater than 50% likelihood, the goodwill impairment testing need not be performed.  Likewise, the guidance also allows for entities to perform the goodwill impairment test at an interim date without considering the qualitative facts and circumstances that, when taken together, may indicate that a reporting unit’s carrying amount exceeds its fair value.  The amendment is effective for goodwill impairment tests performed for interim and annual periods beginning after December 15, 2011.  The Company is currently evaluating the impact that the adoption of this guidance will have on the consolidated financial statements.

2. Auction Rate Securities

As of January 1, 2011, the Company’s auction rate securities portfolio consisted of the following:

Issuer	Cost Basis	Unrealized Loss	Fair Value at January 1, 2011 (Noncurrent)
	(In thousands)
Available-for-Sale Securities
Education Funding Capital Education Loan Backed Notes	$6,250	$(324)	$5,926

On April 27, 2011, the Company sold 100% of its Education Funding Capital Education Loan Backed Notes with a par value of $6.3 million held with Citigroup Global Markets, Inc. (“Citigroup”). These were the last remaining auction rate securities held by the Company.  The total proceeds from the transaction were $5.9 million. Proceeds from the sale were applied first to the $2.6 million outstanding balance of the line of credit with Citigroup described below in Note 3, “Line of Credit Agreements.”  The Company received the remaining $3.3 million in proceeds.  Upon the disposition of the underlying collateral, the loan agreement with Citigroup was terminated. As a result of this transaction, $312,000 in losses were reclassified from accumulated other comprehensive loss in stockholders’ equity and recognized in other income (expense) in the Consolidated Statements of Operations and Comprehensive Loss for the thirty-nine weeks ended October 1, 2011.  After this reclassification, there was no accumulated other comprehensive gain or loss related to auction rate securities included in Total Stockholders’ Equity in the Condensed Consolidated Balance Sheet as of October 1, 2011. Accumulated other comprehensive loss resulting from unrealized losses of available-for-sale securities included in Total Stockholders’ Equity in the Condensed Consolidated Balance Sheet was $324,000 as of January 1, 2011.

For auction rate securities classified as available-for-sale, the Company recognized no gains or losses during the thirteen weeks ended October 1, 2011 and unrealized holding gains of $12,000 during the thirty-nine weeks ended October 1, 2011.

For auction rate securities classified as available-for-sale, the Company recognized unrealized holding losses of $1,000 during the thirteen weeks ended October 2, 2010 and no unrealized holding gains or losses during the thirty-nine weeks ended October 2, 2010.

During the thirteen and thirty-nine weeks October 2, 2010, the Company sold its Brazos Student Finance Corporation Student Loan Asset Backed Notes with a par value of $1.0 million held as part of its auction rate securities portfolio with Citigroup. These auction rate securities were classified as available-for-sale. The Company received $950,000 in proceeds from the transaction. As a result of this transaction, $50,000 in losses were reclassified from accumulated other comprehensive loss in stockholders’ equity and recognized in Other income (expense) in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Unrealized holding gains and losses on securities classified as available-for-sale are included as a separate component of stockholders’ equity, net of applicable taxes, and have been recognized in other comprehensive income (loss) in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

During the second quarter of fiscal year 2010, all of the auction rate securities held with a UBS affiliate, with a par value of $5.5 million and classified as trading securities, were sold by the Company.  The Company recognized no gains or losses on auction rate securities classified as trading securities during the thirteen or thirty-nine weeks ended October 1, 2011.  The Company recognized no gains or losses on auction rate securities classified as trading securities during the thirteen weeks ended October 2, 2010 and recognized gains of $56,000 on auction rate securities classified as trading securities during the thirty-nine weeks ended October 2, 2010.

Gains and losses on securities classified as trading securities have been recognized in other income (expense) in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

The following is a reconciliation of the beginning and ending balances of the Company’s auction rate securities portfolio for the thirty-nine weeks ended October 1, 2011 and October 2, 2010 (in thousands):

	For the	For the
	thirty-nine weeks	thirty-nine weeks
	ended October 1, 2011	ended October 2, 2010
Fair value at beginning of period	$5,926	$12,296
Total unrealized and realized gains (losses) included in Other income (expense) in the Condensed Consolidated Statements of Operations and Comprehensive Loss	(312)	6
Total unrealized gains included in Other comprehensive income (loss) in the Condensed Consolidated Statements of Operations and Comprehensive Loss	12	-
Reclassification of unrealized loss from Other comprehensive income (loss) to realized loss included in Other income (expense) in the Condensed Consolidated Statements of Operations and Comprehensive Loss	312	50
Sales	(5,938)	(6,450)

Fair value at end of period	$-	$5,902

There were no beginning or ending balances  of the Company’s auction rate securities for the thirteen weeks ended October 1, 2011.The following is a reconciliation of the beginning and ending balances of the Company’s auction rate securities portfolio for the thirteen weeks ended  October 2, 2010 (in thousands):

For the thirteen weeks ended October 2, 2010
Fair value at beginning of period	$6,853
Total unrealized and realized losses included in Other income (expense) in the Condensed Consolidated Statements of Operations and Comprehensive Loss	(50)
Total unrealized losses included in Other comprehensive income (loss) in the Condensed Consolidated Statements of Operations and Comprehensive Loss	(1)
Reclassification of unrealized loss from Other comprehensive income (loss) to realized loss included in Other income (expense) in the Condensed Consolidated Statements of Operations and Comprehensive Loss	50
Sales	(950)

Fair value at end of period	$5,902

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

On March 19, 2009, the Company entered into a loan agreement with Citigroup to provide liquidity for the Company's auction rate securities portfolio held with Citigroup. Under the loan agreement, the Company was provided access to a revolving line of credit of up to $2.63 million with its auction rate securities pledged as collateral.  The line of credit was not for any specific term. During the thirty-nine weeks ended October 1, 2011, the Company borrowed $2.63 million under the line of credit which was repaid upon liquidation of the Education Funding Capital Education Loan Backed Notes on April 27, 2011. The line of credit was terminated upon disposition of the underlying auction rate securities.  No amounts were borrowed against the line during the thirteen and thirty-nine weeks ended October 2, 2010. The borrowings against the line of credit were used to fund short-term liquidity needs.  See Note 2, “Auction Rate Securities” for further information.

4. Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the thirty-nine weeks ended October 1, 2011 are as follows (in thousands):

	North
	America	EMEA	Total
Balance as of January 1, 2011	$3,947	$4,046	$7,993
Changes in foreign currency exchange rates	-	37	37

Balance as of October 1, 2011	$3,947	$4,083	$8,030

Intangible assets included in Goodwill and intangible assets, net in the Condensed Consolidated Balance Sheets are as follows (in thousands):

	October 1, 2011		January 1, 2011
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Customer relationships	$3,400	$(3,400)	$3,400	$(2,904)

Intangible amortization expense for the thirteen weeks ended October 1, 2011 and October 2, 2010 was $71,000 and $485,000, respectively, including $145,000 reported in cost of services for the thirteen weeks ended October 2, 2010 for acquired software technology that became fully amortized during 2010.  Intangible amortization expense for the thirty-nine weeks ended October 1, 2011 and October 2, 2010 was $496,000 and $1.5 million, respectively, including $432,000 reported in cost of services for the thirty-nine weeks ended October 2, 2010 for acquired software technology that became fully amortized during 2010.

The Company evaluates goodwill for impairment on an annual basis on the last day of the first fiscal month of the fourth quarter and whenever events or circumstances indicate that these assets may be impaired. The Company performs its impairment testing for goodwill in accordance with FASB ASC 350, “Intangibles-Goodwill and Other.” Due to the loss of key leadership personnel and results of operations in the EMEA reporting unit during the thirteen weeks ended October 1, 2011, management performed step one of the goodwill impairment evaluation as of October 1, 2011. Based on the results of the step one impairment test, management concluded that the EMEA reporting unit’s carrying amount did not exceed its fair value as of October 1, 2011 and therefore the reporting unit’s goodwill was deemed not impaired.

The Company reviews long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets might not be recoverable in accordance with the provisions of FASB ASC 360, “Property, Plant and Equipment ” and FASB ASC 350, “Intangibles-Goodwill and Other .” Management determined that there were no events or changes in circumstances during the thirteen or thirty-nine weeks ended October 1, 2011 which indicated that long-lived assets and intangible assets needed to be reviewed for impairment during the period.

5. Share-Based Compensation

The Company issues stock option awards and non-vested share awards under its share-based compensation plans. The key provisions of the Company's share-based compensation plans are described in Note 6 to the Company's consolidated financial statements included in the 2010 Form 10-K.

The Company recognized no income tax benefits related to share-based compensation arrangements during the thirteen and thirty-nine weeks ended October 1, 2011 and October 2, 2010.

1998 Equity Incentive Plan

Stock Options

A summary of the option activity under the Company's Amended and Restated 1998 Equity Incentive Plan (the "1998 Plan"), as of October 1, 2011 and changes during the thirty-nine weeks then ended is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2011	641,093	$11.18
Forfeited/cancelled	(122,964)	$12.59
Outstanding at October 1, 2011	518,129	$10.84

Options vested and expected to vest at October 1, 2011	513,431	$10.87

Options exercisable at October 1, 2011	505,633	$10.92

Non-vested Shares

There were 375 shares of non-vested stock issued under the 1998 Plan as of January 1, 2011 with a weighted average grant date fair value of $11.25 per share.  These shares of restricted stock vested during the thirteen weeks ended October 1, 2011.  No shares of non-vested stock were issued during the thirty-nine weeks ended October 1, 2011.

2000 Supplemental Stock Plan

A summary of the option activity under the Company's 2000 Supplemental Stock Plan (the "Supplemental Stock Plan") as of October 1, 2011 and changes during the thirty-nine weeks then ended is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2011	247,437	$11.74
Exercised	(500)	$1.20
Forfeited/cancelled	(88,787)	$12.01
Outstanding at October 1, 2011	158,150	$11.62

Options vested and expected to vest at October 1, 2011	154,339	$11.69

Options exercisable at October 1, 2011	148,550	$11.78

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

Management evaluates segment performance based upon income (loss) from operations, excluding share-based compensation (benefits), depreciation and intangibles amortization. Inter-segment revenues during the thirteen and thirty-nine weeks ended October 1, 2011 were approximately $74,000 and $753,000, respectively. There were no inter-segment revenues in the thirteen or thirty-nine weeks ended October 2, 2010. In addition, in its administrative division, entitled “Not Allocated to Segments,” the Company accounts for non-operating activity and the costs of providing corporate and other administrative services to all the segments. Summarized financial information concerning the Company’s reportable segments is shown in the following table (amounts in thousands):

	North America	EMEA	Not Allocated to Segments	Total
As of and for the thirty-nine weeks ended October 1, 2011:
Revenues	$37,782	$11,760		$49,542
Income (loss) from operations	9,925	1,507	$(14,089)	(2,657)
Total assets	$10,765	$5,487	$21,061	$37,313

For the thirteen weeks ended October 1, 2011:
Revenues	$11,474	$3,998		$15,472
Income (loss) from operations	3,132	297	$(4,214)	$(785)

As of January 1, 2011
Total assets	$11,124	$5,406	$24,565	$41,095

As of and for the thirty-nine weeks ended October 2, 2010:
Revenues	$38,716	$12,098		$50,814
Income (loss) from operations	10,030	2,286	$(14,352)	(2,036)
Total assets	$10,373	$5,448	$26,561	$42,382

For the thirteen weeks ended October 2, 2010:
Revenues	$12,274	$4,110		$16,384
Income (loss) from operations	2,909	820	$(4,414)	(685)

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

In accordance with the provisions of FASB ASC 280-10, revenues earned in the United States and internationally based on the location where the services are performed are shown in the following table (amounts in thousands):

	For the Thirteen Weeks Ended		For the Thirty-nine Weeks Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
United States	$11,117	$11,943	$36,278	$37,657
International:
United Kingdom	3,991	4,296	12,111	12,465
Other	364	145	1,153	692
Total	$15,472	$16,384	$49,542	$50,814

Major customers in terms of significance to TMNG’s revenues (i.e. in excess of 10% of revenues) and accounts receivable were as follows (amounts in thousands):

	Revenues
	For the thirty-nine weeks		For the thirty-nine weeks
	ended October 1, 2011		ended October 2, 2010
	North America	EMEA	North America	EMEA
Customer A		$3,162		$5,388
Customer B	$13,009		$13,350
Customer C	$7,784		$7,653
Customer D	$5,313		$4,755

	Revenues
	For the thirteen weeks		For the thirteen weeks
	ended October 1, 2011		ended October 2, 2010
	North		North
	America	EMEA	America	EMEA
Customer A		$840		$1,829
Customer B	$4,363		$3,240
Customer C	$2,521		$2,578
Customer D	$890		$2,676

	Accounts Receivable
	As of October 1, 2011	As of October 2, 2010
Customer A	$1,787	$1,583
Customer B	$3,492	$2,388
Customer C	$3,111	$2,019
Customer D	$1,030	$2,418

Revenues from the Company’s ten most significant customers accounted for approximately 83.5% and 83.4% of revenues during the thirteen and thirty-nine weeks ended October 1, 2011, respectively. Revenues from the Company’s ten most significant customers accounted for approximately 86.2% and 83.3% of revenues during the thirteen and thirty-nine weeks ended October 2, 2010.

7. Income Taxes

In the thirteen and thirty-nine weeks ended October 1, 2011, the Company recorded income tax provisions of $30,000 and $90,000, respectively.  In the thirteen and thirty-nine weeks ended October 2, 2010, the Company recorded income tax provisions of $38,000 and $87,000, respectively.  The tax provisions for the thirteen and thirty-nine weeks ended October 1, 2011 and October 2, 2010 are primarily due to deferred taxes recognized on intangible assets amortized for income tax purposes but not for financial reporting purposes and interest recognized on reserves for uncertain tax positions, respectively. The Company has reserved all of its domestic and international net deferred tax assets with a valuation allowance as of October 1, 2011 and January 1, 2011 in accordance with the provisions of FASB ASC 740, "Income Taxes," which requires an estimation of the recoverability of the recorded income tax asset balances. As of October 1, 2011, the Company has recorded $33.7 million of valuation allowances attributable to its net deferred tax assets.

The Company analyzes its uncertain tax positions pursuant to the provisions of FASB ASC 740 “Income Taxes.” The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. There was no material activity related to the liability for uncertain tax positions during the thirteen and thirty-nine weeks ended October 1, 2011 and October 2, 2010. As of October 1, 2011, the Company has $199,000 accrued for uncertain income tax positions, including interest and penalties. As of October 1, 2011, the Company believes that it is reasonably possible that the entire liability for uncertain tax positions will be released in the fourth quarter of fiscal 2011 due primarily to the expiration of the statute of limitations of tax filings in foreign jurisdictions.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003. As of October 1, 2011, the Company has no income tax examinations in process.

8. Loan to Officer

As of October 1, 2011, there was one outstanding line of credit between the Company and its Chief Executive Officer, Richard P. Nespola, which originated in fiscal year 2001. Aggregate borrowings outstanding against the line of credit at October 1, 2011 and January 1, 2011 totaled approximately $212,000 and $300,000, respectively. The outstanding principal amount and accrued interest were paid in full to the Company by Mr. Nespola after the end of the third quarter.

The outstanding principal is included in Prepaid and Other Current Assets in the current assets section of the Condensed Consolidated Balance Sheets as of October 1, 2011 and January 1, 2011.  The interest rate charged for each advance under the loan was based upon the Applicable Federal Rate (AFR), as announced by the Internal Revenue Service, for short-term obligations (with annual compounding) in effect for the month in which the advance was made.  Pursuant to the Sarbanes-Oxley Act, no further loan agreements or draws against the line may be made by the Company to, or arranged by the Company for its executive officers. Interest payments on this loan were current as of October 1, 2011.

9. Commitments and Contingencies

The Company is not subject to any material litigation as of October 1, 2011. However, the Company may become involved in various legal and administrative actions arising in the normal course of business. These could include actions brought by taxing authorities challenging the employment status of consultants utilized by the Company. In addition, future customer bankruptcies could result in additional claims on collected balances for professional services near the bankruptcy filing date. The resolution of any of such actions, claims, or the matters described above may have an impact on the financial results for the period in which they occur.

During fiscal year 2009, the Company entered into an agreement under which it has a commitment to purchase a minimum of $401,000 in computer software over a three year period. As of October 1, 2011, the Company has an obligation of $55,000 remaining under this commitment.

During fiscal year 2010, the Company entered into an agreement to purchase telecommunications equipment in the amount of $99,000 over a three year period. As of October 1, 2011, the Company has an obligation of $72,000 remaining under this commitment.

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

Our financial results are affected by macroeconomic conditions, credit market conditions, and the overall level of business confidence. Economic volatility has continued to impact our customer base and has resulted in continued higher levels of unemployment, and significant employee layoffs and reductions in capital and operating expenditures for some of our significant clients in the communications, media and entertainment sectors. We are also experiencing greater pricing pressure and an increased need for enhanced return on investment for projects or added sharing of risk and reward.

Revenues are driven by the ability of our team to secure new project contracts and deliver those projects in a way that adds value to our client in terms of return on investment or assisting clients to address a need or implement change.  For the thirteen weeks ended October 1, 2011, revenues decreased year over year by approximately 5.6% to $15.5 million. For the thirty-nine weeks ended October 1, 2011, revenues decreased 2.5% to $49.5 million from $50.8 million for the thirty-nine weeks ended October 2, 2010.  The mix of our business for the first three quarters of 2011 involved slightly less demand for our strategy offerings. Our international revenues were approximately 26.8% of total revenue for the thirty-nine weeks ended October 1, 2011, as compared to 25.9% for the thirty-nine weeks ended October 2, 2010.  Our revenues are denominated in multiple currencies and are impacted by currency rate fluctuations.

Generally our client relationships begin with a short-term consulting engagement utilizing a few consultants. Our sales strategy focuses on building long-term relationships with both new and existing clients to gain additional engagements within existing accounts and referrals for new clients. Strategic alliances with other companies are also used to sell services. We anticipate that we will continue to pursue these marketing strategies in the future. The volume of work performed for specific clients may vary from period to period and a major client from one period may not use our services or the same volume of services in another period. In addition, clients generally may end their engagements with little or no penalty or notice but are required to pay for services rendered through the date the engagement is terminated. If a client engagement ends earlier than expected, we must re-deploy professional service personnel as any resulting non-billable time could harm margins.

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

Gross margins were 37.6% in the thirty-nine weeks ended October 1, 2011 compared to 38.3% in the thirty-nine weeks ended October 2, 2010.  The decrease in gross margin is due primarily to losses incurred on one Ascertain software installation as well as lower staff utilization in our EMEA Segment, partially offset by a reduction of volume incentive programs in our North America segment.

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

Selling, general and administrative expenses were $6.3 million for the thirteen weeks ended October 1, 2011 compared to $6.6 million for the thirteen weeks ended October 2, 2010.  Selling, general and administrative expenses were $20.8 million for the thirty-nine weeks ended October 1, 2011 compared to $20.4 million for the thirty-nine weeks ended October 2, 2010. Selling expenses during the thirty-nine weeks ended October 1, 2011 increased from the comparable 2010 period primarily due to higher salary and other personnel related costs, directly impacted by lower utilization. We continue to evaluate selling, general and administrative expenses in an effort to maintain an appropriate cost structure relative to revenue levels.

Intangible asset amortization included in operating expenses decreased to $496,000 in the thirty-nine weeks ended October 1, 2011 from $1.1 million in the thirty-nine weeks ended October 2, 2010. The decrease in amortization expense was due to the completion of amortization of all intangibles recorded in connection with our acquisitions of Cartesian Ltd and RVA Consulting LLC.

We recorded net losses of $805,000 and $3.0 million for the thirteen and thirty-nine weeks ended October 1, 2011, respectively, compared to net losses of $723,000 and $2.0 million for the thirteen and thirty-nine weeks ended October 2, 2010, respectively.  The rate of change in the communications industry, driving convergence of media and telecommunications, consolidation of smaller providers and expanded deployment of wireless capabilities have added both opportunity and uncertainty for our clients. The general result is overall reduced client spending on many capital and operational initiatives. This reduction in spending, coupled with increased competition pursuing fewer opportunities, could result in further price reductions, fewer client projects, under-utilization of consultants, reduced operating margins and loss of market share. Declines in our revenues can have a significant impact on our financial results. Although we have a flexible cost base comprised primarily of employee and related costs, there is a lag in time required to scale the business appropriately if revenues are reduced. In addition, our future revenues and operating results may fluctuate from quarter to quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, consultant utilization rates, general economic conditions and other factors.

We focus on our liquidity position and have made significant progress in the first three quarters of 2011. Cash and cash equivalents increased by $3.4 million during the thirty-nine weeks ended October 1, 2011 as a result of our sale of $5.9 million of long-term investments in auction rate securities, partially offset by net losses. Cash flows used in operating activities increased to $1.9 million during the thirty-nine weeks ended October 1, 2011 compared to cash flows used in operating activities of $510,000 during the thirty-nine weeks ended October 2, 2010 due to an increase in cash outflows as a result of operations and a reduction of net working capital.

At October 1, 2011, we had working capital of approximately $20.2 million.  Working capital increased by $4.1 million from January 1, 2011 primarily due to the liquidation of auction rate securities of $5.9 million.

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

Marketable Securities — Non-current investments, which consist of auction rate securities, are accounted for under the provisions of FASB ASC 320, "Investments-Debt and Equity Securities." Management evaluates the appropriate classification of marketable securities at each balance sheet date. These investments are reported at fair value, as measured pursuant to FASB ASC 820, "Fair Value Measurements and Disclosures." These securities were considered to be "available-for-sale."  Consequently, any temporary unrealized gains and losses are included as a separate component of stockholders' equity, net of applicable taxes. Additionally, realized gains and losses, changes in value judged to be other-than-temporary, interest and dividends are also included in the Condensed Consolidated Statements of Operations and Comprehensive Loss, net of applicable taxes.

On April 27, 2011, the Company sold 100% of its Education Funding Capital Education Loan Backed Notes with a par value of $6.3 million.  As such there are no remaining non-current investments included in the October 1, 2011 Condensed Consolidated Balance Sheet.  As of January 1, 2011, $5.9 million ($6.3 million par value) is reflected as a non-current asset on our Condensed Consolidated Balance Sheet and classified as available-for-sale investments.

Prior to January 1, 2011, due to the lack of observable market quotes on our auction rate securities portfolio, we utilized valuation models that rely exclusively on Level 3 inputs as defined in FASB ASC 820 including those that are based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of our auction rate securities portfolio was subject to uncertainties that were difficult to predict. Factors that may impacted our valuation included changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.

Impairment of Goodwill and Long-lived Assets — As of October 1, 2011, we had $8.0 million in goodwill, which is subjected to periodic review for impairment. FASB ASC 350 "Intangibles-Goodwill and Other" requires an evaluation of these indefinite-lived assets annually and whenever events or circumstances indicate that such assets may be impaired. The evaluation is conducted at the reporting unit level and compares the calculated fair value of the reporting unit to its book value to determine whether impairment has been deemed to occur. Any impairment charge would be based on the most recent estimates of the recoverability of the recorded goodwill. If the remaining book value assigned to goodwill in an acquisition is higher than the estimated fair value of the reporting unit, there is a requirement to write down these assets.

Fair value of our reporting units is determined using a combination of the income approach and the market approach. The income approach uses a reporting unit's projection of estimated cash flows discounted using a weighted-average cost of capital analysis that reflects current market conditions. We also consider the market approach to valuing our reporting units utilizing revenue and EBITDA multiples. We compare the results of our overall enterprise valuation as determined by the combination of the two approaches to our market capitalization. Significant management judgments related to these approaches include:

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

•
Selection of an appropriate multiple – The market approach requires the selection of an appropriate multiple to apply to revenue or EBITDA based on comparable guideline company multiples. It is often difficult to identify companies with a similar profile in regards to revenue, geographic operations, risk profile and other factors.  Given the current volatile economic conditions, it is possible that multiples of guideline companies will fluctuate in the near term.

As discussed in Note 4, due to the loss of key leadership personnel and results of operations in the EMEA reporting unit during the thirteen weeks ended October 1, 2011, management performed step one of the goodwill impairment evaluation as of October 1, 2011.  Based on the results of the step one impairment test, management concluded that the EMEA reporting unit’s carrying amount did not exceed its fair value as of October 1, 2011 and therefore the reporting unit’s goodwill was deemed not impaired.  The Fair values of our North America Carrier and EMEA reporting units are substantially in excess of their carrying values at October 1. 2011.

In accordance with FASB ASC 360, "Property, Plant and Equipment," we use our best estimates based upon reasonable and supportable assumptions and projections to review for impairment of finite-lived assets and finite-lived identifiable intangibles to be held and used whenever events or changes in circumstances indicate that the carrying amount of our assets might not be recoverable.

Revenue Recognition — We recognize revenues from time and materials consulting contracts in the period in which our services are performed. We recognized $7.2 and $7.5 million in revenues from time and materials contracts during the thirteen weeks ended October 1, 2011 and October 2, 2010, respectively.  We recognized $23.1 million and $20.2 million in revenues from time and materials contracts during the thirty-nine weeks ended October 1, 2011 and October 2, 2010, respectively. In addition to time and materials contracts, our other types of contracts include fixed fee contracts. During the thirteen weeks ended October 1, 2011 and October 2, 2010, we recognized $8.3 million and $8.9 million in revenues on fixed fee contracts, respectively.  We recognized $26.4 million and $30.6 million in revenues from fixed fee contracts during the thirty-nine weeks ended October 1, 2011 and October 2, 2010, respectively. We recognize revenues on milestone or deliverables-based fixed fee contracts and time and materials contracts not to exceed contract price using the percentage of completion-like method described by FASB ASC 605-35, "Revenue Recognition — Construction-Type and Production-Type Contracts" For fixed fee contracts where services are not based on providing deliverables or achieving milestones, we recognize revenues on a straight-line basis over the period during which such services are expected to be performed. In connection with some fixed fee contracts, we receive payments from customers that exceed recognized revenues. We record the excess of receipts from customers over recognized revenue as deferred revenue. Deferred revenue is classified as a current liability to the extent it is expected to be earned within twelve months from the date of the balance sheet.

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

We also may enter into contingent fee contracts, in which revenue is subject to achievement of savings or other agreed upon results, rather than time spent. Due to the nature of contingent fee contracts, we recognize costs as they are incurred on the project and defer revenue recognition until the revenue is realizable and earned as agreed to by our clients. Although these contracts can be very rewarding, the profitability of these contracts is dependent on our ability to deliver results for our clients and control the cost of providing these services. These types of contracts are typically more results-oriented and are subject to greater risk associated with revenue recognition and overall project profitability than traditional time and materials contracts. Revenues associated with contingent fee contracts were not material during the thirteen or thirty-nine week periods ended October 1, 2011 or October 2, 2010.

Accounting for Income Taxes — Accounting for income taxes requires significant estimates and judgments on the part of management. Such estimates and judgments include, but are not limited to, the effective tax rate anticipated to apply to tax differences that are expected to reverse in the future, the sufficiency of taxable income in future periods to realize the benefits of net deferred tax assets and net operating losses currently recorded and the likelihood that tax positions taken in tax returns will be sustained on audit. We account for income taxes in accordance with FASB ASC 740 "Income Taxes." As required by FASB ASC 740, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. FASB ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of October 1, 2011, cumulative valuation allowances in the amount of $33.7 million were recorded in connection with the net deferred income tax assets. As required by FASB ASC 740, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the guidance. Pursuant to FASB ASC 740, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As of October 1, 2011, we have recorded a liability of approximately $199,000 for unrecognized tax benefits.

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

Research and Development and Software Development Costs — Software development costs are accounted for in accordance with FASB ASC 985-20, "Software — Costs of Software to Be Sold, Leased, or Marketed." Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. We capitalize development costs incurred during the period between the establishment of technological feasibility and the release of the final product to customers. During the thirteen weeks ended October 1, 2011 and October 2, 2010, software development costs of $142,000 and $116,000, respectively, were expensed as incurred. During the thirty-nine weeks ended October 1, 2011 and October 2, 2010, software development costs of $427,000 and $439,000, respectively, were expensed as incurred.  No software development costs were capitalized during the thirteen or thirty-nine weeks ended October 1, 2011 or October 2, 2010.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED OCTOBER 1, 2011 COMPARED TO THIRTEEN WEEKS ENDED OCTOBER 2, 2010

REVENUES

Revenues decreased 5.6% to $15.5 million for the thirteen weeks ended October 1, 2011 from $16.4 million for the thirteen weeks ended October 2, 2010.   The reduction in revenues was primarily related to our North America segment which had lower strategy and cloud project volumes in the current quarter.

North America Segment — North America segment revenues decreased 6.5% to $11.5 million for the thirteen weeks ended October 1, 2011 from $12.3 million for the thirteen weeks ended October 2, 2010. During the thirteen weeks ended October 1, 2011, the North America segment provided services on 94 customer projects, compared to 91 projects performed in the thirteen weeks ended October 2, 2010. Average revenue per project was $122,000 in the thirteen weeks ended October 1, 2011, compared to $135,000 in the thirteen weeks ended October 2, 2010. Revenues recognized in connection with fixed price engagements totaled $6.2 million for the thirteen weeks ended October 1, 2011 and October 2, 2010, representing 54.5% and 50.5% of the total revenues of the segment, respectively. Revenues from software licensing and related implementation fees during the thirteen weeks ended October 1, 2011 were $74,000. There were no revenues from software licensing arrangements during the thirteen weeks ended October 2, 2010.

EMEA Segment— EMEA segment revenues decreased slightly to $4.0 million for the thirteen weeks ended October 1, 2011 from $4.1 million for the thirteen weeks ended October 2, 2010. During the thirteen weeks ended October 1, 2011 and October 2, 2010, this segment provided services on 75 and 62 customer projects, respectively.   Average revenue per project was approximately $44,000 and $55,000, respectively, for the thirteen weeks ended October 1, 2011 and October 2, 2010. Revenues from post-contract software related support services were approximately $726,000 and $673,000 for the thirteen weeks ended October 1, 2011 and October 2, 2010, respectively. There were no revenues from software licensing during the thirteen weeks ended October 1, 2011 and October 2, 2010.

COSTS OF SERVICES

Costs of services decreased 2.4% to $9.9 million for the thirteen weeks ended October 1, 2011 from $10.2 million for the thirteen weeks ended October 2, 2010. Our gross margin was 35.9% for the thirteen weeks ended October 1, 2011 compared to 37.9% for the thirteen weeks ended October 2, 2010. Our North America segment gross margin was 40.6% for the thirteen weeks ended October 1, 2011 compared to 38.1% for the thirteen weeks ended October 2, 2010. The increase in gross margin in the third quarter of 2011 as compared to the same period of 2010 in our North America segment is primarily due to project mix and reduced volume discounts with clients, partially offset by lower volumes of higher margin strategy engagements.  Our EMEA segment gross margin was 22.3% for the thirteen weeks ended October 1, 2011, compared to 34.7% for the thirteen weeks ended October 2, 2010. Margin decreases in the EMEA segment are primarily related to losses incurred on one Ascertain software installation as well as lower staff utilization.  Costs of services in the EMEA segment included amortization of intangible assets of $145,000 for the thirteen weeks ended October 2, 2010 related to acquired software.  There was no amortization of intangible assets included in cost of services during the thirteen weeks ended October 1, 2011.

OPERATING EXPENSES

Operating expenses decreased 8.2% to $6.3 million for the thirteen weeks ended October 1, 2011, from $6.9 million for the thirteen weeks ended October 2, 2010. Operating expenses for both periods included selling, general and administrative expenses and intangible asset amortization.

Selling, general and administrative expenses decreased to $6.3 million for the thirteen weeks ended October 1, 2011, compared to $6.6 million for the thirteen weeks ended October 2, 2010.   The decrease in selling, general and administrative expenses for the thirteen weeks ended October 1, 2011 consisted of decreases in personnel related costs as well as costs of leased office space.

Intangible asset amortization decreased to $71,000 for the thirteen weeks ended October 1, 2011, compared to $340,000 for the thirteen weeks ended October 2, 2010.  The decrease in amortization expense was primarily due to the completion of amortization of some intangibles recorded in connection with acquisitions.

OTHER INCOME AND EXPENSES

Interest income was $11,000 and $32,000 for the thirteen weeks ended October 1, 2011 and October 2, 2010, respectively, and represented interest earned on invested balances. Interest income decreased for the thirteen weeks ended October 1, 2011 as compared to the thirteen weeks ended October 2, 2010 due primarily to reductions in invested balances and rates. As of October 1, 2011, our holdings consist primarily of money market funds. For the thirteen weeks ended October 2, 2010, other income includes $50,000 in realized holding gains for auction rate securities classified as trading securities.

INCOME TAXES

During the thirteen weeks ended October 1, 2011 and October 2, 2010, we recorded income tax provisions of $30,000 and $38,000, respectively. The income tax provisions for the thirteen weeks ended October 1, 2011 and October 2, 2010 are primarily due to deferred taxes recognized on intangibles amortized for income tax purposes but not for financial reporting purposes. For the thirteen weeks ended October 1, 2011 and October 2, 2010, we recorded no income tax benefit related to our domestic and international pre-tax losses in accordance with the provisions of FASB ASC 740, "Income Taxes", which requires an estimation of our ability to use recorded deferred income tax assets. We currently have recorded a valuation allowance against all domestic and international deferred income tax assets generated due to uncertainty about their ultimate realization as a result of our history of operating losses. If we continue to report net operating losses for financial reporting in either our domestic or international operations, no additional tax benefit would be recognized for those losses, since we will not have accumulated enough positive evidence to support our ability to utilize the net operating loss carry-forwards in the future.

NET LOSS

We had a net loss of $805,000 for the thirteen weeks ended October 1, 2011 compared to a net loss of $723,000 for the thirteen weeks ended October 2, 2010. The increase is due to lower revenues and gross profit, partially offset by a decrease in selling, general, and administrative expenses.

THIRTY-NINE WEEKS ENDED OCTOBER 1, 2011 COMPARED TO THIRTY-NINE WEEKS ENDED OCTOBER 2, 2010

REVENUES

Revenues decreased 2.5% to $49.5 million for the thirty-nine weeks ended October 1, 2011 from $50.8 million for the thirty-nine weeks ended October 2, 2010.  The reduction in revenues was primarily related to our North American segment which had lower revenues from strategy engagements, partially offset by an increase in revenues from telecommunications carriers.

North America Segment — North America segment revenues decreased 2.4% to $37.8 million for the thirty-nine weeks ended October 1, 2011 from $38.7 million for the thirty-nine weeks ended October 2, 2010.   During the thirty-nine weeks ended October 1, 2011, the North America segment provided services on 144 customer projects for both the thirty-nine weeks ended October 1, 2011 and October 2, 2010. Average revenue per project was $262,000 in the thirty-nine weeks ended October 1, 2011, compared to $269,000 in the thirty-nine weeks ended October 2, 2010. Revenues recognized in connection with fixed price engagements totaled $20.1 million and $23.1 million, representing 53.2% and 59.6% of the total revenues of the segment, for the thirty-nine weeks ended October 1, 2011 and October 2, 2010, respectively. Revenues from software licensing and related implementation fees during the thirty-nine weeks ended October 1, 2011 were $753,000. There were no revenues from software licensing arrangements during the thirty-nine weeks ended October 2, 2010.

EMEA Segment— EMEA segment revenues decreased by 2.8% to $11.7 million for the thirty-nine weeks ended October 1, 2011 from $12.1 million for the thirty-nine weeks ended October 2, 2010. During the thirty-nine weeks ended October 1, 2011 and October 2, 2010, this segment provided services on 115 and 134 customer projects, respectively.  Average revenue per project was approximately $84,000 and $76,000, respectively, for the thirty-nine weeks ended October 1, 2011 and October 2, 2010. Revenues from post-contract software related support services were approximately $2.2 million and $2.0 million for the thirty-nine weeks ended October 1, 2011 and October 2, 2010, respectively. There were no revenues from software licensing during the thirty-nine weeks ended October 1, 2011 and October 2, 2010.

COSTS OF SERVICES

Costs of services decreased 1.4% to $30.9 million for the thirty-nine weeks ended October 1, 2011 from $31.4 million for the thirty-nine weeks ended October 2, 2010. Our gross margin was 37.6% for the thirty-nine weeks ended October 1, 2011 compared to 38.3% for the thirty-nine weeks ended October 2, 2010. Our North America segment gross margin was 40.4% for the thirty-nine weeks ended October 1, 2011 compared to 39.7% for the thirty-nine weeks ended October 2, 2010. The increase in gross margin in the first three quarters of 2011 as compared to the same period of 2010 in our North America segment is primarily due to a reduction of volume incentive programs. Our EMEA segment gross margin was 28.4% for the thirty-nine weeks ended October 1, 2011, compared to 32.8% for the thirty-nine weeks ended October 2, 2010.  Margin decreases in the EMEA segment are primarily related to losses incurred on one Ascertain software installation as well as lower staff utilization. Costs of services in the EMEA segment included amortization of intangible assets of $432,000 for the thirty-nine weeks ended October 2, 2010 related to acquired software.  There was no amortization of intangible assets included in cost of services during the thirty-nine weeks ended October 1, 2011.

OPERATING EXPENSES

Operating expenses decreased 1.0% to $21.3 million for the thirty-nine weeks ended October 1, 2011, from $21.5 million for the thirty-nine weeks ended October 2, 2010. Operating expenses for both periods included selling, general and administrative expenses and intangible asset amortization.

Selling, general and administrative expenses increased to $20.8 million for the thirty-nine weeks ended October 1, 2011, compared to $20.4 million for the thirty-nine weeks ended October 2, 2010. The increase in selling, general, and administrative expenses for the thirty-nine weeks ended October 1, 2011 was primarily due to slightly higher salary and other personnel related costs, directly impacted by lower utilization.

Intangible asset amortization decreased by $565,000 to $496,000 for the thirty-nine weeks ended October 1, 2011, compared to $1.1 million for the thirty-nine weeks ended October 2, 2010.  The decrease in amortization expense was primarily due to the completion of amortization of some intangibles recorded in connection with acquisitions.

OTHER INCOME AND EXPENSES

Interest income was $59,000 and $140,000 for the thirty-nine weeks ended October 1, 2011 and October 2, 2010, respectively, and represented interest earned on invested balances. Interest income decreased for the thirty-nine weeks ended October 1, 2011 as compared to the thirty-nine weeks ended October 2, 2010 due primarily to reductions in invested balances and rates.  Subsequent to April 27, 2011 and as of October 1, 2011, our holdings consist primarily of money market funds. For the thirty-nine weeks ended October 1, 2011, other income (expense) includes $312,000 of realized losses from the sale of auction rate securities compared with net realized gains of $6,000 for auction rate securities classified as available for sale that were sold during the thirty-nine weeks ended October 2, 2010.

INCOME TAXES

During the thirty-nine weeks ended October 1, 2011 and October 2, 2010, we recorded income tax provisions of $90,000 and $87,000 respectively. The income tax provisions for the thirty-nine weeks ended October 1, 2011 and October 2, 2010 are primarily due to deferred taxes recognized on intangibles amortized for income tax purposes but not for financial reporting purposes. For the thirty-nine weeks ended October 1, 2011 and October 2, 2010, we recorded no income tax benefit related to our domestic and international pre-tax losses in accordance with the provisions of FASB ASC 740, "Income Taxes", which requires an estimation of our ability to use recorded deferred income tax assets. We currently have recorded a valuation allowance against all domestic and international deferred income tax assets generated due to uncertainty about their ultimate realization as a result of our history of operating losses. If we continue to report net operating losses for financial reporting in either our domestic or international operations, no additional tax benefit would be recognized for those losses, since we will not have accumulated enough positive evidence to support our ability to utilize the net operating loss carry-forwards in the future.

NET LOSS

We had a net loss of $3.0 million for the thirty-nine weeks ended October 1, 2011 compared to a net loss of $2.0 million for the thirty-nine weeks ended October 2, 2010. The increase in net loss is attributable to both a decrease in revenues and related gross profit along with added operating expenses including the effects of the realized loss upon the sale of our remaining holdings in auction rate securities.

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

THE MANAGEMENT NETWORK GROUP, INC.
RECONCILIATION OF GAAP NET LOSS TO NON-GAAP ADJUSTED NET INCOME (LOSS)
(unaudited)
(in thousands, except per share data)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010

Reconciliation of GAAP net loss to non-GAAP adjusted net income (loss):
GAAP net loss	$(805)	$(723)	$(3,016)	$(1,973)

Realized (gain) loss on auction rate securities	-	50	312	(6)
Depreciation and amortization	285	683	1,143	2,076
Non-cash share based compensation expense	3	61	104	258
Tax effect of applicable non-GAAP adjustments	30	30	90	98
Adjustments to GAAP net loss	318	824	1,649	2,426

Non-GAAP adjusted net income (loss)	$(487)	$101	$(1,367)	$453

Reconciliation of GAAP net loss per diluted common share to non-GAAP adjusted net income (loss) per diluted common share:
GAAP net loss per diluted common share	$(0.11)	$(0.10)	$(0.43)	$(0.28)

Realized (gain) loss on auction rate securities	-	0.00	0.05	(0.00)
Depreciation and amortization	0.04	0.10	0.16	0.29
Non-cash share based compensation expense	0.00	0.01	0.02	0.04
Tax effect of applicable non-GAAP adjustments	0.00	0.00	0.01	0.01
Adjustments to GAAP net loss per diluted common share	0.04	0.11	0.24	0.34

Non-GAAP adjusted net income (loss) per diluted common share	$(0.07)	$0.01	$(0.19)	$0.06

Weighted average shares used in calculation of diluted net income (loss) per common share	7,085	7,062	7,079	7,043

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $1.9 million and $510,000 for the thirty-nine weeks ended October 1, 2011 and October 2, 2010, respectively. For the thirty-nine weeks ended October 1, 2011, cash used in operating activities was primarily a result of $1.4 million of negative cash flows due to the results of operations (after adding back non-cash items to our net loss) in addition to a negative impact of $562,000 due to changes in working capital. During the thirty-nine weeks ended October 2, 2010, cash used in operating activities included a negative impact of $941,000 due to changes in working capital, partially offset by $431,000 of positive cash flows from the results of operations (after adding back non-cash items to our net loss).

Net cash provided by investing activities was $5.4 million and $5.9 million for the thirty-nine weeks ended October 1, 2011 and October 2, 2010, respectively. Investing activities for the thirty-nine weeks ended October 1, 2011 and October 2, 2010 included proceeds from the sale of investments of $5.9 million and $6.5 million, respectively, and payments related to the purchase of office equipment, software and computer equipment.

Net cash used in financing activities was $43,000 and $3.3 million for the thirty-nine weeks ended October 1, 2011 and October 2, 2010, respectively. Financing activities included $2.8 million in net repayments of a line of credit during the thirty-nine weeks ended October 2, 2010. In addition, in both periods cash was used to make payments on long term obligations.

At October 1, 2011, we had approximately $10.1 million in cash and cash equivalents ($1.4 million of which was denominated in pounds sterling) and $20.2 million in net working capital. We believe we have sufficient cash to meet anticipated cash requirements, including anticipated capital expenditures for at least the next 12 months. Should our cash and short-term investments prove insufficient we may need to obtain new debt or equity financing to support our operations or complete acquisitions. In recent years, credit and capital markets have experienced unusual volatility and disruption. If we need to obtain new debt or equity financing to support our operations or complete acquisitions in the future, we may be unable to obtain debt or equity financing on reasonable terms. We have established a flexible model that provides a lower fixed cost structure than most consulting firms, enabling us to scale operating cost structures more quickly based on market conditions, although there is a lag in time required to scale the business appropriately if revenues are reduced. Our strong balance sheet has enabled us to make acquisitions and related investments in intellectual property and businesses we believe are enabling us to capitalize on the current transformation of the industry; however, if demand for our consulting services is reduced and we experience negative cash flow, we could experience liquidity challenges at some point in the future.

FINANCIAL COMMITMENTS

During fiscal year 2009, we entered into an agreement under which we have a commitment to purchase a minimum of $401,000 in computer software over a three year period. As of October 1, 2011, we have an obligation of $55,000 remaining under this commitment.

During fiscal year 2010, we entered into an agreement to purchase telecommunications equipment in the amount of $99,000 over a three year period. As of October 1, 2011, we have an obligation of $72,000 remaining under this commitment.

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

In no event will the Payout Amount exceed $890,000. The allocation of the Payout Amount, if any, among our eligible executive management will be determined by our Compensation Committee and/or independent directors at a later date.  As of October 1, 2011, no bonus amounts have been accrued pursuant to the Plan.  The Plan is filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2011.

TRANSACTIONS WITH RELATED PARTIES

During the thirty-nine weeks ended October 2, 2010, we incurred immaterial legal fees for services provided by Bingham McCutchen, LLP, a law firm in which a member of our Board of Directors, Andrew Lipman, owns an equity interest. During the thirty-nine weeks ended October 1, 2011, we did not incur any legal fees for services provided by Bingham McCutchen, LLP.  Our Board of Directors has affirmatively determined that such payments do not constitute a material relationship between the director and the Company and concluded the director is independent as defined by the NASDAQ corporate governance rules. All payments were made within the limitations set forth by NASDAQ Rules as to the qualifications of an independent director.

As of October 1, 2011, there was one outstanding line of credit between us and our Chief Executive Officer, Richard P. Nespola, which originated in fiscal year 2001. Aggregate borrowings outstanding against the line of credit at October 1, 2011 and January 1, 2011 totaled approximately $212,000 and $300,000, respectively. The outstanding principal amount and accrued interest were paid in full to us by Mr. Nesploa after the end of the third quarter.

The outstanding principal is included in Prepaid and Other Current Assets in the current assets section of the Condensed Consolidated Balance Sheets as of October 1, 2011 and January 1, 2011. The interest rate charged for each advance under the loan was based upon the Applicable Federal Rate (AFR), as announced by the Internal Revenue Service, for short-term obligations (with annual compounding) in effect for the month in which the advance was made. Pursuant to the Sarbanes-Oxley Act, no further loan agreements or draws against the line may be made by us, or arranged by us for our executive officers. Interest payments on this loan were current as of October 1, 2011.

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

A review and evaluation was performed by our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of October 1, 2011.

There were no changes in our internal control over financial reporting during the fiscal quarter ended October 1, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Management Network Group, Inc.
(Registrant)

Date: November 14, 2011	By	/s/ Richard P. Nespola
(Signature)
Richard P. Nespola
Chairman and Chief Executive Officer
(Principal executive officer)

Date: November 14, 2011	By	/s/ Donald E. Klumb
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