Form 10-K
period 2011-12-31
MANAGEMENT NETWORK GROUP INC
filed 2012-03-30
CIK 1094814

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, as of July 2, 2011 was approximately $10,700,000. Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded for purposes of this calculation. The treatment of such holders as affiliates for purposes of this calculation is not intended as a conclusive determination of affiliate status for other purposes. As of March 23, 2012, the Registrant had 7,093,872 shares of common stock, par value $0.005 per share (the Common Stock), issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be provided in Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K is hereby incorporated by reference from our definitive 2012 proxy statement which will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 2011.

THE MANAGEMENT NETWORK GROUP, INC.

FORM 10-K

Exhibits
Employment Agreements
List of Subsidiaries
Consent of Independent Registered Public Accounting Firm
302 Certification of Chief Executive and Chief Financial Officer
Section 906 Certification

PART I

When used in this report, unless the context requires otherwise, the terms "TMNG," "TMNG Global," "we," "us," "our" or the "Company" refer to The Management Network Group, Inc. and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

With the exception of current and historical information, this Annual Report on Form 10-K contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements of assumptions underlying such statements, and statements of the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future. Forward-looking statements can often be identified by the use of forward-looking terminology, such as "will be," "should," "could," "plan," "estimate," "intend," "continue," "believe," "may," "expect," "hope," "anticipate," "goal" or "forecast," variations thereof or similar expressions.

Forward-looking statements involve risks and uncertainties and are not guarantees of future performance or results. Our actual financial condition, results of operations or business may vary materially from those contemplated by such forward looking statements. Investors are cautioned not to place undue reliance on any forward-looking statements. Factors that might affect actual results, performance, or achievements include, among other things, the factors described in "Risks Related to Current Economic Conditions and Technology" in Item 1 below and the following factors:

•	conditions in the industry sectors that we serve, including the economic conditions in such industry sectors, that can result in slowing client decisions on proposals and project opportunities along with scope reduction of existing projects;

•	the financial condition and business strategies of our customers in the communications, digital media and technology industries and the investment banking and private equity firms investing in the communications industry;

•	overall economic and business conditions, including the current economic slowdown;

•	the level of demand for our services;

•	the potential continuation or recurrence of recent losses from operations, negative cash flow and reductions in our cash reserves;

•	our ability to retain the limited number of large clients that constitute a major portion of our revenues;

•	fluctuations in our quarterly operating results;

•	our ability to reduce our cost structure to align with reduced demand and to control costs under fixed fee contracts, which make up a substantial portion of our business;

•	our ability to compete in intensively competitive markets, including our ability to address actions by competitors that could render our services less competitive, such as increasing price competition in recent years, which may cause our revenues, gross profits and income to decline;

•	our ability to address the challenges of conducting business in foreign countries, including risks of unfavorable foreign currency exchange rates or fluctuations and changes in local laws;

•	the possibility of further impairments of goodwill if our financial performance does not meet or exceed our projections used to value the assets or if there is a further decline in our stock price;

•	our ability to successfully integrate acquisitions and to successfully locate new acquisition candidates;

•	our level of cash and non-cash expenditures;

•	technological advances and competitive factors in the markets in which we compete;

•	the possibility of the cancellation of key client contracts, which may be cancelled on short notice;

•	the ability to successfully launch new product and market initiatives, including our new mobile device leasing initiative;

•	the ability to retain key management and consulting personnel, particularly given the performance of our stock and the impact of a low stock price on the value of share-based compensation;

•	the possible reclassification of our independent contractors as full-time employees by the taxing and/or labor and employment authorities of competent jurisdiction;

•	the possibility of professional liability claims and costs and potential liability relating to such claims and other litigation affecting the Company;

•	the loss of key intellectual property;

•	our ability to satisfy the continued listing requirements of the NASDAQ Stock Market; and

•	the possibility that our ability to utilize tax net operating loss carryforwards to offset future taxable income will be limited if we are deemed to have an ownership change as defined by Section 382 of the Internal Revenue Code.

Other factors that we have not identified in this document could also have this effect. All forward-looking statements made in this Annual Report on Form 10-K are made as of the date hereof. We will not necessarily update the information in this Annual Report on Form 10-K if any forward-looking statement later turns out to be inaccurate.

ITEM 1.	BUSINESS

GENERAL

TMNG, a Delaware corporation, founded in 1990, is a leading provider of professional services and technical solutions to the global leaders in the communications, digital media, and technology industries. We offer a fully integrated suite of offerings including strategy, management, marketing, operational, and technology consulting services, as well as software solutions and application development (see "Services" in Item 1). We have consulting experience in virtually every major aspect of managing and operating a global communications company. Our heritage of industry knowledge and deep technical and operational expertise has allowed us to continually enhance the software solutions and proprietary toolsets that enable our advisory, analytical, operational, and technical support. In this way, our clients can leverage our expertise to optimize their performance, improve cash flow and gain sustainable competitive advantage in the market.

Our clientele includes a variety of businesses whose products, services and interests are focused on the evolution of the communications industry, including wireless and traditional wireline communications service providers, cable multiple systems operators (MSOs) as well as technology companies, media and entertainment companies, and financial services firms that invest in the communications industry. Our clients are principally located in the United States, United Kingdom and Western Europe. We believe we are unique in our ability to provide a comprehensive business and technology solution to the communications industry, including strategy consulting and business planning, organizational development, market research and analysis, product/service definition and launch, customer acquisition and retention, program management, technical support, process modeling and software solutions for business support systems and operations support systems. Our software and application development capabilities are primarily targeted to clients' revenue and service assurance, and data management initiatives.

Our services are provided by a blend of experienced senior professionals from the communications industry and professionals recruited from both universities and other professional services firms. As it relates to most key software and technology decisions, we believe our clients value our unbiased approach of providing technology-agnostic and vendor-neutral evaluations and recommendations that are based on a thorough knowledge of each solution and each client's unique situation. Therefore, we are able to capitalize on extensive experience across complex multi-technology communications systems environments to provide what we believe are the most sound and practical recommendations to our clients.

We have evolved our business from its original focus of providing primarily management and operational consulting services to today providing an integrated suite of product and service offerings to the communications marketplace. We have increased the depth and breadth of skill sets in our employee work base, diversified our technical competencies, expanded our core management consulting offerings and positioned us to compete internationally. We believe these actions have expanded key client relationships, have differentiated us in the market with respect to serving the needs of large global communication service providers, and provided for expansion of our key direct distribution channel elements.

We strengthened TMNG's technology consultancy services and broadened our service offerings through the addition of Ascertain®, an innovative and modular software suite that features advanced revenue assurance and data integrity tools that when customized and integrated into client environments support fixed, wireless, internet service provider (“ISP”), data and content environments. We added Ascertain to our offerings portfolio through our acquisition of Cartesian Limited (“Cartesian”) in 2007. Cartesian brought expertise in billing management and revenue assurance — two traditional strengths of our consulting business — but did so from a technology and network perspective, thus complimenting our business process focus. The addition of software solutions to our offerings portfolio has enabled TMNG to strengthen our position with clients. Building on its technical expertise, Cartesian has developed an innovative and modular software suite, called Ascertain®, which features advanced revenue assurance and data integrity tools that when customized and integrated into client environments support fixed, wireless, internet service provider ("ISP"), data and content environments. Cartesian's client list includes "Tier 1" companies in the United Kingdom and Europe, and in recent years, TMNG has begun early introduction of the product with U.S.-based carriers and cable system operators, opening a potentially significant new market to this product.

We have diversified our client base organically by building a cable and broadband practice. With the convergence of this industry around multiple video, data and voice service offerings, we apply our traditional expertise in complex business processes such as revenue assurance, billing management, and mediation, as well as in leading functional areas like program management offices, across the global converging communications marketplace. We have developed solutions to assist content providers, and media companies as they cope with the operational complexities of launching new products and services; attempt to streamline their business systems and processes following merger and acquisition activity; and address product lifecycle issues in the wake of competitive pressures. We are also providing program management, business process, service assurance and leadership teams for cable MSO's as they launch new digital voice product and service rollouts, including voice over internet protocol offerings, and focus on their 4G wireless launch.

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

MARKET OVERVIEW

The global communications industry is evolving around a convergence of voice, data and video or content-based communications. Market factors including regulatory decisions, new technologies, especially wireless devices and applications and social media, industry consolidation and the migration to cloud computing have stimulated growth and new investment in the sector. These dynamics are bringing new competitors to the market, such as Apple, Google and Netflix, challenging existing industry competitors to explore new business models, and driving consolidation within sectors such as traditional wireline and wireless telecommunications. In addition, cable communications companies that historically primarily offered video services are now positioning themselves as providers of voice and other data and content services. Wireline, wireless and cable companies alike are focused on convergence and partnering — where any type of content or application can be delivered seamlessly across fixed or mobile networks.

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

It has been our experience that because the expertise necessary to address the market's needs is typically outside communications companies core competencies, they must ultimately either recruit and employ talent with the necessary experience or retain outside specialists. Additionally, the convergence of the communications, media and entertainment industries has brought forth many new competitors from outside the traditional communications industries who we believe do not possess the experience or skill sets needed to execute new business plans. We believe due to the range of expertise required and the time and expense associated with hiring and training new personnel, bringing expertise in-house is often not a viable option. We believe customers will continue to contract with consultative firms or outsource some of the expertise required to adapt to new environments and capitalize on new technologies now emerging, while maintaining a cost effective structure. When retaining outside specialists, we believe communications companies need experts who fully understand the communications industry and can provide timely and unbiased advice and recommendations for cost-effective solutions, including revenue assurance and expense avoidance. TMNG has positioned its business to respond to these anticipated needs.

BUSINESS STRATEGY

Our objective is to establish ourselves as the consulting company of choice to the global leaders in the communications, digital media, and technology industries, which includes the service providers, content creators, and technology companies that serve the industry and the financial services and investment banking firms that invest in the sector. In 2011 and continuing in the near term, we are placing greater emphasis on cultivating our top client relationships and their most strategic initiatives, with the goal of expanding market penetration and share with these clients. We also continue to investigate opportunities with other, smaller clients that offer a high probability of a return on our business development investment. The following are key strategies we have adopted to pursue our objectives.

- Develop and evolve offerings, solutions and thought leadership

We plan to continue expanding and evolving our end-to-end solutions. Expanding our consulting and technical solutions involves building the capabilities that support change elements in the adoption of IP and wireless technology, support of convergence of communications with media and content, with emphasis on wireless, and the migration of IT environments to cloud computing platforms. We plan to continue to extend our product and service offerings to the communications, digital media and technology industries. We believe wireline and wireless providers will be strategically focused on the following key initiatives: adding, bundling and converging service offerings (i.e., wireline, wireless, high-speed data and video); reduction of costs; reassessment of core competencies in order to leverage strengths and minimize weaknesses; migration to new technologies — next generation wireless and IP and driving efficiency in their business models while spending less on information technology in the near term, given the current economic environment. We also believe that our clients will expand service offerings through cloud IT environments and look to such environments to reduce operating costs. We have expanded our strategic and operating expertise surrounding the creation and operation of cloud infrastructure and services. Our solutions will assist clients in redefining their competitive position, launching new products and services and generating revenues through integrated offerings. Such offerings will also be focused on increasing clients' efficiencies in these transformations. We will also continue to strengthen our position with clients by leveraging our embedded software-based solutions, including Ascertain and Ascertain-based solutions, including through development of applications based on these solutions in such areas as mobile handset recapture and leasing. We will also evaluate expanding our offerings to include managed services, possibly with partners surrounding these initiatives.

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

We enhance consultants' existing skill sets with proprietary toolsets that provide methodologies they use to augment their experience and help analyze and solve clients' problems. We utilize a network of databases to serve as a knowledge base, enabling consultant collaboration on engagements and providing support information and updates of TMNG current toolsets and releases of next generation tools. Finally, we continue to manage our flexible and unique employee and independent subject matter expert model to maximize skill set offerings, while minimizing the effect of non-billable consultant time.

- Enhancing our global presence

We plan to further enhance our presence beyond the United States and United Kingdom, with emphasis on current top revenue generating clients on the European continent. We believe the competitive market expertise of our U.S. consultants can be a key factor for foreign companies facing the business issues associated with deregulation and competition, especially in Europe. We believe Cartesian and our strategy consulting expertise strengthen TMNG Global's presence and capabilities in key European markets.

- Increase penetration within top revenue-generating clients

In response to the economic downturn, we adjusted our sales strategy to focus on increasing the number of engagements within our top revenue-generating clients and minimize new business related costs. The approach included volume pricing arrangements and was designed to give us both revenue visibility and add efficiency to the model so as to ensure optimum utilization of our consultant base. In fiscal year 2011, 84% of our revenues came from our ten most significant customers, unchanged from 84% in fiscal year 2010.

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

- Knowledge Management

We assist our clients in managing the process of capturing and cultivating information that exists within their organizations. We utilize an integrated partnership approach to seamlessly leverage an organization's human knowledge capital. We provide a tailored solution to solve problems associated with knowledge creation and distribution, sharing and leveraging existing knowledge, tools and processes. Our approach connects people to information to enable organizations to best leverage existing assets, define competitive advantage and create measurable business value.

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

As mentioned, TMNG Global has expanded its suite of revenue assurance assessment tools to include Ascertain®, a flexible, scalable, configurable revenue management and data integrity toolset that provides timely evaluation of processes, metrics and control points. A fifth generation platform developed by the revenue assurance experts at Cartesian, Ascertain® is among the industry's most widely deployed revenue assurance tools in Europe and is able to support fixed, wireless, ISP, data, and content environments.

- Program Management

We have a track record of success in the management, execution and delivery of quality consulting services in a cross-functional program management environment. We provide independent, impartial, centralized management and governance of a complex series of inter-related projects using a small group of experienced and dedicated resources. Our approach enables an organization to deliver projects faster, with higher quality, at less cost and within estimates, to meet — and often — exceed expectations. Our PMO engagements are supported by a superb track record, proven tool sets and methodologies, a focus on ‘what works' and a keen understanding of both the financial imperatives of the business and the drivers of customer satisfaction.

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

In 2011, we expanded our Ascertain suite with the launch of SmartXchange, our global managed service offering for device recapture, and we are currently developing related applications to address the potential market for mobile device leasing.

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

COMPETITION

The market for communications consulting services remains intensely competitive, highly fragmented and rapidly changing. We face competition from major business and strategy consulting firms, large systems integration and major global outsourcing firms as a result of the outsourcing of business support systems and operating support systems by communications companies, offshore development firms from the Asian markets, equipment and software firms that have added service offerings, boutique consulting firms and customers' internal resources. We believe that there has been a significant increase in recent years in demand for firms that can bundle business process outsourcing, or BPO, with systems and technical integration. Many of our competitors are large organizations that provide a broad range of services to companies in many industries, including the communications industry. In addition, we compete with boutique firms that maintain specialized skills and/or geographical advantages. Many information technology consulting firms also maintain significant practice groups devoted to the communications industry. Many of these competitors have significantly greater financial, technical and marketing resources and greater name recognition than us.

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

We believe we have a competitive advantage due to our exclusive focus on the communications, digital media and technology industries, and the comprehensive offerings we provide to our customers. We also believe the complementary experience and expertise of our professionals represents a competitive advantage. With the communications industry experiencing consolidation, the convergence with media and entertainment, increased bandwidth demands driven by the adoption of consumer devices and social media, and the migration to cloud computing, we believe our principal competitive factor is our specialized and continual focus on the communications industry and the ability to develop and deliver solutions that enhance client revenue and asset utilization and provide return on investment. Our biggest challenge is normally the customer's internal resources and budget constraints. As a result, the most significant competitive advantage becomes long-term relationships with key client executives that have developed over time from consistency in responsiveness to their needs, quality and reliability of consultants and deliverables, and an appropriate price/value formula.

We have experienced reduced demand in certain offerings and a market trend of increased price competition, resulting primarily from market evolution and large firms with offshore capabilities and the financial resources to aggressively price engagements in which they have a particular interest in obtaining and the ability to provide technical support and outsourcing. These developments have required us to focus on decreasing our overall cost structure to align with lower revenue levels and direct our resources toward our top revenue generating clients in which we are deeply imbedded.

RISKS RELATED TO CURRENT ECONOMIC CONDITIONS AND TECHNOLOGY

The economic outlook, as always, is subject to change and the recent challenges of the financial markets and regulatory environments have expanded into the broader marketplace and have impacted many sectors. In addition, the rate of change brought about by new technology within the communications and media sector and related impact on our clients' business models may cause our clients to cancel or delay consulting initiatives. Our efforts to down-size, when necessary, in a manner intended to mirror a downturn in economic conditions, could encounter delays and be costly. In addition, global economic change could add to volatility in foreign exchange rates, result in further reduced demand for our services, cause continued pricing pressure and possible project cancellations or delays, and possibly create lower revenues and operating margins resulting from price reduction pressures for our services. Declines in our revenues and gross profits would have a significant impact on our financial results, particularly because a significant portion of our operating costs are fixed in advance of a particular quarter. In addition, our future revenues and operating results may fluctuate from quarter to quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, consultant utilization rates, the use of estimates to complete ongoing projects, general economic conditions and other factors. Any of these events could materially and adversely impact our business, financial condition and results of operations.

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

During fiscal year 2011, we utilized approximately 476 consultants, representing a combination of employee client service personnel and independent contracting firms. Of these, 412 were employee consultants and approximately 64 were working on engagements for us primarily through independent subcontracting firms. In addition to the consultants, we have an administrative staff of approximately 54 employees in the accounting and finance, marketing, recruiting, information technology, human resources, legal and administrative areas. As of December 31, 2011, we had 315 total employees, of which 230 were full-time.

BUSINESS SEGMENTS

We identify our segments based on the way management organizes the business to assess performance and make operating decisions regarding the allocation of resources. In accordance with Accounting Standards Codification 280-10, Segment Reporting, we have concluded that we have two reportable segments: the North America segment and the EMEA segment. The North America segment is comprised of three operating segments (Strategy, North America Cable and Broadband, and North America Telecom), which are aggregated into one reportable segment based on the similarity of their economic characteristics. The EMEA segment is a single reportable, operating segment that encompasses the Company's operational, technology and software consulting operations outside of North America. Both reportable segments offer management consulting, custom developed software, and technical services.

For a discussion of operating results by segment, please see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 6, Business Segments, Major Customers and Significant Group Concentrations of Credit Risk, in the Notes to the Consolidated Financial Statements.

MAJOR CUSTOMERS

Since our inception, we have provided services to over a thousand domestic and international customers, primarily communication service providers and large technology and applications firms serving the communications industry and financial firms that invest in the sector. In recent years, we have added to our base of customers with cable, media and entertainment clients looking to leverage communications infrastructure to deliver offerings to the market. We depend on a small number of key customers for a significant portion of revenues. For fiscal year 2011, three customers accounted for 27%, 15% and 10%, respectively, of our revenues. No other single customer accounted for 10% or more of our revenues. Also during fiscal year 2011, our top ten customers accounted for approximately 84% of total revenues. We generally provide discounted pricing for large projects on fixed commitments with long-term customers. Because our clients typically engage services on a project basis, their needs for services vary substantially from period to period.

We continue to concentrate on large wireline, wireless, and cable MSOs headquartered principally in North America, the United Kingdom and Western Europe, as well as media and entertainment clients. We seek to offer broad and diversified services to these customers. We anticipate that operating results will continue to depend on volume services to a relatively small number of customers.

FOREIGN MARKETS

A substantial portion of our business is conducted in foreign markets and a substantial portion of our revenues and costs are derived from our international business. Our international revenues in the fiscal year ended December 31, 2011 represented 27.3% of our total revenues, up from 25.8% in the same period of 2010, primarily as a result of fewer domestic strategy engagements during fiscal 2011 as compared with fiscal 2010. Our international operations expose us to a number of business and economic risks, including unfavorable foreign currency exchange rates or fluctuations; our ability to protect our intellectual property; the impact of foreign laws, regulations and trade customs; U.S. and foreign taxation issues; potential limits on our ability to repatriate foreign profits; and general political and economic trends, including the potential impact of terrorist attacks or international hostilities. If we are unable to achieve anticipated levels of revenues from or efficiently manage our international operations, our overall revenues and profitability may decline.

INTELLECTUAL PROPERTY

Our success is dependent, in part, upon proprietary processes and methodologies. We rely upon a combination of copyright, trade secret, and trademark law to protect our intellectual property. Additionally, employees and consultants sign non-disclosure agreements to assist us in protecting our intellectual property.

SEASONALITY

In the past, we have experienced seasonal fluctuations in revenues in the fourth quarter due primarily to the fewer number of business days because of the holiday periods occurring in that quarter. We continue to experience fluctuations in revenue in the fourth quarter and with global expansion, may experience fluctuations in summer months and other holiday periods.

WEBSITE ACCESS TO INFORMATION

Our internet website address is www.tmng.com. We make available free of charge through our website all of our filings with the Securities and Exchange Commission ("SEC"), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC. The charters of our audit, nominating and compensation committees and our Code of Business Conduct are also available on our website and in print to any stockholder who requests them.

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

On January 10, 2012, Richard P. Nespola, our former chief executive officer and former chairman of the board and a current member of our Board of Directors, filed an action, Richard P. Nespola v. The Management Network Group, Inc., against us with the American Arbitration Association. In this action, Mr. Nespola claims that we breached his employment agreement and an implied covenant of good faith and fair dealing by: (i) improperly deciding not to renew his employment agreement, and (ii) subsequently deciding to terminate his employment for cause. Further, Mr. Nespola claims we defamed him by publishing to our Board of Directors allegedly false reasons for terminating his employment for cause. Mr. Nespola seeks in excess of $1.6 million in damages plus attorneys’ fees and costs. TMNG denies Mr. Nespola’s allegations, does not believe the action has any merit and intends to defend against it vigorously. This proceeding is at a preliminary stage and we are unable to reasonably estimate any possible loss or range of possible loss given the current status of the arbitration and given the inherent uncertainty in predicting any future judicial or arbitration decision or other resolution of the proceeding. The arbitration is currently stayed pending resolution of Richard P. Nespola v. The Management Network Group, Inc., and American Arbitration Association, a New York state court action filed by Mr. Nespola alleging that the American Arbitration Association improperly transferred the arbitration proceedings from New York to Overland Park, Kansas and requesting that the New York state court overturn the transfer and assign a New York arbitrator. We are currently opposing this action as well, as we believe the American Arbitration Association decision was valid.

In addition, the Company may become involved in various legal and administrative actions arising in the normal course of business. These could include actions brought by taxing authorities challenging the employment status of consultants utilized by the Company. In addition, future customer bankruptcies could result in additional claims on collected balances for professional services near the bankruptcy filing date. The resolution of any of such actions, claims, or the matters described above may have an impact on the financial results for the period in which they occur.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is quoted on the NASDAQ Stock Market under the symbol TMNG. The high and low price per share for the Common Stock for each quarter of the fiscal years ending December 31, 2011 and January 1, 2011, in all cases, as adjusted for the one-for-five reverse common stock split effected on February 7, 2010:

	High	Low
First quarter, fiscal year 2011	$2.61	$2.20
Second quarter, fiscal year 2011	$2.88	$2.14
Third quarter, fiscal year 2011	$2.65	$1.96
Fourth quarter, fiscal year 2011	$2.15	$1.42

	High	Low
First quarter, fiscal year 2010	$2.90	$1.65
Second quarter, fiscal year 2010	$3.40	$2.03
Third quarter, fiscal year 2010	$2.95	$2.15
Fourth quarter, fiscal year 2010	$3.00	$2.07

The above information reflects inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

As of March 23, 2012, there were approximately 72 holders of record of our Common Stock.

Holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available. To date, we have not paid any cash dividends on our Common Stock and do not expect to declare or pay any cash or other dividends in the foreseeable future.

During the year ended December 31, 2011, we did not sell any unregistered equity securities.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K. Statements included in this discussion that are not statements of current or historical information may constitute forward-looking statements. Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements of assumptions underlying such statements, and statements of the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future. Forward-looking statements can often be identified by the use of forward-looking terminology, such as "will be," "should," "could," "plan," "estimate," "intend," "continue," "believe," "may," "expect," "hope," "anticipate," "goal" or "forecast," variations thereof or similar expressions. Certain risks and uncertainties could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause a difference include, but are not limited to, conditions in the industry sectors that we serve (including the delay of client decisions on proposals and project opportunities along with scope reduction of existing projects), overall economic and business conditions (including the conditions in the credit markets and general economic conditions), our ability to retain the limited number of large clients that constitute a major portion of our revenues, technological advances and competitive factors in the markets in which we compete, and the factors identified in the Cautionary Statement Regarding Forward-Looking Information in Part I of this report. Other factors that we have not identified in this document could also have this effect. All forward-looking statements made in this Annual Report on Form 10-K are made as of the date hereof. We will not necessarily update the information in this Annual Report on Form 10-K if any forward-looking statement later turns out to be inaccurate.

We report our financial data on a 52/53-week fiscal year for reporting purposes. Fiscal years 2011 and 2010 were both composed of 52 weeks. For further discussion of our fiscal year end see Item 8, "Consolidated Financial Statements," Note 1 of the Notes to the Consolidated Financial Statements, "Organization and Summary of Significant Accounting Policies," contained herein.

OVERVIEW

Included in Item 1, "Business" is discussion that includes a general overview of our Business, Market Overview, Business Strategy, Services and Competition. The purpose of this executive overview is to complement the qualitative discussion of the Business from Item 1.

TMNG is among the leading providers of professional services and technical solutions to the global leaders in the communications, digital media, and technology industries. We offer a fully integrated suite of consulting offerings including strategy, organizational development, knowledge management, marketing, operational, and technology consulting services. We have consulting experience with almost all major aspects of managing a global communications company. Our portfolio of solutions includes proprietary methodologies and toolsets, deep industry experience, and hands-on operational expertise and licensed software. These solutions assist clients in tackling complex business problems.

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

In the first quarter of 2012, we established Mobile Device Lease xChange, or MDLx, as a wholly-owned subsidiary to provide carriers with a viable smartphone leasing offering. MDLx is intended to operate as a third party administration company for wireless carriers that will provide a comprehensive and integrated business and operating model for mobile device leasing and the complete technology platform for lease administration and accounting. MDLx provides an end-to-end solution that quickly allows carriers to reduce the economic impact of handset subsidies while providing consumers with access to more frequent mobile device upgrade opportunities.

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

Revenues are driven by the ability of our team to secure new project contracts and deliver those projects in a way that adds value to our client in terms of return on investment or assisting clients to address a need or implement change. For fiscal 2011, revenues decreased 6.2% to $63.1 million from $67.2 million for fiscal 2010 driven primarily by decreased project demand for our strategic consultative offerings. Our international revenues were approximately 27.3% of total revenues during fiscal 2011 as compared to 25.8% for fiscal 2010. Our revenues are denominated in multiple currencies and are impacted by currency rate fluctuations.

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

Our gross margin was 37.0% for fiscal 2011 compared with 37.8% for fiscal 2010. In general, the most significant items that impact our margins include the mix of project types, utilization of personnel and competitive pricing decisions, including volume discounts. The decrease in gross margin is due primarily to losses incurred on one Ascertain software installation as well as lower staff utilization in our EMEA Segment, partially offset by a reduction of volume incentive programs in our North America segment.

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

Selling, general and administrative expenses for fiscal 2011 were unchanged from fiscal 2010 at $27.1 million. However, selling, general and administrative expenses increased as a percentage of revenues to 42.9% in fiscal 2011 from 40.3% in fiscal 2010. The increase in selling, general and administrative expenses as a percentage of revenue is driven by a combination of lower revenues and higher salary and other personnel related costs, directly impacted by lower utilization. We continue to evaluate selling, general and administrative expenses to maintain an appropriate cost structure relative to revenue levels, including taking steps to effect significant selling, general and administrative cost reductions in the first quarter of fiscal year 2012.

Intangible asset amortization included in operating expenses decreased to $0.5 million in fiscal 2011 from $1.4 million in fiscal 2010. The decrease in amortization expense was due to the completion of amortization of all intangibles recorded in connection with our acquisitions of Cartesian Ltd and RVA Consulting LLC (“RVA”).

We recorded net losses of $4.4 million and $2.2 million for fiscal years 2011 and 2010, respectively. The increase in the net loss is due to the factors described above. The rate of change in the communications industry, driving convergence of media and telecommunications, consolidation of smaller providers and expanded deployment of wireless capabilities have added both opportunity and uncertainty for our clients. The general result is overall reduced client spending on many capital and operational initiatives. This reduction in spending, coupled with increased competition pursuing fewer opportunities, could result in further price reductions, fewer client projects, under-utilization of consultants, reduced operating margins and loss of market share. Declines in our revenues can have a significant impact on our financial results. Although we have a flexible cost base comprised primarily of employee and related costs, there is a lag in time required to scale the business appropriately if revenues are reduced. In addition, our future revenues and operating results may fluctuate from quarter to quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, consultant utilization rates, general economic conditions and other factors.

We focus on our liquidity position and made significant progress in 2011. Cash and cash equivalents increased by $6.5 million during fiscal 2011 primarily as a result of our sale of $5.9 million of long-term investments in auction rate securities. From a cash flow perspective, cash flows provided by operating activities were $1.3 million during fiscal year 2011 while cash flows used in operating activities were $1.1 million during fiscal year 2010. The significant change in cash flows from operating activities for fiscal year 2011 as compared to fiscal year 2010 was primarily due to changes in working capital.

At December 31, 2011, we had working capital of approximately $18.8 million. Working capital increased by $2.7 million from January 1, 2011 primarily due to the liquidation of auction rate securities of $5.9 million, partially offset by operating losses.

CRITICAL ACCOUNTING POLICIES —

Our significant accounting policies are summarized in Note 1 of the Notes to the consolidated financial statements included in Item 8 "Consolidated Financial Statements" of this report.

While the selection and application of any accounting policy may involve some level of subjective judgments and estimates, we believe the following accounting policies are the most critical to our consolidated financial statements, potentially involve the most subjective judgments in their selection and application, and are the most susceptible to uncertainties and changing conditions:

•	Impairment of Goodwill and Long-lived Assets;

•	Revenue Recognition;

•	Accounting for Income Taxes; and

•	Research and Development and Software Development Costs.

Impairment of Goodwill and Long-lived Assets — As of December 31, 2011, we had $8.0 million in goodwill, which is subject to periodic review for impairment. FASB ASC 350 "Intangibles-Goodwill and Other" requires an evaluation of indefinite-lived intangible assets and goodwill annually and whenever events or circumstances indicate that such assets may be impaired. The evaluation is conducted at the reporting unit level and compares the calculated fair value of the reporting unit to its book value to determine whether impairment has been deemed to occur. As of December 31, 2011, we have approximately $4.0 million in goodwill allocated to both the North America Carrier and EMEA reporting units. Any impairment charge would be based on the most recent estimates of the recoverability of the recorded goodwill. If the remaining book value assigned to goodwill in an acquisition is higher than the estimated fair value of the reporting unit, there is a requirement to write down these assets.

Fair value of our reporting units is determined using a combination of the income approach and the market approach. The income approach uses a reporting unit's projection of estimated cash flows discounted using a weighted-average cost of capital analysis that reflects current market conditions. We also consider the market approach to valuing our reporting units utilizing revenue and EBITDA multiples. We compare the results of our overall enterprise valuation as determined by the combination of the two approaches to our market capitalization. Significant management judgments related to these approaches include:

•	Anticipated future cash flows and terminal value for each reporting unit — The income approach to determining fair value relies on the timing and estimates of future cash flows, including an estimate of terminal value. The projections use management's estimates of economic and market conditions over the projected period including growth rates in revenues and estimates of expected changes in operating margins. Our projections of future cash flows are subject to change as actual results are achieved that differ from those anticipated. Because management frequently updates its projections, we would expect to identify on a timely basis any significant differences between actual results and recent estimates.

•	Selection of an appropriate discount rate — The income approach requires the selection of an appropriate discount rate, which is based on a weighted average cost of capital analysis. The discount rate is affected by changes in short-term interest rates and long-term yield as well as variances in the typical capital structure of marketplace participants. The discount rate is determined based on assumptions that would be used by marketplace participants, and for that reason, the capital structure of selected marketplace participants was used in the weighted average cost of capital analysis. Given the current volatile economic conditions, it is possible that the discount rate will fluctuate in the near term.

•	Selection of an appropriate multiple — The market approach requires the selection of an appropriate multiple to apply to revenues or EBITDA based on comparable guideline company or transaction multiples. It is often difficult to identify companies or transactions with a similar profile in regards to revenue, geographic operations, risk profile and other factors. Given the current volatile economic conditions, it is possible that multiples of guideline companies will fluctuate in the near term.

As discussed in Note 4 of the Notes to the Consolidated Financial Statements, "Goodwill and Other Intangible Assets," the Company evaluates goodwill for impairment on an annual basis on the last day of the first fiscal month of the fourth fiscal quarter and whenever events or circumstances indicate that these assets may be impaired. The Company performs its impairment testing for goodwill in accordance with FASB ASC 350 "Intangibles-Goodwill and Other." Based on the results of the annual step one impairment test, management concluded that there was no impairment of goodwill during fiscal years 2011 and 2010. In addition, due to the loss of key leadership personnel and results of operations in the EMEA reporting unit during the thirteen weeks ended October 1, 2011, management performed step one of the goodwill impairment evaluation as of October 1, 2011. Based on the results of the interim step one impairment test, management concluded that the EMEA reporting unit’s carrying amount did not exceed its fair value as of October 1, 2011 and therefore the reporting unit’s goodwill was deemed not impaired. As of the date of the interim impairment test, October 1, 2011, and the date of the annual impairment test, the fair values of our North America Carrier and EMEA reporting units are substantially in excess of their carrying values. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical 10% decrease to the fair value of each reporting unit. Had the estimated fair values of each reporting unit been lowered by 10% as of October 1, 2011, the fair value of the reporting unit would have still significantly exceeded the carrying value.

In accordance with FASB ASC 360, "Property, Plant and Equipment," we use our best estimates based upon reasonable and supportable assumptions and projections to review for impairment of finite-lived assets and finite-lived identifiable intangible assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of our assets might not be recoverable.

Revenue Recognition — We recognize revenues from time and materials consulting contracts in the period in which our services are performed. We recognized $29.1 million and $27.4 million in revenues from time and materials contracts during fiscal years 2011 and 2010, respectively. In addition to time and materials contracts, our other types of contracts include fixed fee contracts. We recognize revenues on milestone or deliverables-based fixed fee contracts and time and materials contracts not to exceed contract price using the percentage of completion-like method described by FASB ASC 605-35, "Revenue Recognition — Construction-Type and Production-Type Contracts". For fixed fee contracts where services are not based on providing deliverables or achieving milestones, we recognize revenues on a straight-line basis over the period during which such services are expected to be performed. During the fiscal years 2011 and 2010, we recognized $34.0 million and $39.8 million, respectively, in revenues on fixed fee contracts. In connection with some fixed fee contracts, we receive payments from customers that exceed recognized revenues. We record the excess of receipts from customers over recognized revenue as deferred revenue. Deferred revenue is classified as a current liability to the extent it is expected to be earned within twelve months from the date of the balance sheet.

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

In addition to the professional services related to the customization and implementation of software, we also provide post-contract support ("PCS") services, including technical support and maintenance services. For those contracts that include PCS service arrangements which are not essential to the functionality of the software solution, we separate the FASB ASC 605-35 software services and PCS services utilizing the multiple-element arrangement model prescribed by FASB ASC 605-25, "Revenue Recognition — Multiple-Element Arrangements". FASB ASC 605-25 addresses the accounting treatment for an arrangement to provide the delivery or performance of multiple products and/or services where the delivery of a product or system or performance of services may occur at different points in time or over different periods of time. We utilize FASB ASC 605-25 to separate the PCS service elements and allocate total contract consideration to the contract elements based on the relative fair value of those elements utilizing PCS renewal terms as evidence of fair value. Revenues from PCS services are recognized ratably on a straight-line basis over the term of the support and maintenance agreement.

We also may enter into contingent fee contracts, in which revenue is subject to achievement of savings or other agreed upon results, rather than time spent. Due to the nature of contingent fee contracts, we recognize costs as they are incurred on the project and defer revenue recognition until the revenue is realizable and earned as agreed to by our clients. Although these contracts can be very rewarding, the profitability of these contracts is dependent on our ability to deliver results for our clients and control the cost of providing these services. These types of contracts are typically more results-oriented and are subject to greater risk associated with revenue recognition and overall project profitability than traditional time and materials or fixed fee contracts. Revenues associated with contingent fee contracts were not material during fiscal years 2011 and 2010.

Accounting for Income Taxes — Accounting for income taxes requires significant estimates and judgments on the part of management. Such estimates and judgments include, but are not limited to, the effective tax rate anticipated to apply to tax differences that are expected to reverse in the future, the sufficiency of taxable income in future periods to realize the benefits of net deferred tax assets and net operating losses currently recorded and the likelihood that tax positions taken in tax returns will be sustained on audit. We account for income taxes in accordance with FASB ASC 740 "Income Taxes." As required by FASB ASC 740, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. FASB ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of December 31, 2011, cumulative valuation allowances in the amount of $34.1 million were recorded in connection with the net deferred income tax assets. As required by FASB ASC 740, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the guidance. Pursuant to FASB ASC 740, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As of December 31, 2011, we have no recorded liability for unrecognized tax benefits.

We have generated substantial deferred income tax assets related to our domestic operations, and to a lesser extent our international operations, primarily from the accelerated financial statement write-off of goodwill, the charge to compensation expense taken for stock options and net operating losses. Within our foreign operations, mostly domiciled within the United Kingdom, we have generated deferred tax assets primarily from the charge to compensation expense for stock options and operating losses. For us to realize the income tax benefit of these assets in the applicable jurisdiction, we must generate sufficient taxable income in future periods when such deductions are allowed for income tax purposes. In some cases where deferred taxes were the result of compensation expense recognized on stock options, our ability to realize the income tax benefit of these assets is also dependent on our share price increasing to a point where these options have intrinsic value at least equal to the grant date fair value and are exercised. In assessing whether a valuation allowance is needed in connection with our deferred income tax assets, we have evaluated our ability to generate sufficient taxable income in future periods to utilize the benefit of the deferred income tax assets. We continue to evaluate our ability to use recorded deferred income tax asset balances. If we continue to report domestic or international operating losses for financial reporting in future years in either our domestic or international operations, no additional tax benefit would be recognized for those losses, since we will not have accumulated enough positive evidence to support our ability to utilize net operating loss carry-forwards in the future.

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

Research and Development and Software Development Costs — Software development costs are accounted for in accordance with FASB ASC 985-20, "Software — Costs of Software to Be Sold, Leased, or Marketed." Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. We capitalize development costs incurred during the period between the establishment of technological feasibility and the release of the final product to customers. During fiscal years 2011 and 2010, $569,000 and $595,000, respectively, of these costs were expensed as incurred. No software development costs were capitalized during either fiscal year 2011 or 2010.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The guidance seeks further convergence of the fair value recognition standards between U.S GAAP and that of the International Financial Reporting Standards (IFRS). The ASU contains clarification of certain terminology to match the guidance provided by the IFRS standard, but also provides more specific guidance related to the treatment of premiums or discounts in the measurement of fair value, among other guidance, as well as prescribes additional disclosure requirements, including the level in the fair value hierarchy of assets or liabilities that are not measured at fair value in the balance sheet, but yet have fair value disclosure requirements. This update is effective for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact that the adoption of this guidance will have on the consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which revises the manner in which entities present comprehensive income in their financial statements by removing the existing options available for the presentation of comprehensive income but rather requiring comprehensive income to be reported in either a separate continuous statement of comprehensive income or in a two statement presentation format that would highlight the components of income as the first statement and then a separate but yet consecutive statement presenting the components and totals of comprehensive income. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05, which indefinitely defers the effective date of certain provisions under ASU 2011-05, Presentation of Comprehensive Income. The amendments in ASU 2011-12 defer the requirement under ASU 2011-05 to present reclassification adjustments by component in both the statement where net income is presented and the statement where other comprehensive income is presented. This deferral was prompted by constituents’ concerns that the presentation requirements would be costly to implement and could add unnecessary complexity to financial statements. All other requirements in ASU 2011-05 remain effective for fiscal years, and for interim periods within those years, beginning after December 15, 2011. The Company currently presents comprehensive income in accordance with this standard.

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

RESULTS OF OPERATIONS

FISCAL 2011 COMPARED TO FISCAL 2010

REVENUES

Revenues decreased $4.1 million, or 6.2%, to $63.1 million for fiscal year 2011 from $67.2 million for fiscal year 2010. The reduction in revenues was primarily related to our North American segment which had lower revenues from strategy engagements, partially offset by an increase in management consulting projects and revenues from telecommunications carriers.

North America Segment — North America segment revenues decreased $3.4 million or 6.6%, to $47.8 million for fiscal year 2011 from $51.2 million for fiscal year 2010. This decrease in revenues is primarily due to a reduction in strategic consulting. During fiscal year 2011, this segment provided services on 169 customer projects, compared to 173 projects performed in fiscal year 2010. Average revenue per project was $283,000 and $296,000 for fiscal years ended December 31, 2011 and January 1, 2011, respectively. Revenues recognized in connection with fixed price engagements totaled $26.3 million and $29.3 million, representing 55.1% and 57.3% of total revenues of the segment, for the fiscal years ended December 31, 2011 and January 1, 2011, respectively.

EMEA Segment — Revenues of $15.3 million and $16.0 million were generated for fiscal years 2011 and 2010, respectively. All revenues were generated internationally. The decrease in revenues for fiscal year 2011 as compared to the 2010 period is primarily due to a decline in demand for technology and software services. During fiscal year 2011 and 2010, this segment provided services on 142 and 184 customer projects, respectively. Average software and services revenue per project was approximately $88,000 and $73,000 for fiscal years 2011 and 2010, respectively. Revenues from post-contract support services were approximately $2.8 million and $2.6 million for fiscal years 2011 and 2010, respectively. There were no material revenues from software licensing during fiscal years 2011 and 2010.

COST OF SERVICES

Costs of services decreased 5.0% to $39.8 million for fiscal year 2011 compared to $41.8 million for fiscal year 2010. Our gross margin was 37.0% for fiscal year 2011, compared to 37.8% for fiscal year 2010. Cost of services during fiscal year 2011 were $28.7 million and $11.1 million in our North America and EMEA segments, respectively. Cost of services during fiscal year 2010 were $31.0 million and $10.8 million in our North America and EMEA segments, respectively. Our North America segment gross margin was 40.1% for fiscal year 2011 compared to 39.4% for fiscal year 2010. The increase in gross margin in 2011 as compared to the same period of 2010 in our North America segment is primarily due to a reduction of volume incentive programs. Our EMEA segment gross margin was 27.3% for fiscal year 2011 compared to 32.6% for fiscal year 2010. Margin reductions in the EMEA segment are primarily related to losses incurred on one Ascertain software installation as well as lower staff utilization. Costs of services in the EMEA segment included amortization of intangible assets of $581,000 for fiscal year 2010 related to acquired software. There was no amortization of intangible assets in cost of services during fiscal year 2011.

OPERATING EXPENSES

Operating expenses decreased by $0.9 million, or 3.3%, to $27.6 million for fiscal year 2011 from $28.5 million for fiscal year 2010. Operating expenses for both periods included selling, general and administrative expenses (inclusive of share-based compensation) and intangible asset amortization.

Selling, general and administrative expenses for fiscal 2011 were unchanged from fiscal 2010 at $27.1 million. As a percentage of revenues, our selling, general and administrative expense was 42.9% for the fiscal year ended December 31, 2011, compared to 40.3% for the fiscal year ended January 1, 2011. The increase in selling, general and administrative expenses as a percentage of revenues is driven by lower revenues. We continue to evaluate alignment of costs to revenues for each operating segment.

Intangible asset amortization decreased by $0.9 million to $0.5 million for fiscal year 2011, compared to $1.4 million for fiscal year 2010. The decrease in amortization expense was due to the completion of amortization of all intangibles recorded in connection with acquisitions.

OTHER INCOME AND EXPENSES

Interest income was $63,000 and $193,000 for fiscal years 2011 and 2010, respectively, and represented interest earned on invested balances. Interest income decreased during fiscal year 2011 as compared to fiscal year 2010 due primarily to reductions in invested balances and interest rates. Subsequent to the liquidation of our auction rate securities in April 2011 and as of December 31, 2011, we primarily invest in money market funds. For fiscal year 2011, other income includes $312,000 in realized losses on the sale of auction rate securities classified as available for sale. For fiscal year 2010, other income includes $342,000 in realized holding gains for auction rate securities classified as trading securities, offset by realized losses on our ARS Rights of $286,000. In addition, other income for fiscal year 2010 includes $50,000 in realized holding losses for auction rate securities classified as available for sale that were sold during the period.

INCOME TAXES

We recorded income tax benefits of $79,000 and $710,000 for fiscal years 2011 and 2010, respectively. The income tax benefit in both fiscal years is primarily related to the release of reserves related to uncertain income tax positions due to the expiration of statutes of limitations, partially offset by deferred taxes recognized on intangibles amortized for income tax purposes but not for financial reporting purposes. In addition, the benefit in fiscal year 2010 was partially offset by interest recognized on reserves for uncertain tax positions. For both fiscal years, we recorded no income tax benefit related to our domestic and international pre-tax losses in accordance with the provisions of FASB ASC 740, "Income Taxes", which requires an estimation of our ability to use recorded deferred income tax assets. We currently have recorded a valuation allowance against all domestic and international deferred income tax assets generated due to uncertainty about their ultimate realization due to our history of operating losses. If we continue to report net operating losses for financial reporting in either our domestic or international operations, no additional tax benefit would be recognized for those losses, since we will not have accumulated enough positive evidence to support our ability to utilize the net operating loss carryforwards in the future.

NET LOSS

We had a net loss of $4.4 million for fiscal year 2011, compared to a net loss of $2.2 million for fiscal year 2010. This increase in net loss is primarily attributable to a decrease in revenues and related gross profit.

STATEMENT REGARDING NON-GAAP FINANCIAL MEASUREMENT

In addition to net loss and net loss per share on a GAAP basis, TMNG Global's management uses a non-GAAP financial measure, "Non-GAAP adjusted net income or loss," in its evaluation of our performance, particularly when comparing performance to the prior year's period and on a sequential basis. This non-GAAP measure contains certain non-GAAP adjustments which are described in the following schedule entitled "Reconciliation of GAAP Net Loss to Non-GAAP Adjusted Net Income." In making these non-GAAP adjustments, we take into account certain non-cash expenses and benefits, including tax effects as applicable, and the impact of certain items that are generally not expected to be on-going in nature or that are unrelated to our core operations. Management believes the exclusion of these items provides a useful basis for evaluating underlying business performance, but should not be considered in isolation and is not in accordance with, or a substitute for, evaluating our performance utilizing GAAP financial information. We believe that providing such adjusted results allows investors and other users of our financial statements to better understand TMNG Global's comparative operating performance for the periods presented. TMNG Global's non-GAAP measure may differ from similar measures by other companies, even if similar terms are used to identify such measures. Although TMNG Global's management believes the non-GAAP financial measure is useful in evaluating the performance of its business, TMNG Global acknowledges that items excluded from such measure have a material impact on our net loss and net loss per share calculated in accordance with GAAP. Therefore, management uses non-GAAP measures in conjunction with GAAP results. Investors and other users of our financial information should also consider the above factors when evaluating TMNG Global's results.

RECONCILIATION OF GAAP NET LOSS TO NON-GAAP ADJUSTED NET INCOME (LOSS)
(unaudited)
(in thousands, except per share data)

	Fifty-Two Weeks Ended December 31, 2011	Fifty-Two Weeks Ended January 1, 2011

Reconciliation of GAAP net loss to non-GAAP adjusted net income (loss):
GAAP net loss	$(4,416)	$(2,193)

Realized loss (gain) on auction rate securities	312	(6)
Depreciation and amortization	1,358	2,769
Non-cash share based compensation expense	108	305
Tax effect of applicable non-GAAP adjustments	120	128
Adjustments to GAAP net loss	1,898	3,196

Non-GAAP adjusted net (loss) income	$(2,518)	$1,003

Reconciliation of GAAP net loss per diluted common share to non-GAAP adjusted net income (loss) per diluted common share:
GAAP net loss per diluted common share	$(0.62)	$(0.31)

Realized loss (gain) on auction rate securities	0.04	(0.00)
Depreciation and amortization	0.19	0.39
Non-cash share based compensation expense	0.01	0.04
Tax effect of applicable non-GAAP adjustments	0.02	0.02
Adjustments to GAAP net loss per diluted common share	0.26	0.45

Non-GAAP adjusted net income (loss) per diluted common share	$(0.36)	$0.14

Weighted average shares used in calculation of diluted net loss per common share	7,082	7,049

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $1.3 million for fiscal year 2011 while net cash used in operating activities was $1.1 million for fiscal year 2010. Cash flows provided by or (used in) the results of operations (after adding back non-cash items to our net loss and before changes in working capital) were $(2.5) million and $0.9 million for fiscal years 2011 and 2010, respectively. The significant change in cash flows from operating activities for fiscal year 2011 as compared to fiscal year 2010 was primarily due to changes in working capital.

Net cash provided by investing activities was $5.2 million for both fiscal years 2011 and 2010. Investing activities included proceeds from sales of marketable securities of $5.9 million and $6.5 million for fiscal years 2011 and 2010, respectively. Investing activities also included $0.7 million and $0.9 million in fiscal years 2011 and 2010, respectively, related to the purchase of office equipment, software and computer equipment. In addition, investing activities for fiscal year 2010 included $0.3 million in earn-out payments related to the acquisition of RVA.

Net cash used in financing activities was $29,000 and $3.5 million for fiscal years 2011 and 2010, respectively. Financing activities included $2.6 million and $0.9 million in proceeds from line of credit borrowings in fiscal years 2011 and 2010, respectively. Financing activities also included $2.6 million and $3.7 million in repayments on lines of credit in fiscal years 2011 and 2010, respectively. In addition, payments on long-term obligations of $61,000 and $0.7 million were made in fiscal years 2011 and 2010, respectively while proceeds of $32,000 and $38,000 were received in fiscal years 2011 and 2010, respectively, for stock purchases made under the Employee Stock Purchase Plan.

At December 31, 2011, we had approximately $13.3 million in cash and cash equivalents ($2.5 million of which was denominated in British pounds sterling) and $18.8 million in net working capital. We believe we have sufficient cash and cash equivalents to meet anticipated cash requirements, including anticipated capital expenditures for at least the next 12 months. Furthermore, based on an analysis of our investments classified as cash equivalents, we do not believe that we have any material risk related to the liquidity or valuation of these investments, nor do we believe that we have any counterparty credit risk related to these investments. Should our cash and cash equivalents prove insufficient, we may need to obtain new debt or equity financing to support our operations or complete acquisitions. In recent years, credit and capital markets have experienced unusual volatility and disruption. If we need to obtain new debt or equity financing to support our operations or complete acquisitions in the future, we may be unable to obtain debt or equity financing on reasonable terms. We have established a flexible model that provides a lower fixed cost structure than most consulting firms, enabling us to scale operating cost structures more quickly based on market conditions, although there is a lag in time required to scale the business appropriately if revenues are reduced. Our strong balance sheet has enabled us to make acquisitions and related investments in intellectual property and businesses we believe are enabling us to capitalize on the current transformation of the industry; however, if demand for our consulting services is reduced and we experience negative cash flow, we could experience liquidity challenges at some point in the future.

FINANCIAL COMMITMENTS

During fiscal year 2009, we entered into an agreement under which we have a commitment to purchase a minimum of $401,000 in computer software over a three year period. As of December 31, 2011, we have an obligation of $21,000 remaining under this commitment. During March 2012, this purchase agreement was renewed. Under the renewal, we have a commitment to purchase a minimum of $285,000 in computer software over a three year period.

During fiscal year 2010, we entered into an agreement to purchase telecommunications equipment in the amount of $99,000. As of December 31, 2011, we have an obligation of $64,000 remaining under this commitment.

On February 12, 2012, the independent members of our Board of Directors (the “Board”) of the Company , upon the recommendation of the Compensation Committee of the Board, approved an executive incentive compensation plan for fiscal year 2012 (the “Plan”).  The Plan establishes a cash bonus pool (the “Pool”) for certain members of the Company's management team, including the Company’s named executive officers other than the Executive Chairman, if the Company earns at least $2,750,000 of non-GAAP EBITDA in fiscal year 2012 (“2012 Non-GAAP EBITDA”).  The calculation of 2012 Non-GAAP EBITDA excludes non-cash charges (e.g., share-based compensation expense) and may exclude extraordinary one-time items to the extent determined to be appropriate by the Compensation Committee. The amount available for payment from the Pool (“Payout Amount”) shall be a specified lump sum amount at certain thresholds of 2012 Non-GAAP EBITDA (as reduced by the Payout Amount) per the following schedule:

Non-GAAP EBITDA (Post Bonus) Exceeds	Payout Amount
$2,750,000	$450,000
$3,025,000	$575,000
$3,300,000	$700,000
$3,630,000	$770,000
$3,970,000	$830,000
$4,310,000	$890,000

In no event will the Payout Amount exceed $890,000. The distribution of the Payout Amount, if any, among the Company’s participants will be determined by the Company’s Compensation Committee and/or independent directors at a later date. The Plan is filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2012.

TRANSACTIONS WITH RELATED PARTIES

See Note 10, “Loan to Officer,” for information regarding related party transactions.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The Management Network Group, Inc.

Overland Park, Kansas

We have audited the accompanying consolidated balance sheets of The Management Network Group, Inc. and subsidiaries (the "Company") as of December 31, 2011 and January 1, 2011, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the 52-week periods ended December 31, 2011 and January 1, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2011 and January 1, 2011 and the results of its operations and its cash flows for the 52-week periods ended December 31, 2011 and January 1, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri

March 30, 2012

THE MANAGEMENT NETWORK GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	January 1, 2011
	(In thousands, except share data)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,250	$6,786
Receivables:
Accounts receivable — billed & unbilled	11,644	16,731
Less: Allowance for doubtful accounts	(216)	(200)
Net receivables	11,428	16,531
Prepaid and other current assets	755	1,173
Total current assets	25,433	24,490
NONCURRENT ASSETS:
Property and equipment, net	1,653	1,983
Goodwill	7,995	7,993
Identifiable intangible assets, net	-	496
Non-current investments	-	5,926
Other assets	206	207
Total Assets	$35,287	$41,095

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$908	$995
Accrued payroll, bonuses and related expenses	4,147	5,087
Deferred revenue	287	860
Other accrued liabilities	1,297	1,453
Total current liabilities	6,639	8,395
NONCURRENT LIABILITIES:
Deferred income tax liabilities	366	246
Other noncurrent liabilities	461	737
Total noncurrent liabilities	827	983

Commitments and contingencies (Note 13)
STOCKHOLDERS' EQUITY:
Common stock:
Voting — $.005 par value, 20,000,000 shares authorized; 7,533,872 (including 440,000 treasury shares) and 7,513,330 (including 440,000 treasury shares) shares issued as of December 31, 2011 and January 1, 2011, respectively; 7,093,872 and 7,073,330 shares outstanding as of December 31, 2011 and January 1, 2011, respectively	38	38

Preferred stock — $.001 par value, 10,000,000 shares authorized; no shares issued or outstanding
Additional paid-in capital	177,215	177,075
Accumulated deficit	(141,557)	(137,141)
Treasury stock, at cost	(3,545)	(3,545)
Accumulated other comprehensive income —
Foreign currency translation adjustment	(4,330)	(4,386)
Loss on investments	-	(324)
Total stockholders' equity	27,821	31,717
Total Liabilities and Stockholders' Equity	$35,287	$41,095

See notes to consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Fifty-Two Weeks Ended December 31, 2011	Fifty-Two Weeks Ended January 1, 2011
	(In thousands, except per share data)

Revenues	$63,088	$67,243
Cost of services	39,756	41,849
Gross Profit	23,332	25,394
Operating Expenses:
Selling, general and administrative	27,067	27,108
Intangible asset amortization	496	1,392
Total operating expenses	27,563	28,500
Loss from operations	(4,231)	(3,106)
Interest income	63	193
Interest expense	(15)	(16)
Other (loss) income, net	(312)	26
Total other (expense) income	(264)	203
Loss before income taxes	(4,495)	(2,903)
Income tax benefit	79	710
Net loss	(4,416)	(2,193)

Other comprehensive loss:
Foreign currency translation adjustment	56	(594)
Unrealized gain on marketable securities	324	74
Comprehensive loss	$(4,036)	$(2,713)
Net loss per common share
Basic and diluted	$(0.62)	$(0.31)

Weighted average shares used in calculation of net loss per share:
Basic and diluted	7,082	7,049

See notes to consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	December 31, 2011	January 1, 2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,416)	$(2,193)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,358	2,769
Share-based compensation	108	305
Deferred tax expense	120	128
Realized loss (gain) on marketable securities	312	(6)
Other	-	(63)
Other changes in operating assets and liabilities:
Accounts receivable, net	5,174	(954)
Prepaid and other assets	420	206
Trade accounts payable	(77)	(87)
Income tax liabilities	(183)	(856)
Deferred revenue	(577)	(129)
Accrued liabilities	(968)	(265)
Net cash provided by (used in ) operating activities	1,271	(1,145)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities/sales of marketable securities	5,938	6,450
Acquisition of businesses	-	(344)
Acquisition of property and equipment	(708)	(888)
Net cash provided by investing activities	5,230	5,218

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	2,625	880
Payments on line of credit	(2,625)	(3,680)
Payments made on unfavorable and other contractual obligations	(61)	(713)
Issuance of common stock through employee stock purchase plan	32	38
Net cash used in financing activities	(29)	(3,475)

Effect of exchange rate on cash and cash equivalents	(8)	(113)

Net increase in cash and cash equivalents	6,464	485
Cash and cash equivalents, beginning of period	6,786	6,301

Cash and cash equivalents, end of period	$13,250	$6,786

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$15	$16

Net cash refunded during period for income taxes	$(16)	$(77)

Accrued property and equipment additions	$100	$278

Supplemental disclosure of non-cash investing and financing transactions
Acquisition of business: Common stock	$-	$53

See notes to consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock $.005 Par		Additional			Accumulated Other
	Voting		Paid In	Accumulated	Treasury	Comprehensive
	Shares	Amount	Capital	Deficit	Stock	Income	Total
	(In thousands, except share data)
Balance, January 2, 2010	7,468,310	$37	$176,680	$(134,948)	$(3,545)	$(4,190)	$34,034
Shares issued for employee stock purchase plan	25,280	1	37				38
Share-based compensation			305				305
Common stock issued for acquisitions	19,740		53				53
Other comprehensive income — Foreign currency translation adjustment						(594)	(594)
Other comprehensive income — Loss on marketable securities						74	74
Net loss				(2,193)			(2,193)

Balance, January 1, 2011	7,513,330	$38	$177,075	$(137,141)	$(3,545)	$(4,710)	$31,717

Shares issued for employee stock purchase plan	20,042		32				32
Stock option exercise	500						—
Share-based compensation			108				108
Other comprehensive income — Foreign currency translation adjustment						56	56
Other comprehensive income — Loss on marketable securities						324	324
Net loss				(4,416)			(4,416)

Balance, December 31, 2011	7,533,872	$38	$177,215	$(141,557)	$(3,545)	$(4,330)	$27,821

See notes to consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations — The Management Network Group, Inc. ("TMNG" or the "Company") was founded in 1990 as a management consulting firm specializing in providing consulting services to the converging communications industry and the financial services firms that support it. A majority of the Company's revenues are from customers in the United States, United Kingdom, and Western Europe. TMNG's corporate offices are located in Overland Park, Kansas.

Principles of Consolidation — The consolidated financial statements include the accounts of TMNG and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Name of Subsidiary/Acquisition	Date Formed/Acquired
TMNG Europe Ltd. ("TMNG Europe")	March 19, 1997
The Management Network Group Canada Ltd. ("TMNG Canada")	May 14, 1998
TMNG.com, Inc.	June 18, 1999
TMNG Marketing, LLC	September 5, 2000
TMNG Technologies, Inc.	August 27, 2001
Cambridge Strategic Management Group, Inc. ("CSMG")	March 6, 2002
Cambridge Adventis Ltd.	March 17, 2006
Cartesian Ltd. ("Cartesian")	January 2, 2007
RVA Consulting, LLC ("RVA")	August 3, 2007
TWG Consulting, Inc.	October 5, 2007
Mobile Device Lease xChange, LLC (“MDLx”)	November 8, 2011

Fiscal Year — The Company reports its operating results on a 52/53-week fiscal year basis. The fiscal year end is determined as the Saturday ending nearest December 31. The fiscal years ended December 31, 2011 and January 1, 2011 each include 52 weeks of operating results and consists of four equal 13-week quarters. The fiscal years ended December 31, 2011 and January 1, 2011 are referred to herein as fiscal years 2011 and 2010, respectively.

Reverse Stock Split — On January 21, 2010, TMNG's stockholders approved a one-for-five reverse stock split of the Company's authorized, issued and outstanding common stock. The reverse stock split was effective on February 7, 2010. Trading of TMNG's common stock on the NASDAQ Global Market on a split-adjusted basis began at the open of trading on February 8, 2010. The reverse stock split affected all shares of the Company's common stock, as well as options to purchase the Company's common stock, that were outstanding immediately prior to the effective date of the reverse stock split. All references to common shares and per-share data for prior periods have been retroactively restated to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented. The par value of the Company's common stock was changed to $.005 per share from $.001 per share in connection with the reverse split.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. As described in further detail below, significant estimates include the estimates of costs to complete used to recognize revenues on fixed fee contracts and estimates utilized in measuring the fair value of our reporting units with goodwill.

Revenue Recognition — The Company recognizes revenue from time and materials consulting contracts in the period in which its services are performed. In addition to time and materials contracts, the Company's other types of contracts include fixed fee contracts and contingent fee contracts. The Company recognizes revenues on milestone or deliverables-based fixed fee contracts and time and materials contracts not to exceed contract price using the percentage of completion-like method described by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 605-35, "Revenue Recognition — Construction-Type and Production-Type Contracts." For fixed fee contracts where services are not based on providing deliverables or achieving milestones, the Company recognizes revenue on a straight-line basis over the period during which such services are expected to be performed. In connection with some fixed fee contracts, the Company may receive payments from customers that exceed revenues recognized related to the contracts up to that point in time. The Company records the excess of receipts from customers over recognized revenue as deferred revenue. Deferred revenue is classified as a current liability to the extent it is expected to be earned within twelve months from the date of the balance sheet.

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

In addition to the professional services related to the customization and implementation of its software, the Company may also provide post-contract support ("PCS") services, including technical support and maintenance services as well as other professional services not essential to the functionality of the software. For those contracts that include PCS service arrangements which are not essential to the functionality of the software solution, the Company separates the FASB ASC 605-35 software services and PCS services utilizing the multiple-element arrangement model prescribed by FASB ASC 605-25, "Revenue Recognition — Multiple-Element Arrangements ". FASB ASC 605-25 addresses the accounting treatment for an arrangement to provide the delivery or performance of multiple products and/or services where the delivery of a product or system or performance of services may occur at different points in time or over different periods of time. The Company utilizes FASB ASC 605-25 to separate the PCS service elements and allocate total contract consideration to the contract elements based on the relative fair value of those elements utilizing PCS renewal terms as evidence of fair value. Revenues from PCS services are recognized ratably on a straight-line basis over the term of the support and maintenance agreement.

The Company may also enter into contingent fee contracts, in which revenue is subject to achievement of savings or other agreed upon results, rather than time spent. Due to the nature of contingent fee contracts, the Company recognizes costs as they are incurred on the project and defers revenue recognition until the revenue is realizable and earned as agreed to by its clients. Although these contracts can be very rewarding, the profitability of these contracts is dependent on the Company's ability to deliver results for its clients and control the cost of providing these services. These types of contracts are typically more results-oriented and are subject to greater risk associated with revenue recognition and overall project profitability than traditional time and materials contracts. Revenues associated with contingent fee contracts were not material during fiscal years 2011 and 2010.

Cash and Cash Equivalents — Cash and cash equivalents include cash on hand and short-term investments with original maturities of three months or less when purchased.

Marketable Securities — Non-current investments, which consisted of auction rate securities, are accounted for under the provisions of FASB ASC 320, "Investments-Debt and Equity Securities." Management evaluates the appropriate classification of marketable securities at each balance sheet date. These investments are reported at fair value, as measured pursuant to FASB ASC 820, "Fair Value Measurements and Disclosures." These securities were considered to be "available-for-sale."  Consequently, any temporary unrealized gains and losses are included as a separate component of stockholders' equity, net of applicable taxes. Additionally, realized gains and losses, changes in value judged to be other-than-temporary, interest and dividends are also included in the Condensed Consolidated Statements of Operations and Comprehensive Loss, net of applicable taxes. The Company does not have any marketable securities as of December 31, 2011.

Fair Value Measurement — For cash and cash equivalents, current trade receivables and current trade payables, the carrying amounts approximate fair value because of the short maturity of these items.

The Company utilizes the methods of fair value measurement as described in FASB ASC 820 to value its financial assets and liabilities. As defined in FASB ASC 820, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, FASB ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

Research and Development and Software Development Costs — Software development costs are accounted for in accordance with FASB ASC 985-20, "Software — Costs of Software to Be Sold, Leased, or Marketed." Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to the date technological feasibility is reached, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. The Company capitalizes development costs incurred during the period between the establishment of technological feasibility and the release of the final product to customers if such costs are material. During fiscal years 2011 and 2010, $569,000 and $595,000, respectively, of these costs were expensed as incurred. No software development costs were capitalized during either fiscal year 2011 or 2010.

Goodwill — The Company accounts for goodwill in accordance with the provisions of FASB ASC 350, "Intangibles-Goodwill and Other." Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations accounted for as purchases. The Company evaluates goodwill for impairment on an annual basis on the last day of the first fiscal month of the fourth fiscal quarter and whenever events or circumstances indicate that these assets may be impaired. The annual impairment test for fiscal year 2011 was performed as of October 29, 2011. In addition, due to the loss of key leadership personnel and results of operations in the EMEA reporting unit during the thirteen weeks ended October 1, 2011, management performed step one of the goodwill impairment evaluation as of October 1, 2011. Based on the results of the interim step one impairment test, management concluded that the EMEA reporting unit’s carrying amount did not exceed its fair value as of October 1, 2011 and therefore the reporting unit’s goodwill was deemed not impaired. The Company determines impairment by comparing the net assets of each reporting unit to its respective fair value. In the event a reporting unit's carrying value exceeds its fair value, an indication exists that the reporting unit goodwill may be impaired. In this situation, the Company must determine the implied fair value of goodwill by assigning the reporting unit's fair value to each asset and liability of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is measured by the difference between the goodwill carrying value and the implied fair value.

Fair value of the Company’s reporting units is determined using a combination of the income approach and the market approach. The income approach uses a reporting unit's projection of estimated cash flows discounted using a weighted-average cost of capital analysis that reflects current market conditions. The Company also considers the market approach to valuing its reporting units utilizing revenue and EBITDA multiples. The Company compares the results of its overall enterprise valuation as determined by the combination of the two approaches to the Company’s market capitalization. Significant management judgments related to these approaches include:

•	Anticipated future cash flows and terminal value for each reporting unit — The income approach to determining fair value relies on the timing and estimates of future cash flows, including an estimate of terminal value. The projections use management's estimates of economic and market conditions over the projected period including growth rates in revenues and estimates of expected changes in operating margins. The Company’s projections of future cash flows are subject to change as actual results are achieved that differ from those anticipated. Because management frequently updates its projections, the Company would expect to identify on a timely basis any significant differences between actual results and recent estimates.

•	Selection of an appropriate discount rate — The income approach requires the selection of an appropriate discount rate, which is based on a weighted average cost of capital analysis. The discount rate is affected by changes in short-term interest rates and long-term yield as well as variances in the typical capital structure of marketplace participants. The discount rate is determined based on assumptions that would be used by marketplace participants, and for that reason, the capital structure of selected marketplace participants was used in the weighted average cost of capital analysis. Given the current volatile economic conditions, it is possible that the discount rate will fluctuate in the near term.

•	Selection of an appropriate multiple — The market approach requires the selection of an appropriate multiple to apply to revenues or EBITDA based on comparable guideline company or transaction multiples. It is often difficult to identify companies or transactions with a similar profile in regards to revenue, geographic operations, risk profile and other factors. Given the current volatile economic conditions, it is possible that multiples of guideline companies will fluctuate in the near term.

In accordance with FASB ASC 360, "Property, Plant and Equipment," the Company uses its best estimates based upon reasonable and supportable assumptions and projections to review for impairment of finite-lived assets and finite-lived identifiable intangibles to be held and used whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable.

Intangible Assets — Intangible assets are stated at cost or acquisition date fair value less accumulated amortization. As of December 31, 2011 all intangible assets have been completely amortized while intangibles as of January 1, 2011 represent customer relationships acquired in the purchase of RVA.

Income Taxes — The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements. A valuation allowance is provided when, in the opinion of management, it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company recognizes the financial statement effect of a tax position when, based on the technical merits of the uncertain tax position, it is more likely than not to be sustained on a review by taxing authorities. These estimates are based on judgments made with currently available information. The Company reviews these estimates and makes changes to recorded amounts of uncertain tax positions as facts and circumstances warrant.

Foreign Currency Transactions and Translation — TMNG Europe, Cartesian and the international operations of CSMG conduct business primarily denominated in their respective local currency, which is their functional currency. Assets and liabilities have been translated to U.S. dollars at the period-end exchange rates. Revenue and expenses have been translated at exchange rates which approximate the average of the rates prevailing during each period. Translation adjustments are reported as a separate component of other comprehensive income in the consolidated statements of stockholders' equity. Accumulated other comprehensive loss resulting from foreign currency translation adjustments totaled $4.3 million and $4.4 million, respectively as of December 31, 2011 and January 1, 2011, and is included in Total Stockholders’ Equity in the Consolidated Balance Sheets. Assets and liabilities denominated in other than the functional currency of a subsidiary are re-measured at rates of exchange on the balance sheet date. Resulting gains and losses on foreign currency transactions are included in the Company’s results of operations. Realized and unrealized exchange losses included in results of operations were $46,000 and $19,000 during fiscal years 2011 and 2010, respectively.

Derivative Financial Instruments — There were no open foreign currency forward contracts as of December 31, 2011. The Company may use forward contracts to provide an economic hedge of fluctuations in accounts receivable denominated in currencies other than its functional currencies, but has not designated such contracts as hedges for accounting purposes. The Company utilizes valuation models for this forward contract that rely exclusively on Level 2 inputs, as defined by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 820, Fair Value Measurement and Disclosures. Gains and losses on foreign currency forward contracts are included in selling, general and administrative expenses in the Consolidated Statement of Operations and Comprehensive Loss. The change in fair value of foreign currency contracts was not material to the Company's results of operations or financial position for fiscal year 2011 or 2010.

Share-Based Compensation — The Company accounts for stock based compensation using the provisions of FASB ASC 718, "Compensation-Stock Compensation" and the SEC's Staff Accounting Bulletin No. 110 ("SAB No. 110") which require the measurement and recognition of compensation expense for all share-based payment awards based on estimated fair values. The Company values its stock options using the Black-Scholes model to determine fair value. See Note 5, Share-Based Compensation.

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

In accordance with the provisions of FASB ASC 260, "Earnings per Share," the Company uses the treasury stock method for calculating the dilutive effect of employee stock options and nonvested shares. These instruments will have a dilutive effect under the treasury stock method only when the respective period's average market value of the underlying Company common stock exceeds the actual proceeds. In applying the treasury stock method, assumed proceeds include the amount, if any, the employee must pay upon exercise, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the options and the vesting of nonvested shares. The Company has not included the effect of stock options of 670,192 and 888,530 for fiscal years 2011 and 2010, respectively, and shares of nonvested stock of 375 in the calculation of diluted loss per share for fiscal year 2010, as the Company reported a net loss for these periods and the effect would have been anti-dilutive.

Reclassifications – The Company has reclassified certain 2010 balances on the consolidated balance sheet as of January 1, 2011 to conform to the presentation in the consolidated balance sheet as of December 31, 2011. The Company has combined the presentation of accounts receivable billed and unbilled as one line item. The Company has also combined the presentation of other accrued liabilities and unfavorable and other contractual obligations in single line items in both the current and noncurrent liabilities sections. In addition, the Company has combined the changes in accounts receivable and unbilled receivables in the consolidated statement of cash flows for the fiscal year 2010 to conform with the fiscal year 2011 presentation.

Recent Accounting Pronouncements — In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The guidance seeks further convergence of the fair value recognition standards between U.S GAAP and that of the International Financial Reporting Standards (IFRS). The ASU contains clarification of certain terminology to match the guidance provided by the IFRS standard, but also provides more specific guidance related to the treatment of premiums or discounts in the measurement of fair value, among other guidance, as well as prescribes additional disclosure requirements, including the level in the fair value hierarchy of assets or liabilities that are not measured at fair value in the balance sheet, but yet have fair value disclosure requirements. This update is effective for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact that the adoption of this guidance will have on the consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which revises the manner in which entities present comprehensive income in their financial statements by removing the existing options available for the presentation of comprehensive income but rather requiring comprehensive income to be reported in either a separate continuous statement of comprehensive income or in a two statement presentation format that would highlight the components of income as the first statement and then a separate but yet consecutive statement presenting the components and totals of comprehensive income. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05, which indefinitely defers the effective date of certain provisions under ASU 2011-05, Presentation of Comprehensive Income. The amendments in ASU 2011-12 defer the requirement under ASU 2011-05 to present reclassification adjustments by component in both the statement where net income is presented and the statement where other comprehensive income is presented. This deferral was prompted by constituents’ concerns that the presentation requirements would be costly to implement and could add unnecessary complexity to financial statements. All other requirements in ASU 2011-05 remain effective for fiscal years, and for interim periods within those years, beginning after December 15, 2011. The Company currently presents comprehensive income in accordance with this standard.

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

2. AUCTION RATE SECURITIES

As of January 1, 2011, the Company’s auction rate securities portfolio consisted of the following:

Issuer	Cost Basis	Unrealized Loss	Fair Value at January 1, 2011
	(In thousands)
Available-for-Sale Securities
Education Funding Capital Education Loan Backed Notes	$6,250	$(324)	$(5,926)

On April 27, 2011, the Company sold 100% of its Education Funding Capital Education Loan Backed Notes with a par value of $6.3 million held with Citigroup Global Markets, Inc. (“Citigroup”). These were the last remaining auction rate securities held by the Company. The total proceeds from the transaction were $5.9 million. Proceeds from the sale were applied first to the $2.6 million outstanding balance of the line of credit with Citigroup described below in Note 3, “Line of Credit Agreements.” The Company received the remaining $3.3 million in proceeds. Upon the disposition of the underlying collateral, the loan agreement with Citigroup was terminated. As a result of this transaction, $312,000 in losses were reclassified from accumulated other comprehensive loss in stockholders’ equity and recognized in Other income, net in the Consolidated Statements of Operations and Comprehensive Loss for fiscal year 2011. After this reclassification, there was no accumulated other comprehensive gain or loss related to auction rate securities included in Total Stockholders’ Equity in the Condensed Consolidated Balance Sheet as of December 31, 2011. Accumulated other comprehensive loss resulting from unrealized losses of available-for-sale securities included in Total Stockholders’ Equity in the Condensed Consolidated Balance Sheet was $324,000 as of January 1, 2011.

For auction rate securities classified as available-for-sale, the Company recognized unrealized holding gains of $12,000 and $24,000, respectively, during fiscal year 2011 and fiscal year 2010.

During fiscal year 2010, the Company sold its Brazos Student Finance Corporation Student Loan Asset Backed Notes with a par value of $1.0 million held as part of its auction rate securities portfolio with Citigroup. These auction rate securities were classified as available-for-sale. The Company received $950,000 in proceeds from the transaction. As a result of this transaction, $50,000 in losses were reclassified from accumulated other comprehensive loss in stockholders’ equity and recognized in Other income, net in the Consolidated Statements of Operations and Comprehensive Loss.

Unrealized holding gains and losses on securities classified as available-for-sale are included as a separate component of stockholders’ equity, net of applicable taxes, and have been recognized in other comprehensive income (loss) in the Consolidated Statements of Operations and Comprehensive Loss.

During fiscal year 2010, all of the auction rate securities held with an affiliate of UBS AG (“UBS”), with a par value of $5.5 million and classified as trading securities, were sold by the Company. The Company recognized no gains or losses on auction rate securities classified as trading securities during fiscal year 2011. The Company recognized gains of $56,000 on auction rate securities classified as trading securities during fiscal year 2010.

Gains and losses on securities classified as trading securities have been recognized in other income (expense) in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

The following is a reconciliation of the beginning and ending balances of the Company’s auction rate securities portfolio for fiscal years 2011 and 2010 (in thousands):

	For the Fiscal	For the Fiscal
	Year Ended	Year Ended
	December 31,	January 1,
	2011	2011
Fair value at beginning of period	$5,926	$12,296
Total unrealized and realized gains (losses) included in Other income in the Consolidated Statements of Operations and Comprehensive Loss	(312)	6
Total unrealized gains (losses) included in Other comprehensive income (loss) in the Consolidated Statements of Operations and Comprehensive Loss	12	24
Reclassification of unrealized loss from Other comprehensive income (loss) to realized loss included in Other income (expense) in the Condensed Consolidated Statements of Operations and Comprehensive Loss	312	50
Sales	(5,938)	(6,450)
Fair value at end of period	$-	$5,926

3. LINE OF CREDIT AGREEMENTS

In November 2008, the Company entered into a settlement with UBS to provide liquidity for the Company’s auction rate securities portfolio then held with a UBS affiliate. As provided for in the settlement, the Company entered into a line of credit from UBS. During the second quarter of fiscal year 2010, the Company liquidated the auction rate securities with a par value of $5.5 million pledged as collateral for the line of credit with UBS. Proceeds from the liquidation were applied first to the $3.7 million outstanding balance of the line of credit as of the date of the transaction. The Company received the remaining $1.8 million in proceeds. Upon liquidation of the relevant auction rate securities, the line of credit with UBS was terminated. See Note 2, “Auction Rate Securities” for further information.

On March 19, 2009, the Company entered into a loan agreement with Citigroup to provide liquidity for the Company's auction rate securities portfolio held with Citigroup. Under the loan agreement, the Company was provided access to a revolving line of credit of up to $2.63 million with its auction rate securities pledged as collateral.  The line of credit was not for any specific term. During fiscal year 2011, the Company borrowed $2.63 million under the line of credit which was repaid upon liquidation of the Education Funding Capital Education Loan Backed Notes on April 27, 2011. The line of credit was terminated upon disposition of the underlying auction rate securities.  No amounts were borrowed against the line during fiscal year 2010. The borrowings against the line of credit were used to fund short-term liquidity needs.  See Note 2, “Auction Rate Securities” for further information.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill as of December 31, 2011 are as follows (in thousands):

	North
	America	EMEA	Total
Balance as of January 1, 2011	$3,947	$4,046	$7,993
Changes due to foreign currency exchange rates		2	2

Balance as of December 31, 2011	$3,947	$4,048	$7,995

The Company had gross goodwill and accumulated goodwill impairment losses as of the beginning and end of fiscal years 2011 and 2010 as follows:

	As of December 31,	As of January 1,	As of January 2,
	2011	2011	2010
Gross balance of goodwill (including foreign currency adjustments)	$67,552	$67,549	$67,641
Accumulated goodwill impairment losses (including foreign currency adjustments)	(59,557)	(59,556)	(59,869)
Net balance of goodwill	$7,995	$7,993	$7,772

Licenses and identifiable intangible assets, net are comprised of the following (in thousands):

	January 1, 2011
		Accumulated
	Cost	Amortization
Customer relationships	$5,261	$(4,765

Intangible amortization expense for the fiscal years ended December 31, 2011 and January 1, 2011 was $496,000 and $1,973,000, respectively, including $581,000 reported in cost of services for fiscal year 2010 for acquired software technology that was fully amortized as of January 1, 2011. At December 31, 2011, all intangible assets were fully amortized.

The Company evaluates goodwill for impairment on an annual basis on the last day of the first fiscal month of the fourth quarter and whenever events or circumstances indicate that these assets may be impaired. The Company performs its impairment testing for goodwill in accordance with FASB ASC 350 "Intangibles-Goodwill and Other." Based on the results of the annual step one impairment test, management concluded that there was no impairment of goodwill during fiscal year 2011 and fiscal year 2010. In addition, due to the loss of key leadership personnel and results of operations in the EMEA reporting unit during the thirteen weeks ended October 1, 2011, management performed step one of the goodwill impairment evaluation as of October 1, 2011. Based on the results of the interim step one impairment test, management concluded that the EMEA reporting unit’s carrying amount did not exceed its fair value as of October 1, 2011 and therefore the reporting unit’s goodwill was deemed not impaired.

The Company reviews long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets might not be recoverable in accordance with the provisions of FASB ASC 360, "Property, Plant and Equipment" and FASB ASC 350, "Intangibles-Goodwill and Other." Based on an analysis of future cash flows, management determined that there was no impairment of long-lived or intangible assets during fiscal year 2011 and fiscal year 2010.

5. SHARE-BASED COMPENSATION

The Company estimates the fair value of its stock options and stock issued under the Employee Stock Purchase Plan using the Black-Scholes-Merton option pricing model. Groups of employees or non-employee directors that have similar historical and expected exercise behavior are considered separately for valuation purposes. Assumptions used in estimating the fair value of stock options granted include risk-free interest rate, expected life, expected volatility factor, and expected dividend rate. The risk-free interest rate is based on the U.S. Treasury yield at the time of grant for a term equal to the expected life of the stock option; the expected life is determined using the simplified method of estimating the life as allowed under SAB No. 110; and the expected volatility is based on the historical volatility of the Company's stock price for a period of time equal to the expected life of the stock option. There were no stock options granted during fiscal years 2011 and 2010.

Nearly all of the Company's share-based compensation arrangements utilize graded vesting schedules where a portion of the grant vests annually over a period of two to four years. The Company has a policy of recognizing compensation expense for awards with graded vesting over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. This policy has the effect of accelerating the recognition of expense when compared to a straight-line amortization methodology.

On May 27, 2010, the stockholders of the Company approved amendments to the Company's Amended and Restated 1998 Equity Incentive Plan (the "1998 Plan"). The amendments to the 1998 Plan include the following: (1) an increase of 614,338 in the number of shares of common stock available for issuance under the 1998 Plan to correct a miscalculation in the 2009 amendments to the 1998 Plan; and (2) a reallocation of 291,321 shares of common stock not subject to outstanding awards under the Company's 2000 Supplemental Stock Plan (the "Supplemental Stock Plan") from the Supplemental Stock Plan to the 1998 Plan.

As of December 31, 2011, the Company has two share-based compensation plans under which awards are outstanding, which are described below. The compensation cost that has been charged against operations for those plans under FASB ASC 718, "Compensation – Stock Compensation" was $0.1 million and $0.3 million during fiscal year 2011 and fiscal year 2010, respectively. The Company recognized no income tax benefit for share-based compensation arrangements for fiscal year 2011 and fiscal year 2010. In addition, no compensation costs related to these arrangements were capitalized in either year. As of December 31, 2011, there is no remaining unrecognized compensation cost related to the unvested portion of all share-based compensation arrangements. The Company has historically issued and expects to continue to issue new shares to satisfy stock option exercises, vesting of nonvested stock or purchases of shares under the Employee Stock Purchase Plan.

1998 EQUITY INCENTIVE PLAN

The Company's 1998 Equity Incentive Plan, as amended and restated, is a stockholder approved plan, which provides for the granting of incentive stock options and nonqualified stock options to employees, and nonqualified stock options, nonvested stock, and restricted stock units to employees, directors and consultants. The 1998 Plan is scheduled to expire in June 2019. As of December 31, 2011, the Company has 1,688,696 shares of the Company's common stock available for issuance upon exercise of outstanding options or for future awards under the 1998 Plan.

     Stock Options

Incentive stock options are granted at an exercise price of not less than market value per share of the common stock on the date of grant as determined by the Board of Directors. Vesting and exercise provisions are determined by the Board of Directors.

As of December 31, 2011, all options granted under the 1998 Plan were non-qualified stock options. Options granted under the 1998 Plan generally become exercisable over a three to four year period beginning on the date of grant. Options granted under the 1998 Plan have a maximum term of ten years.

A summary of the option activity of the Company's 1998 Plan as of December 31, 2011 and changes during the fiscal year then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2011	641,093	$11.18
Forfeited/cancelled	(125,601)	$12.79

Outstanding at December 31, 2011	515,492	$10.79	3.5 years	$300

Options vested and expected to be vested at December 31, 2011	513,685	$10.81	3.5 years	$300

Options exercisable at December 31, 2011	510,442	$10.87	3.5 years	$200

There were no options granted during fiscal year 2011 or fiscal year 2010. As of December 31, 2011 there is no remaining unrecognized compensation cost, net of estimated forfeitures, related to the unvested portion of stock options issued under the 1998 Plan.

Nonvested Stock

Shares of nonvested stock under the 1998 Plan are subject to restriction based upon a two to four year vesting schedule. The fair value of nonvested share awards is determined based on the closing trading price of the Company's common stock on the award date.

A summary of the status of nonvested stock issued under the 1998 Plan as of December 31, 2011 and changes during the fiscal year then ended is presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding at January 1, 2011	375	$11.25
Vested	(375)	$11.25
Outstanding at December 31, 2011	-	$-

There were no shares of nonvested stock issued during fiscal year 2011 or fiscal year 2010. As of December 31, 2011, there was no material unrecognized compensation cost related to nonvested stock granted under the 1998 Plan. The total fair value of shares vested was $900 and $2,000 during fiscal year 2011 and fiscal year 2010, respectively.

2000 SUPPLEMENTAL STOCK PLAN

The Supplemental Stock Plan expired May 23, 2010. The outstanding awards issued pursuant to the Supplemental Stock Plan will remain subject to the terms of the Supplemental Stock Plan following expiration of the plan. The Supplemental Stock Plan provided the Company's common stock for the granting of nonqualified stock options to employees and was not subject to stockholder approval. Vesting and exercise provisions were determined by the Board of Directors. Options granted under the plan generally become exercisable over a period of up to four years beginning on the date of grant and have a maximum term of ten years.

A summary of the option activity of the Company's Supplemental Stock Plan as of December 31, 2011 and changes during the fiscal year then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2011	247,437	$11.74
Exercised	(500)	$1.20
Forfeited/cancelled	(92,237)	$12.32

Outstanding at December 31, 2011	154,700	$11.43	4.9 years	$0

Options vested and expected to be vested at December 31, 2011	152,360	$11.49	4.8 years	$0

Options exercisable at December 31, 2011	148,850	$11.58	4.8 years	$0

There were no options granted during fiscal year 2011 or fiscal year 2010. The total intrinsic value of options exercised was $500 in fiscal year 2011. There were no options exercised during fiscal year 2010. As of December 31, 2011 there is no remaining unrecognized compensation cost, net of estimated forfeitures, related to the unvested portion of stock options issued under the Supplemental Stock Plan.

EMPLOYEE STOCK PURCHASE PLAN

Under the Employee Stock Purchase Plan (ESPP), shares of the Company's common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first day of the enrollment period or on the last day of each six-month period over the subsequent two years. Employees may purchase shares through a payroll deduction program having a value not exceeding 15% of their gross compensation during an offering period. During 2011 and 2010, the Company recognized net expense of $13,000 and $15,000, respectively, in connection with FASB ASC 718 associated with the ESPP.

6. BUSINESS SEGMENTS, MAJOR CUSTOMERS AND SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

The Company identifies its segments based on the way management organizes the Company to assess performance and make operating decisions regarding the allocation of resources. In accordance with the criteria in FASB ASC 280 "Segment Reporting," the Company has concluded it has two reportable segments: the North America segment and the EMEA segment. The North America segment is comprised of three operating segments (Strategy, North America Cable and Broadband, North America Telecom), which are aggregated into one reportable segment based on the similarity of their economic characteristics. The EMEA segment is a single reportable, operating segment that encompasses the Company's operational, technology and software consulting operations outside of North America. Both reportable segments offer management consulting, custom developed software, and technical services.

Management evaluates segment performance based upon income (loss) from operations, excluding share-based compensation (benefits), depreciation and intangibles amortization. Inter-segment revenues during fiscal year 2011 were approximately $753,000. There were no inter-segment sales in fiscal year 2010. In addition, in its administrative division, entitled "Not Allocated to Segments," the Company accounts for non-operating activity and the costs of providing corporate and other administrative services to the segments. Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):

	North America	EMEA	Not Allocated to Segments	Total
As of and for the fiscal year ended December 31, 2011:
Revenues	$47,828	$15,260		$63,088
Income (loss) from operations	12,479	1,795	$(18,505)	(4,231)
Interest income			63	63
Interest expense			(15)	(15)
Income (loss) before income tax provision	12,479	1,795	(18,769)	(4,495)
Depreciation and amortization			1,358	1,358
Total assets	$7,895	$3,533	$23,859	$35,287
As of and for the fiscal year ended January 1, 2011:
Revenues	$51,220	$16,023		$67,243
Income (loss) from operations	12,185	3,043	$(18,334)	(3,106)
Interest income			193	193
Interest expense			(16)	(16)
Income (loss) before income tax provision	12,185	3,043	(18,131)	(2,903)
Depreciation and amortization			2,769	2,769
Total assets	$11,124	$5,406	$24,565	$41,095

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

In accordance with the provisions of FASB ASC 280-10, revenues earned in the United States and internationally based on the location where the services are performed are shown in the following table (amounts in thousands):

	Revenues		Loss Before Income Tax Provision
	Fiscal Year 2011	Fiscal Year 2010	Fiscal Year 2011	Fiscal Year 2010
United States	$45,876	$49,902	$(3,268)	$(2,154)
International:
United Kingdom	15,351	16,348	(1,094)	(706)
Other	1,861	993	(133)	(43)
Total	$63,088	$67,243	$(4,495)	$(2,903)

Major customers in terms of significance to TMNG's revenues (i.e. in excess of 10% of revenues) for fiscal years 2011 and 2010 and accounts receivable as of December 31, 2011 and January 1, 2011 were as follows (amounts in thousands):

	Revenues
	Fiscal Year 2011		Fiscal Year 2010
	North America	EMEA	North America	EMEA
Customer A		$3,800		$6,840
Customer B	$17,289		$17,304
Customer C	$9,626		$9,953
Customer D	$5,876		$6,502
Customer E	$5,776	$236	$6,946	$754

	Accounts Receivable
	December 31, 2011	January 1, 2011
Customer A	$924	$2,429
Customer B	$2,916	$2,948
Customer C	$1,271	$1,832
Customer D	$773	$694
Customer E	$731	$4,241

Revenues from the Company's ten most significant customers accounted for approximately 84% of revenues in both fiscal years 2011 and 2010.

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

7. PROPERTY AND EQUIPMENT

	December 31, 2011	January 1, 2011
	(In thousands)
Furniture and fixtures	$1,611	$1,550
Software and computer equipment	4,494	4,156
Leasehold improvements	1,393	1,270
	7,498	6,976
Less: Accumulated depreciation and amortization	5,845	4,993
	$1,653	$1,983

Depreciation and amortization expense on property and equipment was $862,000 and $796,000 for fiscal years 2011 and 2010, respectively.

8. INCOME TAXES

For fiscal years 2011 and 2010, the income tax benefit (provision) consists of the following (amounts in thousands):

	Fiscal Year 2011	Fiscal Year 2010
Federal
Deferred tax (expense) benefit, net	$(104)	$(111)
State
Current tax (expense) benefit		35
Deferred tax (expense) benefit, net	(16)	(17)
	(16)	18
Foreign
Current tax (expense) benefit	199	803

Total	$79	$710

The Company has reserved all of its domestic and foreign net deferred tax assets with a valuation allowance as of December 31, 2011 and January 1, 2011, in accordance with the provisions of FASB ASC 740 "Income Taxes." Realization of the deferred tax asset is dependent on generating sufficient income in future periods. In evaluating the ability to use its deferred tax assets, the Company considers all positive and negative evidence including the Company's past operating results, the existence of cumulative losses in the most recent fiscal year and the Company's forecast of future income. In determining future income, the Company is responsible for assumptions utilized including the amount of state, federal and international operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future income and are consistent with the plans and estimates the Company is using to manage the underlying business.

The following is a reconciliation between the provision for income taxes and the amounts computed based on loss before income taxes at the statutory federal income tax rate (amounts in thousands):

	Fiscal Year 2011		Fiscal Year 2010
	Amount	%	Amount	%
Computed expected federal income tax benefit	$1,573	35.0	$1,016	35.0
State income tax (expense) benefit, net of federal benefit	54	1.2	(10)	(0.3)
Rate differential on foreign operations	(293)	(6.5)	(263)	(9.1)
Reversal of reserve for uncertain income tax positions, net of interest	199	4.5	753	26.0
Forfeited vested stock options	(581)	(12.9)	(168)	(5.8)
Adjustment to estimated tax loss carryforward	(106)	(2.4)	(76)	(2.6)
Change in statutory tax rate	(205)	(4.6)	(75)	(2.6)
Non-deductible expenses	(97)	(2.1)	(115)	(4.0)
Other	(17)	(0.4)	27	1.0
Change in valuation allowance	(448)	(10.0)	(379)	(13.1)
Total	$79	1.8	$710	24.5

The significant components of deferred income tax assets and the related balance sheet classifications, as of December 31, 2011 and January 1, 2011, are as follows (amounts in thousands):

	December 31, 2011		January 1, 2011
Current deferred tax assets (liabilities):
Unfavorable liabilities	$		$25
Other		108	130
Valuation allowance		(108)	(155)
Current deferred tax asset		$0	$0

Non-current deferred tax assets (liabilities):
Goodwill and intangible assets		$8,667	$10,347
Share-based compensation expense		1,381	2,031
Net operating loss carryforward		22,025	19,417
Auction rate securities			85
Other		504	384
Foreign tax credit carryforward		1,006	1,067
Valuation allowance		(33,949)	(33,577)

Non-current deferred tax liabilities		$(366)	$(246)

 The federal net operating loss carryforward as of December 31, 2011 is scheduled to expire as follows (amounts in thousands):

	Amount	Year
	$1,640	2015
	5,602	2023
	9,094	2024
	7,432	2025
	9,854	2026
	5,152	2027
	1,637	2028
	3,279	2030
	4,664	2031
Total	$48,354

As of December 31, 2011, the Company has a deferred tax asset of $2.9 million related to state net operating loss carryforwards. In addition, the Company has a deferred tax asset of $2.1 million related to foreign net operating loss carryforwards as of December 31, 2011 that have no expiration date. As of December 31, 2011, the Company has net of foreign tax credits of $1.0 million. If unutilized, the expiration of these foreign tax credits is $317,000 and $689,000 in fiscal years 2018 and 2019, respectively. The Company has not provided tax on undistributed earnings of foreign subsidiaries, because it is the Company's intention to reinvest these earnings indefinitely.

The determination of the amount of unrecognized deferred tax liabilities related to investments in foreign subsidiaries that is essentially permanent in nature is not practicable.

The Company analyzes its uncertain tax positions pursuant to the provisions of FASB ASC 740 "Income Taxes." ASC 740 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed "more-likely-than-not" to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the taxing authority. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits (excluding penalties and interest) is as follows:

	December 31, 2011	January 1, 2011
	(In thousands)
Gross unrecognized tax benefits at beginning of year	$108	$730
Gross decreases in tax positions taken in prior periods	(108)	(622)

Gross unrecognized tax benefits at end of year	$-	$108

As of December 31, 2011, the Company had no remaining unrecognized tax benefits (including penalties and interest). As of January 1, 2011, the Company reported total unrecognized tax benefits (including penalties and interest) of $199,000. When these amounts are recognized, the entire amount impacts the effective tax rate. During fiscal years 2011 and 2010, the Company decreased the reserves related to uncertain income tax positions by $108,000 and $622,000, respectively, due to the expiration of statutes of limitations of tax filings in foreign jurisdictions.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of the income tax provision. As of December 31, 2011, there were no accrued income tax-related interest and penalties included in the Consolidated Balance Sheet. As of January 1, 2011, the total amount of accrued income tax-related interest and penalties included in the Consolidated Balance Sheet was $91,000.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004. As of December 31, 2011, the Company has no income tax examinations in process.

9. LEASE COMMITMENTS

The Company leases office facilities, computer equipment, office furniture, and an automobile under various operating leases expiring at various dates through July 2019.

Following is a summary of future minimum payments under operating leases that have initial or remaining non-cancellable lease terms at December 31, 2011 (amounts in thousands):

Fiscal Year	Operating Leases
2012	$1,363
2013	1,462
2014	1,271
2015	1,217
2016	303
Thereafter	434
Total minimum lease payments	6,050
Future minimum rentals to be received under non-cancellable subleases	(86)
Minimum lease payments net of amounts to be received under subleases	$5,964

As of January 1, 2011, the Company had unamortized balances of current unfavorable lease liabilities in the amount of $61,000. As of December 31, 2011, the Company had no remaining unamortized balances of unfavorable lease liabilities.

Total rental expense, net of subtenant rents received, was approximately $1,395,000 and $1,776,000 for fiscal years 2011 and 2010, respectively, and was recorded in selling, general and administrative expenses. The Company recorded $136,000 and $482,000, respectively, in rental income from subtenants during fiscal years 2011 and 2010. Rents received from subtenants are recorded as an offset to rental expense.

10. LOAN TO OFFICER

As of January 1, 2011, there was one outstanding line of credit between the Company and its former Chief Executive Officer, Richard P. Nespola, which originated in fiscal year 2001. Aggregate borrowings outstanding against the line of credit at January 1, 2011 were $300,000. During fiscal year 2011, the outstanding principal amount and accrued interest were paid in full to the Company by Mr. Nespola.

The outstanding principal was included in Prepaids and Other Current Assets in the current assets section of the Consolidated Balance Sheet as of January 1, 2011. The interest rate charged for each advance under the loan was based upon the Applicable Federal Rate (AFR), as announced by the Internal Revenue Service, for short-term obligations (with annual compounding) in effect for the month in which the advance was made. Pursuant to the Sarbanes-Oxley Act, no further personal loans may be made by the Company to, or arranged by the Company for its executive officers.

11. LETTERS OF CREDIT

In March 2002, the Company entered into a standby letter of credit ("LOC") facility with a financial institution in connection with an acquisition. The LOC was required as part of the assignment of the leased office space from the seller to the Company. As of January 1, 2011, the required collateral amount was $273,000. The collateral deposited for this LOC was included in "Cash and Cash Equivalents" on the Company's Consolidated Balance Sheet as of January 1, 2011. The Company would be required to perform under the agreement in the event it was to default on balances due and owing the landlord on the leased office space. An obligation was not recorded in connection with the LOC on the Company's Consolidated Balance Sheet as of January 1, 2011. During first quarter 2011, as a result of the completion of the lease on the relevant office space, the collateral on the standby letter of credit in the amount of $273,000 was returned to the Company.

In connection with the leasing of office space, the Company provides security deposits in the form of two irrevocable letters of credit with financial institutions for the benefit of the respective landlords. As of December 31, 2011 and January 1, 2011, the required, total collateral amount was $141,000 and $157,000, respectively. The collateral deposited for these letters of credit is included in "Other Assets" on the Company's Consolidated Balance Sheets as of December 31, 2011 and January 1, 2011. No obligation has been recorded in connection with the letters of credit on the Company's Consolidated Balance Sheets as of December 31, 2011 and January 1, 2011.

12. RELATED PARTY TRANSACTIONS

See Note 10, "Loan to Officer," for information regarding related party transactions.

13. COMMITMENTS AND CONTINGENCIES

On January 10, 2012, Richard P. Nespola, the Company’s former chief executive officer and former chairman of the board and a current member of the Company’s Board of Directors, filed an action, Richard P. Nespola v. The Management Network Group, Inc., against the Company with the American Arbitration Association. In this action, Mr. Nespola claims that the Company breached his employment agreement and an implied covenant of good faith and fair dealing by: (i) improperly deciding not to renew his employment agreement, and (ii) subsequently deciding to terminate his employment for cause. Further, Mr. Nespola claims the Company defamed him by publishing to the Board of Directors of the Company allegedly false reasons for terminating his employment for cause. Mr. Nespola seeks in excess of $1.6 million in damages plus attorneys’ fees and costs. TMNG denies Mr. Nespola’s allegations, does not believe the action has any merit and intends to defend against it vigorously. This proceeding is at a preliminary stage and the Company is unable to reasonably estimate any possible loss or range of possible loss given the current status of the arbitration and given the inherent uncertainty in predicting any future judicial or arbitration decision or other resolution of the proceeding. The arbitration is currently stayed pending resolution of Richard P. Nespola v. The Management Network Group, Inc., and American Arbitration Association, a New York state court action filed by Mr. Nespola alleging that the American Arbitration Association improperly transferred the arbitration proceedings from New York to Overland Park, Kansas and requesting that the New York state court overturn the transfer and assign a New York arbitrator. The Company is currently opposing this action as well, as it believes the American Arbitration Association decision was valid.

In addition, the Company may become involved in various legal and administrative actions arising in the normal course of business. These could include actions brought by taxing authorities challenging the employment status of consultants utilized by the Company. In addition, future customer bankruptcies could result in additional claims on collected balances for professional services near the bankruptcy filing date. The resolution of any of such actions, claims, or the matters described above may have an impact on the financial results for the period in which they occur.

During fiscal year 2009, the Company entered into an agreement under which it has a commitment to purchase a minimum of $401,000 in computer software over a three year period. As of December 31, 2011 and January 1, 2011, respectively, the Company had obligations of $21,000 and $156,000 remaining under this commitment.

During fiscal year 2010, the Company entered into an agreement to purchase telecommunications equipment in the amount of $99,000. As of December 31, 2011 and January 1, 2011, respectively, the Company had obligations of $64,000 and $99,000 remaining under this commitment.

14. EMPLOYEE BENEFIT PLAN

The Company offers defined contribution plans to eligible employees. Such employees may contribute a percentage of their annual compensation in accordance with the plans guidelines. The plans provide for Company contributions that are subject to maximum limitations as defined by the plans. Company contributions to its defined contribution plans totaled $1,090,000 and $760,000 in the years ended December 31, 2011 and January 1, 2011, respectively.

15. SUBSEQUENT EVENTS

In January 2012, the Company made certain changes to its executive management team.  Effective January 8, 2012, Richard P. Nespola was terminated as the Company’s Chairman of the Board and Chief Executive Officer.   Mr. Nespola remains a member of the Company’s Board of Directors. Donald E. Klumb became the Company’s Chief Executive Officer effective January 8, 2012 and the Company’s President effective January 13, 2012. Mr. Klumb continues to serve as the Company’s Chief Financial Officer. Effective January 13, 2012, Micky K. Woo was appointed to the position of Executive Chairman and relinquished the positions of President and Chief Operating Officer. Also effective January 13, 2012, independent director Roy Wilkens was named Presiding Director of the Non-Management Directors of the Company. See Note 13, "Commitments and Contingencies," for information regarding an arbitration proceeding and related court proceeding brought by Mr. Nespola against the Company relating to the termination of his employment.

Effective January 25, 2012, the Board increased the number of directors on the Board by one to a total of seven and appointed Peter H. Woodward as a new Class II member of the Board, to fill the newly created directorship and to serve until the next election of Class II directors at the 2013 annual meeting of stockholders and until his successor is duly elected and qualified or until his earlier resignation or removal.  The Board also appointed Mr. Woodward to serve as a member of the Board’s Compensation Committee on January 25, 2012 and Audit Committee on February 12, 2012.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedure

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and communicated to the Company's management, including its principal executive and financial officer to allow timely decisions regarding required disclosure. We have established a Disclosure Committee, consisting of certain members of management, to assist in this evaluation. The Disclosure Committee meets regularly on a quarterly basis, and as needed.

A review and evaluation was performed by our management, including the person serving as our Chief Executive Officer and Chief Financial Officer (the "CEO and CFO"), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the Company's CEO and CFO has concluded that the Company's disclosure controls and procedures were effective as of December 31, 2011.

Management's Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of our CEO and CFO, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by the Company's independent registered public accounting firm pursuant to applicable statutes and SEC rules that require the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company's definitive Proxy Statement for its 2012 Annual Meeting of Stockholders (the "Proxy Statement") contains, under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" the information required by Item 10 of this Form 10-K, which information is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

The Proxy Statement contains under the captions "Election of Directors," "Election of Directors — Non-Employee Director Compensation," "Director Compensation" and "Executive Compensation," the information required by Item 11 of this Form 10-K, which information is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Proxy Statement contains under the captions "Security Ownership of Certain Beneficial Owners and Management" certain of the information required by Item 12 of this Form 10-K, which information is incorporated herein by this reference.

EQUITY COMPENSATION PLAN INFORMATION

(c)
	(a)		Number of Securities
	Number of	(b)	Remaining Available
	Securities to be Issued	Weighted Average	for Future Issuance
	Upon Exercise of	Exercise Price of	Under Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))(1)
PLANS APPROVED BY SECURITY HOLDERS(1)
— 1998 Equity Incentive Plan	515,492	$10.79	1,173,204
PLANS NOT APPROVED BY SECURITY HOLDERS
— 2000 Supplemental Stock Plan	154,700	$11.43	—

(1)	The amounts in the table do not include up to 26,589 shares that may be purchased under the 1999 Employee Stock Purchase Plan.

For an additional discussion of our equity compensation plans, see Item 8, "Consolidated Financial Statements," Note 5, "Share-Based Compensation."

ITEM 13. CERTAIN RELATIONSHIPS AND, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Proxy Statement contains under the captions "Certain Relationships and Related Transactions" and "Election of Directors" the information required by Item 13 of this Form 10-K, which information is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Proxy Statement contains under the caption "Ratification of Appointment of Independent Registered Public Accounting Firm" the information required by Item 14 of this Form 10-K, which information is incorporated herein by this reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed or furnished as part of this Annual Report on Form 10-K:

(1) The response to this portion of Item 15 is set forth in Item 8 of Part II hereof.

(2) Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3) Exhibits. See accompanying Index to Exhibits. Pursuant to the rules and regulations of the Securities and Exchange Commission, the Company has filed, furnished or incorporated by reference the documents referenced in the accompanying Index to Exhibits as exhibits to this Annual Report on Form 10-K. The documents include agreements to which the Company is a party or has a beneficial interest. The agreements have been filed to provide investors with information regarding their respective terms. The agreements are not intended to provide any other factual information about the Company or its business or operations. In particular, the assertions embodied in any representations, warranties and covenants contained in the agreements may be subject to qualifications with respect to knowledge and materiality different from those applicable to investors and may be qualified by information in confidential disclosure schedules not included with the exhibits. These disclosure schedules may contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the agreements. Moreover, certain representations, warranties and covenants in the agreements may have been used for the purpose of allocating risk between the parties, rather than establishing matters as facts. In addition, information concerning the subject matter of the representations, warranties and covenants may have changed after the date of the respective agreement, which subsequent information may or may not be fully reflected in the Company's public disclosures. Accordingly, investors should not rely on the representations, warranties and covenants in the agreements as characterizations of the actual state of facts about the Company or its business or operations on the date hereof. The Company will furnish to any stockholder, upon written request, any exhibit listed in the accompanying Index to Exhibits upon payment by such stockholder of the Company's reasonable expenses in furnishing any such exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MANAGEMENT NETWORK GROUP, INC.

By:	/s/ DONALD E. KLUMB
DONALD E. KLUMB
CHIEF EXECUTIVE OFFICER, PRESIDENT, AND CHIEF FINANCIAL OFFICER

Date: March 30, 2012

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Donald E. Klumb as his attorney-in-fact, with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments to said Report.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DONALD E. KLUMB	Chief Executive Officer (Principal executive officer),	March 30, 2012
Donald E. Klumb	President, and Chief Financial Officer (Principal accounting officer)

/s/ MICKY K. WOO	Director	March 30, 2012
Micky K. Woo

/s/ RICHARD P. NESPOLA	Director	March 30, 2012
Richard P. Nespola

/s/ ANDREW LIPMAN	Director	March 30, 2012
Andrew Lipman

/s/ ROBERT J. CURREY	Director	March 30, 2012
Robert J. Currey

/s/ ROY A. WILKENS	Director	March 30, 2012
Roy A. Wilkens

/s/ A. REZA JAFARI	Director	March 30, 2012
A. Reza Jafari

/s/ PETER H. WOODWARD	Director	March 30, 2012
Peter H. Woodward

INDEX TO EXHIBITS

The following is a list of exhibits filed as part of this report.

Exhibit
Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on February 5, 2010, is incorporated herein by reference as Exhibit 3.1.
3.2	Amended and Restated Certificate of Designations of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on July 19, 2010 filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated July 19, 2010 filed with the Securities and Exchange Commission, is hereby incorporated by reference as Exhibit 3.2.
3.3	Amended and Restated Bylaws, filed as Exhibit 3.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 26, 2012, are incorporated herein by reference as Exhibit 3.3.
4.1	Specimen Common Stock Certificate, filed as Exhibit 4.1 to the Registration Statement on Form S-1 originally filed September 20, 1999 (Registration No. 333-87383), as amended (the "1999 S-1 Registration Statement"), is incorporated herein by reference as Exhibit 4.1.
4.2	Registration Rights Agreement, dated February 12, 1998, among the Company and certain holders of the Company's common stock (the "Registration Rights Agreement"), filed as Exhibit 10.1 to the 1999 S-1 Registration Statement, is incorporated herein by reference as Exhibit 4.2.
4.3	Amended and Restated Rights Agreement, dated as of July 19, 2010, by and between the Company and Computershare Trust Company N.A., filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 19, 2010 filed with the Securities and Exchange Commission, is incorporated herein by reference as Exhibit 4.3.
4.4	Form of Rights Certificate, filed as Exhibit B to the Amended and Restated Rights Agreement filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 19, 2010, filed with the Securities and Exchange Commission, is incorporated herein by reference as Exhibit 4.4.
10.1	Registration Rights Agreement. (See Exhibit 4.2).
10.2	Form of Indemnification Agreement between the Company and each of its Directors and Officers, filed as Exhibit 10.2 to the 1999 S-1 Registration Statement, is incorporated herein by reference as Exhibit 10.2.(1)
10.3	Amended and Restated 1998 Equity Incentive Plan, as amended and restated on June 8, 2009, filed as Appendix A to the definitive proxy statement of the Company filed with the Securities and Exchange Commission on April 21, 2010, and the Form of Agreements thereunder, filed in Exhibit 10.3 to the 1999 S-1 Registration Statement, are incorporated herein by reference as Exhibit 10.3.(1)
10.4	1999 Employee Stock Purchase Plan filed as Appendix A to the definitive proxy statement of the Company filed with the Securities and Exchange Commission on May 4, 2009, and the Form of Agreements thereunder, filed in Exhibit 10.4 to the 1999 S-1 Registration Statement, are incorporated herein by reference as Exhibit 10.4.(1)
10.5	2000 Supplemental Stock Plan and Form of Agreements thereunder, filed as Exhibit 10.16 to the Company's Form 10-K for the fiscal year ended December 30, 2000, is incorporated herein by reference as Exhibit 10.5.(1)
10.6	Employment Agreement between the Company and Richard Nespola, dated January 5, 2004, filed as Exhibit 10.19 to the Company's Form 10-K for the fiscal year ended January 3, 2004, is incorporated herein by reference as Exhibit 10.6.(1)
10.7	Sublease between Best Doctors, Inc. and Cambridge Strategic Management Group Inc. (formerly TMNG Strategy, Inc.), dated December 30, 2004, filed as Exhibit 10.21 to the Company's Form 10-K for the fiscal year ended January 1, 2005, is incorporated herein by reference as Exhibit 10.7.
10.8	Third Amended Lease Agreement between NewTower Trust Company Multi-Employer Property Trust and the Company, dated August 30, 2005, filed as Exhibit 10.10 to the Company's Form 10-K for the fiscal year ended December 30, 2006, is incorporated herein by reference as Exhibit 10.8.
10 .9	Third Additional Space Commencement Date Agreement between NewTower Trust Company Multi-Employer Property Trust and the Company, dated February 28, 2006, filed as Exhibit 10.9 to the Company's Form 10-K for the fiscal year ended December 30, 2006, is incorporated herein by reference as Exhibit 10.9.
10.10	Lease Agreement between Cartesian Limited and Sun Life Assurance Company of Canada (U.K.) Limited, dated November 23, 2000, filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 2007, is incorporated herein by reference as Exhibit 10.10.
10.11	Fourth Amendment to Lease between NewTower Trust Company Multi-Employer Property Trust and the Company, dated July 10, 2007, filed as Exhibit 10.16 to the Company's Form 10-K for the fiscal year ended December 27, 2007, is incorporated herein by reference as Exhibit 10.11.
10.12	Fifth Amendment to Lease between NewTower Trust Company Multi-Employer Property Trust and the Company, dated May 19, 2008, filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 28, 2008, is incorporated herein by reference as Exhibit 10.12.
10.13	The Management Network Group, Inc. 2010 Executive Incentive Compensation Plan, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2010, is incorporated herein by reference as Exhibit 10.13.(1)
10.14	The Management Network Group, Inc. 2011 Executive Incentive Compensation Plan, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2011, is incorporated herein by reference as Exhibit 10.14.(1)
10.15	Lease between Two Financial Center, LLC and the Company, dated August 16, 2010, filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended October 2, 2010, is incorporated herein by reference as Exhibit 10.15.
10.16	Deed of Variation of the lease between EPO (Norman) Limited, EPO (Norman 2) Limited and the Company, dated September 30, 2010, filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended October 2, 2010, is incorporated herein by reference as Exhibit 10.16.
10.17	The Management Network Group, Inc. 2012 Executive Incentive Compensation Plan, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2012, is incorporated herein by reference as Exhibit 10.17.(1)
10.18	Employment Agreement between Cambridge Strategic Management Group, Inc. and Susan Simmons dated October 20, 2006, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, is incorporated herein by reference as Exhibit 10.18.(1)

Exhibit
Number	Description of Document

10.19	Settlement Agreement dated January 25, 2012, by and among the Company, Norman H. Pessin, Sandra F. Pessin, MHW Partners, L.P., MHW Capital, LLC, MHW Capital Management, LLC and Peter H. Woodward, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2012, is incorporated herein by reference as Exhibit 10.19.
10.20	Employment Agreement between The Management Network Group, Inc. and Donald E. Klumb dated February 3, 2012, attached to this Form 10-K as Exhibit 10.20.(1)
10.21	Employment Agreement between The Management Network Group, Inc. and Micky K. Woo dated January 25, 2012, attached to this Form 10-K as Exhibit 10.21.(1)
21.1	List of subsidiaries of the Company, prepared pursuant to Item 601(b)(21) of Regulation S-K, is attached to this Form 10-K as Exhibit 21.1.
23.1	Consent of independent registered public accounting firm is attached to this Form 10-K as Exhibit 23.1.
24.1	Power of attorney (see signature page).
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-K as Exhibit 31.1.
32.1	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-K as Exhibit 32.1.

(1)	Management contracts and compensatory plans and arrangements required to be filed as Exhibits pursuant to Item 15 of this report.

