Form 10-Q
period 2012-03-31
MANAGEMENT NETWORK GROUP INC
filed 2012-05-15
CIK 1094814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2012

or

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

As of May 10, 2012, TMNG had outstanding 7,104,483 shares of common stock.

THE MANAGEMENT NETWORK GROUP, INC. INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE MANAGEMENT NETWORK GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (In thousands)

(unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,042	$13,250
Accounts receivable, net	12,446	11,428
Prepaid and other current assets	1,062	755
Total current assets	23,550	25,433

NONCURRENT ASSETS:
Property and equipment, net	1,765	1,653
Goodwill	8,121	7,995
Other noncurrent assets	199	206
Total Assets	$33,635	$35,287

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$1,121	$908
Accrued payroll, bonuses and related expenses	2,512	4,147
Deferred revenue	552	287
Other accrued liabilities	1,544	1,297
Total current liabilities	5,729	6,639

NONCURRENT LIABILITIES:
Deferred income tax liabilities	396	366
Other noncurrent liabilities	624	461
Total noncurrent liabilities	1,020	827

Commitments and contingencies (Note 6)

Total stockholders’ equity	26,886	27,821
Total Liabilities and Stockholders’ Equity	$33,635	$35,287

See notes to unaudited condensed consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

 (unaudited)

	Thirteen Weeks Ended
	March 31,	April 2,
	2012	2011
Revenues	$13,846	$16,923
Cost of services	8,755	10,614
Gross Profit	5,091	6,309
Operating Expenses:
Selling, general and administrative	6,249	7,281
Intangible asset amortization	-	212
Total operating expenses	6,249	7,493
Loss from operations	(1,158)	(1,184)
Other income	2	31
Loss before income taxes	(1,156)	(1,153)
Income tax provision	(30)	(30)
Net loss	(1,186)	(1,183)
Other comprehensive income:
Foreign currency translation adjustment	248	416
Unrealized gain on marketable securities	-	12
Comprehensive loss	$(938)	$(755)

Loss per common share
Basic and diluted	$(0.17)	$(0.17)

Weighted average shares used in calculation of net loss per basic and diluted common share	7,094	7,073

See notes to unaudited condensed consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	For the Thirteen Weeks Ended
	March 31,	April 2,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,186)	$(1,183)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	200	420
Share-based compensation	3	40
Deferred income taxes	30	30
Bad debts	9	-
Other changes in operating assets and liabilities:
Accounts receivable, net	(905)	(2,243)
Prepaid and other assets	(291)	(454)
Trade accounts payable	209	344
Deferred revenue	259	(201)
Accrued liabilities	(1,557)	(438)

Net cash used in operating activities	(3,229)	(3,685)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(49)	(316)

Net cash used in investing activities	(49)	(316)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	-	2,625
Payments made on unfavorable and other contractual obligations	-	(61)

Net cash provided by financing activities	-	2,564

Effect of exchange rate on cash and cash equivalents	70	128

Net decrease in cash and cash equivalents	(3,208)	(1,309)
Cash and cash equivalents, beginning of period	13,250	6,786
Cash and cash equivalents, end of period	$10,042	$5,477

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$-	$6
Accrued property and equipment additions	$346	$270

See notes to unaudited condensed consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Reporting

The condensed consolidated financial statements and accompanying notes of The Management Network Group, Inc. and its subsidiaries (“TMNG,” “TMNG Global,” “we,” “us,” “our,” or the “Company”) as of March 31, 2012, and for the thirteen weeks ended March 31, 2012 and April 2, 2011 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the Company’s condensed consolidated financial position, results of operations, and cash flows as of these dates and for the periods presented. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Consequently, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements nor those normally made in the Company’s annual report on Form 10-K. Accordingly, reference should be made to the Company’s annual consolidated financial statements and notes thereto for the fiscal year ended December 31, 2011, included in the 2011 Annual Report on Form 10-K (“2011 Form 10-K”) for additional disclosures, including a summary of the Company’s accounting policies. The Condensed Consolidated Balance Sheet as of December 31, 2011 has been derived from the audited Consolidated Balance Sheet at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Company has evaluated subsequent events for recognition or disclosure through the date these unaudited consolidated financial statements were issued.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management of the Company, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation of the financial statements have been included. The results of operations for the thirteen weeks ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year ending December 29, 2012.

Revenue Recognition — The Company recognizes revenue from time and materials consulting contracts in the period in which its services are performed. In addition to time and materials contracts, the Company's other types of contracts include fixed fee contracts. The Company recognizes revenues on milestone or deliverables-based fixed fee contracts and time and materials contracts not to exceed contract price using the percentage of completion-like method described by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 605-35, "Revenue Recognition — Construction-Type and Production-Type Contracts". For fixed fee contracts where services are not based on providing deliverables or achieving milestones, the Company recognizes revenue on a straight-line basis over the period during which such services are expected to be performed. In connection with some fixed fee contracts, the Company may receive payments from customers that exceed revenues up to that point in time. The Company records the excess of receipts from customers over recognized revenue as deferred revenue. Deferred revenue is classified as a current liability to the extent it is expected to be earned within twelve months from the date of the balance sheet.

The Company develops, installs and supports customer software in addition to the provision of traditional consulting services. The Company recognizes revenue in connection with its software sales agreements utilizing the percentage of completion-like method prescribed by FASB ASC 605-35. These agreements include software right-to-use licenses ("RTU's") and related customization and implementation services. Due to the long-term nature of software implementation and the extensive software customization based on normal customer specific requirements, both the RTU and implementation services are treated as a single element for revenue recognition purposes.

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

In addition to the professional services related to the customization and implementation of software, the Company also provides post-contract support ("PCS") services, including technical support and maintenance services. For those contracts that include PCS service arrangements which are not essential to the functionality of the software solution, the Company separates the FASB ASC 605-35 software services and PCS services utilizing the multiple-element arrangement model prescribed by FASB ASC 605-25, "Revenue Recognition — Multiple-Element Arrangements". FASB ASC 605-25 addresses the accounting treatment for an arrangement to provide the delivery or performance of multiple products and/or services where the delivery of a product or system or performance of services may occur at different points in time or over different periods of time. The Company utilizes FASB ASC 605-25 to separate the PCS service elements and allocate total contract consideration to the contract elements based on the relative fair value of those elements utilizing PCS renewal terms as evidence of fair value. Revenues from PCS services are recognized ratably on a straight-line basis over the term of the support and maintenance agreement.

The Company may also enter into contingent fee contracts, in which revenue is subject to achievement of savings or other agreed upon results, rather than time spent. Due to the nature of contingent fee contracts, the Company recognizes costs as they are incurred on the project and defers revenue recognition until the revenue is realizable and earned as agreed to by its clients. Although these contracts can be very rewarding, the profitability of these contracts is dependent on the Company's ability to deliver results for its clients and control the cost of providing these services. These types of contracts are typically more results-oriented and are subject to greater risk associated with revenue recognition and overall project profitability than traditional time and materials contracts. Revenues associated with contingent fee contracts were not material during the thirteen weeks ended March 31, 2012 and April 2, 2011.

Fair Value Measurement — For cash and cash equivalents, current trade receivables and current trade payables, the carrying amounts approximate fair value because of the short maturity of these items.

The Company utilizes the methods of fair value measurement as described in FASB ASC 820, “Fair Value Measurements” to value its financial assets and liabilities. As defined in FASB ASC 820, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, FASB ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

Research and Development and Software Development Costs —During the thirteen weeks ended March 31, 2012 and April 2, 2011, software development costs of $186,000 and $144,000, respectively, were expensed as incurred. No software development costs were capitalized during the thirteen weeks ended March 31, 2012 and April 2, 2011.

Foreign Currency Transactions and Translation — TMNG Europe, Cartesian and the international operations of CSMG conduct business primarily denominated in their respective local currency, which is their functional currency. Assets and liabilities have been translated to U.S. dollars at the period-end exchange rates. Revenues and expenses have been translated at exchange rates which approximate the average of the rates prevailing during each period. Translation adjustments are reported as a separate component of other comprehensive income in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Accumulated other comprehensive loss resulting from foreign currency translation adjustments totaled $4.1 million and $4.3 million, respectively, as of March 31, 2012 and December 31, 2011, and is included in Total Stockholders’ Equity in the Condensed Consolidated Balance Sheets. Assets and liabilities denominated in other than the functional currency of a subsidiary are re-measured at rates of exchange on the balance sheet date. Resulting gains and losses on foreign currency transactions are included in the Company’s results of operations. Realized and unrealized exchange gains and losses included in the results of operations were not significant during the thirteen weeks ended March 31, 2012 and April 2, 2011.

Net Loss Per Share — The Company has not included the effect of stock options and non-vested shares in the calculation of diluted loss per share for the thirteen weeks ended March 31, 2012 and April 2, 2011 as the Company reported a net loss for these periods and the effect would have been anti-dilutive.

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which revises the manner in which entities present comprehensive income in their financial statements by removing the existing options available for the presentation of comprehensive income but rather requiring comprehensive income to be reported in either a separate continuous statement of comprehensive income or in a two statement presentation format that would highlight the components of income as the first statement and then a separate but yet consecutive statement presenting the components and totals of comprehensive income. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which indefinitely defers the effective date of certain provisions under ASU 2011-05, Presentation of Comprehensive Income. The amendments in ASU 2011-12 defer the requirement under ASU 2011-05 to present reclassification adjustments by component in both the statement where net income is presented and the statement where other comprehensive income is presented. This deferral was prompted by constituents’ concerns that the presentation requirements would be costly to implement and could add unnecessary complexity to financial statements. All other requirements in ASU 2011-05 remain effective for fiscal years, and for interim periods within those years, beginning after December 15, 2011. The Company currently presents comprehensive income in accordance with this standard.

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

2. Goodwill and Long-Lived Assets

The changes in the carrying amount of goodwill for the thirteen weeks ended March 31, 2012 are as follows (in thousands):

	North
	America	EMEA	Total
Balance as of December 31, 2011	$3,947	$4,048	$7,995
Changes in foreign currency exchange rates	-	126	126

Balance as of March 31, 2012	$3,947	$4,174	$8,121

The Company evaluates goodwill for impairment on an annual basis on the last day of the first fiscal month of the fourth quarter and whenever events or circumstances indicate that these assets may be impaired. The Company performs its impairment testing for goodwill in accordance with FASB ASC 350, “Intangibles-Goodwill and Other.” Management determined that there were no events or changes in circumstances during the thirteen weeks ended March 31, 2012 which indicated that goodwill needed to be tested for impairment during the period.

The Company reviews long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets might not be recoverable in accordance with the provisions of FASB ASC 360, “Property, Plant and Equipment” and FASB ASC 350, “Intangibles-Goodwill and Other.” Management determined that there were no events or changes in circumstances during the thirteen weeks ended March 31, 2012 which indicated that long-lived assets and intangible assets needed to be reviewed for impairment during the period.

3. Share-Based Compensation

The Company issues stock option awards and non-vested share awards under its share-based compensation plans. The key provisions of the Company's share-based compensation plans are described in Note 5 to the Company's consolidated financial statements included in the 2011 Form 10-K.

The Company recognized no income tax benefits related to share-based compensation arrangements during the thirteen weeks ended March 31, 2012 and April 2, 2011.

1998 Equity Incentive Plan

Stock Options

A summary of the option activity under the Company's Amended and Restated 1998 Equity Incentive Plan (the "1998 Plan"), as of March 31, 2012 and changes during the thirteen weeks then ended is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	515,492	$10.79
Forfeited/cancelled	(10,153)	$11.61

Outstanding at March 31, 2012	505,339	$10.77

Options vested and expected to vest at March 31, 2012	503,607	$10.80

Options exercisable at March 31, 2012	500,539	$10.85

There were no options granted during the thirteen weeks ended March 31, 2012.

Non-vested Shares

There were no shares of non-vested stock outstanding as of March 31, 2012 or December 31, 2011. No shares of non-vested stock were issued during the thirteen weeks ended March 31, 2012.

2000 Supplemental Stock Plan

A summary of the option activity under the Company's 2000 Supplemental Stock Plan (the "Supplemental Stock Plan") as of March 31, 2012 and changes during the thirteen weeks then ended is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	154,700	$11.43
Forfeited/cancelled	(3,750)	$7.36

Outstanding at March 31, 2012	150,950	$11.53

Options vested and expected to vest at March 31, 2012	150,670	$11.54

Options exercisable at March 31, 2012	150,250	$11.55

The Supplemental Stock Plan expired on May 23, 2010. No new awards will be issued pursuant to the plan. The outstanding awards issued pursuant to the Supplemental Stock Plan remain subject to the terms of the Supplemental Stock Plan following expiration of the plan.

4. Business Segments and Major Customers

The Company identifies its segments based on the way management organizes the Company to assess performance and make operating decisions regarding the allocation of resources. In accordance with the criteria in FASB ASC 280 "Segment Reporting," the Company has concluded it has two reportable segments: the North America segment and the EMEA segment. The North America segment is comprised of three operating segments (North America Cable and Broadband, North America Telecom and Strategy), which are aggregated into one reportable segment based on the similarity of their economic characteristics. The EMEA segment is a single reportable, operating segment that encompasses the Company’s operational, technology and software consulting services outside of North America. Both reportable segments offer management consulting, custom developed software, and technical services.

Management evaluates segment performance based upon income (loss) from operations, excluding share-based compensation (benefits), depreciation and intangibles amortization. There were no inter-segment revenues during the thirteen weeks ended March 31, 2012 or April 2, 2011. In addition, in its administrative division, entitled “Not Allocated to Segments,” the Company accounts for non-operating activity and the costs of providing corporate and other administrative services to all the segments. Summarized financial information concerning the Company’s reportable segments is shown in the following table (amounts in thousands):

	North America	EMEA	Not Allocated to Segments	Total
As of and for the thirteen weeks ended March 31, 2012:
Revenues	$10,437	$3,409		$13,846
Income (loss) from operations	2,728	564	$(4,450)	(1,158)
Total assets	$8,388	$4,058	$21,189	$33,635

As of the fiscal year ended December 31, 2011
Total assets	$7,895	$3,533	$23,859	$35,287

As of and for the thirteen weeks ended April 2, 2011:
Revenues	$13,065	$3,858		$16,923
Income (loss) from operations	3,081	678	$(4,943)	(1,184)
Total assets	$13,993	$5,006	$23,805	$42,804

As of the fiscal year ended January 1, 2011
Total assets	$11,124	$5,406	$24,565	$41,095

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

In accordance with the provisions of FASB ASC 280-10, revenues earned in the United States and internationally based on the location where the services are performed are shown in the following table (amounts in thousands):

	For the Thirteen Weeks Ended
	March 31, 2012	April 2, 2011
United States	$9,970	$12,593
International:
United Kingdom	3,279	4,040
Other	597	290
Total	$13,846	$16,923

Major customers in terms of significance to TMNG’s revenues (i.e. in excess of 10% of revenues) and accounts receivable were as follows (amounts in thousands). All major customers are within the North America segment.

	Revenues
	For the thirteen weeks	For the thirteen weeks
	ended March 31, 2012	ended April 2, 2011
Customer A	$4,099	$4,232
Customer B	$510	$2,814
Customer C	$1,584	$2,414
Customer D	$1,694	$1,319

	Accounts Receivable
	As of March 31, 2012	As of April 2, 2011
Customer A	$2,731	$3,303
Customer B	$802	$6,007
Customer C	$1,287	$2,255
Customer D	$1,242	$787

Revenues from the Company’s ten most significant customers accounted for approximately 83.8% and 86.1% of revenues during the thirteen weeks ended March 31, 2012 and April 2, 2011, respectively.

5. Income Taxes

In both thirteen week periods ended March 31, 2012 and April 2, 2011, the Company recorded an income tax provision of $30,000. The tax provisions for both thirteen week periods ended March 31, 2012 and April 2, 2011 are due to deferred taxes recognized on intangible assets amortized for income tax purposes but not for financial reporting purposes. The Company has reserved all of its domestic and international net deferred tax assets with a valuation allowance as of March 31, 2012 and December 31, 2011 in accordance with the provisions of FASB ASC 740, "Income Taxes," which requires an estimation of the recoverability of the recorded income tax asset balances. As of March 31, 2012, the Company has recorded $34.5 million of valuation allowances attributable to its net deferred tax assets.

The Company analyzes its uncertain tax positions pursuant to the provisions of FASB ASC 740 “Income Taxes.” There was no material activity related to the liability for uncertain tax positions during the thirteen weeks ended March 31, 2012 and April 2, 2011, and the Company has determined it does not have any material uncertain tax positions to reserve for at March 31, 2012.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004. As of March 31, 2012, the Company has no income tax examinations in process.

6. Commitments and Contingencies

On January 10, 2012, Richard P. Nespola, the Company’s former chief executive officer and former chairman of the board and a current member of the Company’s Board of Directors, filed an action, Richard P. Nespola v. The Management Network Group, Inc., against the Company with the American Arbitration Association. In this action, Mr. Nespola claims that the Company breached his employment agreement and an implied covenant of good faith and fair dealing by: (i) improperly deciding not to renew his employment agreement, and (ii) subsequently deciding to terminate his employment for cause. Further, Mr. Nespola claims the Company defamed him by publishing to the Board of Directors of the Company allegedly false reasons for terminating his employment for cause. Mr. Nespola seeks in excess of $1.6 million in damages plus attorneys’ fees and costs. TMNG denies Mr. Nespola’s allegations, does not believe the action has any merit and intends to defend against it vigorously. This proceeding is at a preliminary stage and the Company is unable to reasonably estimate any possible loss or range of possible loss given the current status of the arbitration and given the inherent uncertainty in predicting any future judicial or arbitration decision or other resolution of the proceeding. The arbitration is currently stayed pending resolution of Richard P. Nespola v. The Management Network Group, Inc., and American Arbitration Association, a New York state court action filed by Mr. Nespola alleging that the American Arbitration Association improperly transferred the arbitration proceedings from New York to Overland Park, Kansas and requesting that the New York state court overturn the transfer and assign a New York arbitrator. The Company is currently opposing this action as well as it believes the American Arbitration Association decision was valid.

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

During fiscal year 2009, the Company entered into an agreement under which it had a commitment to purchase a minimum of $401,000 in computer software over a three year period. As of December 31, 2011, the Company had an obligation of $21,000 remaining under this commitment. As of March 31, 2012, the Company has completely satisfied its obligations under the original agreement. During the thirteen weeks ended March 31, 2012, this purchase agreement was renewed. Under the renewal, the Company has a commitment to purchase a minimum of $285,000 in computer software over a three year period. As of March 31, 2012, the Company has an obligation of $285,000 remaining under this commitment.

During fiscal year 2010, the Company entered into an agreement to purchase telecommunications equipment in the amount of $99,000 over a three year period. As of March 31, 2012, the Company has an obligation of $55,000 remaining under this commitment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements. In addition to historical information, this quarterly report contains forward-looking statements. Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements of assumptions underlying such statements, and statements of the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future. Forward-looking statements can often be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "should," "could," "intends," "plans," "estimates" or "anticipates," variations thereof or similar expressions. Certain risks and uncertainties could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause a difference include, but are not limited to, conditions in the industry sectors that we serve, including the slowing of client decisions on proposals and project opportunities along with scope reduction of existing projects, overall economic and business conditions, including the current economic slowdown, our ability to retain the limited number of large clients that constitute a major portion of our revenues, technological advances and competitive factors in the markets in which we compete, and the factors discussed in the sections entitled "Cautionary Statement Regarding Forward-Looking Information" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on Form 10-K for the fiscal year ended December 31, 2011. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date of this report. We undertake no obligation to revise, or publicly release the results of any revision to, these forward-looking statements. Readers should carefully review the cautionary statements contained in our annual report and in other documents that we file from time to time with the Securities and Exchange Commission.

The following should be read in connection with Management's Discussion and Analysis of Financial Condition and Results of Operations as presented in our annual report on Form 10-K for the fiscal year ended December 31, 2011.

OVERVIEW

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

Our global investments in targeting the cable industry have re-positioned us to better serve consolidating telecommunications carriers and the converging global media and entertainment companies. The convergence of communications with media and entertainment, the pace of technological change in the sector, and the consolidation of large telecommunications carriers have required us to focus our strategy on serving our clients in both North America and European markets, continuing to expand our offerings with software products and strengthening our position within the large carriers and media and entertainment companies. Subject to the effects of cyclical economic conditions, our efforts are helping us build what we believe is a more sustainable revenue model over the long-term, which will enable us to expand our global presence. We continue to focus our efforts on identifying, adapting to and capitalizing on the changing dynamics prevalent in the converging communications, media and entertainment industries, as well as providing our wireless and IP services within the communications sector.

In the first quarter of 2012, we established Mobile Device Lease xChange, or MDLx, as a wholly-owned subsidiary to provide carriers with a viable smartphone leasing offering. MDLx is intended to operate as a third party administration company for wireless carriers who will provide a comprehensive and integrated business and operating model for mobile device leasing and the complete technology platform for lease administration and accounting. MDLx provides an end-to-end solution that quickly allows carriers to reduce the economic impact of handset subsidies while providing consumers with access to more frequent mobile device upgrade opportunities.

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

Revenues are driven by the ability of our team to secure new project contracts and deliver those projects in a way that adds value to our client in terms of return on investment or assisting clients to address a need or implement change. For the thirteen weeks ended March 31, 2012, revenues decreased 18.2% to $13.8 million from $16.9 million for the thirteen weeks ended April 2, 2011 driven primarily by the completion of a significant Tier 1 carrier engagement in fiscal year 2011. Our international revenues were approximately 28.0% of total revenues for the thirteen weeks ended March 31, 2012 as compared to 25.6% for the thirteen weeks ended April 2, 2011. Our revenues are denominated in multiple currencies and may be impacted by currency rate fluctuations.

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

Gross margins were 36.8% in the thirteen weeks ended March 31, 2012 compared to 37.3% in the thirteen weeks ended April 2, 2011. In general, the most significant items that impact our margins include the mix of project types, utilization of personnel and competitive pricing decisions, including volume discounts.

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

Selling, general and administrative expenses were $6.2 million for the thirteen weeks ended March 31, 2012 compared to $7.3 million for the thirteen weeks ended April 2, 2011. Selling, general and administrative expenses during the thirteen weeks ended March 31, 2012 decreased from the comparable 2011 period primarily due to proactive measures to lower salary and other personnel related costs and a reduction in travel and entertainment expenditures during the period to better align the cost structure with our customer base and core revenue generating activities. We continue to evaluate selling, general and administrative expenses in an effort to maintain an appropriate cost structure relative to revenue levels.

There was no intangible asset amortization included in operating expenses in the thirteen weeks ended March 31, 2012 compared to $0.2 million in the thirteen weeks ended April 2, 2011. The decrease in amortization expense was due to the completion of amortization of all intangibles recorded in connection with our acquisitions of Cartesian Ltd and RVA Consulting LLC.

We recorded a net loss of $1.2 million in both thirteen week periods ended March 31, 2012 and April 2, 2011, respectively. The rate of change in the communications industry, driving convergence of media and telecommunications, consolidation of smaller providers and expanded deployment of wireless capabilities have added both opportunity and uncertainty for our clients. The general result is overall reduced client spending on many capital and operational initiatives. This reduction in spending, coupled with increased competition pursuing fewer opportunities, could result in further price reductions, fewer client projects, under-utilization of consultants, reduced operating margins and loss of market share. Declines in our revenues can have a significant impact on our financial results. Although we have a flexible cost base comprised primarily of employee and related costs, there is a lag in time required to scale the business appropriately if revenues are reduced. In addition, our future revenues and operating results may fluctuate from quarter to quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, consultant utilization rates, general economic conditions and other factors.

Cash and cash equivalents decreased by $3.2 million during the thirteen weeks ended March 31, 2012 due primarily to operating activities, including changes in working capital and negative cash flow from operations. At March 31, 2012, we had working capital of approximately $17.8 million. Working capital decreased by $1.0 million from December 31, 2011 due primarily to operating losses.

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

Impairment of Goodwill and Long-lived Assets — As of March 31, 2012, we had $8.1 million in goodwill, which is subject to periodic review for impairment. FASB ASC 350 "Intangibles-Goodwill and Other" requires an evaluation of indefinite-lived intangible assets and goodwill annually and whenever events or circumstances indicate that such assets may be impaired. The evaluation is conducted at the reporting unit level and compares the calculated fair value of the reporting unit to its book value to determine whether impairment has been deemed to occur. As of March 31, 2012, we have approximately $3.9 million and $4.2 million in goodwill allocated to the North America Carrier and EMEA reporting units, respectively. Any impairment charge would be based on the most recent estimates of the recoverability of the recorded goodwill. If the remaining book value assigned to goodwill in an acquisition is higher than the estimated fair value of the reporting unit, there is a requirement to write down these assets.

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

Revenue Recognition — We recognize revenues from time and materials consulting contracts in the period in which our services are performed. We recognized $5.1 and $8.0 million in revenues from time and materials contracts during the thirteen weeks ended March 31, 2012 and April 2, 2011, respectively. In addition to time and materials contracts, our other types of contracts include fixed fee contracts. We recognize revenues on milestone or deliverables-based fixed fee contracts and time and materials contracts not to exceed contract price using the percentage of completion-like method described by FASB ASC 605-35, "Revenue Recognition — Construction-Type and Production-Type Contracts." For fixed fee contracts where services are not based on providing deliverables or achieving milestones, we recognize revenues on a straight-line basis over the period during which such services are expected to be performed. During the thirteen weeks ended March 31, 2012 and April 2, 2011, we recognized $8.7 million and $8.9 million in revenues on fixed fee contracts, respectively. In connection with some fixed fee contracts, we receive payments from customers that exceed recognized revenues. We record the excess of receipts from customers over recognized revenue as deferred revenue. Deferred revenue is classified as a current liability to the extent it is expected to be earned within twelve months from the date of the balance sheet.

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

We also may enter into contingent fee contracts, in which revenue is subject to achievement of savings or other agreed upon results, rather than time spent. Due to the nature of contingent fee contracts, we recognize costs as they are incurred on the project and defer revenue recognition until the revenue is realizable and earned as agreed to by our clients. Although these contracts can be very rewarding, the profitability of these contracts is dependent on our ability to deliver results for our clients and control the cost of providing these services. These types of contracts are typically more results-oriented and are subject to greater risk associated with revenue recognition and overall project profitability than traditional time and materials contracts. Revenues associated with contingent fee contracts were not material during the thirteen weeks ended March 31, 2012 or April 2, 2011, respectively.

Accounting for Income Taxes — Accounting for income taxes requires significant estimates and judgments on the part of management. Such estimates and judgments include, but are not limited to, the effective tax rate anticipated to apply to tax differences that are expected to reverse in the future, the sufficiency of taxable income in future periods to realize the benefits of net deferred tax assets and net operating losses currently recorded and the likelihood that tax positions taken in tax returns will be sustained on audit. We account for income taxes in accordance with FASB ASC 740 "Income Taxes." As required by FASB ASC 740, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. FASB ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of March 31, 2012, cumulative valuation allowances in the amount of $34.5 million were recorded in connection with the net deferred income tax assets. As required by FASB ASC 740, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the guidance. Pursuant to FASB ASC 740, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As of March 31, 2012, we have no recorded liability for unrecognized tax benefits.

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

Research and Development and Software Development Costs — Software development costs are accounted for in accordance with FASB ASC 985-20, "Software — Costs of Software to Be Sold, Leased, or Marketed." Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. We capitalize development costs incurred during the period between the establishment of technological feasibility and the release of the final product to customers. During the thirteen weeks ended March 31, 2012 and April 2, 2011, software development costs of $186,000 and $144,000, respectively, were expensed as incurred. No software development costs were capitalized during the thirteen weeks ended March 31, 2012 or April 2, 2011.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED MARCH 31, 2012 COMPARED TO THIRTEEN WEEKS ENDED APRIL 2, 2011

REVENUES

Revenues decreased 18.2% to $13.8 million for the thirteen weeks ended March 31, 2012 from $16.9 million for the thirteen weeks ended April 2, 2011. The reduction in revenues was primarily related to our North America segment which had lower project volumes in the current quarter as a result of the completion of a significant Tier 1 carrier engagement in fiscal year 2011.

North America Segment — North America segment revenues decreased 20.1% to $10.4 million for the thirteen weeks ended March 31, 2012 from $13.1 million for the thirteen weeks ended April 2, 2011. During the thirteen weeks ended March 31, 2012, the North America segment provided services on 81 customer projects, compared to 88 projects performed in the thirteen weeks ended April 2, 2011. Average revenue per project was $129,000 in the thirteen weeks ended March 31, 2012, compared to $148,000 in the thirteen weeks ended April 2, 2011. Revenues recognized in connection with fixed price engagements totaled $6.9 million and $6.8 million for the thirteen weeks ended March 31, 2012 and April 2, 2011, representing 65.8% and 52.3% of the total revenues of the segment, respectively. There were no revenues from software licensing during the thirteen weeks ended March 31, 2012. Revenues from software licensing and related implementation fees during the thirteen weeks ended April 2, 2011 were $208,000.

EMEA Segment— EMEA segment revenues decreased 11.6% to $3.4 million for the thirteen weeks ended March 31, 2012 from $3.9 million for the thirteen weeks ended April 2, 2011. During the thirteen weeks ended March 31, 2012 and April 2, 2011, this segment provided services on 72 and 70 customer projects, respectively. Average revenue per project was approximately $37,000 and $45,000, respectively, for the thirteen weeks ended March 31, 2012 and April 2, 2011. Revenues from post-contract software related support services were approximately $727,000 and $708,000 for the thirteen weeks ended March 31, 2012 and April 2, 2011, respectively. There were no revenues from software licensing during the thirteen weeks ended March 31, 2012 and April 2, 2011.

COSTS OF SERVICES

Costs of services decreased 17.5% to $8.8 million for the thirteen weeks ended March 31, 2012 from $10.6 million for the thirteen weeks ended April 2, 2011. Our gross margin was 36.8% for the thirteen weeks ended March 31, 2012 compared to 37.3% for the thirteen weeks ended April 2, 2011. Our North America segment gross margin was 38.2% for the thirteen weeks ended March 31, 2012 compared to 37.6% for the thirteen weeks ended April 2, 2011. The increase in gross margin in the first quarter of 2012 as compared to the same period of 2011 in our North America segment is primarily due to improved utilization and reduced volume discounts with clients partially offset by the completion of a significant Tier 1 carrier engagement in fiscal year 2011. Our EMEA segment gross margin was 32.4% for the thirteen weeks ended March 31, 2012, compared to 36.2% for the thirteen weeks ended April 2, 2011. Margin decreases in the EMEA segment are primarily related to declines in revenues and lower staff utilization.

OPERATING EXPENSES

Operating expenses decreased 16.6% to $6.2 million for the thirteen weeks ended March 31, 2012, from $7.5 million for the thirteen weeks ended April 2, 2011. Due to the complete amortization during 2011 of the remaining balances on all intangibles recorded in connection with acquisitions, operating expenses for the thirteen weeks ended March 31, 2012 includes only selling, general and administrative expenses while operating expenses for the thirteen weeks ended April 2, 2011 included selling, general and administrative expenses and intangible asset amortization.

Selling, general and administrative expenses decreased 14.2% to $6.2 million for the thirteen weeks ended March 31, 2012, compared to $7.3 million for the thirteen weeks ended April 2, 2011. The decrease in selling, general and administrative expenses for the thirteen weeks ended March 31, 2012 is primarily due to proactive management measures to lower salary and other personnel related costs in addition to a reduction in travel and entertainment expenditures. There was no intangible asset amortization during the thirteen weeks ended March 31, 2012 as compared with $212,000 for the thirteen weeks ended April 2, 2011. As noted above, this decrease is due to the completion of amortization of all intangibles recorded in connection with acquisitions.

OTHER INCOME AND EXPENSES

Other income was $2,000 and $37,000 for the thirteen weeks ended March 31, 2012 and April 2, 2011, respectively, and represented interest earned on invested balances. As of March 31, 2012, our holdings consist primarily of money market funds.

INCOME TAXES

During both thirteen week periods ended March 31, 2012 and April 2, 2011, we recorded an income tax provision of $30,000. The income tax provisions for both periods are related to deferred taxes recognized on intangibles amortized for income tax purposes but not for financial reporting purposes. For the thirteen weeks ended March 31, 2012 and April 2, 2011, we recorded no income tax benefit related to our domestic and international pre-tax losses in accordance with the provisions of FASB ASC 740, "Income Taxes", which requires an estimation of our ability to use recorded deferred income tax assets. We currently have recorded a valuation allowance against all domestic and international deferred income tax assets generated due to uncertainty about their ultimate realization as a result of our history of operating losses. If we continue to report net operating losses for financial reporting in either our domestic or international operations, no additional tax benefit would be recognized for those losses, since we will not have accumulated enough positive evidence to support our ability to utilize the net operating loss carry-forwards in the future.

NET LOSS

We recorded a net loss of $1.2 million in both thirteen week periods ended March 31, 2012 and April 2, 2011, respectively.

STATEMENT REGARDING NON-GAAP FINANCIAL MEASUREMENT

In addition to net loss and net loss per share on a GAAP basis, our management uses a non-GAAP financial measure, "Non-GAAP adjusted net income or loss," in its evaluation of our performance, particularly when comparing performance to the prior year's period and on a sequential basis. This non-GAAP measure contains certain non-GAAP adjustments which are described in the following schedule entitled "Reconciliation of GAAP Net Loss to Non-GAAP Adjusted Net Loss." In making these non-GAAP adjustments, we take into account certain non-cash expenses and benefits, including tax effects as applicable, and the impact of certain items that are generally not expected to be on-going in nature or that are unrelated to our core operations. Management believes the exclusion of these items provides a useful basis for evaluating underlying business performance, but should not be considered in isolation and is not in accordance with, or a substitute for, evaluating our performance utilizing GAAP financial information. We believe that providing such adjusted results allows investors and other users of our financial statements to better understand our comparative operating performance for the periods presented. Our non-GAAP measure may differ from similar measures by other companies, even if similar terms are used to identify such measures. Although management believes the non-GAAP financial measure is useful in evaluating the performance of our business, we acknowledge that items excluded from such measure have a material impact on our net loss and net loss per share calculated in accordance with GAAP. Therefore, management uses non-GAAP measures in conjunction with GAAP results. Investors and other users of our financial information should also consider the above factors when evaluating our results.

RECONCILIATION OF GAAP NET LOSS TO NON-GAAP ADJUSTED NET LOSS

(In thousands, except per share data)

(unaudited)

	Thirteen Weeks Ended
	March 31,	April 2,
	2012	2011

Reconciliation of GAAP net loss to non-GAAP adjusted net loss:
GAAP net loss	$(1,186)	$(1,183)

Depreciation and amortization	200	420
Non-cash share based compensation expense	3	40
Tax effect of applicable non-GAAP adjustments	30	30
Adjustments to GAAP net loss	233	490

Non-GAAP adjusted net loss	$(953)	$(693)

Reconciliation of GAAP net loss per diluted common share to non-GAAP adjusted net loss per diluted common share:
GAAP net loss per diluted common share	$(0.17)	$(0.17)

Depreciation and amortization	0.03	0.06
Non-cash share based compensation expense	0.00	0.01
Tax effect of applicable non-GAAP adjustments	0.01	0.00
Adjustments to GAAP net loss per diluted common share	0.04	0.07

Non-GAAP adjusted net loss per diluted common share	$(0.13)	$(0.10)

Weighted average shares used in calculation of diluted net loss per common share	7,094	7,073

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $3.2 million and $3.7 million for the thirteen weeks ended March 31, 2012 and April 2, 2011, respectively. For the thirteen weeks ended March 31, 2012, cash used in operating activities was the result of $0.9 million of negative cash flows due to the results of operations (after adding back non-cash items to our net loss) plus increases in net working capital other than cash of $2.3 million. During the thirteen weeks ended April 2, 2011, cash used in operating activities was primarily due to losses of $0.7 million after non-cash add backs plus increases in net working capital other than cash of $3.0 million.

Net cash used in investing activities was $49,000 and $316,000 for the thirteen weeks ended March 31, 2012 and April 2, 2011, respectively. Investing activities for the thirteen weeks ended March 31, 2012 and April 2, 2011 related to the purchase of office equipment, software and computer equipment.

There was no cash provided or used by financing activities during the thirteen weeks ended March 31, 2012 while net cash provided by financing activities was $2.6 million for the thirteen weeks ended April 2, 2011. Financing activities during the thirteen weeks ended April 2, 2011 included $2.6 million in proceeds from line of credit borrowings. In addition, during the thirteen weeks ended April 2, 2011, $61,000 in cash was used to make payments on long term obligations.

At March 31, 2012, we had approximately $10.0 million in cash and cash equivalents ($2.1 million of which was denominated in pounds sterling) and $17.8 million in net working capital. We believe we have sufficient cash and cash equivalents to meet anticipated cash requirements, including anticipated capital expenditures for at least the next 12 months. Furthermore, based on an analysis of our investments classified as cash equivalents, we do not believe that we have any material risk related to the liquidity or valuation of these investments, nor do we believe that we have any counterparty credit risk related to these investments. Should our cash and cash equivalents prove insufficient, we may need to obtain new debt or equity financing to support our operations or complete acquisitions. In recent years, credit and capital markets have experienced unusual volatility and disruption. If we need to obtain new debt or equity financing to support our operations or complete acquisitions in the future, we may be unable to obtain debt or equity financing on reasonable terms. We have established a flexible model that provides a lower fixed cost structure than most consulting firms, enabling us to scale operating cost structures more quickly based on market conditions, although there is a lag in time required to scale the business appropriately if revenues are reduced. Our strong balance sheet has enabled us to make acquisitions and related investments in intellectual property and businesses we believe are enabling us to capitalize on the current transformation of the industry; however, if demand for our consulting services is reduced and we experience negative cash flow, we could experience liquidity challenges at some point in the future.

FINANCIAL COMMITMENTS

During fiscal year 2009, we entered into an agreement under which we had a commitment to purchase a minimum of $401,000 in computer software over a three year period. As of December 31, 2011, we had an obligation of $21,000 remaining under this commitment. As of March 31, 2012, we have completely satisfied our obligations under the original agreement. During the thirteen weeks ended March 31, 2012, this purchase agreement was renewed. Under the renewal, we have a commitment to purchase a minimum of $285,000 in computer software over a three year period. As of March 31, 2012, we have an obligation of $285,000 remaining under this commitment.

During fiscal year 2010, we entered into an agreement to purchase telecommunications equipment in the amount of $99,000 over a three year period. As of March 31, 2012, we have an obligation of $55,000 remaining under this commitment.

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

A review and evaluation was performed by our management, including the person serving as our Chief Executive Officer and Chief Financial Officer (the “CEO and CFO”), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon this evaluation, the Company’s CEO and CFO has concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 10, 2012, Richard P. Nespola, the Company’s former chief executive officer and former chairman of the board and a current member of the Company’s Board of Directors, filed an action, Richard P. Nespola v. The Management Network Group, Inc., against the Company with the American Arbitration Association. In this action, Mr. Nespola claims that the Company breached his employment agreement and an implied covenant of good faith and fair dealing by: (i) improperly deciding not to renew his employment agreement, and (ii) subsequently deciding to terminate his employment for cause. Further, Mr. Nespola claims the Company defamed him by publishing to the Board of Directors of the Company allegedly false reasons for terminating his employment for cause. Mr. Nespola seeks in excess of $1.6 million in damages plus attorneys’ fees and costs. TMNG denies Mr. Nespola’s allegations, does not believe the action has any merit and intends to defend against it vigorously. This proceeding is at a preliminary stage and the Company is unable to reasonably estimate any possible loss or range of possible loss given the current status of the arbitration and given the inherent uncertainty in predicting any future judicial or arbitration decision or other resolution of the proceeding. The arbitration is currently stayed pending resolution of Richard P. Nespola v. The Management Network Group, Inc., and American Arbitration Association, a New York state court action filed by Mr. Nespola alleging that the American Arbitration Association improperly transferred the arbitration proceedings from New York to Overland Park, Kansas and requesting that the New York state court overturn the transfer and assign a New York arbitrator. The Company is currently opposing this action as well as it believes the American Arbitration Association decision was valid.

We have not been subject to any material new litigation since the filing on March 30, 2012 of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 1A. RISK FACTORS

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit 3.1	Amended and Restated Bylaws, filed as Exhibit 3.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 26, 2012, are incorporated herein by reference as Exhibit 3.1.

Exhibit 10.1	Executive Incentive Compensation Plans for Cambridge Strategic Management Group, Inc. Managing Director.

Exhibit 10.2	The Management Network Group, Inc. 2012 Executive Incentive Compensation Plan, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2012, is incorporated herein by reference as Exhibit 10.2.

Exhibit 10.3	Settlement Agreement dated January 25, 2012, by and among the Company, Norman H. Pessin, Sandra F. Pessin, MHW Partners, L.P., MHW Capital, LLC, MHW Capital Management, LLC and Peter H. Woodward, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2012, is incorporated herein by reference as Exhibit 10.3.

Exhibit 10.4	Employment Agreement between The Management Network Group, Inc. and Donald E. Klumb dated February 3, 2012, filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2012, is incorporated herein by reference as Exhibit 10.4.

Exhibit 10.5	Employment Agreement between The Management Network Group, Inc. and Micky K. Woo dated January 25, 2012, filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2012, is incorporated herein by reference as Exhibit 10.5.

Exhibit 31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certifications furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
17

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Management Network Group, Inc.
(Registrant)

Date: May 15, 2012	By	/s/ Donald E. Klumb
(Signature)
Donald E. Klumb Chief Executive Officer (Principal executive officer), President, and Chief Financial Officer (Principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

Exhibit 3.1	Amended and Restated Bylaws, filed as Exhibit 3.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 26, 2012, are incorporated herein by reference as Exhibit 3.1.

Exhibit 10.1	Executive Incentive Compensation Plans for Cambridge Strategic Management Group, Inc. Managing Director.

Exhibit 10.2	The Management Network Group, Inc. 2012 Executive Incentive Compensation Plan, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2012, is incorporated herein by reference as Exhibit 10.2.

Exhibit 10.3	Settlement Agreement dated January 25, 2012, by and among the Company, Norman H. Pessin, Sandra F. Pessin, MHW Partners, L.P., MHW Capital, LLC, MHW Capital Management, LLC and Peter H. Woodward, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2012, is incorporated herein by reference as Exhibit 10.3.

Exhibit 10.4	Employment Agreement between The Management Network Group, Inc. and Donald E. Klumb dated February 3, 2012, filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2012, is incorporated herein by reference as Exhibit 10.4.

Exhibit 10.5	Employment Agreement between The Management Network Group, Inc. and Micky K. Woo dated January 25, 2012, filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2012, is incorporated herein by reference as Exhibit 10.5.

Exhibit 31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certifications furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
19