Form 10-Q
period 2012-06-30
MANAGEMENT NETWORK GROUP INC
filed 2012-08-14
CIK 1094814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2012

or

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

As of August 9, 2012, TMNG had outstanding 7,104,483 shares of common stock.

THE MANAGEMENT NETWORK GROUP, INC. INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE MANAGEMENT NETWORK GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (In thousands)

(unaudited)

	June 30,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,277	$13,250
Accounts receivable, net	12,790	11,428
Prepaid and other current assets	739	755
Total current assets	23,806	25,433

NONCURRENT ASSETS:
Property and equipment, net	1,591	1,653
Goodwill	8,001	7,995
Other noncurrent assets	192	206
Total Assets	$33,590	$35,287

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$774	$908
Accrued payroll, bonuses and related expenses	3,687	4,147
Deferred revenue	427	287
Other accrued liabilities	1,454	1,297
Total current liabilities	6,342	6,639

NONCURRENT LIABILITIES:
Deferred income tax liabilities	426	366
Other noncurrent liabilities	558	461
Total noncurrent liabilities	984	827

Commitments and contingencies (Note 6)

Total stockholders’ equity	26,264	27,821
Total Liabilities and Stockholders’ Equity	$33,590	$35,287

See notes to unaudited condensed consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

 (unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011
Revenues	$13,498	$17,147	$27,344	$34,070
Cost of services	8,449	10,388	17,204	21,002
Gross Profit	5,049	6,759	10,140	13,068
Operating Expenses:
Selling, general and administrative	5,432	7,234	11,681	14,515
Intangible asset amortization	-	213	-	425
Total operating expenses	5,432	7,447	11,681	14,940
Loss from operations	(383)	(688)	(1,541)	(1,872)
Other income (expense)	5	(310)	7	(279)
Loss before income taxes	(378)	(998)	(1,534)	(2,151)
Income tax provision	(30)	(30)	(60)	(60)
Net loss	(408)	(1,028)	(1,594)	(2,211)
Other comprehensive income (loss):
Foreign currency translation adjustment	(236)	(26)	12	390
Unrealized gain on marketable securities	-	312	-	324
Comprehensive loss	$(644)	$(742)	$(1,582)	$(1,497)

Loss per common share
Basic and diluted	$(0.06)	$(0.15)	$(0.22)	$(0.31)

Weighted average shares used in calculation of net loss per basic and diluted common share	7,101	7,081	7,097	7,077

See notes to unaudited condensed consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	For the Twenty-six Weeks Ended
	June 30,	July 2,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,594)	$(2,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	408	858
Share-based compensation	7	101
Deferred income taxes	60	60
Bad debt expense	10	-
Realized loss on investments	-	312
Other changes in operating assets and liabilities:
Accounts receivable, net	(1,373)	61
Prepaid and other assets	33	(189)
Trade accounts payable	(118)	370
Deferred revenue	144	(215)
Accrued liabilities	(445)	149

Net cash used in operating activities	(2,868)	(704)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investments	-	5,938
Acquisition of property and equipment	(131)	(461)

Net cash (used in) provided by investing activities	(131)	5,477

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	-	2,625
Payments on line of credit	-	(2,625)
Payments made on unfavorable and other contractual obligations	-	(61)
Issuance of common stock through employee stock purchase plan	18	18

Net cash provided by (used in) financing activities	18	(43)

Effect of exchange rate on cash and cash equivalents	8	117

Net (decrease) increase in cash and cash equivalents	(2,973)	4,847
Cash and cash equivalents, beginning of period	13,250	6,786
Cash and cash equivalents, end of period	$10,277	$11,633

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$-	$15
Accrued property and equipment additions	$312	$228

See notes to unaudited condensed consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Reporting

The condensed consolidated financial statements and accompanying notes of The Management Network Group, Inc. and its subsidiaries (“TMNG,” “TMNG Global,” “we,” “us,” “our,” or the “Company”) as of June 30, 2012, and for the thirteen and twenty-six weeks ended June 30, 2012 and July 2, 2011 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the Company’s condensed consolidated financial position, results of operations, and cash flows as of these dates and for the periods presented. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Consequently, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements nor those normally made in the Company’s Annual Report on Form 10-K. Accordingly, reference should be made to the Company’s annual consolidated financial statements and notes thereto for the fiscal year ended December 31, 2011, included in the 2011 Annual Report on Form 10-K (“2011 Form 10-K”) for additional disclosures, including a summary of the Company’s accounting policies. The Condensed Consolidated Balance Sheet as of December 31, 2011 has been derived from the audited Consolidated Balance Sheet at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Company has evaluated subsequent events for recognition or disclosure through the date these unaudited consolidated financial statements were issued.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the thirteen and twenty-six weeks ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 29, 2012.

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

The Company develops, installs and supports customer software in addition to the provision of traditional consulting services. The Company recognizes revenue in connection with its software sales agreements utilizing the percentage of completion-like method prescribed by FASB ASC 605-35. These agreements include software right-to-use licenses ("RTU's") and related customization and implementation services. Due to the long-term nature of software implementation and the extensive software customization based on normal customer specific requirements, both the RTU’s and implementation services are treated as a single element for revenue recognition purposes.

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

The Company may also enter into contingent fee contracts, in which revenue is subject to achievement of savings or other agreed upon results, rather than time spent. Due to the nature of contingent fee contracts, the Company recognizes costs as they are incurred on the project and defers revenue recognition until the revenue is realizable and earned as agreed to by its clients. Although these contracts can be very rewarding, the profitability of these contracts is dependent on the Company's ability to deliver results for its clients and control the cost of providing these services. These types of contracts are typically more results-oriented and are subject to greater risk associated with revenue recognition and overall project profitability than traditional time and materials contracts. Revenues associated with contingent fee contracts were not material during the thirteen and twenty-six weeks ended June 30, 2012 and July 2, 2011.

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

Research and Development and Software Development Costs – During the thirteen and twenty-six weeks ended June 30, 2012, software development costs of $154,000 and $340,000, respectively, were expensed as incurred. During the thirteen and twenty-six weeks ended July 2, 2011, software development costs of $140,000 and $284,000, respectively, were expensed as incurred. No software development costs were capitalized during the thirteen and twenty-six weeks ended June 30, 2012 and July 2, 2011.

Foreign Currency Transactions and Translation — TMNG Europe Ltd., Cartesian Ltd. and the international operations of Cambridge Strategic Management Group, Inc. conduct business primarily denominated in their respective local currency, which is their functional currency. Assets and liabilities have been translated to U.S. dollars at the period-end exchange rates. Revenues and expenses have been translated at exchange rates which approximate the average of the rates prevailing during each period. Translation adjustments are reported as a separate component of other comprehensive income (loss) in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Accumulated other comprehensive loss resulting from foreign currency translation adjustments totaled $4.3 million as of June 30, 2012 and December 31, 2011, and is included in Total Stockholders’ Equity in the Condensed Consolidated Balance Sheets. Assets and liabilities denominated in other than the functional currency of a subsidiary are re-measured at rates of exchange on the balance sheet date. Resulting gains and losses on foreign currency transactions are included in the Company’s results of operations. Realized and unrealized exchange gains and losses included in the results of operations were not significant during the thirteen and twenty-six weeks ended June 30, 2012 and July 2, 2011.

Derivative Financial Instruments – As of June 30, 2012, the Company had two open foreign currency forward contracts.  These forward contracts provide an economic hedge against fluctuations in exchange rates between the British pound and Euro denominated accounts receivables, but have not been designated as hedges for accounting purposes. The contracts, with notional amounts of $436,000 and $280,000 at June 30, 2012, expire on September 28, 2012 and December 28, 2012, respectively. The Company utilizes valuation models for these forward contracts that rely exclusively on Level 2 inputs, as defined by the FASB ASC 820, Fair Value Measurements and Disclosures. Gains and losses on foreign currency forward contracts are included in selling, general, and administrative expenses in the Condensed Consolidated Statement of Operations and Comprehensive Loss. The change in fair value of foreign currency forward contracts was not material to the Company’s results of operations or financial position for the thirteen and twenty-six weeks ended June 30, 2012 and July 2, 2011.

Net Loss Per Share — The Company has not included the effect of stock options and non-vested shares in the calculation of diluted loss per share for the thirteen and twenty-six weeks ended June 30, 2012 and July 2, 2011 as the Company reported a net loss for these periods and the effect would have been anti-dilutive.

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

In June 2011, the FASB issued ASU 2011-05,Presentation of Comprehensive Income, which revises the manner in which entities present comprehensive income in their financial statements by removing the existing options available for the presentation of comprehensive income but rather requiring comprehensive income to be reported in either a separate continuous statement of comprehensive income or in a two statement presentation format that would highlight the components of income as the first statement and then a separate but yet consecutive statement presenting the components and totals of comprehensive income. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which indefinitely defers the effective date of certain provisions under ASU 2011-05, Presentation of Comprehensive Income. The amendments in ASU 2011-12 defer the requirement under ASU 2011-05 to present reclassification adjustments by component in both the statement where net income is presented and the statement where other comprehensive income is presented. This deferral was prompted by constituents’ concerns that the presentation requirements would be costly to implement and could add unnecessary complexity to financial statements. All other requirements in ASU 2011-05 remain effective for fiscal years, and for interim periods within those years, beginning after December 15, 2011. The Company currently presents comprehensive income in accordance with this standard.

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

2. Goodwill and Long-Lived Assets

The changes in the carrying amount of goodwill for the twenty-six weeks ended June 30, 2012 are as follows (in thousands):

	North
	America	EMEA	Total
Balance as of December 31, 2011	$3,947	$4,048	$7,995
Changes in foreign currency exchange rates	-	6	6

Balance as of June 30, 2012	$3,947	$4,054	$8,001

The Company evaluates goodwill for impairment on an annual basis on the last day of the first fiscal month of the fourth quarter and whenever events or circumstances indicate that these assets may be impaired. The Company performs its impairment testing for goodwill in accordance with FASB ASC 350, “Intangibles-Goodwill and Other.” Management determined that there were no events or changes in circumstances during the thirteen or twenty-six weeks ended June 30, 2012 which indicated that goodwill needed to be tested for impairment during the period.

The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets might not be recoverable in accordance with the provisions of FASB ASC 360, “Property, Plant and Equipment.” Management determined that there were no events or changes in circumstances during the thirteen or twenty-six weeks ended June 30, 2012 which indicated that long-lived assets and intangible assets needed to be reviewed for impairment during the period.

3. Share-Based Compensation

The Company issues stock option awards and non-vested share awards under its share-based compensation plans. The key provisions of the Company's share-based compensation plans are described in Note 5 to the Company's consolidated financial statements included in the 2011 Form 10-K.

The Company recognized no income tax benefits related to share-based compensation arrangements during the thirteen and twenty-six weeks ended June 30, 2012 and July 2, 2011.

1998 Equity Incentive Plan

Stock Options

A summary of the option activity under the Company's Amended and Restated 1998 Equity Incentive Plan (the "1998 Plan"), as of June 30, 2012 and changes during the twenty-six weeks then ended is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	515,492	$10.79
Forfeited/cancelled	(117,149)	$11.32

Outstanding at June 30, 2012	398,343	$10.63

Options vested and expected to vest at June 30, 2012	397,267	$10.65

Options exercisable at June 30, 2012	395,418	$10.69

There were no options granted during the twenty-six weeks ended June 30, 2012.

Non-vested Shares

There were no shares of non-vested stock outstanding as of June 30, 2012 or December 31, 2011. No shares of non-vested stock were issued during the thirteen or twenty-six weeks ended June 30, 2012.

2000 Supplemental Stock Plan

A summary of the option activity under the Company's 2000 Supplemental Stock Plan (the "Supplemental Stock Plan") as of June 30, 2012 and changes during the twenty-six weeks then ended is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	154,700	$11.43
Forfeited/cancelled	(44,300)	$11.60

Outstanding at June 30, 2012	110,400	$11.36

Options vested and expected to vest at June 30, 2012	110,260	$11.37

Options exercisable at June 30, 2012	110,050	$11.38

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

Management evaluates segment performance based upon income (loss) from operations, excluding share-based compensation (benefits), depreciation and intangibles amortization. There were no inter-segment revenues during the thirteen or twenty-six weeks ended June 30, 2012 while inter-segment revenues during the thirteen and twenty-six weeks ended July 2, 2011 were approximately $680,000. In addition, in its administrative division, entitled “Not Allocated to Segments,” the Company accounts for non-operating activity and the costs of providing corporate and other administrative services to all the segments. Summarized financial information concerning the Company’s reportable segments is shown in the following table (amounts in thousands):

	North America	EMEA	Not Allocated to Segments	Total
As of and for the twenty-six weeks ended June 30, 2012:
Revenues	$20,587	$6,757		$27,344
Income (loss) from operations	5,617	955	$(8,113)	(1,541)
Total assets	$9,022	$3,767	$20,801	$33,590

For the thirteen weeks ended June 30, 2012:
Revenues	$10,150	$3,348		$13,498
Income (loss) from operations	2,890	391	$(3,664)	(383)

As of the fiscal year ended December 31, 2011
Total assets	$7,895	$3,533	$23,859	$35,287

As of and for the twenty-six weeks ended July 2, 2011:
Revenues	$26,309	$7,761		$34,070
Income (loss) from operations	6,793	1,210	$(9,875)	(1,872)
Total assets	$10,453	$6,223	$23,381	$40,057

For the thirteen weeks ended July 2, 2011:
Revenues	$13,244	$3,903		$17,147
Income (loss) from operations	3,712	532	$(4,932)	(688)

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

In accordance with the provisions of FASB ASC 280-10, revenues earned in the United States and internationally based on the location where the services are performed are shown in the following table (amounts in thousands):

	For the Thirteen Weeks Ended		For the Twenty-six Weeks Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
United States	$9,459	$12,568	$19,429	$25,161
International:
United Kingdom	3,092	4,035	6,371	8,120
Other	947	544	1,544	789
Total	$13,498	$17,147	$27,344	$34,070

Major customers in terms of significance to TMNG’s revenues (i.e. in excess of 10% of revenues) and accounts receivable were as follows (amounts in thousands). All major customers are within the North America segment.

	Revenues
	For the twenty-six weeks ended June 30, 2012	For the twenty-six weeks ended July 2, 2011
Customer A	$7,981	$8,646
Customer B	$3,324	$2,762
Customer C	$3,057	$5,263
Customer D	$970	$4,424

	Revenues
	For the thirteen weeks ended June 30, 2012	For the thirteen weeks ended July 2, 2011
Customer A	$3,882	$4,414
Customer B	$1,630	$1,443
Customer C	$1,474	$2,849
Customer D	$460	$1,610

	Accounts Receivable
	As of June 30, 2012	As of July 2, 2011
Customer A	$2,580	$3,180
Customer B	$1,239	$986
Customer C	$1,653	$2,179
Customer D	$549	$1,868

Revenues from the Company’s ten most significant customers accounted for approximately 82.5% and 82.4% of revenues during the thirteen and twenty-six weeks ended June 30, 2012, respectively. Revenues from the Company’s ten most significant customers accounted for approximately 81.6% and 83.6% of revenues during the thirteen and twenty-six weeks ended July 2, 2011.

5. Income Taxes

In the thirteen and twenty-six weeks ended June 30, 2012, the Company recorded income tax provisions of $30,000 and $60,000, respectively.  In the thirteen and twenty-six weeks ended July 2, 2011, the Company recorded income tax provisions of $30,000 and $60,000, respectively. The tax provisions for both the thirteen and twenty-six week periods ended June 30, 2012 and July 2, 2011 are due to deferred taxes recognized on intangible assets amortized for income tax purposes but not for financial reporting purposes. The Company has reserved all of its domestic and international net deferred tax assets with a valuation allowance as of June 30, 2012 and December 31, 2011 in accordance with the provisions of FASB ASC 740, "Income Taxes," which requires an estimation of the recoverability of the recorded income tax asset balances. As of June 30, 2012, the Company has recorded $34.1 million of valuation allowances attributable to its net deferred tax assets.

The Company analyzes its uncertain tax positions pursuant to the provisions of FASB ASC 740 “Income Taxes.” There was no material activity related to the liability for uncertain tax positions during the thirteen and twenty-six weeks ended June 30, 2012 and July 2, 2011, and the Company has determined it does not have any material uncertain tax positions for which to reserve at June 30, 2012.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004. As of June 30, 2012, the Company has no income tax examinations in process.

6. Commitments and Contingencies

On January 10, 2012, Richard P. Nespola, the Company’s former chief executive officer and former chairman of the board and a current member of the Company’s Board of Directors, filed an action, Richard P. Nespola v. The Management Network Group, Inc., against the Company with the American Arbitration Association. In this action, Mr. Nespola claims that the Company breached his employment agreement and an implied covenant of good faith and fair dealing by: (i) improperly deciding not to renew his employment agreement, and (ii) subsequently deciding to terminate his employment for cause. Further, Mr. Nespola claims the Company defamed him by publishing to the Board of Directors of the Company allegedly false reasons for terminating his employment for cause. Mr. Nespola seeks in excess of $1.6 million in damages plus attorneys’ fees and costs. TMNG denies Mr. Nespola’s allegations, does not believe the action has any merit and intends to defend against it vigorously. This proceeding is at a preliminary stage and the Company is unable to reasonably estimate any possible loss or range of possible loss given the current status of the arbitration and given the inherent uncertainty in predicting any future judicial or arbitration decision or other resolution of the proceeding. The arbitration is currently stayed pending resolution of Richard P. Nespola v. The Management Network Group, Inc., and American Arbitration Association, in which a New York state court has ordered that the arbitration take place in New York.

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

During fiscal year 2009, the Company entered into an agreement under which it had a commitment to purchase a minimum of $401,000 in computer software over a three year period. As of December 31, 2011, the Company had an obligation of $21,000 remaining under this commitment which was completely satisfied during the thirteen weeks ended March 31, 2012. During the thirteen weeks ended March 31, 2012, this purchase agreement was renewed. Under the renewal, the Company has a commitment to purchase a minimum of $285,000 in computer software over a three year period ending in the first quarter of fiscal year 2015. As of June 30, 2012, the Company has an obligation of $261,000 remaining under this commitment.

During fiscal year 2010, the Company entered into an agreement to purchase telecommunications equipment in the amount of $99,000 over a three year period. As of June 30, 2012, the Company has an obligation of $50,000 remaining under this commitment.

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

Revenues are driven by the ability of our team to secure new project contracts and deliver those projects in a way that adds value to our client in terms of return on investment or assisting clients to address a need or implement change. For the thirteen weeks ended June 30, 2012, revenues decreased by approximately 21.3% from the prior year quarter to $13.5 million. For the twenty-six weeks ended June 30, 2012, revenues decreased 19.7% to $27.3 million from $34.1 million for the twenty-six weeks ended July 2, 2011 driven primarily by the completion of a significant Tier 1 carrier engagement in fiscal year 2011 and a decrease in software licensing revenues. Our international revenues were approximately 28.9% of total revenues for the twenty-six weeks ended June 30, 2012 as compared to 26.1% for the twenty-six weeks ended July 2, 2011. Our revenues are denominated in multiple currencies and may be impacted by currency rate fluctuations.

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

Gross margins were 37.1% in the twenty-six weeks ended June 30, 2012 compared to 38.4% in the twenty-six weeks ended July 2, 2011. In general, the most significant items that impact our margins include the mix of project types, utilization of personnel and competitive pricing decisions, including volume discounts.

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

Selling, general and administrative expenses were $5.4 million for the thirteen weeks ended June 30, 2012 compared to $7.2 million for the thirteen weeks ended July 2, 2011. Selling, general and administrative expenses were $11.7 million for the twenty-six weeks ended June 30, 2012 compared to $14.5 million for the twenty-six weeks ended July 2, 2011. Selling, general and administrative expenses during the thirteen and twenty-six weeks ended June 30, 2012 decreased from the comparable 2011 periods primarily due to proactive measures to lower salary and other personnel related costs and a reduction in travel and entertainment expenditures during the periods to better align the cost structure with our customer base and core revenue generating activities. We continue to evaluate selling, general and administrative expenses in an effort to maintain an appropriate cost structure relative to revenue levels.

There was no intangible asset amortization included in operating expenses during the twenty-six weeks ended June 30, 2012 compared to $425,000 during the twenty-six weeks ended July 2, 2011. The decrease in amortization expense was due to the completion of amortization of all intangibles recorded in connection with our acquisitions of Cartesian Ltd and RVA Consulting LLC.

We recorded net losses of $0.4 million and $1.6 million for the thirteen and twenty-six weeks ended June 30, 2012, respectively, compared to net losses of $1.0 million and $2.2 million for the thirteen and twenty-six weeks ended July 2, 2011, respectively. The rate of change in the communications industry, driving convergence of media and telecommunications, consolidation of smaller providers and expanded deployment of wireless capabilities have added both opportunity and uncertainty for our clients. The general result is overall reduced client spending on many capital and operational initiatives. This reduction in spending, coupled with increased competition pursuing fewer opportunities, could result in further price reductions, fewer client projects, under-utilization of consultants, reduced operating margins and loss of market share. Declines in our revenues can have a significant impact on our financial results. Although we have a flexible cost base comprised primarily of employee and related costs, there is a lag in time required to scale the business appropriately if revenues are reduced. In addition, our future revenues and operating results may fluctuate from quarter to quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, consultant utilization rates, general economic conditions and other factors.

Cash and cash equivalents decreased by $3.0 million during the twenty-six weeks ended June 30, 2012 due primarily to operating activities, including changes in working capital and negative cash flow from operations. At June 30, 2012, we had working capital of approximately $17.5 million. Working capital decreased by $1.3 million from December 31, 2011 due primarily to operating losses.

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

Impairment of Goodwill and Long-lived Assets — As of June 30, 2012, we had $8.0 million in goodwill, which is subject to periodic review for impairment. FASB ASC 350 "Intangibles-Goodwill and Other" requires an evaluation of indefinite-lived intangible assets and goodwill annually and whenever events or circumstances indicate that such assets may be impaired. The evaluation is conducted at the reporting unit level and compares the calculated fair value of the reporting unit to its book value to determine whether impairment has been deemed to occur. As of June 30, 2012, we have approximately $3.9 million and $4.1 million in goodwill allocated to the North America Carrier and EMEA reporting units, respectively. Any impairment charge would be based on the most recent estimates of the recoverability of the recorded goodwill. If the remaining book value assigned to goodwill in an acquisition is higher than the estimated fair value of the reporting unit, there is a requirement to write down these assets.

Fair value of our reporting units is determined using a combination of the income approach and the market approach. The income approach uses a reporting unit's projection of estimated cash flows discounted using a weighted-average cost of capital analysis that reflects current market conditions. We also consider the market approach to valuing our reporting units utilizing revenue and EBITDA multiples. We compare the results of our overall enterprise valuation as determined by the combination of the two approaches to our market capitalization. Significant management judgments related to these approaches include:

•	Anticipated future cash flows and terminal value for each reporting unit — The income approach to determining fair value relies on the timing and estimates of future cash flows, including an estimate of terminal value. The projections use management's estimates of economic and market conditions over the projected period including growth rates in revenues and estimates of expected changes in operating margins. Our projections of future cash flows are subject to change as actual results are achieved that differ from those anticipated. Because management frequently updates its projections, we would expect to identify on a timely basis any significant differences between actual results and recent estimates.

•	Selection of an appropriate discount rate — The income approach requires the selection of an appropriate discount rate, which is based on a weighted average cost of capital analysis. The discount rate is affected by changes in short-term interest rates and long-term yields as well as variances in the typical capital structure of marketplace participants. The discount rate is determined based on assumptions that would be used by marketplace participants, and for that reason, the capital structure of selected marketplace participants was used in the weighted average cost of capital analysis. Given the current volatile economic conditions, it is possible that the discount rate will fluctuate in the near term.

•	Selection of an appropriate multiple – The market approach requires the selection of an appropriate multiple to apply to revenues or EBITDA based on comparable guideline company or transaction multiples. It is often difficult to identify companies or transactions with a similar profile in regards to revenue, geographic operations, risk profile and other factors. Given the current volatile economic conditions, it is possible that multiples of guideline companies will fluctuate in the near term.

In accordance with FASB ASC 360, "Property, Plant and Equipment," we use our best estimates based upon reasonable and supportable assumptions and projections to review for impairment of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of our assets might not be recoverable.

Revenue Recognition — We recognize revenues from time and materials consulting contracts in the period in which our services are performed. We recognized $5.0 million and $7.2 million in revenues from time and materials contracts during the thirteen weeks ended June 30, 2012 and July 2, 2011, respectively.  We recognized $10.2 million and $15.3 million in revenues from time and materials contracts during the twenty-six weeks ended June 30, 2012 and July 2, 2011, respectively. In addition to time and materials contracts, our other types of contracts include fixed fee contracts. We recognize revenues on milestone or deliverables-based fixed fee contracts and time and materials contracts not to exceed contract price using the percentage of completion-like method described by FASB ASC 605-35, "Revenue Recognition — Construction-Type and Production-Type Contracts." For fixed fee contracts where services are not based on providing deliverables or achieving milestones, we recognize revenues on a straight-line basis over the period during which such services are expected to be performed. During the thirteen weeks ended June 30, 2012 and July 2, 2011, we recognized $8.5 million and $9.9 million in revenues on fixed fee contracts, respectively. During the twenty-six weeks ended June 30, 2012 and July 2, 2011, we recognized $17.1 million and $18.8 million in revenues on fixed fee contracts, respectively. In connection with some fixed fee contracts, we receive payments from customers that exceed recognized revenues. We record the excess of receipts from customers over recognized revenue as deferred revenue. Deferred revenue is classified as a current liability to the extent it is expected to be earned within twelve months from the date of the balance sheet.

We also develop, install and support customer software in addition to our traditional consulting services. We recognize revenues in connection with our software sales agreements utilizing the percentage of completion-like method described in FASB ASC 605-35. These agreements include software right-to-use licenses ("RTU's") and related customization and implementation services. Due to the long-term nature of software implementation and the extensive software customization based on normal customer specific requirements, both the RTU’s and implementation services are treated as a single element for revenue recognition purposes.

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

We also may enter into contingent fee contracts, in which revenue is subject to achievement of savings or other agreed upon results, rather than time spent. Due to the nature of contingent fee contracts, we recognize costs as they are incurred on the project and defer revenue recognition until the revenue is realizable and earned as agreed to by our clients. Although these contracts can be very rewarding, the profitability of these contracts is dependent on our ability to deliver results for our clients and control the cost of providing these services. These types of contracts are typically more results-oriented and are subject to greater risk associated with revenue recognition and overall project profitability than traditional time and materials contracts. Revenues associated with contingent fee contracts were not material during the thirteen and twenty-six weeks ended June 30, 2012 or July 2, 2011, respectively.

Accounting for Income Taxes — Accounting for income taxes requires significant estimates and judgments on the part of management. Such estimates and judgments include, but are not limited to, the effective tax rate anticipated to apply to tax differences that are expected to reverse in the future, the sufficiency of taxable income in future periods to realize the benefits of net deferred tax assets and net operating losses currently recorded and the likelihood that tax positions taken in tax returns will be sustained on audit. We account for income taxes in accordance with FASB ASC 740 "Income Taxes." As required by FASB ASC 740, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. FASB ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of June 30, 2012, cumulative valuation allowances in the amount of $34.1 million were recorded in connection with the net deferred income tax assets. As required by FASB ASC 740, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the guidance. Pursuant to FASB ASC 740, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As of June 30, 2012, we have no recorded liability for unrecognized tax benefits.

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

Research and Development and Software Development Costs — Software development costs are accounted for in accordance with FASB ASC 985-20, "Software — Costs of Software to Be Sold, Leased, or Marketed." Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. We capitalize development costs incurred during the period between the establishment of technological feasibility and the release of the final product to customers. During the thirteen weeks ended June 30, 2012 and July 2, 2011, software development costs of $154,000 and $140,000, respectively, were expensed as incurred. During the twenty-six weeks ended June 30, 2012 and July 2, 2011, software development costs of $340,000 and $284,000 respectively, were expensed as incurred. No software development costs were capitalized during the thirteen or twenty-six weeks ended June 30, 2012 or July 2, 2011.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED JUNE 30, 2012 COMPARED TO THIRTEEN WEEKS ENDED JULY 2, 2011

REVENUES

Revenues decreased 21.3% to $13.5 million for the thirteen weeks ended June 30, 2012 from $17.1 million for the thirteen weeks ended July 2, 2011. The reduction in revenues was primarily related to our North America segment which had lower project volumes in the current quarter primarily as a result of the completion of a significant Tier 1 carrier engagement in fiscal year 2011 and a decrease in software licensing revenues.

North America Segment — North America segment revenues decreased 23.4% to $10.1 million for the thirteen weeks ended June 30, 2012 from $13.2 million for the thirteen weeks ended July 2, 2011. During the thirteen weeks ended June 30, 2012, the North America segment provided services on 93 customer projects, compared to 90 projects performed in the thirteen weeks ended July 2, 2011. Average revenue per project was $109,000 in the thirteen weeks ended June 30, 2012, compared to $147,000 in the thirteen weeks ended July 2, 2011. Revenues recognized in connection with fixed price engagements totaled $6.6 million and $7.7 million for the thirteen weeks ended June 30, 2012 and July 2, 2011, representing 65.3% and 58.0% of the total revenues of the segment, respectively. There were no revenues from software licensing during the thirteen weeks ended June 30, 2012. Revenues from software licensing and related implementation fees during the thirteen weeks ended July 2, 2011 were $471,000.

EMEA Segment— EMEA segment revenues decreased 14.2% to $3.3 million for the thirteen weeks ended June 30, 2012 from $3.9 million for the thirteen weeks ended July 2, 2011. During the thirteen weeks ended June 30, 2012 and July 2, 2011, this segment provided services on 74 and 62 customer projects, respectively. Average revenue per project was approximately $35,000 and $51,000, respectively, for the thirteen weeks ended June 30, 2012 and July 2, 2011. Revenues from post-contract software related support services were approximately $746,000 and $721,000 for the thirteen weeks ended June 30, 2012 and July 2, 2011, respectively. There were no revenues from software licensing during the thirteen weeks ended June 30, 2012 and July 2, 2011.

COSTS OF SERVICES

Costs of services decreased 18.7% to $8.4 million for the thirteen weeks ended June 30, 2012 from $10.4 million for the thirteen weeks ended July 2, 2011. Our gross margin was 37.4% for the thirteen weeks ended June 30, 2012 compared to 39.4% for the thirteen weeks ended July 2, 2011. Our North America segment gross margin was 40.1% for the thirteen weeks ended June 30, 2012 compared to 43.2% for the thirteen weeks ended July 2, 2011. The decrease in gross margin in the second quarter of 2012 as compared to the same period of 2011 in our North America segment is primarily due to the completion of a significant Tier 1 carrier engagement in fiscal year 2011 and a decrease in software licensing revenues. Our EMEA segment gross margin was 29.3% for the thirteen weeks ended June 30, 2012, compared to 27.0% for the thirteen weeks ended July 2, 2011. Margin increases in the EMEA segment are primarily related to reduced delivery costs and improved utilization.

OPERATING EXPENSES

Operating expenses decreased 27.1% to $5.4 million for the thirteen weeks ended June 30, 2012, from $7.4 million for the thirteen weeks ended July 2, 2011. Selling, general and administrative expenses decreased 24.9% to $5.4 million for the thirteen weeks ended June 30, 2012, compared to $7.2 million for the thirteen weeks ended July 2, 2011. The decrease in selling, general and administrative expenses for the thirteen weeks ended June 30, 2012 is primarily due to proactive management measures to lower salary and other personnel related costs in addition to a reduction in travel and entertainment expenditures. There was no intangible asset amortization during the thirteen weeks ended June 30, 2012 as compared with $213,000 for the thirteen weeks ended July 2, 2011. This decrease is due to the completion in fiscal year 2011 of amortization of all intangibles recorded in connection with acquisitions.

OTHER INCOME AND EXPENSES

Interest income was $2,000 and $11,000 for the thirteen weeks ended June 30, 2012 and July 2, 2011, respectively, and represented interest earned on invested balances. As of June 30, 2012, our holdings consist primarily of money market funds. For the thirteen weeks ended July 2, 2011, other income (expense) also included $312,000 of realized losses on the sale of auction rate securities.

INCOME TAXES

During both thirteen week periods ended June 30, 2012 and July 2, 2011, we recorded an income tax provision of $30,000. The income tax provisions for both periods are related to deferred taxes recognized on intangibles amortized for income tax purposes but not for financial reporting purposes. For the thirteen weeks ended June 30, 2012 and July 2, 2011, we recorded no income tax benefit related to our domestic and international pre-tax losses in accordance with the provisions of FASB ASC 740, "Income Taxes", which requires an estimation of our ability to use recorded deferred income tax assets. We currently have recorded a valuation allowance against all domestic and international deferred income tax assets generated due to uncertainty about their ultimate realization as a result of our history of operating losses. If we continue to report net operating losses for financial reporting in either our domestic or international operations, no additional tax benefit would be recognized for those losses, since we will not have accumulated enough positive evidence to support our ability to utilize the net operating loss carry-forwards in the future.

NET LOSS

We had a net loss of $0.4 million for the thirteen weeks ended June 30, 2012 compared to a net loss of $1.0 million for the thirteen weeks ended July 2, 2011.

TWENTY-SIX WEEKS ENDED JUNE 30, 2012 COMPARED TO TWENTY-SIX WEEKS ENDED JULY 2, 2011

REVENUES

Revenues decreased 19.7% to $27.3 million for the twenty-six weeks ended June 30, 2012 from $34.1 million for the twenty-six weeks ended July 2, 2011. The reduction in revenues was primarily related to our North America segment which had lower project volumes in the current twenty-six week period primarily as a result of the completion of a significant Tier 1 carrier engagement in fiscal year 2011 and a decrease in software licensing revenues.

North America Segment — North America segment revenues decreased 21.7% to $20.6 million for the twenty-six weeks ended June 30, 2012 from $26.3 million for the twenty-six weeks ended July 2, 2011. During the twenty-six weeks ended June 30, 2012, the North America segment provided services on 117 customer projects, compared to 115 projects performed in the twenty-six weeks ended July 2, 2011. Average revenue per project was $176,000 in the twenty-six weeks ended June 30, 2012, compared to $229,000 in the twenty-six weeks ended July 2, 2011. Revenues recognized in connection with fixed price engagements totaled $13.4 million and $14.5 million for the twenty-six weeks ended June 30, 2012 and July 2, 2011, representing 65.3% and 55.1% of the total revenues of the segment, respectively. There were no revenues from software licensing during the twenty-six weeks ended June 30, 2012. Revenues from software licensing and related implementation fees during the twenty-six weeks ended July 2, 2011 were $679,000.

EMEA Segment— EMEA segment revenues decreased 12.9% to $6.8 million for the twenty-six weeks ended June 30, 2012 from $7.8 million for the twenty-six weeks ended July 2, 2011. During the twenty-six weeks ended June 30, 2012 and July 2, 2011, this segment provided services on 98 and 93 customer projects, respectively. Average revenue per project was approximately $54,000 and $68,000, respectively, for the twenty-six weeks ended June 30, 2012 and July 2, 2011. Revenues from post-contract software related support services were approximately $1.5 million and $1.4 million for the twenty-six weeks ended June 30, 2012 and July 2, 2011, respectively. There were no revenues from software licensing during the twenty-six weeks ended June 30, 2012 and July 2, 2011.

COSTS OF SERVICES

Costs of services decreased 18.1% to $17.2 million for the twenty-six weeks ended June 30, 2012 from $21.0 million for the twenty-six weeks ended July 2, 2011. Our gross margin was 37.1% for the twenty-six weeks ended June 30, 2012 compared to 38.4% for the twenty-six weeks ended July 2, 2011. Our North America segment gross margin was 39.1% for the twenty-six weeks ended June 30, 2012 compared to 40.4% for the twenty-six weeks ended July 2, 2011. The decrease in gross margin in the first two quarters of 2012 as compared to the same period of 2011 in our North America segment is primarily due to the completion of a significant Tier 1 carrier engagement in fiscal year 2011 and a decrease in software licensing revenues. Our EMEA segment gross margin was 30.9% for the twenty-six weeks ended June 30, 2012, compared to 31.7% for the twenty-six weeks ended July 2, 2011. Margin decreases in the EMEA segment are primarily related to declines in revenues and lower staff utilization.

OPERATING EXPENSES

Operating expenses decreased 21.8% to $11.7 million for the twenty-six weeks ended June 30, 2012, from $14.9 million for the twenty-six weeks ended July 2, 2011. Selling, general and administrative expenses decreased 19.5% to $11.7 million for the twenty-six weeks ended June 30, 2012, compared to $14.5 million for the twenty-six weeks ended July 2, 2011. The decrease in selling, general and administrative expenses for the twenty-six weeks ended June 30, 2012 is primarily due to proactive management measures to lower salary and other personnel related costs in addition to a reduction in travel and entertainment expenditures. There was no intangible asset amortization during the twenty-six weeks ended June 30, 2012 as compared with $425,000 for the twenty-six weeks ended July 2, 2011. This decrease is due to the completion in fiscal year 2011 of amortization of all intangibles recorded in connection with acquisitions.

OTHER INCOME AND EXPENSES

Interest income was $4,000 and $48,000 for the twenty-six weeks ended June 30, 2012 and July 2, 2011, respectively, and represented interest earned on invested balances. Interest income decreased for the twenty-six weeks ended June 30, 2012 as compared to the twenty-six weeks ended July 2, 2011 due primarily to reductions in invested balances, including balances invested in auction rate securities during the twenty-six weeks ended July 2, 2011. As of June 30, 2012, our holdings consist primarily of money market funds. For the twenty-six weeks ended July 2, 2011, other income (expense) also included $312,000 of realized losses on the sale of auction rate securities.

INCOME TAXES

During both twenty-six week periods ended June 30, 2012 and July 2, 2011, we recorded an income tax provision of $60,000. The income tax provisions for both periods are related to deferred taxes recognized on intangibles amortized for income tax purposes but not for financial reporting purposes. For the twenty-six weeks ended June 30, 2012 and July 2, 2011, we recorded no income tax benefit related to our domestic and international pre-tax losses in accordance with the provisions of FASB ASC 740, "Income Taxes", which requires an estimation of our ability to use recorded deferred income tax assets. We currently have recorded a valuation allowance against all domestic and international deferred income tax assets generated due to uncertainty about their ultimate realization as a result of our history of operating losses. If we continue to report net operating losses for financial reporting in either our domestic or international operations, no additional tax benefit would be recognized for those losses, since we will not have accumulated enough positive evidence to support our ability to utilize the net operating loss carry-forwards in the future.

NET LOSS

We had a net loss of $1.6 million for the twenty-six weeks ended June 30, 2012 compared to a net loss of $2.2 million for the twenty-six weeks ended July 2, 2011.

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

RECONCILIATION OF GAAP NET LOSS TO NON-GAAP ADJUSTED NET LOSS

(In thousands, except per share data)

(unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011

Reconciliation of GAAP net loss to non-GAAP adjusted net loss:
GAAP net loss	$(408)	$(1,028)	$(1,594)	$(2,211)

Realized loss on auction rate securities	-	312	-	312
Depreciation and amortization	208	438	408	858
Non-cash share based compensation expense	4	61	7	101
Tax effect of applicable non-GAAP adjustments	30	30	60	60
Adjustments to GAAP net loss	242	841	475	1,331

Non-GAAP adjusted net loss	$(166)	$(187)	$(1,119)	$(880)

Reconciliation of GAAP net loss per diluted common share to non-GAAP adjusted net loss per diluted common share:
GAAP net loss per diluted common share	$(0.06)	$(0.15)	$(0.22)	$(0.31)

Realized loss on auction rate securities	-	0.04	-	0.05
Depreciation and amortization	0.03	0.06	0.05	0.12
Non-cash share based compensation expense	0.00	0.01	0.00	0.01
Tax effect of applicable non-GAAP adjustments	0.01	0.01	0.01	0.01
Adjustments to GAAP net loss per diluted common share	0.04	0.12	0.06	0.19

Non-GAAP adjusted net loss per diluted common share	$(0.02)	$(0.03)	$(0.16)	$(0.12)

Weighted average shares used in calculation of net loss per diluted common share	7,101	7,081	7,097	7,077

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $2.9 million and $0.7 million for the twenty-six weeks ended June 30, 2012 and July 2, 2011, respectively. For the twenty-six weeks ended June 30, 2012, cash used in operating activities was the result of $1.1 million of negative cash flows due to the results of operations (after adding back non-cash items to our net loss) plus increases in net working capital other than cash of $1.8 million. During the twenty-six weeks ended July 2, 2011, cash used in operating activities was primarily due to losses of $0.9 million after non-cash add backs less decreases in net working capital other than cash of $0.2 million.

Net cash used in investing activities was $0.1 million for the twenty-six weeks ended June 30, 2012, while net cash provided by investing activities was $5.5 million for the twenty-six weeks ended July 2, 2011. Investing activities for the twenty-six weeks ended June 30, 2012 related solely to the purchase of office equipment, software and computer equipment, while investing activities for the twenty-six weeks ended July 2, 2011 included proceeds from the sale of investments of $5.9 million, partially offset by payments related to the purchase of office equipment, software and computer equipment.

Net cash provided by financing activities was $18,000 for the twenty-six weeks ended June 30, 2012, while net cash used in financing activities was $43,000 for the twenty-six weeks ended July 2, 2011. Cash provided by financing activities during the twenty-six weeks ended June 30, 2012 related to the issuance of stock through the employee stock purchase plan. Cash used in financing activities during the twenty-six weeks ended July 2, 2011 was related to $61,000 paid on long term obligations, partially offset by $18,000 received through the issuance of stock through the employee stock purchase plan.

At June 30, 2012, we had approximately $10.3 million in cash and cash equivalents ($1.6 million of which was denominated in pounds sterling) and $17.5 million in net working capital. We believe we have sufficient cash and cash equivalents to meet anticipated cash requirements, including anticipated capital expenditures for at least the next 12 months. Furthermore, based on an analysis of our investments classified as cash equivalents, we do not believe that we have any material risk related to the liquidity or valuation of these investments, nor do we believe that we have any counterparty credit risk related to these investments. Should our cash and cash equivalents prove insufficient, we may need to obtain new debt or equity financing to support our operations or complete acquisitions. In recent years, credit and capital markets have experienced unusual volatility and disruption. If we need to obtain new debt or equity financing to support our operations or complete acquisitions in the future, we may be unable to obtain debt or equity financing on reasonable terms. We have established a flexible model that provides a lower fixed cost structure than most consulting firms, enabling us to scale operating cost structures more quickly based on market conditions, although there is a lag in time required to scale the business appropriately if revenues are reduced. Our strong balance sheet has enabled us to make acquisitions and related investments in intellectual property and businesses we believe are enabling us to capitalize on the current transformation of the industry; however, if demand for our consulting services is reduced and we experience negative cash flow, we could experience liquidity challenges at some point in the future.

FINANCIAL COMMITMENTS

During fiscal year 2009, the Company entered into an agreement under which it had a commitment to purchase a minimum of $401,000 in computer software over a three year period. As of December 31, 2011, the Company had an obligation of $21,000 remaining under this commitment which was completely satisfied during the thirteen weeks ended March 31, 2012. During the thirteen weeks ended March 31, 2012, this purchase agreement was renewed. Under the renewal, the Company has a commitment to purchase a minimum of $285,000 in computer software over a three year period ending in the first quarter of fiscal year 2015. As of June 30, 2012, the Company has an obligation of $261,000 remaining under this commitment.

During fiscal year 2010, the Company entered into an agreement to purchase telecommunications equipment in the amount of $99,000 over a three year period. As of June 30, 2012, the Company has an obligation of $50,000 remaining under this commitment.

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

A review and evaluation was performed by our management, including the person serving as our Chief Executive Officer and Chief Financial Officer (the “CEO and CFO”), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon this evaluation, the Company’s CEO and CFO has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 10, 2012, Richard P. Nespola, the Company’s former chief executive officer and former chairman of the board and a current member of the Company’s Board of Directors, filed an action, Richard P. Nespola v. The Management Network Group, Inc., against the Company with the American Arbitration Association. In this action, Mr. Nespola claims that the Company breached his employment agreement and an implied covenant of good faith and fair dealing by: (i) improperly deciding not to renew his employment agreement, and (ii) subsequently deciding to terminate his employment for cause. Further, Mr. Nespola claims the Company defamed him by publishing to the Board of Directors of the Company allegedly false reasons for terminating his employment for cause. Mr. Nespola seeks in excess of $1.6 million in damages plus attorneys’ fees and costs. TMNG denies Mr. Nespola’s allegations, does not believe the action has any merit and intends to defend against it vigorously. This proceeding is at a preliminary stage and the Company is unable to reasonably estimate any possible loss or range of possible loss given the current status of the arbitration and given the inherent uncertainty in predicting any future judicial or arbitration decision or other resolution of the proceeding. The arbitration is currently stayed pending resolution of Richard P. Nespola v. The Management Network Group, Inc., and American Arbitration Association, in which a New York state court has ordered that the arbitration take place in New York.

We have not been subject to any material new litigation since the filing on March 30, 2012 of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 1A. RISK FACTORS

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit 3.1	Amended and Restated Certificate of Incorporation, as amended, filed as Exhibit 3.1 to the Company’s Form 8-K/A filed with the Securities and Exchange Commission on July 18, 2012, is incorporated herein by reference as Exhibit 3.1.

Exhibit 3.2	Amended and Restated Bylaws, filed as Exhibit 3.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 12, 2012, are incorporated herein by reference as Exhibit 3.2.

Exhibit 31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certifications furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Management Network Group, Inc.
(Registrant)

Date: August 14, 2012	By	/s/ Donald E. Klumb
(Signature)
Donald E. Klumb Chief Executive Officer (Principal executive officer), President, and Chief Financial Officer (Principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

Exhibit 3.1	Amended and Restated Certificate of Incorporation, as amended, filed as Exhibit 3.1 to the Company’s Form 8-K/A filed with the Securities and Exchange Commission on July 18, 2012, is incorporated herein by reference as Exhibit 3.1.

Exhibit 3.2	Amended and Restated Bylaws, filed as Exhibit 3.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 12, 2012, are incorporated herein by reference as Exhibit 3.2.

Exhibit 31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certifications furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

