Form 10-Q
period 2012-09-29
MANAGEMENT NETWORK GROUP INC
filed 2012-11-13
CIK 1094814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 29, 2012

or

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

As of November 8, 2012, TMNG had outstanding 7,117,708 shares of common stock.

THE MANAGEMENT NETWORK GROUP, INC. INDEX

PAGE
PART I. FINANCIAL INFORMATION:

ITEM 1. Condensed Consolidated Financial Statements (unaudited):

Condensed Consolidated Balance Sheets — September 29, 2012 and December 31, 2011	3

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) — Thirteen and Thirty-nine weeks ended September 29, 2012 and October 1, 2011	4

Condensed Consolidated Statements of Cash Flows — Thirty-nine weeks ended September 29, 2012 and October 1, 2011	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	17

ITEM 4. Controls and Procedures	17

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	18

ITEM 1A. Risk Factors	18

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

ITEM 3. Defaults Upon Senior Securities	18

ITEM 4. Mine Safety Disclosures	18

ITEM 5. Other Information	18

ITEM 6. Exhibits	18

Signatures	19

Exhibits	20

PART I. FINANCIAL INFORMATION

ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE MANAGEMENT NETWORK GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (In thousands)

(unaudited)

	September 29,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,692	$13,250
Accounts receivable, net	12,662	11,428
Prepaid and other current assets	544	755
Total current assets	23,898	25,433

NONCURRENT ASSETS:
Property and equipment, net	1,467	1,653
Goodwill	8,171	7,995
Other noncurrent assets	184	206
Total Assets	$33,720	$35,287

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$896	$908
Accrued payroll, bonuses and related expenses	3,042	4,147
Deferred revenue	406	287
Other accrued liabilities	1,684	1,297
Total current liabilities	6,028	6,639

NONCURRENT LIABILITIES:
Deferred income tax liabilities	456	366
Other noncurrent liabilities	504	461
Total noncurrent liabilities	960	827

Commitments and contingencies (Note 6)

Total stockholders’ equity	26,732	27,821
Total Liabilities and Stockholders’ Equity	$33,720	$35,287

See notes to unaudited condensed consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

 (unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
Revenues	$12,733	$15,472	$40,077	$49,542
Cost of services	7,814	9,925	25,018	30,927
Gross Profit	4,919	5,547	15,059	18,615
Operating Expenses:
Selling, general and administrative	4,748	6,261	16,429	20,776
Intangible asset amortization	-	71	-	496
Total operating expenses	4,748	6,332	16,429	21,272
Income (loss) from operations	171	(785)	(1,370)	(2,657)
Other income (expense)	1	10	8	(269)
Income (loss) before income taxes	172	(775)	(1,362)	(2,926)
Income tax provision	(30)	(30)	(90)	(90)
Net income (loss)	142	(805)	(1,452)	(3,016)
Other comprehensive income (loss):
Foreign currency translation adjustment	323	(354)	335	36
Unrealized gain on marketable securities	-	-	-	324
Comprehensive income (loss)	$465	$(1,159)	$(1,117)	$(2,656)

Income (loss) per common share
Basic and diluted	$0.02	$(0.11)	$(0.20)	$(0.43)

Weighted average shares used in calculation of net income (loss) per common share
Basic	7,104	7,085	7,100	7,079

Diluted	7,107	7,085	7,100	7,079

See notes to unaudited condensed consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	For the Thirty-nine Weeks Ended
	September 29,	October 1,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,452)	$(3,016)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	589	1,143
Share-based compensation	10	104
Deferred income taxes	90	90
Bad debt expense	10	-
Realized loss on investments	-	312
Other changes in operating assets and liabilities:
Accounts receivable, net	(1,058)	328
Prepaid and other assets	243	284
Trade accounts payable	(35)	254
Deferred revenue	110	(492)
Accrued liabilities	(976)	(936)

Net cash used in operating activities	(2,469)	(1,929)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investments	-	5,938
Acquisition of property and equipment	(181)	(566)

Net cash (used in) provided by investing activities	(181)	5,372

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	-	2,625
Payments on line of credit	-	(2,625)
Payments made on unfavorable and other contractual obligations	-	(61)
Issuance of common stock through employee stock purchase plan	18	18

Net cash provided by (used in) financing activities	18	(43)

Effect of exchange rate on cash and cash equivalents	74	(44)

Net (decrease) increase in cash and cash equivalents	(2,558)	3,356
Cash and cash equivalents, beginning of period	13,250	6,786
Cash and cash equivalents, end of period	$10,692	$10,142

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$-	$15
Accrued property and equipment additions	$302	$154

See notes to unaudited condensed consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Reporting

The condensed consolidated financial statements and accompanying notes of The Management Network Group, Inc. and its subsidiaries (“TMNG,” “TMNG Global,” “we,” “us,” “our,” or the “Company”) as of September 29, 2012, and for the thirteen and thirty-nine weeks ended September 29, 2012 and October 1, 2011 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the Company’s condensed consolidated financial position, results of operations, and cash flows as of these dates and for the periods presented. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Consequently, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements nor those normally made in the Company’s Annual Report on Form 10-K. Accordingly, reference should be made to the Company’s annual consolidated financial statements and notes thereto for the fiscal year ended December 31, 2011, included in the 2011 Annual Report on Form 10-K (“2011 Form 10-K”) for additional disclosures, including a summary of the Company’s accounting policies. The Condensed Consolidated Balance Sheet as of December 31, 2011 has been derived from the audited Consolidated Balance Sheet at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Company has evaluated subsequent events for recognition or disclosure through the date these unaudited consolidated financial statements were issued.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the thirteen and thirty-nine weeks ended September 29, 2012 are not necessarily indicative of the results to be expected for the full year ending December 29, 2012.

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

Research and Development and Software Development Costs – During the thirteen and thirty-nine weeks ended September 29, 2012, software development costs of $80,000 and $420,000, respectively, were expensed as incurred. During the thirteen and thirty-nine weeks ended October 1, 2011, software development costs of $142,000 and $427,000, respectively, were expensed as incurred. No software development costs were capitalized during the thirteen and thirty-nine weeks ended September 29, 2012 and October 1, 2011.

Foreign Currency Transactions and Translation — TMNG Europe Ltd., Cartesian Ltd. and the international operations of Cambridge Strategic Management Group, Inc. conduct business primarily denominated in their respective local currency, which is their functional currency. Assets and liabilities have been translated to U.S. dollars at the period-end exchange rates. Revenues and expenses have been translated at exchange rates which approximate the average of the rates prevailing during each period. Translation adjustments are reported as a separate component of other comprehensive income (loss) in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Accumulated other comprehensive loss resulting from foreign currency translation adjustments totaled $4.0 million and $4.3 million, respectively, as of September 29, 2012 and December 31, 2011, and is included in Total Stockholders’ Equity in the Condensed Consolidated Balance Sheets. Assets and liabilities denominated in other than the functional currency of a subsidiary are re-measured at rates of exchange on the balance sheet date. Resulting gains and losses on foreign currency transactions are included in the Company’s results of operations. Realized and unrealized exchange gains and losses included in the results of operations were not significant during the thirteen and thirty-nine weeks ended September 29, 2012 and October 1, 2011.

Derivative Financial Instruments – As of September 29, 2012, the Company had one open foreign currency forward contract.  This forward contract provides an economic hedge against fluctuations in exchange rates between the British pound and Euro denominated accounts receivables, but has not been designated as a hedge for accounting purposes. This contract, with a notional amount of $290,000 at September 29, 2012, expires on December 28, 2012. The Company utilizes valuation models for this forward contract that rely exclusively on Level 2 inputs, as defined by the FASB ASC 820, Fair Value Measurements and Disclosures. Gains and losses on foreign currency forward contracts are included in selling, general, and administrative expenses in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss). The change in fair value of foreign currency forward contracts was not material to the Company’s results of operations or financial position for the thirteen and thirty-nine weeks ended September 29, 2012 and October 1, 2011.

Earnings (Loss) Per Share — The Company calculates and presents earnings (loss) per share using a dual presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding excludes treasury shares held by the Company. Diluted earnings (loss) per share is computed in the same manner except that the weighted average number of shares is increased for dilutive securities.

In accordance with the provisions of FASB ASC 260, "Earnings per Share," the Company uses the treasury stock method for calculating the dilutive effect of employee stock options. These instruments will have a dilutive effect under the treasury stock method only when the respective period's average market value of the underlying Company common stock exceeds the assumed proceeds. In applying the treasury stock method, assumed proceeds include the amount, if any, the employee must pay upon exercise, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the options and the vesting of nonvested shares. The Company has excluded the effect of 497,888 stock options in the calculation of diluted income per share for the thirteen weeks ended September 29, 2012 as the effect would have been anti-dilutive. For the thirty-nine weeks ended September 29, 2012 and the thirteen and thirty-nine weeks ended October 1, 2011, the Company has not included the effect of stock options and non-vested shares in the calculation of diluted loss per share as it reported a net loss for these periods and the effect would have been anti-dilutive.

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

2. Goodwill and Long-Lived Assets

The changes in the carrying amount of goodwill for the thirty-nine weeks ended September 29, 2012 are as follows (in thousands):

	North
	America	EMEA	Total
Balance as of December 31, 2011	$3,947	$4,048	$7,995
Changes in foreign currency exchange rates	-	176	176

Balance as of September 29, 2012	$3,947	$4,224	$8,171

The Company evaluates goodwill for impairment on an annual basis on the last day of the first fiscal month of the fourth quarter and whenever events or circumstances indicate that these assets may be impaired. The Company performs its impairment testing for goodwill in accordance with FASB ASC 350, “Intangibles-Goodwill and Other.” Management determined that there were no events or changes in circumstances during the thirteen or thirty-nine weeks ended September 29, 2012 which indicated that goodwill needed to be tested for impairment during the period.

The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets might not be recoverable in accordance with the provisions of FASB ASC 360, “Property, Plant and Equipment.” Management determined that there were no events or changes in circumstances during the thirteen or thirty-nine weeks ended September 29, 2012 which indicated that long-lived assets and intangible assets needed to be reviewed for impairment during the period.

3. Share-Based Compensation

The Company issues stock option awards and non-vested share awards under its share-based compensation plans. The key provisions of the Company's share-based compensation plans are described in Note 5 to the Company's consolidated financial statements included in the 2011 Form 10-K.

The Company recognized no income tax benefits related to share-based compensation arrangements during the thirteen and thirty-nine weeks ended September 29, 2012 and October 1, 2011.

1998 Equity Incentive Plan

Stock Options

A summary of the option activity under the Company's Amended and Restated 1998 Equity Incentive Plan (the "1998 Plan"), as of September 29, 2012 and changes during the thirty-nine weeks then ended is presented below:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at December 31, 2011	515,492	$10.79
Forfeited/cancelled	(156,699)	$11.31

Outstanding at September 29, 2012	358,793	$10.56

Options vested and expected to vest at September 29, 2012	357,943	$10.58

Options exercisable at September 29, 2012	356,668	$10.61

There were no options granted during the thirty-nine weeks ended September 29, 2012.

Non-vested Shares

There were no shares of non-vested stock outstanding as of September 29, 2012 or December 31, 2011. No shares of non-vested stock were issued during the thirteen or thirty-nine weeks ended September 29, 2012.

2000 Supplemental Stock Plan

A summary of the option activity under the Company's 2000 Supplemental Stock Plan (the "Supplemental Stock Plan") as of September 29, 2012 and changes during the thirty-nine weeks then ended is presented below:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at December 31, 2011	154,700	$11.43
Forfeited/cancelled	(50,550)	$11.61

Outstanding at September 29, 2012	104,150	$11.34

Options vested and expected to vest at September 29, 2012	104,150	$11.34

Options exercisable at September 29, 2012	104,150	$11.34

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

Management evaluates segment performance based upon income (loss) from operations, excluding share-based compensation (benefits), depreciation and intangibles amortization. There were no inter-segment revenues during the thirteen or thirty-nine weeks ended September 29, 2012 while inter-segment revenues during the thirteen and thirty-nine weeks ended October 1, 2011 were approximately $74,000 and $753,000, respectively. In addition, in its administrative division, entitled “Not Allocated to Segments,” the Company accounts for non-operating activity and the costs of providing corporate and other administrative services to all the segments. Summarized financial information concerning the Company’s reportable segments is shown in the following table (amounts in thousands):

			Not
	North		Allocated to
	America	EMEA	Segments	Total
As of and for the thirty-nine weeks ended September 29, 2012:
Revenues	$29,806	$10,271		$40,077
Income (loss) from operations	8,233	1,563	$(11,166)	(1,370)
Total assets	$8,750	$3,912	$21,058	$33,720

For the thirteen weeks ended September 29, 2012:
Revenues	$9,219	$3,514		$12,733
Income (loss) from operations	2,616	608	$(3,053)	171

As of the fiscal year ended December 31, 2011
Total assets	$7,895	$3,533	$23,859	$35,287

As of and for the thirty-nine weeks ended October 1, 2011:
Revenues	$37,782	$11,760		$49,542
Income (loss) from operations	9,925	1,507	$(14,089)	(2,657)
Total assets	$10,765	$5,487	$21,061	$37,313

For the thirteen weeks ended October 1, 2011:
Revenues	$11,474	$3,998		$15,472
Income (loss) from operations	3,132	297	$(4,214)	(785)

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

In accordance with the provisions of FASB ASC 280-10, revenues earned in the United States and internationally based on the location where the services are performed are shown in the following table (amounts in thousands):

	For the Thirteen Weeks		For the Thirty-nine Weeks
	Ended		Ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
United States	$8,647	$11,117	$28,335	$36,278
International:
United Kingdom	3,225	3,991	9,553	12,111
Other	861	364	2,189	1,153
Total	$12,733	$15,472	$40,077	$49,542

Major customers in terms of significance to TMNG’s revenues (i.e. in excess of 10% of revenues) and accounts receivable were as follows (amounts in thousands). All major customers are within the North America segment.

	Revenues
	For the thirty-nine	For the thirty-nine
	weeks ended	weeks ended
	September 29, 2012	October 1, 2011
Customer A	$11,312	$13,009
Customer B	$4,850	$4,282
Customer C	$4,499	$7,784
Customer D	$1,213	$5,313

	Revenues
	For the thirteen	For the thirteen
	weeks ended	weeks ended
	September 29, 2012	October 1, 2011
Customer A	$3,331	$4,363
Customer B	$1,526	$1,520
Customer C	$1,442	$2,521
Customer D	$244	$890

	Accounts Receivable
	As of September 29, 2012	As of October 1, 2011
Customer A	$2,837	$3,492
Customer B	$887	$670
Customer C	$1,861	$3,111
Customer D	$455	$1,030

Revenues from the Company’s ten most significant customers accounted for approximately 82.4% and 81.7% of revenues during the thirteen and thirty-nine weeks ended September 29, 2012, respectively. Revenues from the Company’s ten most significant customers accounted for approximately 83.5% and 83.4% of revenues during the thirteen and thirty-nine weeks ended October 1, 2011, respectively.

5. Income Taxes

In the thirteen and thirty-nine weeks ended September 29, 2012, the Company recorded income tax provisions of $30,000 and $90,000, respectively.  In the thirteen and thirty-nine weeks ended October 1, 2011, the Company recorded income tax provisions of $30,000 and $90,000, respectively. The tax provisions for both the thirteen and thirty-nine week periods ended September 29, 2012 and October 1, 2011 are due to deferred taxes recognized on intangible assets amortized for income tax purposes but not for financial reporting purposes. The Company has reserved all of its domestic and international net deferred tax assets with a valuation allowance as of September 29, 2012 and December 31, 2011 in accordance with the provisions of FASB ASC 740, "Income Taxes," which requires an estimation of the recoverability of the recorded income tax asset balances. As of September 29, 2012, the Company has recorded $33.9 million of valuation allowances attributable to its net deferred tax assets.

The Company analyzes its uncertain tax positions pursuant to the provisions of FASB ASC 740 “Income Taxes.” There was no material activity related to the liability for uncertain tax positions during the thirteen and thirty-nine weeks ended September 29, 2012 and October 1, 2011, and the Company has determined it does not have any material uncertain tax positions for which to reserve at September 29, 2012.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004. As of September 29, 2012, the Company has no income tax examinations in process.

6. Commitments and Contingencies

On January 10, 2012, Richard P. Nespola, the Company’s former chief executive officer, former chairman of the board and a former member of the Company’s Board of Directors, filed an action, Richard P. Nespola v. The Management Network Group, Inc., against the Company with the American Arbitration Association. In the action, Mr. Nespola claims the Company breached his employment agreement and an implied covenant of good faith and fair dealing by: (i) improperly deciding not to renew his employment agreement, and (ii) subsequently deciding to terminate his employment for cause. Further, Mr. Nespola claims the Company defamed him by publishing to the Board of Directors of the Company allegedly false reasons for terminating his employment for cause. Mr. Nespola seeks in excess of $1.6 million in damages plus attorneys’ fees and costs. TMNG denies Mr. Nespola’s allegations, does not believe the action has any merit, and intends to defend against it vigorously. The proceeding is at a preliminary stage and the Company is unable to reasonably estimate any possible loss or range of possible loss given the current status of the arbitration and given the inherent uncertainty in predicting any future judicial or arbitration decision or other resolution of the proceeding.

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

During fiscal year 2009, the Company entered into an agreement under which it had a commitment to purchase a minimum of $401,000 in computer software over a three year period. As of December 31, 2011, the Company had an obligation of $21,000 remaining under this commitment which was completely satisfied during the thirteen weeks ended March 31, 2012. During the thirteen weeks ended March 31, 2012, this purchase agreement was renewed. Under the renewal, the Company has a commitment to purchase a minimum of $285,000 in computer software over a three year period ending in the first quarter of fiscal year 2015. As of September 29, 2012, the Company has an obligation of $238,000 remaining under this commitment.

During fiscal year 2010, the Company entered into an agreement to purchase telecommunications equipment in the amount of $99,000 over a three year period. As of September 29, 2012, the Company has an obligation of $41,000 remaining under this commitment.

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

Revenues are driven by the ability of our team to secure new project contracts and deliver those projects in a way that adds value to our clients in terms of return on investment or assisting clients to address a need or implement change. For the thirteen weeks ended September 29, 2012, revenues decreased by approximately 17.7% from the prior year quarter to $12.7 million. For the thirty-nine weeks ended September 29, 2012, revenues decreased 19.1% to $40.1 million from $49.5 million for the thirty-nine weeks ended October 1, 2011 driven primarily by our North America segment due to the completion of a few significant Tier 1 client engagements, a decrease in software licensing revenues and a general reduction in overall project volumes. Our international revenues were approximately 29.3% of total revenues for the thirty-nine weeks ended September 29, 2012 as compared to 26.8% for the thirty-nine weeks ended October 1, 2011. Our revenues are denominated in multiple currencies and may be impacted by currency rate fluctuations.

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

Gross margins were 37.6% in the thirty-nine weeks ended September 29, 2012, flat with the thirty-nine weeks ended October 1, 2011. In general, the most significant items that impact our margins include the mix of project types, utilization of personnel and competitive pricing decisions, including volume discounts.

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

Selling, general and administrative expenses were $4.7 million for the thirteen weeks ended September 29, 2012 compared to $6.3 million for the thirteen weeks ended October 1, 2011. Selling, general and administrative expenses were $16.4 million for the thirty-nine weeks ended September 29, 2012 compared to $20.8 million for the thirty-nine weeks ended October 1, 2011. Selling, general and administrative expenses during the thirteen and thirty-nine weeks ended September 29, 2012 decreased from the comparable 2011 periods primarily due to proactive measures to lower salary and other personnel related costs and a reduction in travel and entertainment expenditures during the periods to better align the cost structure with our customer base and core revenue generating activities. We continue to evaluate selling, general and administrative expenses in an effort to maintain an appropriate cost structure relative to revenue levels.

There was no intangible asset amortization included in operating expenses during the thirty-nine weeks ended September 29, 2012 compared to $496,000 during the thirty-nine weeks ended October 1, 2011. The decrease in amortization expense was due to the completion of amortization of all intangibles recorded in connection with our acquisitions of Cartesian Ltd and RVA Consulting LLC.

We recorded net income of $0.1 million and a net loss $1.5 million for the thirteen and thirty-nine weeks ended September 29, 2012, respectively, compared to net losses of $0.8 million and $3.0 million for the thirteen and thirty-nine weeks ended October 1, 2011, respectively. The rate of change in the communications industry, driving convergence of media and telecommunications, consolidation of smaller providers and expanded deployment of wireless capabilities have added both opportunity and uncertainty for our clients. The general result is overall reduced client spending on many capital and operational initiatives. This reduction in spending, coupled with increased competition pursuing fewer opportunities, could result in further price reductions, fewer client projects, under-utilization of consultants, reduced operating margins and loss of market share. Declines in our revenues can have a significant impact on our financial results. Although we have a flexible cost base comprised primarily of employee and related costs, there is a lag in time required to scale the business appropriately if revenues are reduced. In addition, our future revenues and operating results may fluctuate from quarter to quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, consultant utilization rates, general economic conditions and other factors.

Cash and cash equivalents decreased by $2.6 million during the thirty-nine weeks ended September 29, 2012 due primarily to operating activities, including changes in working capital and negative cash flow from operations. At September 29, 2012, we had working capital of approximately $17.9 million. Working capital decreased by $0.9 million from December 31, 2011 due primarily to operating losses.

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

Impairment of Goodwill and Long-lived Assets — As of September 29, 2012, we had $8.2 million in goodwill, which is subject to periodic review for impairment. FASB ASC 350 "Intangibles-Goodwill and Other" requires an evaluation of indefinite-lived intangible assets and goodwill annually and whenever events or circumstances indicate that such assets may be impaired. The evaluation is conducted at the reporting unit level and compares the calculated fair value of the reporting unit to its book value to determine whether impairment has been deemed to occur. As of September 29, 2012, we have approximately $4.0 million and $4.2 million in goodwill allocated to the North America Telecom and EMEA reporting units, respectively. Any impairment charge would be based on the most recent estimates of the recoverability of the recorded goodwill. If the remaining book value assigned to goodwill in an acquisition is higher than the estimated fair value of the reporting unit, there is a requirement to write down these assets.

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

Revenue Recognition — We recognize revenues from time and materials consulting contracts in the period in which our services are performed. We recognized $4.4 million and $7.2 million in revenues from time and materials contracts during the thirteen weeks ended September 29, 2012 and October 1, 2011, respectively.  We recognized $14.8 million and $23.1 million in revenues from time and materials contracts during the thirty-nine weeks ended September 29, 2012 and October 1, 2011, respectively. In addition to time and materials contracts, our other types of contracts include fixed fee contracts. We recognize revenues on milestone or deliverables-based fixed fee contracts and time and materials contracts not to exceed contract price using the percentage of completion-like method described by FASB ASC 605-35, "Revenue Recognition — Construction-Type and Production-Type Contracts." For fixed fee contracts where services are not based on providing deliverables or achieving milestones, we recognize revenues on a straight-line basis over the period during which such services are expected to be performed. During both thirteen week periods ended September 29, 2012 and October 1, 2011, we recognized $8.3 million in revenues on fixed fee contracts. During the thirty-nine weeks ended September 29, 2012 and October 1, 2011, we recognized $25.3 million and $26.4 million in revenues on fixed fee contracts, respectively. In connection with some fixed fee contracts, we receive payments from customers that exceed recognized revenues. We record the excess of receipts from customers over recognized revenue as deferred revenue. Deferred revenue is classified as a current liability to the extent it is expected to be earned within twelve months from the date of the balance sheet.

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

Accounting for Income Taxes — Accounting for income taxes requires significant estimates and judgments on the part of management. Such estimates and judgments include, but are not limited to, the effective tax rate anticipated to apply to tax differences that are expected to reverse in the future, the sufficiency of taxable income in future periods to realize the benefits of net deferred tax assets and net operating losses currently recorded and the likelihood that tax positions taken in tax returns will be sustained on audit. We account for income taxes in accordance with FASB ASC 740 "Income Taxes." As required by FASB ASC 740, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. FASB ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of September 29, 2012, cumulative valuation allowances in the amount of $33.9 million were recorded in connection with the net deferred income tax assets. As required by FASB ASC 740, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the guidance. Pursuant to FASB ASC 740, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As of September 29, 2012, we have no recorded liability for unrecognized tax benefits.

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

Research and Development and Software Development Costs — Software development costs are accounted for in accordance with FASB ASC 985-20, "Software — Costs of Software to Be Sold, Leased, or Marketed." Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. We capitalize development costs incurred during the period between the establishment of technological feasibility and the release of the final product to customers. During the thirteen weeks ended September 29, 2012 and October 1, 2011, software development costs of $80,000 and $142,000, respectively, were expensed as incurred. During the thirty-nine weeks ended September 29, 2012 and October 1, 2011, software development costs of $420,000 and $427,000, respectively, were expensed as incurred. No software development costs were capitalized during the thirteen or thirty-nine weeks ended September 29, 2012 and October 1, 2011.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED SEPTEMBER 29, 2012 COMPARED TO THIRTEEN WEEKS ENDED OCTOBER 1, 2011

REVENUES

Revenues decreased 17.7% to $12.7 million for the thirteen weeks ended September 29, 2012 from $15.5 million for the thirteen weeks ended October 1, 2011. The reduction in revenues was primarily related to our North America segment which had lower project volumes in the current quarter primarily as a result of the completion of a significant Tier 1 carrier engagement during the current quarter and lower project volumes with two major customers during the quarter.

North America Segment — North America segment revenues decreased 19.5% to $9.2 million for the thirteen weeks ended September 29, 2012 from $11.5 million for the thirteen weeks ended October 1, 2011. During the thirteen weeks ended September 29, 2012, the North America segment provided services on 86 customer projects, compared to 94 projects performed in the thirteen weeks ended October 1, 2011. Average revenue per project was $107,000 in the thirteen weeks ended September 29, 2012, compared to $122,000 in the thirteen weeks ended October 1, 2011. Revenues recognized in connection with fixed price engagements totaled $5.9 million and $6.2 million for the thirteen weeks ended September 29, 2012 and October 1, 2011, representing 64.3% and 54.5% of the total revenues of the segment, respectively. There were no revenues from software licensing during the thirteen weeks ended September 29, 2012. Revenues from software licensing and related implementation fees during the thirteen weeks ended October 1, 2011 were $74,000.

EMEA Segment— EMEA segment revenues decreased 12.7% to $3.5 million for the thirteen weeks ended September 29, 2012 from $4.0 million for the thirteen weeks ended October 1, 2011. During the thirteen weeks ended September 29, 2012 and October 1, 2011, this segment provided services on 67 and 75 customer projects, respectively. Average revenue per project was approximately $42,000 and $44,000, respectively, for the thirteen weeks ended September 29, 2012 and October 1, 2011. Revenues from post-contract software related support services were approximately $697,000 and $726,000 for the thirteen weeks ended September 29, 2012 and October 1, 2011, respectively. There were no revenues from software licensing during the thirteen weeks ended September 29, 2012 and October 1, 2011.

COSTS OF SERVICES

Costs of services decreased 21.3% to $7.8 million for the thirteen weeks ended September 29, 2012 from $9.9 million for the thirteen weeks ended October 1, 2011. Our gross margin increased to 38.6% for the thirteen weeks ended September 29, 2012 from 35.9% for the thirteen weeks ended October 1, 2011 primarily as a result of improvements in our EMEA segment. Our EMEA segment gross margin was 36.6% for the thirteen weeks ended September 29, 2012, compared to 22.3% for the thirteen weeks ended October 1, 2011. Margin increases in the EMEA segment are primarily related to reduced delivery costs through the realignment of the cost structure and improved utilization. Our North America segment gross margin was 39.4% for the thirteen weeks ended September 29, 2012 compared to 40.6% for the thirteen weeks ended October 1, 2011.

OPERATING EXPENSES

Operating expenses decreased 25.0% to $4.7 million for the thirteen weeks ended September 29, 2012, from $6.3 million for the thirteen weeks ended October 1, 2011. The primary reason for the operating expense decline relates to reductions in selling, general and administrative expenses for the thirteen weeks ended September 29, 2012. Selling, general and administrative expenses are down due to proactive management measures to lower salary and other personnel related costs in addition to a reduction in travel and entertainment expenditures. There was no intangible asset amortization during the thirteen weeks ended September 29, 2012 as compared with $71,000 for the thirteen weeks ended October 1, 2011. This decrease is due to the completion in fiscal year 2011 of amortization of all intangibles recorded in connection with acquisitions.

OTHER INCOME AND EXPENSES

Interest income was $1,000 and $11,000 for the thirteen weeks ended September 29, 2012 and October 1, 2011, respectively, and represented interest earned on invested balances. As of September 29, 2012, our holdings consist primarily of money market funds.

INCOME TAXES

During both thirteen week periods ended September 29, 2012 and October 1, 2011, we recorded an income tax provision of $30,000. The income tax provisions for both periods are related to deferred taxes recognized on intangibles amortized for income tax purposes but not for financial reporting purposes. For the thirteen weeks ended September 29, 2012 and October 1, 2011, we recorded no income tax benefit related to our domestic and international pre-tax losses in accordance with the provisions of FASB ASC 740, "Income Taxes", which requires an estimation of our ability to use recorded deferred income tax assets. We currently have recorded a valuation allowance against all domestic and international deferred income tax assets generated due to uncertainty about their ultimate realization as a result of our history of operating losses. If we continue to report net operating losses for financial reporting in either our domestic or international operations, no additional tax benefit would be recognized for those losses, since we will not have accumulated enough positive evidence to support our ability to utilize the net operating loss carry-forwards in the future.

NET INCOME (LOSS)

We had net income of $0.1 million for the thirteen weeks ended September 29, 2012 compared to a net loss of $0.8 million for the thirteen weeks ended October 1, 2011.

THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 2012 COMPARED TO THIRTY-NINE WEEKS ENDED OCTOBER 1, 2011

REVENUES

Revenues decreased 19.1% to $40.1 million for the thirty-nine weeks ended September 29, 2012 from $49.5 million for the thirty-nine weeks ended October 1, 2011. The reduction in revenues was primarily related to our North America segment which had lower project volumes in the current thirty-nine week period primarily as a result of the completion of a few significant Tier 1 carrier and cable MSO engagements which generated $7.4 million of revenues in fiscal year 2011 along with a $0.8 million decrease in software licensing revenues.

North America Segment — North America segment revenues decreased 21.1% to $29.8 million for the thirty-nine weeks ended September 29, 2012 from $37.8 million for the thirty-nine weeks ended October 1, 2011. During the thirty-nine weeks ended September 29, 2012, the North America segment provided services on 142 customer projects, compared to 144 projects performed in the thirty-nine weeks ended October 1, 2011. Average revenue per project was $210,000 in the thirty-nine weeks ended September 29, 2012, compared to $262,000 in the thirty-nine weeks ended October 1, 2011. Revenues recognized in connection with fixed price engagements totaled $19.2 million and $20.1 million for the thirty-nine weeks ended September 29, 2012 and October 1, 2011, representing 64.3% and 53.2% of the total revenues of the segment, respectively. There were no revenues from software licensing during the thirty-nine weeks ended September 29, 2012. Revenues from software licensing and related implementation fees during the thirty-nine weeks ended October 1, 2011 were $753,000.

EMEA Segment— EMEA segment revenues decreased 12.9% to $10.2 million for the thirty-nine weeks ended September 29, 2012 from $11.7 million for the thirty-nine weeks ended October 1, 2011. During the thirty-nine weeks ended September 29, 2012 and October 1, 2011, this segment provided services on 127 and 115 customer projects, respectively. Average revenue per project was approximately $64,000 and $84,000, respectively, for the thirty-nine weeks ended September 29, 2012 and October 1, 2011. Revenues from post-contract software related support services were approximately $2.2 million for both thirty-nine weeks periods ended September 29, 2012 and October 1, 2011. There were no revenues from software licensing during the thirty-nine weeks ended September 29, 2012 and October 1, 2011.

COSTS OF SERVICES

Costs of services decreased 19.1% to $25.0 million for the thirty-nine weeks ended September 29, 2012 from $30.9 million for the thirty-nine weeks ended October 1, 2011. Our gross margin was 37.6% for both thirty-nine week periods ended September 29, 2012 and October 1, 2011. Our North America segment gross margin was 39.2% for the thirty-nine weeks ended September 29, 2012 compared to 40.4% for the thirty-nine weeks ended October 1, 2011. The decrease in gross margin in the first three quarters of 2012 as compared to the same period of 2011 in our North America segment is primarily due to the completion of a significant Tier 1 carrier engagement in fiscal year 2011 and a decrease in software licensing revenues. Our EMEA segment gross margin was 32.8% for the thirty-nine weeks ended September 29, 2012, compared to 28.4% for the thirty-nine weeks ended October 1, 2011. Margin increases in the EMEA segment are primarily related to reduced delivery costs through the realignment of the cost structure and improved utilization.

OPERATING EXPENSES

Operating expenses decreased 22.8% to $16.4 million for the thirty-nine weeks ended September 29, 2012, from $21.3 million for the thirty-nine weeks ended October 1, 2011. Selling, general and administrative expenses decreased 20.9% to $16.4 million for the thirty-nine weeks ended September 29, 2012, compared to $20.8 million for the thirty-nine weeks ended October 1, 2011. The decrease in selling, general and administrative expenses for the thirty-nine weeks ended September 29, 2012 is primarily due to proactive management measures to lower salary and other personnel related costs in addition to a reduction in travel and entertainment expenditures. There was no intangible asset amortization during the thirty-nine weeks ended September 29, 2012 as compared with $496,000 for the thirty-nine weeks ended October 1, 2011. This decrease is due to the completion in fiscal year 2011 of amortization of all intangibles recorded in connection with acquisitions.

OTHER INCOME AND EXPENSES

Interest income was $5,000 and $59,000 for the thirty-nine weeks ended September 29, 2012 and October 1, 2011, respectively, and represented interest earned on invested balances. Interest income decreased for the thirty-nine weeks ended September 29, 2012 as compared to the thirty-nine weeks ended October 1, 2011 due primarily to reductions in invested balances, including balances invested in auction rate securities during the thirty-nine weeks ended October 1, 2011. As of September 29, 2012, our holdings consist primarily of money market funds. For the thirty-nine weeks ended October 1, 2011, other income (expense) also included $312,000 of realized losses on the sale of auction rate securities.

INCOME TAXES

During both thirty-nine week periods ended September 29, 2012 and October 1, 2011, we recorded an income tax provision of $90,000. The income tax provisions for both periods are related to deferred taxes recognized on intangibles amortized for income tax purposes but not for financial reporting purposes. For the thirty-nine weeks ended September 29, 2012 and October 1, 2011, we recorded no income tax benefit related to our domestic and international pre-tax losses in accordance with the provisions of FASB ASC 740, "Income Taxes", which requires an estimation of our ability to use recorded deferred income tax assets. We currently have recorded a valuation allowance against all domestic and international deferred income tax assets generated due to uncertainty about their ultimate realization as a result of our history of operating losses. If we continue to report net operating losses for financial reporting in either our domestic or international operations, no additional tax benefit would be recognized for those losses, since we will not have accumulated enough positive evidence to support our ability to utilize the net operating loss carry-forwards in the future.

NET LOSS

We had a net loss of $1.5 million for the thirty-nine weeks ended September 29, 2012 compared to a net loss of $3.0 million for the thirty-nine weeks ended October 1, 2011.

STATEMENT REGARDING NON-GAAP FINANCIAL MEASUREMENT

In addition to net income (loss) and net income (loss) per share on a GAAP basis, our management uses a non-GAAP financial measure, "Non-GAAP adjusted net income or loss," in its evaluation of our performance, particularly when comparing performance to the prior year's period and on a sequential basis. This non-GAAP measure contains certain non-GAAP adjustments which are described in the following schedule entitled "Reconciliation of GAAP Net Income (Loss) to Non-GAAP Adjusted Net Income (Loss)." In making these non-GAAP adjustments, we take into account certain non-cash expenses and benefits, including tax effects as applicable, and the impact of certain items that are generally not expected to be on-going in nature or that are unrelated to our core operations. Management believes the exclusion of these items provides a useful basis for evaluating underlying business performance, but should not be considered in isolation and is not in accordance with, or a substitute for, evaluating our performance utilizing GAAP financial information. We believe that providing such adjusted results allows investors and other users of our financial statements to better understand our comparative operating performance for the periods presented. Our non-GAAP measure may differ from similar measures by other companies, even if similar terms are used to identify such measures. Although management believes the non-GAAP financial measure is useful in evaluating the performance of our business, we acknowledge that items excluded from such measure have a material impact on our net income (loss) and net income (loss) per share calculated in accordance with GAAP. Therefore, management uses non-GAAP measures in conjunction with GAAP results. Investors and other users of our financial information should also consider the above factors when evaluating our results.

RECONCILIATION OF GAAP NET INCOME (LOSS) TO NON-GAAP ADJUSTED NET INCOME (LOSS)

(In thousands, except per share data)

(unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011

Reconciliation of GAAP net income (loss) to non-GAAP adjusted net income (loss):
GAAP net income (loss)	$142	$(805)	$(1,452)	$(3,016)

Realized loss on auction rate securities	-	-	-	312
Depreciation and amortization	181	285	589	1,143
Non-cash share based compensation expense	3	3	10	104
Tax effect of applicable non-GAAP adjustments	30	30	90	90
Adjustments to GAAP net income (loss)	214	318	689	1,649

Non-GAAP adjusted net income (loss)	$356	$(487)	$(763)	$(1,367)

Reconciliation of GAAP net income (loss) per diluted common share to non-GAAP adjusted net income (loss) per diluted common share:
GAAP net income (loss) per diluted common share	$0.02	$(0.11)	$(0.20)	$(0.43)

Realized loss on auction rate securities	-	-	-	0.05
Depreciation and amortization	0.03	0.04	0.08	0.16
Non-cash share based compensation expense	0.00	0.00	0.00	0.02
Tax effect of applicable non-GAAP adjustments	0.00	0.00	0.01	0.01
Adjustments to GAAP net income (loss) per diluted common share	0.03	0.04	0.09	0.24

Non-GAAP adjusted net income (loss) per diluted common share	$0.05	$(0.07)	$(0.11)	$(0.19)

Weighted average shares used in calculation of net income (loss) per diluted common share	7,107	7,085	7,100	7,079

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $2.5 million and $1.9 million for the thirty-nine weeks ended September 29, 2012 and October 1, 2011, respectively. For the thirty-nine weeks ended September 29, 2012, cash used in operating activities was the result of $0.8 million of negative cash flows due to the results of operations (after adding back non-cash items to our net loss) plus increases in net working capital other than cash of $1.7 million. During the thirty-nine weeks ended October 1, 2011, cash used in operating activities was primarily due to losses of $1.4 million after non-cash add backs plus increases in net working capital other than cash of $0.5 million.

Net cash used in investing activities was $0.2 million for the thirty-nine weeks ended September 29, 2012, while net cash provided by investing activities was $5.4 million for the thirty-nine weeks ended October 1, 2011. Investing activities for the thirty-nine weeks ended September 29, 2012 related solely to the purchase of office equipment, software and computer equipment, while investing activities for the thirty-nine weeks ended October 1, 2011 included proceeds from the sale of investments of $5.9 million, partially offset by payments related to the purchase of office equipment, software and computer equipment.

Net cash provided by financing activities was $18,000 for the thirty-nine weeks ended September 29, 2012, while net cash used in financing activities was $43,000 for the thirty-nine weeks ended October 1, 2011. Cash provided by financing activities during the thirty-nine weeks ended September 29, 2012 related to the issuance of stock through the employee stock purchase plan. Cash used in financing activities during the thirty-nine weeks ended October 1, 2011 was related to $61,000 paid on long term obligations, partially offset by $18,000 received through the issuance of stock through the employee stock purchase plan.

At September 29, 2012, we had approximately $10.7 million in cash and cash equivalents ($1.7 million of which was denominated in pounds sterling) and $17.9 million in net working capital. We believe we have sufficient cash and cash equivalents to meet anticipated cash requirements, including anticipated capital expenditures for at least the next 12 months. Furthermore, based on an analysis of our investments classified as cash equivalents, we do not believe that we have any material risk related to the liquidity or valuation of these investments, nor do we believe that we have any counterparty credit risk related to these investments. Should our cash and cash equivalents prove insufficient, we may need to obtain new debt or equity financing to support our operations or complete acquisitions. In recent years, credit and capital markets have experienced unusual volatility and disruption. If we need to obtain new debt or equity financing to support our operations or complete acquisitions in the future, we may be unable to obtain debt or equity financing on reasonable terms. We have established a flexible model that provides a lower fixed cost structure than most consulting firms, enabling us to scale operating cost structures more quickly based on market conditions, although there is a lag in time required to scale the business appropriately if revenues are reduced. Our strong balance sheet has enabled us to make acquisitions and related investments in intellectual property and businesses we believe are enabling us to capitalize on the current transformation of the industry; however, if demand for our consulting services is reduced and we experience negative cash flow, we could experience liquidity challenges at some point in the future.

FINANCIAL COMMITMENTS

During fiscal year 2009, the Company entered into an agreement under which it had a commitment to purchase a minimum of $401,000 in computer software over a three year period. As of December 31, 2011, the Company had an obligation of $21,000 remaining under this commitment which was completely satisfied during the thirteen weeks ended March 31, 2012. During the thirteen weeks ended March 31, 2012, this purchase agreement was renewed. Under the renewal, the Company has a commitment to purchase a minimum of $285,000 in computer software over a three year period ending in the first quarter of fiscal year 2015. As of September 29, 2012, the Company has an obligation of $238,000 remaining under this commitment.

During fiscal year 2010, the Company entered into an agreement to purchase telecommunications equipment in the amount of $99,000 over a three year period. As of September 29, 2012, the Company has an obligation of $41,000 remaining under this commitment.

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

A review and evaluation was performed by our management, including the person serving as our Chief Executive Officer and Chief Financial Officer (the “CEO and CFO”), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon this evaluation, the Company’s CEO and CFO has concluded that the Company’s disclosure controls and procedures were effective as of September 29, 2012.

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 29, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 10, 2012, Richard P. Nespola, the Company’s former chief executive officer, former chairman of the board and a former member of the Company’s Board of Directors, filed an action, Richard P. Nespola v. The Management Network Group, Inc., against the Company with the American Arbitration Association. In the action, Mr. Nespola claims the Company breached his employment agreement and an implied covenant of good faith and fair dealing by: (i) improperly deciding not to renew his employment agreement, and (ii) subsequently deciding to terminate his employment for cause. Further, Mr. Nespola claims the Company defamed him by publishing to the Board of Directors of the Company allegedly false reasons for terminating his employment for cause. Mr. Nespola seeks in excess of $1.6 million in damages plus attorneys’ fees and costs. TMNG denies Mr. Nespola’s agations, does not believe the action has any merit, and intends to defend against it vigorously. The proceeding is at a preliminary stage and the Company is unable to reasonably estimate any possible loss or range of possible loss given the current status of the arbitration and given the inherent uncertainty in predicting any future judicial or arbitration decision or other resolution of the proceeding.

We have not been subject to any material new litigation since the filing on March 30, 2012 of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 1A. RISK FACTORS

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit 31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certifications furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	101.INS XBRL Instance Document
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF XBRL Taxonomy Extension Definition Linkbase Document
101.LAB XBRL Taxonomy Extension Label Linkbase Document
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Management Network Group, Inc.
(Registrant)

Date: November 13, 2012	By	/s/ Donald E. Klumb
(Signature)
Donald E. Klumb Chief Executive Officer (Principal executive officer), President, and Chief Financial Officer (Principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

Exhibit 31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certifications furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	101.INS XBRL Instance Document
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF XBRL Taxonomy Extension Definition Linkbase Document
101.LAB XBRL Taxonomy Extension Label Linkbase Document
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

