Form 10-K
period 2012-12-29
MANAGEMENT NETWORK GROUP INC
filed 2013-03-29
CIK 1094814

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 29, 2012

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, as of June 30, 2012 was approximately $7,500,000. Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded for purposes of this calculation. The treatment of such holders as affiliates for purposes of this calculation is not intended as a conclusive determination of affiliate status for other purposes. As of March 22, 2013, the Registrant had 7,227,708 shares of common stock, par value $0.005 per share (the Common Stock), issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be provided in Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K is hereby incorporated by reference from our definitive 2013 proxy statement which will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 29, 2012.

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

Forward-looking statements involve risks and uncertainties and are not guarantees of future performance or results. Our actual financial condition, results of operations or business may vary materially from those contemplated by such forward looking statements. Investors are cautioned not to place undue reliance on any forward-looking statements. Factors that might affect actual results, performance, or achievements include, among other things, the factors described in "Risks Related to Current Economic Conditions and Technology" in Item 1 below and the following factors:

•	conditions in the industry sectors that we serve, including the economic conditions in such industry sectors, that can result in slowing client decisions on proposals and project opportunities along with scope reduction of existing projects, and business consolidations, which can result in further price reductions and fewer client projects;

•	the financial condition and business strategies of our customers in the communications, digital media and technology industries and the investment banking and private equity firms investing in the communications industry;

•	overall economic and business conditions, including the current economic slowdown;

•	the level of demand for our services;

•	the potential continuation or recurrence of recent losses from operations, negative cash flow and reductions in our cash reserves;

•	our ability to retain the limited number of large clients that constitute a major portion of our revenues;

•	fluctuations in our quarterly operating results;

•	our ability to reduce our cost structure to align with reduced demand and to control costs under fixed fee contracts, which make up a substantial portion of our business;

•	our ability to compete in intensively competitive markets, including our ability to address actions by competitors that could render our services less competitive, such as increasing price competition in recent years, which may cause our revenues, gross profits and income to decline;

•	our ability to address the challenges of conducting business in foreign countries, including risks of unfavorable foreign currency exchange rates or fluctuations and changes in local laws;

•	the possibility of further impairments of goodwill if our financial performance does not meet or exceed our projections used to value the assets or if there is a further decline in our stock price;

•	our ability to successfully integrate acquisitions and to successfully locate new acquisition candidates;

•	our level of cash and non-cash expenditures;

•	technological advances and competitive factors in the markets in which we compete;

•	the possibility of the cancellation of key client contracts, which may be cancelled on short notice;

•	the ability to successfully launch new product and market initiatives;

•	the ability to retain key management and consulting personnel;

•	the possible reclassification of our independent contractors as full-time employees by the taxing and/or labor and employment authorities of competent jurisdiction;

•	the possibility of professional liability claims and costs and potential liability relating to such claims and other litigation affecting the Company;

•	the loss of key intellectual property;

•	our ability to satisfy the continued listing requirements of the NASDAQ Stock Market; and

•	the possibility that our ability to utilize tax net operating loss carryforwards to offset future taxable income will be limited if we are deemed to have an ownership change as defined by Section 382 of the Internal Revenue Code.

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

Our clientele includes a variety of businesses whose products, services and interests are focused on the evolution of the communications industry, including wireless and traditional wireline communications service providers, cable multiple systems operators (MSOs) as well as technology companies, media and entertainment companies, and financial services firms that invest in the communications industry. Our clients are principally located in the United States, United Kingdom and Western Europe. We believe we are unique in our ability to provide a comprehensive business and technology solution to the communications industry, including strategy consulting and business planning, organizational development, market research and analysis, product/service definition and launch, customer acquisition and retention, program management, technical support, process modeling and software solutions for business support systems and operations support systems. Our software and application development capabilities are evolving both organically and through strategic partnerships with product focused companies. Historically they were primarily targeted to clients' revenue and service assurance, and data management initiatives.

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

We have evolved our business from its original focus of providing primarily management and operational consulting services to today providing an integrated suite of technology solutions and service offerings to the communications marketplace. We have increased the depth and breadth of skill sets in our employee work base, diversified our technical competencies, expanded our core management consulting offerings and positioned our business to compete internationally. We believe these actions have expanded key client relationships, have differentiated us in the market with respect to serving the needs of large global communication service providers, and provided for expansion of our key direct distribution channel elements.

We strengthened TMNG's technology consultancy services and broadened our software solutions through the addition of Ascertain®, an innovative and modular software suite whose foundations feature advanced revenue assurance and data integrity tools that when customized and integrated into client environments support fixed, wireless, internet service provider (“ISP”), data and content environments. We added Ascertain to our offerings portfolio through our acquisition of Cartesian Limited (“Cartesian”) in 2007. Cartesian brought expertise in billing management and revenue assurance - two traditional strengths of our consulting business - but did so from a technology and network perspective, thus complementing our business process focus. The addition of software solutions to our offerings portfolio has enabled TMNG to strengthen our position with clients. Cartesian's client list includes "Tier 1" service providers in the United Kingdom and Europe, and in recent years, TMNG has begun early introduction and expansion of the product with U.S.-based carriers and cable system operators, opening a potentially significant new market and capability to this product.

We have diversified our client base organically by building a cable and broadband practice. With the convergence of this industry around multiple video, data and voice service offerings, we are applying our traditional expertise in complex business processes such as revenue assurance, billing management, and mediation, as well as in leading functional areas like program management offices, across the global converging communications marketplace. We have developed solutions to assist content providers, and media companies as they cope with the operational complexities of launching new products and services; attempt to streamline their business systems and processes following merger and acquisition activity; and address product lifecycle issues in the wake of competitive pressures. We are also providing program management, business process, service assurance and leadership teams for cable MSO's as they launch new digital voice product and service rollouts, including voice over internet protocol offerings, and focus on their 4G wireless launch through partnerships.

As the industry continues to evolve, including the most recent transformation movement of business IT infrastructures to cloud environments and the leverage of “Big Data Analytics”, TMNG expects to evolve and leverage its long history of engagement experience with clients to continue modifying its software, develop new methodologies, and selectively expand its base of employee consultants to support and extend its thought leadership and solutioning capabilities in the communications industry.

MARKET OVERVIEW

The global communications industry is consolidating and evolving around a convergence of voice, data and video or content-based communications. Market factors including regulatory decisions, new technologies, especially wireless devices and applications and social media, industry consolidation and the migration to cloud computing have stimulated growth and new investment in the sector. These dynamics are bringing new competitors to the market, such as Apple, Google and Netflix, challenging existing industry competitors to explore new business models, and driving consolidation within sectors such as traditional wireline and wireless telecommunications. In addition, cable communications companies that primarily offered video services historically are now positioning themselves as providers of voice and other data and content services. Wireline, wireless and cable companies alike are focused on convergence and partnering - where any type of content or application can be delivered seamlessly across fixed or mobile networks.

While communications companies are investing in future growth, companies across most industries and sectors, including communications and media, are operating with increased expense discipline with many reducing their cost structures through actions which include lowering total headcount, decreasing information technology expenses by migrating to cloud environments, and reducing spending on contractors and consultants. Spending decisions, both operating and capital expenses, are coming under increased scrutiny with a heightened focus on a demonstrated return on investment or lower total cost.

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

BUSINESS STRATEGY

Our objectives are three-fold. First, is to establish ourselves as the consulting company of choice to the global leaders in the communications, digital media, and technology industries, which includes the service providers, content creators, and technology companies that serve the industry and the financial services and investment banking firms that invest in the sector. In 2012 and continuing in the near term, we are placing greater emphasis on cultivating our top client relationships and these clients’ most strategic initiatives, with the goal of expanding market penetration and share with these clients. We also continue to investigate opportunities with other, smaller clients that offer a high probability of a return on our business development investment. Secondly, we are evaluating ways to best evolve our software platform and expand our solutions to the sector, and third we look to develop software partnerships as appropriate to leverage products that complement our software solutioning. The following are detailed strategies we have adopted to pursue our objectives.

- Develop and evolve offerings, solutions and thought leadership

We plan to continue expanding and evolving our end-to-end solutions. Expanding our consulting and technical solutions involves building the capabilities that support change elements in the adoption of IP and wireless technology, support of convergence of communications with media and content, with emphasis on wireless, and the migration of IT environments to cloud computing platforms. We plan to continue to extend our product and service offerings to the communications, digital media and technology industries. We believe wireline and wireless providers will be strategically focused on the following key initiatives: adding, bundling and converging service offerings (i.e., wireline, wireless, high-speed data and video); reduction of costs; reassessment of core competencies in order to leverage strengths and minimize weaknesses; migration to new technologies - next generation wireless and IP and driving efficiency in their business models while spending less on information technology in the near term, given the current economic environment. We also believe that our clients will expand service offerings through cloud IT environments and look to such environments to reduce operating costs. We have expanded our strategic and operating expertise surrounding the creation and operation of cloud infrastructure and services. Our solutions will assist clients in redefining their competitive position, launching new products and services and generating revenues through integrated offerings. Such offerings will also be focused on increasing clients' efficiencies in these transformations. We will also continue to strengthen our position with clients by leveraging our embedded software-based solutions, including Ascertain and Ascertain-based solutions, including through development of applications based on these solutions in such areas as mobile handset recapture and leasing. We will also evaluate expanding our offerings to include managed services, possibly with partners surrounding these initiatives.

- Recruit and retain high quality professionals

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

- Enhance our global presence

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

- Increase penetration within top revenue-generating clients

In response to the economic downturn, we adjusted our sales strategy to focus on increasing the number of engagements within our top revenue-generating clients and minimize new business related costs. The approach included volume pricing arrangements and was designed to give us both revenue visibility and add efficiency to the model so as to ensure optimum utilization of our consultant base. In fiscal year 2012, 82% of our revenues came from our ten most significant customers, down from 84% in fiscal year 2011.

- Strengthen alliances and partnerships to expand our reach and offerings

The firm has a history of effective partnerships with large software and managed services firms. We intend to seek to enhance our position with select partners that best complement our business as we pursue our strategic objectives.

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

- Program Management

We have a track record of success in the management, execution and delivery of quality consulting services in a cross-functional program management environment. We provide independent, impartial, centralized management and governance of a complex series of inter-related projects using a small group of experienced and dedicated resources. Our approach enables an organization to deliver projects faster, with higher quality, at less cost and within estimates, to meet - and often - exceed expectations. Our project management office, or PMO, engagements are supported by a superb track record, proven tool sets and methodologies, a focus on ‘what works' and a keen understanding of both the financial imperatives of the business and the drivers of customer satisfaction.

- Business and Operations Process Redesign and Reengineering

We provide clients with efficient, integrated business and operational processes, supporting technology systems and web-centric interfaces across all business support systems and operating support systems, or BSS/OSS, applications. Our BSS/OSS approach is holistic, assessing each system and process from the point of customer acquisition to provisioning, billing, collections and accounts receivable management with a focus on operational efficiency and optimizing cash flow. We assist companies in taking a proactive approach to reviewing existing business and operating models. By properly addressing gaps in their process, they have the potential to recover millions of dollars annually.

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

- Technical Consultancy & Software Solutions

We provide technical consultancy and software solutions specialized for the communications industry. We have vast experience working with and implementing numerous communications software products. Our expertise includes requirements definition and capture, data analysis, selecting and implementing mediation, provisioning, customer and inter-operator billing products, integration systems to provide resilient automated processes, migrating end-customer products, customers and networks, and planning, managing and executing end-to-end systems and software testing.

We have developed a proprietary software platform, Ascertain, which allows us to rapidly create new software products, one-off tools and complete custom solutions to support customer goals and mitigate risks in their business. Available in an on-premise or cloud-based model, the Ascertain platform has been used as the foundation for our assurance solutions business, our SmartXchange mobile device recapture service, as well as numerous custom client solutions.

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

RISKS RELATED TO CURRENT ECONOMIC CONDITIONS AND TECHNOLOGY

We are subject to a number of risks relating to general economic and industry conditions, developments in technology and regulatory changes.

The economic outlook, as always, is subject to change. The sector in which we operate is currently going through significant consolidation. Consolidation within the sector tends to result in increased consolidation of competitors. The supply chain divisions within larger clients, given sector consolidation, also tend to reduce the number of vendors utilized and to negotiate volume programs with select preferred vendors. This activity could result in further price reductions, fewer client projects, under-utilization of consultants, reduced operating margins and loss of market share.

In addition, the European markets continue to be weak and regulatory environments are evaluating new policies to support significant growth in wireless and broadband services. In addition, the rate of change brought about by new technology within the communications and media sector and related impact on our clients' business models may cause our clients to cancel or delay consulting initiatives. Our efforts to down-size, when necessary, in a manner intended to mirror a downturn in economic conditions, could encounter delays and be costly. In addition, global economic change could add to volatility in foreign exchange rates, result in further reduced demand for our services, cause continued pricing pressure and possible project cancellations or delays, and possibly reduce revenues and operating margins as a result of price reduction pressures for our services.

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

During fiscal year 2012, we utilized approximately 375 consultants, representing a combination of employee client service personnel and independent contracting firms. Of these, 326 were employee consultants and approximately 49 were working on engagements for us primarily through independent subcontracting firms. In addition to the consultants, we have an administrative staff of approximately 41 employees in the accounting and finance, marketing, recruiting, information technology, human resources, legal and administrative areas. As of December 29, 2012, we had 298 total employees, of which 212 were full-time.

BUSINESS SEGMENTS

We identify our segments based on the way management organizes the business to assess performance and make operating decisions regarding the allocation of resources. In accordance with FASB ASC 280 "Segment Reporting," we have concluded that we have two reportable segments: the North America segment and the EMEA segment. The North America segment is comprised of three operating segments (Strategy, North America Cable and Broadband, and North America Telecom), which are aggregated into one reportable segment based on the similarity of their economic characteristics. The EMEA segment is a single reportable, operating segment that encompasses the Company's operational, technology and software consulting services outside of North America. Both reportable segments offer management consulting, custom developed software, and technical services.

For a discussion of operating results by segment, please see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 4, Business Segments, Major Customers and Significant Group Concentrations of Credit Risk, in the Notes to the Consolidated Financial Statements included in Item 8 “Consolidated Financial Statements” of this report.

MAJOR CUSTOMERS

Since our inception, we have provided services to over a thousand domestic and international customers, primarily communication service providers and large technology and applications firms serving the communications industry and financial firms that invest in the sector. In recent years, we have added to our base of customers with cable, media and entertainment clients looking to leverage communications infrastructure to deliver offerings to the market. We depend on a small number of key customers for a significant portion of revenues. For fiscal year 2012, three customers accounted for 27%, 13% and 11%, respectively, of our revenues. No other single customer accounted for 10% or more of our revenues. Also during fiscal year 2012, our top ten customers accounted for approximately 82% of total revenues. We generally provide discounted pricing for large projects on fixed commitments with long-term customers. Because our clients typically engage services on a project basis, their needs for services vary substantially from period to period.

We continue to concentrate on large wireline, wireless, and cable MSOs headquartered principally in North America, the United Kingdom and Western Europe, as well as media and entertainment clients. We seek to offer broad and diversified services to these customers. We anticipate that operating results will continue to depend on the volume of services provided to a relatively small number of customers.

FOREIGN MARKETS

A substantial portion of our business is conducted in foreign markets and a substantial portion of our revenues and costs are derived from our international business. Our international revenues in the fiscal year ended December 29, 2012 represented 30.6% of our total revenues, up from 27.3% in the same period of 2011. Our international operations expose us to a number of business and economic risks, including unfavorable foreign currency exchange rates or fluctuations; our ability to protect our intellectual property; the impact of foreign laws, regulations and trade customs; U.S. and foreign taxation issues; potential limits on our ability to repatriate foreign profits; and general political and economic trends, including the potential impact of terrorist attacks or international hostilities. If we are unable to achieve anticipated levels of revenues from or efficiently manage our international operations, our overall revenues and profitability may decline.

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

ITEM 1A.           RISK FACTORS

Not applicable.

ITEM 1B.           UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.             PROPERTIES

Our principal executive offices are located in a 10,400 square foot facility in Overland Park, Kansas. This facility houses the executive, corporate and administrative offices and is under a lease which expires in August 2018. In addition to the executive offices, we also lease the following facilities which are primarily utilized by management and consulting personnel.

Location	Sq. Feet	Lease Expiration
McLean, Virginia	4,881	July 2019
Boston, Massachusetts	11,763	April 2016
Somerset, New Jersey	2,910	February 2014
London, England	11,825	November 2015

We have two separate sublease agreements with two unrelated third parties on a combined total of 3,885 square feet of office space in the London Gate Street property through October 2015.

ITEM 3.             LEGAL PROCEEDINGS

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

Our Common Stock is quoted on the NASDAQ Stock Market under the symbol TMNG. The high and low price per share for the Common Stock for the fiscal years ending December 29, 2012 and December 31, 2011 by quarter were as follows:

	High	Low
First quarter, fiscal year 2012	$3.07	$1.49
Second quarter, fiscal year 2012	$2.88	$1.96
Third quarter, fiscal year 2012	$2.45	$1.91
Fourth quarter, fiscal year 2012	$2.40	$2.12

	High	Low
First quarter, fiscal year 2011	$2.61	$2.20
Second quarter, fiscal year 2011	$2.88	$2.14
Third quarter, fiscal year 2011	$2.65	$1.96
Fourth quarter, fiscal year 2011	$2.15	$1.42

The above information reflects inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

As of March 22, 2013, there were approximately 74 holders of record of our Common Stock.

Holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available. To date, we have not paid any cash dividends on our Common Stock and do not expect to declare or pay any cash or other dividends in the foreseeable future.

During the year ended December 29, 2012, we did not sell any unregistered equity securities. We did not repurchase any shares of Common Stock during the fourth quarter of fiscal 2012.

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

We report our financial data on a 52/53-week fiscal year for reporting purposes. Fiscal years 2012 and 2011 were both composed of 52 weeks. For further discussion of our fiscal year end see Item 8, "Consolidated Financial Statements," Note 1 of the Notes to the Consolidated Financial Statements, "Organization and Summary of Significant Accounting Policies," contained herein.

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

Revenues are driven by the ability of our team to secure new project contracts and deliver those projects in a way that adds value to our clients in terms of return on investment or assisting clients to address a need or implement change. For fiscal 2012, revenues decreased 16.0% to $53.0 million from $63.1 million for fiscal 2011, with most of the decline occurring in our North America segment, driven primarily by the completion of a few significant Tier 1 client engagements, a decrease in software licensing revenues and a general reduction in overall project volumes. Our international revenues were approximately 30.6% of total revenues during fiscal 2012 as compared to 27.3% for fiscal 2011. Our revenues are denominated in multiple currencies and may be impacted by currency rate fluctuations.

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

Our gross margin was 37.8% for fiscal 2012 compared with 37.0% for fiscal 2011. In general, the most significant items that impact our margins include the mix of project types, utilization of personnel and competitive pricing decisions, including volume discounts. The increase in gross margin is due primarily to reduced delivery costs through the realignment of the cost structure and improved utilization.

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

Selling, general and administrative expenses for fiscal 2012 decreased 21.8% to $21.2 million from $27.1 million for fiscal 2011. Selling, general and administrative expenses also decreased as a percentage of revenues to 39.9% in fiscal 2012 from 42.9% in fiscal 2011. The reduction in selling, general and administrative expenses is due to proactive measures taken by us to lower salary and other personnel related costs and reduce travel and entertainment expenditures during the period to better align our cost structure with our customer base and core revenue generating activities. We continue to evaluate selling, general and administrative expenses to maintain an appropriate cost structure relative to revenue levels.

There was no intangible asset amortization included in operating expenses during fiscal 2012 compared to $0.5 million during fiscal 2011. The decrease in amortization expense was due to the completion of amortization of all intangibles recorded in connection with our acquisitions of Cartesian Ltd and RVA Consulting LLC (“RVA”).

We recorded net losses of $1.2 million and $4.4 million for fiscal years 2012 and 2011, respectively. The decrease in the net loss is due to the factors described above. The rate of change in the communications industry, driving convergence of media and telecommunications, consolidation of providers and expanded deployment of wireless capabilities have added both opportunity and uncertainty for our clients. Consolidation within the sector tends to result in increased consolidation of competitors. The supply chain divisions within larger clients, given sector consolidation, also tend to reduce the number of vendors utilized and to negotiate volume programs with select preferred vendors. This activity could result in further price reductions, fewer client projects, under-utilization of consultants, reduced operating margins and loss of market share. Declines in our revenues can have a significant impact on our financial results. Although we have a flexible cost base comprised primarily of employee and related costs, there is a lag in time required to scale the business appropriately if revenues are reduced. In addition, our future revenues and operating results may fluctuate from quarter to quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, consultant utilization rates, general economic conditions and other factors.

Cash and cash equivalents decreased by $1.1 million during fiscal 2012 primarily due to operating activities, including negative cash flow from the results of operations (after adding back non-cash items to our net loss and before changes in working capital) of $0.3 million and negative changes in working capital of $0.6 million. The changes in working capital during fiscal 2012 were primarily due to an increase in accounts receivable. During fiscal 2011, cash and cash equivalents increased by $6.5 million primarily as a result of our sale of $5.9 million of long-term investments in auction rate securities. Cash flows provided by operating activities were $1.3 million during fiscal year 2011, including negative cash flow from the results of operations (after adding back non-cash items to our net loss and before changes in working capital) of $2.5 million offset by positive changes in working capital of $3.8 million. The changes in working capital during fiscal 2011 were primarily the result of a decrease in accounts receivable. At December 29, 2012, we had working capital of approximately $18.2 million. Working capital decreased by $0.6 million from December 31, 2011 primarily due to operating losses.

CRITICAL ACCOUNTING POLICIES

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

Impairment of Goodwill and Long-lived Assets - As of December 29, 2012, we had $8.2 million in goodwill, which is subject to periodic review for impairment. FASB ASC 350 " Intangibles-Goodwill and Other " requires an evaluation of indefinite-lived intangible assets and goodwill annually and whenever events or circumstances indicate that such assets may be impaired. The evaluation is conducted at the reporting unit level and compares the calculated fair value of the reporting unit to its book value to determine whether impairment has been deemed to occur. As of December 29, 2012, we have approximately $4.0 million and $4.2 million in goodwill allocated to the North America Telecom and EMEA reporting units, respectively. Any impairment charge would be based on the most recent estimates of the recoverability of the recorded goodwill. If the remaining book value assigned to goodwill in an acquisition is higher than the estimated fair value of the reporting unit, there is a requirement to write down these assets.

Fair value of our reporting units is determined using a combination of the income approach and the market approach. The income approach uses a reporting unit's projection of estimated cash flows discounted using a weighted-average cost of capital analysis that reflects current market conditions. We also consider the market approach to valuing our reporting units utilizing revenue and EBITDA multiples. We compare the results of our overall enterprise valuation as determined by the combination of the two approaches to our market capitalization. Based on the results of the annual step one impairment test, management concluded that there was no impairment of goodwill during fiscal years 2012 and 2011. As of the date of the annual impairment test for fiscal year 2012, the fair values of our North America Telecom and EMEA reporting units exceeded their carrying value by 95% and 32%, respectively.

The following describes the significant management judgments related to these approaches and includes a sensitivity analysis with respect to those judgments (provided that a sensitivity analysis is not included for the North America Telecom reporting unit due to the magnitude of the relative amount of fair value over carrying value):

•	Anticipated future cash flows and terminal value for each reporting unit - The income approach to determining fair value relies on the timing and estimates of future cash flows, including an estimate of terminal value. The projections use management's estimates of economic and market conditions over the projected period including growth rates in revenues and estimates of expected changes in operating margins. Our projections of future cash flows are subject to change as actual results are achieved that differ from those anticipated. Because management frequently updates its projections, we would expect to identify on a timely basis any significant differences between actual results and recent estimates. A 10% decrease in estimated future cash flows used by us in our analysis would reduce the fair value of the EMEA reporting unit by approximately 5%.

•	Selection of an appropriate discount rate - The income approach requires the selection of an appropriate discount rate, which is based on a weighted average cost of capital analysis. The discount rate is affected by changes in short-term interest rates and long-term yield as well as variances in the typical capital structure of marketplace participants. The discount rate is determined based on assumptions that would be used by marketplace participants, and for that reason, the capital structure of selected marketplace participants was used in the weighted average cost of capital analysis. Given the current volatile economic conditions, it is possible that the discount rate will fluctuate in the near term. A 1% increase in the discount rate would reduce the fair value of the EMEA reporting unit by approximately 3%.

•	Selection of an appropriate multiple - The market approach requires the selection of an appropriate multiple to apply to revenues or EBITDA based on comparable guideline company or transaction multiples. It is often difficult to identify companies or transactions with a similar profile in regards to revenue, geographic operations, risk profile and other factors. Given the current volatile economic conditions, it is possible that multiples of guideline companies will fluctuate in the near term. A decrease of 10% of the revenue and EBITDA multiples applied in our analysis would reduce the fair value of the EMEA reporting unit by approximately 5%.

In accordance with FASB ASC 360, "Property, Plant and Equipment," we use our best estimates based upon reasonable and supportable assumptions and projections to review for impairment of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of our assets might not be recoverable.

Revenue Recognition - We recognize revenues from time and materials consulting contracts in the period in which our services are performed. We recognized $19.5 million and $29.1 million in revenues from time and materials contracts during fiscal years 2012 and 2011, respectively. In addition to time and materials contracts, our other types of contracts include fixed fee contracts. We recognize revenues on milestone or deliverables-based fixed fee contracts and time and materials contracts not to exceed contract price using the percentage of completion-like method described by FASB ASC 605-35, "Revenue Recognition - Construction-Type and Production-Type Contracts". For fixed fee contracts where services are not based on providing deliverables or achieving milestones, we recognize revenues on a straight-line basis over the period during which such services are expected to be performed. During the fiscal years 2012 and 2011, we recognized $33.5 million and $34.0 million, respectively, in revenues on fixed fee contracts. In connection with some fixed fee contracts, we receive payments from customers that exceed recognized revenues. We record the excess of receipts from customers over recognized revenue as deferred revenue. Deferred revenue is classified as a current liability to the extent it is expected to be earned within twelve months from the date of the balance sheet.

We also develop, install and support customer software in addition to our traditional consulting services. We recognize revenues in connection with our software sales agreements under FASB ASC 985-605, utilizing the percentage of completion-like method described in FASB ASC 605-35. These agreements include software right-to-use licenses ("RTU's") and related customization and implementation services. Due to the long-term nature of software implementation and the extensive software customization based on normal customer specific requirements, both the RTU’s and implementation services are treated as a single element for revenue recognition purposes.

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

In addition to the professional services related to the customization and implementation of software, we also provide post-contract support ("PCS") services, including technical support and maintenance services. For those contracts that include PCS service arrangements which are not essential to the functionality of the software solution, we separate the FASB ASC 605-35 software services and PCS services utilizing the multiple-element arrangement model prescribed by FASB ASC 605-25, "Revenue Recognition - Multiple-Element Arrangements". FASB ASC 605-25 addresses the accounting treatment for an arrangement to provide the delivery or performance of multiple products and/or services where the delivery of a product or system or performance of services may occur at different points in time or over different periods of time. We utilize FASB ASC 605-25 to separate the PCS service elements and allocate total contract consideration to the contract elements based on the relative fair value of those elements utilizing PCS renewal terms as evidence of fair value. Revenues from PCS services are recognized ratably on a straight-line basis over the term of the support and maintenance agreement.

Accounting for Income Taxes - Accounting for income taxes requires significant estimates and judgments on the part of management. Such estimates and judgments include, but are not limited to, the effective tax rate anticipated to apply to tax differences that are expected to reverse in the future, the sufficiency of taxable income in future periods to realize the benefits of net deferred tax assets and net operating losses currently recorded and the likelihood that tax positions taken in tax returns will be sustained on audit. We account for income taxes in accordance with FASB ASC 740 "Income Taxes." As required by FASB ASC 740, we record deferred tax assets or liabilities based on differences between financial reporting and tax basis of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. FASB ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of December 29, 2012, cumulative valuation allowances in the amount of $32.2 million were recorded in connection with the net deferred income tax assets. As required by FASB ASC 740, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the guidance. Pursuant to FASB ASC 740, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As of December 29, 2012, we have no recorded liability for unrecognized tax benefits.

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

Research and Development and Software Development Costs - Software development costs are accounted for in accordance with FASB ASC 985-20, " Software - Costs of Software to Be Sold, Leased, or Marketed ." Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, the date technological feasibility is reached, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. We capitalize development costs incurred during the period between the establishment of technological feasibility and the release of the final product to customers if such costs are material. During fiscal years 2012 and 2011, $499,000 and $569,000, respectively, of these costs were expensed as incurred. No software development costs were capitalized during either fiscal year 2012 or 2011.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which revises the manner in which entities present comprehensive income in their financial statements by removing the existing options available for the presentation of comprehensive income but rather requiring comprehensive income to be reported in either a single continuous statement of comprehensive income or in a two statement presentation format that would highlight the components of income as the first statement and then a separate but yet consecutive statement presenting the components and totals of comprehensive income. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05, which indefinitely defers the effective date of certain provisions under ASU 2011-05, Presentation of Comprehensive Income. The amendments in ASU 2011-12 defer the requirement under ASU 2011-05 to present reclassification adjustments by component in both the statement where net income is presented and the statement where other comprehensive income is presented. This deferral was prompted by constituents’ concerns that the presentation requirements would be costly to implement and could add unnecessary complexity to financial statements. All other requirements in ASU 2011-05 remain effective for fiscal years, and for interim periods within those years, beginning after December 15, 2011. The Company presents comprehensive income in a single continuous statement in accordance with this standard.

RESULTS OF OPERATIONS

FISCAL 2012 COMPARED TO FISCAL 2011

REVENUES

Revenues decreased $10.1 million, or 16.0%, to $53.0 million for fiscal year 2012 from $63.1 million for fiscal year 2011. The reduction in revenues was primarily related to our North America segment, which had lower project volumes in the current fifty-two week period, primarily as a result of the completion of a few significant Tier 1 carrier and cable MSO engagements which generated $9.4 million of revenues in fiscal year 2011, along with a $0.8 million decrease in software licensing revenues.

North America Segment - North America segment revenues decreased $9.5 million or 20.0%, to $38.3 million for fiscal year 2012 from $47.8 million for fiscal year 2011. During fiscal years 2012, this segment provided services on 165 customer projects, compared to 169 projects performed in fiscal year 2011. Average revenue per project was $232,000 and $283,000 for fiscal years ended December 29, 2012 and December 31, 2011, respectively. Revenues recognized in connection with fixed price engagements totaled $24.2 million and $26.3 million, representing 63.2% and 55.1% of total revenues of the segment, for the fiscal years ended December 29, 2012 and December 31, 2011, respectively. There were no revenues from software licensing during fiscal 2012 while revenues from software licensing and related implementation fees were $753,000 during fiscal 2011.

EMEA Segment - Revenues of $14.7 million and $15.3 million were generated for fiscal years 2012 and 2011, respectively. All revenues were generated internationally. During fiscal year 2012 and 2011, this segment provided services on 157 and 142 customer projects, respectively. Average software and services revenue per project was approximately $75,000 and $88,000 for fiscal years 2012 and 2011, respectively. Revenues from post-contract support services were approximately $2.9 million and $2.8 million for fiscal years 2012 and 2011, respectively. Software licensing revenues were immaterial in fiscal 2012 and 2011.

COST OF SERVICES

Cost of services decreased 17.1% to $33.0 million for fiscal year 2012 compared to $39.8 million for fiscal year 2011. Our gross margin was 37.8% for fiscal year 2012, compared to 37.0% for fiscal year 2011. Cost of services during fiscal year 2012 were $23.4 million and $9.6 million in our North America and EMEA segments, respectively. Cost of services during fiscal year 2011 were $28.7 million and $11.1 million in our North America and EMEA segments, respectively. Our North America segment gross margin was 39.0% for fiscal year 2012 compared to 40.1% for fiscal year 2011. The decrease in gross margin in 2012 as compared to the same period of 2011 in our North America segment is primarily due to the completion of a few significant Tier 1 carrier and cable MSO engagements in 2011 and a decrease in software licensing revenues. Our EMEA segment gross margin was 34.8% for fiscal year 2012 compared to 27.3% for fiscal year 2011. The gross margin increase in the EMEA segment is primarily related to reduced delivery costs through the realignment of the cost structure and improved utilization.

OPERATING EXPENSES

Operating expenses decreased 23.3% to $21.2 million for fiscal year 2012, from $27.6 million for fiscal year 2011. Selling, general and administrative expenses decreased 21.8% to $21.2 million for fiscal year 2012, compared to $27.1 million for fiscal year 2011. The decrease in selling, general and administrative expenses in fiscal 2012 is primarily due to proactive measures taken by management to lower salary and other personnel related costs and to reduce travel and entertainment expenditures. There was no intangible asset amortization during the fiscal year ended December 29, 2012 as compared with $496,000 for the fiscal year ended December 31, 2011. This decrease is due to the completion in fiscal year 2011 of amortization of all intangibles recorded in connection with acquisitions.

OTHER INCOME AND EXPENSES

Interest income was $6,000 and $63,000 for the fiscal years ended December 29, 2012 and December 31, 2011, respectively, and represented interest earned on invested balances. Interest income for fiscal year 2012 decreased from fiscal year 2011 due primarily to reductions in invested balances, including balances invested in auction rate securities during fiscal 2011. As of December 29, 2012, our holdings consist primarily of money market funds. For the fiscal year ended December 31, 2011, other income (expense) also included $312,000 of realized losses on the sale of auction rate securities.

INCOME TAXES

We recorded an income tax provision of $106,000 for fiscal year 2012 and an income benefit of $79,000 for fiscal year 2011. The income tax provision for fiscal year 2012 is related to deferred taxes recognized on intangibles amortized for income tax purposes but not for financial reporting purposes. The income tax benefit for fiscal year 2011 is primarily related to the release of reserves related to uncertain income tax positions due to the expiration of statutes of limitations, partially offset by deferred taxes recognized on intangibles amortized for income tax purposes but not for financial reporting purposes. For both fiscal years, we recorded no income tax benefit related to our domestic and international pre-tax losses in accordance with the provisions of FASB ASC 740, " Income Taxes", which requires an estimation of our ability to use recorded deferred income tax assets. We currently have recorded a valuation allowance against all domestic and international deferred income tax assets generated due to uncertainty about their ultimate realization due to our history of operating losses. If we continue to report net operating losses for financial reporting in either our domestic or international operations, no additional tax benefit would be recognized for those losses, since we will not have accumulated enough positive evidence to support our ability to utilize the net operating loss carryforwards in the future.

NET LOSS

We had a net loss of $1.2 million for fiscal year 2012, compared to a net loss of $4.4 million for fiscal year 2011. This decrease in net loss is primarily attributable to improvement in operating efficiency and a decrease in selling, general and administrative expenses.

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

RECONCILIATION OF GAAP NET LOSS TO NON-GAAP ADJUSTED NET LOSS

(unaudited)

(in thousands, except per share data)

	Fifty-Two Weeks Ended December 29, 2012	Fifty-Two Weeks Ended December 31, 2011

Reconciliation of GAAP net loss to non-GAAP adjusted net loss:
GAAP net loss	$(1,187)	$(4,416)

Realized loss on auction rate securities	-	312
Depreciation and amortization	767	1,358
Non-cash share based compensation expense	21	108
Tax effect of applicable non-GAAP adjustments (1)	106	120
Adjustments to GAAP net loss	894	1,898

Non-GAAP adjusted net loss	$(293)	$(2,518)

Reconciliation of GAAP net loss per diluted common share to non-GAAP adjusted net loss per diluted common share:
GAAP net loss per diluted common share	$(0.17)	$(0.62)

Realized loss on auction rate securities	-	0.04
Depreciation and amortization	0.11	0.19
Non-cash share based compensation expense	0.00	0.01
Tax effect of applicable non-GAAP adjustments (1)	0.02	0.02
Adjustments to GAAP net loss per diluted common share	0.13	0.26

Non-GAAP adjusted net loss per diluted common share	$(0.04)	$(0.36)

Weighted average shares used in calculation of net loss per diluted common share	7,103	7,082

(1)	The Company calculated the tax effect of non-GAAP adjustments by applying an applicable estimated jurisdictional tax rate to each specific non-GAAP item after consideration of the Company’s valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $0.9 million for fiscal year 2012 while net cash provided by operating activities was $1.3 million for fiscal year 2011. Cash flows used in the results of operations (after adding back non-cash items to our net loss and before changes in working capital) were $0.3 million and $2.5 million for fiscal years 2012 and 2011, respectively. During fiscal 2012, changes to net working capital reduced cash from operating activities by $0.6 million, while changes to net working capital resulted in an increase in cash from operating activities of $3.8 million during fiscal 2011. In both periods, changes in net working capital were primarily due to changes in accounts receivable.

Net cash used in investing activities was $0.3 million for fiscal year 2012 while net cash provided by investing activities was $5.2 million for fiscal year 2011. The net cash used in investing activities during fiscal year 2012 related exclusively to the purchase of office equipment, software and computer equipment. Investing activities during 2011 included proceeds of $5.9 million from sales of marketable securities offset partially by $0.7 million related to the purchase of office equipment, software and computer equipment.

Net cash provided by (used in) financing activities was $42,000 and $(29,000) for fiscal years 2012 and 2011, respectively. The net cash provided by financing activities during fiscal year 2012 related exclusively to proceeds received for stock purchases made under the Employee Stock Purchase Plan. Financing activities during 2011 included $2.6 million in proceeds from line of credit borrowings, $2.6 million in repayments on lines of credit, payments on long-term obligations of $61,000, and proceeds of $32,000 received for stock purchases made under the Employee Stock Purchase Plan.

At December 29, 2012, we had approximately $12.2 million in cash and cash equivalents and $18.2 million in net working capital. At December 29, 2012, $1.9 million of our cash and cash equivalents were denominated in British pounds sterling, which we would be able to repatriate, if needed, without any negative U.S. income tax consequences. We believe we have sufficient cash and cash equivalents to meet anticipated cash requirements, including anticipated capital expenditures for at least the next 12 months. Furthermore, based on an analysis of our investments classified as cash equivalents, we do not believe that we have any material risk related to the liquidity or valuation of these investments, nor do we believe that we have any counterparty credit risk related to these investments. Should our cash and cash equivalents prove insufficient, we may need to obtain new debt or equity financing to support our operations or complete acquisitions. In recent years, credit and capital markets have experienced unusual volatility and disruption. If we need to obtain new debt or equity financing to support our operations or complete acquisitions in the future, we may be unable to obtain debt or equity financing on reasonable terms. We have established a flexible model that provides a lower fixed cost structure than most consulting firms, enabling us to scale operating cost structures more quickly based on market conditions, although there is a lag in time required to scale the business appropriately if revenues are reduced. Our strong balance sheet has enabled us to make acquisitions and related investments in intellectual property and businesses we believe are enabling us to capitalize on the current transformation of the industry; however, if demand for our consulting services is reduced and we experience negative cash flow, we could experience liquidity challenges at some point in the future.

FINANCIAL COMMITMENTS

During 2012, the Company satisfied its remaining obligation of $21,000 under a software purchase commitment entered into during fiscal year 2009. During fiscal year 2012, the Company renewed the agreement and has a commitment to purchase a minimum of $285,000 in computer software over a three year period ending in the first quarter of fiscal year 2015. As of December 29, 2012, the Company has an obligation of $214,000 remaining under this commitment.

During fiscal year 2010, the Company entered into an agreement to purchase telecommunications equipment in the amount of $99,000 over a three year period. As of December 29, 2012, the Company had an obligation of $33,000 remaining under this commitment. In addition, the Company has lease commitments as of December 29, 2012 as described in Note 7, Lease Commitments, in the Notes to the Consolidated Financial Statements included in Item 8 “Consolidated Financial Statements” of this report.

ITEM 7A.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The Management Network Group, Inc.

Overland Park, Kansas

We have audited the accompanying consolidated balance sheets of The Management Network Group, Inc. and subsidiaries (the "Company") as of December 29, 2012 and December 31, 2011, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the 52-week periods ended December 29, 2012 and December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 29, 2012 and December 31, 2011 and the results of its operations and its cash flows for the 52-week periods ended December 29, 2012 and December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri

March 29, 2013

THE MANAGEMENT NETWORK GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 29, 2012	December 31, 2011
	(In thousands, except share data)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,177	$13,250
Receivables:
Accounts receivable — billed & unbilled	12,975	11,644
Less: Allowance for doubtful accounts	(213)	(216)
Net receivables	12,762	11,428
Prepaid and other current assets	658	755
Total current assets	25,597	25,433
NONCURRENT ASSETS:
Property and equipment, net	1,355	1,653
Goodwill	8,160	7,995
Other noncurrent assets	204	206
Total Assets	$35,316	$35,287

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$975	$908
Accrued payroll, bonuses and related expenses	4,003	4,147
Deferred revenue	605	287
Other accrued liabilities	1,809	1,297
Total current liabilities	7,392	6,639
NONCURRENT LIABILITIES:
Deferred income tax liabilities	472	366
Other noncurrent liabilities	441	461
Total noncurrent liabilities	913	827

Commitments and contingencies (Note 9)
STOCKHOLDERS' EQUITY:
Common stock:
Voting — $.005 par value, 20,000,000 shares authorized; 7,667,708 (including 440,000 treasury shares) and 7,533,872 (including 440,000 treasury shares) shares issued as of December 29, 2012 and December 31, 2011, respectively; 7,227,708 and 7,093,872 shares outstanding as of December 29, 2012 and December 31, 2011, respectively	38	38
Preferred stock — $.001 par value, 10,000,000 shares authorized; no shares issued or outstanding
Additional paid-in capital	177,278	177,215
Accumulated deficit	(142,744)	(141,557)
Treasury stock, at cost	(3,545)	(3,545)
Accumulated other comprehensive income —
Foreign currency translation adjustment	(4,016)	(4,330)
Total stockholders' equity	27,011	27,821
Total Liabilities and Stockholders' Equity	$35,316	$35,287

See notes to consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Fifty-Two Weeks Ended December 29, 2012	Fifty-Two Weeks Ended December 31, 2011
	(In thousands, except per share data)

Revenues	$53,009	$63,088
Cost of services	32,951	39,756
Gross Profit	20,058	23,332
Operating Expenses:
Selling, general and administrative	21,155	27,067
Intangible asset amortization	-	496
Total operating expenses	21,155	27,563
Loss from operations	(1,097)	(4,231)
Interest income	6	63
Interest expense	-	(15)
Other income (loss), net	10	(312)
Total other income (expense)	16	(264)
Loss before income taxes	(1,081)	(4,495)
Income tax (provision) benefit	(106)	79
Net loss	(1,187)	(4,416)

Other comprehensive loss:
Foreign currency translation adjustment	314	56
Unrealized gain on marketable securities	-	324
Comprehensive loss	$(873)	$(4,036)
Net loss per common share
Basic and diluted	$(0.17)	$(0.62)

Weighted average shares used in calculation of net loss per share:
Basic and diluted	7,103	7,082

See notes to consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	December 29, 2012	December 31, 2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,187)	$(4,416)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	767	1,358
Share-based compensation	21	108
Deferred tax expense	106	120
Realized loss on marketable securities	-	312
Other	10	-
Other changes in operating assets and liabilities:
Accounts receivable, net	(1,154)	5,174
Prepaid and other assets	112	420
Trade accounts payable	50	(77)
Income tax liabilities	-	(183)
Deferred revenue	360	(577)
Accrued liabilities	17	(968)
Net cash (used in) provided by operating activities	(898)	1,271

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities/sales of marketable securities	-	5,938
Acquisition of property and equipment	(289)	(708)
Net cash (used in) provided by investing activities	(289)	5,230

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit	-	2,625
Payments on line of credit	-	(2,625)
Payments made on unfavorable and other contractual obligations	-	(61)
Issuance of common stock through employee stock purchase plan	42	32
Net cash provided by (used in) financing activities	42	(29)

Effect of exchange rate on cash and cash equivalents	72	(8)

Net (decrease) increase in cash and cash equivalents	(1,073)	6,464
Cash and cash equivalents, beginning of period	13,250	6,786

Cash and cash equivalents, end of period	$12,177	$13,250

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$-	$15

Net cash refunded during period for income taxes	$-	$(16)

Accrued property and equipment additions	$260	$100

See notes to consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock $.005 Par Voting		Additional Paid In	Accumulated	Treasury	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Stock	Income	Total
	(In thousands, except share data)
Balance, January 1, 2011	7,513,330	$38	$177,075	$(137,141)	$(3,545)	$(4,710)	$31,717
Shares issued for employee stock purchase plan	20,042		32				32
Stock option exercise	500						-
Share-based compensation			108				108
Other comprehensive income — Foreign currency translation adjustment						56	56
Other comprehensive income — Loss on marketable securities						324	324
Net loss				(4,416)			(4,416)

Balance, December 31, 2011	7,533,872	$38	$177,215	$(141,557)	$(3,545)	$(4,330)	$27,821

Shares issued for employee stock purchase plan	23,836		42				42
Non-vested stock grants	110,000						-
Share-based compensation			21				21
Other comprehensive income — Foreign currency translation adjustment						314	314
Net loss				(1,187)			(1,187)

Balance, December 29, 2012	7,667,708	$38	$177,278	$(142,744)	$(3,545)	$(4,016)	$27,011

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

Principles of Consolidation - The consolidated financial statements include the accounts of TMNG and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Name of Subsidiary	Date Formed/Acquired
TMNG Europe Ltd. ("TMNG Europe")	March 19, 1997
The Management Network Group Canada Ltd.	May 14, 1998
TMNG.com, Inc.	June 18, 1999
TMNG Marketing, LLC	September 5, 2000
TMNG Technologies, Inc.	August 27, 2001
Cambridge Strategic Management Group, Inc. ("CSMG")	March 6, 2002
Cambridge Adventis Ltd.	March 17, 2006
Cartesian Ltd. ("Cartesian")	January 2, 2007
RVA Consulting, LLC ("RVA")	August 3, 2007
TWG Consulting, Inc.	October 5, 2007

Fiscal Year - The Company reports its operating results on a 52/53-week fiscal year basis. The fiscal year end is determined as the Saturday ending nearest December 31. The fiscal years ended December 29, 2012 and December 31, 2011 each include 52 weeks of operating results and consists of four equal 13-week quarters. The fiscal years ended December 29, 2012 and December 31, 2011 are referred to herein as fiscal years 2012 and 2011, respectively.

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

Revenue Recognition - The Company recognizes revenue from time and materials consulting contracts in the period in which its services are performed. In addition to time and materials contracts, the Company also has fixed fee contracts. The Company recognizes revenues on milestone or deliverables-based fixed fee contracts and time and materials contracts not to exceed contract price using the percentage of completion-like method described by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 605-35, " Revenue Recognition - Construction-Type and Production-Type Contracts. " For fixed fee contracts where services are not based on providing deliverables or achieving milestones, the Company recognizes revenue on a straight-line basis over the period during which such services are expected to be performed. In connection with some fixed fee contracts, the Company may receive payments from customers that exceed revenues recognized related to the contracts up to that point in time. The Company records the excess of receipts from customers over recognized revenue as deferred revenue. Deferred revenue is classified as a current liability to the extent it is expected to be earned within twelve months from the date of the balance sheet.

The Company develops, installs and supports customer software in addition to the provision of traditional consulting services. The Company recognizes revenue in connection with its software sales agreements under ASC 985-605, utilizing the percentage of completion method prescribed by ASC 605- 35. These agreements include software right-to-use licenses ("RTU's") and related customization and implementation services. Due to the long-term nature of the software implementation and the extensive software customization based on normal customer specific requirements, both the RTU’s and implementation services are treated as a single element for revenue recognition purposes.

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

In addition to the professional services related to the customization and implementation of its software, the Company may also provide post-contract support ("PCS") services, including technical support and maintenance services as well as other professional services not essential to the functionality of the software. For those contracts that include PCS service arrangements which are not essential to the functionality of the software solution, the Company separates the FASB ASC 605-35 software services and PCS services utilizing the multiple-element arrangement model prescribed by FASB ASC 605-25, "Revenue Recognition - Multiple-Element Arrangements ". FASB ASC 605-25 addresses the accounting treatment for an arrangement to provide the delivery or performance of multiple products and/or services where the delivery of a product or system or performance of services may occur at different points in time or over different periods of time. The Company utilizes FASB ASC 605-25 to separate the PCS service elements and allocate total contract consideration to the contract elements based on the relative fair value of those elements utilizing PCS renewal terms as evidence of fair value. Revenues from PCS services are recognized ratably on a straight-line basis over the term of the support and maintenance agreement.

Cash and Cash Equivalents - Cash and cash equivalents include cash on hand, money market investments and short-term investments with original maturities of three months or less when purchased.

Fair Value Measurement - For cash and cash equivalents, current trade receivables and current trade payables, the carrying amounts approximate fair value because of the short maturity of these items.

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

Property and Equipment - Property and equipment are stated at cost or acquisition date fair value less accumulated depreciation and amortization. Maintenance and repairs are charged to expense as incurred. Depreciation is based on the estimated useful lives of the assets and is computed using the straight-line method, and capital leases, if any, are amortized on a straight-line basis over the life of the lease. Asset lives range from three to seven years for furniture and fixtures, software and computer equipment. Leasehold improvements are capitalized and amortized over the life of the lease or useful life of the asset, whichever is shorter. The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets might not be recoverable in accordance with the provisions of FASB ASC 360, "Property, Plant and Equipment.” No impairments were identified in any period presented.

Research and Development and Software Development Costs - Software development costs are accounted for in accordance with FASB ASC 985-20, " Software - Costs of Software to Be Sold, Leased, or Marketed ." Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to the date technological feasibility is reached, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. The Company capitalizes development costs incurred during the period between the establishment of technological feasibility and the release of the final product to customers if such costs are material. During fiscal years 2012 and 2011, $499,000 and $569,000, respectively, of these costs were expensed as incurred. No software development costs were capitalized during either fiscal year 2012 or 2011.

Goodwill - The Company accounts for goodwill in accordance with the provisions of FASB ASC 350, "Intangibles-Goodwill and Other." Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations accounted for as purchases. The Company evaluates goodwill for impairment on an annual basis on the last day of the first fiscal month of the fourth fiscal quarter and whenever events or circumstances indicate that these assets may be impaired. The annual impairment test for fiscal year 2012 was performed as of October 27, 2012. The Company determines impairment by comparing the net assets of each reporting unit to its respective fair value. In the event a reporting unit's carrying value exceeds its fair value, an indication exists that the reporting unit goodwill may be impaired. In this situation, the Company must determine the implied fair value of goodwill by assigning the reporting unit's fair value to each asset and liability of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is measured by the difference between the goodwill carrying value and the implied fair value.

Fair value of the Company’s reporting units is determined using a combination of the income approach and the market approach. The income approach uses a reporting unit's projection of estimated cash flows discounted using a weighted-average cost of capital analysis that reflects current market conditions. The Company also considers the market approach to valuing its reporting units utilizing revenue and EBITDA multiples. The Company compares the results of its overall enterprise valuation as determined by the combination of the two approaches to the Company’s market capitalization. Significant management judgments related to these approaches include:

•	Anticipated future cash flows and terminal value for each reporting unit - The income approach to determining fair value relies on the timing and estimates of future cash flows, including an estimate of terminal value. The projections use management's estimates of economic and market conditions over the projected period including growth rates in revenues and estimates of expected changes in operating margins. The Company’s projections of future cash flows are subject to change as actual results are achieved that differ from those anticipated. Because management frequently updates its projections, the Company would expect to identify on a timely basis any significant differences between actual results and recent estimates.

•	Selection of an appropriate discount rate - The income approach requires the selection of an appropriate discount rate, which is based on a weighted average cost of capital analysis. The discount rate is affected by changes in short-term interest rates and long-term yield as well as variances in the typical capital structure of marketplace participants. The discount rate is determined based on assumptions that would be used by marketplace participants, and for that reason, the capital structure of selected marketplace participants was used in the weighted average cost of capital analysis. Given the current volatile economic conditions, it is possible that the discount rate will fluctuate in the near term.

•	Selection of an appropriate multiple - The market approach requires the selection of an appropriate multiple to apply to revenues or EBITDA based on comparable guideline company or transaction multiples. It is often difficult to identify companies or transactions with a similar profile in regards to revenue, geographic operations, risk profile and other factors. Given the current volatile economic conditions, it is possible that multiples of guideline companies will fluctuate in the near term.

Income Taxes - The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements. A valuation allowance is provided when, in the opinion of management, it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company records the financial statement effects of an income tax position when it is more likely than not that the position will be sustained on the basis of the technical merits. The Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The measurement of any unrecognized tax benefit is based on management’s best judgment. The Company reviews these estimates and makes changes to recorded amounts of uncertain tax positions as facts and circumstances warrant.

Foreign Currency Transactions and Translation - TMNG Europe, Cartesian and the international operations of CSMG conduct business primarily denominated in their respective local currency, which is their functional currency. Assets and liabilities have been translated to U.S. dollars at the period-end exchange rates. Revenue and expenses have been translated at exchange rates which approximate the average of the rates prevailing during each period. Translation adjustments are reported as a separate component of other comprehensive income in the Consolidated Statements of Stockholders' Equity. Accumulated other comprehensive loss resulting from foreign currency translation adjustments totaled $4.0 million and $4.3 million, respectively as of December 29, 2012 and December 31, 2011, and is included in Total Stockholders’ Equity in the Consolidated Balance Sheets. Assets and liabilities denominated in other than the functional currency of a subsidiary are re-measured at rates of exchange on the balance sheet date. Resulting gains and losses on foreign currency transactions are included in the Company’s results of operations. Realized and unrealized exchange losses included in results of operations were $16,000 and $46,000 during fiscal years 2012 and 2011, respectively.

Derivative Financial Instruments - There were no open foreign currency forward contracts as of December 29, 2012. The Company may use forward contracts to provide an economic hedge against fluctuations in accounts receivable denominated in currencies other than its functional currencies, but has not designated such contracts as hedges for accounting purposes. The Company utilizes valuation models for foreign currency forward contracts that rely exclusively on Level 2 inputs, as defined by FASB ASC 820, Fair Value Measurement and Disclosures. Gains and losses on foreign currency forward contracts are included in selling, general and administrative expenses in the Consolidated Statement of Operations and Comprehensive Loss. The change in fair value of foreign currency contracts was not material to the Company's results of operations or financial position for fiscal year 2012 or 2011.

Share-Based Compensation - The Company accounts for stock based compensation using the provisions of FASB ASC 718, "Compensation-Stock Compensation" and the SEC's Staff Accounting Bulletin No. 110 ("SAB No. 110") which require the measurement and recognition of compensation expense for all share-based payment awards based on estimated fair values. The Company values its stock options using the Black-Scholes model to determine fair value. See Note 3, Share-Based Compensation.

Loss Per Share - The Company calculates and presents earnings (loss) per share using a dual presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding excludes treasury shares purchased by the Company. Diluted earnings (loss) per share is computed in the same manner except the weighted average number of shares is increased for dilutive securities.

In accordance with the provisions of FASB ASC 260, "Earnings per Share," the Company uses the treasury stock method for calculating the dilutive effect of employee stock options and nonvested shares. These instruments will have a dilutive effect under the treasury stock method only when the respective period's average market value of the underlying Company common stock exceeds the assumed proceeds. In applying the treasury stock method, assumed proceeds include the amount, if any, the employee must pay upon exercise, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the options and the vesting of nonvested shares. The Company has excluded the effect of 449,293 and 670,192 stock options for fiscal years 2012 and 2011, respectively, as the Company reported a net loss for these periods and the effect would have been anti-dilutive.

Recent Accounting Pronouncements - In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which revises the manner in which entities present comprehensive income in their financial statements by removing the existing options available for the presentation of comprehensive income but rather requiring comprehensive income to be reported in either a single continuous statement of comprehensive income or in a two statement presentation format that would highlight the components of income as the first statement and then a separate but yet consecutive statement presenting the components and totals of comprehensive income. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05, which indefinitely defers the effective date of certain provisions under ASU 2011-05, Presentation of Comprehensive Income. The amendments in ASU 2011-12 defer the requirement under ASU 2011-05 to present reclassification adjustments by component in both the statement where net income is presented and the statement where other comprehensive income is presented. This deferral was prompted by constituents’ concerns that the presentation requirements would be costly to implement and could add unnecessary complexity to financial statements. All other requirements in ASU 2011-05 remain effective for fiscal years, and for interim periods within those years, beginning after December 15, 2011. The Company presents comprehensive income in a single continuous statement in accordance with this standard.

2. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill as of December 29, 2012 are as follows (in thousands):

	North
	America	EMEA	Total
Balance as of December 31, 2011	$3,947	$4,048	$7,995
Changes in foreign currency exchange rates	-	165	165

Balance as of December 29, 2012	$3,947	$4,213	$8,160

The Company had gross goodwill and accumulated goodwill impairment losses as of the beginning and end of fiscal years 2012 and 2011 as follows:

	As of December 29,	As of December 31,	As of January 1,
	2012	2011	2011
Gross balance of goodwill (including foreign currency adjustments)	$67,765	$67,552	$67,549
Accumulated goodwill impairment losses (including foreign currency adjustments)	(59,605)	(59,557)	(59,556)
Net balance of goodwill	$8,160	$7,995	$7,993

The Company evaluates goodwill for impairment on an annual basis on the last day of the first fiscal month of the fourth quarter and whenever events or circumstances indicate that these assets may be impaired. The Company performs its impairment testing for goodwill in accordance with FASB ASC 350 "Intangibles-Goodwill and Other." Based on the results of the annual step one impairment test, management concluded that there was no impairment of goodwill during fiscal year 2012 or fiscal year 2011.

There was no intangible amortization expense for the fiscal year ended December 29, 2012 compared with $496,000 for the fiscal year ended December 31, 2011. The decrease in amortization expense was due to the completion of amortization of all intangibles recorded in connection with our acquisitions of Cartesian and RVA during fiscal year 2011. At both December 29, 2012 and December 31, 2011, all intangible assets were fully amortized.

3. SHARE-BASED COMPENSATION

The Company estimates the fair value of its stock options and stock issued under the Employee Stock Purchase Plan using the Black-Scholes-Merton option pricing model. Groups of employees or non-employee directors that have similar historical and expected exercise behavior are considered separately for valuation purposes. Assumptions used in estimating the fair value of stock options granted include risk-free interest rate, expected life, expected volatility factor, and expected dividend rate. The risk-free interest rate is based on the U.S. Treasury yield at the time of grant for a term equal to the expected life of the stock option; the expected life is determined using the simplified method of estimating the life as allowed under SAB No. 110; and the expected volatility is based on the historical volatility of the Company's stock price for a period of time equal to the expected life of the stock option. There were no stock options granted during fiscal years 2012 and 2011.

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

As of December 29, 2012, the Company has two share-based compensation plans under which awards are outstanding, which are described below. The compensation cost that has been charged against operations for those plans under FASB ASC 718, "Compensation - Stock Compensation" was $8,000 and $94,000 during fiscal year 2012 and fiscal year 2011, respectively. The Company recognized no income tax benefit for share-based compensation arrangements for fiscal year 2012 and fiscal year 2011. In addition, no compensation costs related to these arrangements were capitalized in either year. As of December 29, 2012, unrecognized compensation cost, net of estimated forfeitures, related to the unvested portion of all share-based compensation arrangements was approximately $240,000 and is expected to be recognized over a period of 12 months. The Company has historically issued and expects to continue to issue new shares to satisfy stock option exercises, vesting of nonvested stock or purchases of shares under the Employee Stock Purchase Plan.

1998 EQUITY INCENTIVE PLAN

The Company's 1998 Equity Incentive Plan, as amended and restated, is a stockholder approved plan, which provides for the granting of incentive stock options and nonqualified stock options to employees, and nonqualified stock options, nonvested stock, and restricted stock units to employees, directors and consultants. The 1998 Plan is scheduled to expire in June 2019. As of December 29, 2012, the Company has 1,688,696 shares of the Company's common stock available for issuance upon exercise of outstanding options or for future awards under the 1998 Plan.

Stock Options

Incentive stock options are granted at an exercise price of not less than market value per share of the common stock on the date of grant as determined by the Board of Directors. Vesting and exercise provisions are determined by the Board of Directors.

As of December 29, 2012, all options granted under the 1998 Plan were non-qualified stock options. Options granted under the 1998 Plan generally become exercisable over a three to four year period beginning on the date of grant. Options granted under the 1998 Plan have a maximum term of ten years.

A summary of the option activity of the Company's 1998 Plan as of December 29, 2012 and changes during the fiscal year then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2011	515,492	$10.79
Forfeited/cancelled	(168,199)	$11.18

Outstanding at December 29, 2012	347,293	$10.60	3.2 years	$6,600

Options vested and expected to be vested at December 29, 2012	346,443	$10.62	3.2 years	$6,000

Options exercisable at December 29, 2012	345,168	$10.65	3.2 years	$5,000

There were no options granted during fiscal year 2012 or fiscal year 2011. As of December 29, 2012 there is no remaining unrecognized compensation cost, net of estimated forfeitures, related to the unvested portion of stock options issued under the 1998 Plan.

Nonvested Stock

Shares of nonvested stock outstanding under the 1998 Plan are subject to restriction based upon a one year vesting period. The fair value of nonvested share awards is determined based on the closing trading price of the Company's common stock on the award date.

A summary of the status of nonvested stock issued under the 1998 Plan as of December 29, 2012 and changes during the fiscal year then ended is presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2011	-	$-
Granted	110,000	$2.26
Outstanding at December 29, 2012	110,000	$2.26

There were 110,000 shares of nonvested stock issued in December 2012 while no shares were issued during fiscal year 2011. As of December 29, 2012 there was $240,000 of unrecognized compensation cost related to nonvested stock granted under the 1998 Plan while there was no unrecognized compensation cost as of December 31, 2011. The unrecognized compensation cost at December 29, 2012 is expected to be recognized over a period of 12 months. There were no shares of nonvested stock vested at December 29, 2012 and December 31, 2011.

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

A summary of the option activity of the Company's Supplemental Stock Plan as of December 29, 2012 and changes during the fiscal year then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2011	154,700	$11.43
Forfeited/cancelled	(52,700)	$11.42

Outstanding at December 29, 2012	102,000	$11.44	4.1 years	$0

Options vested and expected to be vested at December 29, 2012	102,000	$11.44	4.1 years	$0

Options exercisable at December 29, 2012	102,000	$11.44	4.1 years	$0

There were no options granted during fiscal year 2012 or fiscal year 2011. There were no options exercised during fiscal year 2012 while 500 shares, with an intrinsic value of $500, were exercised in fiscal year 2011. As of December 31, 2012 there is no remaining unrecognized compensation cost, net of estimated forfeitures, related to the unvested portion of stock options issued under the Supplemental Stock Plan.

EMPLOYEE STOCK PURCHASE PLAN

Under the Employee Stock Purchase Plan (ESPP), shares of the Company's common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first day of the enrollment period or on the last day of each six-month period over the subsequent two years. Employees may purchase shares through a payroll deduction program having a value not exceeding 15% of their gross compensation during an offering period. During both fiscal years 2012 and 2011, the Company recognized net expense of $13,000 in connection with FASB ASC 718 associated with the ESPP.

4. BUSINESS SEGMENTS, MAJOR CUSTOMERS AND SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

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

Management evaluates segment performance based upon income (loss) from operations, excluding share-based compensation (benefits), depreciation and intangibles amortization. There were no inter-segment sales in fiscal year 2012 while inter-segment revenues during fiscal year 2011 were approximately $753,000. In addition, in its administrative division, entitled "Not Allocated to Segments," the Company accounts for non-operating activity and the costs of providing corporate and other administrative services to all the segments. Summarized financial information concerning the Company's reportable segments is shown in the following table (amounts in thousands):

	North America	EMEA	Not Allocated to Segments	Total
As of and for the fiscal year ended December 29, 2012:
Revenues	$38,283	$14,726		$53,009
Income (loss) from operations	10,374	2,677	$(14,148)	(1,097)
Interest income			6	6
Income (loss) before income tax provision	10,374	2,677	(14,132)	(1,081)
Depreciation and amortization			767	767
Total assets	$7,519	$5,243	$22,554	$35,316

As of and for the fiscal year ended December 31, 2011:
Revenues	$47,828	$15,260		$63,088
Income (loss) from operations	12,479	1,795	$(18,505)	(4,231)
Interest income			63	63
Interest expense			(15)	(15)
Income (loss) before income tax provision	12,479	1,795	(18,769)	(4,495)
Depreciation and amortization			1,358	1,358
Total assets	$7,895	$3,533	$23,859	$35,287

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

In accordance with the provisions of FASB ASC 280-10, revenues earned in the United States and internationally based on the location where the services are performed are shown in the following table (amounts in thousands):

	Revenues		Loss Before Income Tax Provision
	Fiscal Year 2012	Fiscal Year 2011	Fiscal Year 2012	Fiscal Year 2011
United States	$36,789	$45,876	$(750)	$(3,268)
International:
United Kingdom	13,344	15,351	(272)	(1,094)
Other	2,876	1,861	(59)	(133)
Total	$53,009	$63,088	$(1,081)	$(4,495)

Major customers in terms of significance to TMNG's revenues (i.e. in excess of 10% of revenues) for fiscal years 2012 and 2011 and accounts receivable as of December 29, 2012 and December 31, 2011 were as follows (amounts in thousands):

	Revenues
	Fiscal Year 2012		Fiscal Year 2011
	North America	EMEA	North America	EMEA
Customer A	$14,363		$17,289
Customer B	$6,675		$5,876
Customer C	$5,860		$9,626
Customer D	$1,399		$5,776	$236

	Accounts Receivable
	December 29, 2012	December 31, 2011
Customer A	$2,679	$2,916
Customer B	$1,314	$773
Customer C	$1,085	$1,271
Customer D	$280	$731

Revenues from the Company's ten most significant customers accounted for approximately 82% and 84% of revenues in fiscal years 2012 and 2011, respectively.

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

5. PROPERTY AND EQUIPMENT

	December 29, 2012	December 31, 2011
	(In thousands)
Furniture and fixtures	$1,620	$1,611
Software and computer equipment	4,974	4,494
Leasehold improvements	1,410	1,393
	8,004	7,498
Less: Accumulated depreciation and amortization	6,649	5,845
	$1,355	$1,653

Depreciation and amortization expense on property and equipment was $767,000 and $862,000 for fiscal years 2012 and 2011, respectively.

6. INCOME TAXES

For fiscal years 2012 and 2011, the income tax benefit (provision) consists of the following (amounts in thousands):

	Fiscal Year 2012	Fiscal Year 2011
Federal deferred tax expense, net	$(102)	$(104)
State deferred tax expense, net	(4)	(16)
Foreign current tax benefit		199

Total	$(106)	$79

The Company has reserved all of its domestic and foreign net deferred tax assets with a valuation allowance as of December 29, 2012 and December 31, 2011, in accordance with the provisions of FASB ASC 740 "Income Taxes." Realization of the deferred tax asset is dependent on generating sufficient income in future periods. In evaluating the ability to use its deferred tax assets, the Company considers all positive and negative evidence including the Company's past operating results, the existence of cumulative losses in the most recent fiscal year and the Company's forecast of future income. In determining future income, the Company is responsible for assumptions utilized including the amount of state, federal and international operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future income and are consistent with the plans and estimates the Company is using to manage the underlying business.

The following is a reconciliation between the provision for income taxes and the amounts computed based on loss before income taxes at the statutory federal income tax rate (amounts in thousands):

	Fiscal Year 2012		Fiscal Year 2011
	Amount	%	Amount	%
Computed expected federal income tax benefit	$368	34.0	$1,573	35.0
State income tax benefit, net of federal benefit	11	1.1	54	1.2
Rate differential on foreign operations	(76)	(7.1)	(293)	(6.5)
Reversal of reserve for uncertain income tax positions, net of interest	-	-	199	4.5
Forfeited vested stock options	(460)	(42.5)	(581)	(12.9)
Adjustment to estimated tax loss carryforward	(4)	(0.4)	(106)	(2.4)
Change in statutory and applicable tax rates	(1,845)	(170.7)	(205)	(4.6)
Non-deductible expenses	(73)	(6.8)	(97)	(2.1)
Other	(12)	(1.0)	(17)	(0.4)
Change in valuation allowance	1,985	183.6	(448)	(10.0)
Total	$(106)	(9.8)	$79	1.8

The significant components of deferred income tax assets and the related balance sheet classifications, as of December 29, 2012 and December 31, 2011, are as follows (amounts in thousands):

	December 29, 2012	December 31, 2011
Current deferred tax assets (liabilities):
Accounts receivable	$68	$75
Accrued expenses	61	33
Valuation allowance	(129)	(108)
Current deferred tax asset	$-	$-

Non-current deferred tax assets (liabilities):
Goodwill and intangible assets	$6,437	$8,667
Share-based compensation expense	856	1,381
Net operating loss carryforward	22,842	22,025
Other	458	504
Foreign tax credit carryforward	1,006	1,006
Valuation allowance	(32,071)	(33,949)

Non-current deferred tax liabilities	$(472)	$(366)

The federal net operating loss carryforward as of December 29, 2012 is scheduled to expire as follows (amounts in thousands):

	Amount	Year
	$1,640	2015
	5,602	2023
	9,094	2024
	7,432	2025
	9,854	2026
	5,152	2027
	1,637	2028
	3,279	2030
	4,676	2031
	4,788	2032
Total	$53,154

As of December 29, 2012, the Company has a deferred tax asset of $2.6 million related to various state net operating loss carryforwards. These net operating losses expire at various times between 2013 and 2032. In addition, the Company has a deferred tax asset of $2.2 million related to foreign net operating loss carryforwards as of December 29, 2012 that have no expiration date. As of December 29, 2012, the Company has net of foreign tax credits of $1.0 million. If unutilized, the expiration of these foreign tax credits is $317,000 and $689,000 in fiscal years 2018 and 2019, respectively. The Company has not provided deferred taxes on undistributed earnings of foreign subsidiaries, because it is the Company's intention to reinvest these earnings indefinitely. The determination of the amount of unrecognized deferred tax liabilities related to investments in foreign subsidiaries that is essentially permanent in nature is not practicable.

The Company analyzes its uncertain tax positions pursuant to the provisions of FASB ASC 740 "Income Taxes." ASC 740 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained based on its technical merit. If the tax position is deemed "more-likely-than-not" to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the taxing authority. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

As of December 29, 2012 and December 31, 2011, the Company had no remaining unrecognized tax benefits (including penalties and interest). During fiscal year 2011, the Company decreased the reserves related to uncertain income tax positions by $108,000 due to the expiration of statutes of limitations of tax filings in foreign jurisdictions. The entire amount impacted the effective tax rate.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2000. As of December 29, 2012, the Company has no income tax examinations in process.

7. LEASE COMMITMENTS

The Company leases office facilities, computer equipment and office furniture under various operating leases expiring at various dates through July 2019.

Following is a summary of future minimum payments under operating leases that have initial or remaining non-cancellable lease terms at December 29, 2012 (amounts in thousands):

Fiscal Year	Operating Leases
2013	$1,463
2014	1,305
2015	1,244
2016	303
2017	165
Thereafter	270
Total minimum lease payments	4,750
Future minimum rentals to be received under non-cancellable subleases	(544)
Minimum lease payments net of amounts to be received under subleases	$4,206

Total rental expense, net of subtenant rents received, was approximately $1,327,000 and $1,395,000 for fiscal years 2012 and 2011, respectively, and was recorded in selling, general and administrative expenses. The Company recorded $121,000 and $136,000, respectively, in rental income from subtenants during fiscal years 2012 and 2011. Rents received from subtenants are recorded as an offset to rental expense.

8. LETTERS OF CREDIT

In connection with the leasing of office space, the Company provides security deposits in the form of two irrevocable letters of credit with financial institutions for the benefit of the respective landlords. As of December 29, 2012 and December 31, 2011, the required, total collateral amount was $144,000 and $141,000, respectively. The collateral deposited for these letters of credit is included in "Other Assets" on the Company's Consolidated Balance Sheets as of December 29, 2012 and December 31, 2011. No obligation has been recorded in connection with the letters of credit on the Company's Consolidated Balance Sheets as of December 29, 2012 and December 31, 2011.

9. COMMITMENTS AND CONTINGENCIES

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

During 2012, the Company satisfied its remaining obligation of $21,000 under a software purchase commitment entered into during fiscal year 2009. During fiscal year 2012, the Company renewed the agreement and has a commitment to purchase a minimum of $285,000 in computer software over a three year period ending in the first quarter of fiscal year 2015. As of December 29, 2012, the Company has an obligation of $214,000 remaining under this commitment.

During fiscal year 2010, the Company entered into an agreement to purchase telecommunications equipment in the amount of $99,000 over a three year period. As of December 29, 2012, the Company had an obligation of $33,000 remaining under this commitment.

10. EMPLOYEE BENEFIT PLAN

The Company offers defined contribution plans to eligible employees. Such employees may contribute a percentage of their annual compensation in accordance with the plans guidelines. The plans provide for Company contributions that are subject to maximum limitations as defined by the plans. Company contributions to its defined contribution plans totaled $955,000 and $1,090,000 in the years ended December 29, 2012 and December 31, 2011, respectively.

11. SUBSEQUENT EVENTS

The Company entered into an amendment to the lease of its principal executive offices located in Overland Park, Kansas in February 2013. The amendment calls for the lease term to be extended from August 2013 to August 2018 with total future minimum payments of $1.3 million commencing in April 2013.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedure

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and communicated to the Company's management, including its principal executive and financial officer to allow timely decisions regarding required disclosure. We have established a Disclosure Committee, consisting of certain members of management, to assist in this evaluation. The Disclosure Committee meets regularly on a quarterly basis, and as needed.

A review and evaluation was performed by our management, including the person serving as our Chief Executive Officer and Chief Financial Officer (the "CEO and CFO"), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the Company's CEO and CFO has concluded that the Company's disclosure controls and procedures were effective as of December 29, 2012.

Management's Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of our CEO and CFO, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 29, 2012.

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

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the fourth fiscal quarter ended December 29, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company's definitive Proxy Statement for its 2013 Annual Meeting of Stockholders (the "Proxy Statement") contains, under the captions "Election of Directors," "Corporate Governance," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" the information required by Item 10 of this Form 10-K, which information is incorporated herein by this reference.

ITEM 11.	EXECUTIVE COMPENSATION

The Proxy Statement contains under the captions "Election of Directors," "Non-Employee Director Compensation” and "Executive Compensation," the information required by Item 11 of this Form 10-K, which information is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Proxy Statement contains under the captions "Security Ownership of Management and Certain Beneficial Owners" certain of the information required by Item 12 of this Form 10-K, which information is incorporated herein by this reference.

The following table provides information as of December 29, 2012 with respect to shares of the Company’s common stock that may be issued under the Company’s equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
PLANS APPROVED BY SECURITY HOLDERS(1)
- 1998 Equity Incentive Plan	347,293	$10.60	1,341,403
- Employee Stock Purchase Plan			149,554	(1)
PLANS NOT APPROVED BY SECURITY HOLDERS
- 2000 Supplemental Stock Plan	102,000	$11.44	-

(1)	Shares that may be purchased under the 1999 Employee Stock Purchase Plan, including shares subject to purchase during the current purchase period

For an additional discussion of our equity compensation plans, see Item 8, "Consolidated Financial Statements," Note 3, "Share-Based Compensation."

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Date: March 29, 2013

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DONALD E. KLUMB	Chief Executive Officer (Principal executive officer),	March 29, 2013
Donald E. Klumb	President, and Chief Financial Officer (Principal financial officer and principal accounting officer)

/s/ MICKY K. WOO	Director	March 29, 2013
Micky K. Woo

/s/ ANDREW LIPMAN	Director	March 29, 2013
Andrew Lipman

/s/ ROBERT J. CURREY	Director	March 29, 2013
Robert J. Currey

/s/ ROY A. WILKENS	Director	March 29, 2013
Roy A. Wilkens

/s/ A. REZA JAFARI	Director	March 29, 2013
A. Reza Jafari

/s/ PETER H. WOODWARD	Director	March 29, 2013
Peter H. Woodward

INDEX TO EXHIBITS

The following is a list of exhibits filed or furnished as part of this report.

Exhibit
Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation, filed as Exhibit 3.1 to the Company's Form 8-K/A filed with the Securities and Exchange Commission on July 18, 2012, is incorporated herein by reference as Exhibit 3.1.
3.2	Amended and Restated Bylaws, filed as Exhibit 3.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 12, 2012, are incorporated herein by reference as Exhibit 3.2.
4.1	Specimen Common Stock Certificate, filed as Exhibit 4.1 to the Registration Statement on Form S-1 originally filed September 20, 1999 (Registration No. 333-87383), as amended (the "1999 S-1 Registration Statement"), is incorporated herein by reference as Exhibit 4.1.
4.2	Registration Rights Agreement, dated February 12, 1998, among the Company and certain holders of the Company's common stock (the "Registration Rights Agreement"), filed as Exhibit 10.1 to the 1999 S-1 Registration Statement, is incorporated herein by reference as Exhibit 4.2.
4.3	Amended and Restated Rights Agreement, dated as of July 19, 2010, by and between the Company and Computershare Trust Company N.A., filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 19, 2010 filed with the Securities and Exchange Commission, is incorporated herein by reference as Exhibit 4.3.
4.4	Form of Rights Certificate, filed as Exhibit B to the Amended and Restated Rights Agreement filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 19, 2010, filed with the Securities and Exchange Commission, is incorporated herein by reference as Exhibit 4.4.
10.1	Registration Rights Agreement. (See Exhibit 4.2).
10.2	Form of Indemnification Agreement between the Company and each of its Directors and Officers, filed as Exhibit 10.2 to the 1999 S-1 Registration Statement, is incorporated herein by reference as Exhibit 10.2.(1)
10.3	Amended and Restated 1998 Equity Incentive Plan, as amended and restated on June 8, 2009, filed as Appendix A to the definitive proxy statement of the Company filed with the Securities and Exchange Commission on April 21, 2010, and the Form of Agreements thereunder, filed in Exhibit 10.3 to the 1999 S-1 Registration Statement, are incorporated herein by reference as Exhibit 10.3.(1)
10.4	1999 Employee Stock Purchase Plan filed as Appendix A to the definitive proxy statement of the Company filed with the Securities and Exchange Commission on May 4, 2009, and the Form of Agreements thereunder, filed in Exhibit 10.4 to the 1999 S-1 Registration Statement, are incorporated herein by reference as Exhibit 10.4.(1)
10.5	2000 Supplemental Stock Plan and Form of Agreements thereunder, filed as Exhibit 10.16 to the Company's Form 10-K for the fiscal year ended December 30, 2000, is incorporated herein by reference as Exhibit 10.5.(1)
10.6	Employment Agreement between the Company and Richard Nespola, dated January 5, 2004, filed as Exhibit 10.19 to the Company's Form 10-K for the fiscal year ended January 3, 2004, is incorporated herein by reference as Exhibit 10.6.(1)
10.7	Sublease between Best Doctors, Inc. and Cambridge Strategic Management Group Inc. (formerly TMNG Strategy, Inc.), dated December 30, 2004, filed as Exhibit 10.21 to the Company's Form 10-K for the fiscal year ended January 1, 2005, is incorporated herein by reference as Exhibit 10.7.
10.8	Third Amended Lease Agreement between NewTower Trust Company Multi-Employer Property Trust and the Company, dated August 30, 2005, filed as Exhibit 10.10 to the Company's Form 10-K for the fiscal year ended December 30, 2006, is incorporated herein by reference as Exhibit 10.8.
10.9	Third Additional Space Commencement Date Agreement between NewTower Trust Company Multi-Employer Property Trust and the Company, dated February 28, 2006, filed as Exhibit 10.9 to the Company's Form 10-K for the fiscal year ended December 30, 2006, is incorporated herein by reference as Exhibit 10.9.
10.10	Lease Agreement between Cartesian Limited and Sun Life Assurance Company of Canada (U.K.) Limited, dated November 23, 2000, filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 2007, is incorporated herein by reference as Exhibit 10.10.
10.11	Fourth Amendment to Lease between NewTower Trust Company Multi-Employer Property Trust and the Company, dated July 10, 2007, filed as Exhibit 10.16 to the Company's Form 10-K for the fiscal year ended December 27, 2007, is incorporated herein by reference as Exhibit 10.11.
10.12	Fifth Amendment to Lease between NewTower Trust Company Multi-Employer Property Trust and the Company, dated May 19, 2008, filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 28, 2008, is incorporated herein by reference as Exhibit 10.12.
10.13	The Management Network Group, Inc. 2011 Executive Incentive Compensation Plan, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2011, is incorporated herein by reference as Exhibit 10.13.(1)
10.14	Lease between Two Financial Center, LLC and the Company, dated August 16, 2010, filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended October 2, 2010, is incorporated herein by reference as Exhibit 10.14.
10.15	Deed of Variation of the lease between EPO (Norman) Limited, EPO (Norman 2) Limited and the Company, dated September 30, 2010, filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended October 2, 2010, is incorporated herein by reference as Exhibit 10.15.
10.16	The Management Network Group, Inc. 2012 Executive Incentive Compensation Plan, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2012, is incorporated herein by reference as Exhibit 10.16.(1)
10.17	Employment Agreement between Cambridge Strategic Management Group, Inc. and Susan Simmons dated October 20, 2006, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, is incorporated herein by reference as Exhibit 10.17.(1)
10.18	Settlement Agreement dated January 25, 2012, by and among the Company, Norman H. Pessin, Sandra F. Pessin, MHW Partners, L.P., MHW Capital, LLC, MHW Capital Management, LLC and Peter H. Woodward, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2012, is incorporated herein by reference as Exhibit 10.18.
10.19	Employment Agreement between The Management Network Group, Inc. and Donald E. Klumb dated February 3, 2012, filed as Exhibit 10.20 to the Company's Form 10-K for the fiscal year ended December 31, 2011, is incorporated herein by reference as Exhibit 10.19.(1)

10.20	Employment Agreement between The Management Network Group, Inc. and Micky K. Woo dated January 25, 2012, , filed as Exhibit 10.21 to the Company's Form 10-K for the fiscal year ended December 31, 2011, is incorporated herein by reference as Exhibit 10.20.(1)
10.21	CSMG 2012 SVP/Managing Director Bonus Plan, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, is incorporated herein by reference as Exhibit 10.21.(1)
21.1	List of subsidiaries of the Company, prepared pursuant to Item 601(b)(21) of Regulation S-K, is attached to this Form 10-K as Exhibit 21.1.
23.1	Consent of independent registered public accounting firm is attached to this Form 10-K as Exhibit 23.1.
24.1	Power of attorney (see signature page).
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-K as Exhibit 31.1.
32.1	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-K as Exhibit 32.1.
101	101.INS XBRL Instance Document
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

