Form 10-Q
period 2013-09-28
MANAGEMENT NETWORK GROUP INC
filed 2013-11-12
CIK 1094814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 28, 2013

or

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

As of November 7, 2013, TMNG had outstanding 8,051,382 shares of common stock.

THE MANAGEMENT NETWORK GROUP, INC. INDEX

PAGE
PART I. FINANCIAL INFORMATION:	3

ITEM 1. Condensed Consolidated Financial Statements (unaudited):	3

Condensed Consolidated Balance Sheets - September 28, 2013 and December 29, 2012	3

Condensed Consolidated Statements of Operations and Comprehensive Loss - Thirteen and Thirty-nine Weeks ended September 28, 2013 and September 29, 2012	4

Condensed Consolidated Statements of Cash Flows - Thirty-nine Weeks ended September 28, 2013 and September 29, 2012	5

Notes to Condensed Consolidated Financial Statements	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	18

ITEM 4. Controls and Procedures	19

PART II. OTHER INFORMATION	19

ITEM 1. Legal Proceedings	19

ITEM 1A. Risk Factors	19

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

ITEM 3. Defaults Upon Senior Securities	19

ITEM 4. Mine Safety Disclosures	19

ITEM 5. Other Information	19

ITEM 6. Exhibits	19

Signatures	20

Exhibits	21

Lease Agreement

PART I. FINANCIAL INFORMATION

ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE MANAGEMENT NETWORK GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

	September 28,	December 29,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,302	$12,177
Accounts receivable, net	12,267	12,762
Prepaid and other current assets	891	658
Total current assets	25,460	25,597

NONCURRENT ASSETS:
Property and equipment, net	1,280	1,355
Goodwill	8,133	8,160
Other noncurrent assets	248	204
Total Assets	$35,121	$35,316

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$1,689	$975
Accrued payroll, bonuses and related expenses	3,395	4,003
Deferred revenue	543	605
Other accrued liabilities	1,598	1,809
Total current liabilities	7,225	7,392

NONCURRENT LIABILITIES:
Deferred income tax liabilities	531	472
Other noncurrent liabilities	382	441
Total noncurrent liabilities	913	913

Commitments and contingencies (Note 6)

Total stockholders’ equity	26,983	27,011
Total Liabilities and Stockholders’ Equity	$35,121	$35,316

See notes to unaudited condensed consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Revenues	$13,393	$12,733	$41,440	$40,077
Cost of services	8,350	7,814	25,940	25,018
Gross Profit	5,043	4,919	15,500	15,059

Selling, general and administrative expenses (includes non-cash share-based compensation expense of $234 and $3 for the thirteen weeks ended September 28, 2013 and September 29, 2012, respectively and $532 and $10 for the thirty-nine weeks ended September 28, 2013 and September 29, 2012, respectively)	4,994	4,748	16,023	16,429

Income (loss) from operations	49	171	(523)	(1,370)
Other income	1	1	3	8
Income (loss) before income taxes	50	172	(520)	(1,362)
Income tax provision	(20)	(30)	(59)	(90)
Net income (loss)	30	142	(579)	(1,452)
Other comprehensive income (loss):
Foreign currency translation adjustment	445	323	(3)	335
Comprehensive income (loss)	$475	$465	$(582)	$(1,117)

Net income (loss) per common share
Basic and diluted	$0.00	$0.02	$(0.08)	$(0.20)

Weighted average shares used in calculation of net income (loss) per common share
Basic	7,130	7,104	7,124	7,100

Diluted	7,216	7,107	7,124	7,100

See notes to unaudited condensed consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	For the Thirty-nine Weeks Ended
	September 28,	September 29,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(579)	$(1,452)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	503	589
Share-based compensation	533	10
Deferred tax expense	59	90
Other	(75)	10
Other changes in operating assets and liabilities:
Accounts receivable, net	547	(1,058)
Prepaid and other assets	(275)	243
Trade accounts payable	678	(35)
Deferred revenue	(61)	110
Accrued liabilities	(866)	(976)

Net cash provided by (used in) operating activities	464	(2,469)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(404)	(181)

Net cash used in investing activities	(404)	(181)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock through employee stock purchase plan	22	18

Net cash provided by financing activities	22	18

Effect of exchange rate on cash and cash equivalents	43	74

Net increase (decrease) in cash and cash equivalents	125	(2,558)
Cash and cash equivalents, beginning of period	12,177	13,250
Cash and cash equivalents, end of period	$12,302	$10,692

Supplemental disclosure of cash flow information:
Accrued property and equipment additions	$176	$302
Leasehold improvements acquired through lease incentive	$113	$-

See notes to unaudited condensed consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Reporting

The condensed consolidated financial statements and accompanying notes of The Management Network Group, Inc. and its subsidiaries (“TMNG,” “TMNG Global,” “we,” “us,” “our,” or the “Company”) as of September 28, 2013, and for the thirteen and thirty-nine weeks ended September 28, 2013 and September 29, 2012 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the Company’s condensed consolidated financial position, results of operations, and cash flows as of these dates and for the periods presented. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Consequently, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements nor those normally made in the Company’s Annual Report on Form 10-K. Accordingly, reference should be made to the Company’s annual consolidated financial statements and notes thereto for the fiscal year ended December 29, 2012, included in the Company’s 2012 Annual Report on Form 10-K (“2012 Form 10-K”) for additional disclosures, including a summary of the Company’s accounting policies. The Condensed Consolidated Balance Sheet as of December 29, 2012 has been derived from the audited Consolidated Balance Sheet at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Company has evaluated subsequent events for recognition or disclosure through the date these unaudited consolidated financial statements were issued.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the thirteen and thirty-nine weeks ended September 28, 2013 are not necessarily indicative of the results to be expected for the full year ending December 28, 2013.

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

The Company develops, installs and supports customer software in addition to its traditional consulting services. The Company recognizes revenue in connection with its software sales agreements under FASB ASC 985-605 “Software - Revenue Recognition”, utilizing the percentage of completion-like method described in FASB ASC 605-35. These agreements include software right-to-use licenses ("RTU's") and related customization and implementation services. Due to the long-term nature of software implementation and the extensive software customization based on normal customer specific requirements, both the RTU’s and implementation services are treated as a single element for revenue recognition purposes.

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

Managed Services Implementation Revenues and Costs - For long-term managed service agreements, implementation efforts are often necessary to develop the software utilized to deliver the managed service. Costs of such implementation efforts may include internal and external costs for coding or customizing systems and costs for conversion of client data. We may invoice our clients for implementation fees at the go-live date of the underlying software. Lump sum implementation fees received from our clients are initially deferred and recognized on a pro-rata basis as services are provided. Specific, incremental and direct costs of implementation incurred prior to the services going live are deferred pursuant to FASB ASC 605-35-25 and amortized over the period that the related ongoing services revenue is recognized to the extent that the Company believes that the recoverability of the costs from the contract is probable. If a client terminates a managed services arrangement prior to the end of the contract, a loss on the contract may be recorded, if applicable, and any remaining deferred implementation revenues and costs would then be recognized into earnings generally over the remaining service period through the termination date. During the thirty-nine weeks ended September 28, 2013, implementation costs of $270,000 related to managed services contracts were deferred. No implementation costs related to managed services contracts were deferred during the thirteen or thirty-nine weeks ended September 29, 2012.

Research and Development and Software Development Costs - During the thirteen and thirty-nine weeks ended September 28, 2013, software development costs of $179,000 and $493,000, respectively, were expensed as incurred. During the thirteen and thirty-nine weeks ended September 29, 2012, software development costs of $80,000 and $420,000, respectively, were expensed as incurred. No software development costs were capitalized during the thirteen and thirty-nine weeks ended September 28, 2013 and September 29, 2012.

Foreign Currency Transactions and Translation - Cartesian Ltd. and the international operations of Cambridge Strategic Management Group, Inc. conduct business primarily denominated in their respective local currency, which is their functional currency. Assets and liabilities have been translated to U.S. dollars at the period-end exchange rates. Revenues and expenses have been translated at exchange rates which approximate the average of the rates prevailing during each period. Translation adjustments are reported as a separate component of other comprehensive income (loss) in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Accumulated other comprehensive loss resulting from foreign currency translation adjustments totaled $4.0 million as of September 28, 2013 and December 29, 2012, and is included in Total Stockholders’ Equity in the Condensed Consolidated Balance Sheets. Assets and liabilities denominated in other than the functional currency of a subsidiary are re-measured at rates of exchange on the balance sheet date. Resulting gains and losses on foreign currency transactions are included in the Company’s results of operations. Realized and unrealized exchange gains and losses included in the results of operations were not significant during the thirteen and thirty-nine weeks ended September 28, 2013 and September 29, 2012.

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

In accordance with the provisions of FASB ASC 260, "Earnings per Share," the Company uses the treasury stock method for calculating the dilutive effect of employee stock options and non-vested shares. The employee stock options and non-vested shares will have a dilutive effect under the treasury stock method only when average market value of the underlying Company common stock during the respective period exceeds the assumed proceeds. For share-based payment awards with a performance condition, the Company must first use the guidance on contingently issuable shares in FASB ASC 260-10 to determine whether the awards should be included in the computation of diluted earnings per share for the reporting period. For all non-vested performance-based awards, the Company determines the number of shares, if any, that would be issuable at the end of the reporting period if the end of the reporting period were the end of the contingency period. In applying the treasury stock method, assumed proceeds include the amount, if any, the employee must pay upon exercise, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the options and the vesting of non-vested shares. The Company has excluded the effect of 402,593 and 497,888 stock options in the calculation of diluted income per share for the thirteen weeks ended September 28, 2013 and September 29, 2012, respectively, as the effect would have been anti-dilutive. For the thirty-nine weeks ended September 28, 2013 and September 29, 2012, the Company has not included the effect of stock options and non-vested shares in the calculation of diluted loss per share as it reported a net loss for these periods and the effect would have been anti-dilutive.

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

In July 2013, the FASB issued Accounting Standards Update No. 2013-11,Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“FASB ASU 2013-11”).   The update requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The provisions of FASB ASU 2013-11 are effective for annual and interim periods beginning after December 15, 2013. The Company does not anticipate that the adoption of the provisions of FASB ASU 2013-11 will have a material impact on the Company's consolidated financial statements.

2. Goodwill and Long-Lived Assets

The changes in the carrying amount of goodwill for the thirty-nine weeks ended September 28, 2013 are as follows (in thousands):

	North
	America	EMEA	Total
Balance as of December 29, 2012	$3,947	$4,213	$8,160
Changes in foreign currency exchange rates	-	(27)	(27)

Balance as of September 28, 2013	$3,947	$4,186	$8,133

The Company evaluates goodwill for impairment on an annual basis on the last day of the first fiscal month of the fourth quarter and whenever events or circumstances indicate that these assets may be impaired. The Company performs its impairment testing for goodwill in accordance with FASB ASC 350, “Intangibles-Goodwill and Other.” Management determined that there were no events or changes in circumstances during the thirteen or thirty-nine weeks ended September 28, 2013 which indicated that goodwill needed to be tested for impairment during the period.

The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets might not be recoverable in accordance with the provisions of FASB ASC 360, “Property, Plant and Equipment.” Management determined that there were no events or changes in circumstances during the thirteen or thirty-nine weeks ended September 28, 2013 which indicated that long-lived assets needed to be reviewed for impairment during the period.

3. Share-Based Compensation

The Company issues stock option awards and non-vested share awards under its share-based compensation plans. The key provisions of the Company's share-based compensation plans are described in Note 3 to the Company's consolidated financial statements included in the 2012 Form 10-K.

The Company recognized no income tax benefits related to share-based compensation arrangements during the thirteen and thirty-nine weeks ended September 28, 2013 and September 29, 2012.

1998 Equity Incentive Plan

Stock Options

A summary of the option activity under the Company's Amended and Restated 1998 Equity Incentive Plan (“1998 Plan”), as of September 28, 2013 and changes during the thirty-nine weeks then ended is presented below:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at December 29, 2012	347,293	$10.60
Forfeited/cancelled	(18,800)	$9.31

Outstanding at September 28, 2013	328,493	$10.67

Options vested and exercisable at September 28, 2013	328,493	$10.67

There were no options granted during the thirty-nine weeks ended September 28, 2013.

Non-vested Shares

Service-Based Non-vested Share Awards - As of September 28, 2013 and December 29, 2012, the Company has 110,000 shares of non-vested stock outstanding that vest solely based on employee service. These shares have a weighted average grant date fair value of $2.26 and cliff vest after a one-year service period beginning on December 17, 2012.

The service-based non-vested share award for the 110,000 shares was valued at the date of grant, based on the closing market price of the Company’s common stock, and is being expensed using the straight-line method over the requisite service period (which is the vesting period of the award). During the thirteen and thirty-nine weeks ended September 28, 2013, the Company recorded $61,000 and $183,000, respectively, of stock-based compensation expense in connection with the service-based non-vested share awards granted in December 2012. As of September 28, 2013, there is an estimated $54,000 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to the service-based non-vested share awards. The unrecognized compensation cost at September 28, 2013 is expected to be recognized over a period of 2.5 months.

Performance-Based Non-vested Share Awards - On April 8, 2013, the Company’s Board of Directors approved an equity incentive program under the 1998 Plan pursuant to which the Board of Directors granted performance-based non-vested share awards for a total of 800,000 shares of Common Stock to various executive officers and employees of the Company. All 800,000 non-vested shares have a grant date fair value of $3.14. The first potential vesting date is the Company's earnings release date for its 2014 first fiscal quarter and each subsequent potential vesting date is each of the Company's quarterly earnings release dates thereafter through the release date for the first quarter of 2017. Shares not vested as of the release date for the first quarter of 2017 are forfeited. Except for termination of employment in certain circumstances following a change of control, the unvested portion of an award is forfeited upon any termination of employment. Under the terms of the awards, vesting is partially accelerated and each award is converted to a time-vested award upon a change of control of the Company. The holders of shares of non-vested share awards have all of the rights of stockholders of the Company, including the right to receive dividends and to vote the shares, until the shares are forfeited to the Company.

Stock-based compensation cost for performance-based non-vested share awards is measured at the grant date based on the fair value of shares expected to be earned at the end of the performance period, based on the closing market price of the Company’s common stock on the date of grant, and is recognized as expense using the straight-line method over the performance period based upon the probable number of shares expected to vest. The Company estimates and excludes compensation cost related to awards not expected to vest based upon estimated forfeitures. During the thirteen and thirty-nine weeks ended September 28, 2013, the Company recorded $170,000 and $340,000, respectively, of stock-based compensation expense in connection with the performance-based non-vested share awards granted in April 2013. As of September 28, 2013, there is an estimated $2.1 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to the performance-based non-vested share awards. The unrecognized compensation cost at September 28, 2013 is expected to be recognized over a period of 36 months.

2000 Supplemental Stock Plan

A summary of the option activity under the Company's 2000 Supplemental Stock Plan (the "Supplemental Stock Plan") as of September 28, 2013 and changes during the thirty-nine weeks then ended is presented below:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at December 29, 2012	102,000	$11.44
Forfeited/cancelled	(19,400)	$11.88

Outstanding at September 28, 2013	82,600	$11.33

Options vested and exercisable at September 28, 2013	82,600	$11.33

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

Management evaluates segment performance based upon income (loss) from operations, excluding share-based compensation (benefits), depreciation and intangibles amortization. There were no inter-segment revenues during the thirteen and thirty-nine weeks ended September 28, 2013 or September 29, 2012. In addition, in its administrative division, entitled “Not Allocated to Segments,” the Company accounts for non-operating activity and the costs of providing corporate and other administrative services to all the segments. Summarized financial information concerning the Company’s reportable segments is shown in the following table (amounts in thousands):

			Not
	North		Allocated to
	America	EMEA	Segments	Total

As of and for the thirty-nine weeks ended September 28, 2013:
Revenues	$26,553	$14,887		$41,440
Income (loss) from operations	6,332	3,487	$(10,342)	(523)
Total assets	$6,026	$6,241	$22,854	$35,121

For the thirteen weeks ended September 28, 2013:
Revenues	$8,400	$4,993		$13,393
Income (loss) from operations	2,076	1,184	$(3,211)	49

As of the fiscal year ended December 29, 2012
Total assets	$7,519	$5,243	$22,554	$35,316

As of and for the thirty-nine weeks ended September 29, 2012:
Revenues	$29,806	$10,271		$40,077
Income (loss) from operations	8,233	1,563	$(11,166)	(1,370)
Total assets	$8,750	$3,912	$21,058	$33,720

For the thirteen weeks ended September 29, 2012:
Revenues	$9,219	$3,514		$12,733
Income (loss) from operations	2,616	608	$(3,053)	171

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

In accordance with the provisions of FASB ASC 280-10, revenues earned in the United States and internationally based on the location where the services are performed are shown in the following table (amounts in thousands):

	For the Thirteen Weeks		For the Thirty-nine Weeks
	Ended		Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
United States	$7,818	$8,647	$25,338	$28,335
International:
United Kingdom	5,246	3,225	14,609	9,553
Other	329	861	1,493	2,189
Total	$13,393	$12,733	$41,440	$40,077

Major customers in terms of significance to TMNG’s revenues (i.e. in excess of 10% of revenues) and accounts receivable were as follows (amounts in thousands).

	Revenues
	For the thirty-nine weeks		For the thirty-nine weeks
	ended September 28, 2013		ended September 29, 2012
	North		North
	America	EMEA	America	EMEA
Customer A	$9,405		$11,312
Customer B	$4,980		$4,499
Customer C	$552	$6,360	$24	$2,637
Customer D	$3,948		$4,850

	Revenues
	For the thirteen weeks		For the thirteen weeks
	ended September 28, 2013		ended September 29, 2012
	North		North
	America	EMEA	America	EMEA
Customer A	$2,850		$3,331
Customer B	$1,302		$1,442
Customer C	$318	$2,631	$15	$833
Customer D	$1,260		$1,526

	Accounts Receivable
	As of	As of
	September 28,	September 29,
	2013	2012
Customer A	$1,903	$2,837
Customer B	$1,163	$1,861
Customer C	$3,659	$1,018
Customer D	$598	$887

Revenues from the Company’s ten most significant customers accounted for 82.8% and 83.5% of revenues during the thirteen and thirty-nine weeks ended September 28, 2013, respectively. Revenues from the Company’s ten most significant customers accounted for approximately 82.4% and 81.7% of revenues during the thirteen and thirty-nine weeks ended September 29, 2012, respectively.

5. Income Taxes

During the thirteen weeks ended September 28, 2013 and September 29, 2012, the Company recorded income tax provisions of $20,000 and $30,000, respectively. During the thirty-nine weeks ended September 28, 2013 and September 29, 2012, the Company recorded income tax provisions of $59,000 and $90,000, respectively. The tax provisions for all periods presented are due to deferred taxes recognized on intangible assets amortized for income tax purposes but not for financial reporting purposes. The Company has reserved all of its domestic and international net deferred tax assets with a valuation allowance as of September 28, 2013 and December 29, 2012 in accordance with the provisions of FASB ASC 740, “Income Taxes," which requires an estimation of the recoverability of the recorded income tax asset balances. As of September 28, 2013, the Company has recorded $31.7 million of valuation allowances attributable to its net deferred tax assets.

The Company analyzes its uncertain tax positions pursuant to the provisions of FASB ASC 740 “Income Taxes.” There was no material activity related to the liability for uncertain tax positions during the thirteen and thirty-nine weeks ended September 28, 2013 and September 29, 2012, and the Company has determined it does not have any material uncertain tax positions requiring reserves at September 28, 2013.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2000. As of September 28, 2013, the Company has no income tax examinations in process.

6. Commitments and Contingencies

On January 10, 2012, Richard P. Nespola, the Company’s former chief executive officer, former chairman of the board and a former member of the Company’s Board of Directors, filed an action, Richard P. Nespola v. The Management Network Group, Inc., against the Company with the American Arbitration Association. In the action, Mr. Nespola claimed that the Company breached his employment agreement and an implied covenant of good faith and fair dealing by: (i) improperly deciding not to renew his employment agreement, and (ii) subsequently deciding to terminate his employment for cause. Mr. Nespola also claimed that the Company defamed him but subsequently withdrew that claim. An arbitration hearing on the action occurred in late October 2013. Mr. Nespola seeks in excess of $1.6 million in damages plus attorneys’ fees and costs. The Company has denied Mr. Nespola’s allegations, does not believe the action has any merit, and has defended against it vigorously. The Company is unable to reasonably estimate any possible loss or range of possible loss given the current status of the arbitration and given the inherent uncertainty in predicting an arbitration decision. A decision in this action is expected prior to January 31, 2014.

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

During fiscal year 2012, the Company renewed a purchase agreement, committing to purchase a minimum of $285,000 in computer software over a three year period ending in the first quarter of fiscal year 2015. As of September 28, 2013, the Company has an obligation of $143,000 remaining under this commitment.

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

Revenues are driven by the ability of our team to secure new project contracts and deliver those projects in a way that adds value to our clients in terms of return on investment or assisting clients to address a need or implement change. For the thirteen weeks ended September 28, 2013, revenues increased by approximately 5.2% from the prior year quarter to $13.4 million. For the thirty-nine weeks ended September 28, 2013, revenues increased 3.4% to $41.4 million from $40.1 million for the thirty-nine weeks ended September 29, 2012. For both the thirteen and thirty-nine week periods, the increase was driven primarily by improvements within the EMEA segment. Our international revenues were approximately 38.9% of total revenues for the thirty-nine weeks ended September 28, 2013 as compared to 29.3% for the thirty-nine weeks ended September 29, 2012. Our revenues are denominated in multiple currencies and may be impacted by currency rate fluctuations.

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

Gross margins were 37.4% in the thirty-nine weeks ended September 28, 2013 compared to 37.6% in the thirty-nine weeks ended September 29, 2012. In general, the most significant items that impact our margins include the mix of project types, utilization of personnel and competitive pricing decisions, including volume discounts.

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

Selling, general and administrative expenses were $5.0 million for the thirteen weeks ended September 28, 2013 compared to $4.7 million for the thirteen weeks ended September 29, 2012. Selling, general and administrative expenses during the thirteen weeks ended September 28, 2013 increased from the comparable 2012 period primarily due to additional non-cash compensation expense of $231,000 in connection with the performance-based non-vested shares granted in April 2013 as discussed in Note 3 to our unaudited consolidated financial statements. Selling, general and administrative expenses were $16.0 million for the thirty-nine weeks ended September 28, 2013 compared to $16.4 million for the thirty-nine weeks ended September 29, 2012. Selling, general and administrative expenses during the thirty-nine weeks ended September 28, 2013 decreased from the comparable 2012 period primarily due to proactive measures to lower salary and other personnel related costs and a reduction in travel and entertainment expenditures during the periods to better align the cost structure with our customer base and core revenue generating activities, partially offset by increased non-cash compensation expense of $522,000 related to the performance-based non-vested shares described above. We continue to evaluate selling, general and administrative expenses in an effort to maintain an appropriate cost structure relative to revenue levels.

We recorded net income of $30,000 and a net loss of $0.6 million for the thirteen and thirty-nine weeks ended September 28, 2013, respectively, compared to net income of $0.1 million and a net loss of $1.5 million for the thirteen and thirty-nine weeks ended September 29, 2012, respectively. The decrease in net income for the comparable thirteen week period and the reduction in net loss for the comparable thirty-nine week period are due to the factors described above. The rate of change in the communications industry, driving convergence of media and telecommunications, consolidation of providers and expanded deployment of wireless capabilities have added both opportunity and uncertainty for our clients. Consolidation within the sector tends to result in increased consolidation of competitors. The supply chain divisions within larger clients, given sector consolidation, also tend to reduce the number of vendors utilized and to negotiate volume programs with select preferred vendors. This activity could result in further price reductions, fewer client projects, under-utilization of consultants, reduced operating margins and loss of market share. Declines in our revenues can have a significant impact on our financial results. Although we have a flexible cost base comprised primarily of employee and related costs, there is a lag in time required to scale the business appropriately if revenues are reduced. In addition, our future revenues and operating results may fluctuate from quarter to quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, consultant utilization rates, general economic conditions and other factors.

Cash and cash equivalents increased by $0.1 million during the thirty-nine weeks ended September 28, 2013 due primarily to net cash provided by operating activities of $0.5 million offset by acquisitions of property and equipment of $0.4 million. At September 28, 2013, we had working capital of approximately $18.2 million, which is unchanged from December 29, 2012.

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

Impairment of Goodwill and Long-lived Assets - As of September 28, 2013, we had $8.1 million in goodwill, which is subject to periodic review for impairment. FASB ASC 350 "Intangibles-Goodwill and Other" requires an evaluation of indefinite-lived intangible assets and goodwill annually and whenever events or circumstances indicate that such assets may be impaired. The evaluation is conducted at the reporting unit level and compares the calculated fair value of the reporting unit to its book value to determine whether impairment has been deemed to occur. As of September 28, 2013, we have approximately $3.9 million and $4.2 million in goodwill allocated to the North America Telecom and EMEA reporting units, respectively. Any impairment charge would be based on the most recent estimates of the recoverability of the recorded goodwill. If the remaining book value assigned to goodwill in an acquisition is higher than the estimated fair value of the reporting unit, there is a requirement to write down these assets.

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

Revenue Recognition - We recognize revenues from time and materials consulting contracts in the period in which our services are performed. We recognized $4.1 million and $4.4 million in revenues from time and materials contracts during the thirteen weeks ended September 28, 2013 and September 29, 2012, respectively. We recognized $13.8 million and $14.8 million in revenues from time and materials contracts during the thirty-nine weeks ended September 28, 2013 and September 29, 2012, respectively. In addition to time and materials contracts, our other types of contracts include fixed fee contracts. We recognize revenues on milestone or deliverables-based fixed fee contracts and time and materials contracts not to exceed contract price using the percentage of completion-like method described by FASB ASC 605-35, "Revenue Recognition - Construction-Type and Production-Type Contracts." For fixed fee contracts where services are not based on providing deliverables or achieving milestones, we recognize revenues on a straight-line basis over the period during which such services are expected to be performed. During the thirteen weeks ended September 28, 2013 and September 29, 2012, we recognized $9.3 million and $8.3 million in revenues on fixed fee contracts, respectively. During the thirty-nine weeks ended September 28, 2013 and September 29, 2012, we recognized $27.6 million and $25.3 million in revenues on fixed fee contracts, respectively. In connection with some fixed fee contracts, we receive payments from customers that exceed recognized revenues. We record the excess of receipts from customers over recognized revenue as deferred revenue. Deferred revenue is classified as a current liability to the extent it is expected to be earned within twelve months from the date of the balance sheet.

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

We also develop, install and support customer software in addition to our traditional consulting services. We recognize revenues in connection with our software sales agreements under FASB ASC 985-605 “Software - Revenue Recognition”, utilizing the percentage of completion-like method described in FASB ASC 605-35. These agreements include software right-to-use licenses ("RTU's") and related customization and implementation services. Due to the long-term nature of software implementation and the extensive software customization based on normal customer specific requirements, both the RTU’s and implementation services are treated as a single element for revenue recognition purposes.

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

Accounting for Income Taxes - Accounting for income taxes requires significant estimates and judgments on the part of management. Such estimates and judgments include, but are not limited to, the effective tax rate anticipated to apply to tax differences that are expected to reverse in the future, the sufficiency of taxable income in future periods to realize the benefits of net deferred tax assets and net operating losses currently recorded and the likelihood that tax positions taken in tax returns will be sustained on audit. We account for income taxes in accordance with FASB ASC 740 "Income Taxes." As required by FASB ASC 740, we record deferred tax assets or liabilities based on differences between financial reporting and tax basis of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. FASB ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of September 28, 2013, cumulative valuation allowances in the amount of $31.7 million were recorded in connection with the net deferred income tax assets. As required by FASB ASC 740, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the guidance. Pursuant to FASB ASC 740, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As of September 28, 2013, we have no recorded liability for unrecognized tax benefits.

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

Research and Development and Software Development Costs - Software development costs are accounted for in accordance with FASB ASC 985-20, "Software - Costs of Software to Be Sold, Leased, or Marketed." Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, the date technological feasibility is reached, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. We capitalize development costs incurred during the period between the establishment of technological feasibility and the release of the final product to customers if such costs are material. During the thirteen weeks ended September 28, 2013 and September 29, 2012, software development costs of $179,000 and $80,000, respectively, were expensed as incurred. During the thirty-nine weeks ended September 28, 2013 and September 29, 2012, software development costs of $493,000 and $420,000, respectively, were expensed as incurred. No software development costs were capitalized during the thirteen or thirty-nine weeks ended September 28, 2013 or September 29, 2012.

Share-based Compensation Expense - We grant stock options and non-vested stock to our employees under stock incentive plans and also provide employees the right to purchase our stock at a discount pursuant to an employee stock purchase plan. The benefits provided under these plans are share-based payment awards subject to the provisions of FASB ASC 718, “Compensation-Stock Compensation.” Under FASB ASC 718, we are required to make significant estimates related to determining the value of our share-based compensation. If factors change and we develop different assumptions in the application of FASB ASC 718 in future periods, the compensation expense that we record under FASB ASC 718 may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation under FASB ASC 718. Changes in the subjective input assumptions can materially affect our estimates of fair values of our share-based compensation. Certain share-based payment awards, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, values may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. Although the fair value of employee share-based awards is determined in accordance with FASB ASC 718 and SEC’s Staff Accounting Bulletin (“SAB”) SAB No. 110 using an option pricing model, such value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

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

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED SEPTEMBER 28, 2013 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 29, 2012

REVENUES

Revenues increased 5.2% to $13.4 million for the thirteen weeks ended September 28, 2013 from $12.7 million for the thirteen weeks ended September 29, 2012. The increase in revenues was primarily related to our EMEA segment which experienced an increase in project volumes.

North America Segment - North America segment revenues decreased 9.1% to $8.4 million for the thirteen weeks ended September 28, 2013 from $9.2 million for the thirteen weeks ended September 29, 2012. The reduction in revenues was primarily related to a reduction in demand for subject matter expert consultant placements. During the thirteen weeks ended September 28, 2013, the North America segment provided services on 76 customer projects, compared to 86 projects performed in the thirteen weeks ended September 29, 2012. Average revenue per project was $111,000 in the thirteen weeks ended September 28, 2013, compared to $107,000 in the thirteen weeks ended September 29, 2012. Revenues recognized in connection with fixed price engagements totaled $5.6 million and $5.9 million for the thirteen weeks ended September 28, 2013 and September 29, 2012, representing 67.0% and 64.3% of the total revenues of the segment, respectively. There were no revenues from software licensing during both thirteen week periods ended September 28, 2013 and September 29, 2012.

EMEA Segment- EMEA segment revenues increased 43.0% to $5.0 million for the thirteen weeks ended September 28, 2013 from $3.5 million for the thirteen weeks ended September 29, 2012. The increase in revenues was primarily related to an increase in demand for consulting services and technical solutions. During the thirteen weeks ended September 28, 2013 and September 29, 2012, this segment provided services on 89 and 67 customer projects, respectively. Average revenue per project was approximately $49,000 and $42,000, respectively, for the thirteen weeks ended September 28, 2013 and September 29, 2012. Revenues from post-contract software related support services were approximately $630,000 and $697,000 for the thirteen weeks ended September 28, 2013 and September 29, 2012, respectively. Revenues from software licensing during the thirteen weeks ended September 28, 2013 and September 29, 2012 were immaterial.

For long-term managed service agreements, implementation efforts are often necessary to develop the software utilized to deliver the managed service. Such costs may include internal and external costs for coding or customizing systems and costs for conversion of client data. Specific, incremental and direct costs of implementation incurred prior to the services going live are deferred and amortized over the period that the related ongoing services revenue is recognized. During the thirteen weeks ended September 28, 2013, implementation costs of $270,000 and all associated revenues related to an EMEA segment managed services contract was deferred. No implementation costs related to managed services contracts were deferred during the thirteen weeks ended September 29, 2012.

COST OF SERVICES

Cost of services increased 6.9% to $8.4 million for the thirteen weeks ended September 28, 2013 from $7.8 million for the thirteen weeks ended September 29, 2012. Our gross margin was 37.7% for the thirteen weeks ended September 28, 2013 compared to 38.6% for the thirteen weeks ended September 29, 2012. Cost of services during the thirteen weeks ended September 28, 2013 was $5.2 million and $3.2 million in our North America and EMEA segments, respectively. Cost of services during the thirteen weeks ended September 29, 2012 was $5.6 million and $2.2 million in our North America and EMEA segments, respectively. Our North America segment gross margin was 38.8% for the thirteen weeks ended September 28, 2013 compared to 39.4% for the thirteen weeks ended September 29, 2012. The decrease in gross margin in the third quarter of 2013 as compared to the same period of 2012 in our North America segment is primarily due to pricing pressure by client supply chain groups for placement of subject matter experts. Our EMEA segment gross margin was 35.7% for the thirteen weeks ended September 28, 2013, compared to 36.6% for the thirteen weeks ended September 29, 2012. The decrease in gross margin in the EMEA segment is primarily related to the utilization of more independent consultants during the third quarter of 2013 as compared to the same period of 2012, which resulted in a more expensive mix of resources.

OPERATING EXPENSES

Selling, general and administrative expenses increased 5.2% to $5.0 million for the thirteen weeks ended September 28, 2013, from $4.7 million for the thirteen weeks ended September 29, 2012. This increase is primarily due to additional non-cash compensation expense of $231,000 in connection with the performance-based non-vested shares granted in April 2013 as discussed in Note 3 to our unaudited consolidated financial statements.

INCOME TAXES

During the thirteen weeks ended September 28, 2013 and September 29, 2012, the Company recorded income tax provisions of $20,000 and $30,000, respectively. The income tax provisions for both periods are related to deferred taxes recognized on goodwill amortized for income tax purposes but not for financial reporting purposes. For the thirteen weeks ended September 28, 2013 and September 29, 2012, we recorded no income tax benefit related to our domestic and international pre-tax losses in accordance with the provisions of FASB ASC 740, "Income Taxes", which requires an estimation of our ability to use recorded deferred income tax assets. We currently have recorded a valuation allowance against all domestic and international deferred income tax assets generated due to uncertainty about their ultimate realization as a result of our history of operating losses. If we continue to report net operating losses for financial reporting in either our domestic or international operations, no additional tax benefit would be recognized for those losses, since we will not have accumulated enough positive evidence to support our ability to utilize the net operating loss carry-forwards in the future.

NET INCOME

We recorded net income of $30,000 and $0.1 million for the thirteen weeks ended September 28, 2013 and September 29, 2012, respectively.

THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2013 COMPARED TO THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 2012

REVENUES

Revenues increased 3.4% to $41.4 million for the thirty-nine weeks ended September 28, 2013 from $40.1 million for the thirty-nine weeks ended September 29, 2012. The increase in revenues was primarily related to our EMEA segment which experienced an increase in project volumes.

North America Segment - North America segment revenues decreased 10.9% to $26.5 million for the thirty-nine weeks ended September 28, 2013 from $29.8 million for the thirty-nine weeks ended September 29, 2012. The reduction in revenues was primarily related to a reduction in demand for strategic consulting services and subject matter expert placements. During the thirty-nine weeks ended September 28, 2013, the North America segment provided services on 135 customer projects, compared to 142 projects performed in the thirty-nine weeks ended September 29, 2012. Average revenue per project was $197,000 in the thirty-nine weeks ended September 28, 2013, compared to $210,000 in the thirty-nine weeks ended September 29, 2012. Revenues recognized in connection with fixed price engagements totaled $17.1 million and $19.2 million for the thirty-nine weeks ended September 28, 2013 and September 29, 2012, representing 64.5% and 64.3% of the total revenues of the segment, respectively. There were no revenues from software licensing during both thirty-nine week periods ended September 28, 2013 and September 29, 2012.

EMEA Segment- EMEA segment revenues increased 44.9% to $14.9 million for the thirty-nine weeks ended September 28, 2013 from $10.2 million for the thirty-nine weeks ended September 29, 2012. The increase in revenues was primarily related to an increase in demand for consulting services and technical solutions. During the thirty-nine weeks ended September 28, 2013 and September 29, 2012, this segment provided services on 168 and 127 customer projects, respectively. Average revenue per project was approximately $77,000 and $64,000, respectively, for the thirty-nine weeks ended September 28, 2013 and September 29, 2012. Revenues from post-contract software related support services were approximately $1.9 million and $2.2 million for the thirty-nine weeks ended September 28, 2013 and September 29, 2012, respectively. Revenues from software licensing during the thirty-nine weeks ended September 28, 2013 and September 29, 2012 were immaterial.

COST OF SERVICES

Cost of services increased 3.7% to $25.9 million for the thirty-nine weeks ended September 28, 2013 from $25.0 million for the thirty-nine weeks ended September 29, 2012. Our gross margin was 37.4% for the thirty-nine weeks ended September 28, 2013 compared to 37.6% for the thirty-nine weeks ended September 29, 2012. Cost of services during the thirty-nine weeks ended September 28, 2013 was $16.5 million and $9.4 million in our North America and EMEA segments, respectively. Cost of services during the thirty-nine weeks ended September 29, 2012 was $18.1 million and $6.9 million in our North America and EMEA segments, respectively. Our North America segment gross margin was 37.9% for the thirty-nine weeks ended September 28, 2013 compared to 39.2% for the thirty-nine weeks ended September 29, 2012. The decrease in gross margin in the first three quarters of 2013 as compared to the same period of 2012 in our North America segment is primarily due to a reduction in both revenues and utilization within our strategy consulting practice and increased pricing pressure by client supply chain groups for placement of subject matter experts. Our EMEA segment gross margin was 36.6% for the thirty-nine weeks ended September 28, 2013, compared to 32.8% for the thirty-nine weeks ended September 29, 2012. The increase in gross margin in the EMEA segment is primarily related to increases in revenues per project and higher staff utilization.

OPERATING EXPENSES

Selling, general and administrative expenses decreased 2.5% to $16.0 million for the thirty-nine weeks ended September 28, 2013, from $16.4 million for the thirty-nine weeks ended September 29, 2012. This decrease is primarily related to proactive measures taken by us to lower salary and other personnel related costs and reduce travel and entertainment expenditures to better align our cost structure with our customer base and core revenue generating activities, partially offset by additional non-cash compensation expense of $522,000 related to the performance-based non-vested shares described above.

INCOME TAXES

During the thirty-nine weeks ended September 28, 2013 and September 29, 2012, the Company recorded income tax provisions of $59,000 and $90,000, respectively. The income tax provisions for both periods are related to deferred taxes recognized on goodwill amortized for income tax purposes but not for financial reporting purposes. For the thirty-nine weeks ended September 28, 2013 and September 29, 2012, we recorded no income tax benefit related to our domestic and international pre-tax losses in accordance with the provisions of FASB ASC 740, "Income Taxes", which requires an estimation of our ability to use recorded deferred income tax assets. We currently have recorded a valuation allowance against all domestic and international deferred income tax assets generated due to uncertainty about their ultimate realization as a result of our history of operating losses. If we continue to report net operating losses for financial reporting in either our domestic or international operations, no additional tax benefit would be recognized for those losses, since we will not have accumulated enough positive evidence to support our ability to utilize the net operating loss carry-forwards in the future.

NET LOSS

We recorded a net loss of $0.6 million for the thirty-nine weeks ended September 28, 2013, compared to a net loss of $1.5 million for the thirty-nine weeks ended September 29, 2012.

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

RECONCILIATION OF GAAP NET INCOME (LOSS) TO NON-GAAP ADJUSTED NET INCOME (LOSS)
(unaudited)
(in thousands, except per share data)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012

Reconciliation of GAAP net income (loss) to non-GAAP adjusted net income (loss):
GAAP net income (loss)	$30	$142	$(579)	$(1,452)

Depreciation and amortization	168	181	503	589
Non-cash share based compensation expense	235	3	533	10
Tax effect of applicable non-GAAP adjustments (1)	20	30	59	90
Adjustments to GAAP net income (loss)	423	214	1,095	689

Non-GAAP adjusted net income (loss)	$453	$356	$516	$(763)

Reconciliation of GAAP net income (loss) per diluted common share to non-GAAP adjusted net income (loss) per diluted common share:
GAAP net income (loss) per diluted common share	$0.00	$0.02	$(0.08)	$(0.20)

Depreciation and amortization	0.03	0.03	0.07	0.08
Non-cash share based compensation expense	0.03	0.00	0.07	0.00
Tax effect of applicable non-GAAP adjustments (1)	0.00	0.00	0.01	0.01
Adjustments to GAAP net income (loss) per diluted common share	0.06	0.03	0.15	0.09

Non-GAAP adjusted net income (loss) per diluted common share	$0.06	$0.05	$0.07	$(0.11)

Weighted average shares used in calculation of Non-GAAP adjusted net income (loss) per diluted common share	7,216	7,107	7,189	7,100

(1)
The Company calculated the tax effect of non-GAAP adjustments by applying an applicable estimated jurisdictional tax rate to each specific non-GAAP item after consideration of the Company’s valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $0.5 million for the thirty-nine weeks ended September 28, 2013 while net cash used in operating activities was $2.5 million for the thirty-nine weeks ended September 29, 2012. For the thirty-nine weeks ended September 28, 2013, cash provided by operating activities was primarily the result of $0.4 million of positive cash flows due to the results of operations (after adding back non-cash items to our net loss). During the thirty-nine weeks ended September 29, 2012, cash used in operating activities was the result of $0.8 million of negative cash flows due to the results of operations (after adding back non-cash items to our net loss) plus increases in net working capital other than cash of $1.7 million, primarily due to an increase in accounts receivable and decreases in accounts payable, partially offset by a decrease in prepaid and other assets and an increase in deferred revenue.

Net cash used in investing activities was $404,000 and $181,000 for the thirty-nine weeks ended September 28, 2013 and September 29, 2012, respectively, and is related to the purchase of office equipment, software and computer equipment.

Net cash provided by financing activities was $22,000 and $18,000 for the thirty-nine weeks ended September 28, 2013 and September 29, 2012, respectively, and is related to the issuance of stock through the employee stock purchase plan.

At September 28, 2013, we had approximately $12.3 million in cash and cash equivalents and $18.2 million in net working capital. At September 28, 2013, $2.5 million of our cash and cash equivalents were denominated in British pounds sterling, which we would be able to repatriate, if needed, without any negative U.S. income tax consequences. We believe we have sufficient cash and cash equivalents to meet anticipated cash requirements, including anticipated capital expenditures for at least the next 12 months. Furthermore, based on an analysis of our investments classified as cash equivalents, we do not believe that we have any material risk related to the liquidity or valuation of these investments, nor do we believe that we have any material counterparty credit risk related to these investments. Should our cash and cash equivalents prove insufficient, we may need to obtain new debt or equity financing to support our operations or complete acquisitions. In recent years, credit and capital markets have experienced unusual volatility and disruption. If we need to obtain new debt or equity financing to support our operations or complete acquisitions in the future, we may be unable to obtain debt or equity financing on reasonable terms. We have established a flexible model that provides a lower fixed cost structure than most consulting firms, enabling us to scale operating cost structures more quickly based on market conditions, although there is a lag in time required to scale the business appropriately if revenues are reduced. Our strong balance sheet has enabled us to make acquisitions and related investments in intellectual property and businesses we believe are enabling us to capitalize on the current transformation of the industry; however, if demand for our consulting services is reduced and we experience negative cash flow, we could experience liquidity challenges at some point in the future.

FINANCIAL COMMITMENTS

During fiscal year 2012, the Company renewed a purchase agreement, committing to purchase a minimum of $285,000 in computer software over a three year period ending in the first quarter of fiscal year 2015. As of September 28, 2013, the Company has an obligation of $143,000 remaining under this commitment.

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

A review and evaluation was performed by our management, including the person serving as our Chief Executive Officer and Chief Financial Officer (the “CEO and CFO”), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon this evaluation, the Company’s CEO and CFO has concluded that the Company’s disclosure controls and procedures were effective as of September 28, 2013.

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 28, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On January 10, 2012, Richard P. Nespola, the Company’s former chief executive officer, former chairman of the board and a former member of the Company’s Board of Directors, filed an action, Richard P. Nespola v. The Management Network Group, Inc., against the Company with the American Arbitration Association. In the action, Mr. Nespola claimed that the Company breached his employment agreement and an implied covenant of good faith and fair dealing by: (i) improperly deciding not to renew his employment agreement, and (ii) subsequently deciding to terminate his employment for cause. Mr. Nespola also claimed that the Company defamed him but subsequently withdrew that claim. An arbitration hearing on the action occurred in late October 2013. Mr. Nespola seeks in excess of $1.6 million in damages plus attorneys’ fees and costs. The Company has denied Mr. Nespola’s allegations, does not believe the action has any merit, and has defended against it vigorously. The Company is unable to reasonably estimate any possible loss or range of possible loss given the current status of the arbitration and given the inherent uncertainty in predicting an arbitration decision. A decision in this action is expected prior to January 31, 2014.

We have not been subject to any material new litigation since the filing on March 29, 2013 of our 2012 Form 10-K.

ITEM 1A.  RISK FACTORS

Not applicable

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

(a) Exhibits

Exhibit 10.1	First Amendment to Lease between SG 2007-FL14 NJOP Holdings LLC and the Company, dated June 19, 2013.

Exhibit 31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certifications furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	101.INS XBRL Instance Document
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

The Management Network Group, Inc.
(Registrant)

Date: November 12, 2013	By	/s/ Donald E. Klumb
(Signature)
Donald E. Klumb
Chief Executive Officer (Principal executive officer),
President, and Chief Financial Officer (Principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

Exhibit 10.1	First Amendment to Lease between SG 2007-FL14 NJOP Holdings LLC and the Company, dated June 19, 2013.

Exhibit 31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certifications furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	101.INS XBRL Instance Document
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF XBRL Taxonomy Extension Definition Linkbase Document
101.LAB XBRL Taxonomy Extension Label Linkbase Document
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

