Form 10-K
period 2013-12-28
MANAGEMENT NETWORK GROUP, INC.
filed 2014-03-28
CIK 1094814

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 28, 2013

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

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:

(913) 345-9315

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
COMMON STOCK, $.005 PAR VALUE PER SHARE	The NASDAQ STOCK MARKET, LLC
PREFERRED STOCK PURCHASE RIGHTS	The NASDAQ STOCK MARKET, LLC

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, as of June 29, 2013 was approximately $11,700,000. Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded for purposes of this calculation. The treatment of such holders as affiliates for purposes of this calculation is not intended as a conclusive determination of affiliate status for other purposes. As of March 21, 2014, the Registrant had 8,762,530 shares of common stock, par value $0.005 per share (the Common Stock), issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be provided in Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K is hereby incorporated by reference from our definitive 2014 proxy statement which will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 28, 2013.

THE MANAGEMENT NETWORK GROUP, INC.

FORM 10-K

Exhibits

Specimen Stock Certificate

Form of Restricted Stock Award

List of Subsidiaries

Consent of Independent Registered Public Accounting Firm

302 Certification of Chief Executive and Chief Financial Officer

Section 906 Certification

PART I

On February 3, 2014, The Management Network Group, Inc. announced that it will operate around the world under the unified brand name "Cartesian". When used in this report, unless the context requires otherwise, the terms "Cartesian," "TMNG," "TMNG Global," "we," "us," "our" or the "Company" refer to The Management Network Group, Inc. and its subsidiaries.

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

Forward-looking statements involve risks and uncertainties and are not guarantees of future performance or results. Our actual financial condition, results of operations or business may vary materially from those contemplated by such forward looking statements. Investors are cautioned not to place undue reliance on any forward-looking statements. Factors that might affect actual results, performance, or achievements include, among other things, the factors described in "Risks Related to Current Economic Conditions and Technology" in Item 1 below and the following factors:

•	the Company's ability to successfully implement the strategic relationship with Elutions, Inc.;

•	the final outcome of the arbitration proceeding with the Company’s former chief executive officer;

•	conditions in the industry sectors that we serve, including the economic conditions in such industry sectors, that can result in slowing client decisions on proposals and project opportunities along with scope reduction of existing projects, and business consolidations, which can result in further price reductions and fewer client projects;

•	the financial condition and business strategies of our customers in the communications, digital media and technology industries and the investment banking and private equity firms investing in the communications industry;

•	overall economic and business conditions, including the current economic slowdown;

•	the level of demand for our services;

•	the potential continuation or recurrence of recent losses from operations, negative cash flow and reductions in our cash reserves;

•	our ability to retain the limited number of large clients that constitute a major portion of our revenues;

•	fluctuations in our quarterly operating results;

•	our ability to reduce our cost structure to align with reduced demand and to control costs under fixed fee contracts, which make up a substantial portion of our business;

•	our ability to compete in intensively competitive markets, including our ability to address actions by competitors that could render our services less competitive, such as increasing price competition in recent years, which may cause our revenues, gross profits and income to decline;

•	our ability to address the challenges of conducting business in foreign countries, including risks of unfavorable foreign currency exchange rates or fluctuations and changes in local laws;

•	the possibility of further impairments of goodwill if our financial performance does not meet or exceed our projections used to value the assets or if there is a further decline in our stock price;

•	our ability to successfully integrate acquisitions and to successfully locate new acquisition candidates;

•	our level of cash and non-cash expenditures;

•	technological advances and competitive factors in the markets in which we compete;

•	the possibility of the cancellation of key client contracts, which may be cancelled on short notice;

•	the ability to successfully launch new product and market initiatives;

•	the ability to retain key management and consulting personnel;

•	the possible reclassification of our independent contractors as full-time employees by the taxing and/or labor and employment authorities of competent jurisdiction;

•	the possibility of professional liability claims and costs and potential liability relating to such claims and other litigation affecting the Company;

•	the loss of key intellectual property;

•	our ability to satisfy the continued listing requirements of the NASDAQ Stock Market; and

•	the possibility that our ability to utilize tax net operating loss carryforwards to offset future taxable income will be limited if we are deemed to have an ownership change as defined by Section 382 of the Internal Revenue Code.

Other factors that we have not identified in this document could also have this effect. All forward-looking statements made in this Annual Report on Form 10-K are made as of the date hereof. We will not necessarily update the information in this Annual Report on Form 10-K if any forward-looking statement later turns out to be inaccurate.

ITEM 1.	BUSINESS

GENERAL

Subsequent to the end of fiscal year 2013, TMNG Global announced that it had refined its organizational structure (see “Business Segments” in Item 1) and that it will now operate around the world under the unified brand name “Cartesian”, and has retired its operating unit brands, TMNG Global, CSMG and Cartesian.

Cartesian, a Delaware corporation, founded in 1990, is a leading provider of professional services and technical solutions to the global leaders in the communications, digital media, and technology industries. We offer a fully integrated suite of offerings including strategy, management, marketing, operational, and technology consulting services, as well as software solutions and application development (see "Services" in this Item 1). We have consulting experience in virtually every major aspect of managing and operating a global communications company. Our heritage of industry knowledge and deep technical and operational expertise has allowed us to continually enhance the software solutions and proprietary toolsets that enable our advisory, analytical, operational, and technical support. In this way, our clients can leverage our expertise to optimize their performance, improve cash flow and gain sustainable competitive advantage in the market.

Our clientele includes a variety of businesses whose products, services and interests are focused on the evolution of the communications industry, including communications service providers, cable multiple systems operators (MSOs) as well as technology companies, media and entertainment companies, and financial services firms that invest in the communications industry. Our clients are principally located in the United States, United Kingdom and Western Europe. We believe we are unique in our ability to provide a comprehensive business and technology solution to the communications industry, including strategy consulting and business planning, organizational development, market research and analysis, product/service definition and launch, customer acquisition and retention, program management, technical support, process modeling and software solutions for business support systems and operations support systems. Our software and application development capabilities are evolving both organically and through strategic partnerships with product focused companies.

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

We have strengthened Cartesian's technology consultancy services and broadened our software solutions through our Ascertain® software, an innovative and modular software suite whose foundations feature advanced revenue assurance and data integrity tools that when customized and integrated into client environments support fixed, wireless, internet service provider (“ISP”), data and content environments. Ascertain reflects an intellectual property investment of over 15 years and we are refining and reinventing the software to meet the needs of today’s and future challenges. We are investing further in defining our go-to-market offerings that are built with technology at the core. These offerings are characterized by both monthly recurring revenue and higher margins, and success in growing our sales of these offerings will drive sustainability and predictability into our business model. Our new organizational structure is better designed to implement a software as a service (“SaaS”) model. We continue to harness the power of Ascertain to complement big data initiatives and overlay prebuilt solutions that will allow our customers to unlock the value of their data in real time. Ascertain is already embedded in a significant number of our large clients.

We have diversified our client base organically by building a cable and broadband practice. With the convergence of this industry around multiple video, data and voice service offerings, we are applying our traditional expertise in complex business processes, billing management, and mediation, as well as in leading functional areas like program management offices, across the global converging communications marketplace. We have developed solutions to assist content providers and media companies as they cope with the operational complexities of launching new products and services; attempt to streamline their business systems and processes following merger and acquisition activity; and address product lifecycle issues in the wake of competitive pressures. We have also provided program management, business process, service assurance and leadership teams for cable MSO's as they launch new digital voice product and service rollouts, including voice over internet protocol offerings, and focus on their 4G wireless launch through partnerships.

As the industry continues to evolve, including the recent transformational movement of business IT infrastructures to cloud environments and the development of “Big Data Analytics”, Cartesian expects to evolve and leverage its long history of engagement experience with clients to continue to evolve its software, develop new methodologies, and selectively expand its base of employee consultants.

Strategic alliance partnerships are a key element of our strategy. To complement our focus on leveraging our Ascertain software at the core of our offerings to build a more sustainable model, we also leverage third party platforms. On February 25, 2014, we entered into a strategic alliance and Investment Agreement with Elutions, Inc. ("Elutions"), a provider of operational business intelligence solutions. The terms of the Investment Agreement are detailed in Footnote 12, Subsequent Events, in the Notes to the Consolidated Financial Statement included in Item 8, Consolidated Financial Statements, of this report. Also, the Investment Agreement is incorporated by reference to Exhibit 10.26 to this report. With regard to the commercial relationship, Elutions is an established firm and a leading provider of smart building and smart asset management solutions for energy management. Elutions uniquely combines technology and expertise to enable an M2M automated control and optimization of commercial and technical sites in a manner that can deliver significant energy savings with existing building infrastructure by optimizing use. Elutions’ end-to-end solution includes web-enabled application software, wireless and wireline networking hardware, energy management bureau services and engineering and integration services. In the communications sector that we primarily serve, energy consumption is a large and often sub-optimized component of operating costs and an area that continues to escalate as service providers invest in areas like datacenters. Together with Elutions, our joint value proposition is compelling and involves energy savings combined with operational intelligence and improvement with limited investment combined with a rapid payback for our clients. We currently expect to be an exclusive partner to the communications sector in North America for Elutions and also plan to have significant commercial activity in the UK and European markets. Initially in the partnership, Cartesian will initially provide lead generation to Elutions, assist with sales and marketing activities, prime contracts for Elutions with our clients, program manage the solution, and work with Elutions to deliver additional energy savings and operational benefits through the term of each customer managed service contract. Ultimately, Cartesian and Elutions intend to work jointly on evolving the product by utilizing joint software capabilities and capacities. This relationship creates a new growth avenue for Cartesian that is closely adjacent to our skill sets and leverages our existing client relationships.

MARKET OVERVIEW

The global communications industry is consolidating and evolving around a convergence of voice, data and video or content-based communications. Market factors including slowing growth rates in the markets we serve, regulatory decisions, new technologies, especially wireless devices and applications and social media, industry consolidation and the migration to cloud computing have stimulated growth and new investment in the sector. These dynamics are bringing new competitors to the market, such as Apple, Google and Netflix, challenging existing industry competitors to explore new business models, and driving consolidation within sectors such as traditional wireline and wireless telecommunications. In addition, cable communications companies that primarily offered video services historically are now positioning themselves as providers of voice and other data and content services. Wireline, wireless and cable companies alike are focused on convergence and partnering - where any type of content or application can be delivered seamlessly across fixed or mobile networks.

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

It has been our experience that because the expertise necessary to address the market's needs is typically outside communications companies’ core competencies, they must ultimately either recruit and employ talent with the necessary experience or retain outside specialists. Additionally, the convergence of the communications, media and entertainment industries has brought forth many new competitors from outside the traditional communications industries who we believe do not possess the experience or skill sets needed to execute new business plans. We believe due to the range of expertise required and the time and expense associated with hiring and training new personnel, bringing expertise in-house is often not a viable option. We believe customers will continue to contract with consultative firms or outsource some of the expertise required to adapt to new environments and capitalize on new technologies now emerging, while maintaining a cost effective structure. When retaining outside specialists, we believe communications companies need experts who fully understand the communications industry and can provide timely and unbiased advice and recommendations for cost-effective solutions, including big data analytics and expense avoidance. Cartesian has positioned its business to respond to these anticipated needs.

BUSINESS STRATEGY

Our objectives are three-fold. First, is to establish ourselves as the consulting company of choice to the global leaders in the communications, digital media, and technology industries, which includes the service providers, content creators, and technology companies that serve the industry and the financial services and investment banking firms that invest in the sector. In 2013 and continuing in the near term, we are placing greater emphasis on cultivating our top client relationships and these clients’ most strategic initiatives, with the goal of expanding market penetration and our share of business with these clients. We also continue to investigate opportunities with other, smaller clients that offer a high probability of a return on our business development investment. Secondly, we are evaluating ways to best evolve our software platform and expand our solutions to the sector, and third we look to develop software partnerships as appropriate to leverage products that complement our software solutioning. The following are detailed strategies we have adopted to pursue our objectives.

- Develop and evolve offerings, solutions and thought leadership

We plan to continue expanding and evolving our end-to-end solutions both organically and through alliance partners. Expanding our consulting and technical solutions involves building the capabilities that support change elements in the adoption of IP and wireless technology, support of convergence of communications with media and content, with emphasis on wireless, and the migration of IT environments to cloud computing platforms. We plan to continue to extend our product and service offerings to the communications, digital media and technology industries. We believe service providers will be strategically focused on the following key initiatives: adding, bundling and converging service offerings (i.e., wireline, wireless, high-speed data and video); reduction of costs and driving operational efficiency; reassessment of core competencies in order to leverage strengths and minimize weaknesses; migration to new technologies - next generation wireless and IP and driving efficiency in their business models while spending less on information technology in the near term, given the current economic environment. We also believe that our clients will expand service offerings through cloud IT environments and look to such environments to reduce operating costs. We have expanded our strategic and operating expertise surrounding the creation and operation of cloud infrastructure and services. Our solutions will assist clients in redefining their competitive position, launching new products and services and generating revenues through integrated offerings. Such offerings will also be focused on increasing clients' efficiencies in these transformations. We will also continue to strengthen our position with clients by leveraging our embedded software-based solutions, including Ascertain and Ascertain-based solutions, including through development of applications based on these solutions in such areas as mobile handset recapture and leasing. We are also expanding our offerings to include managed services, with partners like Elutions, as previously discussed and further highlighted, surrounding these initiatives.

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

We enhance consultants' existing skill sets with proprietary toolsets that provide methodologies they use to augment their experience and help analyze and solve clients' problems. We utilize a network of databases to serve as a knowledge base, enabling consultant collaboration on engagements and providing support information and updates of Cartesian current toolsets and releases of next generation tools. Finally, we continue to manage our flexible and unique employee and independent subject matter expert model to maximize skill set offerings, while minimizing the effect of non-billable consultant time.

- Enhance our geographic presence

We plan to further enhance our presence beyond the United States and United Kingdom, with emphasis on current top revenue generating clients on the European continent. We believe the competitive market expertise of our U.S. consultants can be a key factor for foreign companies facing the business issues associated with deregulation and competition, especially in Europe. We believe Cartesian Limited and our strategy consulting expertise strengthen Cartesian's presence and capabilities in key European markets.

- Increase penetration within top revenue-generating clients

In response to the economic downturn, we adjusted our sales strategy to focus on increasing the number of engagements within our top revenue-generating clients and minimize new business related costs. The approach included volume pricing arrangements and was designed to give us both revenue visibility and add efficiency to the model so as to ensure optimum utilization of our consultant base. In fiscal year 2013, 83% of our revenues came from our ten most significant customers, up from 82% in fiscal year 2012.

- Strengthen alliances and partnerships to expand our reach and offerings

We have a history of effective partnerships with large software and managed services firms. We intend to seek to enhance our position with select partners that best complement our business as we pursue our strategic objectives.

Subsequent to the close of fiscal year 2013, the Company announced it has entered into a commercial partnership and an investment agreement with Elutions, Inc., a provider of operational business intelligence solutions that significantly improve energy efficiency, asset performance and workforce productivity. Through the partnership, Cartesian is positioned to help its North American and European clients drive significant energy and operational savings through implementing Elutions’ proven Smart Buildings and Smart Assets solutions in combination with Cartesian’s managed solutions capabilities.

SERVICES

Cartesian provides a robust portfolio of strategic, management, and technical consulting, as well as products, services and technical solutions, to the communications industry worldwide, including:

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

- Revenue and Cost Management

Revenue management is now evolving into a proactive discipline covering cost reduction and optimization as well as profitability enhancement. Cartesian applies its robust revenue management methodologies to all phases of the service activation and revenue processes and approaches revenue assurance from an end-to-end, order-to-cash perspective. Proprietary toolsets, combined with in-depth operational expertise and a track record of success have proven to be the winning formula to enable our clients to generate significant cash flow improvements.

As mentioned, Cartesian has expanded its suite of revenue assurance assessment tools to include Ascertain®, a flexible, scalable, configurable revenue management and data integrity toolset that provides timely evaluation of processes, metrics and control points. A fifth generation platform developed by the revenue assurance experts at Cartesian, Ascertain ® is among the industry's most widely deployed revenue assurance tools in Europe and is able to support fixed, wireless, ISP, data, and content environments.

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

- Corporate Investment Services

We provide a wide range of services to investment banking and private equity firms in connection with investments and mergers and acquisitions in the communications industry. Services include evaluation of management teams and business plans, identification of strengths and weakness of the other company, and analyses of the company's financial models, systems, products and operational and business processes. Post-investment support is also provided to help customers in the optimization of their investment.

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

In addition, the European markets continue to face challenges and regulatory environments are evaluating new policies to support significant growth in wireless and broadband services. In addition, the rate of change brought about by new technology within the communications and media sector and related impact on our clients' business models may cause our clients to cancel or delay consulting initiatives. Our efforts to down-size, when necessary, in a manner intended to mirror a downturn in economic conditions, could encounter delays and be costly. In addition, global economic change could add to volatility in foreign exchange rates, result in further reduced demand for our services, cause continued pricing pressure and possible project cancellations or delays, and possibly reduce revenues and operating margins as a result of price reduction pressures for our services.

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

During fiscal year 2013, we utilized approximately 398 consultants, representing a combination of employee client service personnel and independent contracting firms. Of these, 317 were employee consultants and approximately 81 were working on engagements for us primarily through independent subcontracting firms. In addition to the consultants, we have an administrative staff of approximately 42 employees in the accounting and finance, marketing, recruiting, information technology, human resources, legal and administrative areas. As of December 28, 2013, we had 283 total employees, of which 222 were full-time.

BUSINESS SEGMENTS

We identify our segments based on the way management organizes the business to assess performance and make operating decisions regarding the allocation of resources. In accordance with FASB ASC 280 "Segment Reporting," we have concluded that we have two reportable segments: the North America segment and the EMEA segment. During the fiscal year ended December 28, 2013, the North America segment was comprised of three operating segments (Strategy, North America Cable and Broadband, and North America Telecom), which were aggregated into one reportable segment based on the similarity of their economic characteristics. Beginning in January 2014, the three operating segments within North America were integrated to better align the Company’s go-to-market and service delivery capabilities and to maximize opportunities in serving telecommunications, media and technology customers. The EMEA segment is a single reportable, operating segment that encompasses the Company's operational, technology and software consulting services outside of North America. Both reportable segments offer management consulting, custom developed software, and technical services.

For a discussion of operating results by segment, please see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 5, Business Segments, Major Customers and Significant Group Concentrations of Credit Risk, in the Notes to the Consolidated Financial Statements included in Item 8 “Consolidated Financial Statements” of this report.

MAJOR CUSTOMERS

Since our inception, we have provided services to over a thousand domestic and international customers, primarily communication service providers and large technology and applications firms serving the communications industry and financial firms that invest in the sector. In recent years, we have added to our base of customers with cable, media and entertainment clients looking to leverage communications infrastructure to deliver offerings to the market. We depend on a small number of key customers for a significant portion of revenues. For fiscal year 2013, four customers accounted for 22%, 19%, 12% and 10%, respectively, of our revenues. No other single customer accounted for 10% or more of our revenues. Also during fiscal year 2013, our top ten customers accounted for approximately 83% of total revenues. We generally provide discounted pricing for large projects on fixed commitments with long-term customers. Because our clients typically engage services on a project basis, their needs for services vary substantially from period to period.

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

FOREIGN MARKETS

A substantial portion of our business is conducted in foreign markets and a substantial portion of our revenues and costs are derived from our international business. Our international revenues in the fiscal year ended December 28, 2013 represented 40.7% of our total revenues, up from 30.6% in the same period of 2012. For information on results of operations and assets by geographic location, please see Note 5, Business Segments, Major Customers and Significant Group Concentrations of Credit Risk, in the Notes to the Consolidated Financial Statements included in Item 8 “Consolidated Financial Statements” of this report. Our international operations expose us to a number of business and economic risks, including unfavorable foreign currency exchange rates or fluctuations; our ability to protect our intellectual property; the impact of foreign laws, regulations and trade customs; U.S. and foreign taxation issues; potential limits on our ability to repatriate foreign profits; and general political and economic trends, including the potential impact of terrorist attacks or international hostilities. If we are unable to achieve anticipated levels of revenues from or efficiently manage our international operations, our overall revenues and profitability may decline.

INTELLECTUAL PROPERTY

Our success is dependent, in part, upon proprietary processes and methodologies. We rely upon a combination of copyright, trade secret, and trademark law to protect our intellectual property. Additionally, employees and consultants sign non-disclosure agreements to assist us in protecting our intellectual property. We utilize the tradename "Cartesian" in our business. Solely for convenience, trademarks and trade names referred to in this Form 10-K may appear without the ® or tm symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extend under applicable law, our rights, or the rights of the applicable licensor to these trademarks and trade names.

SEASONALITY

In the past, we have experienced seasonal fluctuations in revenues in the fourth quarter due primarily to the fewer number of business days because of the holiday periods occurring in that quarter. We continue to experience fluctuations in revenue in the fourth quarter and with global expansion, may experience fluctuations in summer months and other holiday periods.

WEBSITE ACCESS TO INFORMATION

Our internet website address is www.cartesian.com. We make available free of charge through our website all of our filings with the Securities and Exchange Commission ("SEC"), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC. The charters of our audit, nominating and compensation committees and our Code of Business Conduct are also available on our website and in print to any stockholder who requests them.

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

Location	Sq. Feet	Lease Expiration
McLean, Virginia	4,881	July 2019
Boston, Massachusetts	11,763	April 2016
Somerset, New Jersey	2,910	May 2017
London, England	11,825	November 2015

We have two separate sublease agreements with two unrelated third parties on a combined total of 3,885 square feet of office space in the London Gate Street property through October 2015.

ITEM 3.	LEGAL PROCEEDINGS

On January 10, 2012, Richard P. Nespola, the Company’s former chief executive officer, former chairman of the board and a former member of the Company’s Board of Directors, filed an action, Richard P. Nespola v. The Management Network Group, Inc., against the Company with the American Arbitration Association. In the action, Mr. Nespola claims, among other things, that the Company breached his employment agreement and an implied covenant of good faith and fair dealing by: (i) improperly deciding not to renew his employment agreement, and (ii) subsequently deciding to terminate his employment for cause. Mr. Nespola seeks in excess of $1.6 million in damages plus attorneys’ fees and costs.

On March 3, 2014, the arbitrator in the proceeding issued an interim award, finding that Mr. Nespola's employment was terminated without cause and that Mr. Nespola is entitled to severance under his employment agreement. In the second phase of the proceedings, the arbitrator will rule on Mr. Nespola's claim for damages, attorneys' fees and costs based upon the interim award and the Company's claim for certain attorneys' fees and costs. Based on the interim ruling, the Company believes it is probable that a liability exists for contractual severance, attorneys' fees and costs at December 28, 2013 related to this action. The Company has recorded a liability of $1.5 million during the thirteen weeks ended December 28, 2013 for the amount of severance which may be payable under the terms of Mr. Nespola’s employment agreement. The amount of any award granted by the arbitrator could be materially higher than the liability recorded. See Footnote 10, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements included in Item 8, Consolidated Financial Statements, of this report.

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

Our Common Stock is quoted on the NASDAQ Stock Market under the symbol TMNG. The high and low price per share for the Common Stock for the fiscal years ending December 28, 2013 and December 29, 2012 by quarter were as follows:

	High	Low
First quarter, fiscal year 2013	$3.54	$2.22
Second quarter, fiscal year 2013	$3.19	$2.54
Third quarter, fiscal year 2013	$3.09	$2.55
Fourth quarter, fiscal year 2013	$3.14	$2.67

	High	Low
First quarter, fiscal year 2012	$3.07	$1.49
Second quarter, fiscal year 2012	$2.88	$1.96
Third quarter, fiscal year 2012	$2.45	$1.91
Fourth quarter, fiscal year 2012	$2.40	$2.12

The above information reflects inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

As of March 21, 2014, there were approximately 29 holders of record of our Common Stock.

Holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available. To date, we have not paid any cash dividends on our Common Stock and do not expect to declare or pay any cash or other dividends in the foreseeable future.

During the year ended December 28, 2013, we did not sell any unregistered equity securities.

(c) ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about purchases by the Company (and its affiliated purchasers) during the quarter ended December 28, 2013, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

	Purchases of Equity Securities (1)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
November 24, 2013 through December 28, 2013	14,760	$2.99	-	$2,000,000

(1)

Shares withheld from a non-vested stock award that vested in December 2013 to settle the recipient’s income tax withholding obligation. As of December 28, 2013, there are 705,000 shares of non-vested restricted stock outstanding for which the award recipients may request shares to be withheld in the future to settle the recipients’ income tax withholding obligations.

(2)	On February 27, 2014, the Company announced that its Board of Directors had approved a common stock repurchase program under which the Company may repurchase up to $2 million of Company common stock through June 30, 2015. Under the program, repurchases may be made by the Company from time to time in the open market or through privately negotiated transactions depending on market conditions, share price and other factors. The stock repurchase program may be modified or discontinued at any time by the Board of Directors.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K. Statements included in this discussion that are not statements of current or historical information may constitute forward-looking statements. Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements of assumptions underlying such statements, and statements of the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future. Forward-looking statements can often be identified by the use of forward-looking terminology, such as "will be," "should," "could," "plan," "estimate," "intend," "continue," "believe," "may," "expect," "hope," "anticipate," "goal" or "forecast," variations thereof or similar expressions. Certain risks and uncertainties could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause a difference include, but are not limited to, our ability to successfully implement the strategic relationship with Elutions, the final outcome of the arbitration proceeding with the Company’s former chief executive officer, conditions in the industry sectors that we serve (including the delay of client decisions on proposals and project opportunities along with scope reduction of existing projects), overall economic and business conditions (including the conditions in the credit markets and general economic conditions), our ability to retain the limited number of large clients that constitute a major portion of our revenues, technological advances and competitive factors in the markets in which we compete, and the factors identified in the Cautionary Statement Regarding Forward-Looking Information in Part I of this report. Other factors that we have not identified in this document could also have this effect. All forward-looking statements made in this Annual Report on Form 10-K are made as of the date hereof. We will not necessarily update the information in this Annual Report on Form 10-K if any forward-looking statement later turns out to be inaccurate.

We report our financial data on a 52/53-week fiscal year for reporting purposes. Fiscal years 2013 and 2012 were both composed of 52 weeks. For further discussion of our fiscal year end see Item 8, "Consolidated Financial Statements," Note 1 of the Notes to the Consolidated Financial Statements, "Organization and Summary of Significant Accounting Policies," contained herein.

OVERVIEW

Included in Item 1, "Business" is discussion that includes a general overview of our Business, Market Overview, Business Strategy, Services and Competition. The purpose of this executive overview is to complement the qualitative discussion of the Business from Item 1.

Cartesian is among the leading providers of professional services and technical solutions to the global leaders in the communications, digital media, and technology industries. We offer a fully integrated suite of consulting offerings including strategy, organizational development, knowledge management, marketing, operational, and technology consulting services. We have consulting experience with almost all major aspects of managing a global communications company. Our portfolio of solutions includes proprietary methodologies and toolsets, deep industry experience, and hands-on operational expertise and licensed software. These solutions assist clients in tackling complex business problems.

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

Revenues are driven by the ability of our team to secure new project contracts and deliver those projects in a way that adds value to our clients in terms of return on investment or assisting clients to address a need or implement change. For fiscal 2013, revenues increased 4.5% to $55.4 million from $53.0 million for fiscal 2012, driven by our EMEA segment which experienced an increase in project volumes. Our international revenues were approximately 40.7% of total revenues during fiscal 2013 as compared to 30.6% for fiscal 2012. Our revenues are denominated in multiple currencies and may be impacted by currency rate fluctuations.

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

Our gross margin was 37.6% for fiscal 2013 compared with 37.8% for fiscal 2012. In general, the most significant items that impact our margins include the mix of project types, utilization of personnel and competitive pricing decisions, including volume discounts.

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

Selling, general and administrative expenses for fiscal 2013 increased 7.7% to $22.8 million from $21.2 million for fiscal 2012. Selling, general and administrative expenses also increased as a percentage of revenues to 41.1% in fiscal 2013 from 39.9% in fiscal 2012. The increase in selling, general and administrative expenses is due primarily to a liability and expenses of $1.5 million that we recorded as a result of the interim ruling in the arbitration action brought by the Company’s former chief executive officer as described in Footnote 10, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements included in Item 8, Consolidated Financial Statements and additional non-cash compensation expense of $717,000 related to the issuance of service-based and performance-based non-vested shares, offset partially by proactive measures taken by us to lower operating costs to better align with core revenue generating activities. We continue to evaluate selling, general and administrative expenses to maintain an appropriate cost structure relative to revenue levels.

We recorded net losses of $2.1 million and $1.2 million for fiscal years 2013 and 2012, respectively. The increase in the net loss is due to the liability and expenses of $1.5 million that we recorded as a result of the interim ruling in the arbitration action and the other factors described above. The rate of change in the communications industry, driving convergence of media and telecommunications, consolidation of providers and expanded deployment of wireless capabilities have added both opportunity and uncertainty for our clients. Consolidation within the sector tends to result in increased consolidation of competitors. The supply chain divisions within larger clients, given sector consolidation, also tend to reduce the number of vendors utilized and to negotiate volume programs with select preferred vendors. This activity could result in further price reductions, fewer client projects, under-utilization of consultants, reduced operating margins and loss of market share. Declines in our revenues can have a significant impact on our financial results. Although we have a flexible cost base comprised primarily of employee and related costs, there is a lag in time required to scale the business appropriately if revenues are reduced. In addition, our future revenues and operating results may fluctuate from quarter to quarter based on the number, size and scope of projects in which we are engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, consultant utilization rates, general economic conditions and other factors.

Cash and cash equivalents increased by $1.6 million during fiscal 2013 primarily due to cash flows from operating activities of $2.1 million, consisting of positive changes in working capital of $2.7 million, partially offset by negative cash flow from the results of operations (after adding back non-cash items to our net loss and before changes in working capital) of $0.6 million.. The positive changes in working capital during fiscal 2013 were primarily due to a decrease in accounts receivable and an increase in trade accounts payable and accrued liabilities, offset partially by an increase in prepaid and other assets. During fiscal 2012, cash and cash equivalents decreased by $1.1 million primarily due to operating activities, including negative cash flow from the results of operations (after adding back non-cash items to our net loss and before changes in working capital) of $0.3 million and negative changes in working capital of $0.6 million. The changes in working capital during fiscal 2012 were primarily due to an increase in accounts receivable. At December 28, 2013, we had working capital of approximately $17.2 million. Working capital decreased by $1.0 million from December 29, 2012 primarily due to negative cash flow from the results of operations (after adding back non-cash items to our net loss and before changes in working capital) in addition to purchases of office equipment, software and computer equipment.

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

Impairment of Goodwill and Long-lived Assets - As of December 28, 2013, we had $8.2 million in goodwill, which is subject to periodic review for impairment. FASB ASC 350 "Intangibles-Goodwill and Other" requires an evaluation of indefinite-lived intangible assets and goodwill annually and whenever events or circumstances indicate that such assets may be impaired. The evaluation is conducted at the reporting unit level and compares the calculated fair value of the reporting unit to its book value to determine whether impairment has been deemed to occur. As of December 28, 2013, we have approximately $3.9 million and $4.3 million in goodwill allocated to the North America Telecom and EMEA reporting units, respectively. Any impairment charge would be based on the most recent estimates of the recoverability of the recorded goodwill. If the remaining book value assigned to goodwill in an acquisition is higher than the estimated fair value of the reporting unit, there is a requirement to write down these assets.

Fair value of our reporting units is determined using a combination of the income approach and the market approach. The income approach uses a reporting unit's projection of estimated cash flows discounted using a weighted-average cost of capital analysis that reflects current market conditions. We also consider the market approach to valuing our reporting units utilizing revenue and EBITDA multiples. We compare the results of our overall enterprise valuation as determined by the combination of the two approaches to our market capitalization. Based on the results of the annual step one impairment test, management concluded that there was no impairment of goodwill during fiscal years 2013 and 2012. As of the date of the annual impairment test for fiscal year 2013, the fair values of our North America Telecom and EMEA reporting units exceeded their carrying value by 79% and 173%, respectively.

The following describes the significant management judgments related to these approaches and includes a sensitivity analysis with respect to those judgments (provided that a sensitivity analysis is not included for the North America Telecom or EMEA reporting units due to the magnitude of the relative amount of fair value over carrying value):

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

Revenue Recognition - We recognize revenues from time and materials consulting contracts in the period in which our services are performed. We recognized $17.7 million and $19.5 million in revenues from time and materials contracts during fiscal years 2013 and 2012, respectively. In addition to time and materials contracts, our other types of contracts include fixed fee contracts. We recognize revenues on milestone or deliverables-based fixed fee contracts and time and materials contracts not to exceed contract price using the percentage of completion-like method described by FASB ASC 605-35, "Revenue Recognition - Construction-Type and Production-Type Contracts ". For fixed fee contracts where services are not based on providing deliverables or achieving milestones, we recognize revenues on a straight-line basis over the period during which such services are expected to be performed. During the fiscal years 2013 and 2012, we recognized $37.7 million and $33.5 million, respectively, in revenues on fixed fee contracts. In connection with some fixed fee contracts, we receive payments from customers that exceed recognized revenues. We record the excess of receipts from customers over recognized revenue as deferred revenue. Deferred revenue is classified as a current liability to the extent it is expected to be earned within twelve months from the date of the balance sheet.

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

In addition to the professional services related to the customization and implementation of software, we also provide post-contract support ("PCS") services, including technical support and maintenance services as well as other professional services not essential to the functionality of the software. For those contracts that include PCS service arrangements which are not essential to the functionality of the software solution, we separate the FASB ASC 605-35 software services and PCS services utilizing the multiple-element arrangement model prescribed by FASB ASC 605-25, "Revenue Recognition - Multiple-Element Arrangements". FASB ASC 605-25 addresses the accounting treatment for an arrangement to provide the delivery or performance of multiple products and/or services where the delivery of a product or system or performance of services may occur at different points in time or over different periods of time. We utilize FASB ASC 605-25 to separate the PCS service elements and allocate total contract consideration to the contract elements based on the relative fair value of those elements utilizing PCS renewal terms as evidence of fair value. Revenues from PCS services are recognized ratably on a straight-line basis over the term of the support and maintenance agreement.

Accounting for Income Taxes - Accounting for income taxes requires significant estimates and judgments on the part of management. Such estimates and judgments include, but are not limited to, the effective tax rate anticipated to apply to tax differences that are expected to reverse in the future, the sufficiency of taxable income in future periods to realize the benefits of net deferred tax assets and net operating losses currently recorded and the likelihood that tax positions taken in tax returns will be sustained on audit. We account for income taxes in accordance with FASB ASC 740 "Income Taxes." As required by FASB ASC 740, we record deferred tax assets or liabilities based on differences between financial reporting and tax basis of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. FASB ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of December 28, 2013, cumulative valuation allowances in the amount of $32.1 million were recorded in connection with the net deferred income tax assets. As required by FASB ASC 740, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the guidance. Pursuant to FASB ASC 740, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As of December 28, 2013, we have no recorded liability for unrecognized tax benefits.

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

Research and Development and Software Development Costs - Software development costs are accounted for in accordance with FASB ASC 985-20, "Software - Costs of Software to Be Sold, Leased, or Marketed." Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, the date technological feasibility is reached, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. We capitalize development costs incurred during the period between the establishment of technological feasibility and the release of the final product to customers if such costs are material. During fiscal years 2013 and 2012, $525,000 and $499,000, respectively, of these costs were expensed as incurred. No software development costs were capitalized during either fiscal year 2013 or 2012.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“FASB ASU 2013-11”).   The update requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The provisions of FASB ASU 2013-11 are effective for annual and interim periods beginning after December 15, 2013. The Company does not anticipate that the adoption of the provisions of FASB ASU 2013-11 will have a material impact on the Company's consolidated financial statements.

RESULTS OF OPERATIONS

FISCAL 2013 COMPARED TO FISCAL 2012

REVENUES

Revenues increased $2.4 million, or 4.5%, to $55.4 million for fiscal year 2013 from $53.0 million for fiscal year 2012. The increase in revenues was primarily related to our EMEA segment which experienced an increase in project volumes.

North America Segment - North America segment revenues decreased $3.5 million or 9.2%, to $34.8 million for fiscal year 2013 from $38.3 million for fiscal year 2012. During fiscal year 2013, this segment provided services on 163 customer projects, compared to 165 projects performed in fiscal year 2012. Average revenue per project was $213,000 and $232,000 for fiscal years ended December 28, 2013 and December 29, 2012, respectively. Revenues recognized in connection with fixed price engagements totaled $22.9 million and $24.2 million, representing 65.8% and 63.2% of total revenues of the segment, for the fiscal years ended December 28, 2013 and December 29, 2012, respectively. There were no revenues from software licensing during both fiscal 2013 and 2012.

EMEA Segment- EMEA segment revenues increased 40.0% to $20.6 million for the fiscal year ended December 28, 2013 from $14.7 million for the fiscal year ended December 29, 2012. The increase in revenues was primarily related to an increase in demand for consulting services and technical solutions. During fiscal years 2013 and 2012, this segment provided services on 210 and 157 customer projects, respectively. Average revenue per project was approximately $87,000 and $75,000, respectively, for the fiscal years ended December 28, 2013 and December 29, 2012. Revenues from post-contract support services were approximately $2.3 million and $2.9 million for fiscal years 2013 and 2012, respectively. Software licensing revenues were immaterial in fiscal 2013 and 2012.

COST OF SERVICES

Cost of services increased 4.8% to $34.5 million for fiscal year 2013 compared to $33.0 million for fiscal year 2012. Our gross margin was 37.6% for fiscal year 2013, compared to 37.8% for fiscal year 2012. Cost of services during fiscal year 2013 was $21.3 million and $13.2 million in our North America and EMEA segments, respectively. Cost of services during fiscal year 2012 was $23.4 million and $9.6 million in our North America and EMEA segments, respectively. Our North America segment gross margin was 38.5% for fiscal year 2013 compared to 39.0% for fiscal year 2012. The decrease in gross margin in 2013 as compared to the same period of 2012 in our North America segment is primarily due to a reduction in both revenues and utilization within our strategy consulting practice and increased pricing pressure by client supply chain groups for placement of subject matter experts. Our EMEA segment gross margin was 36.1% for fiscal year 2013 compared to 34.8% for fiscal year 2012. The gross margin increase in the EMEA segment is primarily related to increases in revenues per project and higher staff utilization.

OPERATING EXPENSES

Selling, general and administrative expenses increased 7.7% to $22.8 million for fiscal year 2013, compared to $21.2 million for fiscal year 2012. The increase in selling, general and administrative expenses in fiscal 2013 is primarily due to a liability and expenses of $1.5 million that we recorded as a result of the interim ruling in the arbitration action brought by the Company’s former chief executive officer as described in Footnote 10, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements included in Item 8, Consolidated Financial Statements and additional non-cash compensation expense of $717,000 related to service-based and performance-based non-vested shares described in Footnote 3, Share-based Compensation, in the Notes to the Consolidated Financial Statements included in Item 8, Consolidated Financial Statements, offset partially by proactive measures taken by us to lower salary and other personnel related costs and reduce travel and entertainment expenditures to better align our cost structure with our customer base and core revenue generating activities.

INCOME TAXES

During the fiscal years ended December 28, 2013 and December 29, 2012 we recorded income tax provisions of $114,000 and $106,000, respectively. The income tax provisions for both periods are related to deferred taxes recognized on goodwill amortized for income tax purposes but not for financial reporting purposes. For both fiscal years, we recorded no income tax benefit related to our domestic and international pre-tax losses in accordance with the provisions of FASB ASC 740, "Income Taxes", which requires an estimation of our ability to use recorded deferred income tax assets. We currently have recorded a valuation allowance against all domestic and international deferred income tax assets generated due to uncertainty about their ultimate realization as a result of our history of operating losses. If we continue to report net operating losses for financial reporting in either our domestic or international operations, no additional tax benefit would be recognized for those losses, since we will not have accumulated enough positive evidence to support our ability to utilize the net operating loss carry-forwards in the future.

NET LOSS

We had a net loss of $2.1 million for fiscal year 2013, compared to a net loss of $1.2 million for fiscal year 2012. The increase in the net loss is due to the liability and expenses of $1.5 million that we recorded as a result of the interim ruling in the arbitration action and the other factors described above.

STATEMENT REGARDING NON-GAAP FINANCIAL MEASUREMENT

In addition to net loss and net loss per share on a GAAP basis, Cartesian's management uses a non-GAAP financial measure, "Non-GAAP adjusted net income or loss," in its evaluation of our performance, particularly when comparing performance to the prior year's period and on a sequential basis. This non-GAAP measure contains certain non-GAAP adjustments which are described in the following schedule entitled "Reconciliation of GAAP Net Loss to Non-GAAP Adjusted Net Income (Loss)." In making these non-GAAP adjustments, we take into account certain non-cash expenses and benefits, including tax effects as applicable, and the impact of certain items that are generally not expected to be on-going in nature or that are unrelated to our core operations. Management believes the exclusion of these items provides a useful basis for evaluating underlying business performance, but should not be considered in isolation and is not in accordance with, or a substitute for, evaluating our performance utilizing GAAP financial information. We believe that providing such adjusted results allows investors and other users of our financial statements to better understand Cartesian's comparative operating performance for the periods presented. Cartesian's non-GAAP measure may differ from similar measures by other companies, even if similar terms are used to identify such measures. Although Cartesian's management believes the non-GAAP financial measure is useful in evaluating the performance of its business, Cartesian acknowledges that items excluded from such measure have a material impact on our net loss and net loss per share calculated in accordance with GAAP. Therefore, management uses non-GAAP measures in conjunction with GAAP results. Investors and other users of our financial information should also consider the above factors when evaluating Cartesian's results.

RECONCILIATION OF GAAP NET LOSS TO NON-GAAP ADJUSTED NET INCOME (LOSS)

(unaudited)

(in thousands, except per share data)

	Fifty-Two Weeks Ended December 28, 2013	Fifty-Two Weeks Ended December 29, 2012

Reconciliation of GAAP net loss to non-GAAP adjusted net income (loss):
GAAP net loss	$(2,052)	$(1,187)

Depreciation and amortization	670	767
Non-cash share based compensation expense	737	21
Accrued severance liability	1,491	-
Tax effect of applicable non-GAAP adjustments (1)	114	106
Adjustments to GAAP net loss	3,012	894

Non-GAAP adjusted net income (loss)	$960	$(293)

Reconciliation of GAAP net loss per diluted common share to non-GAAP adjusted net income (loss) per diluted common share:
GAAP net loss per diluted common share	$(0.28)	$(0.17)

Depreciation and amortization	0.09	0.11
Non-cash share based compensation expense	0.10	0.00
Accrued severance liability	0.20	-
Tax effect of applicable non-GAAP adjustments (1)	0.02	0.02
Adjustments to GAAP net loss per diluted common share	0.41	0.13

Non-GAAP adjusted net income (loss) per diluted common share	$0.13	$(0.04)

Weighted average shares used in calculation of non-GAAP adjusted net income (loss) per diluted common share	7,203	7,103

(1)	The Company calculated the tax effect of non-GAAP adjustments by applying an applicable estimated jurisdictional tax rate to each specific non-GAAP item after consideration of the Company’s valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by (used in) operating activities was $2.1 million and $(0.9) million for fiscal years 2013 and 2012, respectively. Cash flows used in the results of operations (after adding back non-cash items to our net loss and before changes in working capital) were $0.6 million and $0.3 million for fiscal years 2013 and 2012, respectively. During fiscal 2013, changes to net working capital increased cash from operating activities by $2.7 million, while changes to net working capital resulted in a decrease in cash from operating activities of $0.6 million during fiscal 2012. Changes in net working capital during fiscal year 2013 were primarily due to a decrease in accounts receivable and an increase in trade accounts payable and accrued liabilities, including the accrual of $1.5 million in contractual severance to the Company’s former chief executive office, offset partially by an increase in prepaid and other assets while changes in net working capital during fiscal year 2012 were primarily due to an increase in accounts receivable.

Net cash used in investing activities was $0.5 million and $0.3 million for fiscal years 2013 and 2012, respectively. The net cash used in investing activities during both fiscal years 2013 and 2012 related exclusively to the purchase of office equipment, software and computer equipment.

Net cash (used in) provided by financing activities was $(1,000) and $42,000 for fiscal years 2013 and 2012, respectively. The net cash used in financing activities during fiscal year 2013 related to $44,000 used to repurchase common stock for employee income tax withholding offset by $43,000 received for stock purchases made under the Employee Stock Purchase Plan. Financing activities during 2012 related exclusively to proceeds received for stock purchases made under the Employee Stock Purchase Plan.

At December 28, 2013, we had approximately $13.8 million in cash and cash equivalents and $17.2 million in net working capital. At December 28, 2013, $3.4 million of our cash and cash equivalents were denominated in British pounds sterling, which we would be able to repatriate, if needed, without any negative U.S. income tax consequences. In addition, as discussed below, subsequent to fiscal 2013 year end, the Company received cash of $5.3 million upon the closing of the transaction contemplated by the Investment Agreement entered into with Elutions. We believe we have sufficient cash and cash equivalents to meet anticipated cash and working capital requirements, including anticipated capital expenditures for at least the next 12 months and the funding of any liability associated with the arbitration with our former chief executive officer. Furthermore, based on an analysis of our investments classified as cash equivalents, we do not believe that we have any material risk related to the liquidity or valuation of these investments, nor do we believe that we have any material counterparty credit risk related to these investments. Should our cash and cash equivalents prove insufficient, we may need to obtain new debt or equity financing to support our operations or complete acquisitions. If we need to obtain new debt or equity financing to support our operations or complete acquisitions in the future, we may be unable to obtain debt or equity financing on reasonable terms. We have established a flexible model that provides a lower fixed cost structure than most consulting firms, enabling us to scale operating cost structures more quickly based on market conditions, although there is a lag in time required to scale the business appropriately if revenues are reduced. Our strong balance sheet has enabled us to make acquisitions and related investments in intellectual property and businesses we believe are enabling us to capitalize on the current transformation of the industry; however, if demand for our consulting services is reduced and we experience negative cash flow, we could experience liquidity challenges at some point in the future.

On February 25, 2014, the Company entered into an Investment Agreement with Elutions, a provider of operational business intelligence solutions. Under the Investment Agreement, among other things, the Company agreed to issue and sell shares of common stock to Elutions and the parties agreed that a subsidiary of Elutions would loan funds to a subsidiary of the Company. On March 18, 2014, the Company and Elutions completed the closing of the transactions contemplated under the Investment Agreement. At the Closing, the Company issued and sold 609,756 shares of common stock to Elutions at a price of $3.28 per share, for an aggregate purchase price of $2.0 million and the Company's subsidiary, Cartesian Limited, issued a non-convertible promissory note payable to Elutions Capital Ventures S.à r.l, a subsidiary of Elutions, in an aggregate original principal amount of $3.3 million. The promissory note bears interest at the rate of 7.825% per year, payable monthly, and matures on March 18, 2019. See Footnote 12, Subsequent Events, in the Notes to the Consolidated Financial Statements included in Item 8, Consolidated Financial Statements, of this report and the Investment Agreement incorporated by reference as Exhibit 10.26 to this report.

On March 3, 2014, the arbitrator in the action by the Company’s former chief executive officer issued an interim award finding that Mr. Nespola's employment was terminated without cause and that Mr. Nespola is entitled to severance under his employment agreement. In the second phase of the proceedings, the arbitrator will rule on Mr. Nespola's claim for damages, attorneys' fees and costs based upon the interim award and the Company's claim for certain attorneys' fees and costs. Based on the interim ruling, the Company believes it is probable that a liability for contractual severance, attorneys' fees and costs exists at December 28, 2013 related to this action. The Company has recorded a liability of $1.5 million for the amount of severance which may be payable under the terms of Mr. Nespola’s employment agreement. The amount of any award granted by the arbitrator could be materially higher than the liability recorded. See Footnote 10, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements included in Item 8, Consolidated Financial Statements, of this report.

FINANCIAL COMMITMENTS

As described in the Company’s discussion of liquidity and capital resources above, on March 18, 2014 the Company’s subsidiary, Cartesian Limited, issued a non-convertible promissory note in the amount of $3.3 million as part of the Investment Agreement with Elutions. The promissory note may be called by the holder at any time and may be prepaid by Cartesian Limited after 18 months if the trading price of the Company's common stock exceeds $5.50 per share for a specified period of time and may be prepaid by Cartesian Limited at any time after 30 months. Upon occurrence of an event of default, the Note would bear interest at 9.825% per year and could be declared immediately due and payable. See Footnote 12, Subsequent Events, in the Notes to the Consolidated Financial Statements included in Item 8, Consolidated Financial Statements, of this report.

During fiscal year 2012, the Company renewed a purchase agreement, committing to purchase a minimum of $285,000 in computer software over a three year period ending in the first quarter of fiscal year 2015. As of December 28, 2013 and December 29, 2012, respectively, the Company had obligations of $119,000 and $214,000 remaining under this commitment.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The Management Network Group, Inc.

Overland Park, Kansas

We have audited the accompanying consolidated balance sheets of The Management Network Group, Inc. and subsidiaries (the "Company") as of December 28, 2013 and December 29, 2012, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the 52-week periods ended December 28, 2013 and December 29, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2013 and December 29, 2012 and the results of their operations and their cash flows for the 52-week periods ended December 28, 2013 and December 29, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri

March 28, 2014

THE MANAGEMENT NETWORK GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 28, 2013	December 29, 2012
	(In thousands, except share data)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,780	$12,177
Receivables:
Accounts receivable — billed & unbilled	11,864	12,975
Less: Allowance for doubtful accounts	(148)	(213)

Net receivables	11,716	12,762
Prepaid and other current assets	1,751	658

Total current assets	27,247	25,597

NONCURRENT ASSETS:
Property and equipment, net	1,202	1,355
Goodwill	8,225	8,160
Other noncurrent assets	150	204

Total Assets	$36,824	$35,316

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$2,036	$975
Accrued payroll, bonuses and related expenses	4,249	4,003
Accrued severance liability	1,491	-
Deferred revenue	591	605
Other accrued liabilities	1,631	1,809

Total current liabilities	9,998	7,392

NONCURRENT LIABILITIES:
Deferred income tax liabilities	586	472
Other noncurrent liabilities	342	441

Total noncurrent liabilities	928	913

Commitments and contingencies (Note 10)
STOCKHOLDERS' EQUITY:
Common stock:
Voting — $.005 par value, 20,000,000 shares authorized; 8,491,382 (including 454,760 treasury shares) and 7,667,708 (including 440,000 treasury shares) shares issued as of December 28, 2013 and December 29, 2012, respectively; 8,036,622 and 7,227,708 shares outstanding as of December 28, 2013 and December 29, 2012, respectively	42	38
Preferred stock — $.001 par value, 2,000,000 shares authorized as of December 28, 2013 and $.001 par value, 10,000,000 shares authorized as of December 29, 2012; no shares issued or outstanding as of December 28, 2013 and December 29, 2012
Additional paid-in capital	178,054	177,278
Accumulated deficit	(144,796)	(142,744)
Treasury stock, at cost	(3,589)	(3,545)
Accumulated other comprehensive income —
Foreign currency translation adjustment	(3,813)	(4,016)

Total stockholders' equity	25,898	27,011

Total Liabilities and Stockholders' Equity	$36,824	$35,316

See notes to consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Fifty-Two Weeks Ended December 28, 2013	Fifty-Two Weeks Ended December 29, 2012
	(in thousands, except share data)

Revenues	$55,371	$53,009
Cost of services	34,529	32,951
Gross Profit	20,842	20,058
Selling, general and administrative expenses (includes non-cash share-based compensation expense of $737 and $20 for the fiscal years ended December 28, 2013 and December 29, 2012, respectively)	22,784	21,155
Loss from operations	(1,942)	(1,097)
Other income	4	16
Loss before income taxes	(1,938)	(1,081)
Income tax provision	(114)	(106)
Net loss	(2,052)	(1,187)
Other comprehensive loss:
Foreign currency translation adjustment	203	314
Comprehensive loss	$(1,849)	$(873)

Net loss per common share
Basic and diluted	$(0.29)	$(0.17)

Weighted average shares used in calculation of net loss per common share
Basic and diluted	7,131	7,103

See notes to consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	December 28,	December 29,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,052)	$(1,187)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	670	767
Share-based compensation	737	21
Deferred tax expense	114	106
Other	(75)	10
Other changes in operating assets and liabilities:
Accounts receivable, net	1,261	(1,154)
Prepaid and other assets	(999)	112
Trade accounts payable	1,008	50
Deferred revenue	(26)	360
Accrued severance liability	1,491	-
Accrued liabilities	(78)	17

Net cash provided by (used in) operating activities	2,051	(898)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(525)	(289)

Net cash used in investing activities	(525)	(289)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(44)	-
Issuance of common stock through employee stock purchase plan	43	42

Net cash (used in) provided by financing activities	(1)	42

Effect of exchange rate on cash and cash equivalents	78	72

Net increase (decrease) in cash and cash equivalents	1,603	(1,073)
Cash and cash equivalents, beginning of period	12,177	13,250
Cash and cash equivalents, end of period	$13,780	$12,177

Supplemental disclosure of cash flow information:
Accrued property and equipment additions	$136	$260
Leasehold improvements acquired through lease incentive	$113	$-

See notes to consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock $.005 Par Voting		Additional Paid In	Accumulated	Treasury	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Stock	Income	Total
	(In thousands, except share data)
Balance, December 31, 2011	7,533,872	$38	$177,215	$(141,557)	$(3,545)	$(4,330)	$27,821
Shares issued for employee stock purchase plan	23,836		42				42
Non-vested stock grants	110,000						-
Share-based compensation			21				21
Other comprehensive income — Foreign currency translation adjustment						314	314
Net loss				(1,187)			(1,187)

Balance, December 29, 2012	7,667,708	$38	$177,278	$(142,744)	$(3,545)	$(4,016)	$27,011

Shares issued for employee stock purchase plan	23,674		43				43
Non-vested stock grants	800,000	4	(4)				-
Purchases of treasury stock					(44)		(44)
Share-based compensation			737				737
Other comprehensive income — Foreign currency translation adjustment						203	203
Net loss				(2,052)			(2,052)

Balance, December 28, 2013	8,491,382	$42	$178,054	$(144,796)	$(3,589)	$(3,813)	$25,898

See notes to consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - On February 3, 2014, The Management Network Group, Inc. ("Cartesian" or the "Company") announced that it will operate around the world under the unified brand name "Cartesian". Cartesian was founded in 1990 as a management consulting firm specializing in providing consulting services to the converging communications industry and the financial services firms that support it. A majority of the Company's revenues are from customers in the United States, United Kingdom, and Western Europe. Cartesian's corporate offices are located in Overland Park, Kansas.

Principles of Consolidation - The consolidated financial statements include the accounts of Cartesian and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Name of Subsidiary	Date Formed/Acquired
TMNG Europe Ltd. ("TMNG Europe")	March 19, 1997
The Management Network Group Canada Ltd.	May 14, 1998
TMNG.com, Inc.	June 18, 1999
TMNG Marketing, LLC	September 5, 2000
TMNG Technologies, Inc.	August 27, 2001
Cambridge Strategic Management Group, Inc. ("CSMG")	March 6, 2002
Cambridge Adventis Ltd.	March 17, 2006
Cartesian Ltd. ("Cartesian Limited")	January 2, 2007
RVA Consulting, LLC ("RVA")	August 3, 2007
TWG Consulting, Inc.	October 5, 2007

Fiscal Year - The Company reports its operating results on a 52/53-week fiscal year basis. The fiscal year end is determined as the Saturday ending nearest December 31. The fiscal years ended December 28, 2013 and December 29, 2012 each include 52 weeks of operating results and consists of four equal 13-week quarters. The fiscal years ended December 28, 2013 and December 29, 2012 are referred to herein as fiscal years 2013 and 2012, respectively.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. As described in further detail below, significant estimates include the estimates of costs to complete used to recognize revenues on fixed fee contracts, estimates utilized in measuring the fair value of our reporting units with goodwill, estimates used to determine the liability related to the arbitration with our former chief executive officer and estimates used to determine the recoverability of deferred contract costs.

Revenue Recognition - The Company recognizes revenue from time and materials consulting contracts in the period in which its services are performed. In addition to time and materials contracts, the Company also has fixed fee contracts. The Company recognizes revenues on milestone or deliverables-based fixed fee contracts and time and materials contracts not to exceed contract price using the percentage of completion-like method described by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 605-35,"Revenue Recognition - Construction-Type and Production-Type Contracts." For fixed fee contracts where services are not based on providing deliverables or achieving milestones, the Company recognizes revenue on a straight-line basis over the period during which such services are expected to be performed. In connection with some fixed fee contracts, the Company may receive payments from customers that exceed revenues up to that point in time. The Company records the excess of receipts from customers over recognized revenue as deferred revenue. Deferred revenue is classified as a current liability to the extent it is expected to be earned within twelve months from the date of the balance sheet.

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

The Company develops, installs and supports customer software in addition to the provision of traditional consulting services. The Company recognizes revenue in connection with its software sales agreements under ASC 985-605, utilizing the percentage of completion-like method described in ASC 605- 35. These agreements include software right-to-use licenses ("RTU's") and related customization and implementation services. Due to the long-term nature of the software implementation and the extensive software customization based on normal customer specific requirements, both the RTU’s and implementation services are treated as a single element for revenue recognition purposes.

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

Managed Services Implementation Revenues and Costs – Managed service arrangements provide for the delivery of a software or technology based solution to clients over a period of time without the transfer of a license or a software sale to the customer. For long-term managed service agreements, implementation efforts are often necessary to develop the software utilized to deliver the managed service. Costs of such implementation efforts may include internal and external costs for coding or customizing systems and costs for conversion of client data. The Company may invoice its clients for implementation fees at the go-live date of the underlying software. Lump sum implementation fees received from clients are initially deferred and recognized on a pro-rata basis as services are provided. Specific, incremental and direct costs of implementation incurred prior to the services going live are deferred pursuant to FASB ASC 605-35-25 and amortized over the period that the related ongoing services revenue is recognized to the extent that the Company believes the recoverability of the costs from the contract is probable. If a client terminates a managed services arrangement prior to the end of the contract, a loss on the contract may be recorded, if applicable, and any remaining deferred implementation revenues and costs would then be recognized into earnings generally over the remaining service period through the termination date. During the fiscal year ending December 28, 2013, implementation costs of $560,000 related to managed services contracts were deferred. No implementation costs related to managed services contracts were deferred during the fiscal year ending December 29, 2012.

Research and Development and Software Development Costs - Software development costs are accounted for in accordance with FASB ASC 985-20, "Software - Costs of Software to Be Sold, Leased, or Marketed." Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to the date technological feasibility is reached, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. The Company capitalizes development costs incurred during the period between the establishment of technological feasibility and the release of the final product to customers if such costs are material. During fiscal years 2013 and 2012, $525,000 and $499,000, respectively, of these costs were expensed as incurred. No software development costs were capitalized during either fiscal year 2013 or 2012.

Goodwill - The Company accounts for goodwill in accordance with the provisions of FASB ASC 350, "Intangibles-Goodwill and Other." Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations accounted for as purchases. The Company evaluates goodwill for impairment on an annual basis on the last day of the first fiscal month of the fourth fiscal quarter and whenever events or circumstances indicate that these assets may be impaired. The annual impairment test for fiscal year 2013 was performed as of October 26, 2013. The Company determines impairment by comparing the net assets of each reporting unit to its respective fair value. In the event a reporting unit's carrying value exceeds its fair value, an indication exists that the reporting unit goodwill may be impaired. In this situation, the Company must determine the implied fair value of goodwill by assigning the reporting unit's fair value to each asset and liability of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is measured by the difference between the goodwill carrying value and the implied fair value.

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

Foreign Currency Transactions and Translation - Cartesian Ltd. and the international operations of Cambridge Strategic Management Group, Inc. conduct business primarily denominated in their respective local currency, which is their functional currency. Assets and liabilities have been translated to U.S. dollars at the period-end exchange rates. Revenues and expenses have been translated at exchange rates which approximate the average of the rates prevailing during each period. Translation adjustments are reported as a separate component of accumulated other comprehensive loss in the Consolidated Statements of Stockholders' Equity. Accumulated other comprehensive loss resulting from foreign currency translation adjustments totaled $3.8 million and $4.0 million, respectively as of December 28, 2013 and December 29, 2012, and is included in Total Stockholders’ Equity in the Consolidated Balance Sheets. Assets and liabilities denominated in other than the functional currency of a subsidiary are re-measured at rates of exchange on the balance sheet date. Resulting gains and losses on foreign currency transactions are included in the Company’s results of operations. Realized and unrealized exchange gains included in the results of operations during fiscal 2013 were $15,000 while realized and unrealized exchange losses included in the results of operations during fiscal 2012 were $16,000.

Derivative Financial Instruments - There were no open foreign currency forward contracts as of December 28, 2013 or December 29, 2012. The Company may use forward contracts to provide an economic hedge against fluctuations in accounts receivable denominated in currencies other than its functional currencies, but has not designated such contracts as hedges for accounting purposes. The Company utilizes valuation models for foreign currency forward contracts that rely exclusively on Level 2 inputs, as defined by FASB ASC 820, Fair Value Measurement and Disclosures. Gains and losses on foreign currency forward contracts are included in selling, general and administrative expenses in the Consolidated Statement of Operations and Comprehensive Loss. The change in fair value of foreign currency contracts was not material to the Company's results of operations or financial position for fiscal year 2013 or 2012.

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

In accordance with the provisions of FASB ASC 260, "Earnings per Share," the Company uses the treasury stock method for calculating the dilutive effect of employee stock options and non-vested shares. The employee stock options and non-vested shares will have a dilutive effect under the treasury stock method only when average market value of the underlying Company common stock during the respective period exceeds the assumed proceeds. For share-based payment awards with a performance condition, the Company must first use the guidance on contingently issuable shares in FASB ASC 260-10 to determine whether the awards should be included in the computation of diluted earnings per share for the reporting period. For all non-vested performance-based awards, the Company determines the number of shares, if any, that would be issuable at the end of the reporting period if the end of the reporting period were the end of the contingency period. In applying the treasury stock method, assumed proceeds include the amount, if any, the employee must pay upon exercise, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the options and the vesting of non-vested shares. For fiscal years 2013 and 2012, the Company has not included the effect of stock options and non-vested shares in the calculation of diluted loss per share as it reported a net loss for these periods and the effect would have been anti-dilutive.

Recent Accounting Pronouncements - In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“FASB ASU 2013-11”).   The update requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The provisions of FASB ASU 2013-11 are effective for annual and interim periods beginning after December 15, 2013. The Company does not anticipate that the adoption of the provisions of FASB ASU 2013-11 will have a material impact on the Company's consolidated financial statements.

2. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the fiscal year ended December 28, 2013 are as follows (in thousands):

	North
	America	EMEA	Total
Balance as of December 29, 2012	$3,947	$4,213	$8,160
Changes in foreign currency exchange rates	-	65	65

Balance as of December 28, 2013	$3,947	$4,278	$8,225

The Company had gross goodwill and accumulated goodwill impairment losses as of the beginning and end of fiscal years 2013 and 2012 as follows:

	As of December 28,	As of December 29,	As of December 31,
	2013	2012	2011
Gross balance of goodwill (including foreign currency adjustments)	$67,849	$67,765	$67,552
Accumulated goodwill impairment losses (including foreign currency adjustments)	(59,624)	(59,605)	(59,557)
Net balance of goodwill	$8,225	$8,160	$7,995

The Company evaluates goodwill for impairment on an annual basis on the last day of the first fiscal month of the fourth quarter and whenever events or circumstances indicate that these assets may be impaired. The Company performs its impairment testing for goodwill in accordance with FASB ASC 350 "Intangibles-Goodwill and Other." Based on the results of the annual step one impairment test, management concluded that there was no impairment of goodwill during fiscal year 2013 or fiscal year 2012.

3. SHARE-BASED COMPENSATION

The Company estimates the fair value of its stock options and stock issued under the Employee Stock Purchase Plan using the Black-Scholes-Merton option pricing model. Groups of employees or non-employee directors that have similar historical and expected exercise behavior are considered separately for valuation purposes. Assumptions used in estimating the fair value of stock options granted include risk-free interest rate, expected life, expected volatility factor, and expected dividend rate. The risk-free interest rate is based on the U.S. Treasury yield at the time of grant for a term equal to the expected life of the stock option; the expected life is determined using the simplified method of estimating the life as allowed under SAB No. 110; and the expected volatility is based on the historical volatility of the Company's stock price for a period of time equal to the expected life of the stock option. There were no stock options granted during fiscal years 2013 and 2012.

With the exception of the service-based non-vested share awards and the performance-based non-vested share awards discussed below, nearly all of the Company's share-based compensation arrangements utilize graded vesting schedules where a portion of the grant vests annually over a period of two to four years. The Company has a policy of recognizing compensation expense for awards with graded vesting over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. This policy has the effect of accelerating the recognition of expense when compared to a straight-line amortization methodology.

As of December 28, 2013, the Company has two share-based compensation plans under which awards are outstanding, which are described below. The compensation cost that has been charged against operations for those plans under FASB ASC 718, "Compensation - Stock Compensation" was $724,000 and $8,000 during fiscal year 2013 and fiscal year 2012, respectively. The Company recognized no income tax benefit for share-based compensation arrangements for fiscal year 2013 and fiscal year 2012. In addition, no compensation costs related to these arrangements were capitalized in either year. As of December 28, 2013 and December 29, 2012, unrecognized compensation cost, net of estimated forfeitures, related to all share-based compensation arrangements was approximately $1,920,000 and $240,000, respectively. The unrecognized compensation cost as of December 28, 2013 is expected to be recognized over a period of 39 months. The Company has historically issued and expects to continue to issue new shares to satisfy stock option exercises, vesting of nonvested shares or purchases of shares under the Employee Stock Purchase Plan.

1998 EQUITY INCENTIVE PLAN

The Company's 1998 Equity Incentive Plan, as amended and restated, is a stockholder approved plan, which provides for the granting of incentive stock options and nonqualified stock options to employees, and nonqualified stock options, nonvested stock, and restricted stock units to employees, directors and consultants. The 1998 Plan is scheduled to expire in June 2019. As of December 28, 2013, the Company has 1,578,696 shares of the Company's common stock available for issuance upon exercise of outstanding options or for future awards under the 1998 Plan.

Stock Options

Incentive stock options are granted at an exercise price of not less than market value per share of the common stock on the date of grant as determined by the Board of Directors. Vesting and exercise provisions are determined by the Board of Directors.

As of December 28, 2013, all options granted under the 1998 Plan were non-qualified stock options. Options granted under the 1998 Plan generally become exercisable over a three to four year period beginning on the date of grant. Options granted under the 1998 Plan have a maximum term of ten years.

A summary of the option activity of the Company's 1998 Plan as of December 28, 2013 and changes during the fiscal year then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 29, 2012	347,293	$10.60
Forfeited/cancelled	(82,200)	$10.91

Outstanding at December 28, 2013	265,093	$10.50	2.9 years	$9,450

Options vested and exercisable at December 28, 2013	265,093	$10.50	2.9 years	$9,450

There were no options granted during fiscal year 2013 or fiscal year 2012. As of December 28, 2013 there is no remaining unrecognized compensation cost, net of estimated forfeitures, related to the unvested portion of stock options issued under the 1998 Plan.

Nonvested Shares

Service-Based Non-vested Share Awards - As of December 29, 2012, the Company had 110,000 shares of non-vested stock outstanding that vest solely based on employee service. These shares had a weighted average grant date fair value of $2.26 and were scheduled to cliff vest after a one-year service period that commenced on the date of the grant, December 17, 2012. All 110,000 shares vested on December 17, 2013, and no remaining service-based non-vested shares were outstanding as of December 28, 2013.

The service-based non-vested share award for the 110,000 shares was valued at the date of grant, based on the closing market price of the Company’s common stock, and was expensed using the straight-line method over the requisite service period (which was the vesting period of the award). During 2013 and 2012, the Company recorded $237,000 and $8,000, respectively, of stock-based compensation expense in connection with the service-based non-vested share awards granted in December 2012. As of December 28, 2013, there was no unrecognized stock-based compensation expense, net of estimated forfeitures, related to the service-based non-vested share awards while there was $240,000 of unrecognized compensation cost as of December 29, 2012. The total fair value of the service-based non-vested share awards that vested during 2013 was $329,000.

A summary of the status of service-based non-vested shares awards issued under the 1998 Plan as of December 28, 2013 and changes during the fiscal year then ended is presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value per share
Outstanding at December 29, 2012	110,000	$2.26
Vested	(110,000)	$2.26
Outstanding at December 28, 2013	-	$-

Performance-Based Non-vested Share Awards - On April 8, 2013, the Company’s Board of Directors approved an equity incentive program under the 1998 Plan pursuant to which the Board of Directors granted performance-based non-vested share awards for a total of 800,000 shares of Common Stock to various executive officers and employees of the Company. All 800,000 non-vested shares have a grant date fair value of $3.14 per share. The first potential vesting date is the Company's earnings release date for its 2014 first fiscal quarter and each subsequent potential vesting date is each of the Company's quarterly earnings release dates thereafter through the release date for the first quarter of 2017. Shares not vested as of the release date for the first quarter of 2017 are forfeited. Except for termination of employment in certain circumstances following a change of control, the unvested portion of an award is forfeited upon any termination of employment. Under the terms of the awards, vesting is partially accelerated and each award is converted to a time-vested award upon a change of control of the Company. The holders of shares underlying non-vested share awards have all of the rights of stockholders of the Company, including the right to receive dividends and to vote the shares, until the shares are forfeited to the Company.

Stock-based compensation cost for performance-based non-vested share awards is measured at the grant date based on the fair value of shares expected to be earned at the end of the performance period, based on the closing market price of the Company’s common stock on the date of grant, and is recognized as expense using the straight-line method over the performance period based upon the probable number of shares expected to vest. The Company estimates and excludes compensation cost related to awards not expected to vest based upon estimated forfeitures. During fiscal 2013, the Company recorded $487,000 of stock-based compensation expense in connection with the performance-based non-vested share awards granted in April 2013. As of December 28, 2013, there is an estimated $1.9 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to the performance-based non-vested share awards. The unrecognized compensation cost at December 28, 2013 is expected to be recognized over a period of 39 months.

A summary of the status of performance-based non-vested shares awards issued under the 1998 Plan as of December 28, 2013 and changes during the fiscal year then ended is presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value per share
Outstanding at December 29, 2012	-	$-
Granted	800,000	$3.14
Outstanding at December 28, 2013	800,000	$3.14

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

A summary of the option activity of the Company's Supplemental Stock Plan as of December 28, 2013 and changes during the fiscal year then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 29, 2012	102,000	$11.44
Forfeited/cancelled	(19,400)	$11.88

Outstanding at December 28, 2013	82,600	$11.33	3.5 years	$0

Options vested and exercisable at December 28, 2013	82,600	$11.33	3.5 years	$0

There were no options granted during fiscal year 2013 or fiscal year 2012. There were no options exercised during fiscal year 2013 or fiscal year 2012. As of December 28, 2013 there is no remaining unrecognized compensation cost, net of estimated forfeitures, related to the unvested portion of stock options issued under the Supplemental Stock Plan.

EMPLOYEE STOCK PURCHASE PLAN

Under the Employee Stock Purchase Plan (ESPP), shares of the Company's common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first day of the enrollment period or on the last day of each six-month period over the subsequent two years. Employees may purchase shares through a payroll deduction program having a value not exceeding 15% of their gross compensation during an offering period. During both fiscal years 2013 and 2012, the Company recognized net expense of $13,000 in connection with FASB ASC 718 associated with the ESPP.

On June 14, 2013, the stockholders of the Company approved amendments to the ESPP. The amendments to the Plan include the following: (1) an extension of the ESPP term from June 8, 2014 to June 14, 2023; and (2) an increase in the maximum number of shares of Common Stock that may be issued under the ESPP from 372,209 shares to 622,209 shares.

4. SUPPLEMENTAL BALANCE SHEET INFORMATION

Accrued payroll, bonuses and related expenses and Other accrued liabilities consist of the following (amounts in thousands):

	December 28, 2013	December 29, 2012

Accrued payroll, bonuses and related expenses
Accrued payroll	$1,308	$1,395
Accrued bonuses	1,774	1,721
Accrued payroll taxes	580	558
Other	587	329
	$4,249	$4,003

Other accrued liabilities
Sales and value-added taxes payable	$889	$871
Other	742	938
	$1,631	$1,809

5. BUSINESS SEGMENTS, MAJOR CUSTOMERS AND SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

The Company identifies its segments based on the way management organizes the Company to assess performance and make operating decisions regarding the allocation of resources. In accordance with the criteria in FASB ASC 280 "Segment Reporting ," the Company has concluded it has two reportable segments: the North America segment and the EMEA segment. The North America segment is comprised of three operating segments (Strategy, North America Cable and Broadband, North America Telecom), which are aggregated into one reportable segment based on the similarity of their economic characteristics. The EMEA segment is a single reportable, operating segment that encompasses the Company's operational, technology and software consulting services outside of North America. Both reportable segments offer management consulting, custom developed software, and technical services.

Management evaluates segment performance based upon income (loss) from operations, excluding share-based compensation (benefits), depreciation and intangibles amortization. There were no inter-segment revenues during fiscal years 2013 and 2012. In addition, in its administrative division, entitled "Not Allocated to Segments," the Company accounts for non-operating activity and the costs of providing corporate and other administrative services to all the segments. Summarized financial information concerning the Company's reportable segments is shown in the following table (amounts in thousands):

	North America	EMEA	Not Allocated to Segments	Total
As of and for the fiscal year ended December 28, 2013:
Revenues	$34,759	$20,612		$55,371
Income (loss) from operations	8,352	4,923	$(15,217)	(1,942)
Interest income			4	4
Income (loss) before income tax provision	8,352	4,923	(15,213)	(1,938)
Depreciation and amortization			670	670
Total assets	$4,894	$6,822	$25,108	$36,824

As of and for the fiscal year ended December 29, 2012:
Revenues	$38,283	$14,726		$53,009
Income (loss) from operations	10,374	2,677	$(14,148)	(1,097)
Interest income			6	6
Income (loss) before income tax provision	10,374	2,677	(14,132)	(1,081)
Depreciation and amortization			767	767
Total assets	$7,519	$5,243	$22,554	$35,316

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

In accordance with the provisions of FASB ASC 280-10, revenues earned in the United States and internationally based on the location where the services are performed are shown in the following table (amounts in thousands):

	Revenues		Loss Before Income Tax Provision
	Fiscal Year 2013	Fiscal Year 2012	Fiscal Year 2013	Fiscal Year 2012
United States	$32,845	$36,789	$(1,150)	$(750)
International:
United Kingdom	20,464	13,344	(716)	(272)
Other	2,062	2,876	(72)	(59)
Total	$55,371	$53,009	$(1,938)	$(1,081)

Major customers in terms of significance to Cartesian's revenues (i.e. in excess of 10% of revenues) for fiscal years 2013 and 2012 and accounts receivable as of December 28, 2013 and December 29, 2012 were as follows (amounts in thousands):

	Revenues
	Fiscal Year 2013		Fiscal Year 2012
	North America	EMEA	North America	EMEA
Customer A	$12,014		$14,363
Customer B	$829	$9,890	$23	$3,559
Customer C	$6,347		$5,860
Customer D	$5,329		$6,675

	Accounts Receivable
	December 28, 2013	December 29, 2012
Customer A	$1,756	$2,679
Customer B	$4,056	$1,289
Customer C	$565	$1,085
Customer D	$595	$1,314

Revenues from the Company's ten most significant customers accounted for approximately 83% and 82% of revenues in fiscal years 2013 and 2012, respectively.

Substantially all of Cartesian's receivables are obligations of companies in the communications, media and entertainment industries. The Company generally does not require collateral or other security on its accounts receivable. The credit risk on these accounts is controlled through credit approvals, limits and monitoring procedures. The Company records bad debt expense based on judgment about the anticipated default rate on receivables owed to Cartesian at the end of the reporting period. That judgment is based on the Company's uncollected account experience in prior years and the ongoing evaluation of the credit status of Cartesian's customers and the communications industry in general.

6. PROPERTY AND EQUIPMENT

	December 28, 2013	December 29, 2012
	(In thousands)
Furniture and fixtures	$1,703	$1,620
Software and computer equipment	5,289	4,974
Leasehold improvements	1,537	1,410
	8,529	8,004
Less: Accumulated depreciation and amortization	7,327	6,649
	$1,202	$1,355

Depreciation and amortization expense on property and equipment was $670,000 and $767,000 for fiscal years 2013 and 2012, respectively.

7. INCOME TAXES

For fiscal years 2013 and 2012, the income tax benefit (provision) consists of the following (amounts in thousands):

	Fiscal Year 2013	Fiscal Year 2012
Federal deferred tax expense, net	$(85)	$(102)
State deferred tax expense, net	(29)	(4)

Total	$(114)	$(106)

The Company has reserved all of its domestic and foreign net deferred tax assets with a valuation allowance as of December 28, 2013 and December 29, 2012, in accordance with the provisions of FASB ASC 740 "Income Taxes." Realization of the deferred tax asset is dependent on generating sufficient income in future periods. In evaluating the ability to use its deferred tax assets, the Company considers all positive and negative evidence including the Company's past operating results, the existence of cumulative losses in the most recent fiscal year and the Company's forecast of future income. In determining future income, the Company is responsible for assumptions utilized including the amount of state, federal and international operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future income and are consistent with the plans and estimates the Company is using to manage the underlying business.

The following is a reconciliation between the provision for income taxes and the amounts computed based on loss before income taxes at the statutory federal income tax rate (amounts in thousands):

	Fiscal Year 2013		Fiscal Year 2012
	Amount	%	Amount	%
Computed expected federal income tax benefit	$658	34.0	$368	34.0
State income tax benefit, net of federal benefit	186	9.6	11	1.1
Rate differential on foreign operations	174	8.9	(76)	(7.1)
Forfeited vested stock options	(211)	(10.9)	(460)	(42.5)
Adjustment to estimated tax loss carryforward	(1,734)	(89.6)	(4)	(0.4)
Change in statutory and applicable tax rates	771	39.8	(1,845)	(170.7)
Non-deductible expenses	(62)	(3.2)	(73)	(6.8)
Other	(5)	(0.2)	(12)	(1.0)
Change in valuation allowance	109	5.7	1,985	183.6
Total	$(114)	(5.9)	$(106)	(9.8)

The significant components of deferred income tax assets and the related balance sheet classifications, as of December 28, 2013 and December 29, 2012, are as follows (amounts in thousands):

	December 28, 2013	December 29, 2012
Current deferred tax assets (liabilities):
Accounts receivable	$45	$68
Accrued expenses	109	61
Valuation allowance	(154)	(129)
Current deferred tax asset	$-	$-

Non-current deferred tax assets (liabilities):
Goodwill and intangible assets	$4,811	$6,437
Share-based compensation expense	803	856
Net operating loss carryforward	24,265	22,842
Other	480	458
Foreign tax credit carryforward	1,006	1,006
Valuation allowance	(31,951)	(32,071)

Non-current deferred tax liabilities	$(586)	$(472)

The federal net operating loss carryforward as of December 28, 2013 is scheduled to expire as follows (amounts in thousands):

	Amount	Year
	$1,640	2015
	5,602	2023
	9,094	2024
	7,432	2025
	9,854	2026
	5,152	2027
	1,637	2028
	3,279	2030
	4,676	2031
	4,798	2032
	7,426	2033
Total	$60,590

As of December 28, 2013, the Company has a deferred tax asset of $2.1 million related to various state net operating loss carryforwards. These net operating losses expire at various times between 2014 and 2033. In addition, the Company has a deferred tax asset of $1.5 million related to foreign net operating loss carryforwards as of December 28, 2013 that have no expiration date. As of December 28, 2013, the Company has net of foreign tax credits of $1.0 million. If unutilized, the expiration of these foreign tax credits is $317,000 and $689,000 in fiscal years 2018 and 2019, respectively. The Company has not provided deferred taxes on undistributed earnings of foreign subsidiaries, because it is the Company's intention to reinvest these earnings indefinitely. The determination of the amount of deferred taxes related to investments in foreign subsidiaries that is essentially permanent in nature is not practicable.

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

As of December 28, 2013 and December 29, 2012, the Company had no recorded liability for unrecognized tax benefits.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2000. As of December 28, 2013, the Company has no income tax examinations in process.

8. LEASE COMMITMENTS

The Company leases office facilities, computer equipment and office furniture under various operating leases expiring at various dates through July 2019.

Following is a summary of future minimum payments under operating leases that have initial or remaining non-cancellable lease terms at December 28, 2013 (amounts in thousands):

Fiscal Year	Operating Leases
2014	$1,590
2015	1,546
2016	600
2017	435
2018	335
Thereafter	100
Total minimum lease payments	4,606
Future minimum rentals to be received under non-cancellable subleases	(364)
Minimum lease payments net of amounts to be received under subleases	$4,242

Total rental expense, net of subtenant rents received, was approximately $1,106,000 and $1,327,000 for fiscal years 2013 and 2012, respectively, and was recorded in selling, general and administrative expenses. The Company recorded $202,000 and $121,000, respectively, in rental income from subtenants during fiscal years 2013 and 2012. Rents received from subtenants are recorded as an offset to rental expense.

9. LETTERS OF CREDIT

In connection with the leasing of office space, the Company provides security deposits in the form of two irrevocable letters of credit with financial institutions for the benefit of the respective landlords. As of December 28, 2013 and December 29, 2012, the required, total collateral amount was $102,000 and $144,000, respectively. The collateral deposited for these letters of credit is included in "Other Noncurrent Assets" on the Company's Consolidated Balance Sheets as of December 28, 2013 and December 29, 2012. No obligation has been recorded in connection with the letters of credit on the Company's Consolidated Balance Sheets as of December 28, 2013 and December 29, 2012.

10. COMMITMENTS AND CONTINGENCIES

On January 10, 2012, Richard P. Nespola, the Company’s former chief executive officer, former chairman of the board and a former member of the Company’s Board of Directors, filed an action, Richard P. Nespola v. The Management Network Group, Inc., against the Company with the American Arbitration Association. In the action, Mr. Nespola claims, among other things, that the Company breached his employment agreement and an implied covenant of good faith and fair dealing by: (i) improperly deciding not to renew his employment agreement, and (ii) subsequently deciding to terminate his employment for cause. Mr. Nespola seeks in excess of $1.6 million in damages plus attorneys’ fees and costs.

On March 3, 2014, the arbitrator issued an interim award, finding that Mr. Nespola's employment was terminated without cause and that Mr. Nespola is entitled to severance under his employment agreement. In the second phase of the proceedings, the arbitrator will rule on Mr. Nespola's claim for damages, attorneys' fees and costs based upon the interim award and the Company's claim for certain attorneys' fees and costs. Based on the interim ruling, the Company believes it is probable that a liability exists for contractual severance, attorneys' fees and costs at December 28, 2013 related to this action. The Company has recorded a liability of $1.5 million in Accrued Severance Liability on the Consolidated Balance Sheet as of December 28, 2013, for the amount of severance which may be payable under the terms of Mr. Nespola’s employment agreement. The Company has not recorded a liability relating to any amounts that may be awarded to Mr. Nespola in the arbitration with respect to his attorneys’ fees and costs because such amounts are not currently reasonably estimable. The Company is unable to reasonably estimate such amounts because the Company does not have information regarding the amount of attorneys' fees and costs incurred by Mr. Nespola or whether such fees or costs would be determined to be reasonable and because the amount of any award is subject to the determination of the arbitrator after further proceedings. As a result, the amount of any award granted by the arbitrator could be materially higher than the liability recorded.

In addition, the Company may become involved in various legal and administrative actions arising in the normal course of business. These could include actions brought by taxing authorities challenging the employment status of consultants utilized by the Company. In addition, future customer bankruptcies could result in additional claims on collected balances for professional services near the bankruptcy filing date. When management has determined that an asset has been impaired or a liability had been incurred related to an action, claim or assessment and the amount of loss can be reasonably estimated, the Company will record a liability for such estimated loss in the appropriate accounting period. The resolution of any of such actions, claims, or the matters described above may have an impact on the financial results for the period in which they occur.

During fiscal year 2012, the Company renewed a purchase agreement, committing to purchase a minimum of $285,000 in computer software over a three year period ending in the first quarter of fiscal year 2015. As of December 28, 2013 and December 29, 2012, respectively, the Company had obligations of $119,000 and $214,000 remaining under this commitment.

11. EMPLOYEE BENEFIT PLAN

The Company offers defined contribution plans to eligible employees. Such employees may contribute a percentage of their annual compensation in accordance with the plans guidelines. The plans provide for Company contributions that are subject to maximum limitations as defined by the plans. Company contributions to its defined contribution plans totaled $1,197,000 and $955,000 in the years ended December 28, 2013 and December 29, 2012, respectively.

12. SUBSEQUENT EVENTS

Arbitration with Former Executive

As previously disclosed, Richard P. Nespola, the Company’s former chief executive officer, former chairman of the board and a former member of the Company’s Board of Directors, filed an action Richard P. Nespola v. The Management Network Group, Inc. , against the Company with the American Arbitration Association. On March 3, 2014, the arbitrator in the action issued an interim award, finding that Mr. Nespola's employment was terminated without cause and that Mr. Nespola is entitled to severance under his employment agreement. In the second phase of the proceedings, the arbitrator will rule on Mr. Nespola's claim for damages, attorneys' fees and costs based upon the interim award and the Company's claim for certain attorneys' fees and costs. Based on the interim ruling, the Company believes it is probable that a liability exists for contractual severance, attorneys' fees and costs at December 28, 2013 related to this action. The Company has recorded a liability of $1.5 million in Accrued Severance Liability on the Consolidated Balance Sheet as of December 28, 2013, for the amount of severance which may be payable under the terms of Mr. Nespola’s employment agreement. See Note 10, Commitments and Contingencies.

Common Stock Repurchase Program

On February 27, 2014, the Company announced that its Board of Directors had approved a common stock repurchase program under which the Company may repurchase up to $2 million of Company common stock through June 30, 2015. Under the program, repurchases may be made by the Company from time to time in the open market or through privately negotiated transactions depending on market conditions, share price and other factors. The stock repurchase program may be modified or discontinued at any time by the Board of Directors. The Company expects to fund repurchases through cash on hand, future cash flow from operations and future borrowings. In order to facilitate repurchases, the Company may enter into a Rule 10b5-1 plan, which permits stock repurchases when the Company might otherwise be precluded from doing so under insider trading laws or because of self-imposed trading blackout period.

Equity Awards

On March 10, 2014, the Compensation Committee of the Board of Directors of the Company granted performance-based non-vested share awards for a total of 40,000 shares of common stock under the 1998 Plan to one executive officer and one employee of the Company. All 40,000 non-vested shares have a grant date fair value of $3.93. The first potential vesting date is the Company's earnings release date for its 2015 first fiscal quarter and each subsequent potential vesting date is each of the Company's quarterly earnings release dates thereafter through the release date for the first quarter of 2017. Shares not vested as of the release date for the first quarter of 2017 are forfeited. Except for termination of employment in certain circumstances following a change of control, the unvested portion of an award is forfeited upon any termination of employment. Under the terms of the awards, vesting is partially accelerated and each award is converted to a time-vested award upon a change of control of the Company. The holders of shares of non-vested share awards have all of the rights of stockholders of the Company, including the right to receive dividends and to vote the shares, until the shares are forfeited to the Company.

On March 10, 2014, the Compensation Committee of the Board of Directors of the Company granted service-based non-vested share awards for a total of 81,000 shares of common stock and stock options exercisable for 50,000 shares of common stock under the 1998 Plan to various employees of the Company. The non-vested shares vest solely based on employee service. All 81,000 non-vested shares have a grant date fair value of $3.93 and will cliff vest after a one-year service period that commenced on the date of grant. The 50,000 stock options vest over a four year period and have an exercise price of $3.93.

On March 11, 2014, the Compensation Committee of the Board of Directors of the Company granted stock options exercisable for 20,000 shares of common stock under the 1998 Plan to the Chairman of the Board of Directors of the Company. The 20,000 stock options vest over a one year period and have an exercise price of $4.12.

Strategic Alliance and Investment by Elutions, Inc.

On February 25, 2014, the Company entered into an Investment Agreement with Elutions, Inc. ("Elutions") , a provider of operational business intelligence solutions. Under the Investment Agreement, the Company agreed to issue and sell shares of common stock to Elutions and to issue stock purchase warrants to Elutions, and the parties agreed that a subsidiary of Elutions would loan funds to a subsidiary of the Company. On March 18, 2014, the Company and Elutions completed the closing (the "Closing") of the transactions contemplated under the Investment Agreement.

At the Closing, (a) the Company issued and sold 609,756 shares of common stock to Elutions at a price of $3.28 per share, for an aggregate purchase price of $2,000,000, (b) the Company's subsidiary, Cartesian Limited, issued a non-convertible promissory note (the "Note") payable to Elutions Capital Ventures S.à r.l, a subsidiary of Elutions ("Elutions – Europe"), in an aggregate original principal amount of US$3,268,664, payable in equivalent Great Britain Pounds Sterling, and the Company issued to Elutions a common stock Purchase Warrant (Tracking) related to the Note to purchase 996,544 shares of Common Stock of the Company for $3.28 per share (the "Tracking Warrant"), and (c) the Company issued to Elutions a Common Stock Purchase Warrant (Commercial Incentive) pursuant to which Elutions can earn the right to purchase up to 3,400,000 shares of common stock of the Company at prices ranging from $3.85 per share to $4.85 per share based on the Company's financial results related to certain customer contracts obtained jointly by the Company and Elutions (the "Incentive Warrant"). The Incentive Warrant and the Tracking Warrant are referred to collectively below as the "Warrants".

The following provisions of the Investment Agreement and exhibits are subject to the Company obtaining stockholder approval of these provisions in accordance with the rules of the Nasdaq Stock Market, LLC ("Nasdaq"), to the extent required by Nasdaq rules: (i) exercise of the Incentive Warrant, (ii) the effectiveness of the economic anti-dilution provisions in the Warrants and (iii) the right of Elutions to purchase additional securities of the Company, in connection with future issuances by the Company, pursuant to purchase rights in the Warrants and the preemptive rights granted to Elutions in the Investment Agreement. The Company has agreed in the Investment Agreement to present a proposal for the approval of these provisions to the stockholders at the Company's 2014 annual meeting of stockholders, currently scheduled for June 2014.

The Note issued at Closing by the Company's subsidiary, Cartesian Limited, in the aggregate original principal amount of US$3,268,664, bears interest at the rate of 7.825% per year, payable monthly, and matures on March 18, 2019. The Note may be called by the holder at any time and may be prepaid by Cartesian Limited after 18 months if the trading price of the Company's common stock exceeds $5.50 per share for a specified period of time and may be prepaid by Cartesian Limited at any time after 30 months. The obligations of Cartesian Limited under the Note are guaranteed by the Company pursuant to a Guaranty entered into by the Company at Closing and are secured by certain assets relating to client contracts involving Elutions pursuant to a Security Agreement entered into by the Company and Elutions at Closing. Amounts outstanding under the Note may be applied to the exercise price of the Company's common stock under the Tracking Warrant. Upon occurrence of an event of default, the Note would bear interest at 9.825% per year and could be declared immediately due and payable.

Under the Tracking Warrant, Elutions may acquire 996,544 shares of common stock of the Company for $3.28 per share at any time and from time to time through March 18, 2020. The Company may require Elutions to exercise or forfeit the Tracking Warrant at any time (i) after 18 months if the trading price of the Company's common stock exceeds $5.50 per share for a specified period of time and the Company meets certain cash and working capital thresholds and (ii) after 30 months if the Company meets certain cash and working capital thresholds. To the extent amounts are outstanding under the Note, Elutions and the Company (if the Company is requiring exercise of the Tracking Warrant by Elutions as described above) may offset such amounts against the exercise price for shares of common stock acquired under the Tracking Warrant.

Under the Incentive Warrant, Elutions can earn the right to purchase up to 3,400,000 shares of common stock of the Company at prices ranging from $3.85 per share to $4.85 per share based on the Company's financial results as described below. The Incentive Warrant expires on March 18, 2020. The right to acquire shares pursuant to the Warrant may be earned by Elutions based upon certain revenues or cash received by the Company under customer contracts acquired jointly with Elutions through a five year period from March 18, 2014 until March 18, 2019. The number of shares of common stock that may be acquired under the Incentive Warrant is determined by dividing four percent of such revenues and cash recognized or received by the Company in each year during the five year period by the warrant exercise price per share for that year. In addition, the right to acquire shares may vest at the end of the five-year period for contracts that have been signed and with respect to which revenues are expected to be earned or cash is expected to be received after the end of the five-year period. The exercise price increases $0.25 per year for shares earned in each year of the five-year period and is payable in cash, provided that Elutions has the right to utilize a cashless exercise procedure to acquire shares of common stock under the Incentive Warrant for a limited period of time each year after the right to acquire such shares vests. Any shares utilized to exercise such cashless exercise right will not reduce the maximum number of shares that may be earned and acquired under the Incentive Warrant.

Each of the Warrants has economic anti-dilution protection provisions which provide for adjustments in the Warrants in the event of issuances or deemed issuances of shares of common stock by the Company at a price less than market price at the time of issuance, subject to a number of exceptions. Each of the Warrants also permits Elutions (subject to certain exceptions) to purchase shares in future equity offerings made by the Company on a pro rata basis to all stockholders, with such participation right based upon the maximum number of shares that may be purchased under the Warrant.

At Closing, the Company and Elutions entered into a Registration Rights Agreement (the "Registration Rights Agreement"), pursuant to which the Company has obligations to register for resale the shares of common stock issued under the Investment Agreement and the Warrants. Under the Registration Rights Agreement, the Company granted certain piggyback registration rights to Elutions and agreed to file and maintain a resale shelf registration statement for the benefit of Elutions.

The Investment Agreement and the agreements and instruments described above are part of a strategic relationship between the parties, pursuant to which the parties intend to work together to market, sell and implement certain products, solutions and services developed by Elutions. As part of the strategic relationship, the parties entered into certain commercial framework documents, including a Market Development Agreement and related Inventory Agreement, on February 25, 2014 and intend to enter into client agreements and bilateral agreements from time to time in the ordinary course of business outlining the terms of the parties' commercial relationship with respect to business development and providing products, solutions and services to clients. The parties have agreed to a term of five years, with automatic two-year renewals unless notice is given, and subject to termination rights in certain events. In the strategic relationship, the Company will work with Elutions with respect to the marketing, sale, installation and implementation of Elutions' "Maestro" products, solutions and services currently developed or developed in the future, including, smart building, data center infrastructure management, maestro asset management and other products, solutions or services which enable the monitoring, analysis and control automation of assets and systems with the purpose of reducing energy consumption and other operational expenses. The Company has agreed to restrictions during the term and for two years thereafter in regard to solutions or services that are substantially similar to or competitive with certain solutions or services of Elutions, and each party has agreed not to hire the other party's employees during the same period.

The parties have agreed on a general framework for pursuing, entering into and implementing customer contracts, which includes providing for joint and separate client pursuits and marketing on an initial and ongoing basis, procedures for contracting with clients, procedures for interface between the parties, limited exclusivity requirements of Elutions relating to identified prospects and clients of the Company, intellectual property rights of Elutions to its products and related restrictions, restrictions regarding use of confidential information, limitations on liability of the parties, independent contractor status of the parties, limitations on publicity by the parties, and dispute resolution, including arbitration. The parties have also agreed to a framework for certain initial inventory orders and reorders by the Company from Elutions, and related commitments, timing and pricing procedures, when the Company is the prime contracting party under certain client statements of work. The parties intend that specific pricing and allocation provisions and other specific commercial terms will be included in individual client statements of work, subject to certain gross margin requirements for the benefit of the Company.

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

A review and evaluation was performed by our management, including the person serving as our Chief Executive Officer and Chief Financial Officer (the "CEO and CFO"), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the Company's CEO and CFO has concluded that the Company's disclosure controls and procedures were effective as of December 28, 2013.

Management's Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of our CEO and CFO, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 28, 2013.

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

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the fourth fiscal quarter ended December 28, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

The Company has entered into indemnification agreements in the form set forth in Exhibit 10.2 to this Form 10-K with its directors and officers and intends to enter into indemnification agreements with future directors and officers of the Company. The indemnification agreements provide for indemnification to the fullest extent permitted by law and for advancement of expenses. The Company has entered into indemnification agreements with the following current directors and officers of the Company: Peter H. Woodward, Chairman of the Board of Directors; Robert J. Currey, Director; A. Reza Jafari, Director; Micky K. Woo, Director; Donald E. Klumb, Director, Chief Executive Officer, President, and Chief Financial Officer; Susan M. Simmons, Chief Operating Officer; James R. Baker, Chief Technology Officer and Chief Information Officer; and Thurston Cromwell, General Counsel and Corporate Secretary.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company's definitive Proxy Statement for its 2014 Annual Meeting of Stockholders (the "Proxy Statement") contains, under the captions "Election of Directors," "Corporate Governance," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" the information required by Item 10 of this Form 10-K, which information is incorporated herein by this reference.

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

The following table provides information as of December 28, 2013 with respect to shares of the Company’s common stock that may be issued under the Company’s equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
PLANS APPROVED BY SECURITY HOLDERS
- 1998 Equity Incentive Plan	265,093	$10.50	1,313,603
- Employee Stock Purchase Plan			375,880	(1)
PLANS NOT APPROVED BY SECURITY HOLDERS
- 2000 Supplemental Stock Plan	82,600	$11.33	-

(1)	Shares that may be purchased under the 1999 Employee Stock Purchase Plan, including shares subject to purchase during the current purchase period

For an additional discussion of our equity compensation plans, see Item 8, "Consolidated Financial Statements," Note 3, "Share-Based Compensation."

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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
DONALD E. KLUMB
CHIEF EXECUTIVE OFFICER, PRESIDENT, CHIEF FINANCIAL OFFICER, AND DIRECTOR

Date: March 28, 2014

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DONALD E. KLUMB	Chief Executive Officer (Principal executive officer),	March 28, 2014
Donald E. Klumb	President, Chief Financial Officer (Principal financial officer and principal accounting officer), and Director

/s/ PETER H. WOODWARD	Chairman of the Board	March 28, 2014
Peter H. Woodward

/s/ ROBERT J. CURREY	Director	March 28, 2014
Robert J. Currey

/s/ A. REZA JAFARI	Director	March 28, 2014
A. Reza Jafari

/s/ MICKY K. WOO	Director	March 28, 2014
Micky K. Woo

INDEX TO EXHIBITS

The following is a list of exhibits filed or furnished as part of this report.

Exhibit
Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation, as amended, filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2013, is incorporated herein by reference as Exhibit 3.1.

3.2	Amended and Restated Bylaws, filed as Exhibit 3.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 12, 2012, are incorporated herein by reference as Exhibit 3.2.

4.1	Specimen Common Stock Certificate.

4.2	Registration Rights Agreement, dated February 12, 1998, among the Company and certain holders of the Company's common stock (the "Registration Rights Agreement"), filed as Exhibit 10.1 to the Registration Statement on Form S-1 originally filed September 20, 1999 (Registration No. 333-87383), as amended (the "1999 S-1 Registration Statement"), is incorporated herein by reference as Exhibit 4.2.

4.3	Amended and Restated Rights Agreement, dated as of July 19, 2010, by and between the Company and Computershare Trust Company N.A., filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2010, is incorporated herein by reference as Exhibit 4.3.

4.4	Form of Rights Certificate, filed as Exhibit B to the Amended and Restated Rights Agreement filed as Exhibit 4.1 to the Company's Current Report on Form 8-K with the Securities and Exchange Commission on July 19, 2010, is incorporated herein by reference as Exhibit 4.4.

4.5	Amendment No. 1, dated February 25, 2014, to the Amended and Restated Rights Agreement, dated as of July 19, 2010, by and between the Company and Computershare Trust Company, N.A., filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2014, is incorporated herein by reference as Exhibit 4.5.

4.6	Secured Loan Note Deed dated March 18, 2014, issued by Cartesian Limited to Elutions Capital Ventures S.à r.l in the principal amount of US$3,268,664, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2014, is incorporated herein by reference as Exhibit 4.6.

4.7	Common Stock Purchase Warrant (Commercial Incentive) dated March 18, 2014, between the Company and Elutions, Inc., filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2014, is incorporated herein by reference as Exhibit 4.7.

4.8	Common Stock Purchase Warrant (Tracking) dated March 18, 2014, between the Company and Elutions, Inc., filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2014, is incorporated herein by reference as Exhibit 4.8.

4.9	Registration Rights Agreement dated March 18, 2014 between the Company and Elutions, Inc., filed as Exhibit 4.4 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 19, 2014, is incorporated herein by reference as Exhibit 4.9.

10.1	Registration Rights Agreement, dated February 12, 1998. (See Exhibit 4.2).

10.2	Form of Indemnification Agreement between the Company and each of its Directors and Officers, filed as Exhibit 10.2 to the 1999 S-1 Registration Statement, is incorporated herein by reference as Exhibit 10.2.(1)

10.3	Amended and Restated 1998 Equity Incentive Plan, filed as Appendix A to the definitive proxy statement of the Company filed with the Securities and Exchange Commission on April 21, 2010, and the Form of Agreements thereunder, filed in Exhibit 10.3 to the 1999 S-1 Registration Statement, are incorporated herein by reference as Exhibit 10.3.(1)

10.4	Employee Stock Purchase Plan, as amended and restated effective June 14, 2013, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2013, and the Form of Agreements thereunder, filed in Exhibit 10.4 to the 1999 S-1 Registration Statement, are incorporated herein by reference as Exhibit 10.4.(1)

10.5	2000 Supplemental Stock Plan and Form of Agreements thereunder, filed as Exhibit 10.16 to the Company's Form 10-K for the fiscal year ended December 30, 2000, is incorporated herein by reference as Exhibit 10.5.(1)

10.6	Employment Agreement between the Company and Richard Nespola, dated January 5, 2004, filed as Exhibit 10.19 to the Company's Form 10-K for the fiscal year ended January 3, 2004, is incorporated herein by reference as Exhibit 10.6.(1)

10.7	Sublease between Best Doctors, Inc. and Cambridge Strategic Management Group Inc. (formerly TMNG Strategy, Inc.), dated December 30, 2004, filed as Exhibit 10.21 to the Company's Form 10-K for the fiscal year ended January 1, 2005, is incorporated herein by reference as Exhibit 10.7.

10.8	Third Amended Lease Agreement between NewTower Trust Company Multi-Employer Property Trust and the Company, dated August 30, 2005, filed as Exhibit 10.10 to the Company's Form 10-K for the fiscal year ended December 30, 2006, is incorporated herein by reference as Exhibit 10.8.

10.9	Third Additional Space Commencement Date Agreement between NewTower Trust Company Multi-Employer Property Trust and the Company, dated February 28, 2006, filed as Exhibit 10.9 to the Company's Form 10-K for the fiscal year ended December 30, 2006, is incorporated herein by reference as Exhibit 10.9.

10.10	Lease Agreement between Cartesian Limited and Sun Life Assurance Company of Canada (U.K.) Limited, dated November 23, 2000, filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 2007, is incorporated herein by reference as Exhibit 10.10.

10.11	Fourth Amendment to Lease between NewTower Trust Company Multi-Employer Property Trust and the Company, dated July 10, 2007, filed as Exhibit 10.16 to the Company's Form 10-K for the fiscal year ended December 27, 2007, is incorporated herein by reference as Exhibit 10.11.

10.12	Fifth Amendment to Lease between NewTower Trust Company Multi-Employer Property Trust and the Company, dated May 19, 2008, filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 28, 2008, is incorporated herein by reference as Exhibit 10.12.

10.13	Registration Rights Agreement, dated March 18, 2014. (See Exhibit 4.9).

10.14	Lease between Two Financial Center, LLC and the Company, dated August 16, 2010, filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended October 2, 2010, is incorporated herein by reference as Exhibit 10.14.

10.15	Deed of Variation of the lease between EPO (Norman) Limited, EPO (Norman 2) Limited and the Company, dated September 30, 2010, filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended October 2, 2010, is incorporated herein by reference as Exhibit 10.15.

10.16	The Management Network Group, Inc. 2012 Executive Incentive Compensation Plan, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2012, is incorporated herein by reference as Exhibit 10.16.(1)

10.17	Employment Agreement between Cambridge Strategic Management Group, Inc. and Susan Simmons dated October 20, 2006, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, is incorporated herein by reference as Exhibit 10.17.(1)

10.18	Settlement Agreement dated January 25, 2012, by and among the Company, Norman H. Pessin, Sandra F. Pessin, MHW Partners, L.P., MHW Capital, LLC, MHW Capital Management, LLC and Peter H. Woodward, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2012, is incorporated herein by reference as Exhibit 10.18.

10.19	Employment Agreement between the Company and Donald E. Klumb dated February 3, 2012, filed as Exhibit 10.20 to the Company's Form 10-K for the fiscal year ended December 31, 2011, is incorporated herein by reference as Exhibit 10.19.(1)

10.20	Employment Agreement between the Company and Micky K. Woo dated January 25, 2012, , filed as Exhibit 10.21 to the Company's Form 10-K for the fiscal year ended December 31, 2011, is incorporated herein by reference as Exhibit 10.20.(1)

10.21	CSMG 2012 SVP/Managing Director Bonus Plan, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, is incorporated herein by reference as Exhibit 10.21.(1)

10.22	Form of Restricted Stock Award Agreement, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 2013, is incorporated herein by reference as Exhibit 10.22.(1)

10.23	Employment Agreement between the Company and James R. Baker dated January 1, 2010, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2013, is incorporated herein by reference as Exhibit 10.23.(1)

10.24	Sixth Amendment to Lease between MEPT Lighton Plaza LLC and the Company, dated February 15, 2013, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2013, is incorporated herein by reference as Exhibit 10.24.

10.25	First Amendment to Lease between SG 2007-FL14 NJOP Holdings LLC and the Company, dated June 19, 2013, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 2013, is incorporated herein by reference as Exhibit 10.25.

10.26	Investment Agreement, dated February 25, 2014, by and between the Company and Elutions, Inc., filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2014, is incorporated herein by reference as Exhibit 10.2 6.

10.27	Guaranty dated March 18, 2014 issued by the Company in favor of Elutions Capital Ventures S.à r.l., filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2014, is incorporated herein by reference as Exhibit 10.27.

10.28	Security Agreement dated March 18, 2014 between the Company and Elutions Capital Ventures S.à r.l., filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2014, is incorporated herein by reference as Exhibit 10.28.

10.29	Form of Restricted Stock Award.(1)

21.1	List of subsidiaries of the Company, prepared pursuant to Item 601(b)(21) of Regulation S-K, is attached to this Form 10-K as Exhibit 21.1.

23.1	Consent of independent registered public accounting firm is attached to this Form 10-K as Exhibit 23.1.

24.1	Power of attorney (see signature page).

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-K as Exhibit 31.1.

32.1	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-K as Exhibit 32.1.

101	101.INS XBRL Instance Document

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

