Form 10-Q
period 2014-03-29
MANAGEMENT NETWORK GROUP, INC.
filed 2014-05-13
CIK 1094814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 29, 2014

or

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

As of May 8, 2014, TMNG had outstanding 8,791,335 shares of common stock.

THE MANAGEMENT NETWORK GROUP, INC. INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE MANAGEMENT NETWORK GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (In thousands)

(unaudited)

	March 29,	December 28,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,236	$13,780
Accounts receivable, net	17,267	11,716
Prepaid and other current assets	1,678	1,751
Total current assets	35,181	27,247

NONCURRENT ASSETS:
Property and equipment, net	1,108	1,202
Goodwill	8,282	8,225
Other noncurrent assets	146	150
Total Assets	$44,717	$36,824

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$3,099	$2,036
Current borrowings	3,269	-
Liability for warrants and derivatives	1,553	-
Accrued payroll, bonuses and related expenses	4,777	4,249
Accrued severance liability	1,491	1,491
Deferred revenue	1,556	591
Other accrued liabilities	1,854	1,631
Total current liabilities	17,599	9,998

NONCURRENT LIABILITIES:
Deferred income tax liabilities	615	586
Other noncurrent liabilities	282	342
Total noncurrent liabilities	897	928

Commitments and contingencies (Note 8)

Total stockholders’ equity	26,221	25,898
Total Liabilities and Stockholders’ Equity	$44,717	$36,824

See notes to unaudited condensed consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

 (unaudited)

	Thirteen Weeks Ended
	March 29,	March 30,
	2014	2013
Revenues	$16,237	$14,010
Cost of services	10,310	8,969
Gross Profit	5,927	5,041
Selling, general and administrative expenses (includes non-cash share-based compensation expense of $174 and $63 for the thirteen weeks ended March 29, 2014 and March 30, 2013, respectively)	5,919	5,179
Income (loss) from operations	8	(138)
Other (expense) income:
Interest (expense) income, net	(8)	1
Discount on note payable and transaction costs	(1,528)	-
Change in fair value of warrants and derivative liabilities	(17)	-
Total other (expense) income	(1,553)	1
Loss before income taxes	(1,545)	(137)
Income tax provision	(29)	(16)
Net loss	(1,574)	(153)
Other comprehensive income (loss):
Foreign currency translation adjustment	137	(508)
Comprehensive loss	$(1,437)	$(661)

Net loss per common share
Basic and diluted	$(0.22)	$(0.02)

Weighted average shares used in calculation of net loss per basic and diluted common share	7,312	7,118

See notes to unaudited condensed consolidated financial statements.

THE MANAGEMENT NETWORK GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	For the Thirteen Weeks Ended
	March 29,	March 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,574)	$(153)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	187	165
Share-based compensation	174	64
Deferred tax expense	29	16
Discount on note payable	1,265	-
Change in fair value of warrants and derivative liabilities	17	-
Other	-	(25)
Other changes in operating assets and liabilities:
Accounts receivable, net	(5,460)	291
Prepaid and other assets	93	(257)
Trade accounts payable	1,036	535
Deferred revenue	959	(44)
Liability for warrants and derivatives	-	-
Accrued liabilities	628	(1,485)

Net cash used in operating activities	(2,646)	(893)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(67)	(69)

Net cash used in investing activities	(67)	(69)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(14)	-
Borrowing on note payable	3,269	-
Issuance of common stock	2,000	-
Equity issuance costs	(129)	-

Net cash provided by financing activities	5,126	-

Effect of exchange rate on cash and cash equivalents	43	(123)

Net increase (decrease) in cash and cash equivalents	2,456	(1,085)
Cash and cash equivalents, beginning of period	13,780	12,177
Cash and cash equivalents, end of period	$16,236	$11,092

Supplemental disclosure of cash flow information:
Accrued property and equipment additions	$158	$235
Leasehold improvements acquired through lease incentive	$-	$113

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

The condensed consolidated financial statements and accompanying notes of The Management Network Group, Inc. and its subsidiaries as of March 29, 2014, and for the thirteen weeks ended March 29, 2014 and March 30, 2013 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the Company’s condensed consolidated financial position, results of operations, and cash flows as of these dates and for the periods presented. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Consequently, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements nor those normally made in the Company’s Annual Report on Form 10-K. Accordingly, reference should be made to the Company’s annual consolidated financial statements and notes thereto for the fiscal year ended December 28, 2013, included in the 2013 Annual Report on Form 10-K (“2013 Form 10-K”) for additional disclosures, including a summary of the Company’s accounting policies. The Condensed Consolidated Balance Sheet as of December 28, 2013 has been derived from the audited Consolidated Balance Sheet at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Company has evaluated subsequent events for recognition or disclosure through the date these unaudited consolidated financial statements were issued.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the thirteen weeks ended March 29, 2014 are not necessarily indicative of the results to be expected for the full year ending January 3, 2015.

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

Fair Value Measurement - The Company utilizes the methods of fair value measurement as described in FASB ASC 820, “Fair Value Measurements” to value its financial assets and liabilities, including the financial instruments issued in the transaction described in Note 2, Strategic Alliance and Investment by Elutions, Inc. As defined in FASB ASC 820, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, FASB ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

Managed Services Implementation Revenues and Costs - Managed service arrangements provide for the delivery of a software or technology based solution to clients over a period of time without the transfer of a license or a software sale to the customer. For long-term managed service agreements, implementation efforts are often necessary to develop the software utilized to deliver the managed service. Costs of such implementation efforts may include internal and external costs for coding or customizing systems and costs for conversion of client data. The Company may invoice its clients for implementation fees at the go-live date of the underlying software. Lump sum implementation fees received from clients are initially deferred and recognized on a pro-rata basis as services are provided. Specific, incremental and direct costs of implementation incurred prior to the services going live are deferred pursuant to FASB ASC 605-35-25 and amortized over the period that the related ongoing services revenue is recognized to the extent that the Company believes the recoverability of the costs from the contract is probable. If a client terminates a managed services arrangement prior to the end of the contract, a loss on the contract may be recorded, if applicable, and any remaining deferred implementation revenues and costs would then be recognized into earnings generally over the remaining service period through the termination date. During the thirteen weeks ended March 29, 2014, implementation costs of $150,000 related to managed services contracts were deferred. No implementation costs related to managed services contracts were deferred during the thirteen weeks ended March 30, 2013.

Research and Development and Software Development Costs - During the thirteen weeks ended March 29, 2014 and March 30, 2013, software development costs of $204,000 and $195,000, respectively, were expensed as incurred. No software development costs were capitalized during the thirteen weeks ended March 29, 2014 and March 30, 2013.

Foreign Currency Transactions and Translation - Cartesian Limited and the international operations of Cambridge Strategic Management Group, Inc. conduct business primarily denominated in their respective local currency, which is their functional currency. Assets and liabilities have been translated to U.S. dollars at the period-end exchange rates. Revenues and expenses have been translated at exchange rates which approximate the average of the rates prevailing during each period. Translation adjustments are reported as a separate component of other comprehensive income (loss) in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Accumulated other comprehensive loss resulting from foreign currency translation adjustments totaled $3.7 million and $3.8 million as of March 29, 2014 and December 28, 2013, respectively, and is included in Total Stockholders’ Equity in the Condensed Consolidated Balance Sheets. Assets and liabilities denominated in other than the functional currency of a subsidiary are re-measured at rates of exchange on the balance sheet date. Resulting gains and losses on foreign currency transactions are included in the Company’s results of operations. Realized and unrealized exchange gains and losses included in the results of operations were not significant during the thirteen weeks ended March 29, 2014 and March 30, 2013.

Net Loss Per Share - The Company has not included the effect of stock options and non-vested shares in the calculation of diluted loss per share for the thirteen weeks ended March 29, 2014 and March 30, 2013 as the Company reported a net loss for these periods and the effect would have been anti-dilutive.

Recent Accounting Pronouncements - In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“FASB ASU 2013-11”). The update requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The provisions of FASB ASU 2013-11 are effective for annual and interim periods beginning after December 15, 2013. The adoption of the provisions of FASB ASU 2013-11 did not materially impact the Company's condensed consolidated financial statements.

2. Strategic Alliance and Investment by Elutions, Inc.

On February 25, 2014, the Company entered into an investment agreement (the “Investment Agreement”) with Elutions, Inc. ("Elutions"), a provider of operational business intelligence solutions. Under the Investment Agreement, the Company agreed to issue and sell shares of common stock to Elutions and to issue stock purchase warrants to Elutions, and the parties agreed that a subsidiary of Elutions would loan funds to a subsidiary of the Company. On March 18, 2014, the Company and Elutions completed the closing (the "Closing") of the transactions contemplated under the Investment Agreement.

At the Closing, (a) the Company issued and sold 609,756 shares of common stock to Elutions at a price of $3.28 per share, for an aggregate purchase price of $2,000,000, (b) the Company's subsidiary, Cartesian Limited, issued a promissory note (the "Note") payable to Elutions Capital Ventures S.à r.l, a subsidiary of Elutions, in an aggregate original principal amount of $3,268,664, payable in equivalent Great Britain Pounds Sterling, and the Company issued to Elutions a Common Stock Purchase Warrant (Tracking) related to the Note to purchase 996,544 shares of common stock of the Company for $3.28 per share (the "Tracking Warrant"), and (c) the Company issued to Elutions a Common Stock Purchase Warrant (Commercial Incentive) pursuant to which Elutions can earn the right to purchase up to 3,400,000 shares of common stock of the Company at prices ranging from $3.85 per share to $4.85 per share based on the Company's financial results related to certain customer contracts obtained jointly by the Company and Elutions (the "Incentive Warrant"). The Incentive Warrant and the Tracking Warrant are referred to collectively below as the "Warrants".

The following provisions of the Investment Agreement and exhibits are subject to the Company obtaining stockholder approval of these provisions in accordance with the rules of The Nasdaq Stock Market, LLC ("Nasdaq"), to the extent required by Nasdaq rules: (i) exercise of the Incentive Warrant, (ii) the effectiveness of the economic anti-dilution provisions in the Warrants and (iii) the right of Elutions to purchase additional securities of the Company, in connection with future issuances by the Company, pursuant to purchase rights in the Warrants and the preemptive rights granted to Elutions in the Investment Agreement. The Company has agreed in the Investment Agreement to present a proposal for the approval of these provisions to the stockholders at the Company's 2014 annual meeting of stockholders, currently scheduled for June 18, 2014.

Promissory Note

The Note issued at Closing by the Company's subsidiary, Cartesian Limited, in the aggregate original principal amount of $3,268,664, bears interest at the rate of 7.825% per year, payable monthly, and matures on March 18, 2019. The Note must be redeemed by Cartesian Limited upon notification by the holder at any time (the “Holder Redemption Option”) and may be prepaid by Cartesian Limited after 18 months if the trading price of the Company's common stock exceeds $5.50 per share for a specified period of time and may be prepaid by Cartesian Limited at any time after 30 months. The obligations of Cartesian Limited under the Note are guaranteed by the Company pursuant to a Guaranty entered into by the Company at Closing and are secured by certain assets relating to client contracts involving Elutions pursuant to a Security Agreement entered into by the Company and Elutions at Closing. Amounts outstanding under the Note may be applied to the exercise price of the Company's common stock under the Tracking Warrant. Upon occurrence of an event of default, the Note would bear interest at 9.825% per year and could be declared immediately due and payable.

Tracking Warrant

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

Incentive Warrant

Under the Incentive Warrant, Elutions can earn the right to purchase up to 3,400,000 shares of common stock of the Company at prices ranging from $3.85 per share to $4.85 per share based on the Company's financial results as described below. The Incentive Warrant expires on March 18, 2020. The right to exercise the Incentive Warrant to acquire shares is subject to satisfaction of certain performance conditions based on revenues or cash received by the Company under customer contracts acquired jointly with Elutions through a five-year period from March 18, 2014 until March 18, 2019. The Incentive Warrant may vest upon satisfaction of the performance conditions during the five-year period. The number of shares of common stock for which the Incentive Warrant may become exercisable during each year in the five-year period under the vesting provisions is determined by dividing four percent of such revenues and cash recognized or received by the Company in such year by the warrant exercise price per share for that year. In addition, the right to acquire shares may vest at the end of the five-year period for contracts that have been signed and with respect to which revenues are expected to be earned or cash is expected to be received after the end of the five-year period. The exercise price increases $0.25 per year for shares earned in each year of the five-year period and is payable in cash, provided that Elutions has the right to utilize a cashless exercise procedure to acquire shares of common stock under the Incentive Warrant for a limited period of time each year after the right to acquire such shares vests. Any shares utilized to exercise such cashless exercise right will not reduce the maximum number of shares that may be earned and acquired under the Incentive Warrant.

Additonal Warrant Provisions

Each of the Warrants has economic anti-dilution protection provisions which provide for adjustments to the exercise price and the number of shares of common stock which may be acquired pursuant to the Warrants in the event of issuances of shares of common stock by the Company at a price less than the 30-day volume weighted average trading price at the time of issuance, subject to a number of exceptions. Each of the Warrants also permits Elutions (subject to certain exceptions) to purchase shares in future equity offerings made by the Company on a pro rata basis to all stockholders, with such participation right based upon the maximum number of shares that may be purchased under the Warrant.

Registration Rights

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

Accounting Treatment

The Company measured the fair value of the instruments issued in the transaction as of the closing date, March 18, 2014, as follows:

Fair value of Promissory Note	$3,181,000
Fair value of the Holder Redemption Option	277,000
Fair value of shares issued	2,622,000
Fair value of Tracking Warrant	1,259,000
Total fair value of consideration given	$7,339,000

The fair value of the shares issued was determined using the stock price on the date of grant. The fair value of the Note, the Holder Redemption Option and the Tracking Warrant were determined using a binomial lattice model. The model requires the following inputs: (i) price of the Company’s common stock; (ii) exercise price of the Tracking Warrant; (iii) the expected life of the instrument or derivative; (iv) risk-free interest rate; (v) estimated dividend yield, and (vi) estimated stock volatility. Assumptions used in the calculation require significant management judgment.

The following table sets forth the Level 3 inputs to the binomial lattice model that were used to determine the fair value of the Note, the Holder Redemption Option, and the Tracking Warrant:

	March 29, 2014	Issuance Date
Common stock price	$4.33	$4.30
Dividend yield	0.0%	0.0%
Exercise price of Tracking Warrant	$3.28	$3.28
Expected term	2.5 years	2.5 years
Risk-free interest rate	1.7%	1.6%
Estimated stock volatility	35.1%	35.4%

In addition, the Company determined that the provision of the Note that permits Cartesian Limited to prepay the Note after 18 months if the trading price of the Company's common stock exceeds $5.50 per share for a specified period of time is an embedded derivative asset that requires bifurcation (the “Issuer Call Option”). The Company measured the fair value of the Issuer Call Option using a binomial lattice model. As of March 18, 2014, the fair value of the Issuer Call Option was determined to be immaterial.

The Holder Redemption Option has been determined to be an embedded derivative liability that must be bifurcated and recorded as a liability. In addition, the Company concluded that the Tracking Warrant requires liability classification. The Holder Redemption Option and Tracking Warrant liabilities are recorded at fair value on the Closing date and as of March 29, 2014, with changes in the fair value recognized in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Because the vesting of the Incentive Warrant is contingent on future services to be provided by Elutions and the achievement of performance conditions by Elutions, the Company has determined that the fair value of the Incentive Warrant should be recognized as an expense over the future periods during which such Warrant is earned by Elutions. See Note 10, Subsequent Events, for a discussion of the amendment of the Investment Agreement and the amendment and restatement of the Tracking Warrant and Incentive Warrant which combined will result in a conversion of the Tracking Warrant to equity.

The proceeds from the transaction were $5,269,000 and were allocated to the instruments as reflected in the table below. The proceeds were allocated to the Holder Redemption Option and the Tracking Warrant based on the fair values of the liabilities. The remaining fair value was allocated to the Note and the shares issued based on their relative fair values.

Embedded Holder Redemption Option derivative liability	$277,000
Tracking Warrant liability	1,259,000
Total proceeds allocated to liabilities based on fair values	$1,536,000

Promissory Note	$2,004,000
Shares issued	1,729,000
Total proceeds allocated based on relative fair values	$3,733,000

Total proceeds allocated	$5,269,000

There was a debt discount as a result of the relative fair values of the instruments and the allocation of proceeds to the instruments and derivative.

Face amount of Promissory Note	$3,269,000
Proceeds allocated to Promissory Note	2,004,000
Debt discount	$1,265,000

Amortization of the debt discount was $1,265,000 during the thirteen weeks ended March 29, 2014. The discount was recognized as Other Expense in the Consolidated Statements of Operations and Comprehensive Loss at the Closing due to the fact that the Note may be called by the holder at any time.

In addition, the Company incurred expenses in the amount of $392,000 as of March 29, 2014, related to the transaction. Transaction costs were allocated between the liability and equity components based on the proportion of the fair value of each component to total proceeds at issuance. $263,000 of these costs were allocated to liabilities and $129,000 were allocated to equities. The transaction costs allocated to liabilities are treated as debt issuance costs and were recognized as Other Expense in the Consolidated Statements of Operations and Comprehensive Loss at the Closing due to the fact that the Note may be called by the holder at any time. The transaction costs allocated to equity were treated as equity issuance costs and reduced equity at the time of issuance.

The Company measures the Tracking Warrant and Holder Redemption Option at fair value on a recurring basis and recognizes transfers, if any, within the fair value hierarchy at the end of the fiscal quarter in which the change in circumstances that caused the transfer occurred. There have been no transfers between Level 1, 2 or 3 liabilities during the thirteen weeks ended March 29, 2014.

The Company has classified the Tracking Warrant and Holder Redemption Option as Level 3 liabilities. The Company reassesses the fair value of these liabilities on a quarterly basis. Based on that assessment, the Company recognized an increase of $17,000 in the fair value of these liabilities during the thirteen weeks ended March 29, 2014.

To determine the fair value of the Holder Redemption Option and Tracking Warrant, management evaluates assumptions that require significant judgment. Changes in certain inputs to the valuation model, including our period end stock price and stock volatility, can have a significant impact on the estimated fair value. The fair value recorded for the Holder Redemption Option and Tracking Warrant may vary significantly from period to period. This variability may result in the actual liability for a period either above or below the estimates recorded in our consolidated financial statements, resulting in significant fluctuations in other income (expense) as a result of the corresponding non-cash gain or loss recorded.

As of March 29, 2014, liabilities recorded at fair value on a recurring basis consist of the following (in thousands):

		Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
	Total	Level 1	Level 2	Level 3

Tracking Warrant	$1,292	$-	$-	$1,292

Holder Redemption Option	261	-	-	261

	$1,553	-	-	$1,553

The following table summarizes changes to the fair value of the Tracking Warrant and Holder Redemption Option, which are Level 3 liabilities (in thousands):

	Tracking Warrant	Holder Redemption Options	Total

Fair value at Closing, March 18, 2014	$1,259	$277	$1,536
Total unrealized gains (losses) included in Other Expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss	33	(16)	17

Fair value at March 29, 2014	$1,292	$261	$1,553

3. Goodwill and Long-Lived Assets

The changes in the carrying amount of goodwill for the thirteen weeks ended March 29, 2014 are as follows (in thousands):

	North
	America	EMEA	Total
Balance as of December 28, 2013	$3,947	$4,278	$8,225
Changes in foreign currency exchange rates	-	57	57

Balance as of March 29, 2014	$3,947	$4,335	$8,282

The Company evaluates goodwill for impairment on an annual basis on the last day of the first fiscal month of the fourth quarter and whenever events or circumstances indicate that these assets may be impaired. The Company performs its impairment testing for goodwill in accordance with FASB ASC 350, “Intangibles-Goodwill and Other.” Management determined that there were no events or changes in circumstances during the thirteen weeks ended March 29, 2014 which indicated that goodwill needed to be tested for impairment during the period.

The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets might not be recoverable in accordance with the provisions of FASB ASC 360, “Property, Plant and Equipment.” Management determined that there were no events or changes in circumstances during the thirteen weeks ended March 29, 2014 which indicated that long-lived assets needed to be reviewed for impairment during the period.

4. Share-Based Compensation

The Company issues stock option awards and non-vested share awards under its share-based compensation plans. The key provisions of the Company's share-based compensation plans are described in Note 3 to the Company's consolidated financial statements included in the 2013 Form 10-K.

The Company recognized no income tax benefits related to share-based compensation arrangements during the thirteen weeks ended March 29, 2014 and March 30, 2013.

1998 Equity Incentive Plan

Stock Options

A summary of the option activity under the Company's Amended and Restated 1998 Equity Incentive Plan, as of March 29, 2014 and changes during the thirteen weeks then ended is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at December 28, 2013	265,093	$10.50
Granted	70,000	$3.98
Forfeited/cancelled	(15,500)	$10.17

Outstanding at March 29, 2014	319,593	$9.09

Options vested and expected to vest at March 29, 2014	305,093	$9.33

Options exercisable at March 29, 2014	249,593	$10.52

The Company granted 70,000 stock option awards during the thirteen weeks ended March 29, 2014, while no stock option awards were granted during the thirteen weeks ended March 30, 2013. During the thirteen weeks ended March 29, 2014 the Company recorded $5,000 of stock-based compensation expense in connection with stock option awards while no expense was recorded for stock-based compensation in connection with stock option awards during the thirteen weeks ended March 30, 2013. As of March 29, 2014, there was $132,000 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock option awards, and this unrecognized expense is expected to be recognized over a weighted average period of 37 months. As of December 28, 2013, there was no unrecognized stock-based compensation expense related to stock option awards.

Non-vested Shares

Service-Based Non-vested Share Awards – A summary of the status of service-based non-vested share awards issued under the Company’s Amended and Restated 1998 Equity Incentive Plan, as of March 29, 2014 and changes during the thirteen weeks then ended is presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value per share
Outstanding at December 28, 2013	-	$-
Granted	81,000	$3.93
Outstanding at March 29, 2014	81,000	$3.93

On March 10, 2014, the Company granted 81,000 shares of non-vested stock that vest solely based on employee service. These shares cliff vest after a one-year service period that commenced on the date of the grant.

The Company’s service-based non-vested share awards are valued at the date of grant based on the closing market price of the Company’s common stock, and are expensed using the straight-line method over the requisite service period (which is the vesting period of the award). During the thirteen weeks ended March 29, 2014 and March 30, 2013, the Company recorded $17,000 and $60,000, respectively, of stock-based compensation expense in connection with service-based non-vested share awards. As of March 29, 2014, there is an estimated $301,000 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to service-based non-vested share awards, and this unrecognized expense is expected to be recognized over a period of 11 months. As of December 28, 2013, there was no unrecognized stock-based compensation expense related to service-based non-vested share awards.

Performance-Based Non-vested Share Awards – A summary of the status of performance-based non-vested share awards issued under the Company’s Amended and Restated 1998 Equity Incentive Plan, as of March 29, 2014 and changes during the thirteen weeks then ended is presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value per share
Outstanding at December 28, 2013	800,000	$3.14
Granted	40,000	$3.93
Outstanding at March 29, 2014	840,000	$3.18

On March 10, 2014, the Company granted 40,000 shares of non-vested stock that vest in proportion to the ratio that the Company's "Cumulative Net Non-GAAP EBITDA" achieved over a three-year performance period compares to the Cumulative Net Non-GAAP EBITDA goal of $10.5 million. The first potential vesting date is the Company's earnings release date for its 2015 first fiscal quarter and each subsequent potential vesting date is each of the Company's quarterly earnings release dates thereafter through the release date for the first quarter of 2017. Shares not vested as of the release date for the first quarter of 2017 are forfeited. Except for termination of employment in certain circumstances following a change of control, the unvested portion of an award is forfeited upon any termination of employment. Under the terms of an award, vesting is partially accelerated and the award is converted to a time-vested award upon a change of control of the Company.

Stock-based compensation cost for performance-based non-vested share awards is measured at the grant date based on the fair value of shares expected to be earned at the end of the performance period, based on the closing market price of the Company’s common stock on the date of grant, and is recognized as expense using the straight-line method over the performance period based upon the probable number of shares expected to vest. The Company estimates and excludes compensation cost related to awards not expected to vest based upon estimated forfeitures. During the thirteen weeks ended March 29, 2014, the Company recorded $150,000 of stock-based compensation expense in connection with performance-based non-vested share awards while no stock-based compensation expense in connection with performance-based non-vest share awards was recorded during the thirteen weeks ended March 30, 2013. As of March 29, 2014 and December 28, 2013, there was an estimated $1.9 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to performance-based non-vested share awards. The unrecognized compensation cost at March 29, 2014 related to performance-based non-vested share awards is expected to be recognized over a period of 36 months.

2000 Supplemental Stock Plan

A summary of the option activity under the Company's 2000 Supplemental Stock Plan (the "Supplemental Stock Plan") as of March 29, 2014 and changes during the thirteen weeks then ended is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at December 28, 2013	82,600	$11.33
Forfeited/cancelled	-	-

Outstanding at March 29, 2014	82,600	$11.33

Options vested and exercisable at March 29, 2014	82,600	$11.33

The Supplemental Stock Plan expired on May 23, 2010. No new awards will be issued pursuant to the plan. The outstanding awards issued pursuant to the Supplemental Stock Plan remain subject to the terms of the Supplemental Stock Plan following expiration of the plan.

5. Supplemental Balance Sheet Information

Accrued payroll, bonuses and related expenses and Other accrued liabilities consist of the following (amounts in thousands):

	March 29, 2014	December 28, 2013

Accrued payroll, bonuses and related expenses
Accrued payroll	$1,589	$1,308
Accrued bonuses	1,289	1,774
Accrued payroll taxes	1,023	580
Other	876	587
	$4,777	$4,249

Other accrued liabilities
Sales and value-added taxes payable	$1,142	$889
Other	712	742
	$1,854	$1,631

6. Business Segments and Major Customers

In the first quarter of fiscal year 2014, the Company was internally reorganized to better align the Company’s go-to-market and service delivery capabilities and to maximize opportunities in serving telecommunications, media and technology customers. The three former operating segments within North America (North America Cable and Broadband, North America Telecom and Strategy) were integrated into one operating segment. The EMEA segment is a single reportable, operating segment. In addition, beginning in the first quarter of fiscal year 2014 management of the Company’s United Kindgom strategy practice has been moved from the United States to London and is reflected in the EMEA segment. As a result of this internal realignment, corresponding segment information for prior periods has been restated to conform to the current reportable segment presentation.

The Company identifies its segments based on the way management organizes the Company to assess performance and make operating decisions regarding the allocation of resources. In accordance with the criteria in FASB ASC 280 "Segment Reporting," the Company has concluded it has three reportable segments: the North America segment, the EMEA segment and the Strategic Alliances segment. The North America and EMEA segments are both single reportable, operating segments that encompass the Company’s operational, technology and software consulting services inside of North America and outside of North America, respectively. Both reportable segments offer management consulting, custom developed software, and technical services. The Strategic Alliances reportable segment is a single, reportable segment that includes the Company’s world-wide commercial activities undertaken with third party service or solutions providers.

Management evaluates segment performance based upon income (loss) from operations, excluding share-based compensation (benefits), depreciation and intangibles amortization. There were no inter-segment revenues during the thirteen weeks ended March 29, 2014 or March 30, 2013. In addition, in its administrative division, entitled “Not Allocated to Segments,” the Company accounts for non-operating activity and the costs of providing corporate and other administrative services to all the segments. Summarized financial information concerning the Company’s reportable segments is shown in the following table (amounts in thousands):

	North America	EMEA	Strategic Alliances	Not Allocated to Segments	Total
As of and for the thirteen weeks ended March 29, 2014:
Revenues	$7,974	$8,263			$16,237
Income (loss) from operations	1,779	1,577	(145)	(3,203)	8
Total assets	$5,489	$11,778		$27,450	$44,717

As of the fiscal year ended December 28, 2013
Total assets	$4,522	$7,194		$25,108	$36,824

As of and for the thirteen weeks ended March 30, 2013:
Revenues	$8,792	$5,218			$14,010
Income (loss) from operations	2,126	980	(127)	$(3,117)	(138)
Total assets	$7,006	$5,126		$21,465	$33,597

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

In accordance with the provisions of FASB ASC 280-10, revenues earned in the United States and internationally based on the location where the services are performed are shown in the following table (amounts in thousands):

	For the Thirteen Weeks Ended
	March 29, 2014	March 30, 2013
United States	$7,946	$8,910
International:
United Kingdom	7,761	4,360
Other	530	740
Total	$16,237	$14,010

Major customers in terms of significance to Cartesian’s revenues (i.e. in excess of 10% of revenues) and accounts receivable were as follows (amounts in thousands):

	Revenues
	For the thirteen weeks		For the thirteen weeks
	ended March 29, 2014		ended March 30, 2013
	North		North
	America	EMEA	America	EMEA
Customer A	$-	$5,705	$-	$1,538
Customer B	$2,831		$3,359
Customer C	$1,718		$1,508
Customer D	$1,250		$1,833

	Accounts Receivable
	As of March 29, 2014	As of March 30, 2013
Customer A	$5,492	$1,423
Customer B	$1,945	$2,236
Customer C	$690	$994
Customer D	$935	$1,691

Revenues from the Company’s ten most significant customers accounted for approximately 86.5% and 84.7% of revenues during the thirteen weeks ended March 29, 2014 and March 30, 2013, respectively.

7. Income Taxes

During the thirteen weeks ended March 29, 2014 and March 30, 2013, the Company recorded income tax provisions of $29,000 and $16,000, respectively. The tax provisions for both thirteen week periods ended March 29, 2014 and March 30, 2013 are due to deferred taxes recognized on intangible assets amortized for income tax purposes but not for financial reporting purposes. The Company has reserved all of its domestic and international net deferred tax assets with a valuation allowance as of March 29, 2014 and December 28, 2013 in accordance with the provisions of FASB ASC 740, “Income Taxes," which requires an estimation of the recoverability of the recorded income tax asset balances. As of March 29, 2014, the Company has recorded $32.3 million of valuation allowances attributable to its net deferred tax assets.

The Company analyzes its uncertain tax positions pursuant to the provisions of FASB ASC 740 “Income Taxes.” There was no material activity related to the liability for uncertain tax positions during the thirteen weeks ended March 29, 2014 and March 30, 2013, and the Company has determined it does not have any material uncertain tax positions requiring reserves at March 29, 2014.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2000. As of March 29, 2014, the Company has no income tax examinations in process.

8. Commitments and Contingencies

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

On March 3, 2014, the arbitrator issued an interim award, finding that Mr. Nespola's employment was terminated without cause and that Mr. Nespola is entitled to severance under his employment agreement. In the second phase of the proceedings, the arbitrator will rule on Mr. Nespola's claim for damages, attorneys' fees and costs based upon the interim award and the Company's claim for certain attorneys' fees and costs. Based on the interim ruling, the Company believes it is probable that a liability exists for contractual severance, attorneys' fees and costs at March 29, 2014 related to this action. The Company has recorded a liability of $1.5 million in Accrued Severance Liability on the Consolidated Balance Sheet as of March 29, 2014, for the amount of severance which may be payable under the terms of Mr. Nespola’s employment agreement. The Company has not recorded a liability relating to any amounts that may be awarded to Mr. Nespola in the arbitration with respect to his attorneys’ fees and costs because such amounts are not currently reasonably estimable. The Company is unable to reasonably estimate such amounts because the Company does not have information regarding the amount of attorneys' fees and costs incurred by Mr. Nespola or whether such fees or costs would be determined to be reasonable and because the amount of any award is subject to the determination of the arbitrator after further proceedings. As a result, the amount of any award granted by the arbitrator could be materially higher than the liability recorded.

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

During fiscal year 2012, the Company renewed a purchase agreement, committing to purchase a minimum of $285,000 in computer software over a three-year period ending in the first quarter of fiscal year 2015. The agreement was subsequently amended during the thirteen weeks ended March 29, 2014, increasing the purchase commitment by $36,000. As of March 29, 2014, the Company has an obligation of $131,000 remaining under this agreement.

9. Common Stock Repurchase Program

On February 27, 2014, the Company announced that its Board of Directors had approved a common stock repurchase program under which the Company may repurchase up to $2 million of Company common stock through June 30, 2015. Under the program, repurchases may be made by the Company from time to time in the open market or through privately negotiated transactions depending on market conditions, share price and other factors. The stock repurchase program may be modified or discontinued at any time by the Board of Directors. The Company expects to fund repurchases through cash on hand, future cash flow from operations and future borrowings. In order to facilitate repurchases, the Company entered into a Rule 10b5-1 plan, which permits stock repurchases when the Company might otherwise be precluded from doing so under insider trading laws or because of self-imposed trading blackout periods. As of March 29, 2014, no stock repurchases have been made under this plan.

10. Subsequent Events

On May 8, 2014, the Company and Elutions agreed to amend the Investment Agreement and amend and restate the outstanding Incentive Warrant and Tracking Warrant. The purpose of the amendments was to clarify the intent of certain anti-dilution provisions contained in the instruments and to provide a corresponding approval right to Elutions in the Investment Agreement. As a result of the amendments and effective on the amendment date, both the Incentive Warrant and Tracking Warrant will be accounted for as equity. The fair value of the Tracking Warrant will be reclassified from liability to equity status during the thirteen weeks ended June 28, 2014. The fair value of the Tracking Warrant, included in Liability for Warrants and Derivatives within Current Liabilities in the Condensed Consolidated Balance Sheet, decreased approximately $300,000 between March 29, 2014 and the date of the amendment. This decrease in fair value will be recognized as Other Income during the thirteen weeks ended June 28, 2014. As of May 8, 2014, the fair value of the Tracking Warrant was approximately $1.0 million and was reclassified from Liability for Warrants and Derivatives within Current Liabilities to Stockholders’ Equity. Because the vesting of the Incentive Warrant is contingent on future services to be provided by Elutions and the achievement of performance conditions by Elutions, the Incentive Warrant has zero fair value as of March 18, 2014 and May 8, 2014. The fair value of the Incentive Warrant when earned will be recorded to equity in the future periods during which such warrants are earned by Elutions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements. In addition to historical information, this quarterly report contains forward-looking statements. Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements of assumptions underlying such statements, and statements of the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future. Forward-looking statements can often be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "should," "could," "intends," "plans," "estimates" or "anticipates," variations thereof or similar expressions. Certain risks and uncertainties could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause a difference include, but are not limited to, our ability to successfully implement the strategic relationship with Elutions, the final outcome of the arbitration proceeding with our former chief executive officer, conditions in the industry sectors that we serve, including the slowing of client decisions on proposals and project opportunities along with scope reduction of existing projects, overall economic and business conditions, including the current economic slowdown, our ability to retain the limited number of large clients that constitute a major portion of our revenues, technological advances and competitive factors in the markets in which we compete, and the factors discussed in the sections entitled "Cautionary Statement Regarding Forward-Looking Information" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013 (“2013 Form 10-K”). Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date of this report. We undertake no obligation to revise, or publicly release the results of any revision to, these forward-looking statements. Readers should carefully review the cautionary statements contained in our 2013 Form 10-K and in other documents that we file from time to time with the Securities and Exchange Commission.

The following should be read in connection with Management's Discussion and Analysis of Financial Condition and Results of Operations as presented in our 2013 Form 10-K.

OVERVIEW

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

Strategic alliance partnerships are a key element of our strategy. To complement our focus on leveraging our Ascertain software at the core of our offerings to build a more sustainable model, we also leverage third party platforms. On February 25, 2014, we entered into a strategic alliance and Investment Agreement with Elutions, Inc. ("Elutions"), a provider of operational business intelligence solutions. The terms of the Investment Agreement are detailed in Note 12, Subsequent Events, in the Notes to the Consolidated Financial Statements included in Item 8, Consolidated Financial Statements, of the 2013 Form 10-K. Also, the Investment Agreement and Amendment No. 1 to the Investment Agreement are incorporated by reference to Exhibits 10.1 and 10.2, respectively, to this report. With regard to the commercial relationship, Elutions is an established firm and a leading provider of smart building and smart asset management solutions for energy management. Elutions uniquely combines technology and expertise to enable a machine-to-machine automated control and optimization of commercial and technical sites in a manner that can deliver significant energy savings with existing building infrastructure by optimizing use. Elutions’ end-to-end solution includes web-enabled application software, wireless and wireline networking hardware, energy management bureau services and engineering and integration services. In the communications sector that we primarily serve, energy consumption is a large and often sub-optimized component of operating costs and an area that continues to escalate as service providers invest in areas like datacenters. We believe that, together with Elutions, our joint value proposition is compelling and involves energy savings combined with operational intelligence and improvement with limited investment combined with a rapid payback for our clients. We currently expect to be an exclusive partner to the communications sector in North America for Elutions and also plan to have significant commercial activity in the UK and European markets. Initially in the partnership, Cartesian expects to provide lead generation to Elutions, assist with sales and marketing activities, prime contracts for Elutions with our clients, program manage the solution, and work with Elutions to deliver additional energy savings and operational benefits through the term of each customer managed service contract. Ultimately, Cartesian and Elutions intend to work jointly on evolving the product by utilizing joint software capabilities and capacities. This relationship creates a new growth avenue for Cartesian that is closely adjacent to our skill sets and leverages our existing client relationships.

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

Revenues are driven by the ability of our team to secure new project contracts and deliver those projects in a way that adds value to our clients in terms of return on investment or assisting clients to address a need or implement change. For the thirteen weeks ended March 29, 2014, revenues increased 15.9% to $16.2 million from $14.0 million for the thirteen weeks ended March 30, 2013, driven by improvements within the EMEA segment. Our international revenues were approximately 51.1% of total revenues for the thirteen weeks ended March 29, 2014 as compared to 36.4% for the thirteen weeks ended March 30, 2013. Our revenues are denominated in multiple currencies and may be impacted by currency rate fluctuations.

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

Gross margins were 36.5% in the thirteen weeks ended March 29, 2014 compared to 36.0% in the thirteen weeks ended March 30, 2013. In general, the most significant items that impact our margins include the mix of project types, utilization of personnel and competitive pricing decisions, including volume discounts.

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

Selling, general and administrative expenses were $5.9 million for the thirteen weeks ended March 29, 2014 compared to $5.2 million for the thirteen weeks ended March 30, 2013. Selling, general and administrative expenses during the thirteen weeks ended March 29, 2014 increased from the comparable 2013 period primarily due to a $0.5 million increase in personnel costs and $0.1 million in additional share-based compensation expense. As a percent of revenues, selling, general and administrative costs decreased 0.5% to 36.5% in the current quarter from the comparable 2013 quarter. We continue to evaluate selling, general and administrative expenses in an effort to maintain an appropriate cost structure relative to revenue levels.

We recorded operating income of $8,000 for the thirteen weeks ended March 29, 2014, compared to an operating loss of $138,000 for the thirteen weeks ended March 30, 2013. We recorded a net loss of $1.6 million for the thirteen weeks ended March 29, 2014, compared to a net loss of $0.2 million for the thirteen weeks ended March 30, 2013. Included in Other Expense for the thirteen weeks ended March 29, 2014 was $1.5 million of amortization associated with the promissory note discount and certain transactions costs on the Elutions transaction which were expensed during the quarter. See Note 2, Strategic Alliance and Investment by Elutions, Inc., in the Notes to the Condensed Consolidated Financial Statements (Unaudited) included in Item 1, Condensed Consolidated Financial Statements, of this report.

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

Cash and cash equivalents increased by $2.5 million during the thirteen weeks ended March 29, 2014 due primarily to a cash infusion of $5.3 million related to the issuance of a note payable and common stock in connection with the Elutions transaction, partially offset by an increase in net working capital other than cash of $2.7 million. The increase in net working capital other than cash during the thirteen weeks ended March 29, 2014 was primarily due to an increase in accounts receivable, partially offset by increases in accounts payable, deferred revenue and accrued liabilities. At March 29, 2014, we had working capital of approximately $17.6 million.

CRITICAL ACCOUNTING POLICIES

While the selection and application of any accounting policy may involve some level of subjective judgments and estimates, we believe the following accounting policies are the most critical to our condensed consolidated financial statements, potentially involve the most subjective judgments in their selection and application, and are the most susceptible to uncertainties and changing conditions:

•	Impairment of Goodwill and Long-lived Assets;

•	Revenue Recognition;

•	Fair Value Measurement;

•	Accounting for Income Taxes;

•	Research and Development and Software Development Costs; and

•	Share-based Compensation Expense.

Impairment of Goodwill and Long-lived Assets - As of March 29, 2014, we had $8.3 million in goodwill, which is subject to periodic review for impairment. FASB ASC 350 “Intangibles-Goodwill and Other” requires an evaluation of indefinite-lived intangible assets and goodwill annually and whenever events or circumstances indicate that such assets may be impaired. The evaluation is conducted at the reporting unit level and compares the calculated fair value of the reporting unit to its book value to determine whether impairment has been deemed to occur. As of March 29, 2014, we had approximately $3.9 million and $4.4 million in goodwill allocated to the North America and EMEA reporting units, respectively. Any impairment charge would be based on the most recent estimates of the recoverability of the recorded goodwill. If the remaining book value assigned to goodwill in an acquisition is higher than the estimated fair value of the reporting unit, there is a requirement to write down these assets.

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

Revenue Recognition - We recognize revenues from time and materials consulting contracts in the period in which our services are performed. We recognized $3.4 and $4.7 million in revenues from time and materials contracts during the thirteen weeks ended March 29, 2014 and March 30, 2013, respectively. In addition to time and materials contracts, we also have fixed fee contracts. We recognize revenues on milestone or deliverables-based fixed fee contracts and time and materials contracts not to exceed contract price using the percentage of completion-like method described by FASB ASC 605-35, "Revenue Recognition - Construction-Type and Production-Type Contracts." For fixed fee contracts where services are not based on providing deliverables or achieving milestones, we recognize revenues on a straight-line basis over the period during which such services are expected to be performed. During the thirteen weeks ended March 29, 2014 and March 30, 2013, we recognized $12.8 million and $9.3 million in revenues on fixed fee contracts, respectively. In connection with some fixed fee contracts, we receive payments from customers that exceed recognized revenues. We record the excess of receipts from customers over recognized revenue as deferred revenue. Deferred revenue is classified as a current liability to the extent it is expected to be earned within twelve months from the date of the balance sheet.

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

In addition to the professional services related to the customization and implementation of our software, we may also provide post-contract support ("PCS") services, including technical support and maintenance services as well as other professional services not essential to the functionality of the software. For those contracts that include PCS service arrangements which are not essential to the functionality of the software solution, we separate the FASB ASC 605-35 software services and PCS services utilizing the multiple-element arrangement model prescribed by FASB ASC 605-25, "Revenue Recognition - Multiple-Element Arrangements." FASB ASC 605-25 addresses the accounting treatment for an arrangement to provide the delivery or performance of multiple products and/or services where the delivery of a product or system or performance of services may occur at different points in time or over different periods of time. We utilize FASB ASC 605-25 to separate the PCS service elements and allocate total contract consideration to the contract elements based on the relative fair value of those elements utilizing PCS renewal terms as evidence of fair value. Revenues from PCS services are recognized ratably on a straight-line basis over the term of the support and maintenance agreement.

Fair Value Measurement - The Company utilizes the methods of fair value measurement as described in FASB ASC 820, “Fair Value Measurements” to value its financial assets and liabilities, including the financial instruments issued in the transaction described in Note 2, Strategic Alliance and Investment by Elutions, Inc. As defined in FASB ASC 820, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, FASB ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

Accounting for Income Taxes - Accounting for income taxes requires significant estimates and judgments on the part of management. Such estimates and judgments include, but are not limited to, the effective tax rate anticipated to apply to tax differences that are expected to reverse in the future, the sufficiency of taxable income in future periods to realize the benefits of net deferred tax assets and net operating losses currently recorded and the likelihood that tax positions taken in tax returns will be sustained on audit. We account for income taxes in accordance with FASB ASC 740 "Income Taxes." As required by FASB ASC 740, we record deferred tax assets or liabilities based on differences between financial reporting and tax basis of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. FASB ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of March 29, 2014, cumulative valuation allowances in the amount of $32.3 million were recorded in connection with the net deferred income tax assets. As required by FASB ASC 740, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the guidance. Pursuant to FASB ASC 740, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As of March 29, 2014, we have no recorded liability for unrecognized tax benefits.

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

Research and Development and Software Development Costs - Software development costs are accounted for in accordance with FASB ASC 985-20, "Software - Costs of Software to Be Sold, Leased, or Marketed." Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, the date technological feasibility is reached, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. We capitalize development costs incurred during the period between the establishment of technological feasibility and the release of the final product to customers if such costs are material. During the thirteen weeks ended March 29, 2014 and March 30, 2013, $204,000 and $195,000, respectively, of these costs were expensed as incurred. No software development costs were capitalized during the thirteen weeks ended March 29, 2014 or March 30, 2013.

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

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED MARCH 29, 2014 COMPARED TO THIRTEEN WEEKS ENDED MARCH 30, 2013

REVENUES

Revenues increased 15.9% to $16.2 million for the thirteen weeks ended March 29, 2014 from $14.0 million for the thirteen weeks ended March 30, 2013. The increase in revenues was related to our EMEA segment which experienced an increase in project volumes, which was partially offset by a decrease in revenues in our North America segment.

North America Segment - North America segment revenues decreased 9.3% to $8.0 million for the thirteen weeks ended March 29, 2014 from $8.8 million for the thirteen weeks ended March 30, 2013. The reduction in revenues is primarily due to a decrease in projects with certain carrier and cable customers. During the thirteen weeks ended March 29, 2014, the North America segment provided services on 69 customer projects, compared to 72 projects performed in the thirteen weeks ended March 30, 2013. Average revenue per project was $116,000 in the thirteen weeks ended March 29, 2014, compared to $122,000 in the thirteen weeks ended March 30, 2013. Revenues recognized in connection with fixed price engagements totaled $5.9 million and $5.5 million for the thirteen weeks ended March 29, 2014 and March 30, 2013, representing 73.5% and 62.6% of the total revenues of the segment, respectively. There were no revenues from software licensing during both thirteen week periods ended March 29, 2014 and March 30, 2013.

EMEA Segment- EMEA segment revenues increased 58.3% to $8.2 million for the thirteen weeks ended March 29, 2014 from $5.2 million for the thirteen weeks ended March 30, 2013. The increase in revenues was primarily related to an increase in demand for consulting services. During the thirteen weeks ended March 29, 2014 and March 30, 2013, this segment provided services on 124 and 83 customer projects, respectively. Average revenue per project was approximately $64,000 and $55,000 for the thirteen weeks ended March 29, 2014 and March 30, 2013, respectively. Revenues from post-contract software related support services were approximately $313,000 and $642,000 for the thirteen weeks ended March 29, 2014 and March 30, 2013, respectively. Revenues from software licensing during the thirteen weeks ended March 29, 2014 and March 30, 2013 were immaterial.

COST OF SERVICES

Cost of services increased 15.0% to $10.3 million for the thirteen weeks ended March 29, 2014 from $9.0 million for the thirteen weeks ended March 30, 2013. Our gross margin was 36.5% for the thirteen weeks ended March 29, 2014 compared to 36.0% for the thirteen weeks ended March 30, 2013. Cost of services during the thirteen weeks ended March 29, 2014 were $5.0 million and $5.3 million in our North America and EMEA segments, respectively. Cost of services during the thirteen weeks ended March 30, 2013 were $5.7 million and $3.3 million in our North America and EMEA segments, respectively. Our North America segment gross margin was 37.8% for the thirteen weeks ended March 29, 2014 compared to 35.7% for the thirteen weeks ended March 30, 2013. The increase in gross margin in the first quarter of 2014 as compared to the same period of 2013 in our North America segment is primarily due to an increase in our mix of projects, including more strategy and solutioning engagements. Our EMEA segment gross margin was 35.2% for the thirteen weeks ended March 29, 2014, compared to 36.5% for the thirteen weeks ended March 30, 2013. The decrease in gross margin in the EMEA segment is primarily related to increased utilization of third-party consultants to deliver client projects.

OPERATING EXPENSES

Selling, general and administrative expenses increased 14.3% to $5.9 million for the thirteen weeks ended March 29, 2014, from $5.2 million for the thirteen weeks ended March 30, 2013. This increase is primarily due to a $0.5 million increase in personnel costs and $0.1 million in additional share-based compensation expense. As a percent of revenue, selling, general and administrative expenses decreased 0.5% to 36.5% for the thirteen weeks ended March 29, 2014, compared to the thirteen weeks ended March 30, 2013.

INCOME TAXES

During the thirteen weeks ended March 29, 2014 and March 30, 2013, we recorded income tax provisions of $29,000 and $16,000, respectively. The income tax provisions for both periods are related to deferred taxes recognized on goodwill amortized for income tax purposes but not for financial reporting purposes. For the thirteen weeks ended March 29, 2014 and March 30, 2013, we recorded no income tax benefit related to our domestic and international pre-tax losses in accordance with the provisions of FASB ASC 740, "Income Taxes", which requires an estimation of our ability to use recorded deferred income tax assets. We currently have recorded a valuation allowance against all domestic and international deferred income tax assets generated due to uncertainty about their ultimate realization as a result of our history of operating losses. If we continue to report net operating losses for financial reporting in either our domestic or international operations, no additional tax benefit would be recognized for those losses, since we will not have accumulated enough positive evidence to support our ability to utilize the net operating loss carry-forwards in the future.

OPERATING INCOME AND NET LOSS

We recorded operating income of $8,000 for the thirteen weeks ended March 29, 2014, compared to an operating loss of $138,000 for the thirteen weeks ended March 30, 2013. We recorded a net loss of $1.6 million for the thirteen weeks ended March 29, 2014, compared to a net loss of $0.2 million for the thirteen weeks ended March 30, 2013. Included in Other Expense for the thirteen weeks ended March 29, 2014 was $1.5 million of amortization associated with the promissory note discount and certain transactions costs on the Elutions transaction which were expensed during the quarter. See Note 2, Strategic Alliance and Investment by Elutions, Inc., in the Notes to the Condensed Consolidated Financial Statements (Unaudited) included in Item 1, Condensed Consolidated Financial Statements, of this report.

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

THE MANAGEMENT NETWORK GROUP, INC.

RECONCILIATION OF GAAP NET LOSS TO NON-GAAP ADJUSTED NET INCOME

AND GAAP INCOME (LOSS) FROM OPERATIONS TO NON-GAAP ADJUSTED INCOME FROM OPERATIONS

(In thousands, except per share data)

(unaudited)

	Thirteen Weeks Ended
	March 29,	March 30,
	2014	2013

Reconciliation of GAAP income (loss) from operations to non-GAAP adjusted income from operations:

GAAP income (loss) from operations	$8	$(138)

Depreciation	187	165
Non-cash share based compensation expense	174	64
Adjustments to GAAP income (loss) from operations	361	229

Non-GAAP adjusted income from operations	$369	$91

Reconciliation of GAAP income (loss) from operations per diluted common share to non-GAAP adjusted income from operations per diluted common share:

GAAP income (loss) from operations per diluted common share	$0.00	$(0.02)

Depreciation	0.03	0.02
Non-cash share based compensation expense	0.02	0.01
Adjustments to GAAP income (loss) from operations per diluted common share	0.05	0.03

Non-GAAP adjusted income from operations per diluted common share	$0.05	$0.01

Reconciliation of GAAP net loss to non-GAAP adjusted net income:

GAAP net loss	$(1,574)	$(153)

Depreciation	187	165
Non-cash share based compensation expense	174	64
Discount on note payable and transaction costs	1,528	-
Change in fair value of warrants and derivative liabilities	17	-
Tax effect of applicable non-GAAP adjustments (1)	29	16
Adjustments to GAAP net loss	1,935	245

Non-GAAP adjusted net income	$361	$92

Reconciliation of GAAP net loss per diluted common share to non-GAAP adjusted net income per diluted common share:
GAAP net loss per diluted common share	$(0.21)	$(0.02)

Depreciation	0.03	0.02
Non-cash share based compensation expense	0.02	0.01
Discount on note payable and transaction costs	0.21	-
Change in fair value of warrants and derivative liabilities	0.00	-
Tax effect of applicable non-GAAP adjustments (1)	0.00	0.00
Adjustments to GAAP net loss per diluted common share	0.26	0.03

Non-GAAP adjusted net income per diluted common share	$0.05	$0.01

Weighted average shares used in calculation of Non-GAAP adjusted income from operations per diluted common share and Non-GAAP adjusted net income per diluted common share	7,371	7,164

(1)	The Company calculated the tax effect of non-GAAP adjustments by applying an applicable estimated jurisdictional tax rate to each specific non-GAAP item after consideration of the Company’s valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $2.6 million and $0.9 million for the thirteen weeks ended March 29, 2014 and March 30, 2013, respectively. For the thirteen weeks ended March 29, 2014, cash used in operating activities was the result of $0.1 million of positive cash flows due to our results of operations (after adding back non-cash items to our net loss and before changes in working capital) less increases in net working capital other than cash of $2.7 million. The increase in net working capital other than cash during the thirteen weeks ended March 29, 2014 was primarily due to an increase in accounts receivable, partially offset by increases in accounts payable, deferred revenue and accrued liabilities. For the thirteen weeks ended March 30, 2013, cash used in operating activities was the result of $0.1 million of positive cash flows due to our results of operations (after adding back non-cash items to our net loss) less increases in net working capital other than cash of $1.0 million. The increase in net working capital other than cash during the thirteen weeks ended March 30, 2013 was primarily due to a reduction in accrued liabilities for employee compensation.

Net cash used in investing activities was $67,000 and $69,000 for the thirteen weeks ended March 29, 2014 and March 30, 2013, respectively, and is related to the purchase of office equipment, software and computer equipment.

Net cash provided by financing activities was $5.1 million for the thirteen weeks ended March 29, 2014 while there was no cash provided or used by financing activities during the thirteen weeks ended March 30, 2013. Cash provided by financing activities during the thirteen weeks ended March 29, 2014 was driven by a cash infusion of $5.3 million related to the issuance of a note payable and common stock in connection with the Elutions transaction, partially offset by $129,000 in equity issuance costs and $14,000 used to repurchase common stock for employee income tax withholding.

At March 29, 2014, we had approximately $16.2 million in cash and cash equivalents and $17.6 million in net working capital. At March 29, 2014, $5.6 million of our cash and cash equivalents were denominated in British pounds sterling, which we would be able to repatriate, if needed, without any negative U.S. income tax consequences. We believe we have sufficient cash and cash equivalents to meet anticipated cash and working capital requirements, including anticipated capital expenditures for at least the next 12 months and the funding of any liability associated with the arbitration with our former chief executive officer. Furthermore, based on an analysis of our investments classified as cash equivalents, we do not believe that we have any material risk related to the liquidity or valuation of these investments, nor do we believe that we have any material counterparty credit risk related to these investments. Should our cash and cash equivalents prove insufficient, we may need to obtain new debt or equity financing to support our operations or complete acquisitions. If we need to obtain new debt or equity financing to support our operations or complete acquisitions in the future, we may be unable to obtain debt or equity financing on reasonable terms. We have established a flexible model that provides a lower fixed cost structure than most consulting firms, enabling us to scale operating cost structures more quickly based on market conditions, although there is a lag in time required to scale the business appropriately if revenues are reduced. Our strong balance sheet has enabled us to make acquisitions and related investments in intellectual property and businesses we believe are enabling us to capitalize on the current transformation of the industry; however, if demand for our consulting services is reduced and we experience negative cash flow, we could experience liquidity challenges at some point in the future.

On February 25, 2014, we entered into an Investment Agreement with Elutions, a provider of operational business intelligence solutions. Under the Investment Agreement, among other things, we agreed to issue and sell shares of common stock to Elutions and the parties agreed that a subsidiary of Elutions would loan funds to a subsidiary of Cartesian. On March 18, 2014, Cartesian and Elutions completed the closing of the transactions contemplated under the Investment Agreement. At the Closing, we issued and sold 609,756 shares of common stock to Elutions at a price of $3.28 per share, for an aggregate purchase price of $2.0 million and our subsidiary, Cartesian Limited, issued a non-convertible promissory note payable to Elutions Capital Ventures S.à r.l, a subsidiary of Elutions, in an aggregate original principal amount of $3.3 million. The promissory note bears interest at the rate of 7.825% per year, payable monthly, and matures on March 18, 2019. The promissory note may be called by the holder at any time. See Note 2, Strategic Alliance and Investment by Elutions, Inc., in the Notes to the Condensed Consolidated Financial Statements (Unaudited) included in Item 1, Condensed Consolidated Financial Statements, of this report.

On March 3, 2014, the arbitrator in the action by our former chief executive officer issued an interim award finding that Mr. Nespola's employment was terminated without cause and that Mr. Nespola is entitled to severance under his employment agreement. In the second phase of the proceedings, the arbitrator will rule on Mr. Nespola's claim for damages, attorneys' fees and costs based upon the interim award and the Company's claim for certain attorneys' fees and costs. Based on the interim ruling, we believe it is probable that a liability for contractual severance, attorneys' fees and costs exists at March 29, 2014 related to this action. We have recorded a liability of $1.5 million for the amount of severance which may be payable under the terms of Mr. Nespola’s employment agreement. The amount of any award granted by the arbitrator could be materially higher than the liability recorded. See Note 8, Commitments and Contingencies, in the Notes to the Condensed Consolidated Financial Statements (Unaudited) included in Item 1, Condensed Consolidated Financial Statements, of this report.

FINANCIAL COMMITMENTS

As described in our discussion of liquidity and capital resources above, on March 18, 2014 our subsidiary, Cartesian Limited, issued a non-convertible promissory note in the amount of $3.3 million as part of the Investment Agreement with Elutions. The promissory note may be called by the holder at any time and may be prepaid by Cartesian Limited after 18 months if the trading price of our common stock exceeds $5.50 per share for a specified period of time and may be prepaid by Cartesian Limited at any time after 30 months. Upon occurrence of an event of default, the Note would bear interest at 9.825% per year and could be declared immediately due and payable. See Note 2, Strategic Alliance and Investment by Elutions, Inc., in the Notes to the Condensed Consolidated Financial Statements (Unaudited) included in Item 1, Condensed Consolidated Financial Statements, of this report.

During fiscal year 2012, the Company renewed a purchase agreement, committing to purchase a minimum of $285,000 in computer software over a three-year period ending in the first quarter of fiscal year 2015. The agreement was subsequently amended during the thirteen weeks ended March 29, 2014, increasing the purchase commitment by $36,000. As of March 29, 2014, the Company has an obligation of $131,000 remaining under this agreement.

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

A review and evaluation was performed by our management, including the person serving as our Chief Executive Officer and Chief Financial Officer (the “CEO and CFO”), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon this evaluation, the Company’s CEO and CFO has concluded that the Company’s disclosure controls and procedures were effective as of March 29, 2014.

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 29, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 3, 2014, the arbitrator issued an interim award, finding that Mr. Nespola's employment was terminated without cause and that Mr. Nespola is entitled to severance under his employment agreement. In the second phase of the proceedings, the arbitrator will rule on Mr. Nespola's claim for damages, attorneys' fees and costs based upon the interim award and the Company's claim for certain attorneys' fees and costs. Based on the interim ruling, the Company believes it is probable that a liability exists for contractual severance, attorneys' fees and costs at March 29, 2014 related to this action. The Company has recorded a liability of $1.5 million in Accrued Severance Liability on the Consolidated Balance Sheets as of March 29, 2014 and December 28, 2013, for the amount of severance which may be payable under the terms of Mr. Nespola’s employment agreement. The Company has not recorded a liability relating to any amounts that may be awarded to Mr. Nespola in the arbitration with respect to his attorneys’ fees and costs because such amounts are not currently reasonably estimable. The Company is unable to reasonably estimate such amounts because the Company does not have information regarding the amount of attorneys' fees and costs incurred by Mr. Nespola or whether such fees or costs would be determined to be reasonable and because the amount of any award is subject to the determination of the arbitrator after further proceedings. As a result, the amount of any award granted by the arbitrator could be materially higher than the liability recorded.

We have not been subject to any material new litigation since the filing on March 28, 2014 of our 2013 Form 10-K.

ITEM 1A.  RISK FACTORS

Not applicable

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about purchases by the Company (and its affiliated purchasers) during the quarter ended March 29, 2014, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

	Purchases of Equity Securities (1)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 29, 2013 through January 25, 2014	4,848	$2.99	-	$2,000,000

(1)	Shares withheld from a non-vested stock awards that vested in December 2013 to settle the recipients’ income tax withholding obligation. As of March 29, 2014, there are 773,000 shares of non-vested restricted stock outstanding for which the award recipients may request shares to be withheld in the future to settle the recipients’ income tax withholding obligations.
(2)	On February 27, 2014, the Company announced that its Board of Directors had approved a common stock repurchase program under which the Company may repurchase up to $2 million of Company common stock through June 30, 2015. Under the program, repurchases may be made by the Company from time to time in the open market or through privately negotiated transactions depending on market conditions, share price and other factors. The stock repurchase program may be modified or discontinued at any time by the Board of Directors.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Pursuant to the rules and regulations of the Securities and Exchange Commission, the Company has filed, furnished or incorporated by reference the documents referenced in the accompanying Index to Exhibits as exhibits to this Quarterly Report on Form 10-Q. The documents include agreements to which the Company is a party or has a beneficial interest. The agreements have been filed to provide investors with information regarding their respective terms. The agreements are not intended to provide any other factual information about the Company or its business or operations. In particular, the assertions embodied in any representations, warranties and covenants contained in the agreements may be subject to qualifications with respect to knowledge and materiality different from those applicable to investors and may be qualified by information in confidential disclosure schedules not included with the exhibits. These disclosure schedules may contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the agreements. Moreover, certain representations, warranties and covenants in the agreements may have been used for the purpose of allocating risk between the parties, rather than establishing matters as facts. In addition, information concerning the subject matter of the representations, warranties and covenants may have changed after the date of the respective agreement, which subsequent information may or may not be fully reflected in the Company's public disclosures. Accordingly, investors should not rely on the representations, warranties and covenants in the agreements as characterizations of the actual state of facts about the Company or its business or operations on the date hereof. The Company will furnish to any stockholder, upon written request, any exhibit listed in the accompanying Index to Exhibits upon payment by such stockholder of the Company's reasonable expenses in furnishing any such exhibit.

(a) Exhibits

Exhibit 4.1	Amendment No. 1, dated February 25, 2014, to the Amended and Restated Rights Agreement, dated as of July 19, 2010, by and between the Company and Computershare Trust Company, N.A., filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2014, is incorporated herein by reference as Exhibit 4.1.

Exhibit 4.2	Secured Loan Note Deed dated March 17, 2014, issued by Cartesian Limited to Elutions Capital Ventures S.à r.l in the principal amount of US$3,268,664, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2014, is incorporated herein by reference as Exhibit 4.2.

Exhibit 4.3	Common Stock Purchase Warrant (Commercial Incentive) dated March 18, 2014, between the Company and Elutions, Inc., filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2014, is incorporated herein by reference as Exhibit 4.3.

Exhibit 4.4	Amended and Restated Common Stock Purchase Warrant (Commercial Incentive) dated May 8, 2014, between the Company and Elutions, Inc., filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2014, is incorporated herein by reference as Exhibit 4.4.

Exhibit 4.5	Common Stock Purchase Warrant (Tracking) dated March 18, 2014, between the Company and Elutions, Inc., filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2014, is incorporated herein by reference as Exhibit 4.5.

Exhibit 4.6	Amended and Restated Common Stock Purchase Warrant (Tracking) dated May 8, 2014, between the Company and Elutions, Inc., filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2014, is incorporated herein by reference as Exhibit 4.6.

Exhibit 4.7	Registration Rights Agreement dated March 18, 2014 between the Company and Elutions, Inc., filed as Exhibit 4.4 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 19, 2014, is incorporated herein by reference as Exhibit 4.7.

Exhibit 10.1	Investment Agreement, dated February 25, 2014, by and between the Company and Elutions, Inc., filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2014, is incorporated herein by reference as Exhibit 10.1.

Exhibit 10.2	Amendment No. 1 to Investment Agreement, dated May 8, 2014, by and between the Company and Elutions, Inc., filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2014, is incorporated herein by reference as Exhibit 10.2.

Exhibit 10.3	Guaranty dated March 18, 2014 issued by the Company in favor of Elutions Capital Ventures S.à r.l., filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2014, is incorporated herein by reference as Exhibit 10.3.

Exhibit 10.4	Security Agreement dated March 18, 2014 between the Company and Elutions Capital Ventures S.à r.l., filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2014, is incorporated herein by reference as Exhibit 10.4.

Exhibit 10.5	Form of Restricted Stock Award, filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2014, is incorporated herein by reference as Exhibit 10.5.

Exhibit 31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certifications furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	101.INS XBRL Instance Document
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

The Management Network Group, Inc.
(Registrant)

Date: May 13, 2014	By	/s/ Donald E. Klumb
(Signature)
Donald E. Klumb
Chief Executive Officer (Principal executive officer), President, and Chief Financial Officer (Principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

Exhibit 4.1	Amendment No. 1, dated February 25, 2014, to the Amended and Restated Rights Agreement, dated as of July 19, 2010, by and between the Company and Computershare Trust Company, N.A., filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2014, is incorporated herein by reference as Exhibit 4.1.

Exhibit 4.2	Secured Loan Note Deed dated March 18, 2014, issued by Cartesian Limited to Elutions Capital Ventures S.à r.l in the principal amount of US$3,268,664, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2014, is incorporated herein by reference as Exhibit 4.2.

Exhibit 4.3	Common Stock Purchase Warrant (Commercial Incentive) dated March 18, 2014, between the Company and Elutions, Inc., filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2014, is incorporated herein by reference as Exhibit 4.3.

Exhibit 4.4	Amended and Restated Common Stock Purchase Warrant (Commercial Incentive) dated May 8, 2014, between the Company and Elutions, Inc., filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2014, is incorporated herein by reference as Exhibit 4.4.

Exhibit 4.5	Common Stock Purchase Warrant (Tracking) dated March 18, 2014, between the Company and Elutions, Inc., filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2014, is incorporated herein by reference as Exhibit 4.5.

Exhibit 4.6	Amended and Restated Common Stock Purchase Warrant (Tracking) dated May 8, 2014, between the Company and Elutions, Inc., filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2014, is incorporated herein by reference as Exhibit 4.6.

Exhibit 4.7	Registration Rights Agreement dated March 18, 2014 between the Company and Elutions, Inc., filed as Exhibit 4.4 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 19, 2014, is incorporated herein by reference as Exhibit 4.7.

Exhibit 10.1	Investment Agreement, dated February 25, 2014, by and between the Company and Elutions, Inc., filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2014, is incorporated herein by reference as Exhibit 10.1.

Exhibit 10.2	Amendment No. 1 to Investment Agreement, dated May 8, 2014, by and between the Company and Elutions, Inc., filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2014, is incorporated herein by reference as Exhibit 10.2.

Exhibit 10.3	Guaranty dated March 18, 2014 issued by the Company in favor of Elutions Capital Ventures S.à r.l., filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2014, is incorporated herein by reference as Exhibit 10.3.

Exhibit 10.4	Security Agreement dated March 18, 2014 between the Company and Elutions Capital Ventures S.à r.l., filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2014, is incorporated herein by reference as Exhibit 10.4.

Exhibit 10.5	Form of Restricted Stock Award, filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2014, is incorporated herein by reference as Exhibit 10.5.

Exhibit 31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certifications furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	101.INS XBRL Instance Document
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF XBRL Taxonomy Extension Definition Linkbase Document
101.LAB XBRL Taxonomy Extension Label Linkbase Document
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

