Form 10-Q
period 2014-09-27
Cartesian, Inc.
filed 2014-11-12
CIK 1094814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 27, 2014

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 001-34006

CARTESIAN, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	48-1129619
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7300 COLLEGE BLVD., SUITE 302, OVERLAND PARK, KS	66210
(Address of principal executive offices)	(Zip Code)

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

As of November 6, 2014, Cartesian had outstanding 8,807,021 shares of common stock.

CARTESIAN, INC. INDEX

PAGE

PART I. FINANCIAL INFORMATION:	3

ITEM 1. Condensed Consolidated Financial Statements (unaudited):	3

Condensed Consolidated Balance Sheets - September 27, 2014 and December 28, 2013	3

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) - Thirteen and Thirty-nine weeks ended September 27, 2014 and September 28, 2013	4

Condensed Consolidated Statements of Cash Flows - Thirty-nine weeks ended September 27, 2014 and September 28, 2013	5

Notes to Condensed Consolidated Financial Statements	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	24

ITEM 4. Controls and Procedures	24

PART II. OTHER INFORMATION	25

ITEM 1. Legal Proceedings	25

ITEM 1A. Risk Factors	25

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

ITEM 3. Defaults Upon Senior Securities	25

ITEM 4. Mine Safety Disclosures	25

ITEM 5. Other Information	25

ITEM 6. Exhibits	25

Signatures	27

Exhibits

Executive Amended and Restated Employment Agreement

PART I. FINANCIAL INFORMATION

ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CARTESIAN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(unaudited)

	September 27,	December 28,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,886	$13,780
Accounts receivable, net	21,030	11,716
Inventory	3,000	-
Prepaid and other current assets	1,333	1,751
Total current assets	37,249	27,247

NONCURRENT ASSETS:
Property and equipment, net	1,214	1,202
Goodwill	8,203	8,225
Deferred income tax assets	1,264	-
Other noncurrent assets	149	150
Total Assets	$48,079	$36,824

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$4,561	$2,036
Current borrowings	3,269	-
Liability for derivatives	515	-
Accrued payroll, bonuses and related expenses	4,759	4,249
Accrued severance liability and related costs	2,860	1,491
Deferred revenue	2,403	591
Other accrued liabilities	861	1,631
Total current liabilities	19,228	9,998

NONCURRENT LIABILITIES:
Deferred income tax liabilities	672	586
Other noncurrent liabilities	195	342
Total noncurrent liabilities	867	928

Commitments and contingencies (Note 9)

Total stockholders’ equity	27,984	25,898
Total Liabilities and Stockholders’ Equity	$48,079	$36,824

See notes to unaudited condensed consolidated financial statements.

CARTESIAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
Revenues	$19,332	$13,393	$52,989	$41,440
Cost of services	11,828	8,350	33,218	25,940
Gross Profit	7,504	5,043	19,771	15,500
Selling, general and administrative expenses (includes non-cash share-based compensation expense of $274 and $234 for the thirteen weeks ended September 27, 2014 and September 28, 2013, respectively, and $720 and $532 for the thirty-nine weeks ended September 27, 2014 and September 28, 2013, respectively)	6,666	4,994	20,374	16,023
Income (loss) from operations	838	49	(603)	(523)
Other (expense) income:
Interest (expense) income, net	(66)	1	(137)	3
Discount on note payable and transaction costs	-	-	(1,610)	-
Change in fair value of warrants and derivative liabilities	(130)	-	(19)	-
Total other (expense) income	(196)	1	(1,766)	3
Income (loss) before income taxes	642	50	(2,369)	(520)
Income tax (provision) benefit	(212)	(20)	1,312	(59)
Net income (loss)	430	30	(1,057)	(579)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(631)	445	(208)	(3)
Comprehensive (loss) income	$(201)	$475	$(1,265)	$(582)

Net income (loss) per common share:
Basic	$0.05	$0.00	$(0.14)	$(0.08)

Diluted	$0.05	$0.00	$(0.14)	$(0.08)

Weighted average shares used in calculation of net income (loss) per common share
Basic	7,954	7,130	7,722	7,124

Diluted	8,252	7,216	7,722	7,124

See notes to unaudited condensed consolidated financial statements.

CARTESIAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	For the Thirty-nine Weeks Ended
	September 27,	September 28,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,057)	$(579)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	488	503
Share-based compensation	723	533
Deferred tax (benefit) expense	(1,312)	59
Discount on note payable	1,265	-
Change in fair value of warrants and derivative liabilities	19	-
Other	-	(75)
Other changes in operating assets and liabilities:
Accounts receivable, net	(9,507)	547
Prepaid and other assets	514	(275)
Trade accounts payable	2,560	678
Deferred revenue	1,841	(61)
Inventory	(3,000)	-
Accrued liabilities	1,089	(866)

Net cash (used in) provided by operating activities	(6,377)	464

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(607)	(404)

Net cash used in investing activities	(607)	(404)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(42)	-
Borrowing on note payable	3,269	-
Issuance of common stock	2,066	22
Equity issuance costs	(167)	-

Net cash provided by financing activities	5,126	22

Effect of exchange rate on cash and cash equivalents	(36)	43

Net (decrease) increase in cash and cash equivalents	(1,894)	125
Cash and cash equivalents, beginning of period	13,780	12,177
Cash and cash equivalents, end of period	$11,886	$12,302

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$90	$-
Accrued property and equipment additions	$30	$176
Leasehold improvements acquired through lease incentive	$-	$113

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

The condensed consolidated financial statements and accompanying notes of Cartesian, Inc. and its subsidiaries as of September 27, 2014, and for the thirteen and thirty-nine weeks ended September 27, 2014 and September 28, 2013 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the Company’s condensed consolidated financial position, results of operations, and cash flows as of these dates and for the periods presented. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Consequently, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements nor those normally made in the Company’s Annual Report on Form 10-K. Accordingly, reference should be made to the Company’s annual consolidated financial statements and notes thereto for the fiscal year ended December 28, 2013, included in the 2013 Annual Report on Form 10-K (“2013 Form 10-K”) for additional disclosures, including a summary of the Company’s accounting policies. In addition, on August 12, 2014 the Company filed with the SEC a Current Report on Form 8-K to retrospectively revise the Company’s annual consolidated financial statements and notes thereto that were initially filed with the SEC in the 2013 Form 10-K to reflect revisions to its reportable segments that were made in the first quarter of fiscal year 2014. The retrospective revision to the consolidated financial statements does not impact previously reported consolidated operating income (loss) from operations, net income (loss), or earnings (loss) per share. The Condensed Consolidated Balance Sheet as of December 28, 2013 included in this report has been derived from the audited Consolidated Balance Sheet at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Company has evaluated subsequent events for recognition or disclosure through the date these unaudited consolidated financial statements were issued.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the thirteen and thirty-nine weeks ended September 27, 2014 are not necessarily indicative of the results to be expected for the full year ending January 3, 2015.

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

Managed Services Implementation Revenues and Costs - Managed service arrangements provide for the delivery of a software or technology based solution to clients over a period of time without the transfer of a license or a software sale to the customer. For long-term managed service agreements, implementation efforts are often necessary to develop the software utilized to deliver the managed service. Costs of such implementation efforts may include internal and external costs for coding or customizing systems and costs for conversion of client data. The Company may invoice its clients for implementation fees at the go-live date of the underlying software. Lump sum implementation fees received from clients are initially deferred and recognized on a pro-rata basis as services are provided. Specific, incremental and direct costs of implementation incurred prior to the services going live are deferred pursuant to FASB ASC 605-35-25 and amortized over the period that the related ongoing services revenue is recognized to the extent that the Company believes the recoverability of the costs from the contract is probable. If a client terminates a managed services arrangement prior to the end of the contract, a loss on the contract may be recorded, if applicable, and any remaining deferred implementation revenues and costs would then be recognized into earnings generally over the remaining service period through the termination date. During the thirteen and thirty-nine weeks ended September 27, 2014, implementation costs of $87,000 and $316,000 related to managed services contracts were deferred. No implementation costs related to managed services contracts were deferred during the thirteen and thirty-nine weeks ended September 28, 2013.

Research and Development and Software Development Costs - During the thirteen and thirty-nine weeks ended September 27, 2014, software development costs of $224,000 and $788,000, respectively, were expensed as incurred. During the thirteen and thirty-nine weeks ended September 28, 2013, software development costs of $179,000 and $493,000, respectively, were expensed as incurred. During the thirteen and thirty-nine weeks ended September 27, 2014, $263,000 of software development costs were capitalized. No software development costs were capitalized during the thirteen and thirty-nine weeks ended September 28, 2013.

Foreign Currency Transactions and Translation - Cartesian Limited and the international operations of Cambridge Strategic Management Group, Inc. conduct business primarily denominated in their respective local currency, which is their functional currency. Assets and liabilities have been translated to U.S. dollars at the period-end exchange rates. Revenues and expenses have been translated at exchange rates which approximate the average of the rates prevailing during each period. Translation adjustments are reported as a separate component of other comprehensive income (loss) in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Accumulated other comprehensive loss resulting from foreign currency translation adjustments totaled $4.0 million and $3.8 million as of September 27, 2014 and December 28, 2013, respectively, and is included in Total Stockholders’ Equity in the Condensed Consolidated Balance Sheets. Assets and liabilities denominated in other than the functional currency of a subsidiary are re-measured at rates of exchange on the balance sheet date. Resulting gains and losses on foreign currency transactions are included in the Company’s results of operations. During the thirteen and thirty-nine weeks ended September 27, 2014, realized and unrealized exchange losses included in the results of operations were $209,000 and $246,000, respectively. Realized and unrealized exchange gains and losses included in the results of operations were not significant during the thirteen and thirty-nine weeks ended September 28, 2013.

Earnings (Loss) Per Share - The Company calculates and presents earnings (loss) per share using a dual presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding excludes treasury shares held by the Company. Diluted earnings (loss) per share is computed in the same manner except that the weighted average number of shares is increased for dilutive securities. The following tables illustrate the computation of basic and diluted earnings (loss) per share (“EPS”) for the thirteen weeks ended September 27, 2014 and September 28, 2013.

	For the Thirteen Weeks Ended September 27, 2014
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS
Net income available to common stockholders	$430,000	7,954,000	$0.05

Effect of Dilutive Securities
Warrants	-	216,000
Stock Options	-	5,000
Non-vested shares	-	77,000

Diluted EPS
Income available to common stockholders	$430,000	8,252,000	$0.05

	For the Thirteen Weeks Ended September 28, 2013
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Basic EPS
Net income available to common stockholders	$30,000	7,130,000	$0.00

Effect of Dilutive Securities
Stock Options	-	4,000
Non-vested shares	-	82,000

Diluted EPS
Income available to common stockholders	$30,000	7,216,000	$0.00

In accordance with the provisions of FASB ASC 260, "Earnings per Share," the Company uses the treasury stock method for calculating the dilutive effect of employee stock options, non-vested shares and warrants. The employee stock options, non-vested shares and warrants will have a dilutive effect under the treasury stock method only when average market value of the underlying Company common stock during the respective period exceeds the assumed proceeds. For share-based payment awards with a performance condition, the Company must first use the guidance on contingently issuable shares in FASB ASC 260-10 to determine whether the awards should be included in the computation of diluted earnings per share for the reporting period. For all non-vested performance-based awards, the Company determines the number of shares, if any, that would be issuable at the end of the reporting period if the end of the reporting period were the end of the contingency period. In applying the treasury stock method, assumed proceeds include the amount, if any, the employee must pay upon exercise, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the options and the vesting of non-vested shares. The Company has excluded the effect of 318,653 and 402,593 stock options in the calculation of diluted income per share for the thirteen weeks ended September 27, 2014 and September 28, 2013, respectively, as the effect would have been anti-dilutive. For the thirty-nine weeks ended September 27, 2014 and September 28, 2013, the Company has not included the effect of stock options, non-vested shares and warrants in the calculation of diluted loss per share as it reported a net loss for these periods and the effect would have been anti-dilutive.

Accounts Receivable - During the thirteen weeks ended September 27, 2014, the Company entered into an agreement with a third-party financial institution under which it can selectively elect to transfer to the financial institution accounts receivables with one of our largest, international customers on a non-recourse basis.  This agreement gives the Company optionality to convert outstanding accounts receivable to cash.  As of September 27, 2014, no accounts receivable had yet been transferred pursuant to this agreement.

Inventory – In accordance with the provisions of FASB ASC 330, “Inventory,” the Company’s inventory is stated at the lower of cost, using the first-in, first-out (FIFO) method, or fair value. As of September, 27, 2014, the Company has $3.0 million in inventory, all of which is finished goods. All inventory was purchased from a related party, Elutions, Inc., which owns more than five percent of the outstanding shares of common stock of the Company. See Note 2, Strategic Alliance and Investment by Elutions, Inc. Provisions for estimated excess and obsolete inventory may be recorded based on reviews of inventory quantities on hand and the latest forecasts of product demand and inventory utilization requirements from customers. There is no provision for estimated excess or obsolete inventory as of September 27, 2014.

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

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation-Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“FASB ASU 2014-12”). The standard update resolves the diverse accounting treatment for these share-based payments by requiring that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The provisions of FASB ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company is currently evaluating the impact that this standard update will have on its consolidated financial statements.

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

Registration Rights

At Closing, the Company and Elutions entered into a Registration Rights Agreement (the "Registration Rights Agreement"), pursuant to which the Company has obligations to register for resale the shares of common stock issued under the Investment Agreement and the Warrants. Under the Registration Rights Agreement, the Company granted certain piggyback registration rights to Elutions and agreed to file and maintain a resale shelf registration statement for the benefit of Elutions. The resale shelf registration was filed with the SEC on August 12, 2014 and was declared effective on August 26, 2014.

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

The following table sets forth the Level 3 inputs to the binomial lattice model that were used to determine the fair value of the Note, the Holder Redemption Option, and the Tracking Warrant:

	September 27, 2014	Issuance Date
Common stock price	$3.51	$4.30
Dividend yield	0.0%	0.0%
Exercise price of Tracking Warrant	$3.28	$3.28
Expected term	2.0 years	2.5 years
Risk-free interest rate	1.6%	1.6%
Estimated stock volatility	45.0%	35.4%

In addition, the Company determined that the provision of the Note that permits Cartesian Limited to prepay the Note after 18 months if the trading price of the Company's common stock exceeds $5.50 per share for a specified period of time is an embedded derivative asset that requires bifurcation (the “Issuer Call Option”). The Company measured the fair value of the Issuer Call Option using a binomial lattice model. As of March 18, 2014 and September 27, 2014, the fair value of the Issuer Call Option was determined to be immaterial.

The Holder Redemption Option has been determined to be an embedded derivative liability that must be bifurcated and recorded as a liability. In addition, the Company concluded that the Tracking Warrant required liability classification upon issuance. The Holder Redemption Option and Tracking Warrant liabilities were recorded at fair value on the Closing date and as of March 29, 2014, with changes in the fair value recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Because the vesting of the Incentive Warrant is contingent on future services to be provided by Elutions and the achievement of performance conditions by Elutions, the Company has determined that the fair value of the Incentive Warrant should be recognized as an expense over the future periods during which such Warrant is earned by Elutions. On May 8, 2014, the Company and Elutions agreed to amend the Investment Agreement and amend and restate the outstanding Incentive Warrant and Tracking Warrant. The purpose of the amendments was to clarify the intent of certain anti-dilution provisions contained in the instruments. As a result of the amendments and effective on the amendment date, both the Incentive Warrant and Tracking Warrant will thereafter be accounted for as equity. The fair value of the Tracking Warrant was reclassified from liability to equity status during the thirteen weeks ended June 28, 2014. The fair value of the Tracking Warrant, included in Liability for Derivatives within Current Liabilities in the Condensed Consolidated Balance Sheet, decreased approximately $252,000 between March 29, 2014 and the date of the amendment. This decrease in fair value was recognized as Other Income during the thirteen weeks ended June 28, 2014. As of May 8, 2014, the fair value of the Tracking Warrant was approximately $1.0 million and was reclassified from Liability for Derivatives within Current Liabilities to Stockholders’ Equity. Because the vesting of the Incentive Warrant is contingent on future services to be provided by Elutions and the achievement of performance conditions by Elutions, the Incentive Warrant has zero fair value as of March 18, 2014, May 8, 2014, and September 27, 2014. The fair value of the Incentive Warrant when earned will be recorded to equity in the future periods during which such warrants are earned by Elutions. The Holder Redemption Option continues to be recorded at fair value as of September 27, 2014, with changes in the fair value recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Amortization of the debt discount was $1,265,000 during the thirteen weeks ended March 29, 2014. The discount was recognized as Other Expense in the Consolidated Statements of Operations and Comprehensive Income (Loss) at the Closing due to the fact that the Note may be called by the holder at any time. There was no amortization of the debt discount during the thirteen weeks ended September 27, 2014.

In addition, the Company incurred expenses in the amount of $512,000 during the thirty-nine weeks ended September 27, 2014, related to the transaction. There were no transaction costs incurred during the thirteen weeks ended September 27, 2014. Transaction costs were allocated between the liability and equity components based on the proportion of the fair value of each component to total proceeds at issuance. Transaction costs of $345,000 were allocated to liabilities during the thirty-nine weeks ended September 27, 2014; $167,000 were allocated to equity during the thirty-nine weeks ended September 27, 2014. The transaction costs allocated to liabilities are treated as debt issuance costs and were recognized as Other Expense in the Consolidated Statements of Operations and Comprehensive Income (Loss) at the Closing or in the subsequent period incurred due to the fact that the Note may be called by the holder at any time. The transaction costs allocated to equity were treated as equity issuance costs and reduced equity at the time of issuance.

The Company measures the Holder Redemption Option at fair value on a recurring basis and recognizes transfers, if any, within the fair value hierarchy at the end of the fiscal quarter in which the change in circumstances that caused the transfer occurred. There have been no transfers between Level 1, 2 or 3 liabilities during the thirteen or thirty-nine weeks ended September 27, 2014.

The Company has classified the Holder Redemption Option as a Level 3 liability. The Company reassesses the fair value of this liability on a quarterly basis. Based on that assessment, the Company recognized increases of $130,000 and $238,000, respectively, in the fair value of this liability during the thirteen and thirty-nine weeks ended September 27, 2014.

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

As of September 27, 2014, liabilities recorded at fair value on a recurring basis consist of the following (in thousands):

		Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
	Total	Level 1	Level 2	Level 3

Holder Redemption Option	$515	-	-	$515

The following table summarizes changes to the fair value of the Tracking Warrant and Holder Redemption Option, which are Level 3 liabilities (in thousands):

	Tracking Warrant	Holder Redemption Options	Total

Fair value at Closing, March 18, 2014	$1,259	$277	$1,536
Total unrealized (gains) losses included in Other Expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	(219)	238	19

Conversion of Tracking Warrant to equity award	(1,040)	-	(1,040)

Fair value at September 27, 2014	$-	$515	$515

3. Goodwill and Long-Lived Assets

The changes in the carrying amount of goodwill for the thirty-nine weeks ended September 27, 2014 are as follows (in thousands):

	North
	America	EMEA	Total
Balance as of December 28, 2013	$3,947	$4,278	$8,225
Changes in foreign currency exchange rates	-	(22)	(22)

Balance as of September 27, 2014	$3,947	$4,256	$8,203

The Company evaluates goodwill for impairment on an annual basis on the last day of the first fiscal month of the fourth quarter and whenever events or circumstances indicate that these assets may be impaired. The Company performs its impairment testing for goodwill in accordance with FASB ASC 350, “Intangibles-Goodwill and Other ” Management determined that there were no events or changes in circumstances during the thirteen or thirty-nine weeks ended September 27, 2014 which indicated that goodwill needed to be tested for impairment during the period.

The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets might not be recoverable in accordance with the provisions of FASB ASC 360, “Property, Plant and Equipment.” Management determined that there were no events or changes in circumstances during the thirteen or thirty-nine weeks ended September 27, 2014 which indicated that long-lived assets needed to be reviewed for impairment during the period.

4. Share-Based Compensation

The Company issues stock option awards and non-vested share awards under its share-based compensation plans. The key provisions of the Company's share-based compensation plans are described in Note 3 to the Company's consolidated financial statements included in the 2013 Form 10-K.

The Company recognized income tax benefits of $18,000 and $43,000 related to share-based compensation arrangements during the thirteen and thirty-nine weeks ended September 27, 2014, respectively. The Company recognized no income tax benefits related to share-based compensation arrangements during the thirteen and thirty-nine weeks ended September 28, 2013.

1998 Equity Incentive Plan

Stock Options

A summary of the option activity under the Company's Amended and Restated 1998 Equity Incentive Plan, as of September 27, 2014 and changes during the thirty-nine weeks then ended is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at December 28, 2013	265,093	$10.50
Granted	90,000	$3.95
Forfeited/cancelled	(41,540)	$10.89

Outstanding at September 27, 2014	313,553	$8.57

Options vested and expected to vest at September 27, 2014	297,053	$8.82

Options exercisable at September 27, 2014	223,553	$10.42

The Company granted 90,000 stock option awards during the thirty-nine weeks ended September 27, 2014, while no stock option awards were granted during the thirty-nine weeks ended September 28, 2013. During the thirteen and thirty-nine weeks ended September 27, 2014 the Company recorded $24,000 and $53,000, respectively, of stock-based compensation expense in connection with stock option awards while no expense was recorded for stock-based compensation in connection with stock option awards during the thirteen and thirty-nine weeks ended September 28, 2013. As of September 27, 2014, there was $113,000 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock option awards, and this unrecognized expense is expected to be recognized over a weighted average period of 27 months. As of December 28, 2013, there was no unrecognized stock-based compensation expense related to stock option awards.

Non-vested Shares

Service-Based Non-vested Share Awards - A summary of the status of service-based non-vested share awards issued under the Company’s Amended and Restated 1998 Equity Incentive Plan, as of September 27, 2014 and changes during the thirty-nine weeks then ended is presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value per share
Outstanding at December 28, 2013	-	$-
Granted	81,000	$3.93
Outstanding at September 27, 2014	81,000	$3.93

On March 10, 2014, the Company granted 81,000 shares of non-vested stock that vest solely based on employee service. These shares cliff vest after a one-year service period that commenced on the date of the grant.

The Company’s service-based non-vested share awards are valued at the date of grant based on the closing market price of the Company’s common stock, and are expensed using the straight-line method over the requisite service period (which is the vesting period of the award). During the thirteen and thirty-nine weeks ended September 27, 2014 the Company recorded $79,000 and $175,000, respectively, of stock-based compensation expense in connection with service-based non-vested share awards. During the thirteen and thirty-nine weeks ended September 28, 2013 the Company recorded $61,000 and $183,000, respectively, of stock-based compensation expense in connection with service-based non-vested share awards. As of September 27, 2014, there is an estimated $140,000 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to service-based non-vested share awards, and this unrecognized expense is expected to be recognized over a period of 5 months. As of December 28, 2013, there was no unrecognized stock-based compensation expense related to service-based non-vested share awards.

Performance-Based Non-vested Share Awards - A summary of the status of performance-based non-vested share awards issued under the Company’s Amended and Restated 1998 Equity Incentive Plan, as of September 27, 2014 and changes during the thirty-nine weeks then ended is presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value per share
Outstanding at December 28, 2013	800,000	$3.14
Granted	40,000	$3.93
Vested	(99,581)	$3.14
Outstanding at September 27, 2014	740,419	$3.18

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

Stock-based compensation cost for performance-based non-vested share awards is measured at the grant date based on the fair value of shares expected to be earned at the end of the performance period, based on the closing market price of the Company’s common stock on the date of grant, and is recognized as expense using the straight-line method over the performance period based upon the probable number of shares expected to vest. The Company estimates and excludes compensation cost related to awards not expected to vest based upon estimated forfeitures. During the thirteen and thirty-nine weeks ended September 27, 2014, the Company recorded $165,000 and $473,000, respectively, of stock-based compensation expense in connection with performance-based non-vested share awards. During the thirteen and thirty-nine weeks ended September 28, 2013, the Company recorded $170,000 and $340,000, respectively, of stock-based compensation expense in connection with performance-based non-vested share awards. As of September 27, 2014 and December 28, 2013, there was an estimated $1.6 million and $1.9 million, respectively, of unrecognized stock-based compensation expense, net of estimated forfeitures, related to performance-based non-vested share awards. The unrecognized compensation cost at September 27, 2014 related to performance-based non-vested share awards is expected to be recognized over a period of 30 months.

2000 Supplemental Stock Plan

A summary of the option activity under the Company's 2000 Supplemental Stock Plan (the "Supplemental Stock Plan") as of September 27, 2014 and changes during the thirty-nine weeks then ended is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at December 28, 2013	82,600	$11.33
Forfeited/cancelled	-	-

Outstanding at September 27, 2014	82,600	$11.33

Options vested and exercisable at September 27, 2014	82,600	$11.33

The Supplemental Stock Plan expired on May 23, 2010. No new awards will be issued pursuant to the plan. The outstanding awards issued pursuant to the Supplemental Stock Plan remain subject to the terms of the Supplemental Stock Plan following expiration of the plan.

5. Supplemental Balance Sheet Information

Accrued payroll, bonuses and related expenses and Other accrued liabilities consist of the following (amounts in thousands):

	September 27, 2014	December 28, 2013

Accrued payroll, bonuses and related expenses
Accrued payroll	$1,388	$1,308
Accrued bonuses	1,764	1,774
Accrued payroll taxes	705	580
Other	902	587
	$4,759	$4,249

Other accrued liabilities
Sales and value-added taxes payable	$319	$889
Other	542	742
	$861	$1,631

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

Management evaluates segment performance based upon income (loss) from operations, excluding share-based compensation (benefits), depreciation and intangibles amortization. There were no inter-segment revenues during the thirteen and thirty-nine weeks ended September 27, 2014 or September 28, 2013. In addition, in its administrative division, entitled “Not Allocated to Segments,” the Company accounts for non-operating activity and the costs of providing corporate and other administrative services to all the segments. Summarized financial information concerning the Company’s reportable segments is shown in the following table (amounts in thousands):

	North America	EMEA	Strategic Alliances	Not Allocated to Segments	Total
As of and for the thirty-nine weeks ended September 27, 2014:
Revenues	$25,806	$27,183			$52,989
Income (loss) from operations	6,895	5,091	$(874)	$(11,715)	(603)
Total assets	$7,610	$13,420	$3,000	$24,049	$48,079

For the thirteen weeks ended September 27, 2014:
Revenues	$9,572	$9,760			$19,332
Income (loss) from operations	2,920	1,769	$(352)	$(3,499)	838

As of the fiscal year ended December 28, 2013
Total assets	$4,522	$7,194		$25,108	$36,824

As of and for the thirty-nine weeks ended September 28, 2013:
Revenues	$25,217	$16,223			$41,440
Income (loss) from operations	5,948	3,511	$(369)	$(9,613)	(523)
Total assets	$5,733	$6,534		$22,854	$35,121

For the thirteen weeks ended September 28, 2013:
Revenues	$7,824	$5,569			$13,393
Income (loss) from operations	1,771	1,333	$(122)	$(2,933)	49

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

In accordance with the provisions of FASB ASC 280-10, revenues earned in the United States and internationally based on the location where the services are performed are shown in the following table (amounts in thousands):

	For the Thirteen Weeks Ended		For the Thirty-nine Weeks Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
United States	$9,507	$7,818	$25,531	$25,338
International:
United Kingdom	9,106	5,246	25,401	14,609
Other	719	329	2,057	1,493
Total	$19,332	$13,393	$52,989	$41,440

Major customers in terms of significance to Cartesian’s revenues (i.e. in excess of 10% of revenues) and accounts receivable were as follows (amounts in thousands):

	Revenues
	For the thirty-nine weeks		For the thirty-nine weeks
	ended September 27, 2014		ended September 28, 2013
	North America	EMEA	North America	EMEA
Customer A		$17,316		$6,912
Customer B	$8,937		$9,405
Customer C	$3,882		$4,980
Customer D		$3,746		$2,715

	Revenues
	For the thirteen weeks		For the thirteen weeks
	ended September 27, 2014		ended September 28, 2013
	North America	EMEA	North America	EMEA
Customer A		$5,569		$2,949
Customer B	$3,105		$2,850
Customer C	$1,494		$1,302
Customer D		$2,488		$524

	Accounts Receivable
	As of September 27, 2014	As of September 28, 2013
Customer A	$9,033	$3,659
Customer B	$3,352	$1,903
Customer C	$620	$1,163
Customer D	$2,968	$716

Revenues from the Company’s ten most significant customers accounted for approximately 83.2% and 83.1% of revenues during the thirteen and thirty-nine weeks ended September 27, 2014, respectively. Revenues from the Company’s ten most significant customers accounted for approximately 82.8% and 83.5% of revenues during the thirteen and thirty-nine weeks ended September 28, 2013, respectively.

7. Income Taxes

During the thirteen weeks ended September 27, 2014 and September 28. 2013, the Company recorded an income tax provision of $212,000 and $20,000, respectively. During the thirty-nine weeks ended September 27, 2014, the Company recorded an income tax benefit of $1,312,000 while an income tax provision of $59,000 was recognized for the thirty-nine weeks ended September 28, 2013. The income tax provision for the thirteen weeks ended September 27, 2014 is related to the generation of taxable income within the Company’s UK operations in addition to deferred taxes recognized on goodwill amortized for income tax purposes but not for financial reporting purposes. The income tax benefit for the thirty-nine weeks ended September 27, 2014 was primarily related to a $1.6 million benefit recognized in connection with the release of the valuation allowance on our international deferred income tax assets during the thirteen weeks ended June 28, 2014, partially offset by the generation of taxable income within the Company’s UK operations and deferred taxes recognized on goodwill amortized for income tax purposes but not for financial reporting purposes. The tax provisions for both the thirteen and thirty-nine weeks ended September 28, 2013 are due to deferred taxes recognized on goodwill amortized for income tax purposes but not for financial reporting purposes.

The Company has reserved all of its domestic net deferred tax assets as of September 27, 2014 and all of its domestic and international net deferred tax assets as of December 28, 2013 with a valuation allowance in accordance with the provisions of FASB ASC 740, “Income Taxes," which requires an estimation of the recoverability of the recorded income tax asset balances. As of September 27, 2014, the Company has recorded $31.5 million of valuation allowances attributable to its domestic net deferred tax assets.

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

In the second quarter of 2014, the Company reached the conclusion that it was appropriate to release the valuation allowance reserves against its international deferred tax assets due to the sustained positive operating performance of its UK operations and the availability of expected future taxable income. The Company achieved a cumulative three-year positive pre-tax book income position within its UK operations. The Company also considered forecasts of future operating results and utilization of its UK net operating losses, which do not expire. As a result, the Company recorded a $1.6 million reversal of its deferred tax asset valuation allowance reserves in the second quarter of 2014 after determining it was more likely than not that its international deferred tax assets would be realized. However, as mentioned above, a full valuation allowance remains in place for the Company’s domestic deferred tax assets at September 27, 2014.

The Company analyzes its uncertain tax positions pursuant to the provisions of FASB ASC 740 “Income Taxes.” There was no material activity related to the liability for uncertain tax positions during the thirteen and thirty-nine weeks ended September 27, 2014 and September 28, 2013, and the Company has determined it does not have any material uncertain tax positions requiring reserves at September 27, 2014.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2000. As of September 27, 2014, the Company has no income tax examinations in process.

8. Related Party Transactions

See Note 1, “Basis of Reporting,” for information regarding related party transactions related to the purchase of inventory from an entity that owns more than five percent of the outstanding shares of common stock of the Company.

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

On July 14, 2014, the arbitrator issued a second interim award in this matter, finding that Mr. Nespola was entitled to: (1) a severance benefits award of $1,468,584; (2) attorneys’ fees and costs; and (3) pre-judgment interest.  In the third phase of the proceedings, the arbitrator will determine the amount of Mr. Nespola’s award for (i) attorneys’ fees and costs; and (ii) pre-judgment interest.  Based on the second interim award, the Company believes it is probable that a liability exists for attorneys’ fees and costs and pre-judgment interest.  During the 13-weeks ended June 28, 2014, the Company recorded an additional liability of $1.4 million related to attorneys’ fees and costs and pre-judgment interest.  As of September 27, 2014, the Company has recorded a liability of $2.9 million in Accrued Severance Liability and Related Costs on the Consolidated Balance Sheet for the amount of severance, attorneys’ fees and costs, and pre-judgment interest which will likely be payable pursuant to the first and second interim awards. The amount of attorneys’ fees and costs and pre-judgment interest that may be awarded by the arbitrator could be materially higher than the liability recorded for such items. The Company currently estimates the range of reasonably possible loss in excess of the accrual is up to approximately $0.8 million.

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

10. Common Stock Repurchase Program

On February 27, 2014, the Company announced that its Board of Directors had approved a common stock repurchase program under which the Company may repurchase up to $2 million of Company common stock through June 30, 2015. Under the program, repurchases may be made by the Company from time to time in the open market or through privately negotiated transactions depending on market conditions, share price and other factors. The stock repurchase program may be modified or discontinued at any time by the Board of Directors. The Company expects to fund repurchases through cash on hand, future cash flow from operations and future borrowings. In order to facilitate repurchases, the Company entered into a Rule 10b5-1 plan, which permits stock repurchases when the Company might otherwise be precluded from doing so under insider trading laws or because of self-imposed trading blackout periods. As of September 27, 2014, no stock repurchases have been made under this plan.

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

Strategic alliance partnerships are a key element of our strategy. To complement our focus on leveraging our Ascertain software at the core of our offerings to build a more sustainable model, we also leverage third party platforms. On February 25, 2014, we entered into a strategic alliance and Investment Agreement with Elutions, Inc. ("Elutions"), a provider of operational business intelligence solutions. The terms of the Investment Agreement are detailed in Note 12, Subsequent Events, in the Notes to the Consolidated Financial Statements included in Item 8, Consolidated Financial Statements, of the 2013 Form 10-K and in Note 2, Strategic Alliance and Investment by Elutions, Inc., in the Notes to the Condensed Consolidated Financial Statements (Unaudited) included in Item 1, Condensed Consolidated Financial Statements (Unaudited), of this report. With regard to the commercial relationship, Elutions is an established firm and a leading provider of smart building and smart asset management solutions for energy management. Elutions uniquely combines technology and expertise to enable a machine-to-machine automated control and optimization of commercial and technical sites in a manner that can deliver significant energy savings with existing building infrastructure by optimizing use. Elutions’ end-to-end solution includes web-enabled application software, wireless and wireline networking hardware, energy management bureau services and engineering and integration services. In the communications sector that we primarily serve, energy consumption is a large and often sub-optimized component of operating costs and an area that continues to escalate as service providers invest in areas like datacenters. We believe that, together with Elutions, our joint value proposition is compelling and involves energy savings combined with operational intelligence and improvement with limited investment combined with a rapid payback for our clients. We currently expect to be an exclusive partner to the communications sector in North America for Elutions and also plan to have significant commercial activity in the UK and European markets. Initially in the partnership, Cartesian expects to provide lead generation to Elutions, assist with sales and marketing activities, prime contracts for Elutions with our clients, program manage the solution, and work with Elutions to deliver additional energy savings and operational benefits through the term of each customer managed service contract. Ultimately, Cartesian and Elutions intend to work jointly on evolving the product by utilizing joint software capabilities and capacities. This relationship creates a new growth avenue for Cartesian that is closely adjacent to our skill sets and leverages our existing client relationships.

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

Revenues are driven by the ability of our team to secure new project contracts and deliver those projects in a way that adds value to our clients in terms of return on investment or assisting clients to address a need or implement change. For the thirteen weeks ended September 27, 2014, revenues increased 44.3% to $19.3 million from $13.4 million for the thirteen weeks ended September 28, 2013. For the thirty-nine weeks ended September 27, 2014, revenues increased 27.9% to $53.0 million from $41.4 million for the thirty-nine weeks ended September 28, 2013. For the thirteen weeks ended September 27, 2014, the increase in revenues was driven by improvements within both the North America and EMEA segments while the increase for the thirty-nine weeks ended September 27, 2014 was driven primarily by improvements within the EMEA segment. Our international revenues were approximately 51.8% of total revenues for the thirty-nine weeks ended September 27, 2014 as compared to 38.9% for the thirty-nine weeks ended September 28, 2013. Our revenues are denominated in multiple currencies and may be impacted by currency rate fluctuations.

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

Gross margins were 37.3% in the thirty-nine weeks ended September 27, 2014 compared to 37.4% in the thirty-nine weeks ended September 28, 2013. In general, the most significant items that impact our margins include the mix of project types, utilization of personnel and competitive pricing decisions, including volume discounts.

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

Selling, general and administrative expenses were $20.4 million for the thirty-nine weeks ended September 27, 2014 compared to $16.0 million for the thirty-nine weeks ended September 28, 2013. Selling, general and administrative expenses during the thirty-nine weeks ended September 27, 2014 increased from the comparable 2013 period primarily due to an additional $1.4 million accrued during the thirty-nine weeks ended September 27, 2014 in connection with the arbitration proceedings described in Note 9, Commitments and Contingencies, in the Notes to the Condensed Consolidated Financial Statements (Unaudited), and a $2.3 million increase in personnel related costs incurred in connection with our investment in our alliance with Elutions and our software platform. As a percent of revenues, selling, general and administrative expenses during the thirty-nine weeks ended September 27, 2014 were 38.5% (35.9% excluding arbitration costs), compared to 38.7% during the thirty-nine weeks ended September 28, 2013. We continue to evaluate selling, general and administrative expenses in an effort to maintain an appropriate cost structure relative to revenue levels.

Other expense for the thirty-nine weeks ended September 27, 2014 was $1,766,000 compared with other income of $3,000 for the thirty-nine weeks ended September 28, 2013. The large increase in other expense during the thirty-nine weeks ended September 27, 2014 as compared with the thirty-nine weeks ended September 28, 2013 is driven by amortization associated with the promissory note discount and certain transactions costs on the Elutions transaction which were expensed, interest expense associated with the promissory note issued as part of the Elutions transaction, and expense related to the change in fair value of the warrants and the derivative liabilities embedded in the promissory note issued as part of the Elutions transaction. See Note 2, Strategic Alliance and Investment by Elutions, Inc., in the Notes to the Condensed Consolidated Financial Statements (Unaudited), included in Item 1, Condensed Consolidated Financial Statements (Unaudited), of this report.

During the thirty-nine weeks ended September 27, 2014, we recorded an income tax benefit of $1,312,000 while we recorded an income tax provision of $59,000 for the thirty-nine weeks ended September 28, 2013. In the second quarter of 2014, we concluded that it was appropriate to release the valuation allowance reserves against our international deferred tax assets due to the sustained positive operating performance of our UK operations and the availability of expected future taxable income. As a result, we recorded a $1.6 million income tax benefit related to the reversal of our deferred tax asset valuation allowance reserves. This benefit was offset partially by the generation of taxable income within the Company’s UK operations and deferred taxes recognized on goodwill amortized for income tax purposes but not for financial reporting purposes.

We recorded net losses of $1.1 million and $0.6 million for the thirty-nine weeks ended September 27, 2014 and September 28, 2013, respectively. The increase in net loss for the 2014 period is primarily due to the accrual of costs related to the arbitration proceedings with our former chief executive officer.

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

Cash and cash equivalents decreased by $1.9 million during the thirty-nine weeks ended September 27, 2014 due primarily to working capital increases (other than cash), including an increase in accounts receivable of $9.5 million and a $3.0 million acquisition of inventory, offset partially by other working capital decreases (other than cash), including decreases in prepaid and other assets and increases in trade accounts payable, deferred revenue and accrued liabilities, and a cash infusion of $5.3 million related to the issuance of a note payable and common stock in connection with the Elutions transaction. At September 27, 2014, we had working capital of approximately $18.0 million.

CRITICAL ACCOUNTING POLICIES

While the selection and application of any accounting policy may involve some level of subjective judgments and estimates, we believe the following accounting policies are the most critical to our condensed consolidated financial statements, potentially involve the most subjective judgments in their selection and application, and are the most susceptible to uncertainties and changing conditions:

•	Impairment of Goodwill and Long-lived Assets;

•	Revenue Recognition;

•	Fair Value Measurement;

•	Accounting for Income Taxes;

•	Research and Development and Software Development Costs;

•	Inventory; and

•	Share-based Compensation Expense.

Impairment of Goodwill and Long-lived Assets - As of September 27, 2014, we had $8.2 million in goodwill, which is subject to periodic review for impairment. FASB ASC 350 “Intangibles-Goodwill and Other” requires an evaluation of indefinite-lived intangible assets and goodwill annually and whenever events or circumstances indicate that such assets may be impaired. The evaluation is conducted at the reporting unit level and compares the calculated fair value of the reporting unit to its book value to determine whether impairment has been deemed to occur. As of September 27, 2014, we had approximately $3.9 million and $4.3 million in goodwill allocated to the North America and EMEA reporting units, respectively. Any impairment charge would be based on the most recent estimates of the recoverability of the recorded goodwill. If the remaining book value assigned to goodwill in an acquisition is higher than the estimated fair value of the reporting unit, there is a requirement to write down these assets.

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

Revenue Recognition - We recognize revenues from time and materials consulting contracts in the period in which our services are performed. We recognized $4.9 million and $4.1 million in revenues from time and materials contracts during the thirteen weeks ended September 27, 2014 and September 28, 2013, respectively. We recognized $12.0 million and $13.8 million in revenues from time and materials contracts during the thirty-nine weeks ended September 27, 2014 and September 28, 2013, respectively. In addition to time and materials contracts, we also have fixed fee contracts. We recognize revenues on milestone or deliverables-based fixed fee contracts and time and materials contracts not to exceed contract price using the percentage of completion-like method described by FASB ASC 605-35, "Revenue Recognition - Construction-Type and Production-Type Contracts." For fixed fee contracts where services are not based on providing deliverables or achieving milestones, we recognize revenues on a straight-line basis over the period during which such services are expected to be performed. During the thirteen weeks ended September 27, 2014 and September 28, 2013, we recognized $14.4 million and $9.3 million in revenues on fixed fee contracts, respectively. During the thirty-nine weeks ended September 27, 2014 and September 28, 2013, we recognized $41.0 million and $27.6 million in revenues on fixed fee contracts, respectively. In connection with some fixed fee contracts, we receive payments from customers that exceed recognized revenues. We record the excess of receipts from customers over recognized revenue as deferred revenue. Deferred revenue is classified as a current liability to the extent it is expected to be earned within twelve months from the date of the balance sheet.

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

Accounting for Income Taxes - Accounting for income taxes requires significant estimates and judgments on the part of management. Such estimates and judgments include, but are not limited to, the effective tax rate anticipated to apply to tax differences that are expected to reverse in the future, the sufficiency of taxable income in future periods to realize the benefits of net deferred tax assets and net operating losses currently recorded and the likelihood that tax positions taken in tax returns will be sustained on audit. We account for income taxes in accordance with FASB ASC 740 "Income Taxes." As required by FASB ASC 740, we record deferred tax assets or liabilities based on differences between financial reporting and tax basis of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. FASB ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of September 27, 2014, cumulative valuation allowances in the amount of $31.5 million were recorded in connection with domestic net deferred income tax assets.

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

In the second quarter of 2014, the Company reached the conclusion that it was appropriate to release the valuation allowance reserves against its international deferred tax assets due to the sustained positive operating performance of its UK operations and the availability of expected future taxable income. The Company achieved a cumulative three-year positive pre-tax book income position within its UK operations. The Company also considered forecasts of future operating results and utilization of its UK net operating losses, which do not expire. As a result, the Company recorded a $1.6 million reversal of its deferred tax asset valuation allowance reserves in the second quarter of 2014 after determining it was more likely than not that its international deferred tax assets would be realized. However, as mentioned above, a full valuation allowance remains in place for the Company’s domestic deferred tax assets at September 27, 2014.

As required by FASB ASC 740, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the guidance. Pursuant to FASB ASC 740, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As of September 27, 2014, we have no recorded liability for unrecognized tax benefits.

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

Research and Development and Software Development Costs - Software development costs are accounted for in accordance with FASB ASC 985-20, “Software - Costs of Software to Be Sold, Leased, or Marketed” and FASB ASC 350-40, “Intangibles - Goodwill and Other - Internal-Use Software.” Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. We capitalize development costs incurred during the period between the establishment of technological feasibility and the release of the final product to customers if such costs are material. In addition, we capitalize software development costs for internal use software that we do not intend to market to third parties but use to deliver services. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, the date technological feasibility is reached, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. During the thirteen weeks ended September 27, 2014 and September 28, 2013, $224,000 and $179,000, respectively, of these costs were expensed as incurred. During the thirty-nine weeks ended September 27, 2014 and September 28, 2013, $788,000 and $493,000, respectively, of these costs were expensed as incurred. During the thirteen and thirty-nine weeks ended September 27, 2014, $263,000 of software development costs were capitalized. No software development costs were capitalized during the thirteen or thirty-nine weeks ended September 28, 2013.

Inventory – In accordance with the provisions of FASB ASC 330, “Inventory,” the Company’s inventory is stated at the lower of cost, using the first-in, first-out (FIFO) method, or fair value. As of September, 27, 2014, the Company has $3.0 million in inventory, all of which is finished goods. All inventory was purchased from a related party, Elutions, Inc., which owns more than five percent of the outstanding shares of common stock of the Company. See Note 2, Strategic Alliance and Investment by Elutions, Inc., in the Notes to the Condensed Consolidated Financial Statements (Unaudited) included in Item 1, Condensed Consolidated Financial Statements (Unaudited), of this report. Provisions for estimated excess and obsolete inventory may be recorded based on reviews of inventory quantities on hand and the latest forecasts of product demand and inventory utilization requirements from customers. There is no provision for estimated excess or obsolete inventory as of September 27, 2014.

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

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED SEPTEMBER 27, 2014 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 28, 2013

REVENUES

Revenues increased 44.3% to $19.3 million for the thirteen weeks ended September 27, 2014 from $13.4 million for the thirteen weeks ended September 28, 2013. The increase in revenues was related to both our North America and EMEA segments which experienced increases in project volumes.

North America Segment - North America segment revenues increased 22.3% to $9.6 million for the thirteen weeks ended September 27, 2014 from $7.8 million for the thirteen weeks ended September 28, 2013. The increase in revenues is primarily due to greater customer demand resulting in an increased number of engagements, including a higher percentage that are fixed price. During the thirteen weeks ended September 27, 2014, the North America segment provided services on 79 customer projects, compared to 64 projects performed in the thirteen weeks ended September 28, 2013. Average revenue per project was $121,000 in the thirteen weeks ended September 27, 2014, compared to $122,000 in the thirteen weeks ended September 28, 2013. Revenues recognized in connection with fixed price engagements totaled $7.6 million and $5.1 million for the thirteen weeks ended September 27, 2014 and September 28, 2013, representing 79.1% and 64.6% of the total revenues of the segment, respectively. There were no revenues from software licensing during both thirteen week periods ended September 27, 2014 and September 28, 2013.

EMEA Segment- EMEA segment revenues increased 75.3% to $9.7 million for the thirteen weeks ended September 27, 2014 from $5.6 million for the thirteen weeks ended September 28, 2013. The increase in revenues was primarily related to an increase in demand for consulting and solutioning services. During the thirteen weeks ended September 27, 2014 and September 28, 2013, this segment provided services on 125 and 101 customer projects, respectively. Average revenue per project was approximately $76,000 and $49,000 for the thirteen weeks ended September 27, 2014 and September 28, 2013, respectively. Revenues from post-contract software related support services were approximately $308,000 and $630,000 for the thirteen weeks ended September 27, 2014 and September 28, 2013, respectively. Revenues from post-contract related support services declined in the current period from the prior year due primarily to a negotiated reduction in support services at a Tier 1 media and telecommunications customer as part of a $15 million three-year take-or-pay contract for consulting and solutioning services. Revenues from software licensing during the thirteen weeks ended September 27, 2014 and September 28, 2013 were immaterial.

COST OF SERVICES

Cost of services increased 41.6% to $11.8 million for the thirteen weeks ended September 27, 2014 from $8.4 million for the thirteen weeks ended September 28, 2013. Our gross margin was 38.8% for the thirteen weeks ended September 27, 2014 compared to 37.7% for the thirteen weeks ended September 28, 2013. Exclusive of costs not allocated to segments, cost of services during the thirteen weeks ended September 27, 2014 were $5.2 million and $6.5 million in our North America and EMEA segments, respectively. Cost of services during the thirteen weeks ended September 28, 2013 were $4.9 million and $3.5 million in our North America and EMEA segments, respectively. Our North America segment gross margin was 45.4% for the thirteen weeks ended September 27, 2014 compared to 37.1% for the thirteen weeks ended September 28, 2013. The increase in gross margin in the third quarter of 2014 as compared to the same period of 2013 in our North America segment is primarily due to an increase in the volume of fixed price engagements in our mix of projects, including more strategy and solutioning engagements. Our EMEA segment gross margin was 33.2% for the thirteen weeks ended September 27, 2014, compared to 38.4% for the thirteen weeks ended September 28, 2013. The decrease in gross margin in the EMEA segment is primarily related to increased utilization of third-party consultants to deliver client projects and large commitment contracts with volume pricing.

OPERATING EXPENSES

Selling, general and administrative expenses were $6.7 million for the thirteen weeks ended September 27, 2014 compared to $5.0 million for the thirteen weeks ended September 28, 2013. This increase is primarily due to an increase in personnel related costs, including incentive compensation and our investment in our strategic alliances business. As a percent of revenue, selling, general and administrative expenses were 34.5% for the thirteen weeks ended September 27, 2014, compared to 37.3% for the thirteen weeks ended September 28, 2013.

OTHER INCOME AND EXPENSES

Other expense for the thirteen weeks ended September 27, 2014 was $196,000 compared to other income of $1,000 for the thirteen weeks ended September 28, 2013. Included in other expense for the thirteen weeks ended September 27, 2014 are interest expense associated with the promissory note issued as part of the Elutions transaction and changes in fair value of the warrants and the derivative liabilities embedded in the promissory note issued as part of the Elutions transaction. See Note 2, Strategic Alliance and Investment by Elutions, Inc., in the Notes to the Condensed Consolidated Financial Statements (Unaudited) included in Item 1, Condensed Consolidated Financial Statements (Unaudited), of this report.

INCOME TAXES

During the thirteen weeks ended September 27, 2014 and September 28, 2013, we recorded an income tax provision of $212,000 and $20,000, respectively. The income tax provision for the thirteen weeks ended September 27, 2014 is related to the generation of taxable income within our UK operations in addition to deferred taxes recognized on goodwill amortized for income tax purposes but not for financial reporting purposes. The income tax provision for the thirteen weeks ended September 28, 2013 is related exclusively to deferred taxes recognized on goodwill amortized for income tax purposes but not for financial reporting purposes. For the thirteen weeks ended September 27, 2014, we recorded no income tax benefit related to our domestic pre-tax losses while no income tax benefit related to both our domestic and international pre-tax losses was recorded during the thirteen weeks ended September 28, 2013, in accordance with the provisions of FASB ASC 740, " Income Taxes ", which requires an estimation of our ability to use recorded deferred income tax assets. We currently have recorded a valuation allowance against all domestic deferred income tax assets generated due to uncertainty about their ultimate realization as a result of our history of domestic operating losses. If we continue to report net operating losses for financial reporting in our domestic operations, no additional tax benefit would be recognized for those losses, since we will not have accumulated enough positive evidence to support our ability to utilize the net operating loss carry-forwards in the future.

OPERATING INCOME AND NET INCOME

We recorded operating income of $838,000 and $49,000 for the thirteen weeks ended September 27, 2014 and September 28, 2013, respectively, and net income of $430,000 and $30,000 for the thirteen weeks ended September 27, 2014 and September 28, 2013, respectively.

THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 2014 COMPARED TO THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2013

REVENUES

Revenues increased 27.9% to $53.0 million for the thirty-nine weeks ended September 27, 2014 from $41.4 million for the thirty-nine weeks ended September 28, 2013. The increase in revenues was primarily related to our EMEA segment which experienced an increase in project volumes.

North America Segment - North America segment revenues increased 2.3% to $25.8 million for the thirty-nine weeks ended September 27, 2014 from $25.2 million for the thirty-nine weeks ended September 28, 2013. During the thirty-nine weeks ended September 27, 2014, the North America segment provided services on 116 customer projects, compared to 112 projects performed in the thirty-nine weeks ended September 28, 2013. Average revenue per project was $222,000 in the thirty-nine weeks ended September 27, 2014, compared to $225,000 in the thirty-nine weeks ended September 28, 2013. Revenues recognized in connection with fixed price engagements totaled $19.8 million and $15.8 million for the thirty-nine weeks ended September 27, 2014 and September 28, 2013, representing 76.5% and 62.6% of the total revenues of the segment, respectively. There were no revenues from software licensing during both thirty-nine week periods ended September 27, 2014 and September 28, 2013.

EMEA Segment- EMEA segment revenues increased 67.6% to $27.2 million for the thirty-nine weeks ended September 27, 2014 from $16.2 million for the thirty-nine weeks ended September 28, 2013. The increase in revenues was primarily related to an increase in demand for consulting and solutioning services. During the thirty-nine weeks ended September 27, 2014 and September 28, 2013, this segment provided services on 245 and 191 customer projects, respectively. Average revenue per project was approximately $107,000 and $75,000 for the thirty-nine weeks ended September 27, 2014 and September 28, 2013, respectively. Revenues from post-contract software related support services were approximately $941,000 and $1,891,000 for the thirty-nine weeks ended September 27, 2014 and September 28, 2013, respectively. Revenues from post-contract related support services declined in the current period from the prior year due primarily to a negotiated reduction in support services at a Tier 1 media and telecommunications customer as part of a $15 million three-year take-or-pay contract for consulting and solutioning services. Revenues from software licensing during the thirty-nine weeks ended September 27, 2014 and September 28, 2013 were immaterial.

COST OF SERVICES

Cost of services increased 28.1% to $33.2 million for the thirty-nine weeks ended September 27, 2014 from $25.9 million for the thirty-nine weeks ended September 28, 2013. Our gross margin was 37.3% for the thirty-nine weeks ended September 27, 2014 compared to 37.4% for the thirty-nine weeks ended September 28, 2013. Exclusive of costs not allocated to segments, cost of services during the thirty-nine weeks ended September 27, 2014 were $14.9 million and $17.9 million in our North America and EMEA segments, respectively. Cost of services during the thirty-nine weeks ended September 28, 2013 were $15.9 million and $10.0 million in our North America and EMEA segments, respectively. Our North America segment gross margin was 42.3% for the thirty-nine weeks ended September 27, 2014 compared to 37.0% for the thirty-nine weeks ended September 28, 2013. The increase in gross margin in the first three quarters of 2014 as compared to the same period of 2013 in our North America segment is primarily due to an increase in the volume of fixed price engagements in our mix of projects, including more strategy and solutioning engagements. Our EMEA segment gross margin was 34.3% for the thirty-nine weeks ended September 27, 2014, compared to 38.1% for the thirty-nine weeks ended September 28, 2013. The decrease in gross margin in the EMEA segment is primarily related to increased utilization of third-party consultants to deliver client projects and large commitment contracts with volume pricing.

OPERATING EXPENSES

Selling, general and administrative expenses were $20.4 million for the thirty-nine weeks ended September 27, 2014 compared to $16.0 million for the thirty-nine weeks ended September 28, 2013. This increase is primarily due to an additional $1.4 million accrued during the thirty-nine weeks ended September 27, 2014 in connection with the arbitration proceedings described in Note 9, Commitments and Contingencies, in the Notes to the Condensed Consolidated Financial Statements (Unaudited), and a $2.3 million increase in personnel related costs, including incentive compensation and our investment in our strategic alliances business. As a percent of revenue, selling, general and administrative expenses were 38.5% (35.9% excluding arbitration costs) for the thirty-nine weeks ended September 27, 2014, compared to 38.7% for the thirty-nine weeks ended September 28, 2013.

OTHER INCOME AND EXPENSES

Other expense for the thirty-nine weeks ended September 27, 2014 was $1,766,000 compared to other income of $3,000 for the thirty-nine weeks ended September 28, 2013. The large increase in other expense during the thirty-nine weeks ended September 27, 2014 as compared with the thirty-nine weeks ended September 28, 2013 was driven by amortization associated with the promissory note discount and certain transactions costs on the Elutions transaction which were expensed, interest expense associated with the promissory note issued as part of the Elutions transaction, and expense related to the change in fair value of the warrants and the derivative liabilities embedded in the promissory note issued as part of the Elutions transaction. See Note 2, Strategic Alliance and Investment by Elutions, Inc., in the Notes to the Condensed Consolidated Financial Statements (Unaudited) included in Item 1, Condensed Consolidated Financial Statements (Unaudited), of this report.

INCOME TAXES

During the thirty-nine weeks ended September 27, 2014 we recorded an income tax benefit of $1,312,000 while we recorded an income tax provision of $59,000 for the thirty-nine weeks ended September 28, 2013. The income tax benefit for the thirty-nine weeks ended September 27, 2014 was primarily related to a $1,582,000 benefit recognized in connection with the release of the valuation allowance on our international deferred income tax assets partially offset by the generation of taxable income within our UK operations and deferred taxes recognized on goodwill amortized for income tax purposes but not for financial reporting purposes. The income tax provision for the thirty-nine weeks ended September 28, 2013 was related exclusively to deferred taxes recognized on goodwill amortized for income tax purposes but not for financial reporting purposes. For the thirty-nine weeks ended September 27, 2014, we recorded no income tax benefit related to our domestic pre-tax losses while no income tax benefit related to both our domestic and international pre-tax losses was recorded during the thirty-nine weeks ended September 28, 2013, in accordance with the provisions of FASB ASC 740, "Income Taxes", which requires an estimation of our ability to use recorded deferred income tax assets. We currently have recorded a valuation allowance against all domestic deferred income tax assets generated due to uncertainty about their ultimate realization as a result of our history of domestic operating losses. If we continue to report net operating losses for financial reporting in our domestic operations, no additional tax benefit would be recognized for those losses, since we will not have accumulated enough positive evidence to support our ability to utilize the net operating loss carry-forwards in the future.

OPERATING INCOME AND NET LOSS

We recorded operating losses of $603,000 and $523,000 for the thirty-nine weeks ended September 27, 2014 and September 28, 2013, respectively, and net losses of $1,057,000 and $579,000 for the thirty-nine weeks ended September 27, 2014 and September 28, 2013, respectively.

STATEMENT REGARDING NON-GAAP FINANCIAL MEASUREMENT

In addition to income (loss) from operations on a GAAP basis and net income (loss) and net income (loss) per share on a GAAP basis, our management uses the non-GAAP financial measures, "Non-GAAP adjusted income from operations" and "non-GAAP adjusted net income or loss," in its evaluation of our performance, particularly when comparing performance to the prior year's period. These non-GAAP measures contain certain non-GAAP adjustments which are described in the following schedule entitled "Reconciliation of GAAP Net Income (Loss) to Non-GAAP Adjusted Net Income and GAAP Income (Loss) from Operations to Non-GAAP Adjusted Income from Operations." In making these non-GAAP adjustments, we take into account certain non-cash expenses and benefits, including tax effects as applicable, and the impact of certain items that are generally not expected to be on-going in nature or that are unrelated to our core operations. Management believes the exclusion of these items provides a useful basis for evaluating underlying business performance, but should not be considered in isolation and is not in accordance with, or a substitute for, evaluating our performance utilizing GAAP financial information. We believe that providing such adjusted results allows investors and other users of our financial statements to better understand our comparative operating performance for the periods presented. Our non-GAAP measures may differ from similar measures by other companies, even if similar terms are used to identify such measures. Although management believes the non-GAAP financial measures are useful in evaluating the performance of our business, we acknowledge that items excluded from such measures have a material impact on our income (loss) from operations and net income (loss) and net income (loss) per share calculated in accordance with GAAP. Therefore, management uses non-GAAP measures in conjunction with GAAP results. Investors and other users of our financial information should also consider the above factors when evaluating our results.

CARTESIAN, INC.

RECONCILIATION OF GAAP NET INCOME (LOSS) TO NON-GAAP ADJUSTED NET INCOME AND GAAP INCOME (LOSS) FROM OPERATIONS TO NON-GAAP ADJUSTED INCOME FROM OPERATIONS

(unaudited)

(in thousands, except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013

Reconciliation of GAAP income (loss) from operations to non-GAAP adjusted income from operations:

GAAP income (loss) from operations	$838	$49	$(603)	$(523)

Depreciation	149	168	488	503
Non-cash share based compensation expense	277	235	723	533
Accrued executive severance and related costs	-	-	1,370	-
Foreign currency exchange loss on note payable	138	-	5	-
Adjustments to GAAP income (loss) from operations	564	403	2,586	1,036

Non-GAAP adjusted income from operations	$1,402	$452	$1,983	$513

Reconciliation of GAAP net income (loss) to non-GAAP adjusted net income:

GAAP net income (loss)	$430	$30	$(1,057)	$(579)

Depreciation	149	168	488	503
Non-cash share based compensation expense	277	235	723	533
Accrued executive severance and related costs	-	-	1,370	-
Discount on note payable and transaction costs	-	-	1,610	-
Change in fair value of derivative liabilities	130	-	19	-
Foreign currency exchange loss on note payable	138	-	5	-
Tax effect of applicable non-GAAP adjustments (1)	(26)	20	20	59
Adjustments to GAAP net income (loss)	668	423	4,235	1,095

Non-GAAP adjusted net income	$1,098	$453	$3,178	$516

Reconciliation of GAAP net income (loss) per diluted common share to non-GAAP adjusted net income per diluted common share:

GAAP net income (loss) per diluted common share (2)	$0.05	$-	$(0.13)	$(0.08)

Depreciation	0.02	0.03	0.06	0.07
Non-cash share based compensation expense	0.03	0.03	0.09	0.07
Accrued executive severance and related costs	-	-	0.17	-
Discount on note payable and transaction costs	-	-	0.21	-
Change in fair value of derivative liabilities	0.01	-	0.00	-
Foreign currency exchange loss on note payable	0.02	-	0.00	-
Tax effect of applicable non-GAAP adjustments (1)	(0.00)	-	0.00	0.01
Adjustments to GAAP net (loss) per diluted common share	0.08	0.06	0.53	0.15

Non-GAAP adjusted net income per diluted common share	$0.13	$0.06	$0.40	$0.07

Weighted average shares used in calculation of Non-GAAP adjusted net income per diluted common share (2)	8,252	7,216	7,932	7,189

(1)	The Company calculated the tax effect of non-GAAP adjustments by applying an applicable estimated jurisdictional tax rate to each specific non-GAAP item after consideration of the Company’s valuation allowance.

(2)	Footnote 2: The Company uses weighted average diluted common shares including the dilutive effect of stock options, non-vested shares and warrants in the calculation of GAAP net income (loss) per diluted common share in this reconciliation in order to reconcile to Non-GAAP adjusted net income per diluted common share.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $6.4 million for the thirty-nine weeks ended September 27, 2014 while net cash provided by operating activities was $0.5 million for the thirty-nine weeks ended September 28, 2013. Net cash used in operating activities during the thirty-nine weeks ended September 27, 2014 was primarily related to a net increase of $6.5 million in net working capital other than cash. The net increase in working capital other than cash was due to increases in accounts receivable due to the timing of collections and inventory offset partially by decreases in prepaid and other assets and increases in trade accounts payable, deferred revenue and accrued liabilities. For the thirty-nine weeks ended September 28, 2013, cash provided by operating activities was primarily the result of cash provided by operating activities of $0.4 million (after adding back non-cash items to our net loss and before changes in working capital).

Net cash used in investing activities was $607,000 and $404,000 for the thirty-nine weeks ended September 27, 2014 and September 28, 2013, respectively, and is related to the purchase of office equipment, software and computer equipment.

Net cash provided by financing activities was $5,126,000 and $22,000 for the thirty-nine weeks ended September 27, 2014 and September 28, 2013, respectively. Cash provided by financing activities during the thirty-nine weeks ended September 27, 2014 was driven by a cash infusion of $5,269,000 related to the issuance of a note payable and common stock in connection with the Elutions transaction. Cash provided by financing activities during the thirty-nine weeks ended September 28, 2013 was related to the issuance of stock through the employee stock purchase plan.

At September 27, 2014, we had approximately $11.9 million in cash and cash equivalents and $18.0 million in net working capital. At September 27, 2014, $5.0 million of our cash and cash equivalents were denominated in British pounds sterling, which we would be able to repatriate, if needed, without any negative U.S. income tax consequences. We believe we have sufficient cash and cash equivalents to meet anticipated cash and working capital requirements, including anticipated capital expenditures for at least the next 12 months and the funding of any liability associated with the arbitration with our former chief executive officer. Furthermore, based on an analysis of our investments classified as cash equivalents, we do not believe that we have any material risk related to the liquidity or valuation of these investments, nor do we believe that we have any material counterparty credit risk related to these investments. Should our cash and cash equivalents prove insufficient, we may need to obtain new debt or equity financing to support our operations or complete acquisitions. If we need to obtain new debt or equity financing to support our operations or complete acquisitions in the future, we may be unable to obtain debt or equity financing on reasonable terms. We have established a flexible model that provides a lower fixed cost structure than most consulting firms, enabling us to scale operating cost structures more quickly based on market conditions, although there is a lag in time required to scale the business appropriately if revenues are reduced. Our strong balance sheet has enabled us to make acquisitions and related investments in intellectual property and businesses we believe are enabling us to capitalize on the current transformation of the industry; however, if demand for our consulting services is reduced and we experience negative cash flow, we could experience liquidity challenges at some point in the future.

During the thirteen weeks ended September 27, 2014, we entered into an agreement with a third-party financial institution under which we can selectively elect to transfer to the financial institution accounts receivables with one of our largest, international customers on a non-recourse basis.  This agreement gives us optionality to convert outstanding accounts receivable to cash at what we believe is a very attractive discount rate.  As of September 27, 2014, no accounts receivable had yet been transferred pursuant to this agreement.

On February 25, 2014, we entered into an Investment Agreement with Elutions, a provider of operational business intelligence solutions. Under the Investment Agreement, among other things, we agreed to issue and sell shares of common stock to Elutions and the parties agreed that a subsidiary of Elutions would loan funds to a subsidiary of Cartesian. On March 18, 2014, Cartesian and Elutions completed the closing of the transactions contemplated under the Investment Agreement. At the Closing, we issued and sold 609,756 shares of common stock to Elutions at a price of $3.28 per share, for an aggregate purchase price of $2.0 million and our subsidiary, Cartesian Limited, issued a non-convertible promissory note payable to Elutions Capital Ventures S.à r.l, a subsidiary of Elutions, in an aggregate original principal amount of $3.3 million. The promissory note bears interest at the rate of 7.825% per year, payable monthly, and matures on March 18, 2019. The promissory note may be called by the holder at any time. See Note 2, Strategic Alliance and Investment by Elutions, Inc., in the Notes to the Condensed Consolidated Financial Statements (Unaudited) included in Item 1, Condensed Consolidated Financial Statements (Unaudited), of this report.

On March 3, 2014, the arbitrator in the action by our former chief executive officer issued an interim award finding that Mr. Nespola's employment was terminated without cause and that Mr. Nespola is entitled to severance under his employment agreement. On July 14, 2014, the arbitrator issued a second interim award in this matter, finding that Mr. Nespola was entitled to: (1) a severance benefits award of $1,468,584; (2) attorneys’ fees and costs; and (3) pre-judgment interest. In the third phase of the proceedings, the arbitrator will determine the amount of Mr. Nespola’s award for (i) attorneys’ fees and costs; and (ii) pre-judgment interest. Based on the interim rulings, we believe it is probable that a liability for contractual severance, attorneys' fees and costs, and pre-judgment interest exists at September 27, 2014 related to this action. We have recorded a liability of $2.9 million for the amounts which may be payable as a result of the arbitration proceedings, consisting of a liability of $1.5 million for severance benefits and $1.4 million for attorneys' fees and costs and pre-judgment interest. The amount of attorneys’ fees and costs and pre-judgment interest that may be awarded by the arbitrator could be as much as approximately $0.8 million higher than the liability of $1.4 million recorded for such items. See Note 9, Commitments and Contingencies, in the Notes to the Condensed Consolidated Financial Statements (Unaudited) included in Item 1, Condensed Consolidated Financial Statements (Unaudited), of this report.

FINANCIAL COMMITMENTS

As described in our discussion of liquidity and capital resources above, on March 18, 2014 our subsidiary, Cartesian Limited, issued a non-convertible promissory note in the amount of $3.3 million as part of the Investment Agreement with Elutions. The promissory note may be called by the holder at any time and may be prepaid by Cartesian Limited after 18 months if the trading price of our common stock exceeds $5.50 per share for a specified period of time and may be prepaid by Cartesian Limited at any time after 30 months. Upon occurrence of an event of default, the Note would bear interest at 9.825% per year and could be declared immediately due and payable. See Note 2, Strategic Alliance and Investment by Elutions, Inc., in the Notes to the Condensed Consolidated Financial Statements (Unaudited) included in Item 1, Condensed Consolidated Financial Statements (Unaudited), of this report.

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

A review and evaluation was performed by our management, including the person serving as our Chief Executive Officer and Chief Financial Officer (the “CEO and CFO”), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon this evaluation, the Company’s CEO and CFO has concluded that the Company’s disclosure controls and procedures were effective as of September 27, 2014.

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 27, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 3, 2014, the arbitrator issued an interim award finding that Mr. Nespola's employment was terminated without cause and that Mr. Nespola is entitled to severance under his employment agreement. On July 14, 2014, the arbitrator issued a second interim award in this matter, finding that Mr. Nespola was entitled to: (1) a severance benefits award of $1,468,584; (2) attorneys’ fees and costs; and (3) pre-judgment interest.  In the third phase of the proceedings, the arbitrator will determine the amount of Mr. Nespola’s award for (i) attorneys’ fees and costs; and (ii) pre-judgment interest. Based on the interim rulings, we believe it is probable that a liability for contractual severance, attorneys' fees and costs, and pre-judgment interest exists at September 27, 2014 related to this action. We have recorded a liability of $2.9 million for the amounts which will likely be payable as a result of the arbitration proceedings, consisting of a liability of $1.5 million for severance benefits and $1.4 million for attorneys' fees and costs and pre-judgment interest. The amount of attorneys’ fees and costs and pre-judgment interest that may be awarded by the arbitrator could be as much as approximately $0.8 million higher than the liability recorded for such items.

We have not been subject to any material new litigation since the filing on March 28, 2014 of our 2013 Form 10-K.

ITEM 1A.  RISK FACTORS

Not applicable

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) ISSUER PURCHASES OF EQUITY SECURITIES

As reflected in the following table, there were no purchases by the Company (and its affiliated purchasers) of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended September 27, 2014:

	Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
			-	$2,000,000

(1)	On February 27, 2014, the Company announced that its Board of Directors had approved a common stock repurchase program under which the Company may repurchase up to $2 million of Company common stock through June 30, 2015. Under the program, repurchases may be made by the Company from time to time in the open market or through privately negotiated transactions depending on market conditions, share price and other factors. The stock repurchase program may be modified or discontinued at any time by the Board of Directors.

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

(a) Exhibits

Exhibit No.	Description of Exhibit

Exhibit 10.1	Amended and Restated Employment Agreement dated September 16, 2014, between the Company and Donald E. Klumb.

Exhibit 31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certifications furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	101.INS XBRL Instance Document
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

Cartesian, Inc.
(Registrant)

Date: November 12, 2014	By	/s/ Donald E. Klumb
(Signature)
Donald E. Klumb
Chief Executive Officer (Principal executive officer), President, and Chief Financial Officer (Principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

Exhibit 10.1	Amended and Restated Employment Agreement dated September 16, 2014, between the Company and Donald E. Klumb.

Exhibit 31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certifications furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	101.INS XBRL Instance Document
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF XBRL Taxonomy Extension Definition Linkbase Document
101.LAB XBRL Taxonomy Extension Label Linkbase Document
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

