Form 10-K
period 2015-01-03
Cartesian, Inc.
filed 2015-04-03
CIK 1094814

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 3, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to_____

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, as of June 28, 2014 was approximately $17,600,000. Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded for purposes of this calculation. The treatment of such holders as affiliates for purposes of this calculation is not intended as a conclusive determination of affiliate status for other purposes. As of March 20, 2015, the Registrant had 8,715,493 shares of common stock, par value $0.005 per share (the Common Stock), issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be provided in Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K is hereby incorporated by reference from our definitive 2015 proxy statement which will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended January 3, 2015.

CARTESIAN, INC.

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

Forward-looking statements involve risks and uncertainties and are not guarantees of future performance or results. Our actual financial condition, results of operations or business may vary materially from those contemplated by such forward-looking statements. Investors are cautioned not to place undue reliance on any forward-looking statements. Factors that might affect actual results, performance, or achievements include, among other things, the factors described in "Risks Related to Current Economic Conditions and Technology" in Item 1 below and the following factors:

•	the Company's ability to successfully implement the strategic relationship with Elutions, Inc.;

•	conditions in the industry sectors that we serve, including the economic conditions in such industry sectors, that can result in slowing client decisions on proposals and project opportunities along with scope reduction of existing projects, and business consolidations, which can result in further price reductions and fewer client projects;

•	the financial condition and business strategies of our customers in the communications, digital media and technology industries and the investment banking and private equity firms investing in the communications industry;

•	overall economic and business conditions;

•	the level of demand for our services;

•	the potential continuation or recurrence of recent losses from operations, negative cash flow and reductions in our cash reserves;

•	our ability to retain the limited number of large clients that constitute a major portion of our revenues;

•	fluctuations in our quarterly operating results;

•	our ability to reduce our cost structure to align with any future adverse changes in demand that may occur and to control costs under fixed fee contracts, which make up a substantial portion of our business;

•	our ability to compete in intensively competitive markets, including our ability to address actions by competitors that could render our services less competitive, such as increasing price competition in recent years, which may cause our revenues, gross profits and income to decline;

•

our ability to address the challenges of conducting business in foreign countries, including risks of unfavorable foreign currency exchange rates or fluctuations, changes in local economic and political conditions and changes in local laws;

•	the possibility of further impairments of goodwill if our financial performance does not meet or exceed our projections used to value the assets or if there is a decline in our stock price;

•	our ability to successfully integrate acquisitions and to successfully locate new acquisition candidates;

•	our level of cash and non-cash expenditures;

•	technological advancements and competitive factors in the markets in which we compete;

•	the possibility of the cancellation of key client contracts, which may be cancelled on short notice;

•	the ability to successfully launch new product and market initiatives;

•	the ability to retain key management and consulting personnel;

•	the possible reclassification of our independent contractors as full-time employees by the taxing and/or labor and employment authorities of competent jurisdiction;

•	the possibility of professional liability claims and costs and potential liability relating to such claims and other litigation affecting the Company;

•	the loss of key intellectual property;

•	our ability to protect client or Cartesian data or information systems as obligated by law or contract and our ability to prevent any breach of our information systems;

•	our ability to prevent system disruptions, failures or breaches;
•	our ability to satisfy the continued listing requirements of the NASDAQ Stock Market; and

•	the possibility that our ability to utilize tax net operating loss carryforwards to offset future taxable income will be limited if we are deemed to have an ownership change as defined by Section 382 of the Internal Revenue Code.

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

Our clientele includes a variety of businesses whose products, services and interests are focused on the evolution of the communications industry, including communications service providers, cable multiple systems operators (“MSO’s”) as well as technology companies, media and entertainment companies, and financial services firms that invest in the communications industry. Our clients are principally located in the United States, United Kingdom (“UK”) and Western Europe. We believe we are unique in our ability to provide a comprehensive business and technology solution to the communications industry, including strategy consulting and business planning, organizational development, market research and analysis, product/service definition and launch, customer acquisition and retention, program management, technical support, process modeling, and software solutions for business support systems and operations support systems. Our software and application development capabilities are evolving both organically and through strategic partnerships with product focused companies.

Our services are provided by a blend of experienced senior professionals from the communications industry and professionals recruited from both universities and other professional services firms. As it relates to most key software and technology decisions, we believe our clients value our unbiased approach of providing technology-agnostic and vendor-neutral evaluations and recommendations that are based on a thorough knowledge of each solution and each client's unique situation. Therefore, we are able to capitalize on our extensive experience across complex multi-technology communications systems environments to provide what we believe are the most sound and practical recommendations to our clients.

We have evolved our business from its original focus of providing primarily management and operational consulting services to today providing an integrated suite of technology solutions and service offerings to the communications marketplace. We have increased the depth and breadth of skill sets in our employee work base, diversified our technical competencies, expanded our core management consulting offerings and positioned our business to compete internationally. We have developed solutions to assist content providers and media companies as they cope with the operational complexities of launching new products and services; attempt to streamline their business systems and processes following merger and acquisition activity; and address product lifecycle issues in the wake of competitive pressures. We have also provided program management, business process, service assurance and leadership teams for cable MSO's as they launch new digital voice product and service rollouts, including voice over internet protocol offerings, and focus on their 4G wireless launch through partnerships. We believe these actions have expanded key client relationships, have differentiated us in the market with respect to serving the needs of large global communication service providers and cable MSO’s, and provided for expansion of our key direct distribution channel elements.

We have strengthened Cartesian's technology consultancy services and broadened our software solutions through our Ascertain® software, an innovative and modular software suite whose foundations feature advanced revenue assurance and data integrity tools that when customized and integrated into client environments support fixed, wireless, internet service provider (“ISP”), data and content environments. Ascertain reflects an intellectual property investment of over 15 years and we are refining and reinventing the software to address existing and future challenges. We are investing further in defining our go-to-market offerings that are built with technology at the core. These offerings are characterized by both monthly recurring revenues and higher margins, and success in growing our sales of these offerings would drive sustainability and predictability into our business model. Our new organizational structure is better designed to implement a software as a service, or SaaS, model. We continue to harness the power of Ascertain to complement big data initiatives and overlay prebuilt managed analytics solutions that will allow our customers to unlock the value of their data in real time. Ascertain is already embedded in a significant number of our large clients.

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

As the industry continues to evolve, including the recent transformational movement of business IT infrastructures to cloud environments and the development of “Big Data Analytics”, Cartesian expects to leverage its long history of engagement experience with clients to continue to evolve its software, develop new methodologies, and selectively expand its base of employee consultants.

Strategic alliance partnerships are a key element of our strategy. To complement our focus on leveraging our Ascertain software at the core of our offerings to build a more sustainable model, we also leverage third party platforms. In 2014, we entered into a strategic alliance and Investment Agreement with Elutions, Inc. ("Elutions"), a leading provider of smart building and smart asset management solutions for energy management. We are currently Elutions’ exclusive partner with respect to certain prospective clients in the communications sector in North America and the UK. In the partnership, Cartesian is providing lead generation to Elutions, assisting with sales and marketing activities, priming contracts for Elutions with our clients, program managing the solution, and working with Elutions to deliver additional energy savings and operational benefits through the term of each customer managed service contract. Ultimately, Cartesian and Elutions intend to work jointly on evolving the product by utilizing joint software capabilities and capacities. This relationship potentially creates a new growth avenue for Cartesian that is closely adjacent to our skill sets and leverages our existing client relationships. For additional information regarding the alliance and transaction with Elutions, see Note 2, Strategic Alliance and Investment by Elutions, Inc., in the Notes to the Consolidated Financial Statements included in Item 8, "Consolidated Financial Statements", of this report.

MARKET OVERVIEW

The global communications industry is consolidating and evolving around a convergence of voice, data and video or content-based communications. Market factors including regulatory decisions, new technologies, especially wireless devices and applications and social media, industry consolidation and the migration to cloud computing have stimulated growth and new investment in the sector. These dynamics are bringing new competitors to the market, such as Apple, Google and Netflix, challenging existing industry competitors to explore new business models, and driving consolidation within sectors such as traditional wireline and wireless telecommunications. In addition, cable communications companies that primarily offered video services historically are now positioning themselves as providers of voice and other data and content services, including in the emerging area of “the Connected Home” and “the Internet of Things.” Wireline, wireless and cable companies alike are focused on convergence and partnering - where any type of content or application can be delivered seamlessly across fixed or mobile networks.

While communications companies are investing in future growth, companies across most industries and sectors, including communications and media, are operating with increased expense discipline with many reducing their cost structures through actions which include lowering total headcount, decreasing information technology expenses by migrating to cloud environments, and reducing spending on contractors and consultants. Spending decisions, both operating expenses and capital expenditures, are coming under increased scrutiny with a heightened focus on a demonstrated return on investment or lower total cost.

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

BUSINESS STRATEGY

Our objectives are three-fold. First, is to establish ourselves as the consulting company of choice to the global leaders in the communications, digital media, and technology industries, which includes the service providers, content creators, and technology companies that serve the industry and the financial services and investment banking firms that invest in the sector. We are placing emphasis on cultivating our top client relationships and these clients’ most strategic initiatives, with the goal of expanding market penetration and our share of business with these clients. We also continue to investigate opportunities with other, smaller clients that offer a high probability of a return on our business development investment. Secondly, we are evaluating ways to best evolve our software platform and expand our solutions to the sector, and third we look to develop software partnerships as appropriate to leverage products that complement our software solutioning. The following are detailed strategies we have adopted to pursue our objectives.

- Develop and evolve offerings, technical solutions and thought leadership

We plan to continue expanding and evolving our end-to-end solutions both organically and through alliance partners. Expanding our consulting and technical solutions involves building the capabilities that support change elements in the adoption of IP and wireless technology, support of convergence of communications with media and content, with emphasis on wireless, and the migration of IT environments to cloud computing platforms. We plan to continue to extend our product and service offerings to the communications, digital media and technology industries. We believe service providers will be strategically focused on the following key initiatives: adding, bundling and converging service offerings (i.e., wireline, wireless, high-speed data and video); reduction of costs and driving operational efficiency; reassessment of core competencies in order to leverage strengths and minimize weaknesses; migration to new technologies - next generation wireless and IP and driving efficiency in their business models while spending less on information technology in the near term, given the current economic environment. We also believe that our clients will expand service offerings through cloud IT environments and look to such environments to reduce operating costs. We have expanded our strategic and operating expertise surrounding the creation and operation of cloud infrastructure and services. Our solutions will assist clients in redefining their competitive position, launching new products and services and generating revenues through integrated offerings. Such offerings will also be focused on increasing clients' efficiencies in these transformations. We will also continue to strengthen our position with clients by leveraging our embedded software-based solutions, including Ascertain and Ascertain-based solutions, in addition to development of applications based on these solutions in such areas as managed analytics and mobile handset recapture and leasing. We are also expanding our offerings to include managed services, with partners like Elutions, as previously discussed and further highlighted, surrounding these initiatives.

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

- Enhance our geographic presence

We plan to further enhance our presence beyond the United States and United Kingdom, with emphasis on current top revenue generating clients on the European continent. We believe the competitive market expertise of our U.S. consultants can be a key factor for foreign companies facing the business issues associated with deregulation and competition, especially in Europe. We believe our technical solutions and our strategy consulting expertise strengthen Cartesian's presence and capabilities in key European markets.

- Increase penetration within top revenue-generating clients

Our sales strategy focuses on increasing the amount of revenues and number of engagements within our top clients. This approach includes volume pricing arrangements and is designed to give us both revenue visibility and add efficiency to the model so as to ensure optimum utilization of our consultant base. In fiscal years 2014 and 2013, 84% and 83% of our revenues, respectively, came from our ten most significant customers.

- Strengthen alliances and partnerships to expand our reach and offerings

We have a history of effective partnerships with large software and managed services firms. We intend to seek to enhance our position with select partners that best complement our business as we pursue our strategic objectives.

During 2014, the Company entered into a commercial partnership and an investment agreement with Elutions, Inc., a provider of operational business intelligence solutions that significantly improve energy efficiency, asset performance and workforce productivity. Through the partnership, Cartesian believes that it is positioned to help its North American and European clients drive significant energy and operational savings through implementing Elutions’ proven Smart Buildings and Smart Assets solutions in combination with Cartesian’s managed solutions capabilities. In the communications sector that we primarily serve, energy consumption is a large and often sub-optimized component of operating costs and an area that continues to escalate as service providers invest in areas like datacenters.

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

We have developed a proprietary software platform, Ascertain, which allows us to rapidly create new software products, one-off tools and complete custom solutions to support customer goals and mitigate risks in their business. Available in an on-premise or cloud-based model, the Ascertain platform has been used as the foundation for our assurance solutions business, our Managed Analytics solution offering, our SmartXchange mobile device recapture service, as well as numerous custom client solutions.

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

COMPETITION

The market for consulting services and software solutions remains intensely competitive, highly fragmented and rapidly changing. We face competition from major business and strategy consulting firms, large systems integration and major global outsourcing firms as a result of the outsourcing of business support systems and operating support systems by communications companies, offshore development firms from the Asian markets, equipment and software firms that have added service offerings, boutique consulting firms and customers' internal resources. We believe that there has been a significant increase in recent years in demand for firms that can bundle business process outsourcing, or BPO, with systems and technical integration. Many of our competitors are large organizations that provide a broad range of services to companies in many industries, including the communications industry. In addition, we compete with boutique firms that maintain specialized skills and/or geographical advantages. Many information technology consulting firms also maintain significant practice groups devoted to the communications industry. Many of these competitors have significantly greater financial, technical and marketing resources and greater name recognition than us.

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

The economic outlook, as always, is subject to change. The sector in which we operate is currently going through significant consolidation and convergence of offerings. Consolidation within the sector tends to result in increased consolidation of competitors. The supply chain divisions within larger clients, given sector consolidation, also tend to reduce the number of vendors utilized and to negotiate volume programs with select preferred vendors. This activity could result in further price reductions, fewer client projects, under-utilization of consultants, reduced operating margins and loss of market share.

In addition, the European markets continue to face greater economic challenges and regulatory environments are evaluating new policies to support significant growth in wireless and broadband services. In addition, the rate of change brought about by new technology within the communications and media sector and related impact on our clients' business models may cause our clients to cancel or delay consulting initiatives. Our efforts to down-size, when necessary, in a manner intended to mirror a downturn in economic conditions, could encounter delays and be costly. In addition, global economic change could add to volatility in foreign exchange rates, result in further reduced demand for our services, cause continued pricing pressure and possible project cancellations or delays, and possibly reduce revenues and operating margins as a result of price reduction pressures for our services.

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

EMPLOYEES

Our ability to recruit and retain experienced, highly qualified and highly motivated personnel has contributed greatly to our performance and will be critical in the future. We offer a flexible recruiting model that enhances our ability to attract consultants and to effectively manage utilization. Our consultants may work as full-time or part-time employees. We also have relationships with many independent contracting firms to assist in delivery of consulting solutions. Our current base of independent firms has specialized expertise in discrete areas of communications, and we typically deploy these firms only when their unique expertise/offering is required.

During fiscal year 2014, we utilized approximately 483 consultants, representing a combination of employee client service personnel and independent contracting firms. Of these, 326 were employee consultants and approximately 157 were working on engagements for us primarily through independent subcontracting firms. In addition to the consultants, we have an administrative staff of approximately 40 employees in the accounting and finance, marketing, recruiting, information technology, human resources, legal and administrative areas. As of January 3, 2015, we had 299 total employees, of which 242 were full-time.

BUSINESS SEGMENTS

In the first quarter of fiscal year 2014, we internally reorganized to better align the Company’s go-to-market and service delivery capabilities and to maximize opportunities in serving telecommunications, media and technology customers. The three former operating segments within North America (North America Cable and Broadband, North America Telecom and Strategy) were integrated into one operating segment. The EMEA segment is a single reportable, operating segment. In addition, beginning in the first quarter of fiscal year 2014 management of our United Kingdom strategy practice was moved from the United States to London and is reflected in the EMEA segment. As a result of this internal realignment, corresponding segment information for prior periods has been restated to conform to the current reportable segment presentation.

We identify our segments based on the way management organizes the business to assess performance and make operating decisions regarding the allocation of resources. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280 "Segment Reporting," we have concluded that we have three reportable segments: the North America segment, the EMEA segment and the Strategic Alliances segment. The North America and EMEA segments are both single reportable, operating segments that encompass the Company’s operational, technology and software consulting services inside of North America and outside of North America, respectively. Both reportable segments offer management consulting, custom developed software, and technical services. The Strategic Alliances reportable segment is a single, reportable segment that includes the Company’s world-wide commercial activities undertaken with third-party service or solutions providers.

For a discussion of operating results by segment, please see Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations”, and Note 6, Business Segments, Major Customers and Significant Group Concentrations of Credit Risk, in the Notes to the Consolidated Financial Statements included in Item 8 “Consolidated Financial Statements” of this report.

MAJOR CUSTOMERS

Since our inception, we have provided services to over a thousand domestic and international customers, primarily communication service providers and large technology and applications firms serving the communications industry and financial firms that invest in the sector. In more recent years, we have added to our base of customers with cable, media and entertainment clients looking to leverage communications infrastructure to deliver offerings to the market. We depend on a small number of key customers for a significant portion of revenues. For fiscal year 2014, three customers accounted for 31%, 17% and 10%, respectively, of our revenues. No other single customer accounted for 10% or more of our revenues. Also during fiscal year 2014, our top ten customers accounted for approximately 84% of total revenues. We generally provide discounted pricing for large projects on fixed commitments with long-term customers. Because our clients typically engage services on a project basis, their needs for services vary substantially from period to period.

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

FOREIGN MARKETS

A substantial portion of our business is conducted in foreign markets and a substantial portion of our revenues and costs are derived from our international business. Our international revenues in the 2014 fiscal year represented 52.4% of our total revenues, up from 40.7% of our total revenues in the 2013 fiscal year. For information on results of operations and assets by geographic location, please see Note 6, Business Segments, Major Customers and Significant Group Concentrations of Credit Risk, in the Notes to the Consolidated Financial Statements included in Item 8 “Consolidated Financial Statements” of this report. Our international operations expose us to a number of business and economic risks, including unfavorable foreign currency exchange rates or fluctuations; our ability to protect our intellectual property; the impact of foreign laws, regulations and trade customs; U.S. and foreign taxation issues; potential limits on our ability to repatriate foreign profits; and general political and economic trends, including political and economic conditions in foreign markets and the potential impact of terrorist attacks or international hostilities. If we are unable to achieve anticipated levels of revenues from or efficiently manage our international operations, our overall revenues and profitability may decline.

RESEARCH AND DEVELOPMENT AND SOFTWARE DEVELOPMENT EXPENSES

Our research and development costs for software products to be sold, licensed or otherwise marketed totaled $1,493,000 and $525,000 in fiscal years 2014 and 2013, respectively. During fiscal years 2014 and 2013, $1,020,000 and $525,000, respectively, of these costs were expensed as incurred. During fiscal year 2014, $473,000 of internal use software development costs were capitalized. No software development costs were capitalized during fiscal year 2013.

INTELLECTUAL PROPERTY

Our success is dependent, in part, upon proprietary processes and methodologies. We rely upon a combination of copyright, trade secret, and trademark law to protect our intellectual property. Additionally, employees and consultants sign non-disclosure agreements to assist us in protecting our intellectual property. We have changed our corporate name to "Cartesian, Inc." and utilize the tradename "Cartesian" in our business. Solely for convenience, trademarks and trade names referred to in this Form 10-K may appear without the ® or tm symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extend under applicable law, our rights, or the rights of the applicable licensor to these trademarks and trade names.

SEASONALITY

In the past, we have experienced seasonal fluctuations in revenues in the fourth quarter due primarily to the fewer number of business days because of the holiday periods occurring in that quarter. We continue to experience fluctuations in revenue in the fourth quarter and with global expansion, may experience fluctuations in summer months and other holiday periods.

WEBSITE ACCESS TO INFORMATION

Our internet website address is www.cartesian.com. We make available, free of charge, through our website all of our filings with the Securities and Exchange Commission ("SEC"), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC. The charters of our audit, nominating and compensation committees and our Code of Business Conduct are also available on our website and in print to any stockholder who requests them. We do not intend for information contained on our website to be part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC.

The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding the issuers that file electronically with the SEC.

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

On January 10, 2012, Richard P. Nespola, the Company’s former chief executive officer, former chairman of the board and a former member of the Company’s Board of Directors, filed an action, Richard P. Nespola v. The Management Network Group, Inc. (now known as Cartesian, Inc.), against the Company with the American Arbitration Association. In the action, Mr. Nespola claimed, among other things, that the Company breached his employment agreement and an implied covenant of good faith and fair dealing by: (i) improperly deciding not to renew his employment agreement, and (ii) subsequently deciding to terminate his employment for cause.

On March 3, 2014, the arbitrator issued an interim award finding that Mr. Nespola's employment was terminated without cause and that Mr. Nespola was entitled to severance under his employment agreement. On July 14, 2014, the arbitrator issued a second interim award in this matter, finding that Mr. Nespola was entitled to: (1) a severance benefits award of $1,468,584; (2) attorneys’ fees and costs; and (3) pre-judgment interest.

On January 8, 2015, the arbitrator issued a final award awarding Mr. Nespola $1,677,832 in attorneys’ fees and costs, and on February 17, 2015, the arbitrator modified the final award as to attorneys’ fees and costs and changed it to $1,694,340. All amounts awarded under the Nespola action have been paid by the Company and the matter is fully resolved. See Note 11, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements included in Item 8 “Consolidated Financial Statements” of this report.

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

Our Common Stock is quoted on the NASDAQ Stock Market under the symbol CRTN. The high and low price per share for the Common Stock for the fiscal years ending January 3, 2015 and December 28, 2013, by quarter were as follows:

	High	Low
First quarter, fiscal year 2014	$5.02	$2.66
Second quarter, fiscal year 2014	$4.45	$3.80
Third quarter, fiscal year 2014	$4.65	$3.38
Fourth quarter, fiscal year 2014	$4.49	$3.37

	High	Low
First quarter, fiscal year 2013	$3.54	$2.22
Second quarter, fiscal year 2013	$3.19	$2.54
Third quarter, fiscal year 2013	$3.09	$2.55
Fourth quarter, fiscal year 2013	$3.14	$2.67

The above information reflects inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

As of March 20, 2015, there were approximately 28 holders of record of our Common Stock.

Holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available. To date, we have not paid any cash dividends on our Common Stock and do not expect to declare or pay any cash or other dividends in the foreseeable future.

During the year ended January 3, 2015, we did not sell any unregistered equity securities, except as previously disclosed in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

(c) ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about purchases by the Company (and its affiliated purchasers) during the quarter ended January 3, 2015, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

	Purchases of Equity Securities
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

October 26, 2014 through November 22, 2014	6,532	(1)	$3.91	-	$2,000,000

(1)	Shares withheld from a non-vested stock award that vested in November 2014 to settle the recipient’s income tax withholding obligation. As of January 3, 2015, there are 607,000 shares of non-vested restricted stock outstanding for which the award recipients may request shares to be withheld in the future to settle the recipients’ income tax withholding obligations.
(2)	On February 27, 2014, the Company announced that its Board of Directors had approved a common stock repurchase program under which the Company may repurchase up to $2 million of Company common stock through June 30, 2015. Under the program, repurchases may be made by the Company from time to time in the open market or through privately negotiated transactions depending on market conditions, share price and other factors. The stock repurchase program may be modified or discontinued at any time by the Board of Directors.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K. Statements included in this discussion that are not statements of current or historical information may constitute forward-looking statements. Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements of assumptions underlying such statements, and statements of the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future. Forward-looking statements can often be identified by the use of forward-looking terminology, such as "will be," "should," "could," "plan," "estimate," "intend," "continue," "believe," "may," "expect," "hope," "anticipate," "goal" or "forecast," variations thereof or similar expressions. Certain risks and uncertainties could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause a difference include, but are not limited to, our ability to successfully implement the strategic relationship with Elutions, conditions in the industry sectors that we serve, including the slowing of client decisions on proposals and project opportunities along with scope reduction of existing projects, overall economic and business conditions, including business and economic conditions in the countries in which we operate, our ability to retain the limited number of large clients that constitute a major portion of our revenues, our ability to protect client or Cartesian data or information systems from security breaches and cyber-attacks, technological advances and competitive factors in the markets in which we compete, volatility in foreign exchange rates and the factors identified in the Cautionary Statement Regarding Forward-Looking Information in Part I of this report. Other factors that we have not identified in this document could also have this effect. All forward-looking statements made in this Annual Report on Form 10-K are made as of the date hereof. We will not necessarily update the information in this Annual Report on Form 10-K if any forward-looking statement later turns out to be inaccurate.

We report our financial data on a 52/53-week fiscal year for reporting purposes. Fiscal year 2014 was composed of 53 weeks while fiscal year 2013 was composed of 52 weeks. For further discussion of our fiscal year-end, see Item 8, "Consolidated Financial Statements," Note 1 of the Notes to the Consolidated Financial Statements, "Organization and Summary of Significant Accounting Policies," contained herein.

OVERVIEW

Included in Item 1, "Business" is discussion that includes a general overview of our Business, Market Overview, Business Strategy, Services and Competition. The purpose of this executive overview is to complement the qualitative discussion of the Business from Item 1.

In the first quarter of fiscal year 2014, we internally reorganized to better align our go-to-market and service delivery capabilities and to maximize opportunities in serving telecommunications, media and technology customers. The three former operating segments within North America (North America Cable and Broadband, North America Telecom and Strategy) were integrated into one operating segment. The EMEA segment is a single reportable, operating segment. In addition, beginning in the first quarter of fiscal year 2014 management of our United Kingdom strategy practice has been moved from the United States to London and is now reflected in the EMEA segment. Furthermore, the Strategic Alliances reportable segment was added as a single, reportable segment that includes our world-wide commercial activities undertaken with third party service or solutions providers. The changes mentioned are reflected in the financial information that is provided to our chief operating decision maker.

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

Strategic alliance partnerships are a key element of our strategy. To complement our focus on leveraging our Ascertain software at the core of our offerings to build a more sustainable model, we also leverage third-party platforms. On February 25, 2014, we entered into a strategic alliance and Investment Agreement with Elutions, Inc., a provider of operational business intelligence solutions. With regard to the commercial relationship, Elutions is an established firm and a leading provider of smart building and smart asset management solutions for energy management. Elutions uniquely combines technology and expertise to enable a machine-to-machine automated control and optimization of commercial and technical sites in a manner that can deliver significant energy savings with existing building infrastructure by optimizing use. Elutions’ end-to-end solution includes web-enabled application software, wireless and wireline networking hardware, energy management bureau services and engineering and integration services. In the communications sector that we primarily serve, energy consumption is a large and often sub-optimized component of operating costs and an area that continues to escalate as service providers invest in areas like datacenters. We believe that, together with Elutions, our joint value proposition is compelling and involves energy savings combined with operational intelligence and improvement with limited investment combined with a rapid payback for our clients. We are currently Elutions’ exclusive partner with respect to certain prospective clients in the communications sector in North America and the UK. In the partnership, Cartesian is providing lead generation to Elutions, assisting with sales and marketing activities, priming contracts for Elutions with our clients, program managing the solution, and working with Elutions to deliver additional energy savings and operational benefits through the term of each customer managed service contract. Ultimately, Cartesian and Elutions intend to work jointly on evolving the product by utilizing joint software capabilities and capacities. This relationship potentially creates a new growth avenue for Cartesian that is closely adjacent to our skill sets and leverages our existing client relationships. See Note 2, Strategic Alliance and Investment by Elutions, Inc., in the Notes to the Consolidated Financial Statements included in Item 8, “Consolidated Financial Statements”, of this report for additional information.

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

Revenues are driven by the ability of our team to secure new project contracts and deliver those projects in a way that adds value to our clients in terms of return on investment or assisting clients to address a need or implement change. For fiscal 2014, revenues increased 29.4% to $71.7 million from $55.4 million for fiscal 2013, driven primarily by our EMEA segment which experienced an increase in project volumes. Our international revenues were approximately 52.4% of total revenues during fiscal 2014 as compared to 40.7% for fiscal 2013. Our revenues are denominated in multiple currencies and may be impacted by currency rate fluctuations.

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

Our gross margin was 37.1% for fiscal 2014 compared with 37.6% for fiscal 2013. In general, the most significant items that impact our margins include the mix of project types, utilization of personnel and competitive pricing decisions, including volume discounts.

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

Selling, general and administrative expenses were $27.5 million for fiscal 2014 compared to $22.8 million for fiscal 2013. Selling, general and administrative expenses during fiscal 2014 increased from fiscal 2013 primarily due to a $3.4 million increase in personnel related costs, including incentive compensation costs incurred as a result of $16.3 million of revenue growth and costs resulting from our investments in our strategic alliances business and our software platform to support our continued transformation toward increased technical solutions in our mix of business. We also incurred a $0.5 million increase in expenses related to the recently completed arbitration proceedings described in Note 11, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements included in Item 8 “Consolidated Financial Statements” of this report and a $0.4 million increase in realized and unrealized foreign exchange losses. As a percent of revenues, selling, general and administrative expenses during fiscal 2014 were 38.3% (35.6% excluding costs related to the recently completed arbitration proceedings), compared to 41.1% (38.5% excluding costs related to the recently completed arbitration proceedings) during fiscal 2013. We continue to evaluate selling, general and administrative expenses in an effort to maintain an appropriate cost structure relative to revenue levels.

Other expense for fiscal 2014 was $1,651,000 compared with other income of $4,000 for fiscal 2013. The large increase in other expense during fiscal 2014 as compared with fiscal 2013 was driven by amortization associated with the promissory note discount and certain transactions costs on the Elutions transaction which were expensed and interest expense associated with the promissory note issued as part of the Elutions transaction, offset partially by income related to the change in fair value of the warrants and the derivative liabilities embedded in the promissory note issued as part of the Elutions transaction. See Note 2, Strategic Alliance and Investment by Elutions, Inc., of the Notes to the Consolidated Financial Statements included in Item 8 “Consolidated Financial Statements” of this report.

During fiscal 2014, we recorded an income tax benefit of $1,121,000 while we recorded an income tax provision of $114,000 during fiscal 2013. In the second quarter of 2014, we concluded that it was appropriate to release the valuation allowance reserves against our international deferred tax assets due to the sustained positive operating performance of our UK operations and the availability of expected future taxable income. As a result, we recorded a $1.8 million income tax benefit related to the reversal of our deferred tax asset valuation allowance reserves. This benefit was offset partially by the generation of taxable income within the Company’s UK operations and deferred taxes recognized on goodwill amortized for income tax purposes but not for financial reporting purposes.

We recorded net losses of $1.4 million and $2.1 million for fiscal years 2014 and 2013, respectively. The decrease in net loss for fiscal 2014 was primarily due to our revenue growth, partially offset by the increased selling, general and administrative expenses and other expense identified above.

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

Impairment of Goodwill and Long-lived Assets - As of January 3, 2015, we had $8.0 million in goodwill, which is subject to periodic review for impairment. FASB ASC 350 "Intangibles-Goodwill and Other" requires an evaluation of indefinite-lived intangible assets and goodwill annually and whenever events or circumstances indicate that such assets may be impaired. We evaluate goodwill for impairment on an annual basis on the last day of the first fiscal month of the fourth fiscal quarter and whenever events or circumstances indicate that these assets may be impaired. The annual impairment test for fiscal year 2014 was performed as of October 25, 2014. The evaluation is conducted at the reporting unit level and compares the calculated fair value of the reporting unit to its book value to determine whether impairment has been deemed to occur. As of January 3, 2015, we had approximately $3.9 million and $4.1 million in goodwill allocated to the North America and EMEA reporting units, respectively. Any impairment charge would be based on the most recent estimates of the recoverability of the recorded goodwill. If the remaining book value assigned to goodwill in an acquisition is higher than the estimated fair value of the reporting unit, there is a requirement to write down these assets.

Fair value of our reporting units is determined using a combination of the income approach and the market approach. The income approach uses a reporting unit's projection of estimated cash flows discounted using a weighted-average cost of capital analysis that reflects current market conditions. We also consider the market approach to valuing our reporting units utilizing revenue and EBITDA multiples. We compare the results of our overall enterprise valuation as determined by the combination of the two approaches to our market capitalization. Based on the results of the annual step one impairment test, management concluded that there was no impairment of goodwill during fiscal years 2014 and 2013. As of the date of the annual impairment test for fiscal year 2014, the fair values of our North America and EMEA reporting units substantially exceeded their carrying value.

The following describes the significant management judgments related to these approaches and includes a sensitivity analysis with respect to those judgments (a sensitivity analysis is not included for the North America or EMEA reporting units due to the magnitude of the relative amount of fair value over carrying value):

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

Revenue Recognition - We recognize revenues from time and materials consulting contracts in the period in which our services are performed. We recognized $17.6 million and $17.7 million in revenues from time and materials contracts during fiscal years 2014 and 2013, respectively. In addition to time and materials contracts, our other types of contracts include fixed fee contracts. We recognize revenues on milestone or deliverables-based fixed fee contracts and time and materials contracts not to exceed contract price using the percentage of completion-like method described by FASB ASC 605-35, "Revenue Recognition - Construction-Type and Production-Type Contracts". For fixed fee contracts where services are not based on providing deliverables or achieving milestones, we recognize revenues on a straight-line basis over the period during which such services are expected to be performed. During the fiscal years 2014 and 2013, we recognized $54.1 million and $37.7 million, respectively, in revenues on fixed fee contracts. In connection with some fixed fee contracts, we receive payments from customers that exceed recognized revenues. We record the excess of receipts from customers over recognized revenue as deferred revenue. Deferred revenue is classified as a current liability to the extent it is expected to be earned within twelve months from the date of the balance sheet.

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

We also develop, install and support customer software in addition to our traditional consulting services. We recognize revenues in connection with our software sales agreements under FASB ASC 985-605, “Software – Revenue Recognition” utilizing the percentage of completion-like method described in FASB ASC 605-35. These agreements include software right-to-use licenses ("RTU's") and related customization and implementation services. Due to the long-term nature of software implementation and the extensive software customization based on normal customer specific requirements, both the RTU’s and implementation services are treated as a single element for revenue recognition purposes.

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

Fair Value Measurement - We utilize the methods of fair value measurement as described in FASB ASC 820, “Fair Value Measurements” to value our financial assets and liabilities, including the financial instruments issued in connection with the Elutions investment agreement. As defined in FASB ASC 820, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, FASB ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in our assessment of fair value.

Accounting for Income Taxes - Accounting for income taxes requires significant estimates and judgments on the part of management. Such estimates and judgments include, but are not limited to, the effective tax rate anticipated to apply to tax differences that are expected to reverse in the future, the sufficiency of taxable income in future periods to realize the benefits of net deferred tax assets and net operating losses currently recorded and the likelihood that tax positions taken in tax returns will be sustained on audit. We account for income taxes in accordance with FASB ASC 740 "Income Taxes." As required by FASB ASC 740, we record deferred tax assets or liabilities based on differences between financial reporting and tax basis of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. FASB ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of January 3, 2015, cumulative valuation allowances in the amount of $32.1 million were recorded in connection with domestic net deferred income tax assets.

Beginning in the third quarter of 2009, we maintained a full valuation allowance against both our domestic and international deferred tax assets, having determined it was more likely than not that the deferred tax assets would not be realized. The determination of recording and releasing valuations allowances against deferred tax assets is made, in part, pursuant to our assessment as to whether it is more likely than not that we will generate sufficient future taxable income against which benefits of the deferred tax assets may or may not be realized. Significant judgment is required in making estimates regarding our ability to generate income in future periods. We continued to maintain full valuation allowances on our domestic and international deferred tax assets through the first quarter of 2014 as there was insufficient positive evidence to overcome the substantial negative evidence of cumulative losses in periods preceding 2014.

In the second quarter of 2014, we reached the conclusion that it was appropriate to release the valuation allowance reserves against our international deferred tax assets due to the sustained positive operating performance of our UK operations and the availability of expected future taxable income. We achieved a cumulative three-year positive pre-tax book income position within our UK operations. We also considered forecasts of future operating results and utilization of our UK net operating losses, which do not expire. As a result, we recorded a $1.8 million reversal of our deferred tax asset valuation allowance reserves in the second quarter of 2014 after determining it was more likely than not that our international deferred tax assets would be realized. However, as mentioned above, a full valuation allowance remains in place for our domestic deferred tax assets at January 3, 2015.

As required by FASB ASC 740, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the guidance. Pursuant to FASB ASC 740, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As of January 3, 2015, we have no recorded liability for unrecognized tax benefits.

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

Research and Development and Software Development Costs - Software development costs are accounted for in accordance with FASB ASC 985-20, “Software - Costs of Software to Be Sold, Leased, or Marketed” and FASB ASC 350-40, “Intangibles - Goodwill and Other - Internal-Use Software.” Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. We capitalize development costs incurred during the period between the establishment of technological feasibility and the release of the final product to customers if such costs are material. In addition, we capitalize software development costs for internal use software that we do not intend to market to third parties but use to deliver services. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, the date technological feasibility is reached, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. During fiscal years 2014 and 2013, $1,020,000 and $525,000, respectively, of these costs were expensed as incurred. During fiscal year 2014, $473,000 of internal use software development costs were capitalized. No software development costs were capitalized during fiscal year 2013.

Inventory – In accordance with the provisions of FASB ASC 330, “Inventory,” our inventory is stated at the lower of cost, using the first-in, first-out (FIFO) method, or fair value. As of January 3, 2015, we had $3.0 million in inventory, all of which was finished goods. All inventory was purchased from Elutions, Inc., which owns more than five percent of the outstanding shares of our common stock. See Note 2, Strategic Alliance and Investment by Elutions, Inc., in the Notes to the Consolidated Financial Statements included in Item 8, “Consolidated Financial Statements”, of this report. Provisions for estimated excess and obsolete inventory may be recorded based on reviews of inventory quantities on hand and the latest forecasts of product demand and inventory utilization requirements from customers. There was no provision for estimated excess or obsolete inventory as of January 3, 2015.

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

For non-vested, service-based stock awards, compensation is recognized based on achievement of service conditions alone. The fair value of the awards is determined based on the market value of the underlying stock at the grant date. Expense for the awards ultimately expected to vest is recognized on a graded vesting schedule over the vesting period. See Note 4, Share-based Compensation, in the Notes to the Consolidated Financial Statements included in Item 8, “Consolidated Financial Statements”, of this report.

RECENT ACCOUNTING PRONOUNCEMENTS

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

RESULTS OF OPERATIONS

FISCAL 2014 COMPARED TO FISCAL 2013

REVENUES

Revenues increased $16.3 million, or 29.4%, to $71.7 million for fiscal year 2014 from $55.4 million for fiscal year 2013. The increase in revenues was primarily related to our EMEA segment which experienced an increase in project volumes.

North America Segment - North America segment revenues increased $2.0 million or 5.9%, to $34.7 million for fiscal year 2014 from $32.7 million for fiscal year 2013. During fiscal year 2014, this segment provided services on 151 customer projects, compared to 133 projects performed in fiscal year 2013. Average revenue per project was $230,000 and $246,000 for fiscal years ended January 3, 2015 and December 28, 2013, respectively. Revenues recognized in connection with fixed price engagements totaled $26.7 million and $20.8 million, representing 76.9% and 63.6% of total revenues of the segment, for the fiscal years ended January 3, 2015 and December 28, 2013, respectively. There were no revenues from software licensing during both fiscal 2014 and 2013.

EMEA Segment - EMEA segment revenues increased 63.3% to $37.0 million for the fiscal year ended January 3, 2015 from $22.7 million for the fiscal year ended December 28, 2013. The increase in revenues was primarily related to an increase in demand for consulting and solutioning services. During fiscal years 2014 and 2013, this segment provided services on 307 and 240 customer projects, respectively. Average revenue per project was approximately $117,000 and $84,000, respectively, for the fiscal years ended January 3, 2015 and December 28, 2013. Revenues from post-contract support services were approximately $1.2 million and $2.3 million for fiscal years 2014 and 2013, respectively. Revenues from post-contract related support services declined in the current period from the prior year due primarily to a negotiated reduction in support services at a Tier 1 media and telecommunications customer as part of a $15 million three-year take-or-pay contract for consulting and solutioning services. Software licensing revenues were immaterial in fiscal 2014 and 2013.

Strategic Alliances - Strategic Alliances segment revenues were immaterial for fiscal 2014 while no revenues were generated during fiscal 2013.

COST OF SERVICES

Cost of services increased 30.6% to $45.1 million for fiscal year 2014 compared to $34.5 million for fiscal year 2013. Our gross margin was 37.1% for fiscal year 2014, compared to 37.6% for fiscal year 2013. Exclusive of costs not allocated to segments, cost of services during fiscal year 2014 were $20.1 million and $24.4 million in our North America and EMEA segments, respectively. Cost of services during fiscal year 2013 were $20.5 million and $14.0 million in our North America and EMEA segments, respectively. Our North America segment gross margin was 42.1% for fiscal year 2014 compared to 37.5% for fiscal year 2013. The increase in gross margin in fiscal 2014 as compared to fiscal 2013 in our North America segment is primarily due to an increase in the volume of fixed price engagements in our mix of projects, including more strategy and solutioning engagements. Our EMEA segment gross margin was 34.0% for fiscal year 2014 compared to 37.9% for fiscal year 2013. The decrease in gross margin in the EMEA segment is primarily related to increased utilization of third-party consultants to deliver client projects and large commitment contracts with volume pricing. For our Strategic Alliances segment, cost of services were immaterial for fiscal 2014 while no cost of services were incurred during fiscal 2013.

OPERATING EXPENSES

Selling, general and administrative expenses increased 20.6% to $27.5 million for fiscal year 2014, compared to $22.8 million for fiscal year 2013. The increase in selling, general and administrative expenses in fiscal 2014 is primarily due to a $3.4 million increase in payroll related costs, including the expansion of our strategic alliance business and research and development teams, and increased incentive compensation attributed to our revenue growth, a $0.5 million increase in expenses related to the recently completed arbitration proceedings described in Note 11, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements included in Item 8 “Consolidated Financial Statements” of this report and a $0.4 million increase in realized and unrealized exchange losses. As a percent of revenues, selling, general and administrative expenses during fiscal 2014 were 38.3% (35.6% excluding the recently completed arbitration proceedings), compared to 41.1% (38.5% excluding the recently completed arbitration proceedings) during fiscal 2013.

OTHER INCOME AND EXPENSE

Other expense for fiscal 2014 was $1,651,000 compared to other income of $4,000 for fiscal 2013. The large increase in other expense during fiscal 2014 as compared with fiscal 2013 was driven by amortization associated with the promissory note discount and certain transactions costs on the Elutions transaction which were expensed and interest expense associated with the promissory note issued as part of the Elutions transaction, offset partially by income related to the change in fair value of the warrants and the derivative liabilities embedded in the promissory note issued as part of the Elutions transaction. See Note 2, Strategic Alliance and Investment by Elutions, Inc., of the Notes to the Consolidated Financial Statements included in Item 8 “Consolidated Financial Statements” of this report.

INCOME TAXES

During the fiscal year ended January 3, 2015 we recorded an income tax benefit of $1,121,000 compared to an income tax provision of $114,000 for the fiscal year ended December 28, 2013. The income tax benefit for fiscal 2014 was primarily related to a $1,849,000 benefit recognized in connection with the release of the valuation allowance on our international deferred income tax assets partially offset by the generation of taxable income within our UK operations and deferred taxes recognized on goodwill amortized for income tax purposes but not for financial reporting purposes. The income tax provision for fiscal 2013 was related exclusively to deferred taxes recognized on goodwill amortized for income tax purposes but not for financial reporting purposes. For fiscal 2014, we recorded no income tax benefit related to our domestic pre-tax losses while no income tax benefit related to both our domestic and international pre-tax losses was recorded during fiscal 2013, in accordance with the provisions of FASB ASC 740, "Income Taxes", which requires an estimation of our ability to use recorded deferred income tax assets. We currently have recorded a valuation allowance against all domestic deferred income tax assets generated due to uncertainty about their ultimate realization as a result of our history of domestic operating losses. If we continue to report net operating losses for financial reporting in our domestic operations, no additional tax benefit would be recognized for those losses, since we will not have accumulated enough positive evidence to support our ability to utilize the net operating loss carry-forwards in the future.

OPERATING LOSS AND NET LOSS

We recorded operating losses of $881,000 and $1,942,000 for fiscal year 2014 and fiscal year 2013, respectively, and net losses of $1,411,000 and $2,052,000 for fiscal year 2014 and fiscal year 2013, respectively. The decrease in net loss for fiscal 2014 was primarily due to our revenue growth, partially offset by the increased selling, general and administrative expenses and other expense identified above.

STATEMENT REGARDING NON-GAAP FINANCIAL MEASUREMENT

In addition to loss from operations on a GAAP basis and net loss and net loss per share on a GAAP basis, Cartesian’s management uses the non-GAAP financial measures, "Non-GAAP adjusted income from operations" and "non-GAAP adjusted net income," in its evaluation of our performance, particularly when comparing performance to the prior year's period. These non-GAAP measures contain certain non-GAAP adjustments which are described in the following schedule entitled "Reconciliation of GAAP Net Loss to Non-GAAP Adjusted Net Income and GAAP Loss from Operations to Non-GAAP Adjusted Income from Operations." In making these non-GAAP adjustments, we take into account certain non-cash expenses and benefits, including tax effects as applicable, and the impact of certain items that are generally not expected to be on-going in nature or that are unrelated to our core operations. Management believes the exclusion of these items provides a useful basis for evaluating underlying business performance, but should not be considered in isolation and is not in accordance with, or a substitute for, evaluating our performance utilizing GAAP financial information. We believe that providing such adjusted results allows investors and other users of our financial statements to better understand our comparative operating performance for the periods presented. Our non-GAAP measures may differ from similar measures by other companies, even if similar terms are used to identify such measures. Although management believes the non-GAAP financial measures are useful in evaluating the performance of our business, we acknowledge that items excluded from such measures have a material impact on our loss from operations and net loss and net loss per share calculated in accordance with GAAP. Therefore, management uses non-GAAP measures in conjunction with GAAP results. Investors and other users of our financial information should also consider the above factors when evaluating our results.

CARTESIAN, INC

RECONCILIATION OF GAAP NET LOSS TO NON-GAAP ADJUSTED NET INCOME AND GAAP LOSS FROM OPERATIONS TO NON-GAAP ADJUSTED INCOME FROM OPERATIONS

(unaudited)

(in thousands, except per share data)

	Fifty-three	Fifty-two Weeks
	Weeks Ended	Ended
	January 3,	December 28,
	2015	2013

Reconciliation of GAAP loss from operations to non-GAAP adjusted income from operations:

GAAP loss from operations	$(881)	$(1,942)

Depreciation	628	670
Non-cash share based compensation expense	1,057	737
Accrued executive severance and related costs	1,943	1,491
Foreign currency exchange loss on note payable	152	-
Adjustments to GAAP loss from operations	3,780	2,898

Non-GAAP adjusted income from operations	$2,899	$956

Reconciliation of GAAP net loss to non-GAAP adjusted net income:

GAAP net loss	$(1,411)	$(2,052)

Depreciation	628	670
Non-cash share based compensation expense	1,057	737
Accrued executive severance and related costs	1,943	1,491
Discount on note payable and transaction costs	1,610	-
Change in fair value of derivative liabilities	(159)	-
Foreign currency exchange loss on note payable	152	-
Tax effect of applicable non-GAAP adjustments (1)	13	114
Adjustments to GAAP net loss	5,244	3,012

Non-GAAP adjusted net income	$3,833	$960

Reconciliation of GAAP net loss per diluted common share to non-GAAP adjusted net income per diluted common share:

GAAP net loss per diluted common share (2)	$(0.18)	$(0.28)

Depreciation	0.08	0.09
Non-cash share based compensation expense	0.13	0.10
Accrued executive severance and related costs	0.25	0.20
Discount on note payable and transaction costs	0.20	-
Change in fair value of derivative liabilities	(0.02)	-
Foreign currency exchange loss on note payable	0.02	-
Tax effect of applicable non-GAAP adjustments (1)	0.00	0.02
Adjustments to GAAP net loss per diluted common share	0.66	0.41

Non-GAAP adjusted net income per diluted common share	$0.48	$0.13

Weighted average shares used in calculation of Non-GAAP adjusted net income per diluted common share (2)	8,019	7,203

(1)	The Company calculated the tax effect of non-GAAP adjustments by applying an applicable estimated jurisdictional tax rate to each specific non-GAAP item after consideration of the Company's valuation allowance.
(2)	The Company uses weighted average diluted common shares including the dilutive effect of stock options, non-vested shares and warrants in the calculation of GAAP net loss per diluted common share in this reconciliation in order to reconcile to Non-GAAP adjusted net income per diluted common share.

LIQUIDITY AND CAPITAL RESOURCES

Net cash (used in) provided by operating activities was $(4.7) million and $2.1 million for fiscal years 2014 and 2013, respectively. Cash flows provided by (used in) our results of operations after adding back non-cash items to our net loss (and excluding changes in working capital) were $0.3 million and $(0.6) million for fiscal years 2014 and 2013, respectively. During fiscal 2014, increases in net working capital (other than cash) decreased cash from operating activities by $4.9 million while decreases in net working capital (other than cash) increased cash from operating activities by $2.7 million during fiscal 2013. Changes in net working capital other than cash during fiscal year 2014 were primarily due to the purchase of inventory and increases in accounts receivable. Changes in net working capital other than cash during fiscal year 2013 were primarily due to a decrease in accounts receivable and an increase in accounts payable and accrued severance liability, offset partially by an increase in prepaid and other assets.

Net cash used in investing activities was $0.9 million and $0.5 million for fiscal years 2014 and 2013, respectively. The net cash used in investing activities during both fiscal years 2014 and 2013 related exclusively to the purchase of office equipment, software and computer equipment.

Net cash provided by (used in) financing activities was $5,153,000 and $(1,000) for fiscal years 2014 and 2013, respectively. Cash provided by financing activities during fiscal year 2014 was driven by a cash infusion of $5,269,000 related to the issuance of a note payable and common stock in connection with the Elutions transaction. The net cash used in financing activities during fiscal year 2013 related to $44,000 used to repurchase common stock for employee income tax withholding offset by $43,000 received for stock purchases made under the Employee Stock Purchase Plan.

At January 3, 2015, we had approximately $13.0 million in cash and cash equivalents and $17.6 million in net working capital. At January 3, 2015, $10.3 million of our cash and cash equivalents were denominated in British pounds sterling, which we would be able to repatriate, if needed, without any negative U.S. income tax consequences, and we intend to reinvest these funds in our UK operations indefinitely. We believe we have sufficient cash and cash equivalents to meet anticipated cash and working capital requirements, including anticipated capital expenditures for at least the next 12 months. Furthermore, based on an analysis of our investments classified as cash equivalents, we do not believe that we have any material risk related to the liquidity or valuation of these investments, nor do we believe that we have any material counterparty credit risk related to these investments. Should our cash and cash equivalents prove insufficient, we may need to obtain new debt or equity financing to support our operations or complete acquisitions. If we need to obtain new debt or equity financing to support our operations or complete acquisitions in the future, we may be unable to obtain debt or equity financing on reasonable terms. We have established a flexible model that provides a lower fixed cost structure than most consulting firms, enabling us to scale operating cost structures more quickly based on market conditions, although there is a lag in time required to scale the business appropriately if revenues are reduced. Our strong balance sheet has enabled us to make acquisitions and related investments in intellectual property and businesses we believe are enabling us to capitalize on the current transformation of the industry; however, if demand for our consulting services is reduced and we experience negative cash flow, we could experience liquidity challenges at some point in the future.

During fiscal 2014, we entered into an agreement with a third-party financial institution under which we can selectively elect to transfer to the financial institution accounts receivable with one of our largest, international customers on a non-recourse basis.  This agreement gives us optionality to convert outstanding accounts receivable to cash at what we believe is a very attractive discount rate. As of January 3, 2015, $6.4 million of accounts receivable have been transferred pursuant to this agreement.

On February 25, 2014, we entered into an Investment Agreement with Elutions, a provider of operational business intelligence solutions. Under the Investment Agreement, among other things, we agreed to issue and sell shares of common stock to Elutions and the parties agreed that a subsidiary of Elutions would loan funds to a subsidiary of Cartesian. On March 18, 2014, the Company and Elutions completed the closing of the transactions contemplated under the Investment Agreement. At the Closing, we issued and sold 609,756 shares of common stock to Elutions at a price of $3.28 per share, for an aggregate purchase price of $2.0 million and our subsidiary, Cartesian Limited, issued a non-convertible promissory note payable to Elutions Capital Ventures S.à r.l, a subsidiary of Elutions, in an aggregate original principal amount of $3.3 million. The promissory note bears interest at the rate of 7.825% per year, payable monthly, and matures on March 18, 2019. The promissory note may be called by the holder at any time. See the Investment Agreement incorporated by reference as Exhibit 10.23 to this report.

FINANCIAL COMMITMENTS

As described in the Company’s discussion of liquidity and capital resources above, on March 18, 2014 the Company’s subsidiary, Cartesian Limited, issued a non-convertible promissory note in the amount of $3.3 million as part of the Investment Agreement with Elutions. The promissory note may be called by the holder at any time and may be prepaid by Cartesian Limited after 18 months if the trading price of the Company's common stock exceeds $5.50 per share for a specified period of time and may be prepaid by Cartesian Limited at any time after 30 months. Upon occurrence of an event of default, the Note would bear interest at 9.825% per year and could be declared immediately due and payable. See the Investment Agreement incorporated by reference as Exhibit 10.23 to this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cartesian, Inc,

Overland Park, Kansas

We have audited the accompanying consolidated balance sheets of Cartesian, Inc. and subsidiaries (the "Company") as of January 3, 2015 and December 28, 2013, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the 53-week period ended January 3, 2015 and the 52-week period ended December 28, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cartesian, Inc. and subsidiaries as of January 3, 2015 and December 28, 2013, and the results of their operations and their cash flows for the 53-week periods ended January 3, 2015 and the 52-week period ended December 28, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri

April 3, 2015

CARTESIAN, INC.

CONSOLIDATED BALANCE SHEETS

	January 3, 2015	December 28, 2013
	(In thousands, except share data)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,999	$13,780
Receivables:
Accounts receivable — billed & unbilled	13,671	11,864
Less: Allowance for doubtful accounts	(144)	(148)

Net receivables	13,527	11,716
Inventory	3,000	-
Prepaid and other current assets	1,747	1,751

Total current assets	31,273	27,247

NONCURRENT ASSETS:
Property and equipment, net	1,292	1,202
Goodwill	8,015	8,225
Deferred income tax assets	1,085	-
Other noncurrent assets	611	150

Total Assets	$42,276	$36,824

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$1,806	$2,036
Current borrowings	3,269	-
Liability for derivatives	337	-
Accrued payroll, bonuses and related expenses	3,899	4,249
Accrued severance liability and related costs	1,694	1,491
Deferred revenue	1,665	591
Other accrued liabilities	986	1,631

Total current liabilities	13,656	9,998

NONCURRENT LIABILITIES:
Deferred income tax liabilities	722	586
Deferred revenue	330	-
Other noncurrent liabilities	151	342

Total noncurrent liabilities	1,203	928

Commitments and contingencies (Note 11)
STOCKHOLDERS' EQUITY:
Common stock:
Voting — $.005 par value, 20,000,000 shares authorized; 9,259,562 (including 472,782 treasury shares) and 8,491,382 (including 454,760 treasury shares) shares issued as of January 3, 2015 and December 28, 2013, respectively; 8,786,780 and 8,036,622 shares outstanding as of January 3, 2015 and December 28, 2013, respectively	46	42
Preferred stock — $.001 par value, 2,000,000 shares authorized; no shares issued or outstanding
Additional paid-in capital	181,829	178,054
Accumulated deficit	(146,207)	(144,796)
Treasury stock, at cost	(3,656)	(3,589)
Accumulated other comprehensive income —
Foreign currency translation adjustment	(4,595)	(3,813)

Total stockholders' equity	27,417	25,898

Total Liabilities and Stockholders' Equity	$42,276	$36,824

See notes to consolidated financial statements.

CARTESIAN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Fifty-Three Weeks Ended January 3, 2015	Fifty-Two Weeks Ended December 28, 2013
	(in thousands, except share data)

Revenues	$71,675	$55,371
Cost of services (includes non-cash share-based compensation of $2 for the year ended January 3, 2015)	45,088	34,529
Gross Profit	26,587	20,842
Selling, general and administrative expenses (includes non-cash share-based compensation expense of $1,055 and $737, respectively)	27,468	22,784
Loss from operations	(881)	(1,942)
Other (expense) income:
Interest (expense) income, net	(200)	4
Discount on note payable and transaction costs	(1,610)	-
Change in fair value of warrants and derivative liabilities	159	-
Total other (expense) income	(1,651)	4
Loss before income taxes	(2,532)	(1,938)
Income tax benefit (provision)	1,121	(114)
Net loss	(1,411)	(2,052)
Other comprehensive loss:
Foreign currency translation adjustment	(782)	203
Comprehensive loss	$(2,193)	$(1,849)

Net loss per common share
Basic and diluted	$(0.18)	$(0.29)

Weighted average shares used in calculation of net loss per common share
Basic and diluted	7,800	7,131

See notes to consolidated financial statements.

CARTESIAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	January 3,	December 28,
	2015	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,411)	$(2,052)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	628	670
Share-based compensation expense	1,057	737
Deferred tax (benefit) expense	(1,121)	114
Discount on note payable	1,265	-
Change in fair value of warrants and derivative liabilities	(159)	-
Other	-	(75)
Other changes in operating assets and liabilities:
Accounts receivable, net	(2,121)	1,261
Prepaid and other assets	(408)	(999)
Trade accounts payable	(140)	1,008
Deferred revenue	1,138	(26)
Inventory	(3,000)	-
Accrued severance liability and related costs	204	1,491
Accrued liabilities	(619)	(78)

Net cash (used in) provided by operating activities	(4,687)	2,051

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(866)	(525)

Net cash used in investing activities	(866)	(525)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(67)	(44)
Borrowing on note payable	3,269	-
Issuance of common stock	2,118	43
Equity issuance costs	(167)	-

Net cash provided by (used in) financing activities	5,153	(1)

Effect of exchange rate on cash and cash equivalents	(381)	78

Net (decrease) increase in cash and cash equivalents	(781)	1,603
Cash and cash equivalents, beginning of period	13,780	12,177
Cash and cash equivalents, end of period	$12,999	$13,780

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$206	$-
Accrued property and equipment additions	$1	$136
Leasehold improvements acquired through lease incentive	$-	$113

See notes to consolidated financial statements.

CARTESIAN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock $.005 Par Voting		Additional Paid In	Accumulated	Treasury	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Stock	Income	Total
	(In thousands, except share data)
Balance, December 29, 2012	7,667,708	$38	$177,278	$(142,744)	$(3,545)	$(4,016)	$27,011
Shares issued for employee stock purchase plan	23,674		43				43
Non-vested stock grants	800,000	4	(4)				-
Purchases of treasury stock					(44)		(44)
Share-based compensation expense			737				737
Other comprehensive income — Foreign currency translation adjustment						203	203
Net loss				(2,052)			(2,052)

Balance, December 28, 2013	8,491,382	$42	$178,054	$(144,796)	$(3,589)	$(3,813)	$25,898

Shares issued for employee stock purchase plan	51,133		117				117
Non-vested stock grants	121,000	1	(1)				-
Non-vested stock forfeitures	(13,709)						-
Purchases of treasury stock					(67)		(67)
Share-based compensation expense			1,057				1,057
Shares issued for investment agreement	609,756	3	1,729				1,732
Warrants issued for investment agreement			1,040				1,040
Equity issuance costs			(167)				(167)
Other comprehensive income — Foreign currency translation adjustment						(782)	(782)
Net loss				(1,411)			(1,411)

Balance, January 3, 2015	9,259,562	$46	$181,829	$(146,207)	$(3,656)	$(4,595)	$27,417

See notes to consolidated financial statements.

CARTESIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - On June 18, 2014, stockholders of The Management Network Group, Inc. approved a proposal to change the name of The Management Network Group, Inc. to Cartesian, Inc. (“Cartesian” or the “Company”). Cartesian was founded in 1990 as a management consulting firm specializing in providing consulting services to the converging communications industry and the financial services firms that support it. A majority of the Company's revenues are from customers in the United States, United Kingdom, and Western Europe. Cartesian's corporate offices are located in Overland Park, Kansas.

Principles of Consolidation - The consolidated financial statements include the accounts of Cartesian and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Name of Subsidiary	Date Formed/Acquired
TMNG Europe Ltd. ("TMNG Europe")	March 19, 1997
TMNG Canada Ltd.	May 14, 1998
TMNG.com, Inc.	June 18, 1999
TMNG Marketing, LLC	September 5, 2000
TMNG Technologies, Inc.	August 27, 2001
Cambridge Strategic Management Group, Inc. ("CSMG")	March 6, 2002
Cambridge Adventis Ltd.	March 17, 2006
Cartesian Ltd. ("Cartesian Limited")	January 2, 2007
RVA Consulting, LLC ("RVA")	August 3, 2007
TWG Consulting, Inc.	October 5, 2007

Fiscal Year - The Company reports its operating results on a 52/53-week fiscal year basis. The fiscal year end is determined as the Saturday ending nearest December 31. The fiscal year ended January 3, 2015 is a 53-week fiscal year and was comprised of three 13-week quarters with the fourth quarter comprised of 14 weeks. The fiscal year ended December 28, 2013 included 52 weeks of operating results and consisted of four equal 13-week quarters. The fiscal years ended January 3, 2015 and December 28, 2013 are referred to herein as fiscal years 2014 and 2013, respectively.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. As described in further detail below, significant estimates include the estimates of costs to complete used to recognize revenues on fixed fee contracts, estimates utilized in measuring the fair value of the Company’s reporting units with goodwill, estimates for fair value on Elutions, Inc. (“Elutions”) instruments, estimates used to determine the ultimate realization of deferred tax assets and estimates used to determine the recoverability of deferred contract costs.

Revenue Recognition - The Company recognizes revenue from time and materials consulting contracts in the period in which its services are performed. In addition to time and materials contracts, the Company also has fixed fee contracts. The Company recognizes revenues on milestone or deliverables-based fixed fee contracts and time and materials contracts not to exceed contract price using the percentage of completion-like method described by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 605-35," Revenue Recognition - Construction-Type and Production-Type Contracts." For fixed fee contracts where services are not based on providing deliverables or achieving milestones, the Company recognizes revenue on a straight-line basis over the period during which such services are expected to be performed. In connection with some fixed fee contracts, the Company may receive payments from customers that exceed revenues up to that point in time. The Company records the excess of receipts from customers over recognized revenue as deferred revenue. Deferred revenue is classified as a current liability to the extent it is expected to be earned within twelve months from the date of the balance sheet.

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

Fair Value Measurement - The Company utilizes the methods of fair value measurement as described in FASB ASC 820, “Fair Value Measurements” to value its financial assets and liabilities, including the financial instruments issued in connection with the Elutions investment agreement. As defined in FASB ASC 820, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, FASB ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

Cash and Cash Equivalents - Cash and cash equivalents include cash on hand, money market investments and short-term investments with original maturities of three months or less when purchased. The carrying amounts of cash and cash equivalents approximates its fair value because of their relatively short-term maturities.

Property and Equipment - Property and equipment are stated at cost or acquisition date fair value less accumulated depreciation. Maintenance and repairs are charged to expense as incurred. Depreciation is based on the estimated useful lives of the assets and is computed using the straight-line method, and capital leases, if any, are amortized on a straight-line basis over the life of the lease. Asset lives range from three to seven years for furniture and fixtures, software and computer equipment. Leasehold improvements are capitalized and amortized over the life of the lease or useful life of the asset, whichever is shorter. The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets might not be recoverable in accordance with the provisions of FASB ASC 360, "Property, Plant and Equipment.” No impairments were identified in any period presented.

Managed Services Implementation Revenues and Costs - Managed service arrangements provide for the delivery of a software or technology-based solution to clients over a period of time without the transfer of a license or a software sale to the customer. For long-term managed service agreements, implementation efforts are often necessary to develop the software utilized to deliver the managed service. Costs of such implementation efforts may include internal and external costs for coding or customizing systems and costs for conversion of client data. The Company may invoice its clients for implementation fees at the go-live date of the underlying software. Lump sum implementation fees received from clients are initially deferred and recognized on a pro-rata basis as services are provided. Specific, incremental and direct costs of implementation incurred prior to the services going live are deferred pursuant to FASB ASC 605-35-25 and amortized over the period that the related ongoing services revenue is recognized to the extent that the Company believes the recoverability of the costs from the contract is probable. If a client terminates a managed services arrangement prior to the end of the contract, a loss on the contract may be recorded, if applicable, and any remaining deferred implementation revenues and costs would then be recognized into earnings generally over the remaining service period through the termination date. During the fiscal years ended January 3, 2015 and December 28, 2013, deferred implementation costs related to managed service contracts were $1,119,000 and $560,000, respectively.

Research and Development and Software Development Costs - Software development costs are accounted for in accordance with FASB ASC 985-20, "Software - Costs of Software to Be Sold, Leased, or Marketed" and FASB ASC 350-40, “Intangibles - Goodwill and Other - Internal-Use Software.” Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. The Company capitalizes development costs incurred during the period between the establishment of technological feasibility and the release of the final product to customers if such costs are material. In addition, the Company capitalizes software development costs for internal use software that it does not intend to market to third parties but uses to deliver services. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, the date technological feasibility is reached, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. During fiscal years 2014 and 2013, $1,020,000 and $525,000, respectively, of these costs were expensed as incurred. During fiscal year 2014, $473,000 of internal use software development costs were capitalized. No software development costs were capitalized during fiscal year 2013.

Goodwill - The Company accounts for goodwill in accordance with the provisions of FASB ASC 350, "Intangibles-Goodwill and Other." Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations accounted for as purchases. The Company evaluates goodwill for impairment on an annual basis on the last day of the first fiscal month of the fourth fiscal quarter and whenever events or circumstances indicate that these assets may be impaired. The annual impairment test for fiscal year 2014 was performed as of October 25, 2014. The Company determines impairment by comparing the net assets of each reporting unit to its respective fair value. In the event a reporting unit's carrying value exceeds its fair value, an indication exists that the reporting unit goodwill may be impaired. In this situation, the Company must determine the implied fair value of goodwill by assigning the reporting unit's fair value to each asset and liability of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is measured by the difference between the goodwill carrying value and the implied fair value.

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

Foreign Currency Transactions and Translation - Cartesian Ltd. and the international operations of Cambridge Strategic Management Group, Inc. conduct business primarily denominated in their respective local currency, which is their functional currency. Assets and liabilities have been translated to U.S. dollars at the period-end exchange rates. Revenues and expenses have been translated at exchange rates which approximate the average of the rates prevailing during each period. Translation adjustments are reported as a separate component of accumulated other comprehensive loss in the Consolidated Statements of Stockholders' Equity. Accumulated other comprehensive loss resulting from foreign currency translation adjustments totaled $4.6 million and $3.8 million, respectively as of January 3, 2015 and December 28, 2013, and is included in Total Stockholders’ Equity in the Consolidated Balance Sheets. Assets and liabilities denominated in other than the functional currency of a subsidiary are re-measured at rates of exchange on the balance sheet date. Resulting gains and losses on foreign currency transactions are included in the Company’s results of operations. Realized and unrealized exchange losses included in the results of operations during fiscal 2014 were $349,000 while realized and unrealized exchange gains included in the results of operations during fiscal 2013 were $15,000.

Derivative Financial Instruments - There were no open foreign currency forward contracts as of January 3, 2015 or December 28, 2013. The Company may use forward contracts to provide an economic hedge against fluctuations in accounts receivable denominated in currencies other than its functional currencies, but has not designated such contracts as hedges for accounting purposes. The Company utilizes valuation models for foreign currency forward contracts that rely exclusively on Level 2 inputs, as defined by FASB ASC 820, Fair Value Measurement and Disclosures. Gains and losses on foreign currency forward contracts are included in selling, general and administrative expenses in the Consolidated Statement of Operations and Comprehensive Loss. The change in fair value of foreign currency contracts was not material to the Company's results of operations or financial position for fiscal year 2014 or 2013. Fair value accounting requires bifurcation of certain embedded derivative instruments in certain debt or equity instruments, and measurement at their fair value for accounting purposes.  A holder redemption feature embedded in the Company’s note payable was evaluated and it was determined that the holder redemption feature should be bifurcated from its host instrument and accounted for as a freestanding derivative. See Note 2. Strategic Alliance and Investment by Elutions, Inc. for a discussion of this embedded derivative.

Share-Based Compensation - The Company accounts for stock based compensation using the provisions of FASB ASC 718, "Compensation-Stock Compensation" and the SEC's Staff Accounting Bulletin No. 110 ("SAB No. 110") which require the measurement and recognition of compensation expense for all share-based payment awards based on estimated fair values. The Company values its stock options using the Black-Scholes model to determine fair value. See Note 4, Share-Based Compensation.

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

In accordance with the provisions of FASB ASC 260, "Earnings per Share," the Company uses the treasury stock method for calculating the dilutive effect of employee stock options, non-vested shares and warrants. The employee stock options, non-vested shares and warrants will have a dilutive effect under the treasury stock method only when average market value of the underlying Company common stock during the respective period exceeds the assumed proceeds. For share-based payment awards with a performance condition, the Company must first use the guidance on contingently issuable shares in FASB ASC 260-10 to determine whether the awards should be included in the computation of diluted earnings per share for the reporting period. For all non-vested performance-based awards, the Company determines the number of shares, if any, that would be issuable at the end of the reporting period if the end of the reporting period were the end of the contingency period. In applying the treasury stock method, assumed proceeds include the amount, if any, the employee must pay upon exercise, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the options and the vesting of non-vested shares. For fiscal years 2014 and 2013, approximately 219,000 shares and 72,295 shares, respectively, related to outstanding stock options, non-vested shares and warrants that otherwise would have been included in the diluted earnings per share calculation were not included because they would have been anti-dilutive due to the net loss for those periods.

Accounts Receivable - During fiscal year 2014, the Company entered into an agreement with a third-party financial institution under which it can selectively elect to transfer to the financial institution accounts receivable with one of the Company’s largest, international customers on a non-recourse basis.  This agreement gives the Company optionality to convert outstanding accounts receivable to cash. For transfers of accounts receivable under this agreement that qualify as a sale, the Company applies the guidance in ASC 860, “Transfers and Servicing – Sales of Financial Assets”, which requires the derecognition of the carrying value of those accounts receivable on the Consolidated Balance Sheets and recognition of a loss on the sale of an asset in operating expenses on the Consolidated Statements of Operation. As of January 3, 2015, $6.4 million of accounts receivable transferred pursuant to this agreement qualified as sales of receivables and the carrying amount was derecognized. The loss on the sale of these accounts receivable recorded in the Consolidated Statements of Operations was immaterial for fiscal year 2014.

Inventory – In accordance with the provisions of FASB ASC 330, “Inventory,” the Company’s inventory is stated at the lower of cost, using the first-in, first-out (FIFO) method, or fair value. As of January 3, 2015, the Company had $3.0 million in inventory, all of which was finished goods. Provisions for estimated excess and obsolete inventory may be recorded based on reviews of inventory quantities on hand and the latest forecasts of product demand and inventory utilization requirements from customers. There was no provision for estimated excess or obsolete inventory as of January 3, 2015. All inventory was purchased from Elutions, which owns more than five percent of the outstanding shares of common stock of the Company.

Recent Accounting Pronouncements - In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“FASB ASU 2014-09”). This standard update clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards. The standard update intends to provide a more robust framework for addressing revenue issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; and provide more useful information to users of financial statements through improved disclosure requirements. Upon adoption of this standard update, the Company expects that the allocation and timing of revenue recognition will be impacted. The provisions of FASB ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and are to be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. Early application is not permitted. The Company is currently evaluating the impact that this standard update will have on its consolidated financial statements.

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

2. STRATEGIC ALLIANCE AND INVESTMENT BY ELUTIONS, INC.

Strategic Alliance and Investment by Elutions, Inc.

On February 25, 2014, the Company entered into an investment agreement (the “Investment Agreement”) with Elutions, a provider of operational business intelligence solutions. Under the Investment Agreement, the Company agreed to issue and sell shares of common stock to Elutions and to issue stock purchase warrants to Elutions, and the parties agreed that a subsidiary of Elutions would loan funds to a subsidiary of the Company. On March 18, 2014, the Company and Elutions completed the closing (the "Closing") of the transactions contemplated under the Investment Agreement.

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

Commercial Relationship

The Investment Agreement and the agreements and instruments described above are part of a strategic relationship between the Company and Elutions. As part of the strategic relationship, the parties entered into certain commercial framework documents, including a Market Development Agreement and related Inventory Agreement, on February 25, 2014, and enter into client agreements and bilateral agreements from time to time in the ordinary course of business outlining the terms of the parties' commercial relationship with respect to business development and providing products, solutions and services to clients. The parties have agreed to a term of five years, with automatic two-year renewals unless notice is given, and subject to termination rights in certain events. The Company has agreed to restrictions during the term and for two years thereafter in regard to solutions or services that are substantially similar to or competitive with certain solutions or services of Elutions, and each party has agreed not to hire the other party's employees during the same period.

The parties have agreed on a general framework for pursuing, entering into and implementing customer contracts, which includes providing for joint and separate client pursuits and marketing on an initial and ongoing basis, procedures for contracting with clients, procedures for interface between the parties, limited exclusivity requirements of Elutions relating to identified prospects and clients of the Company, intellectual property rights of Elutions to its products and related restrictions, restrictions regarding use of confidential information, limitations on liability of the parties, independent contractor status of the parties, limitations on publicity by the parties, and dispute resolution, including arbitration. The parties have also agreed to a framework for certain initial inventory orders and reorders by the Company from Elutions, and related commitments, timing and pricing procedures, when the Company is the prime contracting party under certain client statements of work. The parties intend that specific pricing and allocation provisions and other specific commercial terms will be included in individual client statements of work, subject to certain gross margin requirements for the benefit of the Company. During the third quarter of 2014, the Company acquired $3.0 million in inventory, all of which was finished goods, from Elutions pursuant to the Inventory Agreement.

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

The following table sets forth the Level 3 inputs to the binomial lattice model that were used to determine the fair value of the Note, the Holder Redemption Option, and the Tracking Warrant:

	January 3, 2015	Issuance Date
Common stock price	$4.25	$4.30
Dividend yield	0.0%	0.0%
Exercise price of Tracking Warrant	$3.28	$3.28
Expected term	1.75 years	2.5 years
Risk-free interest rate	1.5%	1.6%
Estimated stock volatility	45.0%	35.4%

In addition, the Company determined that the provision of the Note that permits Cartesian Limited to prepay the Note after 18 months if the trading price of the Company's common stock exceeds $5.50 per share for a specified period of time is an embedded derivative asset that requires bifurcation (the “Issuer Call Option”). The Company measured the fair value of the Issuer Call Option using a binomial lattice model. As of March 18, 2014 and January 3, 2015, the fair value of the Issuer Call Option was determined to be immaterial.

The Holder Redemption Option has been determined to be an embedded derivative liability that must be bifurcated and recorded as a liability. In addition, the Company concluded that the Tracking Warrant required liability classification upon issuance. The Holder Redemption Option and Tracking Warrant liabilities were recorded at fair value on the Closing date and as of March 29, 2014, with changes in the fair value recognized in the Consolidated Statements of Operations and Comprehensive Loss. The carrying value and fair value of the Note as of January 3, 2015 were $3,269,000 and $3,089,000, respectively. Because the vesting of the Incentive Warrant is contingent on future services to be provided by Elutions and the achievement of performance conditions by Elutions, the Company has determined that the fair value of the Incentive Warrant should be recognized as an expense over the future periods during which such Warrant is earned by Elutions. On May 8, 2014, the Company and Elutions agreed to amend the Investment Agreement and amend and restate the outstanding Incentive Warrant and Tracking Warrant. The purpose of the amendments was to clarify the intent of certain anti-dilution provisions contained in the instruments. As a result of the amendments and effective on the amendment date, both the Incentive Warrant and Tracking Warrant will thereafter be accounted for as equity. The fair value of the Tracking Warrant was reclassified from liability to equity status during the thirteen weeks ended June 28, 2014. As of the date of the amendment, the fair value of the Tracking Warrant was approximately $1.0 million and that amount was reclassified from Liability for Derivatives within Current Liabilities to Stockholders’ Equity. Because the vesting of the Incentive Warrant is contingent on future services to be provided by Elutions and the achievement of performance conditions by Elutions, the Incentive Warrant had zero fair value as of March 18, 2014, May 8, 2014, and January 3, 2015. The fair value of the Incentive Warrant when earned will be recorded to equity in the future periods during which such warrants are earned by Elutions. The Holder Redemption Option continues to be recorded at fair value as of January 3, 2015, with changes in the fair value recognized in the Consolidated Statements of Operations and Comprehensive Loss.

The proceeds from the transaction were $5,269,000 and were allocated to the instruments as reflected in the table below. The proceeds were allocated to the Holder Redemption Option and the Tracking Warrant based on the fair values of the liabilities. The remaining fair value was allocated to the Note and the shares issued based on their relative fair values.

Embedded Holder Redemption Option derivative liability	$277,000
Tracking Warrant liability	1,259,000
Total proceeds allocated to liabilities based on fair values	$1,536,000

Promissory Note	$2,004,000
Shares issued	1,729,000
Total proceeds allocated based on relative fair values	$3,733,000

Total proceeds allocated	$5,269,000

There was a debt discount as a result of the relative fair values of the instruments and the allocation of proceeds to the instruments and derivative.

Face amount of Promissory Note	$3,269,000
Proceeds allocated to Promissory Note	(2,004,000)
Debt discount	$1,265,000

Amortization of the debt discount was $1,265,000 during the year ended January 3, 2015. The discount was recognized as Other Expense in the Consolidated Statements of Operations and Comprehensive Loss at the Closing due to the fact that the Note may be called by the holder at any time.

In addition, the Company incurred expenses in the amount of $512,000 during the year ended January 3, 2015, related to the transaction. Transaction costs were allocated between the liability and equity components based on the proportion of the fair value of each component to total proceeds at issuance. Transaction costs of $345,000 were allocated to liabilities and transaction costs of $167,000 were allocated to equity during the year ended January 3, 2015. The transaction costs allocated to liabilities are treated as debt issuance costs and were recognized as Other Expense in the Consolidated Statements of Operations and Comprehensive Income (Loss) at the Closing or in the subsequent period in which they were incurred due to the fact that the Note may be called by the holder at any time. The transaction costs allocated to equity were treated as equity issuance costs and reduced equity at the time of issuance.

The Company measures the Holder Redemption Option at fair value on a recurring basis and recognizes transfers, if any, within the fair value hierarchy at the end of the fiscal quarter in which the change in circumstances that caused the transfer occurred. There have been no transfers between Level 1, 2 or 3 liabilities during the year ended January 3, 2015.

The Company has classified the Holder Redemption Option as a Level 3 liability. The Company reassesses the fair value of this liability on a quarterly basis. Based on that assessment, the Company recognized increases of $60,000 in the fair value of this liability during the year ended January 3, 2015 after the issuance of the Note.

To determine the fair value of the Holder Redemption Option, management evaluates assumptions that require significant judgment. Changes in certain inputs to the valuation model, including the Company’s period end stock price and stock volatility, can have a significant impact on the estimated fair value. The fair value recorded for the Holder Redemption Option may vary significantly from period to period. This variability may result in the actual liability for a period either above or below the estimates recorded in the Company’s consolidated financial statements, resulting in significant fluctuations in other income (expense) as a result of the corresponding non-cash gain or loss recorded.

As of January 3, 2015, liabilities recorded at fair value on a recurring basis consist of the following (in thousands):

		Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
	Total	Level 1	Level 2	Level 3

Holder Redemption Option	$337	-	-	$337

The following table summarizes changes to the fair value of the Tracking Warrant and Holder Redemption Option, which are Level 3 liabilities (in thousands):

	Tracking Warrant	Holder Redemption Options	Total

Fair value at Closing, March 18, 2014	$1,259	$277	$1,536
Total unrealized (gains) losses	(219)	60	(159)

Conversion of Tracking Warrant to equity award	(1,040)	-	(1,040)

Fair value at January 3, 2015	$-	$337	$337

3. GOODWILL

The changes in the carrying amount of goodwill for the fiscal year ended January3, 2015 are as follows (in thousands):

	North
	America	EMEA	Total
Balance as of December 28, 2013	$3,947	$4,278	$8,225
Changes in foreign currency exchange rates	-	(210)	(210)

Balance as of January 3, 2015	$3,947	$4,068	$8,015

The Company had gross goodwill and accumulated goodwill impairment losses as of the beginning and end of fiscal years 2014 and 2013 as follows:

	As of January 3,	As of December 28,	As of December 29,
	2015	2013	2012
Gross balance of goodwill (including foreign currency adjustments)	$67,578	$67,849	$67,765
Accumulated goodwill impairment losses (including foreign currency adjustments)	(59,563)	(59,624)	(59,605)
Net balance of goodwill	$8,015	$8,225	$8,160

The Company evaluates goodwill for impairment on an annual basis on the last day of the first fiscal month of the fourth quarter and whenever events or circumstances indicate that these assets may be impaired. The Company performs its impairment testing for goodwill in accordance with FASB ASC 350 "Intangibles-Goodwill and Other." Based on the results of the annual step one impairment test, management concluded that there was no impairment of goodwill during fiscal year 2014 or fiscal year 2013.

4. SHARE-BASED COMPENSATION

The Company estimates the fair value of its stock options and stock issued under the Employee Stock Purchase Plan using the Black-Scholes option pricing model. Groups of employees or non-employee directors that have similar historical and expected exercise behavior are considered separately for valuation purposes. Assumptions used in estimating the fair value of stock options granted include risk-free interest rate, expected life, expected volatility factor, and expected dividend rate. The risk-free interest rate is based on the U.S. Treasury yield at the time of grant for a term equal to the expected life of the stock option; the expected life is determined using the simplified method of estimating the life as allowed under SAB No. 110; and the expected volatility is based on the historical volatility of the Company's stock price for a period of time equal to the expected life of the stock option.

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

As of January 3, 2015, the Company has two share-based compensation plans under which awards are outstanding, which are described below. The Company recognized an income tax benefit of $61,000 related to share-based compensation arrangements during fiscal year 2014, while no income tax benefit for share-based compensation arrangements was recognized for fiscal year 2013. In addition, no compensation costs related to these arrangements were capitalized in either year. The Company has historically issued and expects to continue to issue new shares to satisfy stock option exercises, vesting of non-vested shares or purchases of shares under the Employee Stock Purchase Plan.

1998 EQUITY INCENTIVE PLAN

The Company's 1998 Equity Incentive Plan, as amended and restated, is a stockholder approved plan, which provides for the granting of incentive stock options and nonqualified stock options to employees, and nonqualified stock options, non-vested stock, and restricted stock units to employees, directors and consultants. The 1998 Plan is scheduled to expire in June 2019. As of January 3, 2015, the Company has 1,405,404 shares of the Company's common stock available for issuance upon exercise of outstanding options or for future awards under the 1998 Plan.

Stock Options

Incentive stock options are granted at an exercise price of not less than market value per share of the common stock on the date of grant as determined by the Board of Directors. Vesting and exercise provisions are determined by the Board of Directors.

As of January 3, 2015, all options granted under the 1998 Plan were non-qualified stock options. Options granted under the 1998 Plan generally become exercisable over a one to four year period beginning on the date of grant. Options granted under the 1998 Plan have a maximum term of ten years.

A summary of the option activity of the Company's 1998 Plan as of January 3, 2015 and changes during the fiscal year then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 28, 2013	265,093	$10.50
Granted	90,000	$3.95
Forfeited/cancelled	(47,340)	$10.78

Outstanding at January 3, 2015	307,753	$8.54	4.1 years	$47,050

Options vested and expected to vest at January 3, 2015	291,253	$8.80	3.8 years	$41,970

Options exercisable at January 3, 2015	217,753	$10.43	2.0 years	$20,250

 The Company granted 90,000 stock option awards during fiscal year 2014, while no stock option awards were granted during fiscal year 2013. During fiscal year 2014, the Company recorded $85,000 of share-based compensation expense in connection with stock option awards while no expense was recorded for share-based compensation in connection with stock option awards during fiscal year 2013. As of January 3, 2015, there was $78,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to stock option awards, and this unrecognized expense is expected to be recognized over a weighted average period of 24 months.

Non-vested Shares

Service-Based Non-vested Share Awards - A summary of the status of service-based non-vested share awards issued under the 1998 Plan as of January 3, 2015 and changes during the fiscal year then ended is presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value per share
Outstanding at December 28, 2013	-	$-
Granted	81,000	$3.93
Outstanding at January 3, 2015	81,000	$3.93

On March 10, 2014, the Company granted 81,000 shares of non-vested stock that vest solely based on employee service. These shares cliff vest after a one-year service period that commenced on the date of the grant.

The Company’s service-based non-vested share awards are valued at the date of grant based on the closing market price of the Company’s common stock, and are expensed on a graded vesting schedule over the vesting period. During fiscal years 2014 and 2013, the Company recorded $257,000 and $237,000, respectively, of share-based compensation expense in connection with service-based non-vested share awards. As of January 3, 2015, there was an estimated $54,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to service-based non-vested share awards, and this unrecognized expense is expected to be recognized over a period of 2 months.

Performance-Based Non-vested Share Awards - A summary of the status of performance-based non-vested share awards issued under the 1998 Plan as of January 3, 2015 and changes during the fiscal year then ended is presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value per share
Outstanding at December 28, 2013	800,000	$3.14
Granted	40,000	$3.93
Vested	(173,292)	$3.14
Forfeited	(13,709)	$3.14
Outstanding at January 3, 2015	652,999	$3.19

On March 10, 2014, the Company granted 40,000 shares of non-vested stock that vest in proportion to the ratio that the Company's "Cumulative Net Non-GAAP EBITDA" achieved over a three-year performance period compares to the Cumulative Net Non-GAAP EBITDA goal of $10.5 million. The first potential vesting date is the Company's earnings release date for its 2015 first fiscal quarter and each subsequent potential vesting date is each of the Company's quarterly earnings release dates thereafter through the release date for the first quarter of 2017. Shares not vested as of the release date for the first quarter of 2017 are forfeited. On April 8, 2013, the Company granted performance-based non-vested share awards for a total of 800,000 shares of Common Stock to various executive officers and employees of the Company that vest in proportion to the ratio that the Company's "Cumulative Net Non-GAAP EBITDA" achieved over a four-year performance period compares to the Cumulative Net Non-GAAP EBITDA goal of $14 million. All 800,000 non-vested shares had a grant date fair value of $3.14 per share. The first potential vesting date was the Company's earnings release date for its 2014 first fiscal quarter and each subsequent potential vesting date is each of the Company's quarterly earnings release dates thereafter through the release date for the first quarter of 2017. Shares not vested as of the release date for the first quarter of 2017 are forfeited. Except for termination of employment in certain circumstances following a change of control, the unvested portion of an award is forfeited upon any termination of employment. Under the terms of an award, vesting is partially accelerated and the award is converted to a time-vested award upon a change of control of the Company.

Share-based compensation cost for performance-based non-vested share awards is measured at the grant date based on the fair value of shares expected to be earned at the end of the performance period, based on the closing market price of the Company’s common stock on the date of grant, and is recognized as expense using the straight-line method over the performance period based upon the probable number of shares expected to vest. The Company estimates and excludes compensation cost related to awards not expected to vest based upon estimated forfeitures. During fiscal years 2014 and 2013, the Company recorded $631,000 and $487,000, respectively, of share-based compensation expense in connection with performance-based non-vested share awards. As of January 3, 2015, there was an estimated $1.4 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to performance-based non-vested share awards. The Company currently expects the performance conditions related to its outstanding performance-based non-vested share awards will be achieved and the unrecognized compensation cost at January 3, 2015 related to performance-based non-vested share awards is expected to be recognized over a period of 27 months.

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

A summary of the option activity of the Company's Supplemental Stock Plan as of January 3, 2015 and changes during the fiscal year then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 28, 2013	82,600	$11.33
Forfeited/cancelled	-	-

Outstanding at January 3, 2015	82,600	$11.33	2.4 years	$0

Options vested and exercisable at January 3, 2015	82,600	$11.33	2.4 years	$0

No awards have been granted under the Supplemental Stock Plan since it expired on May 23, 2010. There were no options exercised during fiscal year 2014 or fiscal year 2013. As of January 3, 2015 there was no remaining unrecognized compensation cost, net of estimated forfeitures, related to the unvested portion of stock options issued under the Supplemental Stock Plan.

EMPLOYEE STOCK PURCHASE PLAN

Under the Employee Stock Purchase Plan (ESPP), shares of the Company's common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first day of the enrollment period or on the last day of each six-month period over the subsequent two years. Employees may purchase shares through a payroll deduction program having a value not exceeding 15% of their gross compensation during an offering period. During fiscal years 2014 and 2013, the Company recognized net expense of $84,000 and $13,000, respectively, in connection with FASB ASC 718 associated with the ESPP.

5. SUPPLEMENTAL BALANCE SHEET INFORMATION

Accrued payroll, bonuses and related expenses and Other accrued liabilities consist of the following (amounts in thousands):

	January 3, 2015	December 28, 2013

Accrued payroll, bonuses and related expenses
Accrued payroll	$385	$1,308
Accrued bonuses	2,482	1,774
Accrued payroll taxes	437	580
Other	595	587
	$3,899	$4,249

Other accrued liabilities
Sales and value-added taxes payable	$382	$889
Other	604	742
	$986	$1,631

6. BUSINESS SEGMENTS, MAJOR CUSTOMERS AND SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

In the first quarter of fiscal year 2014, the Company was internally reorganized to better align the Company’s go-to-market and service delivery capabilities and to maximize opportunities in serving telecommunications, media and technology customers. The three former operating segments within North America (North America Cable and Broadband, North America Telecom and Strategy) were integrated into one operating segment. The EMEA segment is a single reportable, operating segment. In addition, beginning in the first quarter of fiscal year 2014 management of the Company’s United Kingdom strategy practice has been moved from the United States to London and is reflected in the EMEA segment. In addition, certain delivery personnel related costs that were previously not allocated to operating segments are now included in the operating segment results. As a result of this internal realignment, corresponding segment information for prior periods has been restated to conform to the current reportable segment presentation.

The Company identifies its segments based on the way management organizes the Company to assess performance and make operating decisions regarding the allocation of resources. In accordance with the criteria in FASB ASC 280 "Segment Reporting," the Company has concluded it has three reportable segments: the North America segment, the EMEA segment and the Strategic Alliances segment. The North America and EMEA segments are both single reportable, operating segments that encompass the Company’s operational, technology and software consulting services inside of North America and outside of North America, respectively. Both reportable segments offer management consulting, custom developed software, and technical services. The Strategic Alliances reportable segment is a single, reportable segment that includes the Company’s world-wide commercial activities undertaken with third-party service or solutions providers.

Management evaluates segment performance based upon income (loss) from operations, excluding share-based compensation (benefits) and depreciation. There were no inter-segment revenues during fiscal years 2014 and 2013. In addition, in its administrative division, entitled "Not Allocated to Segments," the Company accounts for non-operating activity and the costs of providing corporate and other administrative services to all the segments, including, but not limited to, share-based compensation expense, depreciation expense, certain research and development costs, and costs related to the arbitration with the Company’s former Chief Executive Officer. See Note 11, Commitments and Contingencies, for additional discussion of the arbitration costs. Summarized financial information concerning the Company's reportable segments is shown in the following table (amounts in thousands):

	North America	EMEA	Strategic Alliances	Not Allocated to Segments	Total
As of and for the fiscal year ended January 3, 2015:
Revenues	$34,660	$36,979	$36	$-	$71,675
Income (loss) from operations	9,057	6,908	(1,229)	(15,617)	(881)
Total other income (expense)	-	-	-	(1,651)	(1,651)
Income (loss) before income tax provision	9,057	6,908	(1,229)	(17,268)	(2,532)
Depreciation	-	-	-	628	628
Total assets	$7,398	$6,099	$3,030	$25,749	$42,276

As of and for the fiscal year ended December 28, 2013:
Revenues	$32,731	$22,640	$-	$-	$55,371
Income (loss) from operations	7,603	5,132	(468)	(14,209)	(1,942)
Total other income (expense)	-	-	-	4	4
Income (loss) before income tax provision	7,603	5,132	(468)	(14,205)	(1,938)
Depreciation	-	-	-	670	670
Total assets	$4,522	$7,194	$-	$25,108	$36,824

Segment assets, regularly reviewed by management as part of its overall assessment of the segments' performance, include both billed and unbilled trade accounts receivable, net of allowances, inventory, and certain other assets, if applicable. Assets not assigned to segments include cash and cash equivalents, current and non-current investments, property and equipment, goodwill and intangible assets and deferred tax assets, excluding deferred tax assets recognized on accounts receivable reserves, which are assigned to their segments.

In accordance with the provisions of FASB ASC 280-10, revenues earned in the United States and internationally based on the location where the services are performed are shown in the following table (amounts in thousands):

	Revenues
	Fiscal Year 2014	Fiscal Year 2013
United States	$34,125	$32,845
International:
United Kingdom	34,642	20,464
Other	2,908	2,062
Total	$71,675	$55,371

In accordance with the provisions of FASB ASC 280-10, long-lived assets, excluding intangible assets, by geographic area are shown in the following table (amounts in thousands):

	Long-Lived Assets
	January 3, 2015	December 28, 2013
United States	$1,673	$1,014
United Kingdom	230	338
Total	$1,903	$1,352

Major customers in terms of significance to Cartesian's revenues (i.e. in excess of 10% of revenues) for fiscal years 2014 and 2013 and accounts receivable as of January 3, 2015 and December 28, 2013 were as follows (amounts in thousands):

	Revenues
	Fiscal Year 2014		Fiscal Year 2013
	North America	EMEA	North America	EMEA
Customer A		$21,995		$10,719
Customer B	$11,851		$12,014
Customer C		$7,365		$3,106
Customer D	$4,986		$6,347

	Accounts Receivable
	January 3, 2015	December 28, 2013
Customer A	$2,112	$4,056
Customer B	$2,783	$1,756
Customer C	$2,870	$614
Customer D	$412	$565

Revenues from the Company's ten most significant customers accounted for approximately 84% and 83% of revenues in fiscal years 2014 and 2013, respectively.

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

7. PROPERTY AND EQUIPMENT

	January 3, 2015	December 28, 2013
	(In thousands)
Furniture and fixtures	$1,725	$1,703
Software and computer equipment	5,935	5,289
Leasehold improvements	1,522	1,537
	9,182	8,529
Less: Accumulated depreciation	7,890	7,327
	$1,292	$1,202

Depreciation expense on property and equipment was $628,000 and $670,000 for fiscal years 2014 and 2013, respectively.

8. INCOME TAXES

For fiscal years 2014 and 2013, income (loss) before income taxes consisted of the following (amounts in thousands):

	Fiscal Year 2014	Fiscal Year 2013
United States	$(5,168)	$(3,428)
Foreign	2,636	1,490
Total income (loss) before income taxes	$(2,532)	$(1,938)

For fiscal years 2014 and 2013, the income tax benefit (provision) consists of the following (amounts in thousands):

	Fiscal Year 2014	Fiscal Year 2013
Federal deferred tax expense, net	$(99)	$(85)
State deferred tax expense, net	(37)	(29)
Foreign deferred tax benefit, net	1,257	-
Total deferred tax expense, net	$1,121	$(114)

For fiscal 2014 and 2013, there was no provision for current tax benefit (expense) due to losses generated within the Company’s domestic operations and the utilization of UK net operating loss carryforwards.

The Company reserved all of its domestic net deferred tax assets as of January 3, 2015 and reserved all of its domestic and international net deferred tax assets as of December 28, 2013 with a valuation allowance in accordance with the provisions of FASB ASC 740, “Income Taxes," which requires an estimation of the realizability of the recorded income tax asset balances. As of January 3, 2015, the Company has recorded $32.1 million of valuation allowances attributable to its domestic net deferred tax assets.

Realization of deferred tax assets is dependent on generating sufficient income in future periods. In evaluating the ability to use its deferred tax assets, the Company considers all positive and negative evidence including the Company's past operating results, the existence of cumulative losses in the most recent three fiscal years and the Company's forecast of future income. In determining future income, the Company is responsible for assumptions utilized including the amount of state, federal and international operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future income and are consistent with the plans and estimates the Company is using to manage the underlying business.

The Company maintained a full valuation allowance against its UK deferred tax assets until the second quarter of 2014, when the Company reached the conclusion that it was appropriate to release the valuation allowance due to the sustained positive operating performance of its UK operations and the availability of expected future taxable income. The Company achieved a cumulative three-year positive pre-tax book income position within its UK operations. The Company also considered forecasts of future operating results and utilization of its UK net operating losses, which do not expire. As a result, the Company recorded a $1.8 million reversal of its deferred tax asset valuation allowance reserves in the second quarter of 2014.

The following is a reconciliation between the benefit (provision) for income taxes and the amounts computed based on loss before income taxes at the statutory federal income tax rate (amounts in thousands):

	Fiscal Year 2014		Fiscal Year 2013
	Amount	%	Amount	%
Computed expected federal income tax benefit	$861	34.0	$658	34.0
State income tax benefit, net of federal benefit	340	13.4	186	9.6
Rate differential on foreign operations	353	13.9	174	8.9
Forfeited vested stock options	(75)	(2.9)	(211)	(10.9)
Tax benefits associated with share-based awards	61	2.4	-	-
Adjustment to estimated tax loss carryforward	(434)	(17.1)	(1,734)	(89.6)
Change in statutory and applicable tax rates	681	26.9	771	39.8
Non-deductible expenses	(694)	(27.4)	(62)	(3.2)
Other	(3)	(0.1)	(5)	(0.2)
Change in valuation allowance	31	1.2	109	5.7
Total income tax benefit (expense)	$1,121	44.3	$(114)	(5.9)

The significant components of deferred income tax assets and the related balance sheet classifications, as of January 3, 2015 and December 28, 2013, are as follows (amounts in thousands):

	January 3, 2015	December 28, 2013
Current deferred tax assets (liabilities):
Accounts receivable	$46	$45
Accrued expenses	125	109
Valuation allowance	(100)	(154)
Current deferred tax assets	$71	$-

Non-current deferred tax assets (liabilities):
Goodwill and intangible assets	$3,057	$4,811
Share-based compensation expense	873	803
Net operating loss carryforward	27,178	24,265
Other	274	480
Foreign tax credit carryforward	1,006	1,006
Valuation allowance	(32,025)	(31,951)
Non-current deferred tax assets (liabilities)	$363	$(586)

The federal net operating loss carryforward as of January 3, 2015 is scheduled to expire as follows (amounts in thousands):

	Amount	Year
	$1,640	2015
	5,602	2023
	9,094	2024
	7,432	2025
	9,854	2026
	5,152	2027
	1,637	2028
	3,279	2030
	4,676	2031
	4,798	2032
	5,942	2033
	10,024	2034
Total	$69,130

As of January 3, 2015, the Company has a deferred tax asset of $2.7 million related to various state net operating loss carryforwards. These net operating losses expire at various times between 2015 and 2034. In addition, the Company has a deferred tax asset of $1.0 million related to foreign net operating loss carryforwards as of January 3, 2015, $0.9 million of which have no expiration date. As of January 3, 2015, the Company has net foreign tax credits of $1.0 million. If unutilized, the expiration of these foreign tax credits is $317,000 and $689,000 in fiscal years 2018 and 2019, respectively. The Company has not provided deferred taxes on undistributed earnings of foreign subsidiaries, because it is the Company's intention to reinvest these earnings indefinitely. The determination of the amount of deferred taxes related to investments in foreign subsidiaries that is essentially permanent in nature is not practicable.

The Company analyzes its uncertain tax positions pursuant to the provisions of FASB ASC 740 "Income Taxes" that prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained based on its technical merit. If the tax position is deemed "more-likely-than-not" to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the taxing authority. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

As of January 3, 2015 and December 28, 2013, the Company had no recorded liability for unrecognized tax benefits.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2000. As of January 3, 2015, the Company has no income tax examinations in process.

9. LEASE COMMITMENTS

The Company leases office facilities, computer equipment and office furniture under various operating leases expiring at various dates through July 2019.

Following is a summary of future minimum payments under operating leases that have initial or remaining non-cancellable lease terms at January 3, 2015 (amounts in thousands):

Fiscal Year	Operating Leases
2015	$1,515
2016	600
2017	435
2018	335
2019	100
Thereafter	-
Total minimum lease payments	2,985
Future minimum rentals to be received under non-cancellable subleases	(149)
Minimum lease payments net of amounts to be received under subleases	$2,836

Total rental expense, net of subtenant rents received, was approximately $1,214,000 and $1,106,000 for fiscal years 2014 and 2013, respectively, and was recorded in selling, general and administrative expenses. The Company recorded $218,000 and $202,000, respectively, in rental income from subtenants during fiscal years 2014 and 2013. Rents received from subtenants are recorded as an offset to rental expense.

10. LETTERS OF CREDIT

In connection with the leasing of office space, the Company provides security deposits in the form of two irrevocable letters of credit with financial institutions for the benefit of the respective landlords. As of both January 3, 2015 and December 28, 2013, the required, total collateral amount was $102,000. The collateral deposited for these letters of credit is included in "Other Noncurrent Assets" on the Company's Consolidated Balance Sheets as of January 3, 2015 and December 28, 2013. No obligation has been recorded in connection with the letters of credit on the Company's Consolidated Balance Sheets as of January 3, 2015 and December 28, 2013.

11. COMMITMENTS AND CONTINGENCIES

On January 10, 2012, Richard P. Nespola, the Company’s former chief executive officer, former chairman of the board and a former member of the Company’s Board of Directors, filed an action, Richard P. Nespola v. The Management Network Group, Inc. (now known as Cartesian, Inc.), against the Company with the American Arbitration Association. In the action, Mr. Nespola claimed, among other things, that the Company breached his employment agreement and an implied covenant of good faith and fair dealing by: (i) improperly deciding not to renew his employment agreement, and (ii) subsequently deciding to terminate his employment for cause.

On March 3, 2014, the arbitrator issued an interim award finding that Mr. Nespola's employment was terminated without cause and that Mr. Nespola was entitled to severance under his employment agreement. Based on the first interim ruling, the Company recorded a liability of $1.5 million for contractual severance at December 28, 2013 related to this action. On July 14, 2014, the arbitrator issued a second interim award in this matter, finding that Mr. Nespola was entitled to: (1) a severance benefits award of $1,468,584; (2) attorneys’ fees and costs; and (3) pre-judgment interest. During the 13-weeks ended June 28, 2014, based upon the second interim award the Company recorded an estimated additional liability of $1.4 million related to attorneys’ fees and costs and pre-judgment interest.

On January 8, 2015, the arbitrator issued a final award awarding Mr. Nespola $1,677,832 in attorneys’ fees and costs and on February 17, 2015, the arbitrator modified the Nespola final award as to attorneys’ fees and costs and changed the awarded amount to $1,694,340. Based on the final award, as modified, the Company recorded an additional liability of $0.5 million at January 3, 2015 related to this action. All amounts awarded under the Nespola action have been paid by the Company and the matter is fully resolved.

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

12. COMMON STOCK REPURCHASE PROGRAM

On February 27, 2014, the Company announced that its Board of Directors had approved a common stock repurchase program under which the Company may repurchase up to $2 million of Company common stock through June 30, 2015. Under the program, repurchases may be made by the Company from time to time in the open market or through privately negotiated transactions depending on market conditions, share price and other factors. The stock repurchase program may be modified or discontinued at any time by the Board of Directors. The Company expects to fund repurchases through cash on hand, future cash flow from operations and future borrowings. In order to facilitate repurchases, the Company entered into a Rule 10b5-1 plan, which permits stock repurchases when the Company might otherwise be precluded from doing so under insider trading laws or because of self-imposed trading blackout periods. As of January 3, 2015, no stock repurchases have been made under this plan.

13. EMPLOYEE BENEFIT PLANS

The Company offers defined contribution plans to eligible employees. Such employees may contribute a percentage of their annual compensation in accordance with the plans’ guidelines. The plans provide for Company contributions that are subject to maximum limitations as defined by the plans. Company contributions to its defined contribution plans totaled $1.4 million and $1.2 million in the years ended January 3, 2015 and December 28, 2013, respectively.

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

A review and evaluation was performed by our management, including the person serving as our Chief Executive Officer and Chief Financial Officer (the "CEO and CFO"), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the Company's CEO and CFO has concluded that the Company's disclosure controls and procedures were effective as of January 3, 2015.

Management's Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of our CEO and CFO, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of January 3, 2015. We are currently transitioning our assessment of the effectiveness of internal control over financial reporting from the criteria outlined by the 1992 framework of the Committee of Sponsoring Organizations of the Treadway Commission to its 2013 framework. We currently expect to complete this transition during fiscal year 2015.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth fiscal quarter ended January 3, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

The Company has entered into indemnification agreements in the form set forth in Exhibit 10.2 to this Form 10-K with its directors and officers and intends to enter into indemnification agreements with future directors and officers of the Company. The indemnification agreements provide for indemnification to the fullest extent permitted by law and for advancement of expenses. The Company has entered into indemnification agreements with the following current directors and officers of the Company: Peter H. Woodward, Chairman of the Board of Directors; Robert J. Currey, Director; A. Reza Jafari, Director; David Mahoney, Director; Micky K. Woo, Director; Donald E. Klumb, Director, Chief Executive Officer, President, and Chief Financial Officer; Susan M. Simmons, Chief Operating Officer; James R. Baker, Chief Technology Officer and Chief Information Officer; and Thurston Cromwell, General Counsel and Corporate Secretary.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company's definitive Proxy Statement for its 2015 Annual Meeting of Stockholders (the "Proxy Statement") contains, under the captions "Election of Directors," "Corporate Governance," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" the information required by Item 10 of this Form 10-K, which information is incorporated herein by this reference.

ITEM 11.	EXECUTIVE COMPENSATION

The Proxy Statement contains under the captions "Election of Directors," "Non-Employee Director Compensation” and "Executive Compensation," the information required by Item 11 of this Form 10-K, which information is incorporated herein by this reference.

ITEM 12 .	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Proxy Statement contains under the captions "Security Ownership of Management and Certain Beneficial Owners" certain of the information required by Item 12 of this Form 10-K, which information is incorporated herein by this reference.

The following table provides information as of January 3, 2015 with respect to shares of the Company’s common stock that may be issued under the Company’s equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
PLANS APPROVED BY SECURITY HOLDERS
- 1998 Equity Incentive Plan	307,753	$8.54	1,114,151
- Employee Stock Purchase Plan			324,747	(1)
PLANS NOT APPROVED BY SECURITY HOLDERS
- 2000 Supplemental Stock Plan	82,600	$11.33	-

(1)	Shares that may be purchased under the 1999 Employee Stock Purchase Plan, including shares subject to purchase during the current purchase period

For an additional discussion of our equity compensation plans, see Item 8, "Consolidated Financial Statements," Note 4, "Share-Based Compensation."

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

CARTESIAN, INC.

By:	/s/ DONALD E. KLUMB
DONALD E. KLUMB
CHIEF EXECUTIVE OFFICER, PRESIDENT, CHIEF FINANCIAL OFFICER, AND DIRECTOR

Date: April 3, 2015

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DONALD E. KLUMB	Chief Executive Officer (Principal executive officer),	April 3, 2015
Donald E. Klumb	President, Chief Financial Officer (Principal financial officer and principal accounting officer), and Director

/s/ PETER H. WOODWARD	Chairman of the Board	April 3, 2015
Peter H. Woodward

/s/ ROBERT J. CURREY	Director	April 3, 2015
Robert J. Currey

/s/ A. REZA JAFARI	Director	April 3, 2015
A. Reza Jafari

/s/ DAVID MAHONEY	Director	April 3, 2015
David Mahoney

/s/ MICKY K. WOO	Director	April 3, 2015
Micky K. Woo

INDEX TO EXHIBITS

The following is a list of exhibits filed or furnished as part of this report.

Exhibit
Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation, as amended, filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2014 (File No. 001-34006), is incorporated herein by reference as Exhibit 3.1.

3.2	Amended and Restated Bylaws, filed as Exhibit 3.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 18, 2014 (File No. 001-34006), are incorporated herein by reference as Exhibit 3.2.

4.1	Specimen Common Stock Certificate, filed as Exhibit 4.1 to the Company's Form 10-Q for the quarter ended June 28, 2014 (File No. 001-34006) filed with the Securities and Exchange Commission, is incorporated herein by reference as Exhibit 4.1.

4.2	Registration Rights Agreement, dated February 12, 1998, among the Company and certain holders of the Company's common stock (the "Registration Rights Agreement"), filed as Exhibit 10.1 to the Registration Statement on Form S-1 originally filed September 20, 1999 (Registration No. 333-87383), as amended (the "1999 S-1 Registration Statement"), is incorporated herein by reference as Exhibit 4.2.

4.3	Amended and Restated Rights Agreement, dated as of July 19, 2010, by and between the Company and Computershare Trust Company N.A., filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2010 (File No. 001-34006), is incorporated herein by reference as Exhibit 4.3.

4.4	Form of Rights Certificate, filed as Exhibit B to the Amended and Restated Rights Agreement filed as Exhibit 4.1 to the Company's Current Report on Form 8-K with the Securities and Exchange Commission on July 19, 2010 (File No. 001-34006), is incorporated herein by reference as Exhibit 4.4.

4.5	Amendment No. 1, dated February 25, 2014, to the Amended and Restated Rights Agreement, dated as of July 19, 2010, by and between the Company and Computershare Trust Company, N.A., filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2014 (File No. 001-34006), is incorporated herein by reference as Exhibit 4.5.

4.6	Secured Loan Note Deed dated March 18, 2014, issued by Cartesian Limited to Elutions Capital Ventures S.à r.l in the principal amount of US$3,268,664, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2014 (File No. 001-34006), is incorporated herein by reference as Exhibit 4.6.

4.7	Amended and Restated Common Stock Purchase Warrant (Commercial Incentive) dated May 8, 2014, between the Company and Elutions, Inc., filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9 2014 (File No. 001-34006), is incorporated herein by reference as Exhibit 4.7.

4.8	Amended and Restated Common Stock Purchase Warrant (Tracking) dated May 8, 2014, between the Company and Elutions, Inc., filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2014 (File No. 001-34006), is incorporated herein by reference as Exhibit 4.8.

4.9	Registration Rights Agreement dated March 18, 2014 between the Company and Elutions, Inc., filed as Exhibit 4.4 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 19, 2014 (File No. 001-34006), is incorporated herein by reference as Exhibit 4.9.

10.1	Registration Rights Agreement, dated February 12, 1998. (See Exhibit 4.2).

10.2	Form of Indemnification Agreement between the Company and each of its Directors and Officers, filed as Exhibit 10.2 to the 1999 S-1 Registration Statement, is incorporated herein by reference as Exhibit 10.2.(1)

10.3	1998 Equity Incentive Plan (amended and restated June 18, 2014), filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2014 (File No. 001-34006), and the Form of Agreements thereunder, filed in Exhibit 10.3 to the 1999 S-1 Registration Statement, are incorporated herein by reference as Exhibit 10.3.(1)

10.4	Employee Stock Purchase Plan, as amended and restated effective June 14, 2013, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2013 (File No. 001-34006), and the Form of Agreements thereunder, filed in Exhibit 10.4 to the 1999 S-1 Registration Statement, are incorporated herein by reference as Exhibit 10.4.(1)

10.5	2000 Supplemental Stock Plan and Form of Agreements thereunder, filed as Exhibit 10.16 to the Company's Form 10-K for the fiscal year ended December 30, 2000 (File No. 000-27617), is incorporated herein by reference as Exhibit 10.5.(1)

10.6	Employment Agreement between the Company and Richard Nespola, dated January 5, 2004, filed as Exhibit 10.19 to the Company's Form 10-K for the fiscal year ended January 3, 2004 (File No. 000-27617), is incorporated herein by reference as Exhibit 10.6.(1)

10.7	Sublease between Best Doctors, Inc. and Cambridge Strategic Management Group Inc. (formerly TMNG Strategy, Inc.), dated December 30, 2004, filed as Exhibit 10.21 to the Company's Form 10-K for the fiscal year ended January 1, 2005 (File No. 000-27617), is incorporated herein by reference as Exhibit 10.7.

10.8	Third Amended Lease Agreement between NewTower Trust Company Multi-Employer Property Trust and the Company, dated August 30, 2005, filed as Exhibit 10.10 to the Company's Form 10-K for the fiscal year ended December 30, 2006 (File No. 000-27617), is incorporated herein by reference as Exhibit 10.8.

10.9	Third Additional Space Commencement Date Agreement between NewTower Trust Company Multi-Employer Property Trust and the Company, dated February 28, 2006, filed as Exhibit 10.9 to the Company's Form 10-K for the fiscal year ended December 30, 2006 (File No. 000-27617), is incorporated herein by reference as Exhibit 10.9.

10.10	Lease Agreement between Cartesian Limited and Sun Life Assurance Company of Canada (U.K.) Limited, dated November 23, 2000, filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 2007 (File No. 000-27617), is incorporated herein by reference as Exhibit 10.10.

10.11	Fourth Amendment to Lease between NewTower Trust Company Multi-Employer Property Trust and the Company, dated July 10, 2007, filed as Exhibit 10.16 to the Company's Form 10-K for the fiscal year ended December 27, 2007 (File No. 000-27617), is incorporated herein by reference as Exhibit 10.11.

10.12	Fifth Amendment to Lease between NewTower Trust Company Multi-Employer Property Trust and the Company, dated May 19, 2008, filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 28, 2008 (File No. 000-27617), is incorporated herein by reference as Exhibit 10.12.

10.13	Registration Rights Agreement, dated March 18, 2014. (See Exhibit 4.9).

10.14	Lease between Two Financial Center, LLC and the Company, dated August 16, 2010, filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended October 2, 2010 (File No. 001-34006), is incorporated herein by reference as Exhibit 10.14.

10.15	Deed of Variation of the lease between EPO (Norman) Limited, EPO (Norman 2) Limited and the Company, dated September 30, 2010, filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended October 2, 2010 (File No. 001-34006), is incorporated herein by reference as Exhibit 10.15.

10.16	Employment Agreement between Cambridge Strategic Management Group, Inc. and Susan Simmons dated October 20, 2006, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-34006), is incorporated herein by reference as Exhibit 10.16.(1)

10.17	Amended and Restated Employment Agreement dated September 16, 2014, between the Company and Donald E. Klumb, filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 27, 2014 (File No. 001-34006) filed with the Securities and Exchange Commission, is incorporated herein by reference as Exhibit 10.17.(1)

10.18	CSMG 2012 SVP/Managing Director Bonus Plan, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, is incorporated herein by reference as Exhibit 10.18.(1)

10.19	Form of Restricted Stock Award Agreement, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 2013 (File No. 001-34006), is incorporated herein by reference as Exhibit 10.19.(1)

10.20	Employment Agreement between the Company and James R. Baker dated January 1, 2010, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2013 (File No. 001-34006), is incorporated herein by reference as Exhibit 10.20.(1)

10.21	Sixth Amendment to Lease between MEPT Lighton Plaza LLC and the Company, dated February 15, 2013, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2013 (File No. 001-34006), is incorporated herein by reference as Exhibit 10.21.

10.22	First Amendment to Lease between SG 2007-FL14 NJOP Holdings LLC and the Company, dated June 19, 2013, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 2013 (File No. 001-34006), is incorporated herein by reference as Exhibit 10.22.

10.23	Investment Agreement, dated February 25, 2014, by and between the Company and Elutions, Inc., filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2014 (File No. 001-34006), is incorporated herein by reference as Exhibit 10.23.

10.24	Amendment No. 1 to Investment Agreement, dated May 8, 2014, by and between the Company and Elutions, Inc., filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2014 (File No. 001-34006), is incorporated herein by reference as Exhibit 10.24.

10.25	Guaranty dated March 18, 2014 issued by the Company in favor of Elutions Capital Ventures S.à r.l., filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2014 (File No. 001-34006), is incorporated herein by reference as Exhibit 10.25.

10.26	Security Agreement dated March 18, 2014 between the Company and Elutions Capital Ventures S.à r.l., filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2014 (File No. 001-34006), is incorporated herein by reference as Exhibit 10.26.

10.27	Form of Restricted Stock Award, filed as Exhibit 10.29 to the Company's Form 10-K for the fiscal year ended December 28, 2013 (File No. 001-34006), is incorporated herein by reference as Exhibit 10.27.(1)

10.28		Incentive Compensation Award granted to Susan M. Simmons on June 17, 2014, filed as Exhibit 10.3 to the Company's Form 10-Q for the fiscal quarter ended June 28, 2014 (File No. 001-34006) filed with the Securities and Exchange Commission, is incorporated herein by reference as Exhibit 10.28.(1)

21.1		List of subsidiaries of the Company, prepared pursuant to Item 601(b)(21) of Regulation S-K, is attached to this Form 10-K as Exhibit 21.1.

23.1		Consent of independent registered public accounting firm is attached to this Form 10-K as Exhibit 23.1.

24.1		Power of attorney (see signature page).

31.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-K as Exhibit 31.1.

32.1		Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-K as Exhibit 32.1.

101		101.INS XBRL Instance Document

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

