Form 10-Q
period 2015-04-04
Cartesian, Inc.
filed 2015-05-19
CIK 1094814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 4, 2015

or

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

As of May 14, 2015, Cartesian had outstanding 8,729,148 shares of common stock.

CARTESIAN, INC. INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CARTESIAN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(unaudited)

	April 4,	January 3,
	2015	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,839	$12,999
Accounts receivable, net	10,762	13,527
Inventory	3,000	3,000
Prepaid and other current assets	1,832	1,747
Total current assets	29,433	31,273

NONCURRENT ASSETS:
Property and equipment, net	1,748	1,292
Goodwill	7,817	8,015
Deferred income tax assets	878	1,085
Other noncurrent assets	804	611
Total Assets	$40,680	$42,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$2,296	$1,806
Current borrowings	3,269	3,269
Liability for derivatives	462	337
Accrued payroll, bonuses and related expenses	4,171	3,899
Accrued severance liability and related costs	-	1,694
Deferred revenue	2,134	1,665
Other accrued liabilities	1,109	986
Total current liabilities	13,441	13,656

NONCURRENT LIABILITIES:
Deferred income tax liabilities	752	722
Deferred revenue	241	330
Other noncurrent liabilities	283	151
Total noncurrent liabilities	1,276	1,203

Commitments and contingencies (Note 8)

Total stockholders’ equity	25,963	27,417
Total Liabilities and Stockholders’ Equity	$40,680	$42,276

See notes to unaudited condensed consolidated financial statements.

CARTESIAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

(unaudited)

	Thirteen Weeks Ended
	April 4,	March 29,
	2015	2014
Revenues	$18,050	$16,237
Cost of services	11,372	10,310
Gross Profit	6,678	5,927
Selling, general and administrative expenses (includes non-cash share-based compensation expense of $301 and $174, respectively)	7,306	5,919
(Loss) income from operations	(628)	8
Other expense:
Interest expense, net	(60)	(8)
Discount on note payable and transaction costs	-	(1,528)
Incentive warrants expense	(38)	-
Change in fair value of warrants and derivative liabilities	(125)	(17)
Total other expense	(223)	(1,553)
Loss before income taxes	(851)	(1,545)
Income tax provision	(170)	(29)
Net loss	(1,021)	(1,574)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(681)	137
Comprehensive loss	$(1,702)	$(1,437)

Net loss per common share
Basic and diluted	$(0.13)	$(0.22)

Weighted average shares used in calculation of net loss per basic and diluted common share	8,090	7,312

See notes to unaudited condensed consolidated financial statements.

CARTESIAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	For the Thirteen Weeks Ended
	April 4,	March 29,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,021)	$(1,574)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	220	187
Share-based compensation	301	174
Deferred tax expense	170	29
Discount on note payable	-	1,265
Change in fair value of warrants and derivative liabilities	125	17
Incentive warrants expense	38	-
Other changes in operating assets and liabilities:
Accounts receivable, net	2,504	(5,460)
Prepaid and other assets	(290)	93
Trade accounts payable	528	1,036
Deferred revenue	772	959
Accrued severance liability and related costs	(1,694)	-
Accrued liabilities	54	628

Net cash provided by (used in) operating activities	1,707	(2,646)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(370)	(67)

Net cash used in investing activities	(370)	(67)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(92)	(14)
Borrowing on note payable	-	3,269
Issuance of common stock	-	2,000
Equity issuance costs	-	(129)

Net cash (used in) provided by financing activities	(92)	5,126

Effect of exchange rate on cash and cash equivalents	(405)	43

Net increase in cash and cash equivalents	840	2,456
Cash and cash equivalents, beginning of period	12,999	13,780
Cash and cash equivalents, end of period	$13,839	$16,236

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$63	$-
Accrued property and equipment additions	$317	$158

See notes to unaudited condensed consolidated financial statements.

CARTESIAN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Reporting

The condensed consolidated financial statements and accompanying notes of Cartesian, Inc. and its subsidiaries ("Cartesian," "we," "us," "our" or the "Company") as of April 4, 2015, and for the thirteen weeks ended April 4, 2015 and March 29, 2014 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the Company’s condensed consolidated financial position, results of operations, and cash flows as of these dates and for the periods presented. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Consequently, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements nor those normally made in the Company’s Annual Report on Form 10-K. Accordingly, reference should be made to the Company’s annual consolidated financial statements and notes thereto for the fiscal year ended January 3, 2015, included in the 2014 Annual Report on Form 10-K (“2014 Form 10-K”) for additional disclosures, including a summary of the Company’s accounting policies. The Condensed Consolidated Balance Sheet as of January 3, 2015 included in this report has been derived from the audited Consolidated Balance Sheet at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Company has evaluated subsequent events for recognition or disclosure through the date these unaudited condensed consolidated financial statements were issued.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the thirteen weeks ended April 4, 2015 are not necessarily indicative of the results to be expected for the full year ending January 2, 2016.

Revenue Recognition - The Company recognizes revenue from time and materials consulting contracts in the period in which its services are performed. In addition to time and materials contracts, the Company also has fixed fee contracts. The Company recognizes revenues on milestone or deliverables-based fixed fee contracts and time and materials contracts not to exceed contract price using the percentage of completion-like method described by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 605-35," Revenue Recognition - Construction-Type and Production-Type Contracts". For fixed fee contracts where services are not based on providing deliverables or achieving milestones, the Company recognizes revenue on a straight-line basis over the period during which such services are expected to be performed. In connection with some fixed fee contracts, the Company may receive payments from customers that exceed revenues up to that point in time. The Company records the excess of receipts from customers over recognized revenue as deferred revenue. Deferred revenue is classified as a current liability to the extent it is expected to be earned within twelve months from the date of the balance sheet.

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

Managed Services Implementation Revenues and Costs - Managed service arrangements provide for the delivery of a software or technology based solution to clients over a period of time without the transfer of a license or a software sale to the customer. For long-term managed service agreements, implementation efforts are often necessary to develop the software utilized to deliver the managed service. Costs of such implementation efforts may include internal and external costs for coding or customizing systems and costs for conversion of client data. The Company may invoice its clients for implementation fees at the go-live date of the underlying software. Lump sum implementation fees received from clients are initially deferred and recognized on a pro-rata basis as services are provided. Specific, incremental and direct costs of implementation incurred prior to the services going live are deferred pursuant to FASB ASC 605-35-25 and amortized over the period that the related ongoing services revenue is recognized to the extent that the Company believes the recoverability of the costs from the contract is probable. If a client terminates a managed services arrangement prior to the end of the contract, a loss on the contract may be recorded, if applicable, and any remaining deferred implementation revenues and costs would then be recognized into earnings generally over the remaining service period through the termination date. During the thirteen weeks ended April 4, 2015 and March 29, 2014, implementation costs of $97,000 and $150,000, respectively, related to managed service contracts were deferred.

Research and Development and Software Development Costs - During the thirteen weeks ended April 4, 2015 and March 29, 2014, software development costs of $208,000 and $204,000, respectively, were expensed as incurred. During the thirteen weeks ended April 4, 2015, $177,000 of internal use software development costs were capitalized. No software development costs were capitalized during the thirteen weeks ended March 29, 2014.

Foreign Currency Transactions and Translation - Cartesian Limited and the international operations of Cambridge Strategic Management Group, Inc. conduct business primarily denominated in their respective local currency, which is their functional currency. Assets and liabilities have been translated to U.S. dollars at the period-end exchange rates. Revenues and expenses have been translated at exchange rates which approximate the average of the rates prevailing during each period. Translation adjustments are reported as a separate component of other comprehensive loss in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Accumulated other comprehensive loss resulting from foreign currency translation adjustments totaled $5.3 million and $4.6 million as of April 4, 2015 and January 3, 2015, respectively, and is included in Total Stockholders’ Equity in the Condensed Consolidated Balance Sheets. Assets and liabilities denominated in other than the functional currency of a subsidiary are re-measured at rates of exchange on the balance sheet date. Resulting gains and losses on foreign currency transactions are included in the Company’s results of operations. During the thirteen weeks ended April 4, 2015, realized and unrealized exchange losses of $168,000 were included in our results of operations, while realized and unrealized exchange gains of $58,000 were included in our results of operations during the thirteen weeks ended March 29, 2014.

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

In accordance with the provisions of FASB ASC 260, "Earnings per Share," the Company uses the treasury stock method for calculating the dilutive effect of employee stock options, non-vested shares and warrants. The employee stock options, non-vested shares and warrants will have a dilutive effect under the treasury stock method only when average market value of the underlying Company common stock during the respective period exceeds the assumed proceeds. For share-based payment awards with a performance condition, the Company must first use the guidance on contingently issuable shares in FASB ASC 260-10 to determine whether the awards should be included in the computation of diluted earnings per share for the reporting period. For all non-vested performance-based awards, the Company determines the number of shares, if any, that would be issuable at the end of the reporting period if the end of the reporting period were the end of the contingency period. In applying the treasury stock method, assumed proceeds include the amount, if any, the employee must pay upon exercise, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the options and the vesting of non-vested shares. For the thirteen weeks ended April 4, 2015 and March 29, 2014, approximately 207,389 shares and 58,851 shares, respectively, related to outstanding stock options, non-vested shares and warrants that otherwise would have been included in the diluted earnings per share calculation were not included because they would have been anti-dilutive due to our net loss for those periods.

Accounts Receivable - The Company has entered into agreements with third-party financial institutions under which it can selectively elect to transfer to the financial institutions accounts receivable with certain of the Company’s largest, international customers on a non-recourse basis.  These agreements give the Company optionality to convert outstanding accounts receivable to cash. For any transfer of accounts receivable under these agreements that qualifies as a sale, the Company applies the guidance in FASB ASC 860, “Transfers and Servicing – Sales of Financial Assets”, which requires the derecognition of the carrying value of those accounts receivable on the Condensed Consolidated Balance Sheets and recognition of a loss on the sale of an asset in operating expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss. The loss is determined at the date of transfer based upon the amount at which the accounts receivable are transferred less any fees, discounts and other charges provided under the agreements. For the thirteen weeks ended April 4, 2015 and for the year ended January 3, 2015, $5.8 million and $6.4 million, respectively, in accounts receivable were transferred pursuant to these agreements which qualified as sales of receivables and the related carrying amounts were derecognized. The loss on the sale of these accounts receivable recorded in the Condensed Consolidated Statements of Operations and Comprehensive Loss was immaterial for the period ended April 4, 2015. No amounts were transferred under such agreements during the first quarter of fiscal 2014.

Inventory – In accordance with the provisions of FASB ASC 330, “Inventory,” the Company’s inventory is stated at the lower of cost, using the first-in, first-out (FIFO) method, or fair value. As of April 4, 2015, the Company had $3.0 million in inventory, all of which was finished goods. Provisions for estimated excess and obsolete inventory may be recorded based on reviews of inventory quantities on hand and the latest forecasts of product demand and inventory utilization requirements from customers. There was no provision for estimated excess or obsolete inventory as of April 4, 2015. All inventory was purchased from Elutions Inc. (“Elutions”), which owns more than five percent of the outstanding shares of common stock of the Company.

Recent Accounting Pronouncements - In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“FASB ASU 2014-09”). This standard update clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards. The standard update intends to provide a more robust framework for addressing revenue issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; and provide more useful information to users of financial statements through improved disclosure requirements. Upon adoption of this standard update, we expect that the allocation and timing of revenue recognition will be impacted. The provisions of FASB ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and are to be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. Early application is not permitted. In April 2015 the FASB proposed a one-year deferral period for adoption of the new guidance as well as proposing permission for companies to “early” adopt using the original effective dates. The Company is currently evaluating the impact that this standard update will have on its consolidated financial statements.

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

Incentive Warrant

Under the Incentive Warrant, Elutions can earn the right to purchase up to 3,400,000 shares of common stock of the Company at prices ranging from $3.85 per share to $4.85 per share based on the Company's financial results as described below. The Incentive Warrant expires on March 18, 2020. The right to exercise the Incentive Warrant to acquire shares is subject to satisfaction of certain performance conditions based on revenues or cash received by the Company under customer contracts acquired jointly with Elutions through a five-year period from March 18, 2014 until March 18, 2019. The Incentive Warrant may vest upon satisfaction of the performance conditions during the five-year period. The number of shares of common stock for which the Incentive Warrant may become exercisable during each year in the five-year period under the vesting provisions is determined by dividing four percent of such revenues and cash recognized or received by the Company in such year by the warrant exercise price per share for that year. In addition, the right to acquire shares may vest at the end of the five-year period for contracts that have been signed and with respect to which revenues are expected to be earned or cash is expected to be received after the end of the five-year period. The exercise price increases $0.25 per year for shares earned in each year of the five-year period and is payable in cash, provided that Elutions has the right to utilize a cashless exercise procedure to acquire shares of common stock under the Incentive Warrant for a limited period of time each year after the right to acquire such shares vests. Any shares utilized to exercise such cashless exercise right will not reduce the maximum number of shares that may be earned and acquired under the Incentive Warrant, but shares utilized to pay the exercise price would no longer be treated as locked in or vested under the Incentive Warrant.

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

The parties have agreed on a general framework for pursuing, entering into and implementing customer contracts, which includes providing for joint and separate client pursuits and marketing on an initial and ongoing basis, procedures for contracting with clients, procedures for interface between the parties, limited exclusivity requirements of Elutions relating to identified prospects and clients of the Company, intellectual property rights of Elutions to its products and related restrictions, restrictions regarding use of confidential information, limitations on liability of the parties, independent contractor status of the parties, limitations on publicity by the parties, and dispute resolution, including arbitration. The parties also agreed to a framework for certain initial inventory orders and reorders by the Company from Elutions, and related commitments, timing and pricing procedures, when the Company is the prime contracting party under certain client statements of work. The parties intend that specific pricing and allocation provisions and other specific commercial terms will be included in individual client statements of work, subject to mutually agreed gross margin requirements for the benefit of the Company.

Accounting Treatment

The fair value of the Note and the Holder Redemption Option were determined using a binomial lattice model. The model requires the following inputs: (i) price of the Company’s common stock; (ii) the expected life of the instrument or derivative; (iii) risk-free interest rate; (iv) estimated dividend yield, and (v) estimated stock volatility. Assumptions used in the calculation require significant management judgment.

The following table sets forth the Level 3 inputs to the binomial lattice model that were used to determine the fair value of the Note and the Holder Redemption Option:

	April 4, 2015	January 3, 2015
Common stock price	$3.54	$4.25
Dividend yield	0.0%	0.0%
Expected term	1. 5 years	1.75 years
Risk-free interest rate	1.2%	1.5%
Estimated stock volatility	45.0%	45.0%

In addition, the Company determined that the provision of the Note that permits Cartesian Limited to prepay the Note after 18 months if the trading price of the Company's common stock exceeds $5.50 per share for a specified period of time is an embedded derivative asset that requires bifurcation (the “Issuer Call Option”). As of April 4, 2015 and January 3, 2015, the fair value of the Issuer Call Option was determined to be immaterial.

The Holder Redemption Option was determined to be an embedded derivative liability that must be bifurcated and recorded as a liability. To determine the fair value of the Holder Redemption Option, management evaluates assumptions that require significant judgment. Changes in certain inputs to the valuation model, including the Company’s period end stock price and stock volatility, can have a significant impact on the estimated fair value. The fair value recorded for the Holder Redemption Option may vary significantly from period to period. This variability may result in the actual liability for a period either above or below the estimates recorded in the Company’s consolidated financial statements, resulting in significant fluctuations in other income (expense) as a result of the corresponding non-cash gain or loss recorded.

The Company has classified the Holder Redemption Option as a Level 3 liability and changes in the fair value of the Holder Redemption Option are recognized in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company reassesses the fair value of this liability on a quarterly basis. Based on that assessment, the Company recognized increases of $125,000 and $60,000 in the fair value of this liability during the thirteen weeks ended April 4, 2015 and during the year ended January 3, 2015 after the issuance of the Note, respectively.

Because the Company measures the Holder Redemption Option at fair value on a recurring basis transfers, if any, between the levels of the fair value hierarchy are recognized at the end of the fiscal quarter in which the change in circumstances that caused the transfer occurred. There were no transfers between Level 1, 2 or 3 liabilities during the thirteen weeks ended April 4, 2015 or during the year ended January 3, 2015.

The carrying value of the Note as of April 4, 2015 and January 3, 2015 was $3,269,000 and as of April 4, 2015 and January 3, 2015 the fair value of the Note was $3,098,000 and $3,089,000, respectively. The Incentive Warrant and Tracking Warrant are accounted for as equity instruments.

The vesting of the Incentive Warrant is contingent on services to be provided by Elutions and the achievement of performance conditions by Elutions. The Incentive Warrant had zero fair value as of January 3, 2015. During the first quarter of fiscal 2015, Elutions earned 24,786 vested shares under the Incentive Warrant and the Company recognized $38,000 of expense related to these vested shares for the period ended April 4, 2015.

As of April 4, 2015, liabilities recorded at fair value on a recurring basis consist of the following (in thousands):

		Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
	Total	Level 1	Level 2	Level 3

Holder Redemption Option	$462	-	-	$462

The following table summarizes changes to the fair value of the Tracking Warrant and Holder Redemption Option, which are Level 3 liabilities (in thousands):

Holder Redemption Option

Fair value at January 3, 2015	$337
Total unrealized losses	125
Fair value at April 4, 2015	$462

As a result of the relative fair values of the instruments and the allocation of proceeds to the instruments and derivative there was a debt discount recognized during the thirteen weeks ended March 29, 2014. Amortization of the debt discount was $1,265,000 during the thirteen weeks ended March 29, 2014. The discount was recognized as Other Expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss at the Closing due to the fact that the Note may be called by the holder at any time.

In addition, the Company incurred expenses in the amount of $392,000 during the quarter ended March 29, 2014, related to the transaction. Transaction costs were allocated between the liability and equity components based on the proportion of the fair value of each component to total proceeds at issuance. Transaction costs of $263,000 were allocated to liabilities and transaction costs of $129,000 were allocated to equity during the quarter ended March 29, 2014. The transaction costs allocated to liabilities were treated as debt issuance costs and were recognized as Other Expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) in the period in which they were incurred due to the fact that the Note may be called by the holder at any time. The transaction costs allocated to equity were treated as equity issuance costs and reduced equity at the time of issuance.

3. Goodwill and Long-Lived Assets

The changes in the carrying amount of goodwill for the thirteen weeks ended April 4, 2015 are as follows (in thousands):

	North
	America	EMEA	Total
Balance as of January 3, 2015	$3,947	$4,068	$8,015
Changes in foreign currency exchange rates	-	(198)	(198)

Balance as of April 4, 2015	$3,947	$3,870	$7,817

The Company evaluates goodwill for impairment on an annual basis on the last day of the first fiscal month of the fourth quarter and whenever events or circumstances indicate that these assets may be impaired. The Company performs its impairment testing for goodwill in accordance with FASB ASC 350, “Intangibles-Goodwill and Other.” Management determined that there were no events or changes in circumstances during the thirteen weeks ended April 4, 2015 which indicated that goodwill needed to be tested for impairment during the period.

The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets might not be recoverable in accordance with the provisions of FASB ASC 360, “Property, Plant and Equipment.” Management determined that there were no events or changes in circumstances during the thirteen weeks ended April 4, 2015 which indicated that long-lived assets needed to be reviewed for impairment during the period.

4. Share-Based Compensation

The Company issues stock option awards and non-vested share awards under its share-based compensation plans. The key provisions of the Company's share-based compensation plans are described in Note 4 to the Company's consolidated financial statements included in the 2014 Form 10-K.

The Company recognized income tax benefits of $15,000 related to share-based compensation arrangements during the thirteen weeks ended April 4, 2015. The Company recognized no income tax benefits related to share-based compensation arrangements during the thirteen weeks ended March 29, 2014.

1998 Equity Incentive Plan

In April 2015, our Board of Directors approved an amendment and restatement of the Company's 1998 Equity Incentive Plan (the "Equity Plan"), subject to stockholder approval at the 2015 annual meeting of stockholders to be held on June 16, 2015. If the amendment and restatement of the Equity Plan is approved by the stockholders, the cumulative number of shares of common stock that are available for issuance (inclusive of shares previously issued) under the Equity Plan will increase by 500,000 shares from 2,305,659 to 2,805,659 shares. The proposed amendments to the Equity Plan also include proposed changes in the method of counting shares under the Equity Plan, proposed changes in the minimum vesting period for restricted stock awards and restricted stock unit awards under the Equity Plan, extension of the expiration date of the Equity Plan from June 8, 2019 to June 16, 2025 and authorization of the cash-out of awards in connection with certain corporate transactions involving the Company. If the amendment and restatement of the Equity Plan is not approved by the stockholders, the Equity Plan will continue in its current form until subsequently amended in accordance with its terms.

Stock Options

A summary of the option activity under the Equity Plan, as of April 4, 2015 and changes during the thirteen weeks then ended is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at April 4, 2015 and January 3, 2015	307,753	$8.54

Options vested and expected to vest at April 4, 2015	296,378	$8.71

Options exercisable at April 4, 2015	250,252	$9.60

The Company did not grant any stock option awards during the thirteen weeks ended April 4, 2015, while 70,000 stock option awards were granted during the thirteen weeks ended March 29, 2014. During the thirteen weeks ended April 4, 2015 and March 29, 2014 the Company recorded $25,000 and $5,000, respectively, of stock-based compensation expense in connection with stock option awards. As of April 4, 2015, there was $51,000 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock option awards, and this unrecognized expense is expected to be recognized over a weighted average period of 21 months. As of January 3, 2015, there was $78,000 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock option awards.

Non-vested Shares

Service-Based Non-vested Share Awards - A summary of the status of service-based non-vested share awards issued under the Equity Plan, as of April 4, 2015 and changes during the thirteen weeks then ended is presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value per share
Outstanding at January 3, 2015	81,000	$3.93
Vested	(81,000)	$3.93
Outstanding at April 4, 2015	-	$-

The Company’s service-based non-vested share awards are valued at the date of grant based on the closing market price of the Company’s common stock, and are expensed on a graded vesting schedule over the vesting period. During the thirteen weeks ended April 4, 2015 and March 29, 2014 the Company recorded $53,000 and $17,000, respectively, of stock-based compensation expense in connection with service-based non-vested share awards. As of April 4, 2015, there is no unrecognized stock-based compensation expense, net of estimated forfeitures, related to service-based non-vested share awards. As of January 3, 2015, there was an estimated $54,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to service-based non-vested share awards.

Performance-Based Non-vested Share Awards - A summary of the status of performance-based non-vested share awards issued under the Equity Plan, as of April 4, 2015 and changes during the thirteen weeks then ended is presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value per share
Outstanding at January 3, 2015	652,999	$3.19
Vested	(50,233)	$3.14
Forfeited	(53,939)	$3.14
Outstanding at April 4, 2015	548,827	$3.20

On March 10, 2014, the Company granted 40,000 shares of non-vested stock that vest in proportion to the ratio that the Company's "Cumulative Net Non-GAAP EBITDA" achieved over a three-year performance period compares to the Cumulative Net Non-GAAP EBITDA goal of $10.5 million. All 40,000 non-vested shares had a grant date fair value of $3.93 per share. The first potential vesting date was the Company's earnings release date for its 2015 first fiscal quarter and each subsequent potential vesting date is each of the Company's quarterly earnings release dates thereafter through the release date for the first quarter of 2017. Shares not vested as of the release date for the first quarter of 2017 are forfeited. On April 8, 2013, the Company granted performance-based non-vested share awards for a total of 800,000 shares of Common Stock to various executive officers and employees of the Company that vest in proportion to the ratio that the Company's "Cumulative Net Non-GAAP EBITDA" achieved over a four-year performance period compares to the Cumulative Net Non-GAAP EBITDA goal of $14 million. All 800,000 non-vested shares had a grant date fair value of $3.14 per share. The first potential vesting date was the Company's earnings release date for its 2014 first fiscal quarter and each subsequent potential vesting date is each of the Company's quarterly earnings release dates thereafter through the release date for the first quarter of 2017. Shares not vested as of the release date for the first quarter of 2017 are forfeited. Except for termination of employment in certain circumstances following a change of control, the unvested portion of an award is forfeited upon any termination of employment. Under the terms of an award, vesting is partially accelerated and the award is converted to a time-vested award upon a change of control of the Company.

Share-based compensation cost for performance-based non-vested share awards is measured at the grant date based on the fair value of shares expected to be earned at the end of the performance period, based on the closing market price of the Company’s common stock on the date of grant, and is recognized as expense using the straight-line method over the performance period based upon the probable number of shares expected to vest. The Company estimates and excludes compensation cost related to awards not expected to vest based upon estimated forfeitures. During the thirteen weeks ended April 4, 2015 and March 29, 2014, the Company recorded $216,000 and $150,000, respectively, of share-based compensation expense in connection with performance-based non-vested share awards. As of April 4, 2015, there was an estimated $1.1 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to performance-based non-vested share awards. The Company currently expects that the performance conditions related to its outstanding performance-based non-vested share awards will be achieved and the unrecognized compensation cost at April 4, 2015 related to performance-based non-vested share awards is expected to be recognized over a period of 18 months.

2000 Supplemental Stock Plan

A summary of the option activity under the Company's 2000 Supplemental Stock Plan (the "Supplemental Stock Plan") as of April 4, 2015 and changes during the thirteen weeks then ended is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at January 3, 2015	82,600	$11.33
Forfeited/cancelled	(15,500)	$11.27

Outstanding at April 4, 2015	67,100	$11.35

Options vested and exercisable at April 4, 2015	67,100	$11.35

No awards have been granted under the Supplemental Stock Plan since it expired on May 23, 2010. There were no options exercised during the thirteen weeks ended April 4, 2015 and March 29, 2014. As of April 4, 2015 there was no remaining unrecognized compensation cost, net of estimated forfeitures, related to the unvested portion of stock options issued under the Supplemental Stock Plan.

5. Supplemental Balance Sheet Information

Accrued payroll, bonuses and related expenses and Other accrued liabilities consist of the following (amounts in thousands):

	April 4, 2015	January 3, 2015

Accrued payroll, bonuses and related expenses
Accrued payroll	$813	$385
Accrued bonuses	996	2,482
Accrued payroll taxes	1,111	437
Accrued vacation	612	360
Accrued severance	438	100
Other	201	135
	$4,171	$3,899

Other accrued liabilities
Sales and value-added taxes payable	$427	$382
Other	682	604
	$1,109	$986

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

Management evaluates segment performance based upon income (loss) from operations, excluding share-based compensation (benefits) and depreciation. There were no inter-segment revenues during the thirteen weeks ended April 4, 2015 and March 29, 2014. In addition, in its administrative division, entitled "Not Allocated to Segments," the Company accounts for non-operating activity and the costs of providing corporate and other administrative services to all the segments, including, but not limited to, share-based compensation expense, depreciation expense, certain research and development costs, and costs related to the arbitration with the Company’s former Chief Executive Officer. For additional discussion of the arbitration costs, see Note 11, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements included in Item 8, Consolidated Financial Statements, of the 2014 Form 10-K. Summarized financial information concerning the Company's reportable segments is shown in the following table (amounts in thousands):

	North America	EMEA	Strategic Alliances	Not Allocated to Segments	Total
As of and for the thirteen weeks ended April 4, 2015:
Revenues	$7,918	$10,025	$107		$18,050
Income (loss) from operations	1,789	2,072	(352)	$(4,137)	(628)
Total assets	$6,647	$4,115	$3,000	$26,918	$40,680

As of the fiscal year ended January 3, 2015
Total assets	$7,398	$6,099	$3,030	$25,749	$42,276

As of and for the thirteen weeks ended March 29, 2014:
Revenues	$7,974	$8,263	$-	$-	$16,237
Income (loss) from operations	1,779	1,577	(145)	(3,203)	8
Total assets	$5,489	$11,778	$-	$27,450	$44,717

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

In accordance with the provisions of FASB ASC 280-10, revenues earned in the United States and internationally based on the location where the services are performed are shown in the following table (amounts in thousands):

	For the Thirteen Weeks Ended
	April 4, 2015	March 29, 2014
United States	$7,920	$7,946
International:
United Kingdom	9,713	7,761
Other	417	530
Total	$18,050	$16,237

In accordance with the provisions of FASB ASC 280-10, long-lived assets, excluding intangible assets, by geographic area are shown in the following table (amounts in thousands):

	Long-Lived Assets
	April 4, 2015	January 3, 2015
United States	$2,318	$1,673
United Kingdom	234	230
Total	$2,552	$1,903

Major customers in terms of significance to Cartesian’s revenues (i.e. in excess of 10% of revenues) and accounts receivable were as follows (amounts in thousands):

	Revenues
	For the thirteen weeks		For the thirteen weeks
	ended April 4, 2015		ended March 29, 2014
	North America	EMEA	North America	EMEA
Customer A		$4,750		$5,705
Customer B		$4,142		$283
Customer C	$3,374		$2,831
Customer D	$1,369		$1,718

	Accounts Receivable
	As of April 4, 2015	As of March 29, 2014
Customer A	$736	$5,492
Customer B	$2,022	$664
Customer C	$2,573	$1,945
Customer D	$1,328	$690

Revenues from the Company’s ten most significant customers accounted for approximately 90.8% and 86.5% of revenues during the thirteen weeks ended April 4, 2015 and March 29, 2014, respectively.

7. Income Taxes

During the thirteen weeks ended April 4, 2015 and March 29, 2014, the Company recorded an income tax provision of $170,000 and $29,000, respectively. The income tax provision for the thirteen weeks ended April 4, 2015 is primarily related to the generation of pre-tax book income within the Company’s UK operations in addition to deferred taxes recognized on goodwill amortized for income tax purposes but not for financial reporting purposes, while the tax provision for the thirteen weeks ended March 29, 2014 is related exclusively to deferred taxes recognized on goodwill amortized for income tax purposes but not for financial reporting purposes.

The Company has reserved all of its domestic net deferred tax assets as of April 4, 2015 and January 3, 2015 with a valuation allowance in accordance with the provisions of FASB ASC 740, “Income Taxes," which requires an estimation of the recoverability of the recorded income tax asset balances. As of April 4, 2015, the Company has recorded $32.7 million of valuation allowances attributable to its domestic net deferred tax assets. The determination of recording and releasing valuation allowances against deferred tax assets is made, in part, pursuant to the Company’s assessment as to whether it is more likely than not that the Company will generate sufficient future taxable income against which benefits of the deferred tax assets may or may not be realized. Significant judgment is required in making estimates regarding the Company’s ability to generate income in future periods.

The Company analyzes its uncertain tax positions pursuant to the provisions of FASB ASC 740 “Income Taxes.” There was no material activity related to the liability for uncertain tax positions during the thirteen weeks ended April 4, 2015 and March 29, 2014, and the Company has determined it does not have any material uncertain tax positions requiring reserves at April 4, 2015.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2000. As of April 4, 2015, the Company has no income tax examinations in process.

8. Commitments and Contingencies

The Company is not subject to any material litigation as of April 4, 2015. However, the Company may become involved in various legal and administrative actions arising in the normal course of business. These could include actions brought by taxing authorities challenging the employment status of consultants utilized by the Company. In addition, future customer bankruptcies could result in additional claims on collected balances for professional services near the bankruptcy filing date. When management has determined that it is probable that an asset has been impaired or a liability had been incurred related to an action, claim or assessment and the amount of loss can be reasonably estimated, the Company will record a liability for such estimated loss in the appropriate accounting period. The resolution of any of such actions, claims, or the matters described above may have an impact on the financial results for the period in which they occur.

During the first quarter of fiscal 2015, the Company renewed an agreement under which it had a commitment to purchase a minimum of $412,000 in computer software over a three-year period. As of April 4, 2015, the Company had an obligation of $275,000 remaining under this commitment. As of January 3, 2015, the Company had completely satisfied its obligations under the original agreement.

9. Common Stock Repurchase Program

On February 27, 2014, the Company announced that its Board of Directors had approved a common stock repurchase program under which the Company may repurchase up to $2 million of Company common stock through June 30, 2015. Under the program, repurchases may be made by the Company from time to time in the open market or through privately negotiated transactions depending on market conditions, share price and other factors. The stock repurchase program may be modified or discontinued at any time by the Board of Directors. The Company expects to fund repurchases through cash on hand, future cash flow from operations and future borrowings. In order to facilitate repurchases, the Company entered into a Rule 10b5-1 plan, which permits stock repurchases when the Company might otherwise be precluded from doing so under insider trading laws or because of self-imposed trading blackout periods. As of April 4, 2015, no stock repurchases have been made under this plan.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements. In addition to historical information, this quarterly report contains forward-looking statements. Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements of assumptions underlying such statements, and statements of the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future. Forward-looking statements can often be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "should," "could," "intends," "plans," "estimates" or "anticipates," variations thereof or similar expressions. Certain risks and uncertainties could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause a difference include, but are not limited to, our ability to successfully implement the strategic relationship with Elutions, conditions in the industry sectors that we serve, including the slowing of client decisions on proposals and project opportunities along with scope reduction of existing projects, overall economic and business conditions, our ability to retain the limited number of large clients that constitute a major portion of our revenues, our ability to protect client or Cartesian data or information systems from security breaches and cyber-attacks, technological advances and competitive factors in the markets in which we compete, and the factors discussed in the sections entitled "Cautionary Statement Regarding Forward-Looking Information" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended January 3, 2015 (“2014 Form 10-K”). Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date of this report. We undertake no obligation to revise, or publicly release the results of any revision to, these forward-looking statements. Readers should carefully review the cautionary statements contained in our 2014 Form 10-K and in other documents that we file from time to time with the Securities and Exchange Commission.

The following should be read in connection with Management's Discussion and Analysis of Financial Condition and Results of Operations as presented in our 2014 Form 10-K.

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

Strategic alliance partnerships are a key element of our strategy. To complement our focus on leveraging our Ascertain software at the core of our offerings to build a more sustainable model, we also leverage third-party platforms. On February 25, 2014, we entered into a strategic alliance and Investment Agreement with Elutions, Inc. ("Elutions"), a provider of operational business intelligence solutions. With regard to the commercial relationship, Elutions is an established firm and a leading provider of smart building and smart asset management solutions for energy management. Elutions uniquely combines technology and expertise to enable a machine-to-machine automated control and optimization of commercial and technical sites in a manner that can deliver significant energy savings with existing building infrastructure by optimizing use. Elutions’ end-to-end solution includes web-enabled application software, wireless and wireline networking hardware, energy management bureau services and engineering and integration services. In the communications sector that we primarily serve, energy consumption is a large and often sub-optimized component of operating costs and an area that continues to escalate as service providers invest in areas like datacenters. We believe that, together with Elutions, our joint value proposition is compelling and involves energy savings combined with operational intelligence and improvement with limited investment combined with a rapid payback for our clients. We are currently Elutions’ exclusive partner with respect to certain prospective clients in the communications sector in North America and the UK. In the partnership, Cartesian is providing lead generation to Elutions, assisting with sales and marketing activities, priming contracts for Elutions with our clients, program managing the solution, and working with Elutions to deliver additional energy savings and operational benefits through the term of each customer managed service contract. Ultimately, Cartesian and Elutions intend to work jointly on evolving the product by utilizing joint software capabilities and capacities. This relationship potentially creates a new growth avenue for Cartesian that is closely adjacent to our skill sets and leverages our existing client relationships. See Note 2, Strategic Alliance and Investment by Elutions, Inc., in the Notes to the Condensed Consolidated Financial Statements (Unaudited) included in Item 1, Condensed Consolidated Financial Statements (Unaudited), of this report for additional information.

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

Revenues are driven by the ability of our team to secure new project contracts and deliver those projects in a way that adds value to our clients in terms of return on investment or assisting clients to address a need or implement change. For the thirteen weeks ended April 4, 2015, revenues increased 11.2% to $18.1 million from $16.2 million for the thirteen weeks ended March 29, 2014, driven by improvements within the EMEA segment. Our international revenues were approximately 56.1% of total revenues for the thirteen weeks ended April 4, 2015 as compared to 51.1% for the thirteen weeks ended March 29, 2014. Our revenues are denominated in multiple currencies and are impacted by currency rate fluctuations. The impact of the change in foreign currency translation rates used during the first quarter of fiscal 2015 as compared to the comparable prior year period had a significant unfavorable impact on our current year reported revenues.

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

Gross margins were 37.0% in the thirteen weeks ended April 4, 2015 compared to 36.5% in the thirteen weeks ended March 29, 2014. In general, the most significant items that impact our margins include the mix of project types, utilization of personnel and competitive pricing decisions, including volume discounts.

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

Selling, general and administrative expenses were $7.3 million for the thirteen weeks ended April 4, 2015 compared to $5.9 million for the thirteen weeks ended March 29, 2014. In addition to operating cost increases associated with revenue growth, the increase is primarily related to increases in non-cash expenses of $0.4 million, including an increase in non-cash share-based compensation expense and an increase in non-cash expense related to foreign currency translation, and to costs of $0.5 million in the first quarter of fiscal 2015 relating to the Elutions alliance and related technical solutions. We continue to evaluate selling, general and administrative expenses in an effort to maintain an appropriate cost structure relative to revenue levels.

Other expense for the thirteen weeks ended April 4, 2015 and March 29, 2014 was $0.2 million and $1.6 million, respectively. The thirteen weeks ended March 29, 2014 included amortization of the promissory note discount and certain transaction costs on the Elutions transaction of $1.5 million, which were expensed that quarter. Other expenses also include interest expense on the promissory note, expense related to the change in fair value of the warrant and derivative liabilities embedded in the promissory note, and incentive warrant expense. See Note 2, Strategic Alliance and Investment by Elutions, Inc., in the Notes to the Condensed Consolidated Financial Statements (Unaudited), included in Item 1, Condensed Consolidated Financial Statements (Unaudited), of this report.

During the thirteen weeks ended April 4, 2015 and March 29, 2014, we recorded an income tax provision of $170,000 and $29,000, respectively. The provision for the thirteen weeks ended April 3, 2015 related to taxable income within the Company’s UK operations and deferred taxes recognized on goodwill amortized for income tax purposes but not for financial reporting purposes while the provision for the thirteen weeks ended March 29, 2014 related exclusively to goodwill amortized for income tax purposes but not for financial reporting purposes.

We recorded net losses of $1.0 million and $1.6 million for the thirteen weeks ended April 4, 2015 and March 29, 2014, respectively. The thirteen weeks ended March 29, 2014 included $1.5 million of costs incurred for the Elutions transaction.

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

Cash and cash equivalents increased by $0.8 million during the thirteen weeks ended April 4, 2015 due primarily to conversion of working capital to cash of $1.9 million offset partially by $0.2 million of negative cash flows from operations (after adding back non-cash items to our net loss and before changes in working capital), $0.4 million utilized for acquisitions of property and equipment, a $0.4 million negative impact of exchange rate fluctuations, and $0.1 utilized for repurchases of common stock for employee income tax withholding. The net decrease in working capital other than cash during the thirteen weeks ended April 4, 2015 was related primarily to decreases in accounts receivable of $2.5 million due to the timing of collections, including accounts receivable transferred under our agreements with third-party financial institutions, and increases in trade accounts payable and deferred revenue of $1.3 million, offset partially by a decrease in accrued severance liability and related costs funded in the quarter of $1.7 million . At April 4, 2015, we had working capital of approximately $16.0 million.

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

Impairment of Goodwill and Long-lived Assets - As of April 4, 2015, we had $7.8 million in goodwill, which is subject to periodic review for impairment. FASB ASC 350 “Intangibles-Goodwill and Other” requires an evaluation of indefinite-lived intangible assets and goodwill annually and whenever events or circumstances indicate that such assets may be impaired. The evaluation is conducted at the reporting unit level and compares the calculated fair value of the reporting unit to its book value to determine whether impairment has been deemed to occur. As of April 4, 2015, we had approximately $3.9 million in goodwill allocated to each of the North America and EMEA reporting units, respectively. Any impairment charge would be based on the most recent estimates of the recoverability of the recorded goodwill. If the remaining book value assigned to goodwill in an acquisition is higher than the estimated fair value of the reporting unit, there is a requirement to write down these assets.

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

Revenue Recognition - We recognize revenues from time and materials consulting contracts in the period in which our services are performed. We recognized $5.9 million and $3.4 million in revenues from time and materials contracts during the thirteen weeks ended April 4, 2015 and March 29, 2014, respectively. In addition to time and materials contracts, we also enter into fixed fee contracts. We recognize revenues on milestone or deliverables-based fixed fee contracts and time and materials contracts not to exceed contract price using the percentage of completion-like method described by FASB ASC 605-35, "Revenue Recognition - Construction-Type and Production-Type Contracts." For fixed fee contracts where services are not based on providing deliverables or achieving milestones, we recognize revenues on a straight-line basis over the period during which such services are expected to be performed. During the thirteen weeks ended April 4, 2015 and March 29, 2014, we recognized $12.2 million and $12.8 million in revenues on fixed fee contracts, respectively. In connection with some fixed fee contracts, we receive payments from customers that exceed recognized revenues. We record the excess of receipts from customers over recognized revenue as deferred revenue. Deferred revenue is classified as a current liability to the extent it is expected to be earned within twelve months from the date of the balance sheet.

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

Fair Value Measurement – We utilize the methods of fair value measurement as described in FASB ASC 820, “Fair Value Measurements” to value our financial assets and liabilities, including the financial instruments issued in the transaction described in Note 2, Strategic Alliance and Investment by Elutions, Inc., in the Notes to the Condensed Consolidated Financial Statements (Unaudited) included in Item 1, Condensed Consolidated Financial Statements (Unaudited), of this report. As defined in FASB ASC 820, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, FASB ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

Accounting for Income Taxes - Accounting for income taxes requires significant estimates and judgments on the part of management. Such estimates and judgments include, but are not limited to, the effective tax rate anticipated to apply to tax differences that are expected to reverse in the future, the sufficiency of taxable income in future periods to realize the benefits of net deferred tax assets and net operating losses currently recorded and the likelihood that tax positions taken in tax returns will be sustained on audit. We account for income taxes in accordance with FASB ASC 740 "Income Taxes." As required by FASB ASC 740, we record deferred tax assets or liabilities based on differences between financial reporting and tax basis of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. FASB ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of April 4, 2015, cumulative valuation allowances in the amount of $32.7 million were recorded in connection with domestic net deferred income tax assets.

As required by FASB ASC 740, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the guidance. Pursuant to FASB ASC 740, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As of April 4, 2015, we have no recorded liability for unrecognized tax benefits.

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

Research and Development and Software Development Costs - Software development costs are accounted for in accordance with FASB ASC 985-20, “Software - Costs of Software to Be Sold, Leased, or Marketed” and FASB ASC 350-40, “Intangibles - Goodwill and Other - Internal-Use Software.” Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. We capitalize development costs incurred during the period between the establishment of technological feasibility and the release of the final product to customers if such costs are material. In addition, we capitalize software development costs for internal use software that we do not intend to market to third parties but use to deliver services. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, the date technological feasibility is reached, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. During the thirteen weeks ended April 4, 2015 and March 29, 2014, $208,000 and $204,000, respectively, of software development costs were expensed as incurred. During the thirteen weeks ended April 4, 2015, $177,000 of internal use software development costs were capitalized. No software development costs were capitalized during the thirteen weeks ended March 29, 2014.

Inventory - In accordance with the provisions of FASB ASC 330, “Inventory,” our inventory is stated at the lower of cost, using the first-in, first-out (FIFO) method, or fair value. As of April 4, 2015, we had $3.0 million in inventory, all of which was finished goods. All inventory was purchased from Elutions, Inc., which owns more than five percent of the outstanding shares of our common stock. See Note 2, Strategic Alliance and Investment by Elutions, Inc., in the Notes to the Condensed Consolidated Financial Statements (Unaudited) included in Item 1, Condensed Consolidated Financial Statements (Unaudited), of this report. Provisions for estimated excess and obsolete inventory may be recorded based on reviews of inventory quantities on hand and the latest forecasts of product demand and inventory utilization requirements from customers. There was no provision for estimated excess or obsolete inventory as of April 4, 2015.

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

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED APRIL 4, 2015 COMPARED TO THIRTEEN WEEKS ENDED MARCH 29, 2014

REVENUES

Revenues increased 11.2% to $18.1 million for the thirteen weeks ended April 4, 2015 from $16.2 million for the thirteen weeks ended March 29, 2014. The increase in revenues was related to our EMEA segment which experienced an increase in project volumes.

North America Segment - North America segment revenues were $7.9 million and $8.0 million for the thirteen weeks ended April 4, 2015 and March 29, 2014, respectively. During the thirteen weeks ended April 4, 2015, the North America segment provided services on 68 customer projects, compared to 69 projects performed in the thirteen weeks ended March 29, 2014. Average revenue per project was $116,000 for both thirteen week periods ended April 4, 2015 and March 29, 2014. Revenues recognized in connection with fixed price engagements totaled $6.1 million and $5.9 million for the thirteen weeks ended April 4, 2015 and March 29, 2014, respectively, representing 77.1% and 73.5% of the total revenues of the segment, respectively. There were no revenues from software licensing during both thirteen week periods ended April 4, 2015 and March 29, 2014.

EMEA Segment- EMEA segment revenues increased 21.3% to $10.0 million for the thirteen weeks ended April 4, 2015 from $8.2 million for the thirteen weeks ended March 29, 2014. The increase was primarily related to the continued growth in the number of consulting and solutioning engagements in the segment offset partially by unfavorable foreign currency translation of the segment’s functional currency to our reporting currency, the U.S. Dollar. During the thirteen weeks ended April 4, 2015 and March 29, 2014, this segment provided services on 190 and 124 customer projects, respectively. Average revenue per project was approximately $52,000 and $64,000 for the thirteen weeks ended April 4, 2015 and March 29, 2014, respectively. Revenues from post-contract software related support services were approximately $223,000 and $313,000 for the thirteen weeks ended April 4, 2015 and March 29, 2014, respectively. Revenues from software licensing during the thirteen weeks ended April 4, 2015 and March 29, 2014 were immaterial.

Strategic Alliances - Strategic Alliances segment revenues were immaterial for the thirteen weeks ended April 4, 2015 while no revenues were generated during the thirteen weeks ended March 29, 2014.

COST OF SERVICES

Cost of services increased 10.3% to $11.4 million for the thirteen weeks ended April 4, 2015 from $10.3 million for the thirteen weeks ended March 29, 2014. Our gross margin was 37.0% for the thirteen weeks ended April 4, 2015 compared to 36.5% for the thirteen weeks ended March 29, 2014. Exclusive of costs not allocated to segments, cost of services during the thirteen weeks ended April 4, 2015 were $4.8 million and $6.4 million in our North America and EMEA segments, respectively. Cost of services during the thirteen weeks ended March 29, 2014 were $5.0 million and $5.3 million in our North America and EMEA segments, respectively. Our North America segment gross margin was 39.9% for the thirteen weeks ended April 4, 2015 compared to 37.8% for the thirteen weeks ended March 29, 2014. The increase in gross margin in the first quarter of fiscal 2015 as compared to the same period of 2014 in our North America segment is primarily related to the mix of services provided to customers during the first quarter of fiscal 2015 as compared to 2014. Our EMEA segment gross margin was 36.0% for the thirteen weeks ended April 4, 2015, compared to 35.2% for the thirteen weeks ended March 29, 2014. For our Strategic Alliances segment, cost of services were immaterial for the thirteen weeks ended April 4, 2015 while no costs of services were incurred during the thirteen weeks ended March 29, 2014.

OPERATING EXPENSES

Selling, general and administrative expenses were $7.3 million for the thirteen weeks ended April 4, 2015 compared to $5.9 million for the thirteen weeks ended March 29, 2014. In addition to operating cost increases associated with revenue growth, the increase is primarily related to increases in non-cash expenses of $0.4 million, including an increase in non-cash share-based compensation expense and an increase in non-cash expense related to foreign currency translation, and to costs of $0.5 million in the first quarter of fiscal 2015 relating to the Elutions alliance and related technical solutions.

OTHER INCOME AND EXPENSE

Other expense for the thirteen weeks ended April 4, 2015 and March 29, 2014 was $0.2 million and $1.6 million, respectively. The thirteen weeks ended March 29, 2014 included $1.5 million of amortization of the promissory note discount and certain transaction costs related to the Elutions transaction. Other expense for the thirteen weeks ended April 4, 2015, also includes interest expense on the promissory note, expense related to the change in fair value of the warrant and derivative liabilities embedded in the promissory note and incentive warrant expense. See Note 2, Strategic Alliance and Investment by Elutions, Inc., in the Notes to the Condensed Consolidated Financial Statements (Unaudited), included in Item 1, Condensed Consolidated Financial Statements (Unaudited), of this report.

INCOME TAXES

During the thirteen weeks ended April 4, 2015 and March 29, 2014, we recorded an income tax provision of $170,000 and $29,000, respectively. The income tax provision for the thirteen weeks ended April 4, 2015 is primarily related to the generation of pre-tax book income within our UK operations in addition to deferred taxes recognized on goodwill amortized for income tax purposes but not for financial reporting purposes. The income tax provision for the thirteen weeks ended March 29, 2014 is related exclusively to deferred taxes recognized on goodwill amortized for income tax purposes but not for financial reporting purposes. For the thirteen weeks ended April 4, 2015 and March 29, 2014, we recorded no income tax benefit related to our domestic pre-tax losses, in accordance with the provisions of FASB ASC 740, "Income Taxes", which requires an estimation of our ability to use recorded deferred income tax assets. We currently have recorded a valuation allowance against all domestic deferred income tax assets generated due to uncertainty about their ultimate realization as a result of our history of domestic operating losses. If we continue to report net operating losses for financial reporting in our domestic operations, no additional tax benefit would be recognized for those losses, since we will not have accumulated enough positive evidence to support our ability to utilize the net operating loss carry-forwards in the future.

OPERATING INCOME AND NET INCOME

We recorded an operating loss of $628,000 for the thirteen weeks ended April 4, 2015 and operating income of $8,000 for the thirteen weeks ended March 29, 2014. For the thirteen weeks ended April 4, 2015 and March 29, 2014, we recorded net losses of $1,021,000 and $1,574,000, respectively.

STATEMENT REGARDING NON-GAAP FINANCIAL MEASUREMENT

In addition to income (loss) from operations on a GAAP basis and net loss and net loss per share on a GAAP basis, our management uses the non-GAAP financial measures, "Non-GAAP adjusted income from operations", "non-GAAP adjusted net income or loss," and “Constant Currency Revenues” in its evaluation of our performance, particularly when comparing performance to the prior year's period. These non-GAAP measures contain certain non-GAAP adjustments which are described in the following schedule entitled "Reconciliation of GAAP Net Loss to Non-GAAP Adjusted Net (Loss) Income and GAAP (Loss) Income from Operations to Non-GAAP Adjusted Income from Operations" and “Reconciliation of Non-GAAP Constant Currency Revenues to GAAP Revenues.” In making these non-GAAP adjustments, we take into account certain non-cash expenses and benefits, including tax effects as applicable, and the impact of certain items that are generally not expected to be on-going in nature or that are unrelated to our core operations. Management believes the exclusion of these items provides a useful basis for evaluating underlying business performance, but should not be considered in isolation and is not in accordance with, or a substitute for, evaluating our performance utilizing GAAP financial information. In calculating revenues for the first quarter of fiscal 2015 on a constant currency basis, the Company applied average foreign exchange rates from the first quarter of fiscal 2014 to the Company's foreign-denominated revenues in the first quarter of fiscal 2015. We believe that providing such adjusted results allows investors and other users of our financial statements to better understand our comparative operating performance for the periods presented. Our non-GAAP measures may differ from similar measures by other companies, even if similar terms are used to identify such measures. Although management believes the non-GAAP financial measures are useful in evaluating the performance of our business, we acknowledge that items excluded from such measures have a material impact on our (loss) income from operations and net loss and net loss per share calculated in accordance with GAAP. Therefore, management uses non-GAAP measures in conjunction with GAAP results. Investors and other users of our financial information should also consider the above factors when evaluating our results.

CARTESIAN, INC.

RECONCILIATION OF GAAP NET LOSS TO NON-GAAP ADJUSTED NET (LOSS) INCOME AND GAAP (LOSS) INCOME FROM OPERATIONS TO NON-GAAP ADJUSTED INCOME FROM OPERATIONS

(unaudited)

(in thousands, except per share data)

	Thirteen Weeks Ended	Thirteen Weeks Ended
	April 4,	March 29,
	2015	2014

Reconciliation of GAAP (loss) income from operations to non-GAAP adjusted income from operations:

GAAP (loss) income from operations	$(628)	$8

Depreciation	220	187
Non-cash share based compensation expense	301	174
Foreign currency exchange loss on note payable	161	-
Adjustments to GAAP (loss) income from operations	682	361

Non-GAAP adjusted income from operations	$54	$369

Reconciliation of GAAP net loss to non-GAAP adjusted net (loss) income:

GAAP net loss	$(1,021)	$(1,574)

Depreciation	220	187
Non-cash share based compensation expense	301	174
Discount on note payable and transaction costs	-	1,528
Change in fair value of derivative liabilities	125	17
Foreign currency exchange loss on note payable	161	-
Incentive warrants expense	38	-
Tax effect of applicable non-GAAP adjustments (1)	(24)	29
Adjustments to GAAP net loss	821	1,935

Non-GAAP adjusted net (loss) income	$(200)	$361

Reconciliation of GAAP net loss per diluted common share to non-GAAP adjusted net (loss) income per diluted common share:

GAAP net loss per diluted common share (2)	$(0.13)	$(0.21)

Depreciation	0.03	0.03
Non-cash share based compensation expense	0.04	0.02
Discount on note payable and transaction costs	-	0.21
Change in fair value of derivative liabilities	0.01	-
Foreign currency exchange loss on note payable	0.02	-
Incentive warrants expense	0.00	-
Tax effect of applicable non-GAAP adjustments (1)	(0.00)	-
Adjustments to GAAP net loss per diluted common share	0.10	0.26

Non-GAAP adjusted net (loss) income per diluted common share	$(0.03)	$0.05

Weighted average shares used in calculation of Non-GAAP adjusted net (loss) income per diluted common share (2)	8,090	7,371

(1) The Company calculated the tax effect of non-GAAP adjustments by applying an applicable estimated jurisdictional tax rate to each specific non-GAAP item after consideration of the Company's valuation allowance.

(2) The Company uses weighted average diluted common shares including the dilutive effect of stock options, non-vested shares and warrants in the calculation of GAAP net loss per diluted common share in this reconciliation in order to reconcile to Non-GAAP adjusted net income per diluted common share for the thirteen weeks ended March 29, 2014.

CARTESIAN, INC.

RECONCILIATION OF NON-GAAP CONSTANT CURRENCY REVENUES

TO GAAP REVENUES

(unaudited)

(in thousands, except growth rates)

Non-GAAP Constant Currency Revenues Reconciliation (1)

	Thirteen Weeks Ended
	April 4,	March 29,	Year-Over-Year
	2015	2014	Growth
GAAP revenues, as reported	$18,050	$16,237	11.2%
Foreign currency exchange impact on Q1 2015 revenues using Q1 2014 average rates	985	—	—
Non-GAAP revenues, at constant currency	$19,035	$16,237	17.2%

(1)	Non-GAAP revenues on a constant currency basis are calculated by applying the average foreign exchange rates in the first quarter of fiscal 2014 to foreign-denominated revenues in the current quarter. The difference between non-GAAP revenues and revenues calculated in accordance with GAAP is shown as “foreign currency exchange impact” in the table above. Non-GAAP constant currency revenue growth (expressed as a percentage) is calculated by determining the increase in non-GAAP constant currency revenues in the first quarter of fiscal 2015 compared to GAAP revenues for the prior year quarter.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $1.7 million for the thirteen weeks ended April 4, 2015 while net cash used in operating activities was $2.6 million for the thirteen weeks ended March 29, 2014. Net cash provided by operating activities during the thirteen weeks ended April 4, 2015 was primarily related to conversion of working capital to cash of $1.9, offset partially by $0.2 million of negative cash flows from operations (after adding back non-cash items to our net loss and before changes in working capital). The net decrease in working capital other than cash during the thirteen weeks ended April 4, 2015 was related primarily to decreases in accounts receivable of $2.5 million due to the timing of collections, including accounts receivable transferred under our agreements with third-party financial institutions, and increases in trade accounts payable and deferred revenue of $1.3 million, offset partially by a decrease in accrued severance liability and related costs funded in the quarter of $1.7 million. For the thirteen weeks ended March 29, 2014, cash used in operating activities was the result of $0.1 million of positive cash flows due to our results of operations (after adding back non-cash items to our net loss and before changes in working capital) less increases in net working capital other than cash of $2.7 million. The increase in net working capital other than cash during the thirteen weeks ended March 29, 2014 was primarily due to an increase in accounts receivable, partially offset by increases in accounts payable, deferred revenue and accrued liabilities.

Net cash used in investing activities was $0.4 million and $0.1 million for the thirteen weeks ended April 4, 2015 and March 29, 2014, respectively, and is related to the purchase of office equipment, software and computer equipment.

Net cash used in financing activities was $0.1 million for the thirteen weeks ended April 4, 2015 while net cash provided by financing activities was $5.1 million for the thirteen weeks ended March 29, 2014. Net cash used in financing activities during the thirteen weeks ended April 4, 2015 related exclusively to repurchases of common stock for employee income tax withholding. Cash provided by financing activities during the thirteen weeks ended March 29, 2014 was driven by a cash infusion of $5.3 million related to the issuance of a note payable and common stock in connection with the Elutions transaction, partially offset by $129,000 in equity issuance costs and $14,000 used to repurchase common stock for employee income tax withholding.

At April 4, 2015, we had approximately $13.8 million in cash and cash equivalents and $16.0 million in net working capital. At April 4, 2015, $11.5 million of our cash and cash equivalents were denominated in British pounds sterling, which we would be able to repatriate, if needed, without any negative U.S. income tax consequences, and we intend to reinvest these funds in our UK operations indefinitely. We believe we have sufficient cash and cash equivalents to meet anticipated cash and working capital requirements, including anticipated capital expenditures for at least the next 12 months. Furthermore, based on an analysis of our investments classified as cash equivalents, we do not believe that we have any material risk related to the liquidity or valuation of these investments, nor do we believe that we have any material counterparty credit risk related to these investments. Should our cash and cash equivalents prove insufficient, we may need to obtain new debt or equity financing to support our operations or complete acquisitions. If we need to obtain new debt or equity financing to support our operations or complete acquisitions in the future, we may be unable to obtain debt or equity financing on reasonable terms. We have established a flexible model that provides a lower fixed cost structure than most consulting firms, enabling us to scale operating cost structures more quickly based on market conditions, although there is a lag in time required to scale the business appropriately if revenues are reduced. Our strong balance sheet has enabled us to make acquisitions and related investments in intellectual property and businesses we believe are enabling us to capitalize on the current transformation of the industry; however, if demand for our consulting services is reduced and we experience negative cash flow, we could experience liquidity challenges at some point in the future.

We have entered into agreements with third-party financial institutions under which we can selectively elect to transfer to the financial institutions accounts receivables with certain of our largest, international customers on a non-recourse basis.  These agreements give us optionality to convert outstanding accounts receivable to cash at what we believe is a very attractive discount rate. During the thirteen weeks ended April 4, 2015, $5.8 million in accounts receivable was transferred pursuant to these agreements.

During 2014 we entered into an Investment Agreement with Elutions, a provider of operational business intelligence solutions. Under the Investment Agreement, among other things, we agreed to issue and sell shares of common stock to Elutions and the parties agreed that a subsidiary of Elutions would loan funds to a subsidiary of Cartesian. On March 18, 2014, Cartesian and Elutions completed the closing of the transactions contemplated under the Investment Agreement and our subsidiary, Cartesian Limited, issued a non-convertible promissory note payable to Elutions Capital Ventures S.à r.l, a subsidiary of Elutions, in an aggregate original principal amount of $3.3 million. The promissory note bears interest at the rate of 7.825% per year, payable monthly, and matures on March 18, 2019. The promissory note may be called by the holder at any time. See Note 2, Strategic Alliance and Investment by Elutions, Inc., in the Notes to the Condensed Consolidated Financial Statements (Unaudited) included in Item 1, Condensed Consolidated Financial Statements (Unaudited), of this report.

FINANCIAL COMMITMENTS

As described in our discussion of liquidity and capital resources above, and in the Notes to the Condensed Consolidated Financial Statements (Unaudited) of this report, on March 18, 2014 our subsidiary, Cartesian Limited, issued a non-convertible promissory note in the amount of $3.3 million as part of the Investment Agreement with Elutions. The promissory note may be called by the holder at any time and may be prepaid by Cartesian Limited after 18 months if the trading price of our common stock exceeds $5.50 per share for a specified period of time and may be prepaid by Cartesian Limited at any time after 30 months. Upon occurrence of an event of default, the Note would bear interest at 9.825% per year and could be declared immediately due and payable.

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

A review and evaluation was performed by our management, including the person serving as our Chief Executive Officer and Chief Financial Officer (the “CEO and CFO”), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon this evaluation, the Company’s CEO and CFO has concluded that the Company’s disclosure controls and procedures were effective as of April 4, 2015.

There were no changes in our internal control over financial reporting during the fiscal quarter ended April 4, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We have not been subject to any material new litigation since the filing on April 3, 2015 of our 2014 Form 10-K.

ITEM 1A.  RISK FACTORS

Not applicable

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about purchases by the Company (and its affiliated purchasers) during the quarter ended April 4, 2015, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

	Purchases of Equity Securities
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
February 1, 2015 through February 28, 2015	14,313	(1)	$4.14	-	$2,000,000
March 1, 2015 through April 4, 2015	3,035	(2)	$3.39	-	$2,000,000
Total	17,348		$4.01	-	$2,000,000

(1)	Shares withheld from a non-vested stock award that vested in February 2015 to settle the recipient’s income tax withholding obligation. As of April 4, 2015, there are 481,000 shares of non-vested restricted stock outstanding for which the award recipients may request shares to be withheld in the future to settle the recipients’ income tax withholding obligations.
(2)	Shares withheld from a non-vested stock award that vested in March 2015 to settle the recipient’s income tax withholding obligation.
(3)	On February 27, 2014, the Company announced that its Board of Directors had approved a common stock repurchase program under which the Company may repurchase up to $2 million of Company common stock through June 30, 2015. Under the program, repurchases may be made by the Company from time to time in the open market or through privately negotiated transactions depending on market conditions, share price and other factors. The stock repurchase program may be modified or discontinued at any time by the Board of Directors.

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

Cartesian, Inc.
(Registrant)

Date: May 19, 2015	By	/s/ Donald E. Klumb
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

