Form 10-Q
period 2015-07-04
Cartesian, Inc.
filed 2015-08-18
CIK 1094814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 4, 2015

or

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

As of August 13, 2015, Cartesian had outstanding 9,143,025 shares of common stock.

1

CARTESIAN, INC. INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CARTESIAN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(unaudited)

	July 4,	January 3,
	2015	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,054	$12,999
Accounts receivable, net	11,935	13,527
Inventory, net	2,700	3,000
Prepaid and other current assets	1,633	1,747
Total current assets	27,322	31,273

NONCURRENT ASSETS:
Property and equipment, net	2,528	1,292
Goodwill	8,018	8,015
Deferred income tax assets	835	1,085
Other noncurrent assets	487	611
Total Assets	$39,190	$42,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$2,650	$1,806
Current borrowings	3,269	3,269
Liability for derivatives	442	337
Accrued payroll, bonuses and related expenses	3,952	3,899
Accrued severance liability and related costs	-	1,694
Deferred revenue	1,639	1,665
Other accrued liabilities	1,431	986
Total current liabilities	13,383	13,656

NONCURRENT LIABILITIES:
Deferred income tax liabilities	782	722
Deferred revenue	614	330
Other noncurrent liabilities	911	151
Total noncurrent liabilities	2,307	1,203

Commitments and contingencies (Note 8)

Total stockholders’ equity	23,500	27,417
Total Liabilities and Stockholders’ Equity	$39,190	$42,276

See notes to unaudited condensed consolidated financial statements.

CARTESIAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(In thousands, except per share data)

(unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 4,	June 28,	July 4,	June 28,
	2015	2014	2015	2014
Revenues	$16,889	$17,420	$34,939	$33,657
Cost of services	11,337	11,080	22,709	21,390
Gross Profit	5,552	6,340	12,230	12,267
Selling, general and administrative expenses (includes non-cash share-based compensation expense of $145 and $272 for the thirteen weeks ended July 4, 2015 and June 28, 2014, respectively, and $446 for each of the twenty-six weeks ended July 4, 2015 and June 28, 2014, respectively)	8,160	7,789	15,466	13,708
Loss from operations	(2,608)	(1,449)	(3,236)	(1,441)
Other (expense) income:
Interest expense, net	(48)	(63)	(108)	(71)
Discount on note payable and transaction costs	-	(82)	-	(1,610)
Change in fair value of warrants and derivative liabilities	20	128	(105)	111
Incentive warrants expense	(9)	-	(47)	-
Total other expense	(37)	(17)	(260)	(1,570)
Loss before income taxes	(2,645)	(1,466)	(3,496)	(3,011)
Income tax (provision) benefit	(120)	1,553	(290)	1,524
Net (loss) income	(2,765)	87	(3,786)	(1,487)
Other comprehensive (loss) income:
Foreign currency translation adjustment	618	286	(63)	423
Comprehensive (loss) income	$(2,147)	$373	$(3,849)	$(1,064)

Net (loss) income per common share:
Basic	$(0.34)	$0.01	$(0.47)	$(0.20)

Diluted	$(0.34)	$0.01	$(0.47)	$(0.20)

Weighted average shares used in calculation of net (loss) income per common share
Basic	8,181	7,899	8,135	7,606

Diluted	8,181	8,140	8,135	7,606

See notes to unaudited condensed consolidated financial statements.

CARTESIAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	For the Twenty-Six Weeks Ended
	July 4,	June 28,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,786)	$(1,487)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	414	339
Share-based compensation	446	446
Deferred tax expense	289	(1,524)
Inventory adjustment	300	-
Discount on note payable	-	1,265
Change in fair value of warrants and derivative liabilities	105	(111)
Incentive warrants expense	47	-
Other changes in operating assets and liabilities:
Accounts receivable, net	1,600	(4,645)
Prepaid and other assets	(318)	351
Trade accounts payable	802	1,253
Deferred revenue	588	2,144
Accrued severance liability and related costs	(1,694)	-
Accrued liabilities	3	1,826

Net cash used in operating activities	(1,204)	(143)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(627)	(260)

Net cash used in investing activities	(627)	(260)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(104)	(42)
Borrowing on note payable	-	3,269
Issuance of common stock	50	2,066
Equity issuance costs	-	(167)

Net cash (used in) provided by financing activities	(54)	5,126

Effect of exchange rate on cash and cash equivalents	(60)	146

Net (decrease) increase in cash and cash equivalents	(1,945)	4,869
Cash and cash equivalents, beginning of period	12,999	13,780
Cash and cash equivalents, end of period	$11,054	$18,649

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$126	$43
Accrued property and equipment additions	$284	$58

See notes to unaudited condensed consolidated financial statements.

CARTESIAN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Reporting

The condensed consolidated financial statements and accompanying notes of Cartesian, Inc. and its subsidiaries ("Cartesian," "we," "us," "our" or the "Company") as of July 4, 2015, and for the thirteen weeks and twenty-six weeks ended July 4, 2015 and June 28, 2014 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the Company’s condensed consolidated financial position, results of operations, and cash flows as of these dates and for the periods presented. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Consequently, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements nor those normally made in the Company’s Annual Report on Form 10-K. Accordingly, reference should be made to the Company’s annual consolidated financial statements and notes thereto for the fiscal year ended January 3, 2015, included in the 2014 Annual Report on Form 10-K (“2014 Form 10-K”) for additional disclosures, including a summary of the Company’s accounting policies. The Condensed Consolidated Balance Sheet as of January 3, 2015 included in this report has been derived from the audited Consolidated Balance Sheet at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Company has evaluated subsequent events for recognition or disclosure through the date these unaudited condensed consolidated financial statements were issued.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the thirteen and twenty-six weeks ended July 4, 2015 are not necessarily indicative of the results to be expected for the full year ending January 2, 2016.

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

The Company develops, installs and supports customer software in addition to the provision of traditional consulting services. The Company recognizes revenue in connection with its software sales agreements under FASB ASC 985-605, utilizing the percentage of completion-like method described in FASB ASC 605- 35. These agreements include software right-to-use licenses ("RTU's") and related customization and implementation services. Due to the long-term nature of the software implementation and the extensive software customization based on normal customer specific requirements, both the RTU’s and implementation services are treated as a single element for revenue recognition purposes. No such revenues were recognized during the twenty-six weeks ended July 4, 2015 or June 28, 2014.

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

Managed Services Implementation Revenues and Costs - Managed service arrangements provide for the delivery of a software or technology based solution to clients over a period of time without the transfer of a license or a software sale to the customer. For long-term managed service agreements, implementation efforts are often necessary to develop the software utilized to deliver the managed service. Costs of such implementation efforts may include internal and external costs for coding or customizing systems and costs for conversion of client data. The Company may invoice its clients for implementation fees at the go-live date of the underlying software. Lump sum implementation fees received from clients are initially deferred and recognized on a pro-rata basis as services are provided. Specific, incremental and direct costs of implementation incurred prior to the services going live are deferred pursuant to FASB ASC 605-35-25 and amortized over the period that the related ongoing services revenue is recognized to the extent that the Company believes the recoverability of the costs from the contract is probable. If a client terminates a managed services arrangement prior to the end of the contract, a loss on the contract may be recorded, if applicable, and any remaining deferred implementation revenues and costs would then be recognized into earnings generally over the remaining service period through the termination date. During the thirteen weeks ended July 4, 2015 and June 28, 2014, implementation costs of $19,000 and $79,000 respectively, related to managed service contracts were deferred. During the twenty-six weeks ended July 4, 2015 and June 28, 2014, implementation costs of $116,000 and $229,000 respectively, related to managed service contracts were deferred.

Research and Development and Software Development Costs - During the thirteen weeks ended July 4, 2015 and June 28, 2014, software development costs of $201,000 and $360,000, respectively, were expensed as incurred. During the twenty-six weeks ended July 4, 2015 and June 28, 2014, software development costs of $409,000 and $564,000, respectively, were expensed as incurred. During the thirteen weeks and twenty-six weeks ended July 4, 2015, $189,000 and $366,000 of internal use software development costs were capitalized, respectively. No software development costs were capitalized during the twenty-six weeks ended June 28, 2014.

Foreign Currency Transactions and Translation - Cartesian Limited and the international operations of Cambridge Strategic Management Group, Inc. conduct business primarily denominated in their respective local currency, which is their functional currency. Assets and liabilities have been translated to U.S. dollars at the period-end exchange rates. Revenues and expenses have been translated at exchange rates which approximate the average of the rates prevailing during each period. Translation adjustments are reported as a separate component of other comprehensive loss in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. Accumulated other comprehensive loss resulting from foreign currency translation adjustments totaled $4.7 million and $4.6 million as of July 4, 2015 and January 3, 2015, respectively, and is included in Total Stockholders’ Equity in the Condensed Consolidated Balance Sheets. Assets and liabilities denominated in other than the functional currency of a subsidiary are re-measured at rates of exchange on the balance sheet date. Resulting gains and losses on foreign currency transactions are included in the Company’s results of operations. During the thirteen weeks and twenty-six weeks ended July 4, 2015, realized and unrealized exchange gains of $146,000 and realized and unrealized exchange losses of $22,000 were included in our results of operations, respectively, while realized and unrealized exchange gains and losses were not significant during the thirteen and twenty-six weeks ended June 28, 2014.

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

	For the Thirteen Weeks Ended June 28, 2014
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Basic EPS
Net income available to common stockholders	$87,000	7,899,000	$0.01

Effect of Dilutive Securities
Warrants	-	210,000
Stock Options	-	5,000
Non-vested shares	-	26,000

Diluted EPS
Income available to common stockholders	$87,000	8,140,000	$0.01

In accordance with the provisions of FASB ASC 260, "Earnings per Share," the Company uses the treasury stock method for calculating the dilutive effect of employee stock options, non-vested shares and warrants. The employee stock options, non-vested shares and warrants will have a dilutive effect under the treasury stock method only when average market value of the underlying Company common stock during the respective period exceeds the assumed proceeds. For share-based payment awards with a performance condition, the Company must first use the guidance on contingently issuable shares in FASB ASC 260-10 to determine whether the awards should be included in the computation of diluted earnings per share for the reporting period. For all non-vested performance-based awards, the Company determines the number of shares, if any, that would be issuable at the end of the reporting period if the end of the reporting period were the end of the contingency period. In applying the treasury stock method, assumed proceeds include the amount, if any, the employee must pay upon exercise, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the options and the vesting of non-vested shares. For the thirteen weeks ended July 4, 2015 and the twenty-six weeks ended July 4, 2015 and June 28, 2014, approximately 67,376 shares, 138,004 shares and 142,846 shares, respectively, related to outstanding stock options, non-vested shares and warrants that otherwise would have been included in the diluted earnings per share calculation were not included because they would have been anti-dilutive due to our net loss for those periods.

Accounts Receivable - The Company has entered into agreements with third-party financial institutions under which it can selectively elect to transfer to the financial institutions accounts receivable with certain of the Company’s largest, international customers on a non-recourse basis.  These agreements give the Company optionality to convert outstanding accounts receivable to cash. For any transfer of accounts receivable under these agreements that qualifies as a sale, the Company applies the guidance in FASB ASC 860, “Transfers and Servicing – Sales of Financial Assets”, which requires the derecognition of the carrying value of those accounts receivable on the Condensed Consolidated Balance Sheets and recognition of a loss on the sale of an asset in operating expenses on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. The loss is determined at the date of transfer based upon the amount at which the accounts receivable are transferred less any fees, discounts and other charges provided under the agreements. For the twenty-six weeks ended July 4, 2015 and for the year ended January 3, 2015, $12.0 million and $6.4 million, respectively, in accounts receivable were transferred pursuant to these agreements which qualified as sales of receivables and the related carrying amounts were derecognized. The loss on the sale of these accounts receivable recorded in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income was immaterial for the thirteen and twenty-six week periods ended July 4, 2015. No amounts were transferred under such agreements during the twenty-six weeks ended June 28, 2014.

Inventory – In accordance with the provisions of FASB ASC 330, “Inventory,” the Company’s inventory is stated at the lower of cost, using the first-in, first-out (FIFO) method, or fair value. As of July 4, 2015, the Company had $2.7 million in inventory, $3.0 million of which was finished goods, net of an adjustment of $0.3 million. All of the inventory was purchased in July 2014 from Elutions, Inc. (“Elutions”), which owns more than five percent of the outstanding shares of common stock of the Company. The inventory adjustment is recorded in Cost of Services in the Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income for the thirteen weeks and twenty-six weeks ended July 4, 2015. As provided for in the general framework agreement between the Company and Elutions (see Note 2, Strategic Alliance and Investment by Elutions, Inc.), if the Company has not sold 75% of such inventory acquired from Elutions within one year after acquisition, Elutions is required upon request of the Company to source its requirements for future projects from such inventory subject to a 10% discount against the Company’s purchase price until the Company has exhausted such inventory. The Company has requested that Elutions source its requirements for future projects from the inventory that was acquired by the Company from Elutions in July 2014.

Recent Accounting Pronouncements –

In July 2015, the FASB issued ASU 2015-11 which requires entities to measure most inventory at the lower of cost and net realizable value thereby simplifying the existing guidance which required entities to measure inventory at the lower of cost or market. Under the current guidance, market is defined as replacement cost, net realizable value or net realizable value less a normal profit margin. The newly issued guidance eliminates the requirement to determine replacement cost and defines net realizable value as the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. This new guidance is effective for the Company beginning in fiscal 2017. The Company is currently evaluating the impact that this standard update will have on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, which provides guidance on a customer’s accounting for cloud computing costs. Under the ASU, a customer must determine whether a cloud computing arrangement contains a software license. If so, the customer would account for the fees related to the software license element in a manner consistent with how the acquisition of other software licenses is accounted for under current U.S. GAAP. If the arrangement does not contain a software license, the customer would account for the arrangement as a service contract. The ASU does not prescribe how to account for cloud computing arrangements deemed to be service contracts. An arrangement would contain a software license element if both of the following criteria are met: the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty; and it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software. The ASU is effective for annual periods (and interim periods therein) beginning after December 15, 2015. Early adoption is permitted. Entities may adopt the guidance retrospectively or prospectively to arrangements entered into, or materially modified, after the effective date. The Company is currently evaluating the impact that this standard update will have on its consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“FASB ASU 2014-09”). This standard update clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The standard update intends to provide a more robust framework for addressing revenue issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; and provide more useful information to users of financial statements through improved disclosure requirements. Upon adoption of this standard update, we expect that the allocation and timing of revenue recognition will be impacted. In July 2015 the FASB voted to defer the effective date of this new standard by one year and to permit early adoption beginning as of the original effective date of the new standard. The provisions of FASB ASU 2014-09 will now be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and are to be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact that this standard update will have on its consolidated financial statements.

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

The parties have agreed on a general framework for pursuing, entering into and implementing customer contracts, which includes providing for joint and separate client pursuits and marketing on an initial and ongoing basis, procedures for contracting with clients, procedures for interface between the parties, limited exclusivity requirements of Elutions relating to identified prospects and clients of the Company, intellectual property rights of Elutions to its products and related restrictions, restrictions regarding use of confidential information, limitations on liability of the parties, independent contractor status of the parties, limitations on publicity by the parties, and dispute resolution, including arbitration. The parties also agreed to a framework for certain initial inventory orders and reorders by the Company from Elutions, and related commitments, timing and pricing procedures, when the Company is the prime contracting party under certain client statements of work. With respect to the required initial inventory order, the Company was required to purchase $3.0 million of inventory from Elutions upon receiving a booked order for Smart Building Services of a certain size from a customer. As a result of a customer agreement entered into by the Company, during the third quarter of 2014, the Company acquired $3.0 million in inventory from Elutions to fulfill its initial inventory commitment. The parties intend that specific pricing and allocation provisions and other specific commercial terms will be included in individual client statements of work, subject to mutually agreed gross margin requirements for the benefit of the Company. See Note 1, Basis of Reporting for a discussion of the inventory recorded with respect to our agreements with Elutions.

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

The following table sets forth the Level 3 inputs to the binomial lattice model that were used to determine the fair value of the Note and the Holder Redemption Option:

	July 4, 2015	January 3, 2015
Common stock price	$3.48	$4.25
Dividend yield	0.0%	0.0%
Expected term	1.25 years	1.75 years
Risk-free interest rate	1.2%	1.5%
Estimated stock volatility	45.0%	45.0%

In addition, the Company determined that the provision of the Note that permits Cartesian Limited to prepay the Note after 18 months if the trading price of the Company's common stock exceeds $5.50 per share for a specified period of time is an embedded derivative asset that requires bifurcation (the “Issuer Call Option”). As of July 4, 2015 and January 3, 2015, the fair value of the Issuer Call Option was determined to be immaterial.

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

The Company has classified the Holder Redemption Option as a Level 3 liability and changes in the fair value of the Holder Redemption Option are recognized in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company reassesses the fair value of this liability on a quarterly basis. Based on that assessment, the Company recognized a decrease of $20,000 and an increase of $124,000 in the fair value of this liability during the thirteen weeks ended July 4, 2015 and June 28, 2014, respectively, and recognized increases of $105,000 and $108,000 in the fair value of this liability during the twenty-six weeks ended July 4, 2015 and June 28, 2014, respectively.

Because the Company measures the Holder Redemption Option at fair value on a recurring basis transfers, if any, between the levels of the fair value hierarchy are recognized at the end of the fiscal quarter in which the change in circumstances that caused the transfer occurred. There were no transfers between Level 1, 2 or 3 liabilities during the twenty-six weeks ended July 4, 2015 or during the year ended January 3, 2015.

The carrying value of the Note as of July 4, 2015 and January 3, 2015 was $3,269,000 and as of July 4, 2015 and January 3, 2015 the fair value of the Note was $3,107,000 and $3,089,000, respectively. The Incentive Warrant and Tracking Warrant are accounted for as equity instruments.

The vesting of the Incentive Warrant is contingent on services to be provided by Elutions and the achievement of performance conditions by Elutions. The Incentive Warrant had zero fair value as of January 3, 2015. During the thirteen and twenty-six weeks ended July 4, 2015, Elutions earned 5,508 and 30,293 vested shares under the Incentive Warrant and the Company recognized $9,000 and $47,000 of expense related to these vested shares for the thirteen and twenty-six weeks ended July 4, 2015, respectively.

As of July 4, 2015, liabilities recorded at fair value on a recurring basis consist of the following (in thousands):

		Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
	Total	Level 1	Level 2	Level 3

Holder Redemption Option	$442	-	-	$442

The following table summarizes changes to the fair value of the Tracking Warrant and Holder Redemption Option, which are Level 3 liabilities (in thousands):

Holder Redemption Option

Fair value at January 3, 2015	$337
Total unrealized losses	105
Fair value at July 4, 2015	$442

As a result of the relative fair values of the instruments and the allocation of proceeds to the instruments and derivative, a debt discount of $1,265,000 was recognized and fully amortized during the thirteen weeks ended March 29, 2014. The discount was recognized as Other Expense in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income due to the fact that the Note may be called by the holder at any time.

In addition, the Company incurred expenses in the amount of $120,000 and $512,000 during the thirteen and twenty-six weeks ended June 28, 2014, related to the transaction. Transaction costs were allocated between the liability and equity components based on the proportion of the fair value of each component to total proceeds at issuance. Transaction costs of $82,000 and $345,000, respectively were allocated to liabilities during the thirteen and twenty-six weeks ended June 28, 2014 and transaction costs of $38,000 and $167,000, respectively, were allocated to equity during the thirteen and twenty-six weeks ended June 28, 2014. The transaction costs allocated to liabilities were treated as debt issuance costs and were recognized as Other Expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) in the period in which they were incurred due to the fact that the Note may be called by the holder at any time. The transaction costs allocated to equity were treated as equity issuance costs and reduced equity at the time of issuance.

3. Goodwill and Long-Lived Assets

The changes in the carrying amount of goodwill for the twenty-six weeks ended July 4, 2015 are as follows (in thousands):

	North
	America	EMEA	Total
Balance as of January 3, 2015	$3,947	$4,068	$8,015
Changes in foreign currency exchange rates	-	3	3

Balance as of July 4, 2015	$3,947	$4,071	$8,018

The Company evaluates goodwill for impairment on an annual basis on the last day of the first fiscal month of the fourth quarter and whenever events or circumstances indicate that these assets may be impaired. The Company performs its impairment testing for goodwill in accordance with FASB ASC 350, “Intangibles-Goodwill and Other.” Management determined that there were no events or changes in circumstances during the twenty-six weeks ended July 4, 2015 which indicated that goodwill needed to be tested for impairment during the period.

The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets might not be recoverable in accordance with the provisions of FASB ASC 360, “Property, Plant and Equipment.” Management determined that there were no events or changes in circumstances during the twenty-six weeks ended July 4, 2015 which indicated that long-lived assets needed to be reviewed for impairment during the period.

4. Share-Based Compensation

The Company issues stock option awards and non-vested share awards under its share-based compensation plans. The key provisions of the Company's share-based compensation plans are described in Note 4 to the Company's consolidated financial statements included in the 2014 Form 10-K.

The Company recognized income tax benefits of $5,000 and $20,000 related to share-based compensation arrangements during the thirteen and twenty-six weeks ended July 4, 2015, respectively. The Company recognized no income tax benefits related to share-based compensation arrangements during the thirteen and twenty-six weeks ended June 28, 2014.

Equity Incentive Plan

In April 2015, our Board of Directors approved an amendment and restatement of the Company's Equity Incentive Plan (the "Equity Plan"), which was approved by our stockholders at the 2015 annual meeting of stockholders which was held on June 16, 2015. As a result of the amendment and restatement, the cumulative number of shares of common stock that are available for issuance (inclusive of shares previously issued) under the Equity Plan increased by 500,000 shares from 2,305,659 to 2,805,659 shares. The amendments to the Equity Plan included changes in the method of counting shares under the Equity Plan, changes in the minimum vesting period for restricted stock awards and restricted stock unit awards under the Equity Plan, extension of the expiration date of the Equity Plan from June 8, 2019 to June 16, 2025 and authorization of the cash-out of awards in connection with certain corporate transactions involving the Company.

Stock Options

Service-Based Stock Option Awards - A summary of the service-based stock option activity under the Equity Plan, as of July 4, 2015 and changes during the twenty-six weeks then ended is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at January 3, 2015	307,753	$8.54
Forfeited/cancelled	(22,000)	$11.23

Outstanding at July 4, 2015	285,753	$8.33

Options vested and expected to vest at July 4, 2015	276,253	$8.48

Options exercisable at July 4, 2015	228,252	$9.45

The Company did not grant any service-based stock option awards during the twenty-six weeks ended July 4, 2015, while 70,000 service-based stock option awards were granted during the twenty-six weeks ended June 28, 2014. The Company recorded share-based compensation expense in connection with service-based stock option awards of $13,000 and $24,000 during the thirteen weeks ended July 4, 2015 and June 28, 2014, respectively, and $38,000 and $28,000 during the twenty-six weeks ended July 4, 2015 and June 28, 2014, respectively. As of July 4, 2015, there was $39,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to service-based stock option awards, and this unrecognized expense is expected to be recognized over a weighted average period of 24 months. As of January 3, 2015, there was $78,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to service-based stock option awards.

Market Condition Stock Option Awards - A summary of the market condition stock option activity under the Equity Plan, as of July 4, 2015 and changes during the twenty-six weeks then ended is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at January 3, 2015	-	$-
Granted	200,000	$3.34

Outstanding at July 4, 2015	200,000	$3.34

Options vested and expected to vest at July 4, 2015	200,000	$3.34

Options exercisable at July 4, 2015	-	$-

On June 16, 2015 the Company granted a non-qualified stock option award for 200,000 shares of the Company's common stock having an exercise price of $3.34 per share. The stock option will vest only if the price of the Company's common stock reaches certain price targets, as follows:

●	the stock option will vest with respect to 75,000 shares if at any time the closing market price of the Company's common stock on each day during a 30 consecutive trading day period equals or exceeds $4.00 per share;

●	the stock option will vest with respect to an additional 75,000 shares if at any time the closing market price of the Company's common stock on each day during a 30 consecutive trading day period equals or exceeds $5.00 per share; and

●	the stock option will vest with respect to an additional 50,000 shares if at any time the closing market price of the Company's common stock on each day during a 30 consecutive trading day period equals or exceeds $6.00 per share.

For stock options which contain market conditions, the market conditions are required to be considered when calculating the grant date fair value. FASB ASC 718 – “Compensation – Stock Compensation,” requires us to select a valuation technique that best fits the circumstances of an award. In order to reflect the substantive characteristics of the market condition option award, a Monte Carlo simulation valuation model was used to calculate the grant date fair value of such stock options. Monte Carlo approaches are a class of computational algorithms that rely on repeated random sampling to compute their results. This approach allows the calculation of the value of such stock options based on a large number of possible stock price path scenarios. Expense for the market condition stock options is recognized over the derived service period as determined through the Monte Carlo simulation model. The fair value and derived service periods calculated for this market condition stock option award by vesting tranche were as follows:

	Grant Date Fair Value Per Share	Derived Service Period (in Trading Days)
$4.00 market condition tranche	$1.95	151
$5.00 market condition tranche	$1.95	262
$6.00 market condition tranche	$1.99	362

During the thirteen and twenty-six weeks ended July 4, 2015 the Company recorded $22,000 of share-based compensation expense in connection with this market condition stock option award. As of July 4, 2015, there was $369,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to the market condition stock option award, and this unrecognized expense is expected to be recognized over a weighted average period of 17 months.

Non-vested Shares

Service-Based Non-vested Share Awards - A summary of the status of service-based non-vested share awards issued under the Equity Plan, as of July 4, 2015 and changes during the twenty-six weeks then ended is presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value per share
Outstanding at January 3, 2015	81,000	$3.93
Vested	(81,000)	$3.93
Outstanding at July 4, 2015	-	$-

The Company’s service-based non-vested share awards are valued at the date of grant based on the closing market price of the Company’s common stock, and are expensed on a graded vesting schedule over the vesting period. During the twenty-six weeks ended July 4, 2015 the Company recorded $54,000 of share-based compensation expense in connection with service-based non-vested share awards. There was no share-based compensation expense recorded during the thirteen weeks ended July 4, 2015 as these awards fully vested during the first quarter of fiscal 2015. During the thirteen and twenty-six weeks ended June 28, 2014, the Company recorded $80,000 and $97,000, respectively, of share-based compensation expense in connection with service-based non-vested share awards. As of July 4, 2015, there is no unrecognized share-based compensation expense related to service-based non-vested share awards. As of January 3, 2015, there was an estimated $54,000 of unrecognized share-based compensation expense related to service-based non-vested share awards.

Performance-Based Non-vested Share Awards - A summary of the status of performance-based non-vested share awards issued under the Equity Plan, as of July 4, 2015 and changes during the twenty-six weeks then ended is presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value per share
Outstanding at January 3, 2015	652,999	$3.19
Vested	(63,095)	$3.26
Forfeited	(225,549)	$3.14
Outstanding at July 4, 2015	364,355	$3.21

On March 10, 2014, the Company granted 40,000 shares of non-vested stock that vest in proportion to the ratio that the Company's "Cumulative Net Non-GAAP EBITDA" achieved over a three-year performance period compares to the Cumulative Net Non-GAAP EBITDA goal of $10.5 million. All 40,000 non-vested shares had a grant date fair value of $3.93 per share. The first potential vesting date was the Company's earnings release date for its 2015 first fiscal quarter and each subsequent potential vesting date is each of the Company's quarterly earnings release dates thereafter through the release date for the first quarter of fiscal 2017. Shares not vested as of the release date for the first quarter of fiscal 2017 are forfeited. On April 8, 2013, the Company granted performance-based non-vested share awards for a total of 800,000 shares of Common Stock to various executive officers and employees of the Company that vest in proportion to the ratio that the Company's "Cumulative Net Non-GAAP EBITDA" achieved over a four-year performance period compares to the Cumulative Net Non-GAAP EBITDA goal of $14 million. All 800,000 non-vested shares had a grant date fair value of $3.14 per share. The first potential vesting date was the Company's earnings release date for its 2014 first fiscal quarter and each subsequent potential vesting date is each of the Company's quarterly earnings release dates thereafter through the release date for the first quarter of fiscal 2017. Shares not vested as of the release date for the first quarter of fiscal 2017 are forfeited. Except for termination of employment in certain circumstances following a change of control, the unvested portion of an award is forfeited upon any termination of employment. Under the terms of an award, vesting is partially accelerated and the award is converted to a time-vested award upon a change of control of the Company.

Share-based compensation cost for performance-based non-vested share awards is measured at the grant date based on the fair value of shares expected to be earned at the end of the performance period, based on the closing market price of the Company’s common stock on the date of grant, and is recognized as expense using the straight-line method over the performance period based upon the probable number of shares expected to vest. The Company estimates and excludes compensation cost related to awards not expected to vest based upon estimated forfeitures. During the thirteen and twenty-six weeks ended July 4, 2015, the Company recorded $(63,000) and $153,000, respectively, of share-based compensation expense in connection with performance-based non-vested share awards. During the thirteen and twenty-six weeks ended June 28, 2014, the Company recorded $159,000 and $309,000, respectively, of share-based compensation expense in connection with performance-based non-vested share awards. As of July 4, 2015, there was an estimated $0.6 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to performance-based non-vested share awards. The Company currently expects that the performance conditions related to its outstanding performance-based non-vested share awards will be achieved and the unrecognized compensation cost at July 4, 2015 related to performance-based non-vested share awards is expected to be recognized over a period of 15 months.

2000 Supplemental Stock Plan

A summary of the option activity under the Company's 2000 Supplemental Stock Plan (the "Supplemental Stock Plan") as of July 4, 2015 and changes during the twenty-six weeks then ended is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at January 3, 2015	82,600	$11.33
Forfeited/cancelled	(18,300)	$11.38

Outstanding at July 4, 2015	64,300	$11.32

Options vested and exercisable at July 4, 2015	64,300	$11.32

No awards have been granted under the Supplemental Stock Plan since it expired on May 23, 2010. There were no options exercised during the twenty-six weeks ended July 4, 2015 and June 28, 2014. As of July 4, 2015 there was no remaining unrecognized compensation cost related to the unvested portion of stock options issued under the Supplemental Stock Plan.

Put Option

In connection with the Company’s approval of the separation from service of the Company’s Chief Executive Officer on June 3, 2015, the Company issued a put option to the former executive which grants him the option and right to sell to the Company up to 112,692 of his shares of the Company’s common stock owned on June 3, 2015 at $4.50 per share (the “Put Option”). The Put Option expires on March 15, 2016. This transaction has been accounted for under FASB ASC 718 under the tandem award approach with both liability and equity components. The liability component relates to the holder’s right to sell the shares to the Company and the equity component relates to a call option feature related to the holder’s right not to exercise the Put Option. The fair value of the components of the Put Option was calculated using the Black-Scholes model using the following assumptions.

Issuance Date
Common stock price	$3.30
Dividend yield	0.0%
Exercise price of put option	$4.50
Expected term	0.78 years
Risk-free interest rate	0.20%
Estimated stock volatility	55%

The liability component of the Put Option as of July 4, 2015 was approximately $507,000, or $4.50 per share which is included in Other accrued liabilities in the Condensed Consolidated Balance Sheets. Approximately $33,000, or $0.29 per share, related to the call option component was recorded as an increase to Stockholders’ equity on the Condensed Consolidated Balance Sheets as of July 4, 2015. For both the thirteen weeks and twenty-six weeks ended July 4, 2015, approximately $168,000, or $1.49 fair value per share of the put feature, is recorded as share-based compensation expense in Selling, general and administrative expense on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. Approximately $372,000, or $3.30 per share, related to the market value of the shares subject to the Put Option as of the issue date is recorded as a reduction of Stockholders’ equity.

5. Supplemental Balance Sheet Information

Accrued payroll, bonuses and related expenses, Other accrued liabilities and Other noncurrent liabilities consist of the following (amounts in thousands):

	July 4, 2015	January 3, 2015

Accrued payroll, bonuses and related expenses
Accrued payroll	$389	$385
Accrued bonuses	2,020	2,482
Accrued payroll taxes	458	437
Accrued vacation	728	360
Accrued severance	207	100
Other	150	135
	$3,952	$3,899

Other accrued liabilities
Sales and value-added taxes payable	$197	$382
Lease liability (see Note 10)	106	–
Put option liability	507	–
Other	621	604
	$1,431	$986

Other noncurrent liabilities
Deferred lease incentive accrual	$338	$55
Rent escalation accrual	286	96
Lease liability (see Note 10)	150	-
Other	137	-
	$911	$151

6. Business Segments and Major Customers

The Company identifies its segments based on the way management organizes the Company to assess performance and make operating decisions regarding the allocation of resources. In accordance with the criteria in FASB ASC 280, "Segment Reporting," the Company has concluded it has three reportable segments: the North America segment, the EMEA segment and the Strategic Alliances segment. The North America and EMEA segments are both single reportable, operating segments that encompass the Company’s operational, technology and software consulting services inside of North America and outside of North America, respectively. Both reportable segments offer management consulting, custom developed software, and technical services. The Strategic Alliances reportable segment is a single, reportable segment that includes the Company’s world-wide commercial activities undertaken with third party service or solutions providers.

Management evaluates segment performance based upon income (loss) from operations, excluding share-based compensation (benefits) and depreciation. There were no inter-segment revenues during the twenty-six weeks ended July 4, 2015 and June 28, 2014. In addition, in its administrative division, entitled "Not Allocated to Segments," the Company accounts for non-operating activity and the costs of providing corporate and other administrative services to all the segments, including, but not limited to, share-based compensation expense, depreciation expense, certain research and development costs, acquisition-related expense and costs related to the arbitration with the Company’s former Chief Executive Officer. For additional discussion of the arbitration costs, see Note 11, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements included in Item 8, Consolidated Financial Statements, of the 2014 Form 10-K. Summarized financial information concerning the Company's reportable segments is shown in the following table (amounts in thousands):

	North America	EMEA	Strategic Alliances	Not Allocated to Segments	Total
As of and for the twenty-six weeks ended July 4, 2015:
Revenues	$15,390	$19,343	$206	$-	$34,939
Income (loss) from operations	3,126	2,354	(859)	(7,857)	(3,236)
Total assets	$5,639	$6,296	$2,700	$24,555	$39,190

As of and for the thirteen weeks ended July 4, 2015:
Revenues	$7,472	$9,318	$99	$-	$16,889
Income (loss) from operations	1,337	282	(507)	$(3,720)	(2,608)

As of the fiscal year ended January 3, 2015
Total assets	$7,398	$6,099	$3,030	$25,749	$42,276

As of and for the twenty-six weeks ended June 28, 2014:
Revenues	$16,234	$17,423	$-	$-	$33,657
Income (loss) from operations	3,975	3,321	(522)	(8,215)	(1,441)
Total assets	$5,853	$10,063	$757	$31,275	$47,948

As of and for the thirteen weeks ended June 28, 2014:
Revenues	$8,260	$9,160	$-	$-	$17,420
Income (loss) from operations	2,196	1,744	(377)	(5,012)	(1,449)

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

In accordance with the provisions of FASB ASC 280-10, revenues earned in the United States and internationally based on the location where the services are performed are shown in the following table (amounts in thousands):

	For the Thirteen Weeks Ended		For the Twenty-six Weeks Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
United States	$7,676	$8,198	$15,596	$16,024
International:
United Kingdom	8,729	8,540	18,442	16,295
Other	484	682	901	1,338
Total	$16,889	$17,420	$34,939	$33,657

In accordance with the provisions of FASB ASC 280-10, long-lived assets, excluding intangible assets, by geographic area are shown in the following table (amounts in thousands):

	Long-Lived Assets
	July 4, 2015	January 3, 2015
United States	$2,791	$1,673
United Kingdom	224	230
Total	$3,015	$1,903

Major customers in terms of significance to Cartesian’s revenues (i.e. in excess of 10% of revenues) and accounts receivable were as follows (amounts in thousands):

	Revenues
	For the twenty-six weeks		For the twenty-six weeks
	ended July 4, 2015		ended June 28, 2014
	North America	EMEA	North America	EMEA
Customer A		$9,508		$11,746
Customer B		$7,992		$1,257
Customer C	$6,828		$5,832

	Revenues
	For the thirteen weeks		For the thirteen weeks
	ended July 4, 2015		ended June 28, 2014
	North America	EMEA	North America	EMEA
Customer A		$4,758		$6,042
Customer B		$3,850		$975
Customer C	$3,454		$3,002

	Accounts Receivable
	As of July 4, 2015	As of June 28, 2014
Customer A	$1,754	$6,873
Customer B	$3,434	$1,093
Customer C	$2,410	$2,218

Revenues from the Company’s ten most significant customers accounted for approximately 90.9% and 83.0% of revenues during the thirteen weeks ended July 4, 2015 and June 28, 2014, respectively. Revenues from the Company’s ten most significant customers accounted for approximately 90.7% and 83.9% of revenues during the twenty-six weeks ended July 4, 2015 and June 28, 2014, respectively.

7. Income Taxes

During the thirteen weeks ended July 4, 2015, the Company recorded an income tax provision of $120,000 while an income tax benefit of $1,553,000 was recognized for the thirteen weeks ended June 28, 2014. During the twenty-six weeks ended July 4, 2015, the Company recorded an income tax provision of $290,000 and recorded an income tax benefit of $1,524,000 for the twenty-six weeks ended June 28, 2014. The income tax provision for the thirteen and twenty-six weeks ended July 4, 2015 is primarily related to the generation of pre-tax book income within the Company’s UK operations in addition to deferred taxes recognized on goodwill amortized for income tax purposes but not for financial reporting purposes, while the tax benefits recognized for the thirteen and twenty-six weeks ended June 28, 2014 are primarily due to a $1,849,000 benefit recognized in connection with the release of the valuation allowance on our international deferred income tax assets partially offset by the generation of taxable income within our UK operations and deferred taxes recognized on goodwill amortized for income tax purposes but not for financial reporting purposes.

The Company has reserved all of its domestic net deferred tax assets as of July 4, 2015 and January 3, 2015 with a valuation allowance in accordance with the provisions of FASB ASC 740, “Income Taxes," which requires an estimation of the recoverability of the recorded income tax asset balances. As of July 4, 2015 and January 3, 2015, the Company has recorded $33.8 million and $32.1 million, respectively, of valuation allowances attributable to its domestic net deferred tax assets. The determination of recording and releasing valuation allowances against deferred tax assets is made, in part, pursuant to the Company’s assessment as to whether it is more likely than not that the Company will generate sufficient future taxable income against which benefits of the deferred tax assets may or may not be realized. Significant judgment is required in making estimates regarding the Company’s ability to generate income in future periods.

The Company analyzes its uncertain tax positions pursuant to the provisions of FASB ASC 740 “Income Taxes.” There was no material activity related to the liability for uncertain tax positions during the twenty-six weeks ended July 4, 2015 and June 28, 2014, and the Company has determined it does not have any material uncertain tax positions requiring reserves at July 4, 2015.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2000. As of July 4, 2015, the Company has no income tax examinations in process.

8. Commitments and Contingencies

The Company is not subject to any material litigation as of July 4, 2015. However, the Company may become involved in various legal and administrative actions arising in the normal course of business. These could include actions brought by taxing authorities challenging the employment status of consultants utilized by the Company. In addition, future customer bankruptcies could result in additional claims on collected balances for professional services near the bankruptcy filing date. When management has determined that it is probable that an asset has been impaired or a liability had been incurred related to an action, claim or assessment and the amount of loss can be reasonably estimated, the Company will record a liability for such estimated loss in the appropriate accounting period. The resolution of any of such actions, claims, or the matters described above may have an impact on the financial results for the period in which they occur.

During the first quarter of fiscal 2015, the Company renewed an agreement under which it had a commitment to purchase a minimum of $412,000 in computer software over a three-year period. As of July 4, 2015, the Company had an obligation of $275,000 remaining under this commitment. As of January 3, 2015, the Company had completely satisfied its obligations under the original agreement.

9. Common Stock Repurchase Program

On June 3, 2015, the Company’s Board of Directors authorized an amendment to the Company’s previously announced stock repurchase program to extend the program through June 30, 2016. The program was initially authorized in February 2014 and authorized the Company to repurchase up to $2 million of Company common stock. Under the program, repurchases may be made by the Company from time to time in the open market or through privately negotiated transactions depending on market conditions, share price and other factors. The stock repurchase program may be modified or discontinued at any time by the Board of Directors. The Company expects to fund repurchases through cash on hand, future cash flow from operations and future borrowings. In order to facilitate repurchases, the Company entered into a Rule 10b5-1 plan, which permits stock repurchases when the Company might otherwise be precluded from doing so under insider trading laws or because of self-imposed trading blackout periods. As of July 4, 2015, no stock repurchases have been made under this plan.

10. Exit and Disposal Activities

In June 2015, the Company took steps to discontinue use of its leased facilities in McLean, Virginia. The space is leased under an operating lease with a term expiring in July 2019. It is comprised of 4,823 square feet. Although the Company has clients in this geographic market, projects are performed from either client sites or other Company locations, and thus the space is not required or used by Company employees, and specifically not used for revenue-generating activities. The property is vacant and currently being marketed as a sublease. We have accounted for the discontinuation of use of this property in accordance with FASB ASC 420, “Exit or Disposal Cost Obligations” and as such have recorded a liability of approximately $256,000 of which $106,000 is recorded in Other accrued liabilities and $150,000 is recorded in Other noncurrent liabilities in the Condensed Consolidated Balance Sheets as of July 4, 2015. The expense related to this liability is recorded in Selling, general and administrative expense on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. The amount recorded was calculated using probability-weighted cash flow analysis and represents the present value, calculated using a credit-adjusted risk free rate, of our remaining costs under the remaining term of the lease, net of estimated subleases we are likely to obtain.

11. Subsequent Event

On July 22, 2015, we entered into a Share Purchase Agreement (the “Purchase Agreement”) and completed the acquisition of all of the outstanding shares of capital stock of Farncombe France SARL, an entity formed under the laws of France, and Farncombe Technology Limited, a company incorporated and registered in England and Wales (collectively, the “Farncombe Entities”). The Farncombe Entities operate primarily in the U.K. and Europe and are in the business of providing strategic consultancy, content security, testing and implementation services for broadcast and broadband internet digital television.

The total purchase price, subject to adjustment in accordance with the terms of the Purchase Agreement, was £4,360,620 pounds sterling (approximately $6.8 million based on an exchange rate of £1.556= US$1.00 as of July 21, 2015) comprised of:

•	Cash paid at Closing in the amount of 654,093 pounds sterling (approximately US$1.0 million based on an exchange rate of £1.556= US$1.00 as of July 21, 2015) which was funded from our available cash on hand and represents 15% of the purchase price.
•

£1,308,186 pounds sterling (approximately US$2.0 million based on an exchange rate of £1.556= US$1.00 as of July 21, 2015) settled by the issuance of 588,567 shares of Company Common Stock at Closing which equals 30% of the purchase price.

•	Additional consideration in the amount of £654,093 pounds sterling in cash is expected to be paid on or about September 5, 2015 (approximately US$1.0 million based on an exchange rate of £1.556=US$1.00 as of July 21, 2015) which represents 15% of the purchase price adjusted for net working capital adjustment as prescribed in the Purchase Agreement based upon the relative amounts of the net working capital of the Farncombe Entities as of May 31, 2015 and Closing and as compared to the target amount of net working capital.
•	Earn-out consideration (the “Earn-Out”) which is potentially payable in cash and/or shares of Company Common Stock as elected by each Seller in the Purchase Agreement and represents 40% of the purchase price.

The aggregate amount potentially payable pursuant to the Earn-Out consists of cash in an amount up to £719,483 pounds sterling (approximately US$1.2 million based on an exchange rate of £1.556= US$1.00 as of July 21, 2015) and up to 461,055 shares of Company Common Stock (approximately £1,024,765 pounds sterling or US$1.6 million based on an exchange rate of £1.556=US$1.00 as of July 21, 2015). Amounts, if any, payable under the Earn-Out are based upon the amounts of specified revenues attributable to the Farncombe Entities after June 1, 2015 through July 22, 2017, as defined in the Purchase Agreement. Pursuant to the Purchase Agreement, the number of shares of Company Common Stock payable under the Purchase Agreement at Closing and pursuant to the Earn-Out was determined based on the volume weighted average share price for Company Common Stock on the Nasdaq Stock Market for the 30 days ending on the day before the date of signing of the Purchase Agreement and based upon the average pounds sterling to dollar exchange rate recorded by the Financial Times for the 30 days ending on the day before the date of signing of the Purchase Agreement.

The Purchase Agreement contains non-compete and non-solicitation agreements of the individual Sellers. The Purchase Agreement also contains customary warranties, covenants and indemnification provisions.

Acquisition-related costs recognized during each of the thirteen and twenty-six weeks ended July 4, 2015 were $292,000, respectively and are recorded in Selling, general and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

We will account for the acquisition of Farncombe using the acquisition method as required in FASB ASC 805, “Business Combinations.” Based on the acquisition method of accounting, the consideration will be allocated to the assets and liabilities acquired based on their fair values as of the acquisition date. Any remaining amount of the purchase price allocation will be recorded as goodwill. We are reviewing information surrounding the determination of this purchase price allocation related to this acquisition and as such have not completed the allocation.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements. In addition to historical information, this quarterly report contains forward-looking statements. Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements of assumptions underlying such statements, and statements of the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future. Forward-looking statements can often be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "should," "could," "intends," "plans," "estimates" or "anticipates," variations thereof or similar expressions. Certain risks and uncertainties could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause a difference include, but are not limited to, our ability to successfully integrate the operations of Farncombe France SARL and Farncombe Technology Limited with our operations, our ability to successfully implement the strategic relationship with Elutions, conditions in the industry sectors that we serve, including the slowing of client decisions on proposals and project opportunities along with scope reduction of existing projects, overall economic and business conditions, our ability to retain the limited number of large clients that constitute a major portion of our revenues, our ability to protect client or Cartesian data or information systems from security breaches and cyber-attacks, technological advances and competitive factors in the markets in which we compete, foreign currency exchange rate fluctuations and the factors discussed in the sections entitled "Cautionary Statement Regarding Forward-Looking Information" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended January 3, 2015 (“2014 Form 10-K”). Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date of this report. We undertake no obligation to revise, or publicly release the results of any revision to, these forward-looking statements. Readers should carefully review the cautionary statements contained in our 2014 Form 10-K and in other documents that we file from time to time with the Securities and Exchange Commission.

The following should be read in connection with Management's Discussion and Analysis of Financial Condition and Results of Operations as presented in our 2014 Form 10-K.

OVERVIEW

Cartesian is among the leading providers of consulting services and managed solutions to the global leaders in the communications, digital media, and technology industries. We offer a fully integrated suite of consulting offerings including strategy, organizational development, knowledge management, marketing, operational, and technology consulting services. We have consulting experience with almost all major aspects of managing a global communications company. Our portfolio of solutions includes proprietary methodologies and toolsets, deep industry experience, and hands-on operational expertise and licensed software. These solutions assist clients in tackling complex business problems.

Our global investments in targeting the cable industry have positioned our business to better serve consolidating telecommunications carriers and the converging global media and entertainment companies. The convergence of communications with media and entertainment, the pace of technological change in the sector, and the consolidation of large telecommunications carriers have required us to focus our strategy on serving our clients in both North America and European markets, continuing to expand our offerings with software products and strengthening our position within the large carriers and media and entertainment companies. Subject to the effects of cyclical economic conditions, our efforts are helping us build what we believe is a more sustainable revenue model over the long-term, which will enable us to expand our global presence. We continue to focus our efforts on identifying, adapting to and capitalizing on the changing dynamics prevalent in the converging communications, media and entertainment industries, as well as providing our wireless and IP services within the communications sector.

On July 22, 2015, we entered into a Share Purchase Agreement (the “Purchase Agreement”) and completed the acquisition of all of the outstanding shares of capital stock of Farncombe France SARL and Farncombe Technology Limited (collectively, the “Farncombe Entities”). The Farncombe Entities operate primarily in the U.K. and Europe and are in the business of providing strategic consultancy, content security, testing and implementation services for broadcast and broadband internet digital television. The leaders and consultants of the Farncombe Entities are known experts in video, digital rights, content and security across multiple platforms, including broadcast, mobile and broadband networks. In addition to serving a complementary client base, the Farncombe Entities position Cartesian to support the growing digital TV needs of communications service providers in North America and EMEA. We currently expect the acquisition to be accretive, and provide cross-selling and upselling opportunities across our combined customer base, particularly in strategy and analytics. The global payTV market exceeds more than $250 billion annually and continues to grow steadily. Convergence of content across digital media platforms is increasingly important in markets across the globe. Ensuring a high quality, seamless viewing experience along with the security of content is a requirement to compete effectively. Farncombe’s experience in these areas along with Cartesian’s strategic, operational and technical capabilities in serving global service providers strengthens the Company’s ability to support convergence and quad play offerings in this growing market.

Strategic alliance partnerships are a key element of our strategy. To complement our focus on leveraging our Ascertain software at the core of our offerings to build a more sustainable model, we also leverage third-party platforms. On February 25, 2014, we entered into a strategic alliance and Investment Agreement with Elutions, Inc. ("Elutions"), a provider of operational business intelligence solutions. With regard to the commercial relationship, Elutions is a provider of smart building and smart asset management solutions for energy management. Elutions uniquely combines technology and expertise to enable a machine-to-machine automated control and optimization of commercial and technical sites in a manner that can deliver significant energy savings with existing building infrastructure by optimizing use. Elutions’ end-to-end solution includes web-enabled application software, wireless and wireline networking hardware, energy management bureau services and engineering and integration services. In the communications sector that we primarily serve, energy consumption is a large and often sub-optimized component of operating costs and an area that continues to escalate as service providers invest in areas like datacenters. We are currently Elutions’ exclusive partner with respect to certain prospective clients in the communications sector in North America and the UK. In the partnership, Cartesian is providing lead generation to Elutions, assisting with sales and marketing activities, priming contracts for Elutions with our clients, program managing the solution, and working with Elutions to deliver additional energy savings and operational benefits through the term of each customer managed service contract.

Our financial results are affected by macroeconomic conditions, credit market conditions, technology change and the overall level of business confidence. Economic volatility and technological change has continued to impact our customer base and has resulted in continued higher levels of consolidation and convergence for some of our significant clients in the communications, media and entertainment sectors. We are also experiencing greater pricing pressure and an increased need for enhanced return on investment for projects or added sharing of risk and reward.

Revenues are driven by the ability of our team to secure new project contracts and deliver those projects in a way that adds value to our clients in terms of return on investment or assisting clients to address a need or implement change. For the thirteen weeks ended July 4, 2015, revenues decreased 3.0% to $16.9 million from $17.4 million for the thirteen weeks ended June 28, 2014. This decrease was primarily driven by the impact of a $0.9 million unfavorable change in foreign currency translation rates applied to our foreign revenues along with reductions in total volume of projects in our North America segment which decreased revenues by $0.7 million. These reductions were partially offset by growth in our EMEA segment.

For the twenty-six weeks ended July 4, 2015, revenues increased 3.8% to $34.9 million from $33.7 million for the twenty-six weeks ended June 28, 2014. The increase was driven by growth in our EMEA segment of $1.9 million which includes a $1.8 million unfavorable change in foreign currency translation rates. Reductions in total volume of projects in our North America segment decreased revenues by $0.9 million. Our international revenues were approximately 55.4% of total revenues for the twenty-six weeks ended July 4, 2015 as compared to 52.4% for the twenty-six weeks ended June 28, 2014.

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

Cost of services consists primarily of compensation for consultants who are employees as well as fees paid to independent contractor organizations and related expense reimbursements. Employee compensation includes certain non-billable time, training, vacation time, benefits and payroll taxes. Gross margins are primarily impacted by the type of consulting services provided; the size of service contracts and negotiated discounts; changes in our pricing policies and those of competitors; utilization rates of consultants and independent subject matter experts; and employee and independent contractor costs, which tend to be higher in a competitive labor market. During the thirteen weeks ended July 4, 2015, Cost of services also included $0.3 million related to an inventory adjustment. See Note 1, Basis of Reporting in the Notes to the Condensed Consolidated Financial Statements (Unaudited), included in Item 1, Condensed Consolidated Financial Statements (Unaudited), of this report.

Gross margins were 35.0% for the twenty-six weeks ended July 4, 2015 compared to 36.5% in the twenty-six weeks ended June 28, 2014. In general, the most significant items that impact our margins include the mix of project types, utilization of personnel and competitive pricing decisions, including volume discounts.

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

Selling, general and administrative expenses were $15.5 million for the twenty-six weeks ended July 4, 2015 compared to $13.7 million for the twenty-six weeks ended June 28, 2014. Operating costs increased primarily in support of revenue growth and included an increase in salaries and related costs of $1.2 million and increases in technology related costs of $0.3 million. The twenty-six week periods for both fiscal 2015 and fiscal 2014 included expenses that the Company considers to be unusual for the Company. Operating expenses for the twenty-six weeks ended July 4, 2015 included approximately $1.0 million for lease expense related to our discontinuation of use of certain office space, severance costs and acquisition expenses, while operating expenses for the twenty-six weeks ended June 28, 2014 included legal settlement expense of approximately $1.4 million. We are continuing to evaluate selling, general and administrative expenses in an effort to maintain an appropriate cost structure relative to revenue levels.

Other expense for the twenty-six weeks ended July 4, 2015 and June 28, 2014 was $0.3 million and $1.6 million, respectively. The twenty-six weeks ended June 28, 2014 included amortization of the promissory note discount and certain transaction costs on the Elutions transaction of $1.5 million, which were expensed during the second quarter of fiscal 2014. Other expenses also include interest expense on the promissory note, expense related to the change in fair value of the warrant and derivative liabilities embedded in the promissory note, and incentive warrant expense. See Note 2, Strategic Alliance and Investment by Elutions, Inc., in the Notes to the Condensed Consolidated Financial Statements (Unaudited), included in Item 1, Condensed Consolidated Financial Statements (Unaudited), of this report.

We recorded an income tax provision of $290,000 for the twenty-six weeks ended July 4, 2015 and an income tax benefit of $1.5 million for the twenty-six weeks ended June 28, 2014. The provision for the twenty-six weeks ended July 4, 2015 related to taxable income within the Company’s UK operations and deferred taxes recognized on goodwill amortized for income tax purposes but not for financial reporting purposes. In the second quarter of fiscal 2014, we concluded that it was appropriate to release the valuation allowance reserves against our international deferred tax assets due to the sustained positive operating performance of our UK operations and the availability of expected future taxable income. As a result, we recorded a $1.8 million income tax benefit related to the reversal of our deferred tax asset valuation allowance reserves.

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

During the twenty-six weeks ended July 4, 2015, our operating activities used cash of $1.2 million. Included in net cash used by operating activities was a net loss of $3.6 million offset by $1.4 million of non-cash expenses. Changes in working capital provided $1.0 million of positive cash flow from operations. At July 4, 2015, we had working capital of approximately $14.3 million.

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

Impairment of Goodwill and Long-lived Assets - As of July 4, 2015, we had $8.0 million in goodwill, which is subject to periodic review for impairment. FASB ASC 350 “Intangibles-Goodwill and Other” requires an evaluation of indefinite-lived intangible assets and goodwill annually and whenever events or circumstances indicate that such assets may be impaired. The evaluation is conducted at the reporting unit level and compares the calculated fair value of the reporting unit to its book value to determine whether impairment has been deemed to occur. As of July 4, 2015, we had approximately $3.9 million and $4.1 million in goodwill allocated to the North America and EMEA reporting units, respectively. Any impairment charge would be based on the most recent estimates of the recoverability of the recorded goodwill. If the remaining book value assigned to goodwill in an acquisition is higher than the estimated fair value of the reporting unit, there is a requirement to write down these assets.

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

Revenue Recognition - We recognize revenues from time and materials consulting contracts in the period in which our services are performed. We recognized $5.2 million and $3.6 million in revenues from time and materials contracts during the thirteen weeks ended July 4, 2015 and June 28, 2014, respectively. We recognized $11.2 million and $7.1 million in revenues from time and materials contracts during the twenty-six weeks ended July 4, 2015 and June 28, 2014, respectively. In addition to time and materials contracts, we also enter into fixed fee contracts. We recognize revenues on milestone or deliverables-based fixed fee contracts and time and materials contracts not to exceed contract price using the percentage of completion-like method described by FASB ASC 605-35, "Revenue Recognition - Construction-Type and Production-Type Contracts." For fixed fee contracts where services are not based on providing deliverables or achieving milestones, we recognize revenues on a straight-line basis over the period during which such services are expected to be performed. During the thirteen weeks ended July 4, 2015 and June 28, 2014, we recognized $11.7 million and $13.8 million in revenues on fixed fee contracts, respectively. During the twenty-six weeks ended July 4, 2015 and June 28, 2014, we recognized $23.7 million and $26.6 million in revenues on fixed fee contracts, respectively. In connection with some fixed fee contracts, we receive payments from customers that exceed recognized revenues. We record the excess of receipts from customers over recognized revenue as deferred revenue. Deferred revenue is classified as a current liability to the extent it is expected to be earned within twelve months from the date of the balance sheet.

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

Accounting for Income Taxes - Accounting for income taxes requires significant estimates and judgments on the part of management. Such estimates and judgments include, but are not limited to, the effective tax rate anticipated to apply to tax differences that are expected to reverse in the future, the sufficiency of taxable income in future periods to realize the benefits of net deferred tax assets and net operating losses currently recorded and the likelihood that tax positions taken in tax returns will be sustained on audit. We account for income taxes in accordance with FASB ASC 740 "Income Taxes." As required by FASB ASC 740, we record deferred tax assets or liabilities based on differences between financial reporting and tax basis of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. FASB ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of July 4, 2015, cumulative valuation allowances in the amount of $33.8 million were recorded in connection with domestic net deferred income tax assets.

As required by FASB ASC 740, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the guidance. Pursuant to FASB ASC 740, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As of July 4, 2015, we have no recorded liability for unrecognized tax benefits.

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

Research and Development and Software Development Costs - Software development costs are accounted for in accordance with FASB ASC 985-20, “Software - Costs of Software to Be Sold, Leased, or Marketed” and FASB ASC 350-40, “Intangibles - Goodwill and Other - Internal-Use Software.” Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. We capitalize development costs incurred during the period between the establishment of technological feasibility and the release of the final product to customers if such costs are material. In addition, we capitalize software development costs for internal use software that we do not intend to market to third parties but use to deliver services. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, the date technological feasibility is reached, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. During the thirteen weeks ended July 4, 2015 and June 28, 2014, software development costs of $201,000 and $360,000, respectively, were expensed as incurred. During the twenty-six weeks ended July 4, 2015 and June 28, 2014, software development costs of $409,000 and $564,000, respectively, were expensed as incurred. During the thirteen weeks and twenty-six weeks ended July 4, 2015, $189,000 and $366,000 of internal use software development costs were capitalized, respectively. No software development costs were capitalized during the twenty-six weeks ended June 28, 2014.

Inventory - In accordance with the provisions of FASB ASC 330, “Inventory,” the Company’s inventory is stated at the lower of cost, using the first-in, first-out (FIFO) method, or fair value. As of July 4, 2015, the Company had $2.7 million in inventory, $3.0 million of which was finished goods, net of a $0.3 million adjustment. All of the inventory was purchased in July 2014 from Elutions, which owns more than five percent of the outstanding shares of common stock of the Company. The inventory adjustment was recorded in Cost of Services in the Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income for the thirteen weeks and twenty-six weeks ended July 4, 2015. As provided for in the general framework agreement between the Company and Elutions (see Note 2, Strategic Alliance and Investment by Elutions, Inc. in the Notes to the Condensed Consolidated Financial Statements (Unaudited) included in Item 1, Condensed Consolidated Financial Statements (Unaudited), of this report), if the Company has not sold 75% of the inventory acquired from Elutions within one year after acquisition, Elutions is required upon request to source its requirements for future projects from such inventory subject to a 10% discount against the Company’s purchase price until the Company has exhausted such inventory. The Company has requested that Elutions source its requirements for future projects from the inventory that was acquired by the Company from Elutions in July 2014.

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

For stock options with only a service-based vesting requirement, we calculate grant date fair value using the Black-Scholes valuation model. Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock which are obtained from public data sources. The expected term of options granted is based on the simplified method in accordance with the SAB No. 110 as our historical share option exercise experience does not provide a reasonable basis for estimation. Expense for the awards ultimately expected to vest is recognized on a graded vesting schedule over the vesting period.

For stock options containing a market condition, the market conditions are required to be considered when calculating the grant date fair value. FASB ASC 718 requires us to select a valuation technique that best fits the circumstances of an award. In order to reflect the substantive characteristics of the market condition option award, a Monte Carlo simulation valuation model is used to calculate the grant date fair value of such stock options. Monte Carlo approaches are a class of computational algorithms that rely on repeated random sampling to compute their results. This approach allows the calculation of the value of such stock options based on a large number of possible stock price path scenarios. Expense for the market condition stock options is recognized over the derived service period as determined through the Monte Carlo simulation model. See Note 4, Share-Based Compensation in the Notes to the Condensed Consolidated Financial Statements (Unaudited) included in Item 1, Condensed Consolidated Financial Statements (Unaudited), of this report.

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

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED JULY 4, 2015 COMPARED TO THIRTEEN WEEKS ENDED JUNE 28, 2014

REVENUES

Revenues decreased 3.0% to $16.9 million for the thirteen weeks ended July 4, 2015 from $17.4 million for the thirteen weeks ended June 28, 2014. This decrease was primarily driven by the impact of a $0.9 million unfavorable change in foreign currency translation rates applied to our foreign revenues along with reductions in total volume of projects in our North America segment which decreased revenue by $0.7 million. These reductions were partially offset by growth in our EMEA segment.

North America Segment - North America segment revenues were $7.5 million and $8.2 million for the thirteen weeks ended July 4, 2015 and June 28, 2014, respectively. During the thirteen weeks ended July 4, 2015, the North America segment provided services on 71 customer projects, compared to 68 projects performed in the thirteen weeks ended June 28, 2014. Average revenue per project was $105,000 for the thirteen week period ended July 4, 2015 and $121,000 for the thirteen week period ended June 28, 2014. Revenues recognized in connection with fixed price engagements totaled $6.1 million and $6.3 million for the thirteen weeks ended July 4, 2015 and June 28, 2014, respectively, representing 81.1% and 76.5% of the total revenues of the segment, respectively. There were no revenues from software licensing during both thirteen week periods ended July 4, 2015 and June 28, 2014.

EMEA Segment- EMEA segment revenues increased 1.7% to $9.3 million for the thirteen weeks ended July 4, 2015 from $9.2 million for the thirteen weeks ended June 28, 2014. The increase was primarily related to the continued growth in the number of consulting and solutioning engagements in the segment offset by a $0.9 million impact of unfavorable foreign currency translation of the segment’s functional currency to our reporting currency, the U.S. Dollar. During the thirteen weeks ended July 4, 2015 and June 28, 2014, this segment provided services on 185 and 149 customer projects, respectively. Average revenue per project was approximately $49,000 and $59,000 for the thirteen weeks ended July 4, 2015 and June 28, 2014, respectively. Revenues from post-contract software related support services were approximately $227,000 and $320,000 for the thirteen weeks ended July 4, 2015 and June 28, 2014, respectively. No revenues from software licensing were recognized during the thirteen weeks ended July 4, 2015 or June 28, 2014.

Strategic Alliances Segment - Strategic Alliances segment revenues were $0.1 million for the thirteen weeks ended July 4, 2015 while no revenues were generated during the thirteen weeks ended June 28, 2014.

COST OF SERVICES

Cost of services increased 2.3% to $11.3 million for the thirteen weeks ended July 4, 2015 from $11.1 million for the thirteen weeks ended June 28, 2014. Our gross margin was 32.9% for the thirteen weeks ended July 4, 2015 compared to 36.4% for the thirteen weeks ended June 28, 2014. The drop in gross margin during the thirteen weeks ended July 4, 2015 is driven by lower revenue and utilization within the North America segment, while the EMEA segment experienced slightly lower utilizations. Further, the Alliance segment experienced a $300,000 inventory adjustment during the thirteen weeks ended July 4, 2015. Cost of services during the thirteen weeks ended July 4, 2015 were $4.6 million and $6.2 million in our North America and EMEA segments, respectively. Cost of services during the thirteen weeks ended June 28, 2014 were $5.1 million and $6.0 million in our North America and EMEA segments, respectively. Our North America segment gross margin was 37.3% for the thirteen weeks ended July 4, 2015 compared to 38.4% for the thirteen weeks ended June 28, 2014. Our EMEA segment gross margin was 33.6% for the thirteen weeks ended July 4, 2015, compared to 34.6% for the thirteen weeks ended June 28, 2014. For our Strategic Alliances segment, cost of services were $0.4 million for the thirteen weeks ended July 4, 2015 while no costs of services were incurred during the thirteen weeks ended June 28, 2014. Cost of services for our Strategic Alliances segment for the thirteen weeks ended July 4, 2015 included $0.3 million related to an inventory adjustment. See Note 1, Basis of Reporting in the Notes to the Condensed Consolidated Financial Statements (Unaudited), included in Item 1, Condensed Consolidated Financial Statements (Unaudited), of this report. Unallocated costs of services, such as certain research and development costs, were $0.1 million for the thirteen weeks ended July 4 2015.

OPERATING EXPENSES

Selling, general and administrative expenses were $8.2 million for the thirteen weeks ended July 4, 2015 compared to $7.8 million for the thirteen weeks ended June 28, 2014. Operating costs increased primarily in support of revenue growth and included an increase in salaries and related costs of $0.4 million and an increase in technology related costs of $0.1 million. The thirteen week periods in both fiscal 2015 and fiscal 2014 included expenses that the Company considers to be unusual for the Company. Operating expenses for the thirteen weeks ended July 4, 2015 included approximately of $1.0 million for lease expense related to our discontinuation of use of certain office space, severance costs and acquisition expenses, while operating expenses for the thirteen weeks ended June 28, 2014 included legal settlement expense of approximately $1.4 million.

OTHER INCOME AND EXPENSE

Other expense for the thirteen weeks ended July 4, 2015 and June 28, 2014 was $37,000 and $17,000, respectively. Other expense for the thirteen weeks ended July 4, 2015, includes interest expense on the promissory note, a gain related to the change in fair value of the derivative liability embedded in the promissory note and incentive warrant expense. Included in other expense for the thirteen weeks ended June 28, 2014 were interest expense associated with the promissory note partially offset by income related to the change in fair value of the warrants and derivative liabilities that were also issued as part of the Elutions transaction. See Note 2, Strategic Alliance and Investment by Elutions, Inc., in the Notes to the Condensed Consolidated Financial Statements (Unaudited) included in Item 1, Condensed Consolidated Financial Statements, of this report.

INCOME TAXES

During the thirteen weeks ended July 4, 2015, we recorded an income tax provision of $120,000 and during the thirteen weeks ended June 28, 2014, we recorded an income tax benefit of $1,553,000. The income tax provision for the thirteen weeks ended July 4, 2015 is primarily related to the generation of pre-tax book income within our UK operations in addition to deferred taxes recognized on goodwill amortized for income tax purposes but not for financial reporting purposes. The income tax benefit for the thirteen weeks ended June 28, 2014 was primarily related to a $1,849,000 benefit recognized in connection with the release of the valuation allowance on our international deferred income tax assets partially offset by the generation of taxable income within our UK operations and deferred taxes recognized on goodwill amortized for income tax purposes but not for financial reporting purposes. For the thirteen weeks ended July 4, 2015 and June 28, 2014, we recorded no income tax benefit related to our domestic pre-tax losses, in accordance with the provisions of FASB ASC 740, "Income Taxes", which requires an estimation of our ability to use recorded deferred income tax assets. We currently have recorded a valuation allowance against all domestic deferred income tax assets generated due to uncertainty about their ultimate realization as a result of our history of domestic operating losses. If we continue to report net operating losses for financial reporting in our domestic operations, no additional tax benefit would be recognized for those losses, since we will not have accumulated enough positive evidence to support our ability to utilize the net operating loss carry-forwards in the future.

OPERATING LOSS AND NET INCOME (LOSS)

We recorded operating losses of $2.6 million and $1.4 million for the thirteen weeks ended July 4, 2015 and June 28, 2014, respectively. For the thirteen weeks ended July 4, 2015 and June 28, 2014, we recorded a net loss of $2.8 million and net income of $0.1 million, respectively.

TWENTY-SIX WEEKS ENDED JULY 4, 2015 COMPARED TO TWENTY-SIX WEEKS ENDED JUNE 28, 2014

REVENUES

Revenues increased 3.8% to $34.9 million for the twenty-six weeks ended July 4, 2015 from $33.7 million for the twenty-six weeks ended June 28, 2014. The increase was driven by growth in our EMEA segment of $1.9 million which includes a $1.8 million unfavorable change in foreign currency translation rates. Reductions in total volume of projects in our North America segment decreased revenues by $0.9 million. Our international revenues were approximately 55.2% of total revenues for the twenty-six weeks ended July 4, 2015 as compared to 52.4% for the twenty-six weeks ended June 28, 2014.

North America Segment - North America segment revenues were $15.4 million and $16.3 million for the twenty-six weeks ended July 4, 2015 and June 28, 2014, respectively. During the twenty-six weeks ended July 4, 2015, the North America segment provided services on 93 customer projects, compared to 89 projects performed in the twenty-six weeks ended June 28, 2014. Average revenue per project was $165,000 for the twenty-six week period ended July 4, 2015 and $182,000 for the twenty-six week period ended June 28, 2014. Revenues recognized in connection with fixed price engagements totaled $12.1 million and $12.2 million for the twenty-six weeks ended July 4, 2015 and June 28, 2014, respectively, representing 78.4% and 75.0% of the total revenues of the segment, respectively. There were no revenues from software licensing during both twenty-six week periods ended July 4, 2015 and June 28, 2014.

EMEA Segment- EMEA segment revenues increased 11.0% to $19.3 million for the twenty-six weeks ended July 4, 2015 from $17.4 million for the twenty-six weeks ended June 28, 2014. During the twenty-six weeks ended July 4, 2015 and June 28, 2014, this segment provided services on 264 and 189 customer projects, respectively. Average revenue per project was approximately $72,000 and $89,000 for the twenty-six weeks ended July 4, 2015 and June 28, 2014, respectively. Revenues from post-contract software related support services were approximately $450,000 and $633,000 for the twenty-six weeks ended July 4, 2015 and June 28, 2014, respectively. Revenues from software licensing during the twenty-six weeks ended July 4, 2015 and June 28, 2014 were immaterial.

Strategic Alliances Segment - Strategic Alliances segment revenues were $0.2 million for the twenty-six weeks ended July 4, 2015 while no revenues were generated during the twenty-six weeks ended June 28, 2014.

COST OF SERVICES

Cost of services increased 6.2% to $22.7 million for the twenty-six weeks ended July 4, 2015 from $21.4 million for the twenty-six weeks ended June 28, 2014. Our gross margin was 35.0% for the twenty-six weeks ended July 4, 2015 compared to 36.5% for the twenty-six weeks ended June 28, 2014. The drop in gross margin during the twenty-six weeks ended July 4, 2015 is driven by a drop in strategy volume in the North America segment while EMEA experienced an increase in project volume that leverages more expensive independent consultants. Further, the Alliance segment experienced a $300,000 inventory adjustment during the thirteen weeks ended July 4, 2015. Cost of services during the twenty-six weeks ended July 4, 2015 were $9.4 million and $12.6 million in our North America and EMEA segments, respectively. Cost of services during the twenty-six weeks ended June 28, 2014 were $10.1 million and $11.3 million in our North America and EMEA segments, respectively. Our North America segment gross margin was 38.6% for the twenty-six weeks ended July 4, 2015 compared to 38.1% for the twenty-six weeks ended June 28, 2014. Our EMEA segment gross margin was 34.8% for the twenty-six weeks ended July 4, 2015, compared to 34.9% for the twenty-six weeks ended June 28, 2014. For our Strategic Alliances segment, cost of services were $0.5 million for the twenty-six weeks ended July 4, 2015 while no costs of services were incurred during the twenty-six weeks ended June 28, 2014. , Cost of services for our Strategic Alliances segment for the twenty-six weeks ended July 4, 2015 included $0.3 million related to an inventory adjustment. See Note 1, Basis of Reporting in the Notes to the Condensed Consolidated Financial Statements (Unaudited), included in Item 1, Condensed Consolidated Financial Statements (Unaudited), of this report. Unallocated costs of services, such as certain research and development costs, were $0.2 million for the twenty-six weeks ended July 4, 2015.

OPERATING EXPENSES

Selling, general and administrative expenses were $15.5 million for the twenty-six weeks ended July 4, 2015 compared to $13.7 million for the twenty-six weeks ended June 28, 2014. Operating costs increased primarily in support of revenue growth and included an increase in salaries and related costs of $1.2 million and an increase in technology related costs of $0.3 million. Both of the twenty-six week periods in fiscal 2015 and 2014 included of expenses that the Company considers to be unusual for the Company. Operating expenses for the twenty-six weeks ended July 4, 2015 included approximately $1.0 million including expenses such as lease termination charges, severance costs and acquisition expenses, while operating expenses for the twenty-six weeks ended June 28, 2014 included legal settlement expense and severance of approximately $1.4 million. We are continuing to evaluate selling, general and administrative expenses in an effort to maintain an appropriate cost structure relative to revenue levels.

OTHER INCOME AND EXPENSE

Other expense for the twenty-six weeks ended July 4, 2015 and June 28, 2014 was $0.3 million and $1.6 million, respectively. The twenty-six weeks ended June 28, 2014 included $1.5 million of amortization of the promissory note discount and certain transaction costs related to the Elutions transaction. Other expense for the twenty-six weeks ended July 4, 2015, includes interest expense on the promissory note, expense related to the change in fair value of the warrant and derivative liabilities embedded in the promissory note and incentive warrant expense. See Note 2, Strategic Alliance and Investment by Elutions, Inc., in the Notes to the Condensed Consolidated Financial Statements (Unaudited), included in Item 1, Condensed Consolidated Financial Statements (Unaudited), of this report.

INCOME TAXES

During the twenty-six weeks ended July 4, 2015, we recorded an income tax provision of $290,000 and during the twenty-six weeks ended June 28, 2014, we recorded a tax benefit of $1,524,000. The income tax provision for the twenty-six weeks ended July 4, 2015 is primarily related to the generation of pre-tax book income within our UK operations in addition to deferred taxes recognized on goodwill amortized for income tax purposes but not for financial reporting purposes. The income tax benefit for the twenty-six weeks ended June 28, 2014 was primarily related to a $1,849,000 benefit recognized in connection with the release of the valuation allowance on our international deferred income tax assets partially offset by the generation of taxable income within our UK operations and deferred taxes recognized on goodwill amortized for income tax purposes but not for financial reporting purposes. For the twenty-six weeks ended July 4, 2015 and June 28, 2014, we recorded no income tax benefit related to our domestic pre-tax losses, in accordance with the provisions of FASB ASC 740, "Income Taxes", which requires an estimation of our ability to use recorded deferred income tax assets. We currently have recorded a valuation allowance against all domestic deferred income tax assets generated due to uncertainty about their ultimate realization as a result of our history of domestic operating losses. If we continue to report net operating losses for financial reporting in our domestic operations, no additional tax benefit would be recognized for those losses, since we will not have accumulated enough positive evidence to support our ability to utilize the net operating loss carry-forwards in the future.

OPERATING LOSS AND NET LOSS

We recorded operating losses of $3.2 million and $1.4 million for the twenty-six weeks ended July 4, 2015 and June 28, 2014, respectively. For the twenty-six weeks ended July 4, 2015 and June 28, 2014, we recorded net losses of $3.8 million and $1.5 million, respectively.

STATEMENT REGARDING NON-GAAP FINANCIAL MEASUREMENT

In addition to loss from operations on a GAAP basis and net (loss) income and net (loss) per share on a GAAP basis, our management uses the non-GAAP financial measures, "Non-GAAP adjusted (loss) income from operations", "non-GAAP adjusted net (loss) income," and “Constant Currency Revenues” in its evaluation of our performance, particularly when comparing performance to the prior year's period. These non-GAAP measures contain certain non-GAAP adjustments which are described in the following schedule entitled "Reconciliation of GAAP Net (Loss) Income to Non-GAAP Adjusted Net (Loss) Income and GAAP Loss from Operations to Non-GAAP Adjusted (Loss) Income from Operations" and “Reconciliation of Non-GAAP Constant Currency Revenues to GAAP Revenues.” In making these non-GAAP adjustments, we take into account certain non-cash expenses and benefits, including tax effects as applicable, and the impact of certain items that are generally not expected to be on-going in nature or that are unrelated to our core operations. Management believes the exclusion of these items provides a useful basis for evaluating underlying business performance, but should not be considered in isolation and is not in accordance with, or a substitute for, evaluating our performance utilizing GAAP financial information. In calculating revenues for the second quarter and the year-to-date period of fiscal 2015 on a constant currency basis, the Company applied average foreign exchange rates from the second quarter and year-to-date period of fiscal 2014 to the Company's foreign-denominated revenues in the second quarter and the year-to-date period of fiscal 2015. We believe that providing such adjusted results allows investors and other users of our financial statements to better understand our comparative operating performance for the periods presented. Our non-GAAP measures may differ from similar measures by other companies, even if similar terms are used to identify such measures. Although management believes the non-GAAP financial measures are useful in evaluating the performance of our business, we acknowledge that items excluded from such measures have a material impact on our loss from operations and net (loss) income and net (loss) income per share calculated in accordance with GAAP. Therefore, management uses non-GAAP measures in conjunction with GAAP results. Investors and other users of our financial information should also consider the above factors when evaluating our results.

CARTESIAN, INC.

RECONCILIATION OF GAAP NET (LOSS) INCOME TO NON-GAAP ADJUSTED NET (LOSS) INCOME

AND GAAP LOSS FROM OPERATIONS TO NON-GAAP ADJUSTED (LOSS) INCOME FROM OPERATIONS

(unaudited)

(in thousands, except per share data)

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	July 4,	June 28,	July 4,	June 28,
	2015	2014	2015	2014

Reconciliation of GAAP loss from operations to non-GAAP adjusted (loss) income from operations:

GAAP loss from operations	$(2,608)	$(1,449)	$(3,236)	$(1,441)

Depreciation	195	152	415	339
Non-cash share based compensation expense	145	272	446	446
Accrued executive severance and related costs	465	1,370	465	1,370
Lease expense for discontinuation of office space	256	-	256	-
Acquisition expenses	292	-	292	-
Foreign currency exchange gain on note payable	(165)	-	(4)	-
Adjustments to GAAP loss from operations	1,188	1,794	1,870	2,155

Non-GAAP adjusted (loss) income from operations	$(1,420)	$345	$(1,366)	$714

Reconciliation of GAAP net (loss) income to non-GAAP adjusted net (loss) income:

GAAP net (loss) income	$(2,765)	$87	$(3,786)	$(1,487)

Depreciation	195	152	415	339
Non-cash share based compensation expense	145	272	446	446
Accrued executive severance and related costs	465	1,370	529	1,370
Lease expense for discontinuation of office space	256	-	256	-
Acquisition expenses	292	-	292	-
Discount on note payable and transaction costs	-	82	-	1,610
Change in fair value of derivative liabilities	(20)	(128)	105	(111)
Foreign currency exchange gain on note payable	(165)	-	(4)	-
Incentive warrants expense	9	-	47	-
Tax effect of applicable non-GAAP adjustments (1)	53	3	29	18
Adjustments to GAAP net (loss) income	1,230	1,751	2,115	3,672

Non-GAAP adjusted net (loss) income	$(1,535)	$1,838	$(1,671)	$2,185

Reconciliation of GAAP net (loss) income per diluted common share to non-GAAP adjusted net (loss) income per diluted common share:

GAAP net (loss) income per diluted common share (2)	$(0.34)	$0.01	$(0.47)	$(0.19)

Depreciation	0.02	0.02	0.05	0.04
Non-cash share based compensation expense	0.02	0.04	0.06	0.06
Accrued executive severance and related costs	0.05	0.17	0.06	0.18
Lease expense for discontinuation of office space	0.03	-	0.03	-
Acquisition expenses	0.04	-	0.04	-
Discount on note payable and transaction costs	-	0.01	-	0.20
Change in fair value of derivative liabilities	(0.00)	(0.02)	0.01	(0.01)
Foreign currency exchange loss on note payable	(0.02)	-	-	-
Incentive warrants expense	-	-	0.01	-
Tax effect of applicable non-GAAP adjustments (1)	-	-	-	-
Adjustments to GAAP net (loss) income per diluted common share	0.14	0.22	0.26	0.47

Non-GAAP adjusted net (loss) income per diluted common share	$(0.20)	$0.23	$(0.21)	$0.28

Weighted average shares used in calculation of Non-GAAP adjusted net (loss) income per diluted common share (2)	8,181	8,140	8,135	7,748

(1) The Company calculated the tax effect of non-GAAP adjustments by applying an applicable estimated jurisdictional tax rate to each specific non-GAAP item after consideration of the Company's valuation allowance.

(2) The Company uses weighted average diluted common shares including the dilutive effect of stock options, non-vested shares and warrants in the calculation of GAAP net loss per diluted common share in this reconciliation in order to reconcile to Non-GAAP adjusted net income per diluted common share for the thirteen weeks ended June 28, 2014.

CARTESIAN, INC.

RECONCILIATION OF NON-GAAP CONSTANT CURRENCY REVENUES

TO GAAP REVENUES

(unaudited)

(in thousands, except growth rates)

	Thirteen	Thirteen		Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended		Weeks Ended	Weeks Ended
	July 4,	June 28,	Year-Over-Year	July 4,	June 28,	Year-Over-Year
	2015	2014	Growth	2015	2014	Growth

Non-GAAP Constant Currency Revenues Reconciliation (1)

GAAP revenues, as reported	$16,889	$17,420	(3.0)%	$34,939	$33,657	3.8%
Foreign currency exchange impact on 2015 revenues using 2014 average rates	900			1,819
Non-GAAP revenues, at constant currency	$17,789	$17,420	2.1%	$36,758	$33,657	9.2%

(1) Non-GAAP revenues on a constant currency basis are calculated by applying the average foreign exchange rates for the thirteen and twenty-six weeks ended June 28, 2014 to foreign-denominated revenues in the comparable current year periods. The difference between non-GAAP revenues and revenues calculated in accordance with GAAP is shown as "foreign currency exchange impact" in the table above. Non-GAAP constant currency revenue growth (expressed as a percentage) is calculated by determining the increase in non-GAAP constant currency revenues in fiscal 2015 compared to GAAP revenues for the prior year.

LIQUIDITY AND CAPITAL RESOURCES

During the twenty-six weeks ended July 4, 2015, our operating activities used cash of $1.2 million. Included in net cash used by operating activities was a net loss of $3.8 million offset by $1.6 million of non-cash expenses. Changes in working capital provided $1.0 million of positive cash flow from operations. The working capital changes relate primarily related to a decrease in accounts receivable of $1.6 million due to the timing of collections, including accounts receivable transferred under our agreements with third-party financial institutions, and an increase in trade accounts payable and deferred revenue of $1.4 million. These sources of cash were partially offset by a $1.7 million decrease in accrued severance liability and related costs which were funded during the current year and a $0.3 million increase in other assets.

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

Net cash used in investing activities was $0.6 million and $0.3 million for the twenty-six weeks ended July 4, 2015 and June 28, 2014, respectively, and is related to the purchase of office equipment, software and computer equipment.

Net cash used in financing activities was $0.1 million for the twenty-six weeks ended July 4, 2015 while net cash provided by financing activities was $5.1 million for the twenty-six weeks ended June 28, 2014. Net cash used in financing activities during the twenty-six weeks ended July 4, 2015 related primarily to repurchases of common stock for employee income tax withholding, partially offset by purchases of stock by employees under the employee stock purchase plan. Cash provided by financing activities during the twenty-six weeks ended June 28, 2014 was driven by a cash infusion of $5.3 million related to the issuance of a note payable and common stock in connection with the Elutions transaction and $66,000 provided by purchases of stock by employees under the employee stock purchase plan, partially offset by $167,000 in equity issuance costs and $42,000 used to repurchase common stock for employee income tax withholding.

At July 4, 2015, we had approximately $11.1 million in cash and cash equivalents and $14.3 million in net working capital. At July 4, 2015, $9.1 million of our cash and cash equivalents were denominated in British pounds sterling, which we would be able to repatriate, if needed, without any negative U.S. income tax consequences. We believe we have sufficient cash and cash equivalents to meet anticipated cash and working capital requirements, including anticipated capital expenditures for at least the next 12 months. Furthermore, based on an analysis of our investments classified as cash equivalents, we do not believe that we have any material risk related to the liquidity or valuation of these investments, nor do we believe that we have any material counterparty credit risk related to these investments. Should our cash and cash equivalents prove insufficient, we may need to obtain new debt or equity financing to support our operations or complete acquisitions. If we need to obtain new debt or equity financing to support our operations or complete acquisitions in the future, we may be unable to obtain debt or equity financing on reasonable terms. We have established a flexible model that provides a lower fixed cost structure than most consulting firms, enabling us to scale operating cost structures more quickly based on market conditions, although there is a lag in time required to scale the business appropriately if revenues are reduced. Our strong balance sheet has enabled us to make acquisitions and related investments in intellectual property and businesses we believe are enabling us to capitalize on the current transformation of the industry; however, if demand for our consulting services is reduced and we continue to experience negative cash flow, we could experience liquidity challenges at some point in the future.

We have entered into agreements with third-party financial institutions under which we can selectively elect to transfer to the financial institutions accounts receivables with certain of our largest, international customers on a non-recourse basis.  These agreements give us optionality to convert outstanding accounts receivable to cash at what we believe is a very attractive discount rate. During the twenty-six weeks ended July 4, 2015, $12.0 million in accounts receivable was transferred pursuant to these agreements.

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

Also, as described in the Notes to the Condensed Consolidated Financial Statements (Unaudited) of the report, in connection with the Company’s approval of the separation from service of the Company’s Chief Executive Officer on June 3, 2015, the Company issued a put option to the former executive which grants him the option and right to sell to the Company up to 112,692 of his shares of the Company’s common stock owned on June 3, 2015 at $4.50 per share. The put option expires on March 15, 2016.

In connection with the acquisition of the Farncombe Entities as described in the Notes to the Condensed Consolidated Financial Statements (Unaudited) of the report, the total purchase price includes earn-out consideration which is potentially payable in cash and/or shares of Company common stock as elected by each Seller in the Share Purchase Agreement. The earn-out consideration that is potentially payable represents 40% of the purchase price of the Farncombe Entities up to £719,483 pounds sterling (approximately US$1.1 million based on an exchange rate of £1.556= US$1.00 as of July 21, 2015) and up to 461,055 shares of Company Common Stock.

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

A review and evaluation was performed by our management, including the person serving as our Chief Executive Officer and Chief Financial Officer (the “CEO and CFO”), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon this evaluation, the Company’s CEO and CFO has concluded that the Company’s disclosure controls and procedures were effective as of July 4, 2015.

There were no changes in our internal control over financial reporting during the fiscal quarter ended July 4, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We have not been subject to any material new litigation since the filing on April 3, 2015 of our 2014 Form 10-K.

ITEM 1A.  RISK FACTORS

Not applicable

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about purchases by the Company (and its affiliated purchasers) during the quarter ended July 4, 2015, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

	Purchases of Equity Securities
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
April 5, 2015 through May 2, 2015	6,597	(1)	$3.39	-	$2,000,000	-
May 3, 2015 through May 30, 2015	3,080	(2)	$4.00	-	$2,000,000	-
Total	9,677		$3.58	-	$2,000,000	-

(1)	Shares withheld from a non-vested stock award that vested in April 2015 to settle the recipient’s income tax withholding obligation. As of July 4, 2015, there are 296,426 shares of non-vested restricted stock outstanding for which the award recipients may request shares to be withheld in the future to settle the recipients’ income tax withholding obligations.
(2)	Shares withheld from a non-vested stock award that vested in May 2015 to settle the recipient’s income tax withholding obligation.
(3)	On June 3, 2015, the Company’s Board of Directors authorized an amendment to the Company’s previously announced stock repurchase program to extend the program through June 30, 2016. The program was initially authorized in February 2014 and authorized the Company to repurchase up to $2 million of Company common stock. Under the program, repurchases may be made by the Company from time to time in the open market or through privately negotiated transactions depending on market conditions, share price and other factors. The stock repurchase program may be modified or discontinued at any time by the Board of Directors.

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

(a) Exhibits

Exhibit No.	Description of Exhibit

Exhibit 2.1	Share Purchase Agreement, dated July 22, 2015, among Cartesian, Inc. and the Sellers referenced therein, for the acquisition of the Farncombe Entities, filed as exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2015 is incorporated herein by reference as Exhibit 2.1.*

Exhibit 10.1	Separation Agreement, dated as of June 3, 2015, by and between Cartesian, Inc. and Donald E. Klumb, filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2015 is incorporated herein by reference as Exhibit 10.1.

Exhibit 10.2	Consulting Agreement, dated as of June 4, 2015, by and between Cartesian, Inc. and Donald E. Klumb, filed as exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2015 is incorporated herein by reference as Exhibit 10.2.

Exhibit 10.3	Cartesian, Inc. Equity Incentive Plan, filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2015 is incorporated herein by reference as Exhibit 10.3

Exhibit 10.4	Employment Agreement, dated as of June 3, 2015, by and between Cartesian, Inc. and Peter Woodward, filed as exhibit 10.3 to Amendment No. 1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2015 is incorporated herein by reference as Exhibit 10.4.

Exhibit 10.5	Form of Stock Option Agreement, filed as exhibit 10.4 to Amendment No. 1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2015 is incorporated herein by reference as Exhibit 10.5.

Exhibit 10.6	Office Lease Agreement between Nine Penn Center Associates, L.P. and the Company, dated April 29, 2015, is attached to this Form 10-Q as Exhibit 10.6.

Exhibit 10.7	First Amendment to Lease between Two Financial Center, LLC and the Company, dated May 24, 2015, is attached to this Form 10-Q as Exhibit 10.7.

Exhibit 31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certifications furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	101.INS XBRL Instance Document
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF XBRL Taxonomy Extension Definition Linkbase Document
101.LAB XBRL Taxonomy Extension Label Linkbase Document
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

* Portions of this document were redacted pursuant to a Request for Confidential Treatment filed with the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act and Rule 24b-2 under the Exchange Act. Redacted portions are indicated with the notation [***] and were separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cartesian, Inc.
(Registrant)

Date: August 18, 2015	By	/s/ Peter H. Woodward
(Signature)
Peter H. Woodward
Chief Executive Officer (Principal executive officer), President, and Chief Financial Officer (Principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

Exhibit 2.1	Share Purchase Agreement, dated July 22, 2015, among Cartesian, Inc. and the Sellers referenced therein, for the acquisition of the Farncombe Entities, filed as exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2015 is incorporated herein by reference as Exhibit 2.1.*

Exhibit 10.1	Separation Agreement, dated as of June 3, 2015, by and between Cartesian, Inc. and Donald E. Klumb, filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2015 is incorporated herein by reference as Exhibit 10.1.

Exhibit 10.2	Consulting Agreement, dated as of June 4, 2015, by and between Cartesian, Inc. and Donald E. Klumb, filed as exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2015 is incorporated herein by reference as Exhibit 10.2.

Exhibit 10.3	Cartesian, Inc. Equity Incentive Plan, filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2015 is incorporated herein by reference as Exhibit 10.3

Exhibit 10.4	Employment Agreement, dated as of June 3, 2015, by and between Cartesian, Inc. and Peter Woodward, filed as exhibit 10.3 to Amendment No. 1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2015 is incorporated herein by reference as Exhibit 10.4.

Exhibit 10.5	Form of Stock Option Agreement, filed as exhibit 10.4 to Amendment No. 1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2015 is incorporated herein by reference as Exhibit 10.5.

Exhibit 10.6	Office Lease Agreement between Nine Penn Center Associates, L.P. and the Company, dated April 29, 2015, is attached to this Form 10-Q as Exhibit 10.6.

Exhibit 10.7	First Amendment to Lease between Two Financial Center, LLC and the Company, dated May 24, 2015, is attached to this Form 10-Q as Exhibit 10.7.

Exhibit 31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certifications furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	101.INS XBRL Instance Document
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF XBRL Taxonomy Extension Definition Linkbase Document
101.LAB XBRL Taxonomy Extension Label Linkbase Document
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

* Portions of this document were redacted pursuant to a Request for Confidential Treatment filed with the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act and Rule 24b-2 under the Exchange Act. Redacted portions are indicated with the notation [***] and were separately filed with the Securities and Exchange Commission.

