Form 10-Q
period 2015-10-03
Cartesian, Inc.
filed 2015-11-17
CIK 1094814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 3, 2015

or

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

As of November 12, 2015, Cartesian had outstanding 9,055,895 shares of common stock.

CARTESIAN, INC. INDEX

PAGE

PART I. FINANCIAL INFORMATION:	3

ITEM 1. Condensed Consolidated Financial Statements (unaudited):	3

Condensed Consolidated Balance Sheets – October 3, 2015 and January 3, 2015	3

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income - Thirteen and Thirty-nine weeks ended October 3, 2015 and September 27, 2014	4

Condensed Consolidated Statements of Cash Flows – Thirty-nine weeks ended October 3, 2015 and September 27, 2014	5

Notes to Condensed Consolidated Financial Statements	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	40

ITEM 4. Controls and Procedures	40

PART II. OTHER INFORMATION	41

ITEM 1. Legal Proceedings	41

ITEM 1A. Risk Factors	41

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	41

ITEM 3. Defaults Upon Senior Securities	41

ITEM 4. Mine Safety Disclosures	41

ITEM 5. Other Information	41

ITEM 6. Exhibits	41

Signatures	43

Exhibits	44

PART I. FINANCIAL INFORMATION

ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CARTESIAN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 3,	January 3,
	2015	2015
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,144	$12,999
Accounts receivable, net	18,469	13,527
Inventory, net	2,700	3,000
Prepaid and other current assets	1,782	1,747
Total current assets	32,095	31,273

NONCURRENT ASSETS:
Property and equipment, net	2,539	1,292
Goodwill	11,234	8,015
Intangible assets, net	1,144	–
Deferred income tax assets	514	1,085
Other noncurrent assets	539	611
Total Assets	$48,065	$42,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$4,630	$1,806
Current borrowings	3,269	3,269
Liability for derivatives	948	337
Accrued payroll, bonuses and related expenses	5,044	3,899
Accrued severance liability and related costs	–	1,694
Deferred revenue	2,003	1,665
Accrued acquisition consideration	2,485	–
Other accrued liabilities	1,714	986
Total current liabilities	20,093	13,656

NONCURRENT LIABILITIES:
Deferred income tax liabilities	766	722
Deferred revenue	512	330
Contingent consideration liability	1,899	–
Other noncurrent liabilities	956	151
Total noncurrent liabilities	4,133	1,203

Commitments and contingencies (Note 9)

Total stockholders’ equity	23,839	27,417
Total Liabilities and Stockholders’ Equity	$48,065	$42,276

See notes to unaudited condensed consolidated financial statements.

CARTESIAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

(unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 3,	September 27,	October 3,	September 27,
	2015	2014	2015	2014
Revenues	$21,205	$19,332	$56,144	$52,989
Cost of services	13,585	11,828	36,294	33,218
Gross Profit	7,620	7,504	19,850	19,771
Selling, general and administrative expenses (includes non-cash share-based compensation expense of $65 and $274 for the thirteen weeks ended October 3, 2015 and September 27, 2014, respectively and $511 and $720 for the thirty-nine weeks ended October 3, 2015 and September 27, 2014, respectively)	8,098	6,666	23,564	20,374
(Loss) income from operations	(478)	838	(3,714)	(603)
Other expense:
Interest expense, net	(59)	(66)	(167)	(137)
Discount on note payable and transaction costs	-	-	-	(1,610)
Change in fair value of warrants and derivative liabilities	(506)	(130)	(611)	(19)
Incentive warrants expense	(10)	-	(57)	-
Total other expense	(575)	(196)	(835)	(1,766)
(Loss) income before income taxes	(1,053)	642	(4,549)	(2,369)
Income tax (provision) benefit	(82)	(212)	(372)	1,312
Net (loss) income	(1,135)	430	(4,921)	(1,057)
Other comprehensive loss:
Foreign currency translation adjustment	(605)	(631)	(668)	(208)
Comprehensive loss	$(1,740)	$(201)	$(5,589)	$(1,265)

Net (loss) income per common share:
Basic	$(0.13)	$0.05	$(0.59)	$(0.14)

Diluted	$(0.13)	$0.05	$(0.59)	$(0.14)

Weighted average shares used in calculation of net (loss) income per common share
Basic	8,667	7,954	8,313	7,722

Diluted	8,667	8,252	8,313	7,722

See notes to unaudited condensed consolidated financial statements.

CARTESIAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	For the Thirty-Nine Weeks Ended
	October 3,	September 27,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,921)	$(1,057)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	717	488
Amortization of intangible assets	83	–
Share-based compensation	511	723
Deferred tax expense (benefit)	315	(1,312)
Inventory adjustment	300	-
Discount on note payable	–	1,265
Change in fair value of warrants and derivative liabilities	611	19
Fair value adjustment to contingent consideration	(22)	–
Incentive warrants expense	57	–
Other changes in operating assets and liabilities:
Accounts receivable, net	(632)	(9,507)
Prepaid and other assets	(292)	514
Trade accounts payable	1,014	2,560
Deferred revenue	832	1,841
Inventory	–	(3,000)
Accrued liabilities	(1,656)	1,089

Net cash used in operating activities	(3,083)	(6,377)

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisition, net of cash acquired	363	–
Acquisition of property and equipment	(869)	(607)

Net cash used in investing activities	(506)	(607)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(135)	(42)
Borrowing on note payable	–	3,269
Issuance of common stock	50	2,066
Equity issuance costs	–	(167)

Net cash (used in) provided by financing activities	(85)	5,126

Effect of exchange rate on cash and cash equivalents	(181)	(36)

Net (decrease) increase in cash and cash equivalents	(3,855)	(1,894)
Cash and cash equivalents, beginning of period	12,999	13,780
Cash and cash equivalents, end of period	$9,144	$11,886

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$191	$90
Cash paid during the period for taxes	$3	$–
Non-cash investing and financing transactions:
Contingent consideration liability	$1,921	$–
Accrued acquisition consideration	$2,485	–
Shares issued for business acquisition	$2,035	–
Accrued property and equipment additions	$306	$30

See notes to unaudited condensed consolidated financial statements.

CARTESIAN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Reporting

The condensed consolidated financial statements and accompanying notes of Cartesian, Inc. and its subsidiaries ("Cartesian," "we," "us," "our" or the "Company") as of October 3, 2015, and for the thirteen weeks and thirty-nine weeks ended October 3, 2015 and September 27, 2014 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the Company’s condensed consolidated financial position, results of operations, and cash flows as of these dates and for the periods presented. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Consequently, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements nor those normally made in the Company’s Annual Report on Form 10-K. Accordingly, reference should be made to the Company’s annual consolidated financial statements and notes thereto for the fiscal year ended January 3, 2015, included in the 2014 Annual Report on Form 10-K (“2014 Form 10-K”) for additional disclosures, including a summary of the Company’s accounting policies. The Condensed Consolidated Balance Sheet as of January 3, 2015 included in this report has been derived from the audited Consolidated Balance Sheet at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Company has evaluated subsequent events for recognition or disclosure through the date these unaudited condensed consolidated financial statements were issued.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the thirteen and thirty-nine weeks ended October 3, 2015 are not necessarily indicative of the results to be expected for the full year ending January 2, 2016.

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

The Company develops, installs and supports customer software in addition to the provision of traditional consulting services. The Company recognizes revenue in connection with its software sales agreements under FASB ASC 985-605, utilizing the percentage of completion-like method described in FASB ASC 605- 35. These agreements include software right-to-use licenses ("RTU's") and related customization and implementation services. Due to the long-term nature of the software implementation and the extensive software customization based on normal customer specific requirements, both the RTU’s and implementation services are treated as a single element for revenue recognition purposes. No such revenues were recognized during the thirty-nine weeks ended October 3, 2015 or September 27, 2014.

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

Fair Value Measurement - The Company utilizes the methods of fair value measurement as described in FASB ASC 820, “Fair Value Measurements” to value its financial assets and liabilities, including the financial instruments issued in the transaction described in Note 3, Strategic Alliance and Investment by Elutions, Inc. and the assets acquired and liabilities assumed in conjunction with the acquisition of the Farncombe Entities including the contingent consideration liability described in Note 2, Acquisitions. As defined in FASB ASC 820, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, FASB ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

Managed Services Implementation Revenues and Costs - Managed service arrangements provide for the delivery of a software or technology based solution to clients over a period of time without the transfer of a license or a software sale to the customer. For long-term managed service agreements, implementation efforts are often necessary to develop the software utilized to deliver the managed service. Costs of such implementation efforts may include internal and external costs for coding or customizing systems and costs for conversion of client data. The Company may invoice its clients for implementation fees at the go-live date of the underlying software. Lump sum implementation fees received from clients are initially deferred and recognized on a pro-rata basis as services are provided. Specific, incremental and direct costs of implementation incurred prior to the services going live are deferred pursuant to FASB ASC 605-35-25 and amortized over the period that the related ongoing services revenue is recognized to the extent that the Company believes the recoverability of the costs from the contract is probable. If a client terminates a managed services arrangement prior to the end of the contract, a loss on the contract may be recorded, if applicable, and any remaining deferred implementation revenues and costs would then be recognized into earnings generally over the remaining service period through the termination date. During the thirteen weeks ended October 3, 2015 and September 27, 2014, implementation costs of $623,000 and $87,000 respectively, related to managed service contracts were deferred. During the thirty-nine weeks ended October 3, 2015 and September 27, 2014, implementation costs of $739,000 and $316,000 respectively, related to managed service contracts were deferred.

Research and Development and Software Development Costs - During the thirteen weeks ended October 3, 2015 and September 27, 2014, software development costs of $198,000 and $224,000, respectively, were expensed as incurred. During the thirty-nine weeks ended October 3, 2015 and September 27, 2014, software development costs of $607,000 and $788,000, respectively, were expensed as incurred. During the thirteen weeks and thirty-nine weeks ended October 3, 2015, $145,000 and $511,000 of internal use software development costs were capitalized, respectively. During the thirteen and thirty-nine weeks ended September 27, 2014, $263,000 of software development costs were capitalized.

Foreign Currency Transactions and Translation - Cartesian Limited, the international operations of Cambridge Strategic Management Group, Inc., Farncombe France SARL, Farncombe Technology Limited, and Farncombe Engineering Services Limited conduct business primarily denominated in their respective local currency, which is their functional currency. Assets and liabilities have been translated to U.S. dollars at the period-end exchange rates. Revenues and expenses have been translated at exchange rates which approximate the average of the rates prevailing during each period. Translation adjustments are reported as a separate component of other comprehensive loss in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. Accumulated other comprehensive loss resulting from foreign currency translation adjustments totaled $5.3 million and $4.6 million as of October 3, 2015 and January 3, 2015, respectively, and is included in Total Stockholders’ Equity in the Condensed Consolidated Balance Sheets. Assets and liabilities denominated in other than the functional currency of a subsidiary are re-measured at rates of exchange on the balance sheet date. Resulting gains and losses on foreign currency transactions are included in the Company’s results of operations. During the thirteen weeks and thirty-nine weeks ended October 3, 2015, realized and unrealized exchange losses of $199,000 and $222,000 were included in our results of operations, respectively. During the thirteen and thirty-nine weeks ended September 27, 2014, realized and unrealized exchange losses included in the results of operations were $209,000 and $246,000, respectively.

Loss Per Share - The Company calculates and presents earnings (loss) per share using a dual presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding excludes treasury shares held by the Company. Diluted earnings (loss) per share is computed in the same manner except that the weighted average number of shares is increased for dilutive securities. The following table illustrates the computation of basic and diluted EPS for the thirteen weeks ended September 27, 2014.

	For the Thirteen Weeks Ended September 27, 2014
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Basic EPS
Net income available to common stockholders	$430,000	7,954,000	$0.05

Effect of Dilutive Securities
Warrants	-	216,000
Stock Options	-	5,000
Non-vested shares	-	77,000

Diluted EPS
Income available to common stockholders	$430,000	8,252,000	$0.05

In accordance with the provisions of FASB ASC 260, "Earnings per Share," the Company uses the treasury stock method for calculating the dilutive effect of employee stock options, non-vested shares and warrants. The employee stock options, non-vested shares and warrants will have a dilutive effect under the treasury stock method only when average market value of the underlying Company common stock during the respective period exceeds the assumed proceeds. For share-based payment awards with a performance condition, the Company must first use the guidance on contingently issuable shares in FASB ASC 260-10 to determine whether the awards should be included in the computation of diluted earnings per share for the reporting period. For all non-vested performance-based awards, the Company determines the number of shares, if any, that would be issuable at the end of the reporting period if the end of the reporting period were the end of the contingency period. In applying the treasury stock method, assumed proceeds include the amount, if any, the employee must pay upon exercise, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the options and the vesting of non-vested shares. For the thirteen weeks ended October 3, 2015 and the thirty-nine weeks ended October 3, 2015 and September 27, 2014, approximately 78,234 shares, 81,951 shares and 209,639 shares, respectively, related to outstanding stock options, non-vested shares and warrants that otherwise would have been included in the diluted earnings per share calculation were not included because they would have been anti-dilutive due to our net loss for those periods.

Accounts Receivable - The Company has entered into agreements with third-party financial institutions under which it can selectively elect to transfer to the financial institutions accounts receivable with certain of the Company’s largest, international customers on a non-recourse basis.  These agreements give the Company optionality to convert outstanding accounts receivable to cash. For any transfer of accounts receivable under these agreements that qualifies as a sale, the Company applies the guidance in FASB ASC 860, “Transfers and Servicing – Sales of Financial Assets”, which requires the derecognition of the carrying value of those accounts receivable on the Condensed Consolidated Balance Sheets and recognition of a loss on the sale of an asset in operating expenses on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. The loss is determined at the date of transfer based upon the amount at which the accounts receivable are transferred less any fees, discounts and other charges provided under the agreements. For the thirty-nine weeks ended October 3, 2015 and for the year ended January 3, 2015, $19.7 million and $6.4 million, respectively, in accounts receivable were transferred pursuant to these agreements which qualified as sales of receivables and the related carrying amounts were derecognized. The loss on the sale of these accounts receivable recorded in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income was $41,000 and $127,000 for the thirteen and thirty-nine week periods ended October 3, 2015. No amounts were transferred under such agreements during the thirty-nine weeks ended September 27, 2014.

Inventory – In accordance with the provisions of FASB ASC 330, “Inventory,” the Company’s inventory is stated at the lower of cost, using the first-in, first-out (FIFO) method, or fair value. As of October 3, 2015, the Company had $2.7 million in inventory, $3.0 million of which was finished goods, net of an adjustment of $0.3 million. All of the inventory was purchased in July 2014 from Elutions, Inc. (“Elutions”), which owns more than five percent of the outstanding shares of common stock of the Company. The inventory adjustment is recorded in Cost of Services in the Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income for the thirty-nine weeks ended October 3, 2015. As provided for in the general framework agreement between the Company and Elutions (see Note 3, Strategic Alliance and Investment by Elutions, Inc.), if the Company had not sold 75% of such inventory acquired from Elutions within one year after acquisition, Elutions is required upon request of the Company to source its requirements for future projects from such inventory subject to a 10% discount against the Company’s purchase price until the Company has exhausted such inventory. The Company requested that Elutions source its requirements for future projects from the inventory that was acquired by the Company from Elutions in July 2014. Management continues to expect that the carrying value of the inventory is recoverable and is recorded at net realizable value. Management continues to work with Elutions to utilize the inventory but changes in management’s expectations in future periods as the matter is resolved could impact the net realizable value of the inventory.

Long-lived assets - The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets might not be recoverable in accordance with the provisions of FASB ASC 360, “Property, Plant and Equipment.” Management determined that there were no events or changes in circumstances during the thirty-nine weeks ended October 3, 2015 which indicated that long-lived assets needed to be reviewed for impairment during the period.

Recent Accounting Pronouncements –

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” which eliminates the requirement to retrospectively account for changes to provisional amounts initially recorded in a business acquisition opening balance sheet. Under this guidance, acquirers must recognize measurement-period adjustments in the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within fiscal years. The Company is currently evaluating the impact that this standard update will have on its consolidated financial statements.

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

2. Acquisition

On July 22, 2015, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) and completed the acquisition of all of the outstanding shares of capital stock of Farncombe France SARL, an entity formed under the laws of France, and Farncombe Technology Limited, a company incorporated and registered in England and Wales (collectively, the “Farncombe Entities”). The Farncombe Entities operate primarily in the U.K. and Europe and are in the business of providing strategic consultancy, content security, testing and implementation services for broadcast and broadband internet digital television. Farncombe’s experience in these areas along with Cartesian’s strategic, operational and technical capabilities in serving global service providers strengthens the Company’s ability to support convergence and quad play offerings in this growing market.

The total purchase price, subject to adjustment in accordance with the terms of the Purchase Agreement, was £4,360,620 pounds sterling (approximately US$6.8 million based on an exchange rate of £1.000= US$1.556 as of July 21, 2015) comprised of:

•	Cash paid at the closing in the amount of £654,093 pounds sterling (approximately US$1.0 million based on an exchange rate of £1.000 = US$1.556 as of July 21, 2015) which was funded from our available cash on hand and represents 15% of the purchase price.
•	£1,308,186 pounds sterling (approximately US$2.0 million based on an exchange rate of £1.000 = US$1.556 as of July 21, 2015) settled by the issuance of 588,567 shares of Company common stock at the closing which equals 30% of the purchase price. The number of shares issued at the closing was calculated using the share price as of July 21, 2015.
•	Additional consideration in the amount of £654,093 pounds sterling (approximately US$1.0 million based on an exchange rate of £1.000 = US$1.556 as of July 21, 2015) which represents 15% of the purchase price, payable after the closing in accordance with the Purchase Agreement upon determination of the net working capital of the Farncombe Entities as prescribed in the Purchase Agreement, and as adjusted based upon the relative amounts of the net working capital of the Farncombe Entities as of May 31, 2015 and the closing and as compared to the target amount of net working capital as provided in the Purchase Agreement.
•	Earn-out consideration (the “Earn-Out”) which is potentially payable in cash and/or shares of Company common stock as elected by each Seller in the Purchase Agreement and represents 40% of the purchase price as described below.

The aggregate amount potentially payable pursuant to the Earn-Out consists of cash in an amount up to £719,483 pounds sterling (approximately US$1.1 million based on an exchange rate of £1.000= US$1.513 as of October 3, 2015) and up to 461,055 shares of Company common stock (approximately £1,024,765 pounds sterling or US$1.6 million based on an exchange rate of £1.000= US$1.513 as of October 3, 2015) and based upon the value of the shares as described below. Amounts, if any, payable under the Earn-Out are based upon the amounts of specified revenues attributable to the Farncombe Entities after June 1, 2015 through July 22, 2017, as defined in the Purchase Agreement. Pursuant to the Purchase Agreement, the number of shares of Company common stock payable under the Purchase Agreement at the closing and pursuant to the Earn-Out was determined based on the volume weighted average share price for Company common stock on the Nasdaq Stock Market for the 30 days ending on the day before the date of signing of the Purchase Agreement and based upon the average pounds sterling to dollar exchange rate recorded by the Financial Times for the 30 days ending on the day before the date of signing of the Purchase Agreement.

In October 2015 the Company paid approximately $2.1 million to the former shareholders of the Farncombe Entities with respect to the consideration payable related to net working capital as adjusted pursuant to the Purchase Agreement. This represented payment of a portion of the purchase price in the amount of £654,093 pounds sterling (approximately US$1.0 million) payable in accordance with the Purchase Agreement along with an additional £743,753 pounds sterling (approximately US$1.1 million) related to the working capital adjustment for excess working capital under the Purchase Agreement.

The Purchase Agreement contains non-compete and non-solicitation agreements of the individual former shareholders of the Farncombe Entities. The Purchase Agreement also contains customary warranties, covenants and indemnification provisions.

The results of operations of the Farncombe Entities have been included in the Company’s Condensed Consolidated Statement of Operations subsequent to the July 22, 2015 acquisition date. The Farncombe Entities revenue and net income included in the Company’s results of operations for each of the thirteen weeks and thirty-nine weeks ended October 3, 2015 were $2.9 million and $0.2 million, respectively.

Acquisition-related expense recognized during each of the thirteen and thirty-nine weeks ended October 3, 2015 was approximately $364,000 and $656,000, respectively and is recorded in Selling, general and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

We have accounted for the acquisition of the Farncombe Entities using the acquisition method as required in FASB ASC 805, “Business Combinations.” Based on the acquisition method of accounting, the consideration has been allocated to the assets and liabilities acquired based on their fair values as of the acquisition date. Any remaining amount of the purchase price allocation was recorded as goodwill. The Farncombe Entities are included in the Company’s EMEA segment.

Preliminary Purchase Price

The total preliminary purchase price transferred to effect the acquisition of the Farncombe Entities is as follows (in thousands):

(in thousands)
Cash paid at closing	$1,015
Equity issued at closing	2,036
Fair value of contingent consideration	1,921
Working capital adjustment	2,485
Total preliminary purchase price	$7,457

Preliminary Purchase Price Allocation

Total preliminary purchase consideration has been allocated to the tangible and intangible assets and to liabilities assumed based on their respective acquisition-date fair values. The measurement period for purchase price allocations ends as soon as information on the facts and circumstances becomes available, but does not exceed 12 months. If new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized for assets acquired and liabilities assumed, the Company will adjust the amounts recognized in accordance with U.S. GAAP. The preliminary purchase price allocation is summarized in the following table (in thousands):

(in thousands)
Tangible assets and liabilities
Cash	$1,378
Accounts receivable, net	4,627
Other current assets	191
Other non-current assets	137
Accounts payable	(1,874)
Accrued payroll and related expenses	(796)
Other current liabilities	(636)
Non-current deferred tax liability	(264)
Intangible assets	1,260
Goodwill	3,434
Net assets acquired	$7,457

Based on the preliminary results of the acquisition valuation, the Company has allocated approximately $1.3 million of the purchase price to identifiable intangible assets. The following table summarizes the major classes of intangible assets, as well as the respective weighted-average amortization periods:

		Weighted- Average
	Amount	Amortization Period
	(in thousands)	(Years)
Identifiable Intangible Assets
Trade name	$90	0.5
Non-compete agreements	60	4.5
Customer relationships	1,110	3.5
Total identifiable intangible assets	$1,260

The excess of purchase consideration over net assets assumed was recorded as goodwill, which represents the strategic value assigned to the Farncombe Entities, including the expected benefit from synergies resulting from the transaction, as well as the knowledge and experience of the workforce in place. In accordance with applicable accounting standards, goodwill will not be amortized but instead will be tested for impairment at least annually, or more frequently, if certain indicators are present. In the event that management determines that the value of goodwill becomes impaired, the combined company will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made. The goodwill and intangible assets related to this acquisition are not deductible for foreign tax purposes.

The fair values of assets acquired and liabilities assumed are based on preliminary estimates of fair values as of the acquisition date. Management believes the fair values recognized for the assets acquired and liabilities assumed are based on reasonable estimates and assumptions. The fair value of the acquired assets are provisional pending finalization of valuations for those assets. Preliminary fair value estimates may change as additional information becomes available. There can be no assurance that the final determination will not result in material changes from these preliminary amounts. Amounts preliminarily allocated to intangible assets and goodwill may change significantly, and amortization methods and useful lives may differ from the assumptions that have been used in these preliminary estimates, any of which could result in a material change in operating expenses.

The fair value of the Earn-Out liability was calculated using a Monte Carlo simulation using a risk-adjusted discount rate applied to management’s estimate of forecasted revenues that are eligible under the Earn-Out as described in the Purchase Agreement. To determine the fair value of the Earn-Out liability, management evaluates assumptions that require significant judgment. Changes in certain inputs to the valuation model, including the Company’s estimate of future revenues, can have a significant impact on the estimated fair value. The fair value recorded for the Earn-Out liability may vary significantly from period to period. This variability may result in the actual liability for a period either above or below the estimates recorded in the Company’s condensed consolidated financial statements, resulting in significant fluctuations in results of operations as a result of the corresponding non-cash gain or loss recorded.

The Company has classified the Earn-Out liability as a Level 3 liability and the fair value of the Earn-Out liability will be evaluated each reporting period and changes in its fair value will be included in the Company’s results of operations. During the period from July 22, 2015 to October 3, 2015, the change in the fair value of the Earn-Out liability was a decrease of $22,000 which is included in Selling, general and administrative expenses on the Condensed Consolidated Statements of Operations for each the thirteen and thirty-nine weeks ended October 3, 2015. The balance of the earn-out liability as of October 3, 2015 is $1,899,000 which is recorded as a non-current liability on the Condensed Consolidated Balance Sheet. If the Earn-out were to be achieved prior to the end of the Earn-out period, the former shareholders of the Farncombe Entities could request payment prior to the end of the Earno-out period. Management’s current expectations are that it will not be achieved within the next 12 months and therefore has classified the liability as non-current. Because the Company measures the Earn-Out liability at fair value on a recurring basis transfers, if any, between the levels of the fair value hierarchy are recognized at the end of the fiscal quarter in which the change in circumstances that caused the transfer occurred. There were no transfers between Level 1, 2 or 3 liabilities during the thirty-nine weeks ended October 3, 2015 or during the year ended January 3, 2015.

Pro Forma Financial Information

The following unaudited condensed pro forma financial information presents the results of operations as if the acquisition had taken place on the first day of fiscal 2014.  These amounts were prepared in accordance with the acquisition method of accounting under existing standards and are not necessarily indicative of the results of operations that would have occurred if our acquisition of the Farncombe Entities had been completed on the first day of fiscal 2014, nor are they indicative of our future operating results. These unaudited pro forma amounts include a reclassification of non-recurring acquisition expenses in the amount of $656,000 related to the acquisition of Farncombe to fiscal 2014 whereas they were actually incurred during the thirty-nine weeks ended October 3, 2015. Pro forma adjustments also consist of adjustments to record intangible amortization expense of $83,000 and $105,000 for the thirteen weeks ended October 3, 2015 and September 27, 2014, respectively and $$248,000 and $315,000 for the thirty-nine weeks ended October 3, 2015 and September 27, 2014, respectively. The basic and diluted shares outstanding used to calculate the pro forma net income (loss) per share amounts presented below have been adjusted to assume shares issued at the closing of the acquisition of the Farncombe Entities were outstanding since the beginning of fiscal 2014.

Dollars in thousands except per share data	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Revenue	$22,415	$22,822	$65,841	$64,252
Net income (loss)	$(234)	$624	$(3,241)	$(1,597)
Net income (loss) per share	$(0.03)	$0.07	$(0.37)	$(0.19)
Weighted-average shares used in calculation of pro forma net (loss) income per share:
Basic shares outstanding	8,777	8,543	8,742	8,310
Diluted shares outstanding	8,777	8,866	8,742	8,310

3. Strategic Alliance and Investment by Elutions, Inc.

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

The parties have agreed on a general framework for pursuing, entering into and implementing customer contracts, which includes providing for joint and separate client pursuits and marketing on an initial and ongoing basis, procedures for contracting with clients, procedures for interface between the parties, limited exclusivity requirements of Elutions relating to identified prospects and clients of the Company, intellectual property rights of Elutions to its products and related restrictions, restrictions regarding use of confidential information, limitations on liability of the parties, independent contractor status of the parties, limitations on publicity by the parties, and dispute resolution, including arbitration. The parties intend that specific pricing and allocation provisions and other specific commercial terms will be included in individual client statements of work, subject to mutually agreed gross margin requirements for the benefit of the Company. The parties also agreed to a framework for certain initial inventory orders and reorders by the Company from Elutions, and related commitments, timing and pricing procedures, when the Company is the prime contracting party under certain client statements of work. With respect to the required initial inventory order, the Company was required to purchase $3.0 million of inventory from Elutions upon receiving a booked order for Smart Building Services of a certain size from a customer. As a result of a customer agreement entered into by the Company, during the third quarter of fiscal 2014, the Company acquired $3.0 million in inventory from Elutions to fulfill its initial inventory commitment.

Under the Market Development Agreement, if the Company had not sold 75% of such inventory acquired from Elutions within one year after acquisition, Elutions is required upon request of the Company to source its requirements for future projects from such inventory subject to a 10% discount against the Company’s purchase price until the Company has exhausted such inventory. The Company requested that Elutions source its requirements for future projects from the inventory that was acquired by the Company from Elutions in July 2014. Management continues to expect that the carrying value of the inventory is recoverable and is recorded at its net realizable value. Management continues to work with Elutions to utilize the inventory but changes in management’s expectations in future periods as the matter is resolved could impact the net realizable value of the inventory. See Note 1, Basis of Reporting for a discussion of the inventory recorded with respect to our agreements with Elutions.

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

The following table sets forth the Level 3 inputs to the binomial lattice model that were used to determine the fair value of the Note and the Holder Redemption Option:

	October 3, 2015	January 3, 2015
Common stock price	$2.25	$4.25
Dividend yield	0.0%	0.0%
Expected term	1.0 years	1.75 years
Risk-free interest rate	0.9%	1.5%
Estimated stock volatility	45.0%	45.0%

In addition, the Company determined that the provision of the Note that permits Cartesian Limited to prepay the Note after 18 months if the trading price of the Company's common stock exceeds $5.50 per share for a specified period of time is an embedded derivative asset that requires bifurcation (the “Issuer Call Option”). As of October 3, 2015 and January 3, 2015, the fair value of the Issuer Call Option was determined to be immaterial.

The Holder Redemption Option was determined to be an embedded derivative liability that was required to be bifurcated and recorded as a liability. To determine the fair value of the Holder Redemption Option, management evaluates assumptions that require significant judgment. Changes in certain inputs to the valuation model, including the Company’s period end stock price and stock volatility, can have a significant impact on the estimated fair value. The fair value recorded for the Holder Redemption Option may vary significantly from period to period. This variability may result in the actual liability for a period either above or below the estimates recorded in the Company’s consolidated financial statements, resulting in significant fluctuations in other income (expense) as a result of the corresponding non-cash gain or loss recorded.

The Company has classified the Holder Redemption Option as a Level 3 liability and changes in the fair value of the Holder Redemption Option are recognized in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company reassesses the fair value of this liability on a quarterly basis. Based on that assessment, the Company recognized increases of $506,000 and $130,000 in the fair value of this liability during the thirteen weeks ended October 3, 2015 and September 27, 2014, respectively, and recognized increases of $611,000 and $238,000 in the fair value of this liability during the thirty-nine weeks ended October 3, 2015 and September 27, 2014, respectively.

Because the Company measures the Holder Redemption Option at fair value on a recurring basis, transfers, if any, between the levels of the fair value hierarchy are recognized at the end of the fiscal quarter in which the change in circumstances that caused the transfer occurred. There were no transfers between Level 1, 2 or 3 liabilities during the thirty-nine weeks ended October 3, 2015 or during the year ended January 3, 2015.

The carrying value of the Note as of October 3, 2015 and January 3, 2015 was $3,269,000 and as of October 3, 2015 and January 3, 2015 the fair value of the Note was $3,070,000 and $3,089,000, respectively. The Incentive Warrant and Tracking Warrant are accounted for as equity instruments.

The vesting of the Incentive Warrant is contingent on services to be provided by Elutions and the achievement of performance conditions by Elutions. The Incentive Warrant had zero fair value as of January 3, 2015. During the thirteen and thirty-nine weeks ended October 3, 2015, Elutions earned 6,384 and 36,677 vested shares under the Incentive Warrant and the Company recognized $10,000 and $57,000 of expense related to these vested shares for the thirteen and thirty-nine weeks ended October 3, 2015, respectively.

As of October 3, 2015, liabilities recorded at fair value on a recurring basis consist of the following (in thousands):

		Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
	Total	Level 1	Level 2	Level 3

Holder Redemption Option	$948	-	-	$948

The change in the fair value of the Holder Redemption for the thirteen weeks ended October 3, 2015 was $506,000. The following table summarizes the year-to-date changes to the fair value of the Holder Redemption Option, which is a Level 3 liability (in thousands):

Holder Redemption Option

Fair value at January 3, 2015	$337

Total unrealized losses	611
Fair value at October 3, 2015	$948

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

In addition, the Company incurred expenses in the amount of $512,000 during the thirty-nine weeks ended September 27, 2014, related to the transaction. There were no transaction costs incurred during the thirteen weeks ended September 27, 2014. Transaction costs were allocated between the liability and equity components based on the proportion of the fair value of each component to total proceeds at issuance. During the thirty-nine weeks ended September 27, 2014, transaction costs of $345,000 were allocated to liabilities and transaction costs of $167,000 were allocated to equity. The transaction costs allocated to liabilities were treated as debt issuance costs and were recognized as Other Expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) in the period in which they were incurred due to the fact that the Note may be called by the holder at any time. The transaction costs allocated to equity were treated as equity issuance costs and reduced equity at the time of issuance.

4. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the thirty-nine weeks ended October 3, 2015 are as follows (in thousands):

	North
	America	EMEA	Total
Balance as of January 3, 2015	$3,947	$4,068	$8,015
Acquisition	-	3,434	3,434
Changes in foreign currency exchange rates	-	(215)	(215)

Balance as of October 3, 2015	$3,947	$7,287	$11,234

The increase in goodwill resulted from the July 2015 acquisition of the Farncombe Entities. The goodwill and intangible assets related to this acquisition are not deductible for foreign tax purposes. This acquisition is discussed further in Note 2.

The Company evaluates goodwill for impairment on an annual basis on the last day of the first fiscal month of the fourth quarter and whenever events or circumstances indicate that these assets may be impaired. The Company performs its impairment testing for goodwill in accordance with FASB ASC 350, “Intangibles-Goodwill and Other.” As of the date of its most recent annual test as of October 25, 2014 management determined that no impairment of goodwill exists. The goodwill impairment test involves a two-step process. The first step is a comparison of the reporting unit’s fair value to its carrying value. If the reporting unit’s fair value is less than its carrying value, the Company would be required to progress to the second step. In the second step, the Company would calculate the implied fair value of goodwill and compare the implied fair value of goodwill to the carrying amount of goodwill on the Company’s balance sheet. If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss would be required to be recognized in an amount equal to that excess.

Due to a decrease in the Company’s stock price during that period and lower actual results as compared to internal projections utilized in the most recent annual goodwill evaluation, management performed the first step of the goodwill impairment test. The fair value of the reporting units exceeded their carrying value therefore step two of the test was not required and management determined there was no impairment of the Company’s goodwill balance.

The following table summarizes the major classes of intangible assets as of October 3, 2015. No intangible assets were recorded as of January 3, 2015.

	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Identifiable Intangible Assets
Tradename	$88	$(29)
Non-compete agreements	58	(2)
Customer relationships	1,079	(50)
Total identifiable intangible assets	$1,225	$(81)

The identifiable intangible assets in the table above resulted from the July 2015 acquisition of the Farncombe Entities and include the effects of foreign currency translation. This acquisition is discussed further in Note 2. Trade name, non-compete agreements and customer relationships carry amortization periods of six months, four and one-half years and three and one-half years, respectively. The amortization periods are based on the period of expected cash flows used to measure the fair value of the intangible assets.

Aggregate amortization expense related to intangible assets was $83,000 for the thirteen and thirty-nine weeks ended October 3, 2015. The following table outlines the estimated future amortization expense related to amortizing intangible assets as of October 3, 2015.

(in thousands)
2015 (October 4, 2015 – January 2, 2016)	$139
2016	332
2017	323
2018	323
2019	27
$1,144

5. Share-Based Compensation

The Company issues stock option awards and non-vested share awards under its share-based compensation plans. The key provisions of the Company's share-based compensation plans are described in Note 4 to the Company's consolidated financial statements included in the 2014 Form 10-K.

The Company recognized income tax benefits of $10,000 and $30,000 related to share-based compensation arrangements during the thirteen and thirty-nine weeks ended October 3, 2015, respectively. The Company recognized income tax benefits of $18,000 and $43,000 related to share-based compensation arrangements during the thirteen and thirty-nine weeks ended September 27, 2014, respectively.

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

Stock Options

Service-Based Stock Option Awards - A summary of the service-based stock option activity under the Equity Plan, as of October 3, 2015 and changes during the thirty-nine weeks then ended is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at January 3, 2015	307,753	$8.54
Exercised	(7,500)	1.55
Forfeited/cancelled	(48,700)	$11.70

Outstanding at October 3, 2015	251,553	$8.14

Options vested and expected to vest at October 3, 2015	244,053	$8.26

Options exercisable at October 3, 2015	214,052	$8.87

The Company did not grant any service-based stock option awards during the thirty-nine weeks ended October 3, 2015, while 90,000 service-based stock option awards were granted during the thirty-nine weeks ended September 27, 2014. The Company recorded share-based compensation expense in connection with service-based stock option awards of $12,000 and $24,000 during the thirteen weeks ended October 3, 2015 and September 27, 2014, respectively, and $50,000 and $53,000 during the thirty-nine weeks ended October 3, 2015 and September 27, 2014, respectively. As of October 3, 2015, there was $26,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to service-based stock option awards, and this unrecognized expense is expected to be recognized over a weighted average period of 21 months. As of January 3, 2015, there was $78,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to service-based stock option awards.

Market Condition Stock Option Awards - A summary of the market condition stock option activity under the Equity Plan, as of October 3, 2015 and changes during the thirty-nine weeks then ended is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at January 3, 2015	-	$-
Granted	200,000	$3.34

Outstanding at October 3, 2015	200,000	$3.34

Options vested and expected to vest at October 3, 2015	200,000	$3.34

Options exercisable at October 3, 2015	-	$-

On June 16, 2015 the Company granted a non-qualified stock option award for 200,000 shares of the Company's common stock having an exercise price of $3.34 per share. The stock option will vest only if the price of the Company's common stock reaches certain price targets, as follows:

●	the stock option will vest with respect to 75,000 shares if at any time the closing market price of the Company's common stock on each day during a 30 consecutive trading day period equals or exceeds $4.00 per share;

●	the stock option will vest with respect to an additional 75,000 shares if at any time the closing market price of the Company’s common stock on each day during a 30 consecutive trading day period equals or exceeds $5.00 per share; and

●	the stock option will vest with respect to an additional 50,000 shares if at any time the closing market price of the Company's common stock on each day during a 30 consecutive trading day period equals or exceeds $6.00 per share.

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

During the thirteen and thirty-nine weeks ended October 3, 2015 the Company recorded $114,000 and $136,000, respectively, of share-based compensation expense in connection with this market condition stock option award. As of October 3, 2015, there was $256,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to the market condition stock option award, and this unrecognized expense is expected to be recognized over a weighted average period of 14 months.

Non-vested Shares

Service-Based Non-vested Share Awards - A summary of the status of service-based non-vested share awards issued under the Equity Plan, as of October 3, 2015 and changes during the thirty-nine weeks then ended is presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value per share
Outstanding at January 3, 2015	81,000	$3.93
Vested	(81,000)	$3.93
Outstanding at October 3, 2015	-	$-

The Company’s service-based non-vested share awards are valued at the date of grant based on the closing market price of the Company’s common stock, and are expensed on a graded vesting schedule over the vesting period. During the thirty-nine weeks ended October 3, 2015 the Company recorded $54,000 of share-based compensation expense in connection with service-based non-vested share awards. There was no share-based compensation expense recorded during the thirteen weeks ended October 3, 2015 as these awards fully vested during the first quarter of fiscal 2015. During the thirteen and thirty-nine weeks ended September 27, 2014, the Company recorded $79,000 and $175,000, respectively, of share-based compensation expense in connection with service-based non-vested share awards. As of October 3, 2015, there is no unrecognized share-based compensation expense related to service-based non-vested share awards. As of January 3, 2015, there was an estimated $54,000 of unrecognized share-based compensation expense related to service-based non-vested share awards.

Performance-Based Non-vested Share Awards - A summary of the status of performance-based non-vested share awards issued under the Equity Plan, as of October 3, 2015 and changes during the thirty-nine weeks then ended is presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value per share
Outstanding at January 3, 2015	652,999	$3.19
Granted	58,940	3.17
Vested	(63,406)	$3.26
Forfeited	(362,566)	$3.21
Outstanding at October 3, 2015	285,967	$3.15

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

On July 22, 2015, the Company granted 58,940 shares of non-vested stock to two employees that vests on July 1, 2017 in proportion to the earn-out consideration paid pursuant to the Purchase Agreement for the acquisition of the Farncombe Entities described in Note 2. Except for termination of employment in certain circumstances following a change of control, the unvested portion of an award is forfeited upon any termination of employment. Under the terms of the awards, vesting is accelerated upon a change of control of the Company. If the vesting percentage is less than 100% on the vesting date, that percentage of the non-vested stock that does not vest of the vesting date shall be forfeited.

Share-based compensation cost for performance-based non-vested share awards is measured at the grant date based on the fair value of shares expected to be earned at the end of the performance period, based on the closing market price of the Company’s common stock on the date of grant, and is recognized as expense using the straight-line method over the performance period based upon the probable number of shares expected to vest. The Company estimates and excludes compensation cost related to awards not expected to vest based upon estimated forfeitures. During the thirteen and thirty-nine weeks ended October 3, 2015, the Company recorded $(63,000) and $90,000, respectively, of share-based compensation expense in connection with performance-based non-vested share awards. During the thirteen and thirty-nine weeks ended September 27, 2014, the Company recorded $165,000 and $473,000, respectively, of share-based compensation expense in connection with performance-based non-vested share awards. As of October 3, 2015, there was an estimated $0.5 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to performance-based non-vested share awards. The Company currently expects that the performance conditions related to its outstanding performance-based non-vested share awards will be achieved and the unrecognized compensation cost at October 3, 2015 related to performance-based non-vested share awards is expected to be recognized over a period of 13 months.

2000 Supplemental Stock Plan

A summary of the option activity under the Company's 2000 Supplemental Stock Plan (the "Supplemental Stock Plan") as of October 3, 2015 and changes during the thirty-nine weeks then ended is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at January 3, 2015	82,600	$11.33
Forfeited/cancelled	(25,700)	$11.28

Outstanding at October 3, 2015	56,900	$11.36

Options vested and exercisable at October 3, 2015	56,900	$11.36

No awards have been granted under the Supplemental Stock Plan since it expired on May 23, 2010. There were no options exercised during the thirty-nine weeks ended October 3, 2015 and September 27, 2014. As of October 3, 2015 there was no remaining unrecognized compensation cost related to the unvested portion of stock options issued under the Supplemental Stock Plan.

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

The liability component of the Put Option as of October 3, 2015 was approximately $507,000, or $4.50 per share which is included in Other accrued liabilities in the Condensed Consolidated Balance Sheets. Approximately $33,000, or $0.29 per share, related to the call option component was recorded as an increase to Stockholders’ equity on the Condensed Consolidated Balance Sheets as of October 3, 2015. For the thirty-nine weeks ended October 3, 2015, approximately $168,000, or $1.49 fair value per share of the put feature, is recorded as share-based compensation expense in Selling, general and administrative expense on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. Approximately $372,000, or $3.30 per share, related to the market value of the shares subject to the Put Option as of the issue date is recorded as a reduction of Stockholders’ equity. In November 2015 the holder of the Put Option exercised a portion of the Put Option and the Company purchased approximately 90,000 shares at $4.50 for a total of approximately $405,000.

6. Supplemental Balance Sheet Information

Accrued payroll, bonuses and related expenses and Other accrued liabilities consist of the following (amounts in thousands):

	October 3, 2015	January 3, 2015

Accrued payroll, bonuses and related expenses
Accrued payroll	$983	$385
Accrued bonuses	2,065	2,482
Accrued payroll taxes	630	437
Accrued vacation	710	360
Accrued severance	310	100
Other	346	135
	$5,044	$3,899

Other accrued liabilities
Sales and value-added taxes payable	$364	$382
Lease termination liability	105	-
Put option liability	507	-
Accrued income taxes	271	-
Other	467	604
	$1,714	$986

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

Management evaluates segment performance based upon income (loss) from operations, excluding share-based compensation (benefits) and depreciation. There were no inter-segment revenues during the thirty-nine weeks ended October 3, 2015 and September 27, 2014. In addition, in its administrative division, entitled "Not Allocated to Segments," the Company accounts for non-operating activity and the costs of providing corporate and other administrative services to all the segments, including, but not limited to, share-based compensation expense, depreciation expense, certain research and development costs, acquisition-related expense and costs related to the arbitration with the Company’s former Chief Executive Officer. For additional discussion of the arbitration costs, see Note 11, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements included in Item 8, Consolidated Financial Statements, of the 2014 Form 10-K. Summarized financial information concerning the Company's reportable segments is shown in the following table (amounts in thousands):

	North America	EMEA	Strategic Alliances	Not Allocated to Segments	Total
As of and for the thirty-nine weeks ended October 3, 2015:
Revenues	$24,227	$31,541	$376	$-	$56,144
Income (loss) from operations	5,428	3,942	(977)	(12,107)	(3,714)
Total assets	$6,690	$11,719	$2,769	$26,887	$48,065

As of and for the thirteen weeks ended October 3, 2015:
Revenues	$8,837	$12,198	$170	$-	$21,205
Income (loss) from operations	2,302	1,588	(118)	$(4,250)	(478)

As of the fiscal year ended January 3, 2015
Total assets	$7,398	$6,099	$3,030	$25,749	$42,276

As of and for the thirty-nine weeks ended September 27, 2014:
Revenues	$25,806	$27,183	$-	$-	$52,989
Income (loss) from operations	6,895	5,091	(874)	(11,715)	(603)
Total assets	$7,610	$13,420	$3,000	$24,049	$48,079

As of and for the thirteen weeks ended September 27, 2014:
Revenues	$9,572	$9,760	$-	$-	$19,332
Income (loss) from operations	2,920	1,769	(352)	(3,499)	838

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

In accordance with the provisions of FASB ASC 280-10, revenues earned in the United States and internationally based on the location where the services are performed are shown in the following table (amounts in thousands):

	For the Thirteen Weeks Ended		For the Thirty-nine Weeks Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
United States	$9,007	$9,507	$24,603	$25,531
International:
United Kingdom	11,764	9,106	30,206	25,401
Other	434	719	1,335	2,057
Total	$21,205	$19,332	$56,144	$52,989

In accordance with the provisions of FASB ASC 280-10, long-lived assets, excluding intangible assets, by geographic area are shown in the following table (amounts in thousands):

	Long-Lived Assets
	October 3, 2015	January 3, 2015
United States	$2,766	$1,673
United Kingdom	300	230
France	12	-
Total	$3,078	$1,903

Major customers in terms of significance to Cartesian’s revenues (i.e. in excess of 10% of revenues) and accounts receivable were as follows (amounts in thousands):

	Revenues
	For the thirty-nine weeks		For the thirty-nine weeks
	ended October 3, 2015		ended September 27, 2014
	North America	EMEA	North America	EMEA
Customer A		$14,464		$17,316
Customer B		$11,961		$3,746
Customer C	$10,275		$8,937

	Revenues
	For the thirteen weeks		For the thirteen weeks
	ended October 3, 2015		ended September 27, 2014
	North America	EMEA	North America	EMEA
Customer A		$5,094		$5,569
Customer B		$3,969		$2,488
Customer C	$3,447		$3,105

	Accounts Receivable
	As of October 3, 2015	As of September 27, 2014
Customer A	$2,413	$9,033
Customer B	$4,773	$2,968
Customer C	$1,831	$3,352

Revenues from the Company’s ten most significant customers accounted for approximately 86.5% and 83.2% of revenues during the thirteen weeks ended October 3, 2015 and September 27, 2014, respectively. Revenues from the Company’s ten most significant customers accounted for approximately 87.9% and 83.1% of revenues during the thirty-nine weeks ended October 3, 2015 and September 27, 2014, respectively.

8. Income Taxes

During the thirteen weeks ended October 3, 2015 and September 27, 2014, the Company recorded an income tax provision of $82,000 and $212,000, respectively. During the thirty-nine weeks ended October 3, 2015, the Company recorded an income tax provision of $372,000, and recorded an income tax benefit of $1,312,000 for the thirty-nine weeks ended September 27, 2014. The income tax provision for the thirteen and thirty-nine weeks ended October 3, 2015 and the thirteen weeks ended September 27, 2014 is primarily related to the generation of pre-tax book income within the Company’s UK operations in addition to deferred taxes recognized on goodwill amortized for income tax purposes but not for financial reporting purposes, while the tax benefit recognized for the thirty-nine weeks ended September 27, 2014 is primarily due to a $1,849,000 benefit recognized in connection with the release of the valuation allowance on our international deferred income tax assets partially offset by the generation of taxable income within the Company’s UK operations and deferred taxes recognized on goodwill amortized for income tax purposes but not for financial reporting purposes.

The Company has reserved all of its domestic net deferred tax assets as of October 3, 2015 and January 3, 2015 with a valuation allowance in accordance with the provisions of FASB ASC 740, “Income Taxes," which requires an estimation of the recoverability of the recorded income tax asset balances. As of October 3, 2015 and January 3, 2015, the Company has recorded $34.0 million and $32.1 million, respectively, of valuation allowances attributable to its domestic net deferred tax assets. The determination of recording and releasing valuation allowances against deferred tax assets is made, in part, pursuant to the Company’s assessment as to whether it is more likely than not that the Company will generate sufficient future taxable income against which benefits of the deferred tax assets may or may not be realized. Significant judgment is required in making estimates regarding the Company’s ability to generate income in future periods.

The Company analyzes its uncertain tax positions pursuant to the provisions of FASB ASC 740 “Income Taxes.” There was no material activity related to the liability for uncertain tax positions during the thirty-nine weeks ended October 3, 2015 and September 27, 2014, and the Company has determined it does not have any material uncertain tax positions requiring reserves at October 3, 2015.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2000. As of October 3, 2015, the Company has no income tax examinations in process.

9. Commitments and Contingencies

The Company is not subject to any material litigation as of October 3, 2015. However, the Company may become involved in various legal and administrative actions arising in the normal course of business. These could include actions brought by taxing authorities challenging the employment status of consultants utilized by the Company. In addition, future customer bankruptcies could result in additional claims on collected balances for professional services near the bankruptcy filing date. When management has determined that it is probable that an asset has been impaired or a liability had been incurred related to an action, claim or assessment and the amount of loss can be reasonably estimated, the Company will record a liability for such estimated loss in the appropriate accounting period. The resolution of any of such actions, claims, or the matters described above may have an impact on the financial results for the period in which they occur.

During the first quarter of fiscal 2015, the Company renewed an agreement under which it had a commitment to purchase a minimum of $412,000 in computer software over a three-year period. As of October 3, 2015, the Company had an obligation of $275,000 remaining under this commitment.

In conjunction with the acquisition of the Farncombe Entities on July 22, 2015, the Company has recognized a liability of $2,485,000 related to potential earn-out consideration payable to the former shareholders of the Farncombe Entities. See Note 2, Acquisition for a discussion of the earn-out consideration.

10. Common Stock Repurchase Program

On June 3, 2015, the Company’s Board of Directors authorized an amendment to the Company’s previously announced stock repurchase program to extend the program through June 30, 2016. The program was initially authorized in February 2014 and authorized the Company to repurchase up to $2 million of Company common stock. Under the program, repurchases may be made by the Company from time to time in the open market or through privately negotiated transactions depending on market conditions, share price and other factors. The stock repurchase program may be modified or discontinued at any time by the Board of Directors. The Company expects to fund repurchases through cash on hand, future cash flow from operations and future borrowings. In order to facilitate repurchases, the Company entered into a Rule 10b5-1 plan, which permits stock repurchases when the Company might otherwise be precluded from doing so under insider trading laws or because of self-imposed trading blackout periods. During the thirteen weeks ended October 3, 2015, the Company purchased 12,809 shares under the stock repurchase program at an average cost of $2.44 per share. Through October 3, 2015, approximately $1,969,000 remained outstanding under the share repurchase program for future repurchases of Company common stock.

11. Exit and Disposal Activities

In June 2015, the Company took steps to discontinue use of its leased facilities in McLean, Virginia. The space is leased under an operating lease with a term expiring in July 2019. It is comprised of 4,823 square feet. Although the Company has clients in this geographic market, projects are performed from either client sites or other Company locations, and thus the space is not required or used by Company employees, and specifically not used for revenue-generating activities. The property is vacant and currently being marketed as a sublease. We accounted for the discontinuation of use of this property in accordance with FASB ASC 420, “Exit or Disposal Cost Obligations” and as such recorded a liability of approximately $256,000 during the second fiscal quarter of fiscal 2015. As of October 3, 2015, a liability of $242,000 is recorded of which $105,000 is recorded in Other accrued liabilities and $137,000 is recorded in Other noncurrent liabilities in the Condensed Consolidated Balance Sheets. The expense related to this liability is recorded in Selling, general and administrative expense on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. The amount recorded was calculated using probability-weighted cash flow analysis and represents the present value, calculated using a credit-adjusted risk free rate, of our remaining costs under the remaining term of the lease, net of estimated subleases we are likely to obtain.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cartesian Inc. and its subsidiaries are referred to herein as “Cartesian”, “we,” “us,” “our” or the “Company”.

Cautionary Statement Regarding Forward-Looking Statements. In addition to historical information, this quarterly report contains forward-looking statements. Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements of assumptions underlying such statements, and statements of the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future. Forward-looking statements can often be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "should," "could," "intends," "plans," "estimates" or "anticipates," variations thereof or similar expressions. Certain risks and uncertainties could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause a difference include, but are not limited to, our ability to successfully integrate the operations of Farncombe France SARL and Farncombe Technology Limited with our operations, our ability to successfully implement the strategic relationship with Elutions Inc., conditions in the industry sectors that we serve, including the slowing of client decisions on proposals and project opportunities along with scope reduction of existing projects, overall economic and business conditions, our ability to retain the limited number of large clients that constitute a major portion of our revenues, our ability to protect client or Cartesian data or information systems from security breaches and cyber-attacks, technological advances and competitive factors in the markets in which we compete, foreign currency exchange rate fluctuations and the factors discussed in the sections entitled "Cautionary Statement Regarding Forward-Looking Information" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended January 3, 2015 (“2014 Form 10-K”). Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date of this report. We undertake no obligation to revise, or publicly release the results of any revision to, these forward-looking statements. Readers should carefully review the cautionary statements contained in our 2014 Form 10-K and in other documents that we file from time to time with the Securities and Exchange Commission.

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

On July 22, 2015, we entered into a Share Purchase Agreement (the “Purchase Agreement”) and completed the acquisition of all of the outstanding shares of capital stock of Farncombe France SARL and Farncombe Technology Limited (collectively, the “Farncombe Entities”). The Farncombe Entities operate primarily in the U.K. and Europe and are in the business of providing strategic consultancy, content security, testing and implementation services for broadcast and broadband internet digital television. The leaders and consultants of the Farncombe Entities are known experts in video, digital rights, content and security across multiple platforms, including broadcast, mobile and broadband networks. In addition to serving a complementary client base, the Farncombe Entities position Cartesian to support the growing digital TV needs of communications service providers. We currently expect the acquisition to continue to be accretive, and provide cross-selling and upselling opportunities across our combined customer base, particularly in strategy and analytics. The global payTV market exceeds more than $250 billion annually and continues to grow steadily. Convergence of content across digital media platforms is increasingly important in markets across the globe. Ensuring a high quality, seamless viewing experience along with the security of content is a requirement to compete effectively. Farncombe’s experience in these areas along with Cartesian’s strategic, operational and technical capabilities in serving global service providers strengthens the Company’s ability to support convergence and quad play offerings in this growing market.

Strategic alliance partnerships are an element of our strategy. On February 25, 2014, we entered into a strategic alliance and Investment Agreement with Elutions, Inc. ("Elutions"), a provider of operational business intelligence solutions. With regard to the commercial relationship, Elutions is a provider of smart building and smart asset management solutions for energy management. Elutions uniquely combines technology and expertise to enable a machine-to-machine automated control and optimization of commercial and technical sites in a manner that can deliver significant energy savings with existing building infrastructure by optimizing use. Elutions’ end-to-end solution includes web-enabled application software, wireless and wireline networking hardware, energy management bureau services and engineering and integration services. In the communications sector that we primarily serve, energy consumption is a large and often sub-optimized component of operating costs and an area that continues to escalate as service providers invest in areas like datacenters. In the partnership with Elutions, Cartesian may provide: lead generation to Elutions; sales and marketing support, program management and potentially prime certain transactions with our clients.

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

Revenues are driven by the ability of our team to secure new project contracts and deliver those projects in a way that adds value to our clients in terms of return on investment or assisting clients to address a need or implement change. For the thirteen weeks ended October 3, 2015, revenues increased 9.7% to $21.2 million from $19.3 million for the thirteen weeks ended September 27, 2014. The increase in revenues is primarily due to the acquisition of the Farncombe Entities in July 2015, which contributed $2.9 million in revenues during the third quarter of fiscal 2015. Organic revenues were down $1.0 million, or 5.4%, in the third quarter of fiscal 2015 as compared to the same period of fiscal 2014. This decrease was primarily due to the impact of a $0.7 million unfavorable change in foreign currency translation rates applied to revenues in our EMEA segment along with reductions of $0.7 million in total volume of projects in our North America segment. These reductions were partially offset by growth in our EMEA segment.

For the thirty-nine weeks ended October 3, 2015, revenues increased 6.0% to $56.1 million from $53.0 million for the thirty-nine weeks ended September 27, 2014. The increase in revenues is primarily due to the acquisition of the Farncombe Entities in July 2015, which contributed $2.9 million in revenues during the third quarter of fiscal 2015. Organic revenues increased $0.2 million, or 0.4%, in the thirty-nine weeks ended October 3, 2015 as compared to the same period of fiscal 2014. The increase was driven by growth in our EMEA segment of $1.4 million which includes a $2.6 million unfavorable change in foreign currency translation rates. Revenues in our North America segment decreased by $1.6 million primarily due to a reduction in demand for strategic consulting. Our international revenues were approximately 56.2% of total revenues for the thirty-nine weeks ended October 3, 2015 as compared to 51.8% for the thirty-nine weeks ended September 27, 2014.

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

Cost of services consists primarily of compensation for consultants who are employees as well as fees paid to independent contractor organizations and related expense reimbursements. Employee compensation includes certain non-billable time, training, vacation time, benefits and payroll taxes. Gross margins are primarily impacted by the type of consulting services provided; the size of service contracts and negotiated discounts; changes in our pricing policies and those of competitors; utilization rates of consultants and independent subject matter experts; and employee and independent contractor costs, which tend to be higher in a competitive labor market. Cost of services for the thirty-nine weeks ended October 3, 2015, also includes $0.3 million related to an inventory adjustment. See Note 1, Basis of Reporting in the Notes to the Condensed Consolidated Financial Statements (Unaudited), included in Item 1, Condensed Consolidated Financial Statements (Unaudited), of this report.

Gross margins were 35.4% for the thirty-nine weeks ended October 3, 2015 compared to 37.3% in the thirty-nine weeks ended September 27, 2014. In general, the most significant items that impact our margins include the mix of project types, utilization of personnel and competitive pricing decisions, including volume discounts.

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

Selling, general and administrative expenses were $23.6 million for the thirty-nine weeks ended October 3, 2015 compared to $20.4 million for the thirty-nine weeks ended September 27, 2014. The acquisition of the Farncombe Entities added $0.9 million in selling, general and administrative expenses for the thirty-nine weeks ended October 3, 2015. In addition, selling, general and administrative expenses for the 2015 fiscal period included approximately $1.4 million in incremental expenses for lease termination charges, acquisition related expenses and severance and related costs, and $0.1 million in intangible asset amortization related to the Farncombe acquisition. Excluding these costs, our selling, general and administrative expenses for the thirty-nine weeks ended October 3, 2015 were $22.1 million, or 41.6% as a percentage of organic revenues, compared to 38.5% for the thirty-nine weeks ended September 27, 2014. Selling, general and administrative expenses in our organic business increased primarily in support of revenue growth and included an increase in salaries and related costs of $1.0 million and an increase in technology related costs of $0.4 million. We are continuing to evaluate selling, general and administrative expenses in an effort to maintain an appropriate cost structure relative to revenue levels.

Other expense for the thirty-nine weeks ended October 3, 2015 and September 27, 2014 was $0.8 and $1.8 million, respectively. The thirty-nine weeks ended September 27, 2014 included amortization of the promissory note discount and certain transaction costs on the Elutions transaction of $1.6 million, which were primarily expensed during the second quarter of fiscal 2014. Other expenses also include interest expense on the promissory note, expense related to the change in fair value of the warrant and derivative liabilities embedded in the promissory note, and incentive warrant expense. See Note 3, Strategic Alliance and Investment by Elutions, Inc., in the Notes to the Condensed Consolidated Financial Statements (Unaudited), included in Item 1, Condensed Consolidated Financial Statements (Unaudited), of this report.

We recorded an income tax provision of $372,000 for the thirty-nine weeks ended October 3, 2015 and an income tax benefit of $1.3 million for the thirty-nine weeks ended September 27, 2014. The provision for the thirty-nine weeks ended October 3, 2015 related to taxable income within the Company’s UK operations and deferred taxes recognized on goodwill amortized for income tax purposes but not for financial reporting purposes. In the second quarter of fiscal 2014, we concluded that it was appropriate to release the valuation allowance reserves against our international deferred tax assets due to the sustained positive operating performance of our UK operations and the availability of expected future taxable income. As a result, we recorded a $1.8 million income tax benefit related to the reversal of our deferred tax asset valuation allowance reserves.

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

During the thirty-nine weeks ended October 3, 2015, our operating activities used cash of $3.1 million. Included in net cash used by operating activities was a net loss of $4.9 million offset by $2.6 million of non-cash expenses. In addition, changes in working capital accounted for $0.8 million in cash outflows from operations. At October 3, 2015, we had working capital of approximately $12.0 million.

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

Impairment of Goodwill and Long-lived Assets - As of October 3, 2015, we had $11.2 million in goodwill, of which $3.4 million relates to the acquisition of the Farncombe Entities on July 22, 2015. Goodwill is subject to periodic review for impairment. FASB ASC 350 “Intangibles-Goodwill and Other” requires an evaluation of indefinite-lived intangible assets and goodwill annually and whenever events or circumstances indicate that such assets may be impaired. The first step is to compare the fair value of a reporting unit to its carrying value, including goodwill. The second step, if necessary, compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill. The evaluation is conducted at the reporting unit level. As of October 3, 2015, we had approximately $3.9 million and $7.3 million in goodwill allocated to the North America and EMEA reporting units, respectively.

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

Revenue Recognition - We recognize revenues from time and materials consulting contracts in the period in which our services are performed. We recognized $6.6 million and $4.9 million in revenues from time and materials contracts during the thirteen weeks ended October 3, 2015 and September 27, 2014, respectively. We recognized $17.9 million and $12.0 million in revenues from time and materials contracts during the thirty-nine weeks ended October 3, 2015 and September 27, 2014, respectively. In addition to time and materials contracts, we also enter into fixed fee contracts. We recognize revenues on milestone or deliverables-based fixed fee contracts and time and materials contracts not to exceed contract price using the percentage of completion-like method described by FASB ASC 605-35, "Revenue Recognition - Construction-Type and Production-Type Contracts." For fixed fee contracts where services are not based on providing deliverables or achieving milestones, we recognize revenues on a straight-line basis over the period during which such services are expected to be performed. During the thirteen weeks ended October 3, 2015 and September 27, 2014, we recognized $14.6 million and $14.4 million in revenues on fixed fee contracts, respectively. During the thirty-nine weeks ended October 3, 2015 and September 27, 2014, we recognized $38.2 million and $41.0 million in revenues on fixed fee contracts, respectively. In connection with some fixed fee contracts, we receive payments from customers that exceed recognized revenues. We record the excess of receipts from customers over recognized revenue as deferred revenue. Deferred revenue is classified as a current liability to the extent it is expected to be earned within twelve months from the date of the balance sheet.

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

Fair Value Measurement – We utilize the methods of fair value measurement as described in FASB ASC 820, “Fair Value Measurements” to value our financial assets and liabilities, including the financial instruments issued in the transaction described in Note 3, Strategic Alliance and Investment by Elutions, Inc. and the contingent consideration liability described in Note 2, Acquisitions, in the Notes to the Condensed Consolidated Financial Statements (Unaudited) included in Item 1, Condensed Consolidated Financial Statements (Unaudited), of this report . As defined in FASB ASC 820, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, FASB ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

Accounting for Income Taxes - Accounting for income taxes requires significant estimates and judgments on the part of management. Such estimates and judgments include, but are not limited to, the effective tax rate anticipated to apply to tax differences that are expected to reverse in the future, the sufficiency of taxable income in future periods to realize the benefits of net deferred tax assets and net operating losses currently recorded and the likelihood that tax positions taken in tax returns will be sustained on audit. We account for income taxes in accordance with FASB ASC 740 "Income Taxes." As required by FASB ASC 740, we record deferred tax assets or liabilities based on differences between financial reporting and tax basis of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. FASB ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of October 3, 2015, cumulative valuation allowances in the amount of $33.8 million were recorded in connection with domestic net deferred income tax assets.

As required by FASB ASC 740, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the guidance. Pursuant to FASB ASC 740, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As of October 3, 2015, we have no recorded liability for unrecognized tax benefits.

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

Research and Development and Software Development Costs - Software development costs are accounted for in accordance with FASB ASC 985-20, “Software - Costs of Software to Be Sold, Leased, or Marketed” and FASB ASC 350-40, “Intangibles - Goodwill and Other - Internal-Use Software.” Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. We capitalize development costs incurred during the period between the establishment of technological feasibility and the release of the final product to customers if such costs are material. In addition, we capitalize software development costs for internal use software that we do not intend to market to third parties but use to deliver services. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, the date technological feasibility is reached, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. During the thirteen weeks ended October 3, 2015 and September 27, 2014, software development costs of $198,000 and $224,000, respectively, were expensed as incurred. During the thirty-nine weeks ended October 3, 2015 and September 27, 2014, software development costs of $607,000 and $788,000, respectively, were expensed as incurred. During the thirteen weeks and thirty-nine weeks ended October 3, 2015, $145,000 and $511,000 of internal use software development costs were capitalized, respectively. During the thirteen and thirty-nine weeks ended September 27, 2014, $263,000 of software development costs were capitalized.

Inventory – In accordance with the provisions of FASB ASC 330, “Inventory,” the Company’s inventory is stated at the lower of cost, using the first-in, first-out (FIFO) method, or fair value. As of October 3, 2015, the Company had $2.7 million in inventory, $3.0 million of which was finished goods, net of a $0.3 million adjustment. All of the inventory was purchased in July 2014 from Elutions, which owns more than five percent of the outstanding shares of common stock of the Company. The inventory adjustment was recorded in Cost of Services in the Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income for the thirty-nine weeks ended October 3, 2015. As provided for in the general framework agreement between the Company and Elutions (see Note 3, Strategic Alliance and Investment by Elutions, Inc. in the Notes to the Condensed Consolidated Financial Statements (Unaudited) included in Item 1, Condensed Consolidated Financial Statements (Unaudited), of this report), if the Company has not sold 75% of the inventory acquired from Elutions within one year after acquisition, Elutions is required upon request to source its requirements for future projects from such inventory subject to a 10% discount against the Company’s purchase price until the Company has exhausted such inventory. The Company has requested that Elutions source its requirements for future projects from the inventory that was acquired by the Company from Elutions in July 2014. Management continues to expect that the carrying value of the inventory is recoverable and is recorded at its net realizable value. Management continues to work with Elutions to utilize the inventory but changes in management’s expectations in future periods as the matter is resolved could impact the net realizable value of the inventory.

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

For stock options containing a market condition, the market conditions are required to be considered when calculating the grant date fair value. FASB ASC 718 requires us to select a valuation technique that best fits the circumstances of an award. In order to reflect the substantive characteristics of the market condition option award, a Monte Carlo simulation valuation model is used to calculate the grant date fair value of such stock options. Monte Carlo approaches are a class of computational algorithms that rely on repeated random sampling to compute their results. This approach allows the calculation of the value of such stock options based on a large number of possible stock price path scenarios. Expense for the market condition stock options is recognized over the derived service period as determined through the Monte Carlo simulation model. See Note 5, Share-Based Compensation in the Notes to the Condensed Consolidated Financial Statements (Unaudited) included in Item 1, Condensed Consolidated Financial Statements (Unaudited), of this report.

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

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED OCTOBER 3, 2015 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 27, 2014

REVENUES

Revenues increased $1.9 million, or 9.7%, to $21.2 million for the thirteen weeks ended October 3, 2015 from $19.3 million for the thirteen weeks ended September 27, 2014. The increase in revenues was primarily due to the acquisition of the Farncombe Entities in July 2015, which contributed $2.9 million in revenues during the third quarter of fiscal 2015. Organic revenues were down $1.0 million, or 5.4%, in the third quarter of fiscal 2015 as compared to the same period of fiscal 2014. This decrease was primarily due to the impact of a $0.7 million unfavorable change in foreign currency translation rates applied to revenues in our EMEA segment along with reductions of $0.7 million in total volume of projects in our North America segment. The decrease in revenues was partially offset by growth in demand for services in our EMEA segment.

North America segment revenues were $8.8 million and $9.6 million for the thirteen weeks ended October 3, 2015 and September 27, 2014, respectively. During the thirteen weeks ended October 3, 2015, the North America segment provided services on 64 customer projects, compared to 79 projects performed in the thirteen weeks ended September 27, 2014. Average revenue per project was $138,000 for the thirteen week period ended October 3, 2015 and $121,000 for the thirteen week period ended September 27, 2014. Revenues recognized in connection with fixed price engagements totaled $7.6 million for both the 2015 and 2014 fiscal periods, representing 86.1% and 79.1% of the total revenues of the segment, respectively.

EMEA segment revenues increased 25.0% to $12.2 million for the thirteen weeks ended October 3, 2015 from $9.7 million for the thirteen weeks ended September 27, 2014. The acquisition of the Farncombe Entities accounted for $2.9 million of the increase, partially offset by a decrease in organic revenues of $0.4 million. The decrease was primarily related to a $0.7 million impact of unfavorable foreign currency translation of the segment’s functional currency to our reporting currency, the U.S. Dollar. This decrease was partially offset by the continued growth in the demand for consulting and solutioning engagements in the segment. Excluding the Farncombe business, during the thirteen weeks ended October 3, 2015 and September 27, 2014, this segment provided services on 185 and 125 customer projects, respectively. Average revenue per project was approximately $49,000 and $76,000 for the thirteen weeks ended October 3, 2015 and September 27, 2014, respectively.

Strategic Alliances segment revenues were $0.2 million for the thirteen weeks ended October 3, 2015 while no revenues were generated during the thirteen weeks ended September 27, 2014.

COST OF SERVICES

Cost of services increased $1.8 million, or 14.9%, to $13.6 million for the thirteen weeks ended October 3, 2015 from $11.8 million for the thirteen weeks ended September 27, 2014. The acquisition of the Farncombe Entities accounted for all of the increase by adding $1.8 million of costs. Our gross margin was 35.9% for the thirteen weeks ended October 3, 2015 compared to 38.8% for the thirteen weeks ended September 27, 2014.

Cost of services in the North America segment was $5.3 million during both the thirteen weeks ended October 3, 2015 and thirteen weeks ended September 27, 2014. Our North America segment gross margin was 40.6% for the thirteen weeks ended October 3, 2015 compared to 45.4% for the thirteen weeks ended September 27, 2014. The decline in gross margin rate within the North America segment during the thirteen weeks ended October 3, 2015 was primarily driven by lower revenues and utilization.

Cost of services in the EMEA segment was $8.1 million and $6.5 million during the thirteen weeks ended October 3, 2015 and September 27, 2014, respectively. Gross margin in our EMEA segment was 33.5% for the thirteen weeks ended October 3, 2015, compared to 33.2% for the thirteen weeks ended September 27, 2014. The decline in gross margin rate within the EMEA segment was primarily due to slightly lower utilization.

For our Strategic Alliances segment, cost of services was $0.2 million for the thirteen weeks ended October 3, 2015 while no costs of services were incurred in the Strategic Alliances segment during the thirteen weeks ended September 27, 2014.

See Note 1, Basis of Reporting in the Notes to the Condensed Consolidated Financial Statements (Unaudited), included in Item 1, Condensed Consolidated Financial Statements (Unaudited), of this report. Unallocated costs of services, such as certain research and development costs, were $0.1 million for each of the thirteen weeks ended October 3, 2015 and September 27, 2014.

OPERATING EXPENSES

Selling, general and administrative expenses were $8.1 million for the thirteen weeks ended October 3, 2015 compared to $6.7 million for the thirteen weeks ended September 27, 2014. As a percentage of revenues, our selling, general and administrative expenses were 38.2% for the thirteen weeks ended October 3, 2015. The acquisition of the Farncombe Entities added $0.9 million in selling, general and administrative expenses to the thirteen weeks ended October 3, 2015. In addition, selling, general and administrative expenses for the 2015 fiscal period included approximately $0.7 million for severance costs and acquisition related expenses and $0.1 million in intangible asset amortization related to the Farncombe acquisition. Excluding these costs, our organic selling, general and administrative expenses for the thirteen weeks ended October 3, 2015 were $6.5 million, or 35.6% as a percentage of organic revenues, compared to 34.5% for the thirteen weeks ended September 27, 2014.

OTHER INCOME AND EXPENSE

Other expense for the thirteen weeks ended October 3, 2015 and September 27, 2014 was $575,000 and $196,000, respectively. Other expense for both the 2015 and 2014 fiscal periods included interest expense on the promissory note and expense related to the change in fair value of the derivative liability embedded in the promissory note. See Note 3, Strategic Alliance and Investment by Elutions, Inc., in the Notes to the Condensed Consolidated Financial Statements (Unaudited) included in Item 1, Condensed Consolidated Financial Statements, of this report.

INCOME TAXES

During the thirteen weeks ended October 3, 2015 and September 27, 2014, provisions for income taxes were $82,000 and $212,000, respectively. The income tax provisions for the thirteen weeks ended October 3, 2015 and September 27, 2014 were primarily related to the generation of pre-tax book income within our UK operations in addition to deferred taxes recognized on goodwill amortized for income tax purposes but not for financial reporting purposes. For the thirteen weeks ended October 3, 2015 and September 27, 2014, we recorded no income tax benefit related to our domestic pre-tax losses, in accordance with the provisions of FASB ASC 740, "Income Taxes", which requires an estimation of our ability to use recorded deferred income tax assets. We currently have recorded a valuation allowance against all domestic deferred income tax assets generated due to uncertainty about their ultimate realization as a result of our history of domestic operating losses. If we continue to report net operating losses for financial reporting in our domestic operations, no additional tax benefit would be recognized for those losses, since we will not have accumulated enough positive evidence to support our ability to utilize the net operating loss carry-forwards in the future.

OPERATING LOSS AND NET INCOME (LOSS)

We reported operating losses of $0.5 million for the thirteen weeks ended October 3, 2015 and operating income of $0.8 million for the thirteen weeks ended September 27, 2014. For the thirteen weeks ended October 3, 2015 and September 27, 2014, we reported a net loss of $1.1 million and net income of $0.4 million, respectively.

THIRTY-NINE WEEKS ENDED OCTOBER 3, 2015 COMPARED TO THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 2014

REVENUES

Revenues increased $3.1 million, or 5.7%, to $56.1 million for the thirty-nine weeks ended October 3, 2015 from $53.0 million for the thirty-nine weeks ended September 27, 2014. The increase in revenues was primarily due to the acquisition of the Farncombe Entities in July 2015, which contributed $2.9 million in revenues during the third quarter of fiscal 2015. Organic revenues increased $0.2 million, or 0.4%, in the thirty-nine weeks ended October 3, 2015 as compared to the same period of fiscal 2014. Our international revenues were approximately 56.2% of total revenues for the thirty-nine weeks ended October 3, 2015 as compared to 51.8% for the thirty-nine weeks ended September 27, 2014.

North America segment revenues decreased 6.1% to $24.2 million for the thirty-nine weeks ended October 3, 2015 from $25.8 million for the thirty-nine weeks ended September 27, 2014. The decline in revenues was primarily due to a reduction in demand for strategic consulting. During the thirty-nine weeks ended October 3, 2015, the North America segment provided services on 118 customer projects, compared to 116 projects performed in the thirty-nine weeks ended September 27, 2014. Average revenue per project was $205,000 for the thirty-nine week period ended October 3, 2015 and $222,000 for the thirty-nine week period ended September 27, 2014. Revenues recognized in connection with fixed price engagements totaled $19.7 million and $19.8 million for the thirty-nine weeks ended October 3, 2015 and September 27, 2014, respectively, representing 81.4% and 76.5% of the total revenues of the segment, respectively.

EMEA segment revenues increased 16.0% to $31.5 million for the thirty-nine weeks ended October 3, 2015 from $27.2 million for the thirty-nine weeks ended September 27, 2014. The acquisition of the Farncombe Entities accounted for $2.9 million of the increase. In addition, organic revenues increased $1.4 million, including the impact of a $2.6 million unfavorable change in foreign currency translation rates. The increase in organic revenues was primarily due to consulting engagements at a Tier 1 media and telecommunications client under a take-or-pay contract. Excluding the Farncombe business, during the thirty-nine weeks ended October 3, 2015 and September 27, 2014, this segment provided services on 256 and 245 customer projects, respectively. Average revenue per project was approximately $109,000 and $107,000 for the thirty-nine weeks ended October 3, 2015 and September 27, 2014, respectively. Revenues from post-contract software related support services were approximately $681,000 and $941,000 for the thirty-nine weeks ended October 3, 2015 and September 27, 2014, respectively. Revenues from post-contract software related support services declined in the current period from the prior year primarily due to a negotiated reduction in fiscal 2014 for support services at a Tier 1 media and telecommunications client as part of a take-or-pay contract for consulting and solutioning services.

Strategic Alliances segment revenues were $0.4 million for the thirty-nine weeks ended October 3, 2015 while no revenues were generated during the thirty-nine weeks ended September 27, 2014.

COST OF SERVICES

Cost of services increased $3.1 million, or 9.3%, to $36.3 million for the thirty-nine weeks ended October 3, 2015 from $33.2 million for the thirty-nine weeks ended September 27, 2014. The acquisition of the Farncombe Entities accounted for $1.9 million of the increase. Organic costs of services increased by $1.2 million, primarily due to increased revenue volumes in our EMEA segment. Our gross margin was 35.4% for the thirty-nine weeks ended October 3, 2015 compared to 37.3% for the thirty-nine weeks ended September 27, 2014.

Cost of services in the North America segment during the thirty-nine weeks ended October 3, 2015 and September 27, 2014 was $14.7 million and $14.9 million, respectively. Our North America segment gross margin was 39.4% for the thirty-nine weeks ended October 3, 2015 compared to 42.3% for the thirty-nine weeks ended September 27, 2014. The decline in gross margin rate within the North America segment was primarily driven by lower revenues and utilization rates.

Cost of services in the EMEA segment was $20.7 million and $17.9 million during the thirty-nine weeks ended October 3, 2015 and September 27, 2014, respectively. Gross margin was 34.3% for the thirty-nine weeks ended October 3, 2015, compared to 34.3% for the thirty-nine weeks ended September 27, 2014.

Within our Strategic Alliances segment, cost of services was $0.6 million for the thirty-nine weeks ended October 3, 2015 while no costs of services were incurred during the thirty-nine weeks ended September 27, 2014. Cost of services for our Strategic Alliances segment for the fiscal 2015 period included $0.3 million related to an inventory adjustment.

See Note 1, Basis of Reporting in the Notes to the Condensed Consolidated Financial Statements (Unaudited), included in Item 1, Condensed Consolidated Financial Statements (Unaudited), of this report. Unallocated costs of services, such as certain research and development costs, were $0.3 million and $0.4 million for the thirty-nine weeks ended October 3, 2015 and the thirty-nine weeks ended September 27, 2014, respectively.

OPERATING EXPENSES

Selling, general and administrative expenses were $23.6 million for the thirty-nine weeks ended October 3, 2015 compared to $20.4 million for the thirty-nine weeks ended September 27, 2014. As a percentage of revenues, our selling, general and administrative expenses were 42.0% for the thirty-nine weeks ended October 3, 2015. The acquisition of the Farncombe business added $0.9 million in selling, general and administrative expenses for the thirty-nine weeks ended October 3, 2015. In addition, selling, general and administrative expenses for the 2015 fiscal period included approximately $1.4 million in incremental expenses for lease termination charges, acquisition related expenses and severance and related costs, and $0.1 million in intangible asset amortization related to the Farncombe acquisition. Excluding these costs, our selling, general and administrative expenses for the thirty-nine weeks ended October 3, 2015 were $22.1 million, or 41.6% as a percentage of organic revenues, compared to 38.5% for the thirty-nine weeks ended September 27, 2014. Selling, general and administrative expenses in our organic business increased primarily in support of revenue growth and included an increase in salaries and related costs of $1.0 million and an increase in technology related costs of $0.4 million. We are continuing to evaluate selling, general and administrative expenses in an effort to maintain an appropriate cost structure relative to revenue levels.

OTHER INCOME AND EXPENSE

Other expense for the thirty-nine weeks ended October 3, 2015 and September 27, 2014 was $0.8 million and $1.8 million, respectively. Other expense for both the 2015 and 2014 fiscal periods included interest expense on the promissory note and expense related to the change in fair value of the derivative liability embedded in the promissory note. In addition, other expense for the thirty-nine weeks ended September 27, 2014 included $1.6 million of amortization of the promissory note discount. See Note 3, Strategic Alliance and Investment by Elutions, Inc., in the Notes to the Condensed Consolidated Financial Statements (Unaudited), included in Item 1, Condensed Consolidated Financial Statements (Unaudited), of this report.

INCOME TAXES

During the thirty-nine weeks ended October 3, 2015, we reported an income tax provision of $372,000 and during the thirty-nine weeks ended September 27, 2014, we reported an income tax benefit of $1,312,000. The income tax provision for the thirty-nine weeks ended October 3, 2015 was primarily related to the generation of pre-tax book income within our UK operations in addition to deferred taxes recognized on goodwill amortized for income tax purposes but not for financial reporting purposes. The income tax benefit for the thirty-nine weeks ended September 27, 2014 was primarily related to a $1,849,000 benefit recognized in connection with the release of the valuation allowance on our international deferred income tax assets partially offset by the generation of taxable income within our UK operations and deferred taxes recognized on goodwill amortized for income tax purposes but not for financial reporting purposes. For the thirty-nine weeks ended October 3, 2015 and September 27, 2014, we recorded no income tax benefit related to our domestic pre-tax losses, in accordance with the provisions of FASB ASC 740, "Income Taxes", which requires an estimation of our ability to use recorded deferred income tax assets. We currently have recorded a valuation allowance against all domestic deferred income tax assets generated due to uncertainty about their ultimate realization as a result of our history of domestic operating losses. If we continue to report net operating losses for financial reporting in our domestic operations, no additional tax benefit would be recognized for those losses, since we will not have accumulated enough positive evidence to support our ability to utilize the net operating loss carry-forwards in the future.

OPERATING LOSS AND NET LOSS

We recorded operating losses of $3.7 million and $0.6 million for the thirty-nine weeks ended October 3, 2015 and September 27, 2014, respectively. For the thirty-nine weeks ended October 3, 2015 and September 27, 2014, we recorded net losses of $4.9 million and $1.1 million, respectively.

STATEMENT REGARDING NON-GAAP FINANCIAL MEASUREMENT

In addition to income (loss) from operations on a GAAP basis and net (loss) income and net (loss) income per share on a GAAP basis, our management uses the non-GAAP financial measures, "Non-GAAP adjusted income (loss) from operations", "non-GAAP adjusted net income (loss)," and “Constant Currency Revenues” in its evaluation of our performance, particularly when comparing performance to the prior year's period. These non-GAAP measures contain certain non-GAAP adjustments which are described in the following schedule entitled "Reconciliation of GAAP Net (Loss) Income to Non-GAAP Adjusted Net Income (Loss) and GAAP (Loss) Income from Operations to Non-GAAP Adjusted Income (Loss) from Operations" and “Reconciliation of Non-GAAP Constant Currency Revenues to GAAP Revenues.” In making these non-GAAP adjustments, we take into account certain non-cash expenses and benefits, including tax effects as applicable, and the impact of certain items that are generally not expected to be on-going in nature or that are unrelated to our core operations. Management believes the exclusion of these items provides a useful basis for evaluating underlying business performance, but should not be considered in isolation and is not in accordance with, or a substitute for, evaluating our performance utilizing GAAP financial information. In calculating revenues for the second quarter and the year-to-date period of fiscal 2015 on a constant currency basis, the Company applied average foreign exchange rates from the second quarter and year-to-date period of fiscal 2014 to the Company's foreign-denominated revenues in the second quarter and the year-to-date period of fiscal 2015. We believe that providing such adjusted results allows investors and other users of our financial statements to better understand our comparative operating performance for the periods presented. Our non-GAAP measures may differ from similar measures by other companies, even if similar terms are used to identify such measures. Although management believes the non-GAAP financial measures are useful in evaluating the performance of our business, we acknowledge that items excluded from such measures have a material impact on our loss from operations and net (loss) income and net (loss) income per share calculated in accordance with GAAP. Therefore, management uses non-GAAP measures in conjunction with GAAP results. Investors and other users of our financial information should also consider the above factors when evaluating our results.

CARTESIAN, INC.

RECONCILIATION OF GAAP NET (LOSS) INCOME TO NON-GAAP ADJUSTED NET INCOME (LOSS)

AND GAAP (LOSS) INCOME FROM OPERATIONS TO NON-GAAP ADJUSTED INCOME (LOSS) FROM OPERATIONS

(unaudited)

(in thousands, except per share data)

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	October 3,	September 27,	October 3,	September 27,
	2015	2014	2015	2014
Reconciliation of GAAP (loss) income from operations to non-GAAP adjusted income (loss) from operations:

GAAP (loss) income from operations	$(478)	$838	$(3,714)	$(603)

Depreciation	302	149	717	488
Amortization of intangible assets	83	-	83	-
Accrued executive severance and related costs	356	-	821	1,370
Acquisition-related expenses	364	-	656	-
Non-cash share based compensation expense	65	277	511	723
Lease expense for discontinuation of office space	-	-	256	-
Fair value adjustment to contingent consideration	(22)	-	(22)	-
Foreign currency exchange loss on note payable	100	138	96	5
Adjustments to GAAP loss from operations	1,248	564	3,118	2,586

Non-GAAP adjusted income (loss) from operations	$770	$1,402	$(596)	$1,983

Reconciliation of GAAP net (loss) income to non-GAAP adjusted net income (loss):

GAAP net (loss) income	$(1,135)	$430	$(4,921)	$(1,057)

Depreciation	302	149	717	488
Amortization of intangible assets	83	-	83	-
Accrued executive severance and related costs	356	-	821	1,370
Acquisition-related expenses	364	-	656	-
Non-cash share based compensation expense	65	277	511	723
Lease expense for discontinuation of office space	-	-	256	-
Fair value adjustment to contingent consideration	(22)	-	(22)	-
Discount on note payable and transaction costs	-	-	-	1,610
Change in fair value of derivative liabilities	506	130	611	19
Foreign currency exchange loss on note payable	100	138	96	5
Incentive warrants expense	10	-	57	-
Tax effect of applicable non-GAAP adjustments (1)	(53)	(26)	(24)	20
Adjustments to GAAP net (loss) income	1,711	668	3,762	4,235

Non-GAAP adjusted net income (loss)	$576	$1,098	$(1,159)	$3,178

Reconciliation of GAAP net (loss) income per diluted common share to non-GAAP adjusted net income (loss) per diluted common share:

GAAP net (loss) income per diluted common share (2)	$(0.13)	$0.05	$(0.59)	$(0.13)

Depreciation	0.03	0.02	0.09	0.06
Amortization of intangible assets	0.01	-	0.01	-
Accrued executive severance and related costs	0.04	-	0.10	0.17
Acquisition-related expenses	0.04	-	0.07	-
Non-cash share based compensation expense	0.01	0.03	0.06	0.09
Lease expense for discontinuation of office space	-	-	0.03	-
Fair value adjustment to contingent consideration	-	-	-	-
Discount on note payable and transaction costs	-	-	-	0.21
Change in fair value of derivative liabilities	0.07	0.01	0.07	-
Foreign currency exchange loss on note payable	0.01	0.02	0.01	-
Incentive warrants expense	-	-	0.01	-
Tax effect of applicable non-GAAP adjustments (1)	(0.01)	-	-	-
Adjustments to GAAP net (loss) income per diluted common share	0.20	0.08	0.45	0.53

Non-GAAP adjusted net income (loss) per diluted common share	$0.07	$0.13	$(0.14)	$0.40

Weighted average shares used in calculation of Non-GAAP adjusted net income (loss) per diluted common share (2)	8,745	8,252	8,313	7,932

(1)	The Company calculated the tax effect of non-GAAP adjustments by applying an applicable estimated jurisdictional tax rate to each specific non-GAAP item after consideration of the Company's valuation allowance.

(2)	The Company uses weighted average diluted common shares including the dilutive effect of stock options, non-vested shares and warrants in the calculation of GAAP net loss per diluted common share in this reconciliation in order to reconcile to Non-GAAP adjusted net income per diluted common share for the thirteen weeks ended October 3, 2015 and September 27, 2014 and the thirty-nine weeks ended September 27, 2014.

CARTESIAN, INC.

RECONCILIATION OF NON-GAAP CONSTANT CURRENCY REVENUES

TO GAAP REVENUES

(unaudited)

(in thousands, except growth rates)

	Thirteen	Thirteen		Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended		Weeks Ended	Weeks Ended
	October 3,	September 27,	Year-Over-Year	October 3,	September 27,	Year-Over-Year
	2015	2014	Growth	2015	2014	Growth
Non-GAAP Constant Currency Revenues Reconciliation (1),(2)

GAAP revenues, as reported	$21,205	$19,332	9.7%	$56,144	$52,989	6.0%
Foreign currency exchange impact on 2015 revenues using 2014 average rates (2)	748			2,587
Non-GAAP revenues, at constant currency	$21,953	$19,332	13.6%	$58,731	$52,989	10.8%

(1)	Non-GAAP revenues on a constant currency basis are calculated by applying the average foreign exchange rates for the thirteen and thirty-nine weeks ended September 27, 2014 to foreign-denominated revenues in the comparable current year periods. The difference between non-GAAP revenues and revenues calculated in accordance with GAAP is shown as "foreign currency exchange impact" in the table above. Non-GAAP constant currency revenue growth (expressed as a percentage) is calculated by determining the increase in non-GAAP constant currency revenues in fiscal 2015 compared to GAAP revenues for the prior year.

(2)	The calculation of the foreign currency exchange impact on our fiscal 2015 revenues is exclusive of the impact of the Farncombe acquisition on July 22, 2015. Revenues for the Farncombe in our GAAP revenues, as reported from the date of acquisition through October 3, 2015.

LIQUIDITY AND CAPITAL RESOURCES

During the thirty-nine weeks ended October 3, 2015, our operating activities used cash of $3.1 million. Included in net cash used by operating activities was a net loss of $4.9 million partially offset by $2.6 million of non-cash expenses. In addition, changes in working capital accounted for $0.8 million in cash outflows from operations. The working capital changes relate primarily to an increase in accounts receivable of $0.6 million due to the timing of collections, including accounts receivable transferred under our agreements with third-party financial institutions, and a $1.7 million decrease in accrued severance liability and related costs which were funded during the current year. These uses of cash were partially offset by an increase in trade accounts payable and deferred revenue of $1.8 million and a decrease in prepaid and other assets $0.3 million.

Net cash used in operating activities was $6.4 million for the thirty-nine weeks ended September 27, 2014. Net cash used in operating activities during the thirty-nine weeks ended September 27, 2014 was primarily related to a net increase of $6.5 million in net working capital other than cash. The net increase in working capital other than cash was due to increases in accounts receivable due to the timing of collections and inventory offset partially by decreases in prepaid and other assets and increases in trade accounts payable, deferred revenue and accrued liabilities.

Net cash used in investing activities was $0.5 million and $0.6 million for the thirty-nine weeks ended October 3, 2015 and September 27, 2014, respectively. The 2015 fiscal period includes $0.3 in positive cash inflows related to the Farncombe acquisition which reflects cash paid during the thirty-nine weeks ended October 3, 2015 for the business net of cash acquired in the acquisition. Both fiscal periods included cash used for the purchase of office equipment, software and computer equipment.

Net cash used in financing activities was $0.1 million for the thirty-nine weeks ended October 3, 2015 while net cash provided by financing activities was $5.1 million for the thirty-nine weeks ended September 27, 2014. Net cash used in financing activities during the thirty-nine weeks ended October 3, 2015 related primarily to repurchases of common stock under the share repurchase program, partially offset by purchases of stock by employees under the employee stock purchase plan. Cash provided by financing activities during the thirty-nine weeks ended September 27, 2014 was driven by a cash infusion of $5.3 million related to the issuance of a note payable and common stock in connection with the Elutions transaction and $66,000 provided by purchases of stock by employees under the employee stock purchase plan, partially offset by $167,000 in equity issuance costs and $42,000 used to repurchase common stock for employee income tax withholding.

At October 3, 2015, we had approximately $9.1 million in cash and cash equivalents and $12.0 million in net working capital. At October 3, 2015, $6.7 million of our cash and cash equivalents were denominated in British pounds sterling, which we would be able to repatriate, if needed, without any negative U.S. income tax consequences. In October 2015, we paid $2.1 million to the former shareholders of the Farncombe Entities with respect to the consideration payable related to net working capital as adjusted pursuant to the Purchase Agreement in addition approximately $0.4 million was paid in November 2015 to settle a portion of the put option. See Note 2, Acquisitions and Note 5, Share-based Compensation, in the Notes to the Condensed Consolidated Financial Statements (Unaudited) included in Item 1, Condensed Consolidated Financial Statements (Unaudited), of this report. We believe we have sufficient cash and cash equivalents to meet anticipated cash and working capital requirements, including anticipated capital expenditures for at least the next 12 months. Furthermore, based on an analysis of our investments classified as cash equivalents, we do not believe that we have any material risk related to the liquidity or valuation of these investments, nor do we believe that we have any material counterparty credit risk related to these investments. Should our cash and cash equivalents prove insufficient, we may need to obtain new debt or equity financing to support our operations or complete acquisitions. If we need to obtain new debt or equity financing to support our operations or complete acquisitions in the future, we may be unable to obtain debt or equity financing on reasonable terms. We have established a flexible model that provides a lower fixed cost structure than most consulting firms, enabling us to scale operating cost structures more quickly based on market conditions, although there is a lag in time required to scale the business appropriately if revenues are reduced. Our strong balance sheet has enabled us to make acquisitions and related investments in intellectual property and businesses we believe are enabling us to capitalize on the current transformation of the industry; however, if demand for our consulting services is reduced and we continue to experience negative cash flow, we could experience liquidity challenges at some point in the future.

We have entered into agreements with third-party financial institutions under which we can selectively elect to transfer to the financial institutions accounts receivables with certain of our largest, international customers on a non-recourse basis.  These agreements give us optionality to convert outstanding accounts receivable to cash at what we believe is a very attractive discount rate. During the thirty-nine weeks ended October 3, 2015, $19.7 million in accounts receivable was transferred pursuant to these agreements.

During 2014 we entered into an Investment Agreement with Elutions, a provider of operational business intelligence solutions. Under the Investment Agreement, among other things, we agreed to issue and sell shares of common stock to Elutions and the parties agreed that a subsidiary of Elutions would loan funds to a subsidiary of Cartesian. On March 18, 2014, Cartesian and Elutions completed the closing of the transactions contemplated under the Investment Agreement and our subsidiary, Cartesian Limited, issued a non-convertible promissory note payable to Elutions Capital Ventures S.à r.l, a subsidiary of Elutions, in an aggregate original principal amount of $3.3 million. The promissory note bears interest at the rate of 7.825% per year, payable monthly, and matures on March 18, 2019. The promissory note may be called by the holder at any time. See Note 3, Strategic Alliance and Investment by Elutions, Inc., in the Notes to the Condensed Consolidated Financial Statements (Unaudited) included in Item 1, Condensed Consolidated Financial Statements (Unaudited), of this report.

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

Also, as described in the Notes to the Condensed Consolidated Financial Statements (Unaudited) of this report, in connection with the Company’s approval of the separation from service of the Company’s Chief Executive Officer on June 3, 2015, the Company issued a put option to the former executive which grants him the option and right to sell to the Company up to 112,692 of his shares of the Company’s common stock owned on June 3, 2015 at $4.50 per share. In November 2015, the holder of the put option exercised a portion of the put option and the Company purchased approximately 90,000 shares at $4.50 for a total of approximately $405,000. The put option expires on March 15, 2016.

In connection with the acquisition of the Farncombe Entities as described in the Notes to the Condensed Consolidated Financial Statements (Unaudited) of this report, the total purchase price includes earn-out consideration which is potentially payable in cash and/or shares of Company common stock as elected by each Seller in the Share Purchase Agreement. The earn-out consideration that is potentially payable represents 40% of the notional purchase price of the Farncombe Entities and may be up to £719,483 pounds sterling (approximately US$1.1 million based on an exchange rate of £1.000 = US$1.513 as of October 3, 2015) and up to 461,055 shares of Company common stock.

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

A review and evaluation was performed by our management, including our Chief Executive Officer and Chief Financial Officer (the “CEO” and “CFO”), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of October 3, 2015.

Management excluded from its evaluation of the Company’s disclosure controls and procedures any evaluation of the internal control over financial reporting of Farncombe France SARL, Farncombe Technology Limited, and Farncombe Engineering Services Limited which were acquired on July 22, 2015 and which constitute 17% of total assets, less than 1% of net assets, 5% of total revenue and 4% of net loss of the consolidated financial statement amounts as of and for the thirteen weeks ended October 3, 2015.

There were no changes in our internal control over financial reporting during the fiscal quarter ended October 3, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We have not been subject to any material new litigation since the filing on April 3, 2015 of our 2014 Form 10-K.

ITEM 1A.  RISK FACTORS

Not applicable

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about purchases by the Company (and its affiliated purchasers) during the quarter ended October 3, 2015, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

	Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Fair Value of Shares that May Yet Be Purchased Under the Program (1)
August 30, 2015 through October 3, 2015	12,809	$2.44	12,809	1,969,000

(1)	On June 3, 2015, the Company’s Board of Directors authorized an amendment to the Company’s previously announced stock repurchase program to extend the program through June 30, 2016. The program was initially authorized in February 2014 and authorized the Company to repurchase up to $2 million of Company common stock. Under the program, repurchases may be made by the Company from time to time in the open market or through privately negotiated transactions depending on market conditions, share price and other factors. The stock repurchase program may be modified or discontinued at any time by the Board of Directors.

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

(a) Exhibits

Exhibit No.	Description of Exhibit

Exhibit 2.1	Share Purchase Agreement, dated July 22, 2015, among Cartesian, Inc. and the Sellers referenced therein, for the acquisition of the Farncombe Entities, filed as exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2015 is incorporated herein by reference as Exhibit 2.1.*

Exhibit 10.1	Employment Agreement, dated as of September 29, 2015, by and between Cartesian, Inc. and John C. Ferrara, filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2015 is incorporated herein by reference as Exhibit 10.1.

Exhibit 10.2	Form of Indemnification Agreement, filed as exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 20, 1999 is incorporated herein by reference as Exhibit 10.2.

Exhibit 10.3	Separation Agreement, dated as of September 29, 2015, by and between Cartesian, Inc. and Susan Simmons, filed as exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2015 is incorporated herein by reference as Exhibit 10.3.

Exhibit 10.4	Consulting Agreement, effective as of October 5, 2015, by and between Cartesian, Inc. and Susan Simmons. **

Exhibit 31.1	Certification of the Chief Executive Officer of Cartesian, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed Herewith.

Exhibit 31.2	Certification of the Chief Financial Officer of Cartesian, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed Herewith.

Exhibit 32	Certifications furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	101.INS XBRL Instance Document
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF XBRL Taxonomy Extension Definition Linkbase Document
101.LAB XBRL Taxonomy Extension Label Linkbase Document
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

* Portions of this document were redacted and are subject to an order granting confidential treatment under the Securities Exchange Act of 1934, as amended (File No. 1-34006-CF#32732). Redacted portions are indicated with the notation [***].

** Portions of this document were redacted pursuant to a Request for Confidential Treatment filed with the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933, as amended, and Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Redacted portions are indicated with the notation [***] and were separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cartesian, Inc.
(Registrant)

Date: November 17, 2015	By	/s/ Peter H. Woodward
(Signature)
Peter H. Woodward
Chief Executive Officer (Principal executive officer)

Date: November 17, 2015	By	/s/ John C. Ferrara
(Signature)
John C. Ferrara
Chief Financial Officer (Principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

Exhibit 2.1	Share Purchase Agreement, dated July 22, 2015, among Cartesian, Inc. and the Sellers referenced therein, for the acquisition of the Farncombe Entities, filed as exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2015 is incorporated herein by reference as Exhibit 2.1.*

Exhibit 10.1	Employment Agreement, dated as of September 29, 2015, by and between Cartesian, Inc. and John C. Ferrara, filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2015 is incorporated herein by reference as Exhibit 10.1.

Exhibit 10.2	Form of Indemnification Agreement, filed as exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 20, 1999 is incorporated herein by reference as Exhibit 10.2.

Exhibit 10.3	Separation Agreement, dated as of September 29, 2015, by and between Cartesian, Inc. and Susan Simmons, filed as exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2015 is incorporated herein by reference as Exhibit 10.3.

Exhibit 10.4	Consulting Agreement, effective as of October 5, 2015, by and between Cartesian, Inc. and Susan Simmons. **

Exhibit 31.1	Certification of the Chief Executive Officer of Cartesian, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed Herewith.

Exhibit 31.2	Certification of the Chief Financial Officer of Cartesian, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed Herewith.

Exhibit 32	Certifications furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	101.INS XBRL Instance Document
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF XBRL Taxonomy Extension Definition Linkbase Document
101.LAB XBRL Taxonomy Extension Label Linkbase Document
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

* Portions of this document were redacted and are subject to an order granting confidential treatment under the Securities Exchange Act of 1934, as amended (File No. 1-34006-CF#32732). Redacted portions are indicated with the notation [***].

** Portions of this document were redacted pursuant to a Request for Confidential Treatment filed with the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933, as amended, and Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Redacted portions are indicated with the notation [***] and were separately filed with the Securities and Exchange Commission.

