Form 10-K
period 2016-01-02
Cartesian, Inc.
filed 2016-04-01
CIK 1094814

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 2, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, as of July 4, 2015 was approximately $13,700,000. Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded for purposes of this calculation. The treatment of such holders as affiliates for purposes of this calculation is not intended as a conclusive determination of affiliate status for other purposes. As of March 18, 2016, the Registrant had 8,892,906 shares of common stock, par value $0.005 per share (the Common Stock), issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be provided in Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K is hereby incorporated by reference from our definitive 2016 proxy statement which will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended January 2, 2016.

CARTESIAN, INC.

FORM 10-K

Exhibits

List of Subsidiaries

Consent of Independent Registered Public Accounting Firm

302 Certifications of Chief Executive Officer and Chief Financial Officer

Section 906 Certifications

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

Forward-looking statements involve risks and uncertainties and are not guarantees of future performance or results. Our actual financial condition, results of operations or business may vary materially from those contemplated by such forward-looking statements. Investors are cautioned not to place undue reliance on any forward-looking statements. Factors that might affect actual results, performance, or achievements include, among other things, our ability to successfully implement the strategic relationship with Elutions, overall economic and business conditions, including business and economic conditions in the countries in which we operate, our ability to retain the limited number of large clients that constitute a major portion of our revenues, our ability to protect client or Cartesian data or information systems from security breaches and cyber-attacks, competitive factors in the markets in which we compete and the other factors described in "Risk Factors" in Item 1A below. Other factors that we have not identified in this document could also have this effect. All forward-looking statements made in this Annual Report on Form 10-K are made as of the date hereof. We will not necessarily update the information in this Annual Report on Form 10-K if any forward-looking statement later turns out to be inaccurate.

ITEM 1.	BUSINESS

GENERAL

Cartesian (f/k/a The Management Network Group, Inc.), a Delaware corporation, was founded in 1990 and is a leading specialist provider of consulting services and managed solutions to the global leaders in the communications, digital media, and technology sectors. We offer a portfolio of strategy, management, marketing, operational, and technology consulting services to help our clients build and execute strategies that transform their products, services and organizations and enhance the effectiveness and efficiency of their business operations. We have consulting experience in virtually every major aspect of managing and operating a global communications company. Our heritage of industry knowledge and deep technical and operational expertise has allowed us to continually enhance services we offer to our clients. In this way, our clients can leverage our expertise to optimize their performance, improve cash flow and gain sustainable competitive advantage in the market.

Our clientele includes leaders in the communications, digital media and technology industries. We serve wireless and wireline service providers, cable multiple systems operators (“MSO’s”) as well as technology companies, media and entertainment companies, and financial services firms that invest in the communications industry. Our clients are principally located in the United States, United Kingdom (“U.K.”) and continental Western Europe.

We believe we are unique in our ability to provide a comprehensive business and technology solution to meet our clients’ diverse needs, including: researching and assessing new opportunities; developing and launching new products; improving customer acquisition and retention; optimizing product profitability; enhancing business operations; assuring the delivery of critical programs; network transformation; strategic planning; advising on investments, mergers and acquisitions; and legal and regulatory support.

Our services are provided by a blend of experienced senior professionals from the communications industry and professionals recruited from both universities and other professional services firms. We believe our clients value our unbiased approach of providing technology-agnostic and vendor-neutral evaluations and recommendations that are based on a thorough knowledge of each solution and each client's unique situation. In doing so, we are able to capitalize on our extensive experience across complex multi-technology communications systems environments to provide what we believe are the most sound and practical recommendations to our clients.

We have evolved our business from its original focus of providing primarily management and operational consulting services to today providing a portfolio of consulting services and managed solutions. We have increased the depth and breadth of skill sets in our employee work base, diversified our technical competencies, expanded our core management consulting offerings and positioned our business to compete internationally.

We have strengthened Cartesian's technology consultancy services and broadened our managed analytics solutions through our Ascertain® software. Ascertain is an innovative and modular software suite whose foundations feature advanced revenue assurance and data integrity tools that when customized and integrated into client environments support fixed, wireless, internet service provider (“ISP”), data and content environments. Ascertain reflects an intellectual property investment of over 15 years and we are refining and reinventing the software to address existing and future challenges. We are investing further in defining our go-to-market offerings that are built with technology at the core.

On July 22, 2015, we acquired all of the outstanding shares of capital stock of Farncombe France SARL and Farncombe Technology Limited (collectively, the “Farncombe Entities”). The Farncombe Entities operate primarily in the U.K. and Europe and are in the business of providing strategic consultancy, content security, testing and implementation services for broadcast and broadband internet digital television. The leaders and consultants of the Farncombe Entities are known experts in video, digital rights, content and security across multiple platforms, including broadcast, mobile and broadband networks. In addition to serving a complementary client base, the Farncombe Entities position Cartesian to support the growing digital TV needs of communications service providers. We currently expect the acquisition to provide cross-selling and upselling opportunities across our combined customer base, particularly in strategy and analytics. The global payTV market exceeds more than $250 billion annually and continues to grow steadily. Convergence of content across digital media platforms is increasingly important in markets across the globe. Ensuring a high quality, seamless viewing experience along with the security of content is a requirement to compete effectively. Farncombe’s experience in these areas along with Cartesian’s strategic, operational and technical capabilities in serving global service providers strengthens our ability to support convergence and quad play offerings in this growing market.

As the industry continues to evolve, including the recent transformational movement of business IT infrastructures to cloud environments and the development of technologies for analyzing “Big Data”, Cartesian expects to leverage its long history of engagement experience with clients to continue to evolve its software, develop new methodologies, and selectively expand its base of employee consultants.

Strategic alliance partnerships are an element of our strategy. In 2014, we entered into a strategic alliance and Investment Agreement with Elutions, Inc. (“Elutions”), a provider of operational business intelligence solutions. With regard to the commercial relationship, Elutions is a provider of smart building and smart asset management solutions for energy management. Elutions uniquely combines technology and expertise to enable a machine-to-machine automated control and optimization of commercial and technical sites in a manner that can deliver significant energy savings with existing building infrastructure by optimizing use. Elutions’ end-to-end solution includes web-enabled application software, wireless and wireline networking hardware, energy management bureau services and engineering and integration services. In the communications sector that we primarily serve, energy consumption is a large and often sub-optimized component of operating costs and an area that continues to escalate as service providers invest in areas like datacenters. In the partnership with Elutions, Cartesian may provide: lead generation to Elutions, sales and marketing support, program management and potentially prime certain transactions with our clients. For additional information regarding the alliance and transaction with Elutions, see Note 3, Strategic Alliance and Investment by Elutions, Inc., in the Notes to the Consolidated Financial Statements included in Item 8, "Consolidated Financial Statements", of this report.

MARKET OVERVIEW

The global communications industry continues to evolve rapidly, driven by constant innovation in technology and business models. Convergence has broken down the traditional barriers between telecommunications, Internet, media and entertainment creating new competitive pressures for service providers. Innovation in mobile devices, consumer electronics and online services has brought new competitors into the market, such as Apple, Google, Facebook and Netflix. These dynamics are challenging existing industry competitors to explore new business models, and driving consolidation within sectors such as traditional wireline and wireless telecommunications. In addition, cable communications companies that primarily offered video services historically are now positioning themselves as providers of voice and other data and content services, including in the emerging area of “the Connected Home” and “the Internet of Things.” Wireline, wireless and cable companies alike are focused on convergence and partnering - where any type of content or application can be delivered seamlessly across fixed or mobile networks.

While communications companies are investing in future growth, companies across most industries and sectors, including communications and media, are operating with increased expense discipline. Many firms are reducing their cost structures through actions which include lowering total headcount, decreasing information technology expenses by migrating to cloud environments, and reducing spending on contractors and consultants. Spending decisions, both operating expenses and capital expenditures, are coming under increased scrutiny with a heightened focus on a demonstrated return on investment or lower total cost.

It has been our experience that because the expertise necessary to address the needs of the changing marketplace is typically outside communications companies’ core competencies, they must ultimately either recruit and employ talent with the necessary experience or retain outside specialists. Additionally, the convergence of the communications, media and entertainment industries has expanded the breadth of experience and skill sets needed to execute new business plans. We believe due to the range of expertise required and the time and expense associated with hiring and training new personnel, bringing expertise in-house is often not a viable option. We believe customers will continue to contract with consultative firms or outsource some of the expertise required to adapt to new environments and capitalize on new technologies now emerging, while maintaining a cost effective structure. When retaining outside specialists, we believe communications companies need experts who fully understand the communications industry and can provide timely and unbiased advice and recommendations for cost-effective solutions and expense avoidance. Cartesian has positioned its business to respond to these anticipated needs.

BUSINESS STRATEGY

Our objectives are three-fold. First, is to establish ourselves as the consulting company of choice to the global leaders in the communications, digital media, and technology industries, which includes the service providers, content creators, and technology companies that serve the industry and the financial services and investment banking firms that invest in the sector. We are placing emphasis on cultivating our top client relationships and these clients’ most strategic initiatives, with the goal of expanding market penetration and our share of business with these clients. We also continue to investigate opportunities with new clients, including segments of the market we have not historically addressed but that may offer a high probability of a return on our business development investment. Secondly, we are evaluating ways to best evolve our technical and consulting offerings to focus on those that exhibit the greatest differentiation to our competitors and to broaden our offering in areas of long-term strategic importance to our customers; and third we look to develop partnerships as appropriate to add capabilities to our offering or expedite our go-to-market efforts. The following are detailed strategies we have adopted to pursue our objectives.

- Develop and evolve offerings, technical solutions and thought leadership

We plan to continue developing our portfolio of consulting services and managed solutions both organically and through alliance partners. Developing our portfolio involves building the capabilities that address our clients’ most pressing needs.

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

We enhance consultants' existing skill sets with proprietary toolsets that provide methodologies that augment their experience and help them to analyze and solve clients' problems. We utilize a network of databases to serve as a knowledge base, enabling consultant collaboration on engagements and providing support information and updates of Cartesian current toolsets and releases of next generation tools. Finally, we continue to manage our flexible employee and independent subject matter expert model to maximize skill set offerings, while minimizing the effect of non-billable consultant time.

- Enhance our geographic presence

We plan to further enhance our presence beyond the United States, the U.K., and France with emphasis on the top revenue generating clients on the European continent. We believe the competitive market expertise of our U.S. consultants can be a key factor for foreign companies facing the business issues associated with deregulation and competition, especially in Europe. Further, consolidation in the industries we serve has resulted in several of our customers expanding their reach into new markets, making those markets more readily accessible to us than in the past. We believe our technical solutions and our strategy consulting expertise strengthen Cartesian's presence and capabilities in new markets.

- Increase penetration within top revenue-generating clients

Our sales strategy focuses on increasing the amount of revenues and number of engagements within our top clients. This approach includes volume pricing arrangements and is designed to give us both revenue visibility and add efficiency to the model so as to ensure optimum utilization of our consultant base. In fiscal years 2015 and 2014, 87% and 84% of our revenues, respectively, came from our ten most significant customers.

SERVICES

Cartesian provides a portfolio of consulting services and managed solutions to clients in the communications, media and technology industries worldwide. Our services include:

- Technical Consultancy

We provide technical consultancy to support our clients in the delivery of complex, business critical programs. Our expertise includes: requirements definition and capture; data analysis; selecting and implementing systems for mediation, provisioning, customer and inter-operator billing; integration of systems to provide resilient automated processes; migrating end-customer products, customers and networks; and planning, managing and executing end-to-end systems and software testing.

- Strategy and Business Case Development

We provide comprehensive strategic analysis and advice to enable our clients to make informed decisions regarding future business plans. Our approach combines rigorous qualitative and quantitative analyses with a detailed understanding of industry trends, technologies, and developments. We provide clients with specific solutions to their key strategic issues relating to their existing business as well as new product and service opportunities. Our services include business case development, data and content strategies, marketing spending optimization, service and brand diversification, enterprise and small business strategies, technology commercialization and operational strategies.

- Marketing Strategy

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

- Program Management

We have a track record of success in the management, execution and delivery of quality consulting services in a cross-functional program management environment. We provide independent, impartial, centralized management and governance of inter-related projects in complex environments using a small group of experienced and dedicated resources. Our approach enables an organization to deliver projects faster, with higher quality and less cost, to meet, and often, exceed expectations. Our project management office, or PMO, engagements are supported by a superb track record, proven tool sets and methodologies, a focus on ‘what works' and a keen understanding of both the financial imperatives of the business and the drivers of customer satisfaction.

- Business and Operations Process Redesign and Reengineering

We assess, design and implement business and operational processes within our clients’ organizations in response to change such as new product introduction, expansion into new markets, customer service improvement, the need to comply with new regulation, and initiatives to improve operational efficiency.

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

As mentioned, Cartesian’s revenue assurance assessment tools include Ascertain, a flexible, scalable, configurable revenue management and data integrity toolset that provides timely evaluation of processes, metrics and control points. A fifth generation platform developed by the revenue assurance experts at Cartesian, Ascertain is able to support fixed, wireless, ISP, data, and content environments.

- Technology Solutions

We have developed a proprietary software platform, Ascertain, which allows us to rapidly create new software products, one-off tools and complete custom solutions to support customer goals and mitigate risks in their business. Available in an on-premise or cloud-based model, the Ascertain platform has been used as the foundation for our managed solutions offerings, our SmartXchange mobile device recapture service, as well as numerous custom client solutions. Our SmartXchange service is a fully-managed service for the collection, exchange and recycling of mobile devices.

- Investment Advisory Services

We provide a wide range of services to investment banking and private equity firms in connection with investments, mergers and acquisitions in the communications industry. Services include evaluation of management teams and business plans, identification of strengths and weaknesses of the other company, and analyses of the company's financial models, systems, products and operational and business processes. Post-investment support is also provided to help customers in the optimization of their investment.

COMPETITION

The market for consulting services and software solutions remains intensely competitive, highly fragmented and rapidly changing. We face competition from major business and strategy consulting firms, large systems integrators and major global outsourcing firms as a result of the outsourcing of business support systems and operating support systems by communications companies, offshore development firms from the Asian markets, equipment and software firms that have added service offerings, boutique consulting firms and customers' internal resources. We believe that there has been a significant increase in recent years in demand for firms that can bundle business process outsourcing, or BPO, with systems and technical integration. Many of our competitors are large organizations that provide a broad range of services to companies in many industries, including the communications industry. In addition, we compete with boutique firms that maintain specialized skills and/or geographical advantages. Many information technology consulting firms also maintain significant practice groups devoted to the communications industry. Many of these competitors have significantly greater financial, technical and marketing resources and greater name recognition than us.

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

We believe our primary competitive advantage stems from our exclusive focus on the communications, digital media and technology industries. As industry specialists, we believe that the complementary experience and expertise of our professionals represents a competitive advantage. Furthermore, we believe that our specialization equips us with a competitive differentiator in our ability to develop and deliver solutions that enhance our clients’ revenues and asset utilization leading to greater return on investment. Our biggest challenge is normally the customer's internal resources and budget constraints. As a result, the most significant competitive advantage becomes long-term relationships with key client executives that have developed over time from consistency in responsiveness to their needs, quality and reliability of consultants and deliverables, and an appropriate price/value formula.

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

During fiscal year 2015, we utilized approximately 581 consultants, representing a combination of employee client service personnel and independent contracting firms. Of these, 375 were employee consultants and approximately 206 were working on engagements for us primarily through independent subcontracting firms. In addition to the consultants, we have an administrative staff of approximately 44 employees in the accounting and finance, marketing, recruiting, information technology, human resources, legal and administrative areas. As of January 2, 2016, we had 360 total employees, of which 293 were full-time.

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

For a discussion of operating results by segment, please see Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations”, and Note 7, Business Segments, Major Customers and Significant Group Concentrations of Credit Risk, in the Notes to the Consolidated Financial Statements included in Item 8 “Consolidated Financial Statements” of this report.

MAJOR CUSTOMERS

Since our inception, we have provided services to over a thousand domestic and international customers, primarily communication service providers and large technology and applications firms serving the communications industry and financial firms that invest in the sector. In more recent years, we have added to our base of customers with cable, media and entertainment clients looking to leverage communications infrastructure to deliver offerings to the market. We depend on a small number of key customers for a significant portion of revenues. For fiscal year 2015, three customers accounted for 24%, 21% and 17%, respectively, of our revenues. No other single customer accounted for 10% or more of our revenues. Also during fiscal year 2015, our top ten customers accounted for approximately 87% of total revenues. We generally provide discounted pricing for large projects on fixed commitments with long-term customers. Because our clients typically engage services on a project basis, their needs for services vary substantially from period to period.

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

FOREIGN MARKETS

A substantial portion of our business is conducted in foreign markets and a substantial portion of our revenues and costs are derived from our international business. Our international revenues in the 2015 fiscal year represented 55.9% of our total revenues, up from 52.4% of our total revenues in the 2014 fiscal year. For information on results of operations and assets by geographic location, please see Note 7, Business Segments, Major Customers and Significant Group Concentrations of Credit Risk, in the Notes to the Consolidated Financial Statements included in Item 8 “Consolidated Financial Statements” of this report. Our international operations expose us to a number of business and economic risks, including unfavorable foreign currency exchange rates or fluctuations; our ability to protect our intellectual property; the impact of foreign laws, regulations and trade customs; U.S. and foreign taxation issues; potential limits on our ability to repatriate foreign profits; and general political and economic trends, including political and economic conditions in foreign markets and the potential impact of terrorist attacks or international hostilities. If we are unable to achieve anticipated levels of revenues from or efficiently manage our international operations, our overall revenues and profitability may decline.

RESEARCH AND DEVELOPMENT AND SOFTWARE DEVELOPMENT EXPENSES

Our research and development costs for internally-developed software products that are used by our associates in delivering services to our clients totaled $1.4 million and $1.5 million in fiscal years 2015 and 2014, respectively. During fiscal years 2015 and 2014, $0.8 and $1.0 million, respectively, of these costs were expensed as incurred. During fiscal years 2015 and 2014, $0.6 million and $0.5 million of internal use software development costs were capitalized, respectively.

INTELLECTUAL PROPERTY

Our success is dependent, in part, upon proprietary processes and methodologies. We rely upon a combination of copyright, trade secret, and trademark law to protect our intellectual property. Additionally, employees and consultants sign non-disclosure agreements to assist us in protecting our intellectual property. We utilize the tradenames "Cartesian" and “Farncombe” in our business. Solely for convenience, trademarks and trade names referred to in this Form 10-K may appear without the ® or tm symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the rights of the applicable licensor to these trademarks and trade names.

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

Our business is affected by conditions in the communications, digital media, and technology industries, and any adverse changes in conditions in these industries may adversely affect the demand for our services.

We focus extensively on customers in the converging communications, media and entertainment industry and investment banking and private equity firms investing in that industry. The sector in which we operate is currently going through significant consolidation. Consolidation within the sector tends to result in increased consolidation of competitors for services we provide. The supply chain divisions within larger clients, given sector consolidation, also tend to reduce the number of vendors utilized and to negotiate volume programs with select preferred vendors. This consolidation could result in further price reductions, fewer client projects, under-utilization of consultants, reduced operating margins and loss of market share. In addition, the rate of change brought about by new technology within the communications and media sector and related impact on our clients' business models may cause our clients to cancel or delay consulting initiatives. These trends could harm our business, financial condition, results of operations, liquidity and ability to raise capital. Other factors outside of our control could also cause companies to delay new product or business initiatives or to seek to control expenses by reducing the use of outside consultants. Future client financial difficulties and/or bankruptcies could require us to write-off receivables that are in excess of bad debt reserves, which would harm our results of operations in future periods.

We have experienced losses from operations, and any future losses and negative cash flows from operations could materially adversely affect our liquidity.

We incurred a net loss of $7.7 million in the fiscal year ended January 2, 2016 and a net loss of approximately $1.4 million in the fiscal year ended January 3, 2015. We had cash and cash equivalents of $6.9 million and working capital of $9.4 million as of January 2, 2016. If we do not achieve sustained profitable operations and positive cash flows from operations, we could experience liquidity challenges.

We may need more working capital to fund operations and repay indebtedness, and any failure to obtain such needed working capital would adversely affect our business, financial condition and results of operations.

Although we believe that our current financial resources and cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements in the near term, we may need to raise additional capital in the future to further:

•	fund operations, if unforeseen costs or revenue shortfalls arise;
•	repay our existing indebtedness to Elutions, which may be called by Elutions at any time,
•	support expansion of our business or operations if unforeseen opportunities arise; or
•	respond to unforeseen competitive pressures.

If cash on hand and cash generated from operations are insufficient to satisfy our liquidity requirements, we may seek to convert outstanding accounts receivable to cash through arrangements with third-party financial institutions, obtain a line of credit or credit facility, sell additional equity securities or issue debt securities. As further described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources", Elutions has certain rights of first offer in connection with debt financings by us, subject to certain exceptions, and may require us to redeem the promissory note that we issued to a subsidiary of Elutions and repurchase the shares of our common stock originally acquired by Elutions in connection with certain debt financings by us with other lenders. In addition, Elutions has certain preemptive rights in connection with equity issuances by us, subject to certain exceptions, and we and our subsidiaries may not, without the prior written consent of Elutions, issue options, warrants or similar rights or convertible securities, other than with respect to certain excluded issuances. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The sale of additional equity securities could result in dilution to our stockholders. If adequate funds were not available on acceptable terms, our business, results of operations, cash flows, and financial condition could be materially adversely affected.

Our revenues and operating results may fluctuate significantly from quarter-to-quarter, which could adversely affect our stock price.

Our revenues and operating results may vary significantly from quarter-to-quarter due to a number of factors. Any of these factors could adversely affect our stock price. Factors that could cause quarterly fluctuations include:

•	developments in the communications industry and economic conditions;
•	fluctuations in the value of foreign currencies versus the U.S. dollar;
•	global economic, industry and political conditions and related risks, including acts of terrorism;
•	the beginning and ending of significant contracts during a quarter;
•	the size and scope of projects;
•	the potential loss of key clients or cancellation or deferral of significant engagements;
•	the form of customer contracts changing primarily from time and materials to fixed price or contingent fee, based on project results;
•	the loss of key management or consultants, which could cause clients to end their relationships with us;
•	the ability of clients to terminate engagements without penalty;
•	fluctuations in demand for our services resulting from client budget cuts, or project delays, industry consolidations or downturns or similar events;
•	reductions in the prices of services offered by our competitors;
•	seasonality during the summer, vacation and holiday periods, especially in Europe;
•	consultant utilization and billing rates; and
•	our use of estimates of the costs and timing to complete ongoing projects.

Because a significant portion of our non-consultant expenses are relatively fixed, a variation in the number of client assignments or the timing of the initiation or the completion of client assignments may cause significant variations in operating results from quarter-to-quarter. To the extent the addition of consultant employees is not followed by corresponding increases in revenues, additional expenses would be incurred that would not be matched by corresponding revenues. Therefore, profitability would decline and we could potentially experience further losses.

Our information systems may experience an interruption or breach in security, which could damage our reputation and materially adversely affect our business and financial results of operations.

We are dependent on information technology networks and systems to securely store, process, use and transmit electronic information and to communicate among our locations in the U.S., U.K. and Europe and with our clients, alliance partners, and vendors. Such information includes intellectual property, both our proprietary business information and that of our customers, and personally identifiable information of our customers and employees. As the breadth and complexity of this infrastructure continue to grow, the potential risk of cyber-attacks increases. Such cyber attacks, whether through computer hacking, acts of vandalism or theft, malware, computer viruses, human errors, system failures, catastrophes or other unforeseen events, may lead to shutdowns or disruptions of our systems and the potential for unauthorized disclosure of sensitive or confidential information.

In providing services to clients, we often manage, utilize, store and transmit sensitive or confidential client or Cartesian data, including personal data. As a result, we are subject to numerous laws and regulations designed to protect this information, such as the national laws implementing the European Union Directive on Data Protection and various U.S. federal and state laws governing the protection of personally identifiable information. These laws and regulations are increasing in complexity and number, change frequently and sometimes conflict among the various countries in which we operate. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to client or Cartesian data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, regulatory enforcement actions, fines or criminal prosecution in one or more jurisdictions. These monetary damages might not be subject to a contractual limit of liability or an exclusion of consequential or indirect damages and could be significant. Failure to maintain sufficient controls to ensure privacy and the security of electronic information could damage our reputation and materially adversely affect our business and financial results.

In addition, unauthorized access to or through our information systems or those we develop for our clients, or unauthorized disclosure of sensitive or confidential client, employee or Cartesian data, whether by our employees or third parties, including through system failure, human error or a cyber-attack by computer programmers and hackers who may develop and deploy viruses, malware, worms or other malicious software programs, may result in significant remediation costs, legal liability, damage to our reputation and government sanctions and may have a material adverse effect on our business and financial results. Our cyber risk and other insurance might not be sufficient to cover us against claims related to security incidents, cyber attacks and other related events. Attempting to protect our information technology networks and systems may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, to train employees, and to engage third-party security experts and consultants.

System disruption, failures or breaches may result in customer dissatisfaction, customer loss or both, which could materially and adversely affect our reputation, business and financial results.

Our systems are an integral part of our ability to serve our customers and maintain our ongoing business operations. The continued and uninterrupted performance of these systems is critical to our success. Customers may become dissatisfied by any system failure that interrupts our ability to provide services to them. Sustained or repeated system failures would reduce the attractiveness of our services significantly and could result in decreased demand for our products and services.

Our ability to serve our customers depends on our ability to protect our computer systems against damage from fire, power loss, water damage, telecommunications failures, earthquake, terrorism attack, vandalism and similar unexpected adverse events. Despite our efforts to implement network security measures, our systems are also vulnerable to computer viruses, attacks, break-ins and similar disruptions from unauthorized tampering. There can be no assurance that a material failure, interruption or security breach will not occur or, if any does occur, that it will be adequately addressed.

We have experienced systems outages and service interruptions in the past. To date, these outages have not had a material adverse effect on us. Given the rapidly expanding and changing cybersecurity threat landscape that exists today, it is not commercially reasonable to expect that some sort of cybersecurity event will never occur to Cartesian or the systems of any third-party providers Cartesian relies upon. This is particularly true because the techniques used change frequently or are not recognized until launched and attacks can originate from a wide array of sources, including third parties outside the Company, such as persons involved in organized crimes or associated with external service providers. Those parties may also attempt to fraudulently induce employees or customers or other users of our systems to disclose sensitive information to gain access to our data or that of our customers or clients.

We are evaluating our cybersecurity program to put a greater focus on prevention, detection and incident response. However, in the future, a prolonged system-wide outage or frequent outages could cause harm to our reputation and could cause our customers to make claims against us for damages allegedly resulting from an outage or interruption. Any damage or failure that interrupts or delays our operations could result in material harm to our business and expose us to material liabilities. Should these measures be insufficient, fail or be breached our operations could be adversely affected, possibly materially.

Our controls and procedures may fail or be circumvented, which could have a material adverse effect on our reputation, business and financial results.

We maintain internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or a failure to establish appropriate controls or to comply with regulations related to controls and procedures could have a material adverse effect on our reputation, business and financial results.

We are subject to operational risk, and resulting losses from operational risk could have a material adverse effect on our reputation, business and financial results.

We are subject to operational risk, which represents the risk of loss resulting from human error, inadequate or failed internal processes and systems, and external events. These events include, among other things, threats to our cybersecurity, as we are reliant upon information systems and the internet to conduct certain of our business activities. Although we seek to mitigate operational risk through a system of internal controls, resulting losses from operational risk could take the form of explicit charges, increased operational costs, harm to our reputation or foregone opportunities, any and all of which could have a material adverse effect on our reputation, business and financial results.

A significant portion of our business is represented by fixed fee contracts, which expose us to additional risks.

Fixed fee contracts entail subjective judgments and estimates about revenue recognition and are subject to uncertainties and contingencies. Fixed fee contracts expose us to the risk that our costs of performing the contract may be higher than expected, which may reduce or eliminate our profit margin from the contract or result in a loss.

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

A substantial portion of our business is conducted in foreign markets and a substantial portion of our revenues and costs are derived from our international business. Our international operations expose us to a number of business and economic risks, including:

•	unfavorable foreign currency exchange rates or fluctuations;
•	difficulties in staffing and managing foreign operations;
•	seasonal reductions in business activity;
•	competition from domestic and foreign-based consulting companies;
•	our ability to protect our intellectual property;
•	unexpected changes in trading policies and regulatory requirements;
•	legal uncertainties inherent in transnational operations such as export and import regulations, tariffs and other trade barriers;
•	the impact of foreign laws, regulations and trade customs;
•	U.S. and foreign taxation issues;
•	operational issues such as longer customer payment cycles and greater difficulties in collecting accounts receivable;
•	language and cultural differences;
•	changes in foreign communications markets;
•	increased cost of marketing to and servicing international clients;
•	general political and economic trends, including economic conditions in foreign markets and the potential impact of terrorist attacks or international hostilities; and
•	expropriations of assets, including bank accounts, intellectual property and physical assets by foreign governments.

In addition, we may not be able to successfully execute our business plan in foreign markets. If we are unable to achieve anticipated levels of revenues from or efficiently manage our international operations, our overall revenues and profitability may decline.

Our engagements with clients may not be profitable or may be terminated by our clients on short notice, which would adversely affect our results of operations.

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

Under many of our contracts, the payment of some or all of our fees is conditioned upon our performance. We have increasingly moved away from contracts that are priced solely on a time and materials basis and toward contracts that also include incentives related to factors such as benefits produced. The trend to include greater incentives in our contracts may increase the variability in revenues and margins earned on such contracts, and may expose us to greater risk of loss on the contracts if we do not perform successfully. Additionally, the estimates required for revenue recognition on these contracts expose us to variability in financial results.

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

The number of potential consultants that meet our hiring criteria is relatively small, and there is significant competition for these consultants from direct competitors and others in our sector. Competition for these consultants may result in significant increases in our costs to attract and retain the consultants, which could reduce margins and profitability. Any inability to recruit new consultants or retain existing consultants could impair our ability to service existing engagements or undertake new engagements. If we are unable to attract and retain quality consultants, our revenues and profitability would decline.

We are dependent on a limited number of key personnel, and the loss of these individuals could harm our competitive position and financial performance.

Our business consists primarily of the delivery of professional services and, accordingly, our success depends upon the efforts, abilities, business generation capabilities and project execution of our executive officers and key consultants. Our success is also dependent upon the managerial, operational, marketing, and administrative skills of our executive officers. The loss of any executive officer, business unit manager or key consultant or group of consultants, or the failure of these individuals to generate business or otherwise perform at or above expectations, could result in a loss of customers or revenues or increases in expenses, any of which could harm our financial performance.

Our business could be materially adversely affected as a result of the risks associated with strategic alliances.

We have strategic alliances, such as our strategic alliance with Elutions, and we may enter into or develop strategic alliances in the future in order to expand our reach into markets. There can be no assurance that we will be successful in our ongoing strategic alliances or that we will be able to find suitable business relationships as we develop new products, services or strategies. The success of these alliances depends on various factors over which we may have limited or no control and requires ongoing and effective cooperation with our strategic partners. Strategic alliances are inherently subject to significant risks that could materially and adversely affect our business, financial condition and operating results. In addition, there can be no assurance that companies with which we have strategic alliances, certain of which may have substantially greater financial, marketing or technological resources than us, will not develop or market products in competition with us in the future, discontinue their alliances with us or form alliances with our competitors.

We depend on subcontractors or the third parties with whom we partner for certain projects and service offerings. If these parties fail to satisfy their obligations to us or we are unable to maintain these relationships, our financial performance and business prospects could be adversely affected.

Certain of our projects and service offerings require that we utilize subcontractors or that our services and solutions integrate with the software, systems, or infrastructure requirements of other vendors and service providers. Our ability to serve our clients and deliver and implement our solutions in a timely manner depends on our ability to retain and maintain relationships with subcontractors, vendors, and service providers and the ability of these subcontractors, vendors, and service providers to meet their obligations in a timely manner, as well as on our effective oversight of their performance. There is a risk that we may have disputes with our subcontractors arising from, among other things, the quality and timeliness of work performed by the subcontractors or customer concerns about the subcontractors. Disputes with subcontractors could lead to litigation. Adverse judgments or settlements in legal disputes may result in significant monetary damages or injunctive relief against us. In addition, if any of our subcontractors fails to perform on a timely basis the agreed-upon services, our ability to fulfill our obligations as a prime contractor may be jeopardized. Subcontractor performance deficiencies could result in the termination of our contract for default. A termination for default could expose us to liability for damages and have an adverse effect on our financial performance and our ability to compete for future contracts.

We previously classified a large number of service providers and subcontractors as independent contractors for tax and employment law purposes. If these firms or personnel were to be reclassified as employees, we could be subject to back taxes, interest, penalties and other legal claims.

We previously provided a significant percentage of consulting services through independent contractors and, therefore, did not pay federal or state employment taxes or withhold income taxes for such persons. We generally did not include these independent contractors in our benefit plans. In the future, the Internal Revenue Service, or state authorities may challenge the status of consultants as independent contractors. Independent contractors may also initiate proceedings to seek reclassification as employees under state law. In either case, if persons engaged by us as independent contractors were determined to be employees by the Internal Revenue Service, any state taxation department, or a court, we could become liable for amounts required to be paid or withheld in prior periods along with interest and penalties. In addition, we could be required to include such contractors in benefit plans retroactively and going forward.

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

We may not be able to use some or all of our net operating loss carry-forwards to offset future income.

We have net operating loss carryforwards due to prior period losses, which if not utilized will begin to expire at various times over the next 20 years. If we continue to report net operating losses for financial reporting in either our domestic or international operations, no additional tax benefit would be recognized for those losses, since we will not have accumulated enough positive evidence to support our ability to utilize the net operating loss carry-forwards in the future. If we are unable to generate sufficient taxable income to utilize our net operating loss carryforwards, these carryforwards could expire unused and be unavailable to offset future income tax liabilities.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an "ownership change" (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period) is subject to limitation on its ability to utilize its pre-change net operating loss carry-forwards, or net operating losses, to offset future taxable income. Future changes in our stock ownership, which may be outside of our control, may trigger an ownership change, as may future equity offerings or acquisitions that have equity as a component of the purchase price. If an ownership change has occurred or does occur in the future, our ability to utilize our net operating losses to offset income if we attain profitability may be limited.

Risks Related to Our Common Stock

The possible issuance of common stock subject to options and warrants may dilute the interest of stockholders.

We granted warrants to purchase a total of 4,396,544 shares of our common stock under the Tracking Warrant and the Incentive Warrant (each as defined below) issued to Elutions in connection with our strategic relationship with them, as more fully described in Note 3, Strategic Alliance and Investment by Elutions, Inc., in the Notes to the Consolidated Financial Statements included in Item 8 “Consolidated Financial Statements” of this report. In addition, the warrants include economic anti-dilution provisions, which provide that if we issue shares of common stock in the future below market price in certain transactions, the number of shares of common stock that could be acquired by Elutions may increase, further diluting the ownership interests and voting rights of our other stockholders.

The warrants also permit Elutions (subject to certain exceptions) to purchase shares in future equity offerings made by us on a pro rata basis to all stockholders, and our Investment Agreement with Elutions grants it preemptive rights with respect to certain other equity issuances by us. Although the purchase rights provisions in the warrants and preemptive rights provisions in the Investment Agreement are intended to allow Elutions to maintain its potential ownership percentage, such provisions may cause Elutions' ownership percentage to increase if other stockholders do not exercise their purchase rights in a rights offering that triggers the purchase rights under the warrants or if we do not sell all of the remaining shares in an offering for which Elutions was granted preemptive rights under the Investment Agreement, subject to certain limits on Elutions' percentage ownership of our common stock, as described below.

In addition, our agreement with Elutions requires us to negotiate in good faith with Elutions for the purchase by Elutions of additional shares of our common stock equal to 6.5% of outstanding shares from us or in open market purchases if Elutions then owns or is vested with the right to acquire 38.5% of the shares of our common stock then outstanding, subject to any applicable stockholder approval requirements. These additional issuances would substantially dilute the ownership interests and voting rights of our other stockholders.

The market price of our common stock is volatile, and investors may experience investment losses.

Our stock price is volatile and could decline or fluctuate in response to a variety of factors, including:

•	any failure to achieve sustained profitable operations and positive cash flow;
•	any adverse changes in our liquidity;
•	variations in quarterly operating results;
•	announcements of technological innovations that could render our talent outdated;
•	market perceptions of and future trends in the sector in which we operate;
•	future acquisitions or strategic alliances by us or others in the industry;
•	failure to achieve financial analysts' or our own estimates of revenues or operating results;
•	our relatively small public float and the relatively low volume at which our stock trades;
•	changes in estimates of performance or recommendations by financial analysts;
•	any future reduction in our revenues; and
•	any future adverse market conditions in the communications industry or the economy as a whole.

In addition, the stock market itself experiences significant price and volume fluctuations. These fluctuations particularly affect the market prices of the securities of many technology and communications companies. These broad market fluctuations could harm the market price of our common stock. Our market capitalization may also discourage analysts and investors from following us. Because of our limited public float, our stock price can be susceptible to significant fluctuations based upon a comparatively low trading volume. Additionally, due to the limited public float of our common stock, investors may find their investment illiquid, and suffer losses.

The largest beneficial owner of our common stock may have substantial influence over us.

In connection with the entering into our strategic relationship with Elutions, as more fully described in Note 3, Strategic Alliance and Investment by Elutions, Inc., in the Notes to the Consolidated Financial Statements included in Item 8 “Consolidated Financial Statements” of this report., we issued to Elutions 609,756 shares of our common stock and a Tracking Warrant to purchase 996,544 shares of our common stock. These issuances, together, represent approximately 16.2% of our outstanding shares of common stock on a fully diluted basis after such potential issuance under the Tracking Warrant, based on the shares of common stock outstanding as of January 2, 2016. In addition, together with the Incentive Warrant, the total potential ownership amount of Elutions would represent approximately 37.7% of our issued and outstanding shares of common stock on a fully diluted basis after such potential issuances under the Warrants, based on the shares of common stock outstanding as of January 2, 2016. Accordingly, Elutions is the largest beneficial owner of our shares of common stock and has substantial current and potential future influence over all matters submitted to the stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets).

In addition, Elutions has certain rights under the Investment Agreement in connection with its investment in Cartesian. We agreed to certain affirmative and negative covenants in the Investment Agreement with respect to the promissory note issued in the transaction with Elutions. Also, as further described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources", Elutions has certain rights of first offer in connection with debt financing by us and has certain preemptive rights in connection with equity issuances by us, subject in each case to certain exceptions. In addition, we and our subsidiaries may not, without the prior written consent of Elutions, issue options, warrants or similar rights or convertible securities, other than with respect to certain excluded issuances.

There can be no assurance that Elutions' interests will not be adverse to the interests of our other stockholders. This concentration of ownership of our shares of common stock and other rights may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, any of which could be beneficial to our stockholders. Elutions, or other persons who control a substantial percentage of our common stock, including members of our Board of Directors, may experience conflicts between their own interests or the interests of their investors and the interests of our public stockholders.

We may seek to raise additional funds in the future, which may be dilutive to stockholders or impose operational restrictions.

We may seek to obtain new debt or equity financing in the future to support our operations or complete acquisitions. There can be no assurances any such capital would be available to us on acceptable terms. Any additional equity financing, if available, may be dilutive to our stockholders and debt financing, if available, may involve restrictive covenants, which may limit our operating flexibility. If additional funds are raised through the issuance of equity securities, our stockholders may experience dilution in the voting power or net book value per share of their stock. Any additional equity securities could also have rights, preferences and privileges senior to those of our common stock.

We may not satisfy The NASDAQ Global Market's requirements for continued listing. If we cannot satisfy these requirements, NASDAQ could delist our common stock.

Our common stock is listed on The NASDAQ Global Market. To continue to be listed on NASDAQ, we are required to satisfy a number of conditions. We cannot assure you that we will be able to satisfy the NASDAQ listing requirements in the future. If we are delisted from NASDAQ, trading in our shares of common stock may be conducted, if available, on the "OTC Bulletin Board Service" or, if available, via another market. In the event of such delisting, an investor would likely find it significantly more difficult to dispose of, or to obtain accurate quotations as to the value of the shares of our common stock, and our ability to raise future capital through the sale of the shares of our common stock or other securities convertible into or exercisable for our common stock could be severely limited.

Anti-takeover provisions, our right to issue preferred stock and our agreements with Elutions could make a third party acquisition difficult.

Our Certificate of Incorporation, Bylaws, Rights Agreement and anti-takeover provisions of Delaware law could make it more difficult for a third party to acquire control of our Company. The anti-takeover provisions, in addition to our relatively small public float, could make it more difficult for a third party to acquire us, even if such transactions were in the best interest of our stockholders.

Elutions' rights under the Investment Agreement (including Elutions' right to require us to assign to Elutions certain customer contracts obtained jointly with Elutions if a competitor acquires control of us and Elutions' right of first offer to loan funds to us in the future if we intend to incur or assume certain indebtedness, subject to certain exceptions), could make it more difficult and expensive for a third party to pursue an acquisition of us. In addition, in the event of a change of control of us, any shares subject to the Incentive Warrant that are "locked in" at the time of the change of control, i.e. a client contract or client statement of work has been signed, shall immediately vest. By potentially discouraging initiation of any such unsolicited takeover attempts or acquisition proposals, Elutions' increased ownership position and other rights may limit the opportunity for our stockholders to dispose of their shares at the higher price generally available in takeover attempts or acquisition proposals.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our principal executive offices are located in a 10,400 square foot facility in Overland Park, Kansas. This facility houses the corporate and administrative offices and is under a lease which expires in August 2018. In addition to the executive office, we also lease the following facilities which are primarily utilized by management and consulting personnel.

Location	Sq. Feet	Lease Expiration
McLean, Virginia	4,881	July 2019(1)
Boston, Massachusetts	11,763	October 2021
Somerset, New Jersey	2,910	May 2017
Philadelphia, Pennsylvania	1,947	June 2017
London, England	11,825	November 2015(2)
Paris, France	1,238	May 2022

(1)	The Company is actively seeking a sublease tenant for this location.
(2)	This lease expired in November 2015 but is protected by the Landlord & Tenant Act of 1954 which provides the Company with the right to extend the lease. Required notice has been served by the Company to the landlord and renewal terms are being negotiated. Negotiations can continue until May 2016 or after, if agreed upon by both parties to the lease.

We had two separate sublease agreements with two unrelated third parties on a combined total of 3,885 square feet of office space in the London property which expired in October 2015.

ITEM 3.	LEGAL PROCEEDINGS

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

Our Common Stock is quoted on the NASDAQ Stock Market under the symbol CRTN. The high and low price per share for the Common Stock for the fiscal years ended January 2, 2016 and January 3, 2015, by quarter were as follows:

	High	Low
First quarter, fiscal year 2015	$4.45	$3.09
Second quarter, fiscal year 2015	$4.40	$3.15
Third quarter, fiscal year 2015	$3.50	$2.02
Fourth quarter, fiscal year 2015	$2.62	$2.07

	High	Low
First quarter, fiscal year 2014	$5.02	$2.66
Second quarter, fiscal year 2014	$4.45	$3.80
Third quarter, fiscal year 2014	$4.65	$3.38
Fourth quarter, fiscal year 2014	$4.49	$3.37

The above information reflects inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

As of March 18, 2016, there were approximately 33 holders of record of our Common Stock.

Holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available. To date, we have not paid any cash dividends on our Common Stock and do not expect to declare or pay any cash or other dividends in the foreseeable future.

During the fiscal year ended January 2, 2016, we did not sell any unregistered equity securities, except as previously disclosed in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

(c) ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about purchases by the Company (and its affiliated purchasers) during the quarter ended January 2, 2016, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

	Purchases of Equity Securities
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

October 4, 2015 through October 31, 2015	5,200		$2.42	5,200	$1,955,250
November 1, 2015 through November 28, 2015	103,049	(1)	$4.24	13,013	$1,923,100
November 29, 2015 through January 2, 2016	33,901		$2.46	33,901	$1,838,100

(1)	Includes 90,036 shares repurchased for $4.50 per share pursuant to a put option issued to a former executive. See Note 5, Share-Based Compensation, in the Notes to the Consolidated Financial Statements included in Item 8, “Consolidated Financial Statements”, of this report.

(2)	On February 27, 2014, the Company announced that its Board of Directors had approved a common stock repurchase program under which the Company may repurchase up to $2 million of Company common stock through June 30, 2015. On June 3, 2015, the Company’s Board of Directors authorized an amendment to the Company’s previously announced stock repurchase program to extend the program through June 30, 2016. Under the program, repurchases may be made by the Company from time to time in the open market or through privately negotiated transactions depending on market conditions, share price and other factors. The stock repurchase program may be modified or discontinued at any time by the Board of Directors. See Note 14, Common Stock Repurchase Program in the Notes to the Consolidated Financial Statements included in Item 8, “Consolidated Financial Statements”, of this report.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K. Statements included in this discussion that are not statements of current or historical information may constitute forward-looking statements. Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements of assumptions underlying such statements, and statements of the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future. Forward-looking statements can often be identified by the use of forward-looking terminology, such as "will be," "should," "could," "plan," "estimate," "intend," "continue," "believe," "may," "expect," "hope," "anticipate," "goal" or "forecast," variations thereof or similar expressions. Certain risks and uncertainties could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause a difference include, but are not limited to, our ability to successfully implement the strategic relationship with Elutions, conditions in the industry sectors that we serve, including the slowing of client decisions on proposals and project opportunities along with scope reduction of existing projects, overall economic and business conditions, including business and economic conditions in the countries in which we operate, our ability to retain the limited number of large clients that constitute a major portion of our revenues, our ability to protect client or Cartesian data or information systems from security breaches and cyber-attacks, technological advances and competitive factors in the markets in which we compete, volatility in foreign exchange rates and the factors described in “Risk Factors” in Item 1A of this report. Other factors that we have not identified in this document could also have this effect. All forward-looking statements made in this Annual Report on Form 10-K are made as of the date hereof. We will not necessarily update the information in this Annual Report on Form 10-K if any forward-looking statement later turns out to be inaccurate.

We report our financial data on a 52/53-week fiscal year for reporting purposes. Fiscal year 2015 was composed of 52 weeks while fiscal year 2014 was composed of 53 weeks. For further discussion of our fiscal year-end, see Item 8, "Consolidated Financial Statements," Note 1, "Organization and Summary of Significant Accounting Policies," of the Notes to the Consolidated Financial Statements contained herein.

OVERVIEW

Included in Item 1, "Business" is discussion that includes a general overview of our Business, Market Overview, Business Strategy, Services and Competition. The purpose of this executive overview is to complement the discussion of the Business from Item 1.

Cartesian is among the leading providers of consulting services and managed solutions to the global leaders in the communications, digital media, and technology sectors. We offer a portfolio of strategy, management, marketing, operational, and technology consulting services. We have consulting experience with almost all major aspects of managing a global communications company. Our portfolio of solutions includes proprietary methodologies and toolsets, deep industry experience, and hands-on operational expertise.

Our global investments in targeting the cable industry have positioned our business to better serve consolidating telecommunications carriers and the converging global media and entertainment companies. The convergence of communications with media and entertainment, the pace of technological change in the sector, and the consolidation of large telecommunications carriers have required us to focus our strategy on serving our clients in both North America and European markets, continuing to expand our offerings with software and strengthening our position within the large carriers and media and entertainment companies. Subject to the effects of cyclical economic conditions, our efforts are helping us build what we believe is a more sustainable revenue model over the long-term, which will enable us to expand our global presence. We continue to focus our efforts on identifying, adapting to and capitalizing on the changing dynamics prevalent in the converging communications, media and entertainment industries, as well as providing our wireless and IP services within the communications sector.

On July 22, 2015, we entered into a Share Purchase Agreement (the “Purchase Agreement”) and completed the acquisition of all of the outstanding shares of capital stock of Farncombe France SARL and Farncombe Technology Limited (collectively, the “Farncombe Entities”). The Farncombe Entities operate primarily in the U.K. and Europe and are in the business of providing strategic consultancy, content security, testing and implementation services for broadcast and broadband internet digital television. The leaders and consultants of the Farncombe Entities are known experts in video, digital rights, content and security across multiple platforms, including broadcast, mobile and broadband networks. In addition to serving a complementary client base, the Farncombe Entities position Cartesian to support the growing digital TV needs of communications service providers. We currently expect the acquisition to provide cross-selling and upselling opportunities across our combined customer base, particularly in strategy and analytics. The global payTV market exceeds more than $250 billion annually and continues to grow steadily. Convergence of content across digital media platforms is increasingly important in markets across the globe. Ensuring a high quality, seamless viewing experience along with the security of content is a requirement to compete effectively. Farncombe’s experience in these areas along with Cartesian’s strategic, operational and technical capabilities in serving global service providers strengthens the Company’s ability to support convergence and quad play offerings in this growing market.

Strategic alliance partnerships are an element of our strategy. In 2014, we entered into a strategic alliance and Investment Agreement with Elutions, Inc. (“Elutions”), a provider of operational business intelligence solutions. With regard to the commercial relationship, Elutions is a provider of smart building and smart asset management solutions for energy management. Elutions uniquely combines technology and expertise to enable a machine-to-machine automated control and optimization of commercial and technical sites in a manner that can deliver significant energy savings with existing building infrastructure by optimizing use. Elutions’ end-to-end solution includes web-enabled application software, wireless and wireline networking hardware, energy management bureau services and engineering and integration services. In the communications sector that we primarily serve, energy consumption is a large and often sub-optimized component of operating costs and an area that continues to escalate as service providers invest in areas like datacenters. In the partnership with Elutions, Cartesian may provide: lead generation to Elutions; sales and marketing support, program management and potentially prime certain transactions with our clients.

Our financial results are affected by macroeconomic conditions, industry conditions, credit market conditions, and the overall level of business confidence. Economic volatility has continued to impact our customer base and has resulted in continued higher levels of unemployment in certain markets, which may have impacted financial results of our customers.

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

Revenues are driven by the ability of our team to secure new project contracts and deliver those projects in a way that adds value to our clients in terms of return on investment or assisting clients to address a need or implement change. Our sales strategy focuses on building long-term relationships with both new and existing clients. Strategic alliances with other companies are also used to sell services. The volume of work performed for specific clients may vary from period to period and a major client from one period may not use our services or the same volume of services in another period. In addition, clients generally may end their engagements with little or no penalty or notice. If a client consulting engagement ends earlier than expected, we must re-deploy professional service personnel as any resulting non-billable time could harm margins.

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

We are subject to a number of significant risks in the operation of our business, including operational, strategic, financial and regulatory risks. These include risks related to legal compliance, financial performance and condition, liquidity, concentration of credit, protection of our information technology networks and systems and intellectual property, counterparty credit and performance risk and other risks. Our Board of Directors has delegated to the Audit Committee, consisting solely of independent directors, the responsibility to oversee the assessment and management of the Company’s risks, including reviewing management’s risk assessment and risk management policies and procedures and steps management has taken to control material risk exposures. The Audit Committee is authorized to identify and discuss with management, the Board of Directors and the independent auditors the material risks faced by our business or which could impact our financial condition or performance, evaluate how those risks are managed and the quality and adequacy of our reporting with regard to them. Although we have processes and procedures to attempt to mitigate many of the risks that we face, there can be no assurance that such processes or procedures will be successful. For a discussion of certain risks relating to the Company, see Item 1A, "Risk Factors" and Part I, "Cautionary Statement Regarding Forward-Looking Information."

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are summarized in Note 1, “Organization and Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements included in Item 8 "Consolidated Financial Statements" of this report.

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

Impairment of Goodwill and Long-lived Assets - As of January 2, 2016, we had $11.0 million in goodwill, which is subject to periodic review for impairment. FASB ASC 350 "Intangibles-Goodwill and Other" requires an evaluation of indefinite-lived intangible assets and goodwill annually and whenever events or circumstances indicate that such assets may be impaired. We evaluate goodwill for impairment on an annual basis on the last day of the first fiscal month of the fourth fiscal quarter and whenever events or circumstances indicate that these assets may be impaired. The annual impairment test for fiscal year 2015 was performed as of October 31, 2015. The first step of a goodwill impairment test is to compare the fair value of a reporting unit to its carrying value, including goodwill. The second step of the test, if necessary, compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill. The evaluation is conducted at the reporting unit level. As of January 2, 2016, we had approximately $3.9 million and $7.1 million in goodwill allocated to the North America and EMEA reporting units, respectively.

Fair value of our reporting units is determined using a combination of the income approach and the market approach. The income approach uses a reporting unit's projection of estimated cash flows discounted using a weighted-average cost of capital analysis that reflects current market conditions. We also consider the market approach to valuing our reporting units utilizing revenue and EBITDA multiples. We compare the results of our overall enterprise valuation as determined by the combination of the two approaches to our market capitalization. As of the date of the annual impairment test for fiscal year 2015, the fair values of our North America and EMEA reporting units exceeded their carrying value and management concluded that there was no impairment of goodwill during fiscal year 2015.

The following describes the significant management judgments related to these approaches:

•	Anticipated future cash flows and terminal value for each reporting unit - The income approach to determining fair value relies on the timing and estimates of future cash flows, including an estimate of terminal value. The projections use management's estimates of economic and market conditions over the projected period including growth rates in revenues and estimates of expected changes in operating margins. Our projections of future cash flows are subject to change as actual results are achieved that differ from those anticipated. Because management frequently updates its projections, we would expect to identify on a timely basis any significant differences between actual results and recent estimates.

•	Selection of an appropriate discount rate - The income approach requires the selection of an appropriate discount rate, which is based on a weighted average cost of capital analysis. The discount rate is affected by changes in short-term interest rates and long-term yields as well as variances in the typical capital structure of marketplace participants. The discount rate is determined based on assumptions that would be used by marketplace participants, and for that reason, the capital structure of selected marketplace participants was used in the weighted average cost of capital analysis. It is possible that the discount rate can fluctuate from period to period.

•	Selection of an appropriate multiple - The market approach requires the selection of an appropriate multiple to apply to revenues or EBITDA based on comparable guideline companies or transaction multiples. It is often difficult to identify companies or transactions with a similar profile in regards to revenue, geographic operations, risk profile and other factors.

Identifiable intangible assets, resulting from the acquisition of the Farncombe Entities, consist of customer relationships, agreements not to compete, and a trade name. We amortize the identifiable intangible assets over their estimated economic benefit period, from six months to four and one-half years. In accordance with FASB ASC 360, "Property, Plant and Equipment," we use our best estimates based upon reasonable and supportable assumptions and projections to review for impairment of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of our assets might not be recoverable. If we were to determine that events and circumstances warrant a change to the estimate of an identifiable intangible asset's remaining useful life, then the remaining carrying amount of the identifiable intangible asset would be amortized prospectively over that revised remaining useful life. Additionally, information resulting from other events and circumstances may indicate that the carrying value of one or more identifiable intangible assets is not recoverable which would result in recognition of an impairment charge.

A change in the estimate of the remaining life of one or more identifiable intangible assets or the impairment of one or more identifiable intangible assets could have a material impact on our results of operations and financial condition. Our identifiable intangible assets' carrying value, net of amortization, was approximately $1.0 million as of January 2, 2016.

Revenue Recognition - We recognize revenues from time and materials consulting contracts in the period in which our services are performed. We recognized $26.8 million and $17.6 million in revenues from time and materials contracts during fiscal years 2015 and 2014, respectively. In addition to time and materials contracts, our other types of contracts include fixed fee contracts. We recognize revenues on milestone or deliverables-based fixed fee contracts and time and materials contracts not to exceed contract price using the percentage of completion-like method described by FASB ASC 605-35, "Revenue Recognition - Construction-Type and Production-Type Contracts". For fixed fee contracts where services are not based on providing deliverables or achieving milestones, we recognize revenues on a straight-line basis over the period during which such services are expected to be performed. During fiscal years 2015 and 2014, we recognized $51.0 million and $54.1 million, respectively, in revenues on fixed fee contracts. In connection with some fixed fee contracts, we receive payments from customers that exceed recognized revenues. We record the excess of receipts from customers over recognized revenue as deferred revenue. Deferred revenue is classified as a current liability to the extent it is expected to be earned within twelve months from the date of the balance sheet.

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

We also develop, install and support customer software in addition to our traditional consulting services. Although there was no revenue recognized related to software sales agreements for fiscal years 2015 or 2014, we also provide post-contract support ("PCS") services, including technical support and maintenance services as well as other professional services not essential to the functionality of the software. For those contracts that include PCS service arrangements which are not essential to the functionality of the software solution, we separate the FASB ASC 605-35 software services and PCS services utilizing the multiple-element arrangement model prescribed by FASB ASC 605-25, "Revenue Recognition - Multiple-Element Arrangements ". FASB ASC 605-25 addresses the accounting treatment for an arrangement to provide the delivery or performance of multiple products and/or services where the delivery of a product or system or performance of services may occur at different points in time or over different periods of time. We utilize FASB ASC 605-25 to separate the PCS service elements and allocate total contract consideration to the contract elements based on the relative fair value of those elements utilizing PCS renewal terms as evidence of fair value. Revenues from PCS services are recognized ratably on a straight-line basis over the term of the support and maintenance agreement.

Fair Value Measurement - We utilize the methods of fair value measurement as described in FASB ASC 820, “Fair Value Measurements” to value our financial assets and liabilities including the financial instruments issued in the transaction described in Note 3, Strategic Alliance and Investment by Elutions, Inc. and the contingent consideration liability described in Note 2, Acquisition, in the Notes to the Consolidated Financial Statements, included in Item 8, "Consolidated Financial Statements”, of this report. As defined in FASB ASC 820, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, FASB ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

Accounting for Income Taxes - Accounting for income taxes requires significant estimates and judgments on the part of management. Such estimates and judgments include, but are not limited to, the effective tax rate anticipated to apply to tax differences that are expected to reverse in the future, the sufficiency of taxable income in future periods to realize the benefits of net deferred tax assets and net operating losses currently recorded and the likelihood that tax positions taken in tax returns will be sustained on audit. We account for income taxes in accordance with FASB ASC 740 "Income Taxes." As required by FASB ASC 740, we record deferred tax assets or liabilities based on differences between financial reporting and tax basis of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. FASB ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of January 2, 2016, cumulative valuation allowances in the amount of $34.1 million were recorded in connection with domestic net deferred income tax assets.

The determination of recording and releasing valuations allowances against deferred tax assets is made, in part, pursuant to our assessment as to whether it is more likely than not that we will generate sufficient future taxable income against which benefits of the deferred tax assets may or may not be realized. Significant judgment is required in making estimates regarding our ability to generate income in future periods. We continued to maintain full valuation allowances on our domestic deferred tax assets. During fiscal 2014, we determined that it was appropriate to release the valuation allowance reserves against our international deferred tax assets due to the sustained positive operating performance of our U.K. operations and the availability of expected future taxable income. We achieved a cumulative three-year positive pre-tax book income position within our U.K. operations. We also considered forecasts of future operating results and utilization of our U.K. net operating losses, which do not expire. As a result, we recorded a $1.8 million reversal of our deferred tax asset valuation allowance reserves in the second quarter of fiscal 2014 after determining it was more likely than not that our international deferred tax assets would be realized.

As required by FASB ASC 740, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the guidance. Pursuant to FASB ASC 740, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As of January 2, 2016, we have no recorded liability for unrecognized tax benefits.

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

Research and Development and Software Development Costs - Software development costs are accounted for in accordance with FASB ASC 985-20, “Software - Costs of Software to Be Sold, Leased, or Marketed” and FASB ASC 350-40, “Intangibles - Goodwill and Other - Internal-Use Software.” Capitalization of software development costs for products that can be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. We capitalize development costs incurred during the period between the establishment of technological feasibility and the release of the final product to customers if such costs are material. In addition, we capitalize software development costs for internal use software that we do not intend to market to third parties but use to deliver services. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, the date technological feasibility is reached, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. During fiscal years 2015 and 2014, approximately $0.8 million and $1.0 million, respectively, of these costs were expensed as incurred. During fiscal years 2015 and 2014, $0.6 million and $0.5 million, respectively, of internal use software development costs were capitalized.

Inventory – In accordance with the provisions of FASB ASC 330, “Inventory,” the Company’s inventory is stated at the lower of cost, using the first-in, first-out (FIFO) method, or fair value. As of January 2, 2016 and January 3, 2015, the Company had $0.6 million and $3.0 million in inventory, respectively, all of which was finished goods. All of the inventory was purchased in July 2014 from Elutions, Inc. (“Elutions”), which owns more than five percent of the outstanding shares of common stock of the Company. As of January 2, 2016, the Company has not sold or licensed any of the initial inventory acquired from Elutions and has not acquired any additional inventory from Elutions. ASC 330 requires inventory to be recorded at the lower of cost basis or market. As a result of the evaluation of lower of cost or market, the Company recorded an impairment of its inventory value of $2.1 million during the fourth quarter of fiscal 2015. Also, during the second quarter of fiscal 2015 the Company recorded an inventory adjustment of $0.3 million in Cost of Services related to a provision in the general framework agreement between the Company and Elutions (see Note 3, Strategic Alliance and Investment by Elutions, Inc.), that states if the Company had not sold 75% of such inventory acquired from Elutions within one year after acquisition, Elutions is required upon request of the Company to source its requirements for future projects in the U.S. or U.K. from such inventory subject to a 10% discount against the Company’s purchase price until the Company has exhausted such inventory. In fiscal 2015, the Company requested that Elutions source its requirements for future projects from the inventory that was acquired by the Company from Elutions in July 2014. Management expects to continue to work with Elutions to utilize the inventory but changes in management’s expectations in future periods as the matter is resolved could further impact the net realizable value of the inventory.

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

For stock options containing a market condition, the market conditions are required to be considered when calculating the grant date fair value. FASB ASC 718 requires us to select a valuation technique that best fits the circumstances of an award. In order to reflect the substantive characteristics of the market condition option award, a Monte Carlo simulation valuation model is used to calculate the grant date fair value of such stock options. Monte Carlo approaches are a class of computational algorithms that rely on repeated random sampling to compute their results. This approach allows the calculation of the value of such stock options based on a large number of possible stock price path scenarios. Expense for the market condition stock options is recognized over the derived service period as determined through the Monte Carlo simulation model. See Note 5, Share-Based Compensation in the Notes to the Consolidated Financial Statements, included in Item 8, "Consolidated Financial Statements”, of this report.

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

For non-vested, service-based stock awards, compensation is recognized based on achievement of service conditions alone. The fair value of the awards is determined based on the market value of the underlying stock at the grant date. Expense for the awards ultimately expected to vest is recognized on a graded vesting schedule over the vesting period. See Note 5, Share-Based Compensation, in the Notes to the Consolidated Financial Statements included in Item 8, “Consolidated Financial Statements”, of this report.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1, Organization and Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements included in Item 8, “Consolidated Financial Statements”, of this report.

RESULTS OF OPERATIONS

FISCAL 2015 COMPARED TO FISCAL 2014

REVENUES

Revenues increased $6.7 million, or 9.3%, to $78.3 million for fiscal year 2015 from $71.7 million for fiscal year 2014. The increase in revenues was primarily due to revenues from the Farncombe Entities acquired in July 2015, which contributed $6.3 million in revenues during fiscal 2015. Excluding the Farncombe Entities, revenues in fiscal 2015 increased $0.3 million as compared to fiscal 2014. Our international revenues were approximately 55.9% of total revenues for fiscal 2015 as compared to 52.4% for fiscal 2014.

North America Segment - North America segment revenues decreased $0.7 million, or 1.8%, to $34.0 million for fiscal year 2015 from $34.7 million for fiscal year 2014. The decline in revenues was primarily due to a reduction in demand for strategic consulting. During fiscal year 2015, this segment provided services on 136 customer projects, compared to 151 projects performed in fiscal year 2014. Average revenue per project was $250,000 and $230,000 for fiscal years 2015 and 2014, respectively. Revenues recognized in connection with fixed price engagements totaled $28.0 million and $26.7 million, representing 82.3% and 76.9% of total revenues of the segment, for the fiscal years 2015 and 2014, respectively.

EMEA Segment - EMEA segment revenues increased 18.6% to $43.8 million for fiscal year 2015 from $37.0 million for fiscal year 2014. Revenues from the Farncombe Entities accounted for $6.3 million of the increase. Excluding the Farncombe Entities, revenues increased $0.5 million, including the impact of a $3.1 million unfavorable change in foreign currency translation rates. The increase in revenues, excluding the Farncombe Entities, was primarily due to consulting engagements at a Tier 1 media and telecommunications client. Excluding the Farncombe Entities, during fiscal 2015 and 2014, this segment provided services on 359 and 307 customer projects, respectively. Average revenue per project was approximately $102,000 and $117,000 for fiscal years 2015 and 2014, respectively. Revenues from post-contract software related support services were approximately $0.9 million and $1.2 million for fiscal years 2015 and 2014, respectively. Revenues from post-contract software related support services declined in the current period from the prior fiscal year primarily due to a negotiated reduction in fiscal 2014 for support services at a Tier 1 media and telecommunications client.

Strategic Alliances Segment - Strategic Alliances segment revenues were $0.5 million for fiscal 2015 while revenues for fiscal 2014 were immaterial.

COST OF SERVICES

Cost of services increased 16.7% to $52.6 million for fiscal year 2015 compared to $45.1 million for fiscal year 2014. Approximately $2.4 million of the increase was related to the inventory impairment in fiscal year 2015. See Note 1, Organization and Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements, included in Item 8, "Consolidated Financial Statements”, of this report. The Farncombe Entities accounted for $4.2 million of the increase. Excluding the Farncombe Entities, costs of services increased by $3.4 million, primarily due to $2.4 million of inventory impairment in fiscal 2015. Our gross margin was 32.8% for fiscal year 2015, compared to 37.1% for fiscal year 2014. Excluding the inventory impairment, gross margin for fiscal 2015 would have been 35.9%.

North America Segment - Cost of services in the North America segment during fiscal 2015 and 2014 were $20.5 million and $20.1 million, respectively. Our North America segment gross margin was 39.8% for fiscal 2015 compared to 42.1% for fiscal 2014. The decline in gross margin rate was primarily driven by lower revenues, mix of projects and utilization rates.

EMEA Segment - Cost of services in the EMEA segment were $29.1 million and $24.4 million during fiscal years 2015 and 2014, respectively. Gross margin was 33.7% and 34.0% for fiscal 2015 and fiscal 2014, respectively. The Farncombe Entities accounted for $4.2 million of the increase.

Strategic Alliances Segment - Cost of services was $2.7 million for fiscal year 2015 while costs of services during fiscal year 2014 were immaterial. The increase in cost of services was primarily due to expense of $2.4 million related to the inventory impairment in fiscal year 2015. See Note 1, Organization and Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements, included in Item 8, "Consolidated Financial Statements”, of this report. Excluding the impact of the inventory impairment, gross margin for this segment would have been 24.2% in fiscal 2015.

Unallocated costs of services - Unallocated costs of services, such as certain research and development costs, were $0.3 million and $0.6 million for fiscal years 2015 and 2014, respectively.

OPERATING EXPENSES

Selling, general and administrative expenses increased 16.2% to $31.9 million for fiscal year 2015, compared to $27.5 million for fiscal year 2014. As a percentage of revenues, our selling, general and administrative expenses were 40.7% and 38.3% for fiscal years 2015 and 2014, respectively. The Farncombe Entities added $1.5 million in selling, general and administrative expenses for fiscal year 2015. In addition, selling, general and administrative expenses for the 2015 fiscal period included approximately $1.3 million in incremental expenses for lease termination charges, acquisition related expenses and severance and related costs, and also included $0.2 million in intangible asset amortization related to the Farncombe acquisition. Excluding these incremental expenses and the intangible asset amortization, our selling, general and administrative expenses for fiscal 2015 were $30.4 million, or 38.8% as a percentage of revenues, compared to 38.3% for fiscal 2014. The remaining increase in selling, general and administrative expenses was primarily in support of revenue growth and included an increase in salaries and related costs of $0.6 million, an increase in technology related costs of $0.5 million, and an increase of $0.4 million in outside consultants expense.

OTHER INCOME AND EXPENSE

Other expense for fiscal 2015 and 2014 was $0.9 million and $1.7 million, respectively. Other expense for both the 2015 and 2014 fiscal years included interest expense on the promissory note issued to a subsidiary of Elutions. Fiscal 2015 also included $0.6 million of expense related to the change in fair value of the derivative liability embedded in the promissory note whereas this amount for fiscal 2014 was income of $0.2 million. In addition, other expense for fiscal 2014 included $1.6 million of amortization of the promissory note discount. See Note 3, Strategic Alliance and Investment by Elutions, Inc., in the Notes to the Consolidated Financial Statements, included in Item 8, "Consolidated Financial Statements”, of this report.

INCOME TAXES

During fiscal year 2015 we recorded an income tax provision of $0.6 million compared to an income tax benefit of $1.1 million recorded for fiscal year 2014. The income tax provision for fiscal year 2015 was primarily related to pre-tax book income within our U.K. operations as well as deferred taxes recognized on goodwill amortized for income tax purposes but not for financial reporting purposes. The income tax benefit for fiscal 2014 was primarily related to a $1.8 million benefit recognized in connection with the release of the valuation allowance on our international deferred income tax assets partially offset by the generation of taxable income within our U.K. operations and deferred taxes recognized on goodwill amortized for income tax purposes but not for financial reporting purposes. For fiscal years 2015 and 2014, we recorded no income tax benefit related to our domestic pre-tax losses in accordance with the provisions of FASB ASC 740, "Income Taxes", which requires an estimation of our ability to use recorded deferred income tax assets. We currently have recorded a valuation allowance against all domestic deferred income tax assets generated due to uncertainty about their ultimate realization as a result of our history of domestic operating losses. If we continue to report net operating losses for financial reporting purposes in our domestic operations, no additional tax benefit would be recognized for those losses, since we will not have accumulated enough positive evidence to support our ability to utilize the net operating loss carry-forwards in the future.

STATEMENT REGARDING NON-GAAP FINANCIAL MEASUREMENT

In addition to income (loss) from operations on a GAAP basis and net (loss) income and net (loss) income per share on a GAAP basis, our management uses the following non-GAAP financial measures, "Non-GAAP adjusted income (loss) from operations", "non-GAAP adjusted net income (loss)," and “Constant Currency Revenues” in its evaluation of our performance, particularly when comparing performance to the prior fiscal year. These non-GAAP measures contain certain non-GAAP adjustments which are described in the following schedule entitled "Reconciliation of GAAP Net Loss to Non-GAAP Adjusted Net (Loss) Income and GAAP Loss from Operations to Non-GAAP Adjusted (Loss) Income from Operations" and “Reconciliation of Non-GAAP Constant Currency Revenues to GAAP Revenues.” In making these non-GAAP adjustments, we take into account certain non-cash expenses and benefits, including tax effects as applicable, and the impact of certain items that are generally not expected to be on-going in nature or that are unrelated to our core operations. Management believes the exclusion of these items provides a useful basis for evaluating underlying business performance, but should not be considered in isolation and is not in accordance with, or a substitute for, evaluating our performance utilizing GAAP financial information. In calculating fiscal 2015 revenues on a constant currency basis, the Company applied average foreign exchange rates from fiscal 2014 to the Company's fiscal 2015 foreign-denominated revenues. We believe that providing such adjusted results allows investors and other users of our financial statements to better understand our comparative operating performance for the periods presented. Our non-GAAP measures may differ from similar measures by other companies, even if similar terms are used to identify such measures. Although management believes the non-GAAP financial measures are useful in evaluating the performance of our business, we acknowledge that items excluded from such measures have a material impact on our loss from operations and net loss and net loss per share calculated in accordance with GAAP. Therefore, management uses non-GAAP measures in conjunction with GAAP results. Investors and other users of our financial information should also consider the above factors when evaluating our results.

CARTESIAN, INC

RECONCILIATION OF GAAP NET LOSS TO NON-GAAP ADJUSTED NET (LOSS) INCOME AND GAAP LOSS FROM OPERATIONS TO NON-GAAP ADJUSTED (LOSS) INCOME FROM OPERATIONS

(unaudited)

(in thousands, except per share data)

	Fifty-two Weeks Ended	Fifty-three Weeks Ended
	January 2,	January 3,
	2016	2015

Reconciliation of GAAP loss from operations to non-GAAP adjusted income (loss) from operations:

GAAP loss from operations	$(6,206)	$(881)

Depreciation	952	628
Amortization of intangible assets	208	-
Accrued executive severance and related costs	821	1,943
Acquisition-related expenses	697	-
Non-cash share based compensation expense	372	1,057
Inventory impairment	2,375	-
Lease expense for discontinuation of office space	334	-
Fair value adjustment to contingent consideration	255	-
Foreign currency exchange loss on note payable	171	152
Adjustments to GAAP loss from operations	6,185	3,780

Non-GAAP adjusted (loss) income from operations	$(21)	$2,899

Reconciliation of GAAP net loss to non-GAAP adjusted net (loss) income:

GAAP net loss	$(7,691)	$(1,411)

Depreciation	952	628
Amortization of intangible assets	208	-
Accrued executive severance and related costs	821	1,943
Acquisition-related expenses	697	-
Non-cash share based compensation expense	372	1,057
Inventory impairment	2,375	-
Lease expense for discontinuation of office space	334	-
Fair value adjustment to contingent consideration	255	-
Discount on note payable and transaction costs	-	1,610
Change in fair value of derivative liabilities	615	(159)
Foreign currency exchange loss on note payable	171	152
Incentive warrants expense	63	-
Tax effect of applicable non-GAAP adjustments (1)	(42)	13
Adjustments to GAAP net loss	6,821	5,244

Non-GAAP adjusted net (loss) income	$(870)	$3,833

Reconciliation of GAAP net loss per diluted common share to non-GAAP adjusted net (loss) income per diluted common share:

GAAP net loss per diluted common share (2)	$(0.91)	$(0.18)

Depreciation	0.11	0.08
Amortization of intangible assets	0.03	-
Accrued executive severance and related costs	0.10	0.25
Acquisition-related expenses	0.08	-
Non-cash share based compensation expense	0.04	0.13
Inventory impairment	0.28	-
Lease expense for discontinuation of office space	0.04	-
Fair value adjustment to contingent consideration	0.03	-
Discount on note payable and transaction costs	-	0.20
Change in fair value of derivative liabilities	0.07	(0.02)
Foreign currency exchange loss on note payable	0.02	0.02
Incentive warrants expense	0.01	-
Tax effect of applicable non-GAAP adjustments (1)	-	-
Adjustments to GAAP net loss per diluted common share	0.81	0.66

Non-GAAP adjusted net (loss) income per diluted common share	$(0.10)	$0.48

Weighted average shares used in calculation of Non-GAAP adjusted net (loss) income per diluted common share (2)	8,413	8,019

(1)	The Company calculated the tax effect of non-GAAP adjustments by applying an applicable estimated jurisdictional tax rate to each specific non-GAAP item after consideration of the Company's valuation allowance.

(2)	The Company uses weighted average diluted common shares including the dilutive effect of stock options, non-vested shares and warrants in the calculation of GAAP net loss per diluted common share in this reconciliation in order to reconcile to Non-GAAP adjusted net income per diluted common share.

CARTESIAN, INC.

RECONCILIATION OF GAAP REVENUES

TO NON-GAAP CONSTANT CURRENCY REVENUES

(unaudited)

(in thousands, except growth rates)

	Fifty-two Weeks Ended	Fifty-three Weeks Ended
	January 2,	January 3,	Year-Over-Year
	2016	2015	Growth

Non-GAAP Constant Currency Revenues Reconciliation (1),(2)

GAAP revenues, as reported	$78,344	$71,675	9.3%
Foreign currency exchange impact on 2015 revenues using 2014 average rates (2)	3,054
Non-GAAP revenues, at constant currency	$81,398	$71,675	13.6%

(1) Non-GAAP revenues on a constant currency basis are calculated by applying the average foreign exchange rates for the fifty-two weeks ended January 3, 2015 to foreign-denominated revenues in the comparable current year period. The difference between non-GAAP revenues and revenues calculated in accordance with GAAP is shown as "foreign currency exchange impact" in the table above. Non-GAAP constant currency revenue growth (expressed as a percentage) is calculated by determining the increase in non-GAAP constant currency revenues in fiscal 2015 compared to GAAP revenues for the prior fiscal year.

(2) The calculation of the foreign currency exchange impact on our fiscal 2015 revenues is exclusive of the impact of the Farncombe acquisition on July 22, 2015. Revenues for the Farncombe entities are included in our GAAP revenues, as reported from the date of acquisition through January 2, 2016.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal year 2015, our operating activities used cash of $2.7 million. The net cash used by operating activities included a net loss of $7.7 million, partially offset by $5.2 million of non-cash expenses. In addition, changes in working capital accounted for $0.2 million in cash flows from operations. Working capital changes included a decrease in accounts receivable of $0.9 million due to the timing of collections, including accounts receivable transferred under our agreements with third-party financial institutions, a $1.7 million decrease in the accrued severance liability and related costs which were funded during the current year and an increase in other accrued liabilities of $0.8 million.

For fiscal year 2014, net cash used in operating activities was $4.7 million. Cash flows provided by our results of operations after adding back non-cash expenses to our net loss were $0.3 million for fiscal year 2014 while increases in net working capital decreased cash from operating activities by $4.9 million. Changes in net working capital during fiscal year 2014 were primarily due to the purchase of inventory and increases in accounts receivable.

Net cash used in investing activities was $2.7 million and $0.9 million for fiscal years 2015 and 2014, respectively. The 2015 fiscal period includes a $1.7 million use of cash related to the acquisition of the Farncombe Entities which reflects cash paid during fiscal 2015 for the business, net of cash acquired in the acquisition. Fiscal 2015 also included $1.0 million of cash used for the purchase of office equipment, software and computer equipment. The net cash used in investing activities during fiscal year 2014 related exclusively to the purchase of office equipment, software and computer equipment.

Net cash used in financing activities was $0.6 million for fiscal year 2015 while net cash provided by financing activities in fiscal year 2014 was $5.2 million. Net cash used in financing activities during fiscal 2015 related primarily to repurchases of common stock under the share repurchase program and shares repurchased under a put option agreement with a former executive. These cash outflows were partially offset by purchases of stock by employees under the employee stock purchase plan. Cash provided by financing activities during fiscal year 2014 was primarily driven by cash inflows of $5.3 million related to the issuance of a note payable and common stock in connection with the Elutions transaction.

At January 2, 2016, we had approximately $6.9 million in cash and cash equivalents and $9.4 million in net working capital. At January 2, 2016, $3.6 million and $0.7 million of our cash and cash equivalents were denominated in British pounds sterling and Euros, respectively, which we would be able to repatriate, if needed, without any negative U.S. income tax consequences. In March 2016, subsequent to our fiscal year-end, we paid an additional $0.3 million to the former shareholders of the Farncombe Entities with respect to the consideration payable related to net working capital as adjusted pursuant to the Purchase Agreement. See Note 2, Acquisition in the Notes to the Consolidated Financial Statements, included in Item 8, "Consolidated Financial Statements”, of this report. Also in March 2016, the holder of the put option discussed above, notified the Company of his intent to exercise the put option with respect to the remaining shares subject to the put option. See Note 5, Share-Based Compensation, in the Notes to the Consolidated Financial Statements, included in Item 8, "Consolidated Financial Statements”, of this report. We believe we have sufficient cash and cash equivalents to meet anticipated cash and working capital requirements, including anticipated capital expenditures for at least the next 12 months. Furthermore, based on an analysis of our investments classified as cash equivalents, we do not believe that we have any material risk related to the liquidity or valuation of these investments, nor do we believe that we have any material counterparty credit risk related to these investments. Should our cash and cash equivalents prove insufficient, we may need to obtain new debt or equity financing to support our operations or complete acquisitions. If we need to obtain new debt or equity financing to support our operations, to repay indebtedness or to complete acquisitions in the future, we may be unable to obtain debt or equity financing on reasonable terms. In addition, the Investment Agreement we entered into with Elutions contains provisions relating to certain future debt and equity financings by us as described below. We have established a flexible model that enables us to scale operating cost structures more quickly based on market conditions, although there is a lag in time required to scale the business appropriately if revenues are reduced. If we continue to experience negative cash flow, we could experience liquidity challenges in the future.

We have entered into agreements with third-party financial institutions under which we can selectively elect to transfer to the financial institutions accounts receivables with certain of our largest, international customers on a non-recourse basis. These agreements give us optionality to convert outstanding accounts receivable to cash at what we believe is a reasonable discount rate. During fiscal year 2015, $26.8 million in accounts receivable were transferred pursuant to these agreements.

During 2014 we entered into an Investment Agreement with Elutions, a provider of operational business intelligence solutions. Under the Investment Agreement, among other things, we agreed to issue and sell shares of common stock to Elutions and the parties agreed that a subsidiary of Elutions would loan funds to a subsidiary of Cartesian. On March 18, 2014, Cartesian and Elutions completed the closing of the transactions contemplated under the Investment Agreement and our subsidiary, Cartesian Limited, issued a non-convertible promissory note payable to Elutions Capital Ventures S.à r.l, a subsidiary of Elutions, in an aggregate original principal amount of $3.3 million. The promissory note bears interest at the rate of 7.825% per year, payable monthly, and matures on March 18, 2019. The promissory note may be called by the holder at any time. Under the Investment Agreement, Elutions has a right of first offer to loan funds to us if we intend to incur indebtedness and preemptive rights with respect to certain issuances of our equity securities, subject in each case to certain exceptions. In addition, in the event that we incur or assume certain indebtedness with a lender other than Elutions that is senior to or pari passu with the promissory note issued to a subsidiary of Elutions in March 2014, Elutions may require us to purchase the shares of our common stock originally acquired by Elutions at a price based upon then-current market prices. In addition, under the Investment Agreement, we may not, without the prior written consent of Elutions, issue options, warrants or similar rights or convertible securities, other than with respect to certain excluded issuances. See Note 3, Strategic Alliance and Investment by Elutions, Inc., in the Notes to the Consolidated Financial Statements, included in Item 8, "Consolidated Financial Statements”, of this report.

FINANCIAL COMMITMENTS

As described in our discussion of liquidity and capital resources above, and in the Notes to the Consolidated Financial Statements, included in Item 8, "Consolidated Financial Statements”, of this report, on March 18, 2014 our subsidiary, Cartesian Limited, issued a non-convertible promissory note in the amount of $3.3 million as part of the Investment Agreement with Elutions. The promissory note may be called by the holder at any time and may be prepaid by Cartesian Limited after 18 months if the trading price of our common stock exceeds $5.50 per share for a specified period of time and may be prepaid by Cartesian Limited at any time after 30 months. Upon occurrence of an event of default, the Note would bear interest at 9.825% per year and could be declared immediately due and payable.

Also, as described in the Notes to the Consolidated Financial Statements, included in Item 8, "Consolidated Financial Statements”, of this report, in connection with the Company’s approval of the separation from service of the Company’s Chief Executive Officer on June 3, 2015, the Company issued a put option to the former executive which grants him the option and right to sell to the Company up to 112,692 of his shares of the Company’s common stock owned on June 3, 2015 at $4.50 per share. In November 2015, the holder of the put option exercised a portion of the put option and the Company purchased approximately 90,000 shares at $4.50 for a total of approximately $405,000. In March 2016, the holder of the put option discussed above, notified the Company of his intent to exercise the put option with respect to the remaining shares subject to the put option. The put option expired on March 15, 2016.

In connection with the acquisition of the Farncombe Entities as described in the Notes to the Consolidated Financial Statements, included in Item 8, "Consolidated Financial Statements”, of this report, the total purchase price includes earn-out consideration which is potentially payable in cash and/or shares of Company common stock as elected by each Seller in the Share Purchase Agreement. The earn-out consideration that is potentially payable represents 40% of the notional purchase price of the Farncombe Entities and may be up to £719,483 pounds sterling (approximately US$1.1 million based on an exchange rate of £1.000 = US$1.479 as of January 2, 2016) and up to 461,055 shares of Company common stock (approximately £1,024,765 pounds sterling or US$1.5 million based on an exchange rate of £1.000= US$1.479 as of January 2, 2016).

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cartesian, Inc.,

Overland Park, Kansas

We have audited the accompanying consolidated balance sheets of Cartesian, Inc. and subsidiaries (the "Company") as of January 2, 2016 and January 3, 2015, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the 52-week period ended January 2, 2016 and the 53-week period ended January 3, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cartesian, Inc. and subsidiaries as of January 2, 2016 and January 3, 2015, and the results of their operations and their cash flows for the 52-week period ended January 2, 2016 and the 53-week period ended January 3, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri

April 1, 2016

CARTESIAN, INC.

CONSOLIDATED BALANCE SHEETS

	January 2, 2016	January 3, 2015
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,879	$12,999
Receivables:
Accounts receivable – billed and unbilled	16,805	13,671
Less: Allowance for doubtful accounts	(249)	(144)
Net receivables	16,556	13,527
Inventory, net	625	3,000
Prepaid and other current assets	1,754	1,747
Total current assets	25,814	31,273

NONCURRENT ASSETS:
Property and equipment, net	2,511	1,292
Goodwill	11,071	8,015
Intangible assets, net	996	–
Deferred income tax assets	509	1,085
Other noncurrent assets	458	611
Total Assets	$41,359	$42,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$3,253	$1,806
Current borrowings	3,269	3,269
Liability for derivatives	952	337
Accrued payroll, bonuses and related expenses	5,125	3,899
Accrued severance liability and related costs	–	1,694
Deferred revenue	1,551	1,665
Accrued acquisition consideration	327	–
Other accrued liabilities	1,924	986
Total current liabilities	16,401	13,656

NONCURRENT LIABILITIES:
Deferred income tax liabilities	780	722
Deferred revenue	407	330
Contingent consideration liability	2,176	–
Other noncurrent liabilities	952	151
Total noncurrent liabilities	4,315	1,203

COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS' EQUITY:
Common stock:

Voting — $.005 par value, 20,000,000 shares authorized; 9,547,672 (including 654,766 treasury shares) and 9,259,562 (including 472,782 treasury shares) shares issued as of January 2, 2016 and January 3, 2015, respectively; 8,892,906 and 8,786,780 shares outstanding as of January 2, 2016 and January 3, 2015, respectively	49	46
Preferred stock — $.001 par value, 2,000,000 shares authorized; no shares issued or outstanding		–
Additional paid-in capital	184,277	181,829
Accumulated deficit	(153,898)	(146,207)
Treasury stock, at cost	(4,324)	(3,656)
Accumulated other comprehensive income —
Foreign currency translation adjustment	(5,461)	(4,595)

Total stockholders’ equity	20,643	27,417
Total Liabilities and Stockholders’ Equity	$41,359	$42,276

See notes to consolidated financial statements.

CARTESIAN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Fifty-Two Weeks Ended January 2, 2016	Fifty-Three Weeks Ended January 3, 2015
	(in thousands, except share data)

Revenues	$78,344	$71,675
Cost of services (includes non-cash share-based compensation of $2 for the year ended January 3, 2015)	50,252	45,088
Inventory impairment	2,375	-
Gross Profit	25,717	26,587

Selling, general and administrative expenses (includes non-cash share-based compensation expense of $372 and $1,055, respectively)	31,923	27,468

Loss from operations	(6,206)	(881)
Other (expense) income:
Interest (expense) income, net	(228)	(200)
Discount on note payable and transaction costs	-	(1,610)
Change in fair value of warrants and derivative liabilities	(615)	159
Incentive warrants expense	(63)	-
Other income	7	-
Total other (expense) income	(899)	(1,651)
Loss before income taxes	(7,105)	(2,532)
Income tax benefit (provision)	(586)	1,121
Net loss	(7,691)	(1,411)
Other comprehensive loss:
Foreign currency translation adjustment	(866)	(782)
Comprehensive loss	$(8,557)	$(2,193)

Net loss per common share
Basic and diluted	$(0.91)	$(0.18)

Weighted average shares used in calculation of net loss per common share
Basic and diluted	8,413	7,800

See notes to consolidated financial statements.

CARTESIAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	January 2,	January 3,
	2016	2015
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,691)	$(1,411)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	952	628
Amortization of intangible assets	208	-
Share-based compensation expense	372	1,057
Deferred tax expense (benefit)	324	(1,121)
Inventory impairment	2,375	-
Discount on note payable	-	1,265
Change in fair value of warrants and derivative liabilities	615	(159)
Fair value adjustment to contingent consideration	255	-
Bad debt expense	140	-
Incentive warrants expense	63	-
Other	(64)	-
Other changes in operating assets and liabilities (net of effects of acquisition):
Accounts receivable, net	943	(2,121)
Prepaid and other assets	(204)	(408)
Trade accounts payable	(328)	(140)
Deferred revenue	295	1,138
Inventory	-	(3,000)
Accrued severance liability and related costs	(1,694)	204
Accrued liabilities	781	(619)

Net cash used in operating activities	(2,658)	(4,687)

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisition, net of cash acquired	(1,747)	-
Acquisition of property and equipment	(1,006)	(866)

Net cash used in investing activities	(2,753)	(866)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(263)	(67)
Put option exercise	(405)	-
Borrowing on note payable	-	3,269
Issuance of common stock	82	2,118
Equity issuance costs	-	(167)

Net cash provided by (used in) financing activities	(586)	5,153

Effect of exchange rate on cash and cash equivalents	(123)	(381)

Net decrease in cash and cash equivalents	(6,120)	(781)
Cash and cash equivalents, beginning of period	12,999	13,780
Cash and cash equivalents, end of period	$6,879	$12,999

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$256	$206
Cash paid during the period for taxes	$48	$-
Non-cash investing and financing transactions:
Contingent consideration liability	$2,176	$-
Accrued acquisition consideration	$327	$-
Shares issued for business acquisition	$2,036	$-
Accrued property and equipment additions	$320	$1

See notes to consolidated financial statements.

CARTESIAN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock $.005 Par Voting		Additional Paid In	Accumulated	Treasury	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Stock	Income	Total
	(In thousands, except share data)
Balance, December 28, 2013	8,491,382	$42	$178,054	$(144,796)	$(3,589)	$(3,813)	$25,898

Shares issued for employee stock purchase plan	51,133		117				117
Non-vested stock grants	121,000	1	(1)				-
Non-vested stock forfeitures	(13,709)						-
Purchases of treasury stock					(67)		(67)
Share-based compensation expense			1,057				1,057
Shares issued for investment agreement	609,756	3	1,729				1,732
Warrants issued for investment agreement			1,040				1,040
Equity issuance costs			(167)				(167)
Other comprehensive income — Foreign currency translation adjustment						(782)	(782)
Net loss				(1,411)			(1,411)

Balance, January 3, 2015	9,259,562	$46	$181,829	$(146,207)	$(3,656)	$(4,595)	$27,417

Stock option exercises	2,467
Shares issued for employee stock purchase plan	36,765		82				82
Non-vested stock grants	58,940						-
Non-vested stock forfeitures	(398,629)						-
Purchases of treasury stock					(263)		(263)
Share-based compensation expense			372				372
Shares issued in connection with business acquisition	588,567	3	2,033				2,036
Incentive warrants vested			63				63
Put option issued			(507)		-		(507)
Put option exercised			405		(405)		-
Other comprehensive income — Foreign currency translation adjustment						(866)	(866)
Net loss				(7,691)			(7,691)

Balance, January 2, 2016	9,547,672	$49	$184,277	$(153,898)	$(4,324)	$(5,461)	$20,643

See notes to consolidated financial statements.

CARTESIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – Cartesian, Inc. (“Cartesian” or the “Company”), formerly known as The Management Network Group, Inc., was founded in 1990 as a management consulting firm specializing in providing consulting services to the converging communications industry and the financial services firms that support it. A majority of the Company's revenues are from customers in the United States, United Kingdom, and Western Europe. Cartesian's corporate offices are located in Overland Park, Kansas.

Principles of Consolidation - The consolidated financial statements include the accounts of Cartesian and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Name of Subsidiary	Date Formed/Acquired
TMNG Europe Ltd.	March 19, 1997
TMNG Canada Ltd.	May 14, 1998
TMNG.com, Inc.	June 18, 1999
TMNG Marketing, LLC	September 5, 2000
TMNG Technologies, Inc.	August 27, 2001
Cambridge Strategic Management Group, Inc. ("CSMG")	March 6, 2002
Cambridge Adventis Ltd.	March 17, 2006
Cartesian Ltd. ("Cartesian Limited")	January 2, 2007
RVA Consulting, LLC	August 3, 2007
TWG Consulting, Inc.	October 5, 2007
Farncombe Technology Limited	July 22, 2015
Farncombe Engineering Services Limited	July 22, 2015
Farncombe France SARL	July 22, 2015

Fiscal Year - The Company reports its operating results on a 52/53-week fiscal year basis. The fiscal year end is determined as the Saturday ending nearest December 31. The fiscal year ended January 2, 2016 is a 52-week fiscal year and was comprised of four 13-week quarters. The fiscal year ended January 3, 2015 was a 53-week fiscal year and was comprised of three 13-week quarters with the fourth quarter comprised of 14 weeks. The fiscal years ended January 2, 2016 and January 3, 2015 are referred to herein as fiscal years 2015 and 2014, respectively.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. As described in further detail below, significant estimates include the estimates of costs to complete used to recognize revenues on fixed fee contracts, estimates utilized in measuring the fair value of the Company’s reporting units with recorded goodwill, estimates for fair value on Elutions, Inc. (“Elutions”) instruments, estimates used to determine the fair value of the contingent consideration liability and identifiable intangible assets, estimates used to determine the ultimate realization of deferred tax assets and estimates used to determine the recoverability of deferred contract costs.

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

Although there was no revenue recognized related to sales of software for fiscal years 2015 or 2014, the Company provides post-contract support ("PCS") services on historical software sales, including technical support and maintenance services as well as other professional services not essential to the functionality of the software. For those contracts that include PCS service arrangements which are not essential to the functionality of the software solution, the Company separates the FASB ASC 605-35 software services and PCS services utilizing the multiple-element arrangement model prescribed by FASB ASC 605-25, "Revenue Recognition - Multiple-Element Arrangements ". The Company separated the PCS service elements and allocated total contract consideration to the contract elements based on the relative fair value of those elements utilizing PCS renewal terms as evidence of fair value. Revenues from PCS services are recognized ratably on a straight-line basis over the term of the support and maintenance agreement.

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

Managed Services Implementation Revenues and Costs - Managed service arrangements provide for the delivery of a software or technology-based solution to clients over a period of time without the transfer of a license or a software sale to the customer. For long-term managed service agreements, implementation efforts are often necessary to develop the software utilized to deliver the managed service. Costs of such implementation efforts may include internal and external costs for coding or customizing systems and costs for conversion of client data. The Company may invoice its clients for implementation fees at the go-live date of the underlying solution. Lump sum implementation fees received from clients are initially deferred and recognized on a pro-rata basis as services are provided. Specific, incremental and direct costs of implementation incurred prior to the services going live are deferred pursuant to FASB ASC 605-35-25 and amortized over the period that the related ongoing services revenue is recognized to the extent that the Company believes the recoverability of the costs from the contract is probable. If a client terminates a managed services arrangement prior to the end of the contract, a loss on the contract may be recorded, if applicable, and any remaining deferred implementation revenues and costs would then be recognized into earnings generally over the remaining service period through the termination date. During the fiscal years ended January 2, 2016 and January 3, 2015, deferred implementation costs related to managed service contracts were $443,000 and $1,119,000, respectively. Unamortized deferred implementation costs were $229,000 and $919,000 as of January 2, 2016 and January 3, 2015 and were included in Other current assets on the Consolidated Balance Sheets.

Research and Development and Software Development Costs - Software development costs are accounted for in accordance with FASB ASC 985-20, "Software - Costs of Software to Be Sold, Leased, or Marketed" and FASB ASC 350-40, “Intangibles - Goodwill and Other - Internal-Use Software.” Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. The Company capitalizes development costs incurred during the period between the establishment of technological feasibility and the release of the final product to customers if such costs are material. In addition, the Company capitalizes software development costs for internal use software that it does not intend to market to third parties but uses to deliver services. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, the date technological feasibility is reached, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. During fiscal years 2015 and 2014, $771,000 and $1,020,000, respectively, of these costs were expensed as incurred. During fiscal years 2015 and 2014, $643,000 and $473,000, respectively, of internal use software development costs were capitalized.

Goodwill - The Company accounts for goodwill in accordance with the provisions of FASB ASC 350, "Intangibles-Goodwill and Other." Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations accounted for as purchases. The Company evaluates goodwill for impairment on an annual basis on the last day of the first fiscal month of the fourth fiscal quarter and whenever events or circumstances indicate that these assets may be impaired. The annual impairment test for fiscal year 2015 was performed as of October 31, 2015. The Company determines impairment by comparing the net assets of each reporting unit to its respective fair value. In the event a reporting unit's carrying value exceeds its fair value, an indication exists that the reporting unit goodwill may be impaired. In this situation, the Company must determine the implied fair value of goodwill by assigning the reporting unit's fair value to each asset and liability of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is measured by the difference between the goodwill carrying value and the implied fair value.

Fair value of the Company’s reporting units is determined using a combination of the income approach and the market approach. The income approach uses a reporting unit's projection of estimated cash flows discounted using a weighted-average cost of capital analysis that reflects current market conditions. The Company also considers the market approach to valuing its reporting units utilizing revenue and EBITDA multiples. The Company compares the results of its overall enterprise valuation as determined by the combination of the two approaches to the Company’s market capitalization. Significant management judgments related to these approaches include:

•	Anticipated future cash flows and terminal value for each reporting unit - The income approach to determining fair value relies on the timing and estimates of future cash flows, including an estimate of terminal value. The projections use management's estimates of economic and market conditions over the projected period including growth rates in revenues and estimates of expected changes in operating margins. The Company’s projections of future cash flows are subject to change as actual results are achieved that differ from those anticipated. Because management frequently updates its projections, the Company would expect to identify on a timely basis any significant differences between actual results and recent estimates.

•	Selection of an appropriate discount rate - The income approach requires the selection of an appropriate discount rate, which is based on a weighted average cost of capital analysis. The discount rate is affected by changes in short-term interest rates and long-term yields as well as variances in the typical capital structure of marketplace participants. The discount rate is determined based on assumptions that would be used by marketplace participants, and for that reason, the capital structure of selected marketplace participants was used in the weighted average cost of capital analysis. It is possible that the discount rate can fluctuate from period to period.

•	Selection of an appropriate multiple - The market approach requires the selection of an appropriate multiple to apply to revenues or EBITDA based on comparable guideline companies or transaction multiples. It is often difficult to identify companies or transactions with a similar profile in regards to revenue, geographic operations, risk profile and other factors.

Intangible Assets - Identifiable intangible assets, resulting from the acquisition of the Farncombe Entities, consist of customer relationships, agreements not to compete, and a trade name. The Company amortizes the identifiable intangible assets over their estimated economic benefit period, from six months to four and one-half years. In accordance with FASB ASC 360, “Property, Plant and Equipment,” the Company uses its best estimates based upon reasonable and supportable assumptions and projections to review for impairment of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable. If the Company was to determine that events and circumstances warrant a change to the estimate of an identifiable intangible asset's remaining useful life, then the remaining carrying amount of the identifiable intangible asset would be amortized prospectively over that revised remaining useful life. Additionally, information resulting from other events and circumstances may indicate that the carrying value of one or more identifiable intangible assets is not recoverable which would result in recognition of an impairment charge.

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

Foreign Currency Transactions and Translation - Cartesian Ltd., the international operations of Cambridge Strategic Management Group, Inc., Farncombe France SARL, Farncombe Technology Limited, and Farncombe Engineering Services Limited conduct business primarily denominated in their respective local currency, which is their functional currency. Assets and liabilities have been translated to U.S. dollars at the period-end exchange rates. Revenues and expenses have been translated at exchange rates which approximate the average of the rates prevailing during each period. Translation adjustments are reported as a separate component of accumulated other comprehensive loss in the Consolidated Statements of Stockholders' Equity. Accumulated other comprehensive loss resulting from foreign currency translation adjustments totaled $5.5 million and $4.6 million, respectively as of January 2, 2016 and January 3, 2015, and is included in Total Stockholders’ Equity in the Consolidated Balance Sheets. Assets and liabilities denominated in other than the functional currency of a subsidiary are re-measured at rates of exchange on the balance sheet date. Resulting gains and losses on foreign currency transactions are included in the Company’s results of operations. Realized and unrealized exchange losses included in the results of operations during fiscal 2015 and 2014 were $316,000 and $349,000, respectively.

Derivative Financial Instruments - FASB ASC 820, Fair Value Measurements requires bifurcation of certain embedded derivative instruments in certain debt or equity instruments, and measurement at their fair value for accounting purposes. A holder redemption feature embedded in the Company’s note payable requires bifurcation from its host instrument and is accounted for as a freestanding derivative. See Note 3, Strategic Alliance and Investment by Elutions, Inc. and Note 10, Fair Value Measurements, for discussion of this embedded derivative.

Share-Based Compensation - The Company accounts for share-based payment awards using the provisions of FASB ASC 718, "Compensation-Stock Compensation". The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

The fair value of service-based stock option grants is estimated on the grant date using a Black-Scholes option-pricing model and compensation expense related to stock option grants is recognized on a graded vesting schedule over the vesting period. For stock options containing a market condition, the market conditions are required to be considered when calculating the grant date fair value. FASB ASC 718 requires selection of a valuation technique that best fits the circumstances of an award. In order to reflect the substantive characteristics of the market condition option award, a Monte Carlo simulation valuation model was used to calculate the grant date fair value of such stock options. Expense for the market condition stock options is recognized over the derived service period as determined through the Monte Carlo simulation model.

For non-vested, performance-based stock awards, compensation expense is recognized based on management’s expectations with regard to achievement of certain performance and service conditions. The fair value of the awards is determined based on the market value of the underlying stock at the grant date. Expense for the awards ultimately expected to vest is recognized on a straight-line basis over the implied service period of the award. In the event the Company determines it is no longer probable that the minimum performance criteria specified in the restricted stock award agreement will be achieved, previously recognized compensation expense would be reversed in the period such a determination is made. For non-vested, service-based stock awards, compensation is recognized based on achievement of service conditions alone. The fair value of the awards is determined based on the market value of the underlying stock at the grant date. Expense for the awards ultimately expected to vest is recognized on a graded vesting schedule over the vesting period. See Note 5, Share-Based Compensation.

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

In accordance with the provisions of FASB ASC 260, "Earnings per Share," the Company uses the treasury stock method for calculating the dilutive effect of employee stock options, non-vested shares and warrants. The employee stock options, non-vested shares and warrants will have a dilutive effect under the treasury stock method only when average market value of the underlying Company common stock during the respective period exceeds the assumed proceeds. For share-based payment awards with a performance condition, the Company must first use the guidance on contingently issuable shares in FASB ASC 260-10 to determine whether the awards should be included in the computation of diluted earnings per share for the reporting period. For all non-vested performance-based awards, the Company determines the number of shares, if any, that would be issuable at the end of the reporting period if the end of the reporting period were the end of the contingency period. In applying the treasury stock method, assumed proceeds include the amount, if any, the employee must pay upon exercise, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the options and the vesting of non-vested shares. For fiscal years 2015 and 2014, approximately 50,000 and 219,000 shares, respectively, related to outstanding stock options, non-vested shares and warrants that otherwise would have been included in the diluted earnings per share calculation were not included because they would have been anti-dilutive due to the net loss for those periods.

Accounts Receivable - The Company has entered into agreements with third-party financial institutions under which it can selectively elect to transfer to the financial institutions accounts receivable with certain of the Company’s largest, international customers on a non-recourse basis. This agreement gives the Company optionality to convert outstanding accounts receivable to cash. For transfers of accounts receivable under these agreements that qualify as sales, the Company applies the guidance in ASC 860, “Transfers and Servicing – Sales of Financial Assets”, which requires the derecognition of the carrying value of those accounts receivable on the Consolidated Balance Sheets and recognition of a loss on the sale of an asset in operating expenses on the Consolidated Statements of Operation. During the fiscal years ended January 2, 2016 and January 3, 2015, $26.8 million and $6.4 million, respectively, of accounts receivable transferred pursuant to these agreements qualified as sales of receivables and the carrying amounts were derecognized. The loss on the sale of these accounts receivable recorded in the Consolidated Statements of Operations was approximately $161,000 for fiscal year 2015 and was immaterial for fiscal year 2014.

Inventory – In accordance with the provisions of FASB ASC 330, “Inventory,” the Company’s inventory is stated at the lower of cost, using the first-in, first-out (FIFO) method, or fair value. As of January 2, 2016 and January 3, 2015, the Company had $0.6 million and $3.0 million in inventory, respectively, all of which was finished goods. All of the inventory was purchased in July 2014 from Elutions, Inc. (“Elutions”), which owns more than five percent of the outstanding shares of common stock of the Company. ASC 330 requires inventory to be recorded at the lower of cost basis or market. The fair value of the inventory was determined using the indirect cost approach. As a result of the evaluation of lower of cost or market, the Company recorded an impairment of its inventory value of $2.1 million during the fourth quarter of fiscal 2015. Also, during the second quarter of fiscal 2015 the Company recorded an inventory adjustment of $0.3 million in Cost of Services related to a provision in the general framework agreement between the Company and Elutions (see Note 3, Strategic Alliance and Investment by Elutions, Inc.), that states if the Company had not sold 75% of such inventory acquired from Elutions within one year after acquisition, Elutions is required upon request of the Company to source its requirements for future projects in the U.S. or U.K. from such inventory subject to a 10% discount against the Company’s purchase price until the Company has exhausted such inventory. In fiscal 2015, the Company requested that Elutions source its requirements for future projects from the inventory that was acquired by the Company from Elutions in July 2014. Management continues to work with Elutions to utilize the inventory and changes in management’s expectations in future periods could further impact the net realizable value of the inventory.

Recent Accounting Pronouncements – In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases” which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effects that the adoption of ASU 2016-02 will have on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” which requires deferred tax liabilities and assets to be classified as noncurrent in entities’ balance sheets. Under current accounting principles generally accepted in the United States of America (“U.S. GAAP”), an entity is required to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact that this standard update will have on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” which eliminates the requirement to retrospectively account for changes to provisional amounts initially recorded in a business acquisition opening balance sheet. Under this guidance, acquirers must recognize measurement-period adjustments in the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within fiscal years. Early adoption is permitted. The Company early adopted this guidance in fiscal 2015 and it did not have a material impact on its consolidated financial statements.

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

The total purchase price, subject to adjustment in accordance with the terms of the Purchase Agreement, was £4,360,620 pounds sterling (approximately US$6.8 million based on an exchange rate of £1.000 = US$1.556 as of July 21, 2015) comprised of:

•	Cash paid at the closing in the amount of £654,093 pounds sterling (approximately US$1.0 million based on an exchange rate of £1.000 = US$1.556 as of July 21, 2015) which was funded from our available cash on hand and represents 15% of the purchase price.
•	£1,308,186 pounds sterling (approximately US$2.0 million based on an exchange rate of £1.000 = US$1.556 as of July 21, 2015) settled by the issuance of 588,567 shares of Company common stock at the closing which equals 30% of the purchase price. The number of shares issued at the closing was calculated using a volume-weighted average share price for Company common stock on the Nasdaq Stock Market for the 30 days ending on the day before the date of the signing of the Purchase Agreement and based upon the average pounds sterling to dollar exchange rate recorded by the Financial Times for the 30 days ending on the day before the date of signing of the Purchase Agreement. The share price resulting from this calculation was £2.22 pounds sterling per share (US$3.46 per share).
•	Additional consideration in the amount of £654,093 pounds sterling (approximately US$1.0 million based on an exchange rate of £1.000 = US$1.556 as of July 21, 2015) which represents 15% of the purchase price, payable after the closing in accordance with the Purchase Agreement upon determination of the net working capital of the Farncombe Entities as prescribed in the Purchase Agreement, and as adjusted based upon the relative amounts of the net working capital of the Farncombe Entities as of May 31, 2015 and the closing and as compared to the target amount of net working capital as provided in the Purchase Agreement.
•	Earn-out consideration (the “Earn-Out”) which is potentially payable in cash and/or shares of Company common stock as elected by each Seller in the Purchase Agreement and represents 40% of the purchase price as described below.

The aggregate amount potentially payable pursuant to the Earn-Out consists of cash in an amount up to £719,483 pounds sterling (approximately US$1.1 million based on an exchange rate of £1.000= US$1.479 as of January 2, 2016) and up to 461,055 shares of Company common stock (approximately £1,024,765 pounds sterling or US$1.5 million based on an exchange rate of £1.000= US$1.479 as of January 2, 2016) and based upon the value of the shares as described below. Amounts, if any, payable under the Earn-Out are based upon the amounts of specified revenues attributable to the Farncombe Entities after June 1, 2015 through July 22, 2017, as defined in the Purchase Agreement. Pursuant to the Purchase Agreement, the number of shares of Company common stock payable under the Purchase Agreement at the closing and pursuant to the Earn-Out was determined based on the volume weighted average share price for Company common stock on the Nasdaq Stock Market for the 30 days ending on the day before the date of signing of the Purchase Agreement and based upon the average pounds sterling to dollar exchange rate recorded by the Financial Times for the 30 days ending on the day before the date of signing of the Purchase Agreement.

In October 2015 the Company paid approximately $2.1 million to the former shareholders of the Farncombe Entities with respect to the consideration payable related to net working capital as adjusted pursuant to the Purchase Agreement. This represented payment of a portion of the purchase price in the amount of £654,093 pounds sterling (approximately US$1.0 million) payable in accordance with the Purchase Agreement along with an additional £743,753 pounds sterling (approximately US$1.1 million) related to the working capital adjustment for excess working capital under the Purchase Agreement. In March 2016, the Company paid additional amounts of approximately £184,000 and €12,000 (approximately US$0.3 million) to the former shareholders of the Farncombe Entities with respect to net working capital as adjusted. An immaterial amount remains under negotiation with the former shareholders of the Farncombe Entities related to net working capital.

The Purchase Agreement contains non-compete and non-solicitation agreements of the individual former shareholders of the Farncombe Entities. The Purchase Agreement also contains customary warranties, covenants and indemnification provisions.

The results of operations of the Farncombe Entities have been included in the Company’s Consolidated Statements of Operations and Comprehensive Loss subsequent to the July 22, 2015 acquisition date. The Farncombe Entities revenue and net income included in the Company’s results of operations for the fiscal year ended January 2, 2016, were $6.3 million and $0.5 million, respectively.

Acquisition-related expense recognized during fiscal year 2015 was approximately $697,000 which is recorded in Selling, general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Loss.

The Company accounted for the acquisition of the Farncombe Entities using the acquisition method as required in FASB ASC 805, “Business Combinations.” Based on the acquisition method of accounting, the consideration was allocated to the assets and liabilities acquired based on their fair values as of the acquisition date. Any remaining amount of the purchase price allocation was recorded as goodwill. The Farncombe Entities are included in the Company’s EMEA segment.

Purchase Price

The total purchase price transferred to effect the acquisition of the Farncombe Entities is as follows:

(in thousands)
Cash paid at closing	$1,015
Equity issued at closing	2,036
Fair value of contingent consideration	1,921
Working capital adjustment	2,485
Total purchase price	$7,457

Purchase Price Allocation

Total purchase consideration has been allocated to the tangible and intangible assets and to liabilities assumed based on their respective acquisition-date fair values. The purchase price allocation is summarized in the following table:

(in thousands)
Tangible assets and liabilities
Cash	$1,378
Accounts receivable, net	4,627
Other current assets	191
Other non-current assets	137
Accounts payable	(1,874)
Accrued payroll and related expenses	(796)
Other current liabilities	(636)
Non-current deferred tax liability	(264)
Intangible assets	1,260
Goodwill	3,434
Net assets acquired	$7,457

Based on the results of the acquisition valuation, the Company allocated approximately $1.3 million of the purchase price to identifiable intangible assets. The following table summarizes the major classes of intangible assets, as well as the respective weighted-average amortization periods:

		Weighted-Average
	Amount	Amortization Period
	(in thousands)	(Years)
Identifiable Intangible Assets
Tradename	$90	0.5
Non-compete agreements	60	4.5
Customer relationships	1,110	3.5
Total identifiable intangible assets	$1,260

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

The fair values of assets acquired and liabilities assumed are based on estimates of fair values as of the acquisition date. Management believes the fair values recognized for the assets acquired and liabilities assumed are based on reasonable estimates and assumptions.

The Company has classified the Earn-Out liability as a Level 3 liability and the fair value of the Earn-Out liability will be evaluated each reporting period and changes in its fair value will be included in the Company’s results of operations. During the period from July 22, 2015 to January 2, 2016, the change in the fair value of the Earn-Out liability was an increase of $255,000 which is included in Selling, general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Loss for fiscal year 2015. The balance of the earn-out liability as of January 2, 2016 is $2,176,000 which is recorded as a non-current liability on the Consolidated Balance Sheets. See Note 10, Fair Value Measurements, for discussion of the determination of fair value of the Earn-Out liability.

If the Earn-out were to be achieved prior to the end of the Earn-out period, the former shareholders of the Farncombe Entities could request payment prior to the end of the Earn-out period. Management’s current expectations are that it will not be achieved within the next 12 months and therefore has classified the liability as non-current.

Pro Forma Financial Information

The following unaudited condensed pro forma financial information presents the results of operations as if the acquisition had taken place on the first day of fiscal 2014. These amounts were prepared in accordance with the acquisition method of accounting under existing standards and are not necessarily indicative of the results of operations that would have occurred if our acquisition of the Farncombe Entities had been completed on the first day of fiscal 2014, nor are they indicative of our future operating results. These unaudited pro forma amounts include a reclassification of non-recurring acquisition expenses in the amount of $697,000 related to the acquisition of Farncombe to fiscal year 2014 whereas they were actually incurred during fiscal year 2015. Pro forma adjustments also consist of adjustments to record intangible amortization expense of $330,000 and $420,000 for fiscal years 2015 and 2014, respectively. The basic and diluted shares outstanding used to calculate the pro forma net loss per share amounts presented below have been adjusted to assume shares issued at the closing of the acquisition of the Farncombe Entities were outstanding since the beginning of fiscal 2014.

	Fiscal Year Ended
Dollars in thousands except per share data	January 2, 2016	January 3, 2015
Revenue	$88,007	$86,541
Net loss	$(5,932)	$(2,202)
Net loss per share	$(0.68)	$(0.26)
Weighted-average basic and diluted shares used in calculation of pro forma net loss per share (in thousands)	8,734	8,388

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

The Investment Agreement contains a number of agreements and covenants, including (i) certain affirmative and negative covenants relating to the Note applicable to the Company and its subsidiaries, (ii) an agreement of the Company to assign to Elutions certain customer contracts obtained jointly with Elutions if a competitor acquires control of the Company, (iii) confidentiality restrictions applicable to both parties, (iv) a standstill agreement of Elutions, (v) an agreement of the parties to negotiate in good faith for the purchase by Elutions of additional shares of Common Stock equal to 6.5% of outstanding shares from the Company or in open market purchases if Elutions then owns or is vested with the right to acquire 38.5% of the shares of Common Stock then outstanding, subject to any applicable stockholder approval requirements, (vi) the grant of a right of first offer to Elutions to loan funds to the Company in the future if the Company intends to incur or assume indebtedness, subject to certain exceptions, (vii) a grant of pre-emptive rights to Elutions with respect to future issuances and sales of equity securities by the Company, subject to certain exceptions, (viii) the right of Elutions to designate one member of the Board of Directors of the Company if it meets certain ownership thresholds, and (ix) restrictions on the issuance by the Company of options, warrants or similar rights or convertible securities, other than with respect to certain excluded issuances.

Promissory Note

The Note issued at Closing by the Company's subsidiary, Cartesian Limited, in the aggregate original principal amount of $3,268,664, bears interest at the rate of 7.825% per year, payable monthly, and matures on March 18, 2019. The Note must be redeemed by Cartesian Limited upon notification by the holder at any time (the “Holder Redemption Option”) and may be prepaid by Cartesian Limited after 18 months if the trading price of the Company's common stock exceeds $5.50 per share for a specified period of time and may be prepaid by Cartesian Limited at any time after 30 months. The obligations of Cartesian Limited under the Note are guaranteed by the Company pursuant to a Guaranty entered into by the Company at Closing and are secured by certain assets relating to client contracts involving Elutions pursuant to a Security Agreement entered into by the Company and Elutions at Closing. Amounts outstanding under the Note may be applied to the exercise price of the Company's common stock under the Tracking Warrant. Upon occurrence of an event of default, the Note would bear interest at 9.825% per year and could be declared immediately due and payable. Interest expense for the fiscal years ended January 2, 2016 and January 3, 2015 was approximately $256,000 and $206,000 respectively.

Tracking Warrant

Under the Tracking Warrant, Elutions may acquire 996,544 shares of common stock of the Company for $3.28 per share at any time and from time to time through March 18, 2020. The Company may require Elutions to exercise or forfeit the Tracking Warrant at any time (i) after 18 months if the trading price of the Company's common stock exceeds $5.50 per share for a specified period of time and the Company meets certain cash and working capital thresholds and (ii) after 30 months if the Company meets certain cash and working capital thresholds. To the extent amounts are outstanding under the Note, Elutions and the Company (if the Company is requiring exercise of the Tracking Warrant by Elutions as described above) may offset such amounts against the exercise price for shares of common stock acquired under the Tracking Warrant. The Tracking Warrant expires if the Note is redeemed upon exercise of the Holder Redemption Option.

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

The parties have agreed on a general framework for pursuing, entering into and implementing customer contracts, which includes providing for joint and separate client pursuits and marketing on an initial and ongoing basis, procedures for contracting with clients, procedures for interface between the parties, limited exclusivity requirements of Elutions relating to identified prospects and clients of the Company, intellectual property rights of Elutions to its products and related restrictions, restrictions regarding use of confidential information, limitations on liability of the parties, independent contractor status of the parties, limitations on publicity by the parties, and dispute resolution, including arbitration. The parties intend that specific pricing and allocation provisions and other specific commercial terms will be included in individual client statements of work, subject to mutually agreed gross margin requirements for the benefit of the Company. The parties also agreed to a framework for certain initial inventory orders and reorders by the Company from Elutions, and related commitments, timing and pricing procedures, when the Company is the prime contracting party under certain client statements of work. With respect to the required initial inventory order, the Company was required to purchase $3.0 million of inventory from Elutions upon receiving a booked order for Smart Building Services of a certain size from a customer. As a result of a customer agreement entered into by the Company, during the third quarter of fiscal 2014, the Company acquired $3.0 million in inventory from Elutions to fulfill its initial inventory commitment. As of January 2, 2016, the Company has not sold or licensed any of the initial inventory acquired from Elutions and has not acquired any additional inventory from Elutions.

Under the Market Development Agreement, if the Company had not sold 75% of such inventory acquired from Elutions within one year after acquisition, Elutions is required upon request of the Company to source its requirements for future projects in the U.S. or U.K. from such inventory subject to a 10% discount against the Company’s purchase price until the Company has exhausted such inventory. In fiscal 2015, the Company requested that Elutions source its requirements for future projects from the inventory that was acquired by the Company from Elutions in July 2014. Management continues to work with Elutions to utilize the inventory and changes in management’s expectations in future periods could impact the net realizable value of the inventory. See Note 1, Organization and summary of significant accounting policies for a discussion of the inventory recorded with respect to our agreements with Elutions.

Also under the Market Development Agreement, Elutions agreed to dedicate three full-time equivalent employees for the purpose of various functions related to the furtherance of the strategic alliance, and the Company agreed to fund the cost of the three full-time equivalent employees at a rate of $36,750 per month. Pursuant to the Market Development Agreement, the Company terminated the provision of the three full-time equivalent employees effective in March 2016. For the fiscal years ended January 2, 2016 and January 3, 2015, expense related to these dedicated employees was $441,000 and $367,500, respectively.

In connection with the customer agreement entered into by the Company in 2014, the Company entered into a subcontract with Elutions. Under the subcontract, Elutions agreed to provide all services in accordance with the customer agreement except for project management services, to be provided by the Company. The Company currently estimates remaining license payments to Elutions under the subcontract are approximately $1.2 million over the term of the subcontract, with additional amounts potentially payable to Elutions based upon energy savings achieved by the customer. Such amounts are recorded as managed services implementation costs which are included in Other current assets on the Consolidated Balance Sheet. See Note 1, Organization and Summary of Significant Accounting Policies. Elutions also agreed in the subcontract to provide all equipment required under the customer agreement, and the Company agreed to advance to Elutions $400,000 of the equipment deployment cost. The advance amount was paid to Elutions during fiscal 2014. Elutions is required to repay the advanced amount plus interest at the rate of 5.5% per annum. The funds are netted directly from the customer’s annual payments. During the fiscal years ended January 2, 2016 and January 3, 2015, the Company paid $291,000 and $710,000, related to annual payments under the subcontract respectively to Elutions under the subcontract net of $112,000 related to the advanced amount in fiscal 2015. As of January 2, 2016 the balance remaining for the advance to Elutions was $300,000 of which $100,000 was included in Other current assets and $200,000 was included in Other noncurrent assets on the Consolidated Balance Sheets.

Accounting Treatment

The Holder Redemption Option was determined to be an embedded derivative liability that was required to be bifurcated and recorded as a liability. In addition, the Company determined that the provision of the Note that permits Cartesian Limited to prepay the Note after 18 months if the trading price of the Company’s common stock exceeds $5.50 per share for a specified period of time is an embedded derivative asset that requires bifurcation (the “Issuer Call Option”). As of January 2, 2016 and January 3, 2015, the fair value of the Issuer Call Option was determined to be immaterial. The carrying value of the Note as of January 2, 2016 and January 3, 2015 was $3,269,000 and as of January 2, 2016 and January 3, 2015 the fair value of the Note was $3,004,000 and $3,089,000, respectively. The Incentive Warrant and Tracking Warrant are accounted for as equity instruments. See Note 10, Fair Value Measurements for discussion of the determination of fair values.

The vesting of the Incentive Warrant is contingent on services to be provided by Elutions and the achievement of performance conditions by Elutions. The Incentive Warrant had zero fair value as of January 3, 2015. During fiscal year 2015, Elutions earned 34,248 vested shares under the Incentive Warrant and the Company recognized $63,000 of expense related to these vested shares for fiscal year 2015.

As a result of the relative fair values of the instruments and the allocation of proceeds to the instruments and derivative, a debt discount of $1,265,000 was recognized and fully amortized during the first quarter of fiscal 2014. The discount was recognized as Other Expense in the Consolidated Statements of Operations and Comprehensive Loss due to the fact that the Note may be called by the holder at any time.

In addition, the Company incurred expenses in the amount of $512,000 during fiscal year 2014, related to the transaction. Transaction costs were allocated between the liability and equity components based on the proportion of the fair value of each component to total proceeds at issuance. During fiscal year 2014, transaction costs of $345,000 were allocated to liabilities and transaction costs of $167,000 were allocated to equity. The transaction costs allocated to liabilities were treated as debt issuance costs and were recognized as Other Expense in the Consolidated Statements of Operations and Comprehensive Loss in the period in which they were incurred due to the fact that the Note may be called by the holder at any time. The transaction costs allocated to equity were treated as equity issuance costs and reduced equity at the time of issuance.

4. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the fiscal year ended January 2, 2016 are as follows (in thousands):

	North
	America	EMEA	Total
Balance as of January 3, 2015	$3,947	$4,068	$8,015
Acquisition	–	3,434	3,434
Changes in foreign currency exchange rates	–	(378)	(378)

Balance as of January 2, 2016	$3,947	$7,124	$11,071

The increase in goodwill resulted from the July 2015 acquisition of the Farncombe Entities. The goodwill and intangible assets related to this acquisition are not deductible for foreign tax purposes. This acquisition is discussed further in Note 2, Acquisition.

The Company evaluates goodwill for impairment on an annual basis on the last day of the first fiscal month of the fourth quarter and whenever events or circumstances indicate that these assets may be impaired. The Company performs its impairment testing for goodwill in accordance with FASB ASC 350, “Intangibles-Goodwill and Other.” As of the date of its most recent annual test as of October 31, 2015 management determined that no impairment of goodwill exists.

The following table summarizes the changes in the major classes of intangible assets for the fiscal year ended January 2, 2016. No intangible assets were recorded as of January 3, 2015.

		Non-Compete	Customer
Gross Carrying Amount:	Tradename	Agreements	Relationships	Total
Balance as of January 3, 2015	$–	$–	$–	$–
Acquisition	90	60	1,110	1,260
Changes in foreign currency exchange rates	(4)	(3)	(55)	(62)

Balance as of January 2, 2016	$86	$57	$1,055	$1,198

Accumulated Amortization:
Balance as of January 3, 2015	$–	$–	$–	$–
Changes in foreign currency exchange rates	2	1	3	6
Amortization expense	(73)	(6)	(129)	(208)

Balance as of January 2, 2016	$(71)	$(5)	$(126)	$(202)

The identifiable intangible assets in the table above resulted from the July 2015 acquisition of the Farncombe Entities and their balances include the effects of foreign currency translation. This acquisition is discussed further in Note 2, Acquisition. Tradename, non-compete agreements and customer relationships carry amortization periods of six months, four and one-half years and three and one-half years, respectively. The amortization periods are based on the period of expected cash flows used to measure the fair value of the intangible assets.

Aggregate amortization expense related to intangible assets was $208,000 for fiscal year 2015. The following table outlines the estimated future amortization expense related to amortizing intangible assets as of January 2, 2016.

(in thousands)
2016	$329
2017	314
2018	314
2019	38
2020	1
$996

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

As of January 2, 2016, the Company has two share-based compensation plans under which awards are outstanding, which are described below. The Company recognized an income tax benefit of $40,000 and $61,000 related to share-based compensation arrangements during fiscal years 2015 and 2014, respectively. In addition, no compensation costs related to these arrangements were capitalized in either year. The Company has historically issued and expects to continue to issue new shares to satisfy stock option exercises, vesting of non-vested shares or purchases of shares under the Employee Stock Purchase Plan.

EQUITY INCENTIVE PLAN

In April 2015, our Board of Directors approved an amendment and restatement of the Company’s Equity Incentive Plan (the “Equity Plan”), which was approved by our stockholders at the 2015 annual meeting of stockholders which was held on June 16, 2015. As a result of the amendment and restatement, the cumulative number of shares of common stock that are available for issuance (inclusive of shares previously issued) under the Equity Plan increased by 500,000 shares from 2,305,659 to 2,805,659 shares. The amendments to the Equity Plan included changes in the method of counting shares under the Equity Plan, changes in the minimum vesting period for restricted stock awards and restricted stock unit awards under the Equity Plan, extension of the expiration date of the Equity Plan from June 8, 2019 to June 16, 2025 and authorization of the cash-out of awards in connection with certain corporate transactions involving the Company. As of January 2, 2016, the Company has 1,499,442 shares of the Company's common stock available for issuance upon exercise of outstanding options or for future awards under the Equity Plan.

Stock Options

Service-Based Stock Option Awards – Stock options are granted at an exercise price of not less than market value per share of the common stock on the date of grant as determined by the Board of Directors. Vesting and exercise provisions are determined by the Board of Directors.

As of January 2, 2016, all options granted under the Equity Plan were non-qualified stock options. Service-based options generally become exercisable over a one to four year period beginning on the date of grant and have a maximum term of ten years.

A summary of the service-based stock option activity of the Company's Equity Plan as of January 2, 2016 and changes during the fiscal year then ended is presented below:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 3, 2015	307,753	$8.54
Exercised	(7,500)	$1.55
Forfeited/cancelled	(55,700)	$11.60

Outstanding at January 2, 2016	244,553	$8.06	3.9 years	$0

Options vested and expected to vest at January 2, 2016	237,053	$8.18	3.7 years	$0

Options exercisable at January 2, 2016	207,052	$8.80	3.1 years	$0

 The Company did not grant any service-based stock option awards during fiscal year 2015 and granted 90,000 service-based stock option awards during fiscal year 2014. The Company recorded share-based compensation expense in connection with service-based stock option awards of $56,000 and $85,000 during fiscal years 2015 and 2014, respectively. As of January 2, 2016, there was $20,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to service-based stock option awards, and this unrecognized expense is expected to be recognized over a weighted average period of 27 months. As of January 3, 2015, there was $78,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to service-based stock option awards.

Market Condition Stock Option Awards – A summary of the market condition stock option activity under the Equity Plan, as of January 2, 2016 and changes during the fiscal year then ended is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at January 3, 2015	-	$-

Granted	200,000	$3.34

Outstanding at January 2, 2016	200,000	$3.34

Options vested and expected to vest at January 2, 2016	200,000	$3.34

Options exercisable at January 2, 2016	-	$-

On June 16, 2015 the Company granted a non-qualified stock option award for 200,000 shares of the Company’s common stock having an exercise price of $3.34 per share. The stock option will vest only if the price of the Company’s common stock reaches certain price targets, as follows:

●	the stock option will vest with respect to 75,000 shares if at any time the closing market price of the Company’s common stock on each day during a 30 consecutive trading day period equals or exceeds $4.00 per share;

●	the stock option will vest with respect to an additional 75,000 shares if at any time the closing market price of the Company’s common stock on each day during a 30 consecutive trading day period equals or exceeds $5.00 per share; and

●	the stock option will vest with respect to an additional 50,000 shares if at any time the closing market price of the Company’s common stock on each day during a 30 consecutive trading day period equals or exceeds $6.00 per share.

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

During fiscal year 2015 the Company recorded $250,000 of share-based compensation expense in connection with this market condition stock option award. As of January 2, 2016, there was $142,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to the market condition stock option award, and this unrecognized expense is expected to be recognized over a weighted average period of 11 months.

Non-vested Shares

Service-Based Non-vested Share Awards - A summary of the status of service-based non-vested share awards issued under the Equity Plan as of January 2, 2016 and changes during the fiscal year then ended is presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value per share
Outstanding at January 3, 2015	81,000	$3.93
Vested	(81,000)	$3.93
Outstanding at January 2, 2016	–	$–

The Company’s service-based non-vested share awards are valued at the date of grant based on the closing market price of the Company’s common stock, and are expensed on a graded vesting schedule over the vesting period. During fiscal years 2015 and 2014, the Company recorded $54,000 and $257,000, respectively, of share-based compensation expense in connection with service-based non-vested share awards. As of January 2, 2016, there is no unrecognized share-based compensation expense related to service-based non-vested share awards. As of January 3, 2015, there was an estimated $54,000 of unrecognized share-based compensation expense related to service-based non-vested share awards.

Performance-Based Non-vested Share Awards - A summary of the status of performance-based non-vested share awards issued under the Equity Plan as of January 2, 2016 and changes during the fiscal year then ended is presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value per share
Outstanding at January 3, 2015	652,999	$3.19
Granted	58,940	$3.17
Vested	(63,406)	$3.26
Forfeited	(398,318)	$3.20
Outstanding at January 2, 2016	250,215	$3.15

On July 22, 2015, the Company granted 58,940 shares of non-vested stock to two employees that vests on July 1, 2017 in proportion to the earn-out consideration paid pursuant to the Purchase Agreement for the acquisition of the Farncombe Entities described in Note 2, Acquisition. Except for termination of employment in certain circumstances following a change of control, the unvested portion of an award is forfeited upon any termination of employment. Under the terms of the awards, vesting is accelerated upon a change of control of the Company. If the vesting percentage is less than 100% on the vesting date, that percentage of the non-vested stock that does not vest as of the vesting date shall be forfeited.

On March 10, 2014, the Company granted 40,000 shares of non-vested stock that vest in proportion to the ratio that the Company's "Cumulative Net Non-GAAP EBITDA" achieved over a three-year performance period compares to the Cumulative Net Non-GAAP EBITDA goal of $10.5 million. All 40,000 non-vested shares had a grant date fair value of $3.93 per share. The first potential vesting date was the Company's earnings release date for its 2015 first fiscal quarter and each subsequent potential vesting date is each of the Company's quarterly earnings release dates thereafter through the release date for the first quarter of fiscal year 2017. Shares not vested as of the release date for the first quarter of fiscal year 2017 are forfeited. Except for termination of employment in certain circumstances following a change of control, the unvested portion of an award is forfeited upon any termination of employment. Under the terms of an award, vesting is partially accelerated and the award is converted to a time-vested award upon a change of control of the Company.

On April 8, 2013, the Company granted performance-based non-vested share awards for a total of 800,000 shares of Common Stock to various executive officers and employees of the Company that vest in proportion to the ratio that the Company's "Cumulative Net Non-GAAP EBITDA" achieved over a four-year performance period compares to the Cumulative Net Non-GAAP EBITDA goal of $14 million. All 800,000 non-vested shares had a grant date fair value of $3.14 per share. The first potential vesting date was the Company's earnings release date for its 2014 first fiscal quarter and each subsequent potential vesting date is each of the Company's quarterly earnings release dates thereafter through the release date for the first quarter of fiscal year 2017. Shares not vested as of the release date for the first quarter of fiscal year 2017 are forfeited. Except for termination of employment in certain circumstances following a change of control, the unvested portion of an award is forfeited upon any termination of employment. Under the terms of an award, vesting is partially accelerated and the award is converted to a time-vested award upon a change of control of the Company.

Share-based compensation cost for performance-based non-vested share awards is measured at the grant date based on the fair value of shares expected to be earned at the end of the performance period, based on the closing market price of the Company’s common stock on the date of grant, and is recognized as expense using the straight-line method over the performance period based upon the probable number of shares expected to vest. The Company estimates and excludes compensation cost related to awards not expected to vest based upon estimated forfeitures. As a result of its evaluation performed during the fourth quarter of fiscal 2015, the Company does not currently believe it is probable that one-hundred percent of the performance conditions related to its outstanding performance-based non-vested share awards will be achieved. Based on this assumption, the Company recorded a reduction to expense of approximately $250,000 during the fourth quarter of fiscal 2015 to reflect revised estimates related to the ultimate number of shares expected to vest. During fiscal years 2015 and 2014, the Company recorded $170,000 of income and $631,000 of expense, respectively, in connection with performance-based non-vested share awards. As of January 2, 2016, there was an estimated $179,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to performance-based non-vested share awards. Unrecognized compensation cost as of January 2, 2016 related to performance-based non-vested share awards is expected to be recognized over a period of 15 months.

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

A summary of the option activity under the Company's Supplemental Stock Plan as of January 2, 2016 and changes during the fiscal year then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 3, 2015	82,600	$11.33
Forfeited/cancelled	(45,700)	$11.51

Outstanding at January 2, 2016	36,900	$11.11	1.4 years	$0

Options vested and exercisable at January 2, 2016	36,900	$11.11	1.4 years	$0

No awards have been granted under the Supplemental Stock Plan since it expired on May 23, 2010. There were no options exercised during fiscal year 2015 or fiscal year 2014. As of January 2, 2016 there was no remaining unrecognized compensation cost related to the unvested portion of stock options issued under the Supplemental Stock Plan.

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

Approximately $33,000, or $0.29 per share, related to the call option component was recorded as an increase to Additional paid in capital on the Consolidated Statements of Stockholders’ Equity for fiscal year 2015. For fiscal year 2015, approximately $168,000, or $1.49 fair value per share of the put feature, was recorded as share-based compensation expense in Selling, general and administrative expense on the Consolidated Statements of Operations and Comprehensive Loss. Approximately $372,000, or $3.30 per share, related to the market value of the shares subject to the Put Option as of the issue date was recorded as a reduction of Additional paid in capital on the Consolidated Statements of Stockholders’ Equity for fiscal year 2015.

In November 2015 the holder of the Put Option exercised the Put Option and the Company purchased approximately 90,000 shares at $4.50 for a total of approximately $405,000. As of January 2, 2016, the balance related to the liability component of the Put Option was approximately $102,000 and is included in Other accrued liabilities in the Consolidated Balance Sheets. In March 2016, the holder of the Put Option notified the Company of intent to exercise the Put Option with respect to the remaining shares subject to the Put Option. The Put Option expired on March 15, 2016.

EMPLOYEE STOCK PURCHASE PLAN

Under the Employee Stock Purchase Plan (ESPP), shares of the Company's common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first day of the enrollment period or on the last day of each six-month period over the subsequent two years. Employees may purchase shares through a payroll deduction program having a value not exceeding 15% of their gross compensation during an offering period. During fiscal years 2015 and 2014, the Company recognized net expense of $17,000 and $84,000, respectively, in accordance with FASB ASC 718 associated with the ESPP.

6. SUPPLEMENTAL BALANCE SHEET INFORMATION

Accrued payroll, bonuses and related expenses and Other accrued liabilities consist of the following (amounts in thousands):

	January 2, 2016	January 3, 2015

Accrued payroll, bonuses and related expenses
Accrued payroll	$448	$385
Accrued bonuses	3,205	2,482
Accrued payroll taxes	636	437
Accrued vacation	539	360
Accrued severance	–	100
Other	297	135
	$5,125	$3,899

Other accrued liabilities
Sales and value-added taxes payable	$478	$382
Lease termination liability	135	–
Put option liability	102	–
Accrued income taxes	376	–
Accrued professional fees	604	99
Other	229	505
	$1,924	$986

7. BUSINESS SEGMENTS, MAJOR CUSTOMERS AND SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

The Company identifies its segments based on the way management organizes the Company to assess performance and make operating decisions regarding the allocation of resources. In accordance with the criteria in FASB ASC 280 "Segment Reporting," the Company has concluded it has three reportable segments: the North America segment, the EMEA segment and the Strategic Alliances segment. The North America and EMEA segments are both single reportable, operating segments that encompass the Company’s operational, technology and software consulting services inside of North America and outside of North America, respectively. Both reportable segments offer management consulting, custom developed software, and technical services. The Strategic Alliances reportable segment is a single, reportable segment that includes the Company’s world-wide commercial activities undertaken with third-party service or solutions providers. The Farncombe Entities, acquired on July 22, 2015 are included in the EMEA segment.

Management evaluates segment performance based upon income (loss) from operations, excluding share-based compensation (benefits) and depreciation. There were no inter-segment revenues during fiscal years 2015 and 2014. In addition, in its administrative division, entitled "Not Allocated to Segments," the Company accounts for non-operating activity and the costs of providing corporate and other administrative services to all the segments, including, but not limited to, share-based compensation expense, depreciation expense, certain research and development costs, and costs related to the arbitration with the Company’s former Chief Executive Officer. See Note 13, Commitments and Contingencies, for additional discussion of the arbitration costs. Summarized financial information concerning the Company's reportable segments is shown in the following table (amounts in thousands):

	North America	EMEA	Strategic Alliances	Not Allocated to Segments	Total
As of and for the fiscal year ended January 2, 2016:
Revenues	$34,025	$43,844	$475	$–	$78,344
Income (loss) from operations	8,222	5,884	(2,982)	(17,330)	(6,206)
Total other income (expense)	–	–	–	(899)	(899)
Income (loss) before income tax provision	8,222	5,884	(2,982)	(18,229)	(7,105)
Depreciation	–	–	–	952	952
Total assets	$6,831	$9,725	$626	$24,177	$41,359

As of and for the fiscal year ended January 3, 2015:
Revenues	$34,660	$36,979	$36	$–	$71,675
Income (loss) from operations	9,057	6,908	(1,229)	(15,617)	(881)
Total other income (expense)	–	–	–	(1,651)	(1,651)
Income (loss) before income tax provision	9,057	6,908	(1,229)	(17,268)	(2,532)
Depreciation	–	–	–	628	628
Total assets	$7,398	$6,099	$3,030	$25,749	$42,276

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

In accordance with the provisions of FASB ASC 280-10, revenues earned in the United States and internationally based on the location where the services are performed are shown in the following table (amounts in thousands):

	Revenues
	Fiscal Year 2015	Fiscal Year 2014
United States	$34,511	$34,125
International:
United Kingdom	41,399	34,642
Other	2,434	2,908
Total	$78,344	$71,675

In accordance with the provisions of FASB ASC 280-10, long-lived assets, excluding intangible assets, by geographic area are shown in the following table (amounts in thousands):

	Long-Lived Assets
	January 2, 2016	January 3, 2015
United States	$2,611	$1,673
United Kingdom	346	230
France	12
Total	$2,969	$1,903

Major customers in terms of significance to Cartesian's revenues (i.e. in excess of 10% of revenues) for fiscal years 2015 and 2014 and accounts receivable as of January 2, 2016 and January 3, 2015 were as follows (amounts in thousands):

	Revenues
	Fiscal Year 2015		Fiscal Year 2014
	North America	EMEA	North America	EMEA
Customer A		$18,906		$21,995
Customer B		$16,243		$7,365
Customer C	$13,377		$11,851

	Accounts Receivable
	January 2, 2016	January 3, 2015
Customer A	$1,510	$2,112
Customer B	$3,577	$2,870
Customer C	$1,423	$2,783

Revenues from the Company's ten most significant customers accounted for approximately 87% and 84% of revenues in fiscal years 2015 and 2014, respectively.

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

8. PROPERTY AND EQUIPMENT

	January 2, 2016	January 3, 2015
	(In thousands)
Furniture and fixtures	$1,748	$1,725
Software and computer equipment	8,006	5,935
Leasehold improvements	1,500	1,522
	11,254	9,182
Less: Accumulated depreciation	8,743	7,890
	$2,511	$1,292

Depreciation expense on property and equipment was $952,000 and $628,000 for fiscal years 2015 and 2014, respectively.

9. INCOME TAXES

For fiscal years 2015 and 2014, income (loss) before income taxes consisted of the following (amounts in thousands):

	Fiscal Year 2015	Fiscal Year 2014
United States	$(9,321)	$(5,168)
Foreign	2,216	2,636
Total income (loss) before income taxes	$(7,105)	$(2,532)

For fiscal years 2015 and 2014, the income tax benefit (provision) consists of the following (amounts in thousands):

	Fiscal Year 2015	Fiscal Year 2014
Federal deferred tax expense, net	$(99)	$(99)
State deferred tax benefit (expense), net	42	(37)
Foreign current tax expense	(263)	-
Foreign deferred tax (expense) benefit, net	(266)	1,257
Total income tax (expense) benefit	$(586)	$1,121

During fiscal year 2015 the Company recorded an income tax provision of $0.6 million. The income tax provision is primarily related to the generation of pre-tax book income within the Company’s U.K. operations in addition to deferred taxes recognized on goodwill amortized for income tax purposes but not for financial reporting purposes. The Company recorded a current tax expense of $0.3 million during fiscal 2015 related to the generation of positive pre-tax book income within newly acquired U.K. entities which did not have net operating loss carryforwards to utilize. During fiscal 2014, there was no provision for current tax benefit (expense) recognized due to losses generated within the Company’s domestic operations and the utilization of U.K. net operating loss carryforwards.

The Company has reserved all of its domestic net deferred tax assets as of January 2, 2016 and January 3, 2015 with a valuation allowance in accordance with the provisions of FASB ASC 740, “Income Taxes,” which requires an estimation of the recoverability of the recorded income tax asset balances. As of January 2, 2016 and January 3, 2015, the Company had recorded $34.1 million and $32.1 million, respectively, of valuation allowances attributable to its domestic net deferred tax assets. The determination of recording and releasing valuation allowances against deferred tax assets is made, in part, pursuant to the Company’s assessment as to whether it is more likely than not that the Company will generate sufficient future taxable income against which benefits of the deferred tax assets may or may not be realized. Significant judgment is required in making estimates regarding the Company’s ability to generate income in future periods.

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

The Company had maintained a full valuation allowance against its U.K. deferred tax assets until the second quarter of 2014, when the Company reached the conclusion that it was appropriate to release the valuation allowance due to the sustained positive operating performance of its U.K. operations and the availability of expected future taxable income. The Company achieved a cumulative three-year positive pre-tax book income position within its U.K. operations. The Company also considered forecasts of future operating results and utilization of its U.K. net operating losses, which do not expire. As a result, the Company recorded a $1.8 million reversal of its deferred tax asset valuation allowance reserves in the second quarter of 2014.

The following is a reconciliation between the benefit (provision) for income taxes and the amounts computed based on loss before income taxes at the statutory federal income tax rate (amounts in thousands):

	Fiscal Year 2015		Fiscal Year 2014
	Amount	%	Amount	%
Computed expected federal income tax benefit	$2,413	34.0	$861	34.0
State income tax benefit, net of federal benefit	514	7.2	340	13.4
Rate differential on foreign operations	296	4.2	353	13.9
Forfeited vested stock options	(267)	(3.8)	(75)	(2.9)
Tax benefits associated with share-based awards	12	0.2	61	2.4
Adjustment to estimated tax loss carryforward	(226)	(3.2)	(434)	(17.1)
Change in statutory and applicable tax rates	(518)	(7.3)	681	26.9
Non-deductible expenses	(753)	(10.6)	(694)	(27.4)
Other	(26)	(0.4)	(3)	(0.1)
Change in valuation allowance	(2,031)	(28.6)	31	1.2
Total income tax (expense) benefit	$(586)	(8.3)	$1,121	44.3

The significant components of deferred income tax assets and the related balance sheet classifications, as of January 2, 2016 and January 3, 2015, are as follows (amounts in thousands):

	January 2, 2016	January 3, 2015
Current deferred tax assets (liabilities):
Accounts receivable	$67	$46
Accrued expenses	1,040	125
Valuation allowance	(1,027)	(100)
Current deferred tax assets	$80	$71

Non-current deferred tax assets (liabilities):
Goodwill and intangible assets	$1,143	$3,057
Share-based compensation expense	551	873
Net operating loss carryforward	29,894	27,178
Other	224	274
Foreign tax credit carryforward	1,006	1,006
Valuation allowance	(33,089)	(32,025)
Non-current deferred tax assets (liabilities)	$(271)	$363

The federal net operating loss carryforward as of January 2, 2016 is scheduled to expire as follows (amounts in thousands):

	Amount	Year
	$1,640	2020
	5,602	2023
	9,094	2024
	7,432	2025
	9,854	2026
	5,152	2027
	1,637	2028
	3,279	2030
	4,676	2031
	4,798	2032
	5,942	2033
	10,000	2034
	9,502	2035
Total	$78,608

As of January 2, 2016, the Company has a deferred tax asset of $2.6 million related to various state net operating loss carryforwards. These net operating losses expire at various times between 2016 and 2035. In addition, the Company has a deferred tax asset of $0.6 million related to foreign net operating loss carryforwards as of January 2, 2016, $0.5 million of which have no expiration date. As of January 2, 2016, the Company has net foreign tax credits of $1.0 million. If unutilized, the expiration of these foreign tax credits is $317,000 and $689,000 in fiscal years 2018 and 2019, respectively. The Company has not provided deferred taxes on undistributed earnings of foreign subsidiaries, because it is the Company's intention to reinvest these earnings indefinitely. The determination of the amount of deferred taxes related to investments in foreign subsidiaries that is essentially permanent in nature is not practicable.

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

As of January 2, 2016 and January 3, 2015, the Company had no recorded liability for uncertain tax positions.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2000. As of January 2, 2016, the Company has no income tax examinations in process.

10. FAIR VALUE MEASUREMENTS

The Company utilizes the methods of fair value measurement as described in FASB ASC 820, “Fair Value Measurements” to value its financial assets and liabilities, including the financial instruments issued in the transaction described in Note 3, Strategic Alliance and Investment by Elutions, Inc. and the contingent consideration liability described in Note 2, Acquisition. As defined in FASB ASC 820, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, FASB ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

Recurring Fair Value Measurements

The fair value of the Company’s Note and the Holder Redemption Option were determined using a binomial lattice model. (See Note 3, Strategic Alliance and Investment by Elutions, Inc., for further discussion of the Note and Holder Redemption Option.) The Holder Redemption Option was determined to be an embedded derivative liability that was required to be bifurcated and recorded as a liability.

The Company has classified the Holder Redemption Option and Note as Level 3 liabilities. Changes in the fair value of the Holder Redemption Option are recognized in the Consolidated Statements of Operations and Comprehensive Loss. The Company reassesses the fair value of this liability on a quarterly basis. Based on that assessment, the Company recognized increases of $615,000 and $60,000 in the fair value of this liability during the fiscal years ended January 2, 2016 and January 3, 2015, respectively. To determine the fair value of the Holder Redemption Option, management evaluates assumptions that require significant judgment. Changes in certain inputs to the valuation model, including the Company’s period end stock price and stock volatility, can have a significant impact on the estimated fair value. The fair value recorded for the Holder Redemption Option may vary significantly from period to period. This variability may result in the actual liability for a period either above or below the estimates recorded in the Company’s consolidated financial statements, resulting in significant fluctuations in other income (expense) as a result of the corresponding non-cash gain or loss recorded. The model requires the following inputs: (i) price of the Company’s common stock; (ii) the expected life of the instrument or derivative; (iii) risk-free interest rate; (iv) estimated dividend yield, and (v) estimated stock volatility. Assumptions used in the calculation require significant management judgment.

The following table sets forth the Level 3 inputs to the binomial lattice model that were used to determine the fair value of the Note and the Holder Redemption Option:

	January 2, 2016	January 3, 2015
Common stock price	$2.22	$4.25
Dividend yield	0.0%	0.0%
Expected term	0.75 years	1.75 years
Risk-free interest rate	1.3%	1.5%
Estimated stock volatility	45.0%	45.0%

In addition, the Company determined that the provision of the Note that permits Cartesian Limited to prepay the Note after 18 months if the trading price of the Company’s common stock exceeds $5.50 per share for a specified period of time is an embedded derivative asset that requires bifurcation (the “Issuer Call Option”). As of January 2, 2016 and January 3, 2015, the fair value of the Issuer Call Option was determined to be immaterial.

Because the Company measures the Holder Redemption Option at fair value on a recurring basis, transfers, if any, between the levels of the fair value hierarchy are recognized at the end of the fiscal quarter in which the change in circumstances that caused the transfer occurred. There were no transfers between Level 1, 2 or 3 liabilities during fiscal years 2015 or 2014.

In connection with the acquisition of the Farncombe Entities, the Company recorded a liability related to the Earn-Out portion of the purchase consideration. See Note 2. Acquisition, for further discussion of the Earn-Out liability. The Company has classified the Earn-Out liability as a Level 3 liability and the fair value of the Earn-Out liability will be evaluated each reporting period and changes in its fair value will be included in the Company’s results of operations. The fair value of the Earn-Out liability was calculated using a Monte Carlo simulation using a risk-adjusted discount rate applied to management’s estimate of forecasted revenues that are eligible under the Earn-Out as described in the Purchase Agreement. To determine the fair value of the Earn-Out liability, management evaluates assumptions that require significant judgment. Changes in certain inputs to the valuation model, including the Company’s estimate of future revenues, can have a significant impact on the estimated fair value. The fair value recorded for the Earn-Out liability may vary significantly from period to period. This variability may result in the actual liability for a period either above or below the estimates recorded in the Company’s Consolidated Financial Statements, resulting in significant fluctuations in results of operations as a result of the corresponding non-cash gain or loss recorded.

Because the Company measures the Earn-Out liability at fair value on a recurring basis transfers, if any, between the levels of the fair value hierarchy are recognized at the end of the fiscal quarter in which the change in circumstances that caused the transfer occurred. There were no transfers between Level 1, 2 or 3 liabilities during the fiscal years ended January 2, 2016 or January 3, 2015.

As of January 2, 2016 and January 3, 2015, liabilities recorded at fair value on a recurring basis consist of the following (in thousands):

		Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
	Total	Level 1	Level 2	Level 3
January 2, 2016:
Holder Redemption Option	$952	$–	$–	$952

Earn-Out Liability	$2,176	$–	–	$2,176

January 3, 2015:
Holder Redemption Option	$337	$–	$–	$337

The following table summarizes the year-to-date changes to the fair value of the Holder Redemption Option and Earn-Out liability, which are Level 3 liabilities (in thousands):

	Holder Redemption Option	Earn-Out Liability

Fair value at January 3, 2015	$337	$–
Initial fair value of Earn-Out liability		1,921
Increase in fair value	615	255
Fair value at January 2, 2016	$952	$2,176

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values because of the relatively short-term maturities of these financial instruments.

11. LEASE COMMITMENTS

The Company leases office facilities, computer equipment and office furniture under various operating leases expiring at various dates through October 2021.

Following is a summary of future minimum payments under operating leases that have initial or remaining non-cancellable lease terms at January 2, 2016 (amounts in thousands):

Fiscal Year	Operating Leases
2016	$1,093
2017	1,119
2018	933
2019	709
2020	621
Thereafter	549
Total minimum lease payments	5,024
Future minimum rentals to be received under non-cancellable subleases	-
Minimum lease payments net of amounts to be received under subleases	$5,024

Total rental expense, net of subtenant rents received, was approximately $1,808,000 and $1,214,000 for fiscal years 2015 and 2014, respectively, and was recorded in selling, general and administrative expenses. The Company recorded $171,000 and $218,000, respectively, in rental income from subtenants during fiscal years 2015 and 2014. Rents received from subtenants are recorded as an offset to rental expense.

In June 2015, the Company took steps to discontinue use of its leased facilities in McLean, Virginia. The space is leased under an operating lease with a term expiring in July 2019. It is comprised of 4,823 square feet. Although the Company has clients in this geographic market, projects are performed from either client sites or other Company locations, and thus the space is not required or used by Company employees, and specifically not used for revenue-generating activities. The property is vacant and currently being marketed as a sublease. We accounted for the discontinuation of use of this property in accordance with FASB ASC 420, “Exit or Disposal Cost Obligations” and as such recorded a liability of approximately $256,000 during the second fiscal quarter of fiscal 2015. Based on updated probability-weighted cash flow analysis performed as of January 2, 2016, an additional liability of $72,000 was recorded. As of January 2, 2016, a liability of $300,000 is recorded of which $135,000 is recorded in Other accrued liabilities and $165,000 is recorded in Other noncurrent liabilities in the Condensed Consolidated Balance Sheets. The expense related to this liability is recorded in Selling, general and administrative expense on the Consolidated Statements of Operations and Comprehensive Loss. The amounts recorded were calculated using probability-weighted cash flow analysis and represent the present value, calculated using a credit-adjusted risk free rate, of our remaining costs under the remaining term of the lease, net of estimated subleases we are likely to obtain.

12. LETTERS OF CREDIT

In connection with the leasing of office space, the Company provides security deposits in the form of two irrevocable letters of credit with financial institutions for the benefit of the respective landlords. As of both January 2, 2016 and January 3, 2015, the required, total collateral amount was $102,000. The collateral deposited for these letters of credit is included in "Other Noncurrent Assets" on the Company's Consolidated Balance Sheets as of January 2, 2016 and January 3, 2015. No obligation has been recorded in connection with the letters of credit on the Company's Consolidated Balance Sheets as of January 2, 2016 and January 3, 2015.

13. COMMITMENTS AND CONTINGENCIES

The Company is not subject to any material litigation, individually and in the aggregate, as of January 2, 2016. However, the Company may become involved in various legal and administrative actions arising in the normal course of business. These could include actions brought by taxing authorities challenging the employment status of consultants utilized by the Company. In addition, future customer bankruptcies could result in additional claims on collected balances for professional services near the bankruptcy filing date. When management has determined that it is probable that an asset has been impaired or a liability had been incurred related to an action, claim or assessment and the amount of loss can be reasonably estimated, the Company will record a liability for such estimated loss in the appropriate accounting period. The resolution of any of such actions, claims, or the matters described above may have an impact on the financial results for the period in which they occur.

During fiscal years 2013 and 2014, the Company recorded liabilities relating to a series of awards made by the arbitrator in a claim by a former executive officer of the Company for severance, attorneys’ fees and costs and pre-judgment interest. Based on the first interim ruling by the arbitrator in March 2014 finding that the Company was liable, the Company recorded a liability of $1.5 million for contractual severance at December 28, 2013. Based upon the arbitrator's second interim award in July 2014 finding that the executive officer was entitled to attorneys’ fees and costs and pre-judgment interest, the Company recorded an estimated additional liability of $1.4 million during the 13-weeks ended June 28, 2014. Based upon the arbitrator's final award in January 2015, as modified in February 2015, the Company recorded an additional liability of $0.5 million at January 3, 2015 related to the action. The final award amount was $1.7 million which was paid in the first quarter of fiscal 2015. All amounts awarded under the action have been paid by the Company and the matter is fully resolved.

During the first quarter of fiscal 2015, the Company renewed an agreement under which it had a commitment to purchase a minimum of $412,000 in computer software over a three-year period. As of January 2, 2016, the Company had an obligation of $275,000 remaining under this commitment.

In conjunction with the acquisition of the Farncombe Entities on July 22, 2015, the Company has recognized a liability of $2.2 million related to potential earn-out consideration payable to the former shareholders of the Farncombe Entities. See Note 2, Acquisition for a discussion of the earn-out consideration.

14. COMMON STOCK REPURCHASE PROGRAM

On June 3, 2015, the Company’s Board of Directors authorized an amendment to the Company’s previously announced stock repurchase program to extend the program through June 30, 2016. The program was initially authorized in February 2014 and authorized the Company to repurchase up to $2 million of Company common stock. Under the program, repurchases may be made by the Company from time to time in the open market or through privately negotiated transactions depending on market conditions, share price and other factors. The stock repurchase program may be modified or discontinued at any time by the Board of Directors. The Company expects to fund repurchases through cash on hand, future cash flow from operations and future borrowings. In order to facilitate repurchases, the Company entered into a Rule 10b5-1 plan, which permits stock repurchases when the Company might otherwise be precluded from doing so under insider trading laws or because of self-imposed trading blackout periods. During the fiscal year ended January 2, 2016, the Company purchased 64,923 shares under the stock repurchase program at an average cost of $2.44 per share. Through January 2, 2016, approximately $1,838,000 remained outstanding under the share repurchase program for future repurchases of Company common stock. There were no share repurchases under the share repurchase program during fiscal year 2014.

15. EMPLOYEE BENEFIT PLANS

The Company offers defined contribution plans to eligible employees. Such employees may contribute a percentage of their annual compensation in accordance with the plans’ guidelines. The plans provide for Company contributions that are subject to maximum limitations as defined by the plans. Company contributions to its defined contribution plans totaled $1.5 million and $1.4 million in the fiscal years ended January 2, 2016 and January 3, 2015, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedure

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. We have established a Disclosure Committee, consisting of certain members of management, to assist in this evaluation. The Disclosure Committee meets regularly on a quarterly basis, and as needed.

A review and evaluation was performed by our management, including our Chief Executive Officer (the "CEO”) and our Chief Financial Officer (the “CFO"), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures were effective as of January 2, 2016.

Management's Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of our CEO and CFO, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of January 2, 2016. We are currently transitioning our assessment of the effectiveness of internal control over financial reporting from the criteria outlined by the 1992 framework of the Committee of Sponsoring Organizations of the Treadway Commission to its 2013 framework. Our transition to the 2013 framework is substantially complete and we currently expect to transition fully to the 2013 framework during fiscal year 2016.

Management excluded from its evaluation of the Company’s internal control over financial reporting and disclosure controls and procedures any evaluation of the internal control over financial reporting of Farncombe France SARL, Farncombe Technology Limited, and Farncombe Engineering Services Limited which were acquired on July 22, 2015 and which constitute 7% of total consolidated assets, less than 1% of consolidated net assets, and 8% of total consolidated revenues of the Company and its subsidiaries as of and for the fiscal year ended January 2, 2016 and the net income related to the Farncombe Entities was 6% of the consolidated net loss of the Company and its subsidiaries for the fiscal year ended January 2, 2016.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth fiscal quarter ended January 2, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company's definitive Proxy Statement for its 2016 Annual Meeting of Stockholders (the "Proxy Statement") contains, under the captions "Election of Directors," "Corporate Governance," "Executive Officers," “Submission of Stockholder Proposals and Nominations” and "Section 16(a) Beneficial Ownership Reporting Compliance" the information required by Item 10 of this Form 10-K, which information is incorporated herein by this reference.

ITEM 11.	EXECUTIVE COMPENSATION

The Proxy Statement contains under the captions “Corporate Governance - Non-Employee Director Compensation” and “Executive Compensation,” the information required by Item 11 of this Form 10-K, which information is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Proxy Statement contains under the captions "Security Ownership of Management and Certain Beneficial Owners" certain of the information required by Item 12 of this Form 10-K, which information is incorporated herein by this reference.

The following table provides information as of January 2, 2016 with respect to shares of the Company’s common stock that may be issued under the Company’s equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
PLANS APPROVED BY SECURITY HOLDERS
- Equity Plan	444,553	$8.06	804,985	(1)
- Employee Stock Purchase Plan			287,982	(2)
PLANS NOT APPROVED BY SECURITY HOLDERS
- 2000 Supplemental Stock Plan	36,900	$11.11

(1)	The number of shares available for future issuance excludes outstanding stock options and unvested restricted stock awards.
(2)	Shares that may be purchased under the 1999 Employee Stock Purchase Plan, including shares subject to purchase during the current purchase period.

For an additional discussion of our equity compensation plans, see Item 8, "Consolidated Financial Statements," Note 5, "Share-Based Compensation."

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

CARTESIAN, INC.

By:	/s/ PETER H. WOODWARD
PETER H. WOODWARD
CHIEF EXECUTIVE OFFICER

/s/ JOHN C. FERRARA
JOHN C. FERRARA
CHIEF FINANCIAL OFFICER

Date: April 1, 2016

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Peter H. Woodward as his attorney-in-fact, with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments to said Report.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ PETER H. WOODWARD	Chief Executive Officer (Principal executive officer and Director),	April 1, 2016
Peter H. Woodward

/s/ JOHN C. FERRARA	Chief Financial Officer (Principal financial officer and principal accounting officer)	April 1, 2016
John C. Ferrara

/s/ ROBERT J. CURREY	Chairman of the Board	April 1, 2016
Robert J. Currey

/s/ DONALD E. KLUMB	Director	April 1, 2016
Donald E. Klumb

/s/ DAVID MAHONEY	Director	April 1, 2016
David Mahoney

/s/ MICKY K. WOO	Director	April 1, 2016
Micky K. Woo

INDEX TO EXHIBITS

The following is a list of exhibits filed or furnished as part of this report.

Exhibit
Number	Description of Document
Exhibit 2.1	Share Purchase Agreement, dated July 22, 2015, among Cartesian, Inc. and the Sellers referenced therein, for the acquisition of the Farncombe Entities, filed as exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2015 is incorporated herein by reference as Exhibit 2.1.*

3.1	Amended and Restated Certificate of Incorporation, as amended, filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2014 (File No. 001-34006), is incorporated herein by reference as Exhibit 3.1.

3.2	Amended and Restated Bylaws, filed as Exhibit 3.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 18, 2014 (File No. 001-34006), are incorporated herein by reference as Exhibit 3.2.

4.1	Specimen Common Stock Certificate, filed as Exhibit 4.1 to the Company's Form 10-Q for the quarter ended June 28, 2014 (File No. 001-34006) filed with the Securities and Exchange Commission, is incorporated herein by reference as Exhibit 4.1.

4.2	Registration Rights Agreement, dated February 12, 1998, among the Company and certain holders of the Company's common stock (the "Registration Rights Agreement"), filed as Exhibit 10.1 to the Registration Statement on Form S-1 originally filed September 20, 1999 (Registration No. 333-87383), as amended (the "1999 S-1 Registration Statement"), is incorporated herein by reference as Exhibit 4.2.

4.3	Amended and Restated Rights Agreement, dated as of July 19, 2010, by and between the Company and Computershare Trust Company N.A., filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2010 (File No. 001-34006), is incorporated herein by reference as Exhibit 4.3.

4.4	Form of Rights Certificate, filed as Exhibit B to the Amended and Restated Rights Agreement filed as Exhibit 4.1 to the Company's Current Report on Form 8-K with the Securities and Exchange Commission on July 19, 2010 (File No. 001-34006), is incorporated herein by reference as Exhibit 4.4.

4.5	Amendment No. 1, dated February 25, 2014, to the Amended and Restated Rights Agreement, dated as of July 19, 2010, by and between the Company and Computershare Trust Company, N.A., filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2014 (File No. 001-34006), is incorporated herein by reference as Exhibit 4.5.

4.6	Secured Loan Note Deed dated March 18, 2014, issued by Cartesian Limited to Elutions Capital Ventures S.à r.l in the principal amount of US$3,268,664, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2014 (File No. 001-34006), is incorporated herein by reference as Exhibit 4.6.

4.7	Amended and Restated Common Stock Purchase Warrant (Commercial Incentive) dated May 8, 2014, between the Company and Elutions, Inc., filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9 2014 (File No. 001-34006), is incorporated herein by reference as Exhibit 4.7.

4.8	Amended and Restated Common Stock Purchase Warrant (Tracking) dated May 8, 2014, between the Company and Elutions, Inc., filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2014 (File No. 001-34006), is incorporated herein by reference as Exhibit 4.8.

4.9	Registration Rights Agreement dated March 18, 2014 between the Company and Elutions, Inc., filed as Exhibit 4.4 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 19, 2014 (File No. 001-34006), is incorporated herein by reference as Exhibit 4.9.

10.1	Registration Rights Agreement, dated February 12, 1998. (See Exhibit 4.2).

10.2	Form of Indemnification Agreement between the Company and each of its Directors and Officers, filed as Exhibit 10.2 to the 1999 S-1 Registration Statement, is incorporated herein by reference as Exhibit 10.2.(1)

10.3	1998 Equity Incentive Plan (amended and restated June 18, 2014), filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2014 (File No. 001-34006), and the Form of Agreements thereunder, filed in Exhibit 10.3 to the 1999 S-1 Registration Statement, are incorporated herein by reference as Exhibit 10.3.(1)

10.4	Employee Stock Purchase Plan, as amended and restated effective June 14, 2013, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2013 (File No. 001-34006), and the Form of Agreements thereunder, filed in Exhibit 10.4 to the 1999 S-1 Registration Statement, are incorporated herein by reference as Exhibit 10.4.(1)

10.5	2000 Supplemental Stock Plan and Form of Agreements thereunder, filed as Exhibit 10.16 to the Company's Form 10-K for the fiscal year ended December 30, 2000 (File No. 000-27617), is incorporated herein by reference as Exhibit 10.5.(1)

10.6	Employment Agreement between the Company and Richard Nespola, dated January 5, 2004, filed as Exhibit 10.19 to the Company's Form 10-K for the fiscal year ended January 3, 2004 (File No. 000-27617), is incorporated herein by reference as Exhibit 10.6.(1)

10.7	Third Amended Lease Agreement between NewTower Trust Company Multi-Employer Property Trust and the Company, dated August 30, 2005, filed as Exhibit 10.10 to the Company's Form 10-K for the fiscal year ended December 30, 2006 (File No. 000-27617), is incorporated herein by reference as Exhibit 10.7.

10.8	Third Additional Space Commencement Date Agreement between NewTower Trust Company Multi-Employer Property Trust and the Company, dated February 28, 2006, filed as Exhibit 10.9 to the Company's Form 10-K for the fiscal year ended December 30, 2006 (File No. 000-27617), is incorporated herein by reference as Exhibit 10.8.

10.9	Lease Agreement between Cartesian Limited and Sun Life Assurance Company of Canada (U.K.) Limited, dated November 23, 2000, filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 2007 (File No. 000-27617), is incorporated herein by reference as Exhibit 10.9.

10.10	Fourth Amendment to Lease between NewTower Trust Company Multi-Employer Property Trust and the Company, dated July 10, 2007, filed as Exhibit 10.16 to the Company's Form 10-K for the fiscal year ended December 27, 2007 (File No. 000-27617), is incorporated herein by reference as Exhibit 10.10.

10.11	Fifth Amendment to Lease between NewTower Trust Company Multi-Employer Property Trust and the Company, dated May 19, 2008, filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 28, 2008 (File No. 000-27617), is incorporated herein by reference as Exhibit 10.11.

10.12	Registration Rights Agreement, dated March 18, 2014. (See Exhibit 4.9).

10.13	Lease between Two Financial Center, LLC and the Company, dated August 16, 2010, filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended October 2, 2010 (File No. 001-34006), is incorporated herein by reference as Exhibit 10.13.

10.14	Deed of Variation of the lease between EPO (Norman) Limited, EPO (Norman 2) Limited and the Company, dated September 30, 2010, filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended October 2, 2010 (File No. 001-34006), is incorporated herein by reference as Exhibit 10.14.

10.15	Employment Agreement between Cambridge Strategic Management Group, Inc. and Susan Simmons dated October 20, 2006, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-34006), is incorporated herein by reference as Exhibit 10.15.(1)

10.16	Amended and Restated Employment Agreement dated September 16, 2014, between the Company and Donald E. Klumb, filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 27, 2014 (File No. 001-34006) filed with the Securities and Exchange Commission, is incorporated herein by reference as Exhibit 10.16.(1)

10.17	CSMG 2012 SVP/Managing Director Bonus Plan, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, is incorporated herein by reference as Exhibit 10.17.(1)

10.18	Form of Restricted Stock Award Agreement, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 2013 (File No. 001-34006), is incorporated herein by reference as Exhibit 10.18.(1)

10.19	Employment Agreement between the Company and James R. Baker dated January 1, 2010, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2013 (File No. 001-34006), is incorporated herein by reference as Exhibit 10.19.(1)

10.20	Sixth Amendment to Lease between MEPT Lighton Plaza LLC and the Company, dated February 15, 2013, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2013 (File No. 001-34006), is incorporated herein by reference as Exhibit 10.20.

10.21	First Amendment to Lease between SG 2007-FL14 NJOP Holdings LLC and the Company, dated June 19, 2013, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 2013 (File No. 001-34006), is incorporated herein by reference as Exhibit 10.21.

10.22	Investment Agreement, dated February 25, 2014, by and between the Company and Elutions, Inc., filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2014 (File No. 001-34006), is incorporated herein by reference as Exhibit 10.22.

10.23	Amendment No. 1 to Investment Agreement, dated May 8, 2014, by and between the Company and Elutions, Inc., filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2014 (File No. 001-34006), is incorporated herein by reference as Exhibit 10.23.

10.24	Guaranty dated March 18, 2014 issued by the Company in favor of Elutions Capital Ventures S.à r.l., filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2014 (File No. 001-34006), is incorporated herein by reference as Exhibit 10.24.

10.25	Security Agreement dated March 18, 2014 between the Company and Elutions Capital Ventures S.à r.l., filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2014 (File No. 001-34006), is incorporated herein by reference as Exhibit 10.25.

10.26	Form of Restricted Stock Award, filed as Exhibit 10.29 to the Company's Form 10-K for the fiscal year ended December 28, 2013 (File No. 001-34006), is incorporated herein by reference as Exhibit 10.26.(1)

10.27	Incentive Compensation Award granted to Susan M. Simmons on June 17, 2014, filed as Exhibit 10.3 to the Company's Form 10-Q for the fiscal quarter ended June 28, 2014 (File No. 001-34006) filed with the Securities and Exchange Commission, is incorporated herein by reference as Exhibit 10.27.(1)

10.28	Separation Agreement, dated as of June 3, 2015, by and between Cartesian, Inc. and Donald E. Klumb, filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2015 (File No. 001-34006) is incorporated herein by reference as Exhibit 10.28. (1)

10.29	Consulting Agreement, dated as of June 4, 2015, by and between Cartesian, Inc. and Donald E. Klumb, filed as exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2015 (File No. 001-34006) is incorporated herein by reference as Exhibit 10.29. (1)

10.30	Cartesian, Inc. Equity Incentive Plan, filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2015 (File No. 001-34006) is incorporated herein by reference as Exhibit 10.30. (1)

10.31	Employment Agreement, dated as of June 3, 2015, by and between Cartesian, Inc. and Peter Woodward, filed as exhibit 10.3 to Amendment No. 1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2015 (File No. 001-34006) is incorporated herein by reference as Exhibit 10.31. (1)

10.32	Form of Stock Option Agreement, filed as exhibit 10.4 to Amendment No. 1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2015 (File No. 001-34006) is incorporated herein by reference as Exhibit 10.32. (1)

10.33	Office Lease Agreement between Nine Penn Center Associates, L.P. and the Company, dated April 29, 2015, filed as exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2015 (File No. 001-34006) filed with the Securities and Exchange Commission on August 18, 2015, is incorporated herein by reference as Exhibit 10.33.

10.34	First Amendment to Lease between Two Financial Center, LLC and the Company, dated May 24, 2015, filed as exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2015 (File No. 001-34006) filed with the Securities and Exchange Commission on August 18, 2015, is incorporated herein by reference as Exhibit 10.34.

10.35	Employment Agreement, dated as of September 29, 2015, by and between Cartesian, Inc. and John C. Ferrara, filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2015 (File No. 001-34006) is incorporated herein by reference as Exhibit 10.35. (1)

10.36	Separation Agreement, dated as of September 29, 2015, by and between Cartesian, Inc. and Susan Simmons, filed as exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2015 (File No. 001-34006) is incorporated herein by reference as Exhibit 10.36. (1)

10.37	Consulting Agreement, effective as of October 5, 2015, by and between Cartesian, Inc. and Susan Simmons, filed as exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2015 (File No. 001-34006) filed with the Securities and Exchange Commission on November 17, 2015 is incorporated herein by reference as Exhibit 10.37. (1) **

21.1	List of subsidiaries of the Company, prepared pursuant to Item 601(b)(21) of Regulation S-K, is attached to this Form 10-K as Exhibit 21.1.

23.1	Consent of independent registered public accounting firm is attached to this Form 10-K as Exhibit 23.1.

24.1	Power of attorney (see signature page).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-K as Exhibit 31.1.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-K as Exhibit 31.2.

32.1	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-K as Exhibit 32.1.

101	101.INS XBRL Instance Document

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

