Form 10-Q
period 2016-04-02
Cartesian, Inc.
filed 2016-05-17
CIK 1094814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 2, 2016

or

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

As of May 6, 2016, Cartesian had outstanding 8,887,061 shares of common stock.

CARTESIAN, INC. INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CARTESIAN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 2,	January 2,
	2016	2016
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,074	$6,879
Accounts receivable, net	18,611	16,556
Inventory, net	625	625
Prepaid and other current assets	1,795	1,754
Total current assets	24,105	25,814

NONCURRENT ASSETS:
Property and equipment, net	2,502	2,511
Goodwill	10,871	11,071
Intangible assets, net	877	996
Deferred income tax assets	540	509
Other noncurrent assets	442	458
Total Assets	$39,337	$41,359

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$3,502	$3,253
Current borrowings	3,269	3,269
Liability for derivatives	879	952
Accrued payroll, bonuses and related expenses	5,075	5,125
Deferred revenue	1,133	1,551
Accrued acquisition consideration	57	327
Other accrued liabilities	2,217	1,924
Total current liabilities	16,132	16,401

NONCURRENT LIABILITIES:
Deferred income tax liabilities	807	780
Deferred revenue	307	407
Contingent consideration liability	1,928	2,176
Other noncurrent liabilities	757	952
Total noncurrent liabilities	3,799	4,315

COMMITMENTS AND CONTINGENCIES (Note 10)

TOTAL STOCKHOLDERS’ EQUITY	19,406	20,643
Total Liabilities and Stockholders’ Equity	$39,337	$41,359

See notes to unaudited condensed consolidated financial statements.

CARTESIAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

(unaudited)

	Thirteen Weeks Ended
	April 2,	April 4,
	2016	2015
Revenues	$20,317	$18,050
Cost of services	13,295	11,372
Gross Profit	7,022	6,678

Selling, general and administrative expenses (includes non-cash share-based compensation expense of $133 and $301 for the thirteen weeks ended April 2, 2016 and April 4, 2015, respectively)	7,766	7,306
Loss from operations	(744)	(628)
Other income (expense):
Interest expense, net	(60)	(60)
Change in fair value of warrants and derivative liabilities	73	(125)
Incentive warrants expense	(7)	(38)
Total other income (expense)	6	(223)
Loss before income taxes	(738)	(851)
Income tax provision	(142)	(170)
Net loss	(880)	(1,021)
Other comprehensive loss:
Foreign currency translation adjustment	(497)	(681)
Comprehensive loss	$(1,377)	$(1,702)

Net loss per common share:
Basic and Diluted	$(0.10)	$(0.13)

Weighted average shares used in calculation of net loss per common share
Basic and Diluted	8,643	8,090

See notes to unaudited condensed consolidated financial statements.

CARTESIAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	For the Thirteen Weeks Ended
	April 2,	April 4,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(880)	$(1,021)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	245	220
Amortization of intangible assets	89	–
Share-based compensation	133	301
Deferred tax expense (benefit)	(17)	170
Change in fair value of warrants and derivative liabilities	(73)	125
Fair value adjustment to contingent consideration	(248)	–
Incentive warrants expense	7	38
Other changes in operating assets and liabilities:
Accounts receivable, net	(2,280)	2,504
Prepaid and other assets	(45)	(290)
Trade accounts payable	360	528
Deferred revenue	(484)	772
Accrued severance liability and related costs	–	(1,694)
Accrued liabilities	140	54

Net cash (used in) provided by operating activities	(3,053)	1,707

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisition, net of cash acquired	(270)	–
Acquisition of property and equipment	(288)	(370)

Net cash used in investing activities	(558)	(370)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	–	(92)

Net cash used in financing activities	–	(92)

Effect of exchange rate on cash and cash equivalents	(194)	(405)

Net (decrease) increase in cash and cash equivalents	(3,805)	840
Cash and cash equivalents, beginning of period	6,879	12,999
Cash and cash equivalents, end of period	$3,074	$13,839

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$64	$63
Non-cash investing and financing transactions:
Accrued property and equipment additions	$275	$317

See notes to unaudited condensed consolidated financial statements.

CARTESIAN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Reporting

The condensed consolidated financial statements and accompanying notes of Cartesian, Inc. and its subsidiaries ("Cartesian," "we," "us," "our" or the "Company") as of April 2, 2016, and for the thirteen weeks ended April 2, 2016 and April 4, 2015, are unaudited and reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the Company’s condensed consolidated financial position, results of operations, and cash flows as of these dates and for the periods presented. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Consequently, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements nor those normally made in the Company’s Annual Report on Form 10-K. Accordingly, reference should be made to the Company’s annual consolidated financial statements and notes thereto for the fiscal year ended January 2, 2016, included in the 2015 Annual Report on Form 10-K (“2015 Form 10-K”) for additional disclosures, including a summary of the Company’s accounting policies. The Condensed Consolidated Balance Sheet as of January 2, 2016 included in this report has been derived from the audited Consolidated Balance Sheet at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Company has evaluated subsequent events for recognition or disclosure through the date these unaudited condensed consolidated financial statements were issued.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the thirteen weeks ended April 2, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

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

Managed Services Implementation Revenues and Costs - Managed service arrangements provide for the delivery of a software or technology based solution to clients over a period of time without the transfer of a license or a software sale to the customer. For long-term managed service agreements, implementation efforts are often necessary to develop the software utilized to deliver the managed service. Costs of such implementation efforts may include internal and external costs for coding or customizing systems and costs for conversion of client data. The Company may invoice its clients for implementation fees at the go-live date of the underlying software. Lump sum implementation fees received from clients are initially deferred and recognized on a pro-rata basis as services are provided. Specific, incremental and direct costs of implementation incurred prior to the services going live are deferred pursuant to FASB ASC 605-35-25 and amortized over the period that the related ongoing services revenue is recognized to the extent that the Company believes the recoverability of the costs from the contract is probable. If a client terminates a managed services arrangement prior to the end of the contract, a loss on the contract may be recorded, if applicable, and any remaining deferred implementation revenues and costs would then be recognized into earnings generally over the remaining service period through the termination date. During the thirteen weeks ended April 4, 2015, implementation costs of $97,000 related to managed service contracts were deferred. No costs were deferred during the thirteen weeks ended April 2, 2016. Unamortized deferred implementation costs were $140,000 and $229,000 as of April 2, 2016 and January 2, 2016, respectively.

Research and Development and Software Development Costs - During the thirteen weeks ended April 2, 2016 and April 4, 2015, software development costs of $122,000 and $208,000, respectively, were expensed as incurred. During the thirteen weeks ended April 2, 2016 and April 4, 2015, $147,000 and $177,000 of internal use software development costs were capitalized, respectively.

Foreign Currency Transactions and Translation - Cartesian Limited, the international operations of Cambridge Strategic Management Group, Inc., Farncombe France SARL, Farncombe Technology Limited, and Farncombe Engineering Services Limited conduct business primarily denominated in their respective local currency, which is their functional currency. Assets and liabilities have been translated to U.S. dollars at the period-end exchange rates. Revenues and expenses have been translated at exchange rates which approximate the average of the rates prevailing during each period. Translation adjustments are reported as a separate component of other comprehensive loss in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Accumulated other comprehensive loss resulting from foreign currency translation adjustments totaled $6.0 million and $5.5 million as of April 2, 2016 and January 2, 2016, respectively, and is included in Total Stockholders’ Equity in the Condensed Consolidated Balance Sheets. Assets and liabilities denominated in other than the functional currency of a subsidiary are re-measured at rates of exchange on the balance sheet date. Resulting gains and losses on foreign currency transactions are included in the Company’s results of operations. During the thirteen weeks ended April 2, 2016 and April 4, 2015, realized and unrealized exchange losses of $74,000 and $168,000 were included in our results of operations, respectively.

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

In accordance with the provisions of FASB ASC 260, "Earnings per Share," the Company uses the treasury stock method for calculating the dilutive effect of employee stock options, non-vested shares and warrants. The employee stock options, non-vested shares and warrants will have a dilutive effect under the treasury stock method only when average market value of the underlying Company common stock during the respective period exceeds the assumed proceeds. For share-based payment awards with a performance condition, the Company must first use the guidance on contingently issuable shares in FASB ASC 260-10 to determine whether the awards should be included in the computation of diluted earnings per share for the reporting period. For all non-vested performance-based awards, the Company determines the number of shares, if any, that would be issuable at the end of the reporting period if the end of the reporting period were the end of the contingency period. In applying the treasury stock method, assumed proceeds include the amount, if any, the employee must pay upon exercise, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the options and the vesting of non-vested shares. For the thirteen weeks ended April 2, 2016 and April 4, 2015, approximately 7,000 shares and 207,389 shares, respectively, related to outstanding stock options, non-vested shares and warrants that otherwise would have been included in the diluted earnings per share calculation were not included because they would have been anti-dilutive due to our net loss for those periods.

Accounts Receivable - The Company has entered into agreements with third-party financial institutions under which it can selectively elect to transfer to the financial institutions accounts receivable with certain of the Company’s largest, international customers on a non-recourse basis.  These agreements give the Company optionality to convert outstanding accounts receivable to cash. For any transfer of accounts receivable under these agreements that qualifies as a sale, the Company applies the guidance in FASB ASC 860, “Transfers and Servicing – Sales of Financial Assets”, which requires the derecognition of the carrying value of those accounts receivable on the Condensed Consolidated Balance Sheets and recognition of a loss on the sale of an asset in operating expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss. The loss is determined at the date of transfer based upon the amount at which the accounts receivable are transferred less any fees, discounts and other charges provided under the agreements. During the thirteen weeks ended April 2, 2016 and April 4, 2015, $4.4 million and $5.8 million, respectively, in accounts receivable were transferred pursuant to these agreements which qualified as sales of receivables and the related carrying amounts were derecognized. The loss on the sale of these accounts receivable recorded in the Condensed Consolidated Statements of Operations and Comprehensive Loss was immaterial for the thirteen week periods ended April 2, 2016 and April 4, 2015. On April 22, 2016, the Company entered into a Factoring Agreement ("Factoring Agreement") with RTS Financial Service, Inc. ("RTS"). Pursuant to the terms of the Factoring Agreement, the Company may offer for sale, and RTS may purchase, certain accounts receivable of the Company on an account by account basis (such purchased accounts, the "Purchased Accounts"). Under the Factoring Agreement, upon purchase RTS becomes the absolute owner of the Purchased Accounts, which are payable directly to RTS, subject to certain repurchase obligations of the Company. See Note 13. Subsequent Event for further discussion of the Factoring Agreement.

Inventory – In accordance with the provisions of FASB ASC 330, “Inventory,” the Company’s inventory is stated at the lower of cost, using the first-in, first-out (FIFO) method, or fair value. As of April 2, 2016, the Company had $0.6 million in inventory, all of which was finished goods. All of the inventory was purchased in July 2014 from Elutions, Inc. (“Elutions”), which owns more than five percent of the outstanding shares of common stock of the Company. As provided for in the general framework agreement between the Company and Elutions (see Note 3, Strategic Alliance and Investment by Elutions, Inc.), if the Company had not sold 75% of such inventory acquired from Elutions within one year after acquisition, Elutions is required upon request of the Company to source its requirements for future projects in the U.S. and U.K. from such inventory subject to a 10% discount against the Company’s original purchase price of inventory until the Company has exhausted such inventory. The Company requested that Elutions source its requirements for future projects from the inventory that was acquired by the Company from Elutions in July 2014. ASC 330 requires inventory to be recorded at the lower of cost basis or market. The fair value of the inventory was determined using the indirect cost approach. Management continues to work with Elutions to utilize the inventory and changes in management’s expectations in future periods could further impact the net realizable value of the inventory.

Long-lived assets - The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets might not be recoverable in accordance with the provisions of FASB ASC 360, “Property, Plant and Equipment.” Management determined that there were no events or changes in circumstances during the thirteen weeks ended April 2, 2016 which indicated that long-lived assets needed to be reviewed for impairment during the period.

Recent Accounting Pronouncements – In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09, “Improvements to Employee Share-Based Payment Accounting”, which simplifies several aspects of the accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The ASU is effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective approach is required on the balance sheet by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. A retrospective or prospective approach can be used for the cash flow statement and a prospective approach is required for the statement of operations. The Company is currently evaluating the effects that the adoption of ASU 2016-09 will have on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases” which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective approach is required for all leases existing or entered into after the beginning of the earliest comparative period in the consolidated financial statements. The Company is currently evaluating the effects that the adoption of ASU 2016-02 will have on the Company’s consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-11 which requires entities to measure most inventory at the lower of cost and net realizable value thereby simplifying the existing guidance which required entities to measure inventory at the lower of cost or market. Under the current guidance, market is defined as replacement cost, net realizable value or net realizable value less a normal profit margin. The newly issued guidance eliminates the requirement to determine replacement cost and defines net realizable value as the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. This new guidance is effective for the Company beginning in fiscal 2017. The Company does not expect the adoption of this standard update will have a material effect on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, which provides guidance on a customer’s accounting for cloud computing costs. Under the ASU, a customer must determine whether a cloud computing arrangement contains a software license. If so, the customer would account for the fees related to the software license element in a manner consistent with how the acquisition of other software licenses is accounted for under current U.S. GAAP. If the arrangement does not contain a software license, the customer would account for the arrangement as a service contract. The ASU does not prescribe how to account for cloud computing arrangements deemed to be service contracts. An arrangement would contain a software license element if both of the following criteria are met: the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty; and it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software. The ASU is effective for annual periods (and interim periods therein) beginning after December 15, 2015. Entities may adopt the guidance retrospectively or prospectively to arrangements entered into, or materially modified, after the effective date. The Company prospectively adopted this guidance in its first quarter of fiscal 2016 and the adoption did not have a material impact on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The standard update resolves the diverse accounting treatment for these share-based payments by requiring that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The provisions of FASB ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company adopted this guidance in its first quarter of fiscal 2016 and the adoption did not have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This standard update clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The standard update intends to provide a more robust framework for addressing revenue issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; and provide more useful information to users of financial statements through improved disclosure requirements. Upon adoption of this standard update, we expect that the allocation and timing of revenue recognition will be impacted. In July 2015 the FASB voted to defer the effective date of this new standard by one year and to permit early adoption beginning as of the original effective date of the new standard. The provisions of FASB ASU 2014-09 will now be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and are to be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact that this standard update will have on its consolidated financial statements.

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

The total purchase price, subject to adjustment in accordance with the terms of the Purchase Agreement, was £4,360,620 pounds sterling (approximately US$6.8 million based on an exchange rate of £1.000 = US$1.556 as of July 21, 2015) comprised of:

•	Cash paid at the closing in the amount of £654,093 pounds sterling (approximately US$1.0 million based on an exchange rate of £1.000 = US$1.556 as of July 21, 2015) which was funded from our available cash on hand and represents 15% of the purchase price.

•	£1,308,186 pounds sterling (approximately US$2.0 million based on an exchange rate of £1.000 = US$1.556 as of July 21, 2015) settled by the issuance of 588,567 shares of Company common stock at the closing which equals 30% of the purchase price. The number of shares issued at the closing was calculated using a volume-weighted average share price for Company common stock on the Nasdaq Stock Market for the 30 days ending on the day before the date of the signing of the Purchase Agreement and based upon the average pounds sterling to dollar exchange rate recorded by the Financial Times for the 30 days ending on the day before the date of signing of the Purchase Agreement. The share price resulting from this calculation was £2.22 pounds sterling per share (US$3.46 per share).

•	Additional consideration in the amount of £654,093 pounds sterling (approximately US$1.0 million based on an exchange rate of £1.000 = US$1.556 as of July 21, 2015) which represents 15% of the purchase price, payable after the closing in accordance with the Purchase Agreement upon determination of the net working capital of the Farncombe Entities as prescribed in the Purchase Agreement, and as adjusted based upon the relative amounts of the net working capital of the Farncombe Entities as of May 31, 2015 and the closing and as compared to the target amount of net working capital as provided in the Purchase Agreement.

•	Earn-out consideration (the “Earn-Out”) which is potentially payable in cash and/or shares of Company common stock as elected by each Seller in the Purchase Agreement and represents 40% of the purchase price as described below

The aggregate amount potentially payable pursuant to the Earn-Out consists of cash in an amount up to £719,483 pounds sterling (approximately US$1.0 million based on an exchange rate of £1.000= US$1.438 as of April 2, 2016) and up to 461,055 shares of Company common stock (approximately £1,024,765 pounds sterling or US$1.5 million based on an exchange rate of £1.000= US$ 1.438 as of April 2, 2016) and based upon the value of the shares as described below. Amounts, if any, payable under the Earn-Out are based upon the amounts of specified revenues attributable to the Farncombe Entities after June 1, 2015 through July 22, 2017, as defined in the Purchase Agreement. Pursuant to the Purchase Agreement, the number of shares of Company common stock payable under the Purchase Agreement at the closing and pursuant to the Earn-Out was determined based on the volume weighted average share price for Company common stock on the Nasdaq Stock Market for the 30 days ending on the day before the date of signing of the Purchase Agreement and based upon the average pounds sterling to dollar exchange rate recorded by the Financial Times for the 30 days ending on the day before the date of signing of the Purchase Agreement.

In October 2015 the Company paid approximately $2.1 million to the former shareholders of the Farncombe Entities with respect to the consideration payable related to net working capital as adjusted pursuant to the Purchase Agreement. This represented payment of a portion of the purchase price in the amount of £654,093 pounds sterling (approximately US$1.0 million) payable in accordance with the Purchase Agreement along with an additional £743,753 pounds sterling (approximately US$1.1 million) related to the working capital adjustment for excess working capital under the Purchase Agreement. In March 2016, the Company paid additional amounts of approximately £184,000 and €12,000 (approximately US$0.3 million) to the former shareholders of the Farncombe Entities with respect to net working capital as adjusted. An immaterial amount remains under negotiation with the former shareholders of the Farncombe Entities related to net working capital as adjusted pursuant to the Purchase Agreement.

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

Purchase Price

The total purchase price transferred to effect the acquisition of the Farncombe Entities was as follows:

(in thousands)
Cash paid at closing	$1,015
Equity issued at closing	2,036
Fair value of contingent consideration	1,921
Working capital adjustment	2,485
Total purchase price	$7,457

Purchase Price Allocation

Total purchase consideration was allocated to the tangible and intangible assets and to liabilities assumed based on their respective acquisition-date fair values. The purchase price allocation is summarized in the following table:

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

The Company has classified the Earn-Out liability as a Level 3 liability and the fair value of the Earn-Out liability is evaluated each reporting period with changes in its fair value included in the Company’s results of operations. During the first quarter of fiscal 2016, the change in the fair value of the Earn-Out liability was a decrease of $248,000 which is included in Selling, general and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss for the thirteen weeks ended April 2, 2016. The balance of the earn-out liability as of April 2, 2016 and January 2, 2016 was $1,928,000 and $2,176,000, respectively, which is recorded as a non-current liability on the Condensed Consolidated Balance Sheets. See Note 9, Fair Value Measurements, for discussion of the determination of fair value of the Earn-Out liability.

If the Earn-out were to be achieved prior to the end of the Earn-out period, the former shareholders of the Farncombe Entities could request payment prior to the end of the Earn-out period. Management’s current expectations are that it will not be achieved within the next 12 months and therefore has classified the liability as non-current.

Pro Forma Financial Information

The following unaudited condensed pro forma financial information presents the results of operations as if the acquisition had taken place on the first day of fiscal 2015.  These amounts were prepared in accordance with the acquisition method of accounting under existing standards and are not necessarily indicative of the results of operations that would have occurred if our acquisition of the Farncombe Entities had been completed on the first day of fiscal 2015, nor are they indicative of our future operating results. Pro forma adjustments consist solely of an adjustment to record intangible amortization expense of $103,000 for the thirteen weeks ended April 4, 2015. The basic and diluted shares outstanding used to calculate the pro forma net loss per share amount presented below have been adjusted to assume shares issued at the closing of the acquisition of the Farncombe Entities were outstanding since the beginning of fiscal 2015.

Dollars in thousands except per share data	Thirteen Weeks Ended
April 4, 2015
Revenue	$22,012
Net loss	$(871)
Net loss per share	$(0.10)
Weighted-average shares used in calculation of pro forma net (loss) income per share:
Basic and diluted shares outstanding	8,679

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

Promissory Note

The Note issued at Closing by the Company's subsidiary, Cartesian Limited, in the aggregate original principal amount of $3,268,664, bears interest at the rate of 7.825% per year, payable monthly, and matures on March 18, 2019. The Note must be redeemed by Cartesian Limited upon notification by the holder at any time (the “Holder Redemption Option”) and may be prepaid by Cartesian Limited after 18 months if the trading price of the Company's common stock exceeds $5.50 per share for a specified period of time and may be prepaid by Cartesian Limited at any time after 30 months. The obligations of Cartesian Limited under the Note are guaranteed by the Company pursuant to a Guaranty entered into by the Company at Closing and are secured by certain assets relating to client contracts involving Elutions pursuant to a Security Agreement entered into by the Company and Elutions at Closing. Amounts outstanding under the Note may be applied to the exercise price of the Company's common stock under the Tracking Warrant. Upon occurrence of an event of default, the Note would bear interest at 9.825% per year and could be declared immediately due and payable. Interest expense was approximately $63,000 for each of the fiscal quarters ended April 2, 2016 and April 4, 2015.

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

The parties have agreed on a general framework for pursuing, entering into and implementing customer contracts, which includes providing for joint and separate client pursuits and marketing on an initial and ongoing basis, procedures for contracting with clients, procedures for interface between the parties, limited exclusivity requirements of Elutions relating to identified prospects and clients of the Company, intellectual property rights of Elutions to its products and related restrictions, restrictions regarding use of confidential information, limitations on liability of the parties, independent contractor status of the parties, limitations on publicity by the parties, and dispute resolution, including arbitration. The parties intend that specific pricing and allocation provisions and other specific commercial terms will be included in individual client statements of work, subject to mutually agreed gross margin requirements for the benefit of the Company. The parties also agreed to a framework for certain initial inventory orders and reorders by the Company from Elutions, and related commitments, timing and pricing procedures, when the Company is the prime contracting party under certain client statements of work. With respect to the required initial inventory order, the Company was required to purchase $3.0 million of inventory from Elutions upon receiving a booked order for Smart Building Services of a certain size from a customer. As a result of a customer agreement entered into by the Company, during the third quarter of fiscal 2014, the Company acquired $3.0 million in inventory from Elutions to fulfill its initial inventory commitment. As of April 2, 2016, the Company has not sold or licensed any of the initial inventory acquired from Elutions and has not acquired any additional inventory from Elutions.

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

Also under the Market Development Agreement, Elutions agreed to dedicate three full-time equivalent employees for the purpose of various functions related to the furtherance of the strategic alliance, and the Company agreed to fund the cost of the three full-time equivalent employees at a rate of $36,750 per month. Pursuant to the Market Development Agreement, the Company terminated the provision of the three full-time equivalent employees effective in March 2016. For the thirteen weeks ended April 2, 2016 and April 4, 2015, expense related to these dedicated employees was approximately $98,500 and $110,000, respectively. In connection with the customer agreement entered into by the Company in 2014, the Company entered into a subcontract with Elutions.

Under the subcontract, Elutions agreed to provide all services in accordance with the customer agreement except for project management services, to be provided by the Company. As of April 2, 2016, the Company estimates remaining license payments to Elutions under the subcontract are approximately $1.2 million over the term of the subcontract, with additional amounts potentially payable to Elutions based upon energy savings achieved by the customer. Such amounts are recorded as managed services implementation costs which are included in Other current assets on the Condensed Consolidated Balance Sheet. See Note 1, Basis of Reporting. Elutions also agreed in the subcontract to provide all equipment required under the customer agreement, and the Company agreed to advance to Elutions $400,000 of the equipment deployment cost. The advance amount was paid to Elutions during fiscal 2014. Elutions is required to repay the advanced amount plus interest at the rate of 5.5% per annum. The funds are netted directly from the customer’s annual payments. No annual payments to Elutions were required under the subcontract during either of the thirteen weeks ended April 2, 2016 or April 4, 2015. As of both April 2, 2016 and January 2, 2016, the balance remaining for the advance to Elutions was $300,000, of which $100,000 was included in Other current assets and $200,000 was included in Other noncurrent assets on the Condensed Consolidated Balance Sheets.

Accounting Treatment

The Holder Redemption Option was determined to be an embedded derivative liability that was required to be bifurcated and recorded as a liability.

In addition, the Company determined that the provision of the Note that permits Cartesian Limited to prepay the Note after 18 months if the trading price of the Company’s common stock exceeds $5.50 per share for a specified period of time is an embedded derivative asset that requires bifurcation (the “Issuer Call Option”). As of April 2, 2016 and January 2, 2016, the fair value of the Issuer Call Option was determined to be immaterial. The carrying value of the Note as of April 2, 2016 and January 2, 2016 was $3,269,000 and as of April 2, 2016 and January 2, 2016 the fair value of the Note was $3,034,000 and $3,004,000, respectively. The Incentive Warrant and Tracking Warrant are accounted for as equity instruments. See Note 9, Fair Value Measurements for discussion of the determination of fair values.

The vesting of the Incentive Warrant is contingent on services to be provided by Elutions and the achievement of performance conditions by Elutions. During the thirteen weeks ended April 2, 2016 and April 4, 2015, Elutions earned 4,086 and 24,786 vested shares, respectively, under the Incentive Warrant and the Company recognized $7,000 and $38,000 of expense related to these vested shares for the thirteen weeks ended April 2, 2016 and April 4, 2015, respectively.

4. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the thirteen weeks ended April 2, 2016 are as follows (in thousands):

	North
	America	EMEA	Total
Balance as of January 2, 2016	$3,947	$7,124	$11,071
Changes in foreign currency exchange rates	–	(200)	(200)

Balance as of April 2, 2016	$3,947	$6,924	$10,871

The Company evaluates goodwill for impairment on an annual basis on the last day of the first fiscal month of the fourth quarter and whenever events or circumstances indicate that these assets may be impaired. The Company performs its impairment testing for goodwill in accordance with FASB ASC 350, “Intangibles-Goodwill and Other.” As of the date of its most recent annual test as of October 31, 2015, management determined that no impairment of goodwill exists. Management determined that there were no events or changes in circumstances during the thirteen weeks ended April 2, 2016 which indicated that goodwill needed to be tested for impairment during the period.

The July 2015 acquisition of the Farncombe Entities resulted in $3.4 million of goodwill recorded in the Company’s EMEA reporting unit. The goodwill and intangible assets related to this acquisition are not deductible for foreign tax purposes. This acquisition is discussed further in Note 2, Acquisition.

The following table summarizes the changes in the major classes of intangible assets as of April 2, 2016 and January 2, 2016 (in thousands):

		Non-Compete	Customer
	Tradename	Agreements	Relationships	Total
Gross Carrying Amount:
Balance as of January 2, 2016	$86	$57	$1,055	$1,198
Changes in foreign currency exchange rates	(3)	(2)	(29)	(34)

Balance as of April 2, 2016	$83	$55	$1,026	$1,164

Accumulated Amortization:
Balance as of January 2, 2016	$(71)	$(5)	$(126)	$(202)
Changes in foreign currency exchange rates	1	–	3	4
Amortization expense	(13)	(3)	(73)	(89)

Balance as of April 2, 2016	$(83)	$(8)	$(196)	$(287)

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

Aggregate amortization expense related to intangible assets was $89,000 for the thirteen weeks ended April 2, 2016. There was no amortization expense recognized during the thirteen weeks ended April 4, 2015. The following table outlines the estimated future amortization expense related to amortizing intangible assets as of April 2, 2016.

(in thousands)
2016 (April 3, 2016 – December 31, 2016)	$229
2017	305
2018	305
2019	37
2020	1
$877

5. Share-Based Compensation

The Company issues stock option awards and non-vested share awards under its share-based compensation plans. The key provisions of the Company’s share-based compensation plans are described in Note 5, Share-Based Compensation, in the Notes to the Consolidated Financial Statements included in Item 8, Consolidated Financial Statements of the 2015 Form 10-K.

The Company recognized income tax benefits of $7,000 and $15,000 related to share-based compensation arrangements during the thirteen weeks ended April 2, 2016 and April 4, 2015, respectively.

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

Stock Options

Service-Based Stock Option Awards – A summary of the service-based stock option activity under the Equity Plan, as of April 2, 2016 and changes during the thirteen weeks then ended is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at January 2, 2016	244,553	$8.06
Exercised
Forfeited/cancelled	(15,540)	$10.52

Outstanding at April 2, 2016	229,013	$7.89

Options vested and expected to vest at April 2, 2016	224,013	$7.97

Options exercisable at April 2, 2016	204,012	$8.37

The Company did not grant any service-based stock option awards during the thirteen weeks ended April 2, 2016 or April 4, 2015. The Company recorded share-based compensation expense in connection with service-based stock option awards of $5,000 and $25,000 during the thirteen weeks ended April 2, 2016 and April 4, 2015, respectively. As of April 2, 2016, there was $14,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to service-based stock option awards, and this unrecognized expense is expected to be recognized over a weighted average period of 24 months. As of January 2, 2016, there was $20,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to service-based stock option awards.

Market Condition Stock Option Awards – A summary of the market condition stock option activity under the Equity Plan, as of April 2, 2016 and changes during the thirteen weeks then ended is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at January 2, 2016	200,000	$3.34

Outstanding at April 2, 2016	200,000	$3.34

Options vested and expected to vest at April 2, 2016	200,000	$3.34

Options exercisable at April 2, 2016	–	$–

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

During the thirteen weeks ended April 2, 2016 the Company recorded $65,000 of share-based compensation expense in connection with this market condition stock option award. As of April 2, 2016, there was $77,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to the market condition stock option award, and this unrecognized expense is expected to be recognized over a weighted average period of 8 months.

Non-vested Shares

Performance-Based Non-vested Share Awards – A summary of the status of performance-based non-vested share awards issued under the Equity Plan, as of April 2, 2016 presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value per share
Outstanding at January 2, 2016	250,215	$3.15

Outstanding at April 2, 2016	250,215	$3.15

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

On April 8, 2013, the Company granted performance-based non-vested share awards for a total of 800,000 shares of Common Stock to various executive officers and employees of the Company that vest in proportion to the ratio that the Company’s “Cumulative Net Non-GAAP EBITDA” achieved over a four-year performance period compares to the Cumulative Net Non-GAAP EBITDA goal of $14 million. All 800,000 non-vested shares had a grant date fair value of $3.14 per share. The first potential vesting date was the Company’s earnings release date for its 2014 first fiscal quarter and each subsequent potential vesting date is each of the Company’s quarterly earnings release dates thereafter through the release date for the first quarter of fiscal 2017. Shares not vested as of the release date for the first quarter of fiscal 2017 are forfeited. Except for termination of employment in certain circumstances following a change of control, the unvested portion of an award is forfeited upon any termination of employment. Under the terms of an award, vesting is partially accelerated and the award is converted to a time-vested award upon a change of control of the Company.

Share-based compensation cost for performance-based non-vested share awards is measured at the grant date based on the fair value of shares expected to be earned at the end of the performance period, based on the closing market price of the Company’s common stock on the date of grant, and is recognized as expense using the straight-line method over the performance period based upon the probable number of shares expected to vest. The Company estimates and excludes compensation cost related to awards not expected to vest based upon estimated forfeitures. During the thirteen weeks ended April 2, 2016 and April 4, 2015, the Company recorded $56,000 and $216,000, respectively, of share-based compensation expense in connection with performance-based non-vested share awards. As of April 2, 2016, based on management’s assessment of the probability of achievement of less than one-hundred percent of the performance condition, there was an estimated $0.2 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to performance-based non-vested share awards. Unrecognized compensation cost at April 2, 2016 related to performance-based non-vested share awards is expected to be recognized over a period of 12 months.

2000 Supplemental Stock Plan

A summary of the option activity under the Company’s 2000 Supplemental Stock Plan (the “Supplemental Stock Plan”) as of April 2, 2016 and changes during the thirteen weeks then ended is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at January 2, 2016	36,900	$11.11
Forfeited/cancelled	(5,700)	$12.02

Outstanding at April 2, 2016	31,200	$10.95

Options vested and exercisable at April 2, 2016	31,200	$10.95

No awards have been granted under the Supplemental Stock Plan since it expired on May 23, 2010. There is no remaining unrecognized compensation cost related to stock options issued under the Supplemental Stock Plan.

Put Option

In connection with the Company’s approval of the separation from service of the Company’s former Chief Executive Officer on June 3, 2015, the Company issued a put option to the former executive which grants him the option and right to sell to the Company up to 112,692 of his shares of the Company’s common stock owned on June 3, 2015 at $4.50 per share (the “Put Option”).

In March 2016 the holder of the Put Option exercised the Put Option and in April 2016, subsequent to the end of the first quarter of fiscal 2016, the Company purchased approximately 19,000 shares at $4.50 for a total of approximately $85,000. In 2015, the holder of the Put Option exercised the Put Option with respect to 90,036 shares. As of both April 2, 2016 and January 2, 2016, the balance related to the liability component of the Put Option was approximately $102,000 and is included in Other accrued liabilities in the Condensed Consolidated Balance Sheets. The Put Option expired on March 15, 2016.

6. Supplemental Balance Sheet Information

Accrued payroll, bonuses and related expenses and Other accrued liabilities consist of the following (amounts in thousands):

	April 2, 2016	January 2, 2016

Accrued payroll, bonuses and related expenses
Accrued payroll	$796	$448
Accrued bonuses	1,737	3,205
Accrued payroll taxes	1,444	636
Accrued vacation	851	539
Other	247	297
	$5,075	$5,125

Other accrued liabilities
Sales and value-added taxes payable	$752	$478
Lease termination liability	133	135
Put option liability	102	102
Accrued income taxes	528	376
Accrued professional fees	140	604
Other	562	229
	$2,217	$1,924

7. Business Segments and Major Customers

The Company identifies its segments based on the way management organizes the Company to assess performance and make operating decisions regarding the allocation of resources. In accordance with the criteria in FASB ASC 280, “Segment Reporting,” the Company has concluded it has three reportable segments: the North America segment, the EMEA segment and the Strategic Alliances segment. The North America and EMEA segments are both single reportable, operating segments that encompass the Company’s operational, technology and software consulting services inside of North America and outside of North America, respectively. Both reportable segments offer management consulting, custom developed software, and technical services. The Strategic Alliances reportable segment is a single, reportable segment that includes the Company’s world-wide commercial activities undertaken with third party service or solutions providers.

Management evaluates segment performance based upon income (loss) from operations, excluding share-based compensation (benefits) and depreciation. There were no inter-segment revenues during the thirteen weeks ended April 2, 2016 and April 4, 2015. In addition, in its administrative division, entitled “Not Allocated to Segments,” the Company accounts for non-operating activity and the costs of providing corporate and other administrative services to all the segments, including, but not limited to, share-based compensation expense, depreciation expense, and certain research and development costs. Summarized financial information concerning the Company’s reportable segments is shown in the following table (amounts in thousands):

	North America	EMEA	Strategic Alliances	Not Allocated to Segments	Total
As of and for the thirteen weeks ended April 2, 2016:
Revenues	$8,513	$11,702	$102	$–	$20,317
Income (loss) from operations	1,754	1,477	(76)	(3,899)	(744)
Total assets	$6,993	11,627	625	20,092	39,337

As of the fiscal year ended January 2, 2016
Total assets	$6,831	$9,725	$626	$24,177	$41,359

As of and for the thirteen weeks ended April 4, 2015:
Revenues	$7,918	$10,025	$107	$-	$18,050
Income (loss) from operations	1,789	2,072	(352)	(4,137)	(628)
Total assets	$6,647	$4,115	$3,000	$26,918	$40,680

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

In accordance with the provisions of FASB ASC 280-10, revenues earned in the United States and internationally based on the location where the services are performed are shown in the following table (amounts in thousands):

	For the Thirteen Weeks Ended
	April 2, 2016	April 4, 2015
United States	$8,715	$7,920
International:
United Kingdom	10,960	9,713
Other	642	417
Total	$20,317	$18,050

In accordance with the provisions of FASB ASC 280-10, long-lived assets, excluding intangible assets, by geographic area are shown in the following table (amounts in thousands):

	Long-Lived Assets
	April 2, 2016	January 2, 2016
United States	$2,585	$2,611
United Kingdom	347	346
France	12	12
Total	$2,944	$2,969

Major customers in terms of significance to Cartesian’s revenues (i.e. in excess of 10% of revenues) and accounts receivable were as follows (amounts in thousands):

	Revenues
	For the thirteen weeks		For the thirteen weeks
	ended April 2, 2016		ended April 4, 2015
	North America	EMEA	North America	EMEA
Customer A		$4,426		$4,142
Customer B	$3,273		$3,374
Customer C		3,005		$4,750

	Accounts Receivable
	As of April 2, 2016	As of April 4, 2015
Customer A	$3,812	$2,022
Customer B	$2,255	$2,573
Customer C	$2,544	$736

Revenues from the Company’s ten most significant customers accounted for approximately 83.2% and 90.8% of revenues during the thirteen weeks ended April 2, 2016 and April 4, 2015, respectively.

8. Income Taxes

During the thirteen weeks ended April 2, 2016 and April 4, 2015, the Company recorded an income tax provision of $142,000 and $170,000, respectively. The income tax provision for the thirteen weeks ended April 2, 2016 and April 4, 2015 is primarily related to the generation of pre-tax book income within the Company’s UK operations in addition to deferred taxes recognized on goodwill amortized for income tax purposes but not for financial reporting purposes.

The Company has reserved all of its domestic net deferred tax assets as of April 2, 2016 and January 2, 2016 with a valuation allowance in accordance with the provisions of FASB ASC 740, “Income Taxes,” which requires an estimation of the recoverability of the recorded income tax asset balances. As of April 2, 2016 and January 2, 2016, the Company has recorded $34.9 million and $34.1 million, respectively, of valuation allowances attributable to its domestic net deferred tax assets. The determination of recording and releasing valuation allowances against deferred tax assets is made, in part, pursuant to the Company’s assessment as to whether it is more likely than not that the Company will generate sufficient future taxable income against which benefits of the deferred tax assets may or may not be realized. Significant judgment is required in making estimates regarding the Company’s ability to generate income in future periods.

The Company analyzes its uncertain tax positions pursuant to the provisions of FASB ASC 740 “Income Taxes.” There was no material activity related to the liability for uncertain tax positions during the thirteen weeks ended April 2, 2016 and April 4, 2015, and the Company has determined it does not have any material uncertain tax positions requiring reserves at April 2, 2016.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2000. As of April 2, 2016, the Company has no income tax examinations in process.

9. Fair Value Measurements

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

The Company has classified the Holder Redemption Option and Note as Level 3 liabilities. Changes in the fair value of the Holder Redemption Option are recognized in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company reassesses the fair value of this liability on a quarterly basis. Based on that assessment, the Company recognized a decrease of $73,000 and an increase of $125,000 in the fair value of this liability during the thirteen weeks ended April 2, 2016 and April 4, 2015, respectively. To determine the fair value of the Holder Redemption Option, management evaluates assumptions that require significant judgment. Changes in certain inputs to the valuation model, including the Company’s period end stock price and stock volatility, can have a significant impact on the estimated fair value. The fair value recorded for the Holder Redemption Option may vary significantly from period to period. This variability may result in the actual liability for a period either above or below the estimates recorded in the Company’s consolidated financial statements, resulting in significant fluctuations in other income (expense) as a result of the corresponding non-cash gain or loss recorded. The model requires the following inputs: (i) price of the Company’s common stock; (ii) the expected life of the instrument or derivative; (iii) risk-free interest rate; (iv) estimated dividend yield, and (v) estimated stock volatility. Assumptions used in the calculation require significant management judgment.

The following table sets forth the Level 3 inputs to the binomial lattice model that were used to determine the fair value of the Note and the Holder Redemption Option:

	April 2, 2016	January 2, 2016
Common stock price	$2.23	$2.22
Dividend yield	0.0%	0.0%
Expected term	0.5 years	0.75 years
Risk-free interest rate	0.9%	1.3%
Estimated stock volatility	46.9%	45.0%

In addition, the Company determined that the provision of the Note that permits Cartesian Limited to prepay the Note after 18 months if the trading price of the Company’s common stock exceeds $5.50 per share for a specified period of time is an embedded derivative asset that requires bifurcation (the “Issuer Call Option”). As of April 2, 2016 and January 2, 2016, the fair value of the Issuer Call Option was determined to be immaterial.

Because the Company measures the Holder Redemption Option at fair value on a recurring basis, transfers, if any, between the levels of the fair value hierarchy are recognized at the end of the fiscal quarter in which the change in circumstances that caused the transfer occurred. There were no transfers between Level 1, 2 or 3 liabilities during the thirteen weeks ended April 2, 2016 or during the fiscal year ended January 2, 2016.

In connection with the acquisition of the Farncombe Entities, the Company recorded a liability related to the Earn-Out portion of the purchase consideration. See Note 2, Acquisition, for further discussion of the Earn-Out liability. The Company has classified the Earn-Out liability as a Level 3 liability and the fair value of the Earn-Out liability will be evaluated each reporting period and changes in its fair value will be included in the Company’s results of operations. The fair value of the Earn-Out liability was calculated using a Monte Carlo simulation using a risk-adjusted discount rate applied to management’s estimate of forecasted revenues that are eligible under the Earn-Out as described in the Purchase Agreement. To determine the fair value of the Earn-Out liability, management evaluates assumptions that require significant judgment. Changes in certain inputs to the valuation model, including the Company’s estimate of future revenues, can have a significant impact on the estimated fair value. The fair value recorded for the Earn-Out liability may vary significantly from period to period. This variability may result in the actual liability for a period either above or below the estimates recorded in the Company’s Consolidated Financial Statements, resulting in significant fluctuations in results of operations as a result of the corresponding non-cash gain or loss recorded.

Because the Company measures the Earn-Out liability at fair value on a recurring basis transfers, if any, between the levels of the fair value hierarchy are recognized at the end of the fiscal quarter in which the change in circumstances that caused the transfer occurred. There were no transfers between Level 1, 2 or 3 liabilities during the thirteen weeks ended April 2, 2016 or during the fiscal year ended January 2, 2016.

As of April 2, 2016 and January 2, 2016, liabilities recorded at fair value on a recurring basis consist of the following (in thousands):

		Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
	Total	Level 1	Level 2	Level 3
April 2, 2016:
Holder Redemption Option	$879	$–	$–	$879

Earn-Out Liability	$1,928	$–	–	$1,928
January 2, 2016:
Holder Redemption Option	$952	$–	$–	$952

Earn-Out Liability	$2,176	$–	–	$2,176

The following table summarizes the year-to-date changes to the fair value of the Holder Redemption Option and Earn-Out liability, which are Level 3 liabilities (in thousands):

	Holder Redemption Option	Earn-Out Liability

Fair value at January 2, 2016	$952	$2,176
Decrease in fair value	(73)	(248)
Fair value at April 2, 2016	$879	$1,928

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values because of the relatively short-term maturities of these financial instruments.

10. Commitments and Contingencies

The Company is not subject to any material litigation as of April 2, 2016. However, the Company may become involved in various legal and administrative actions arising in the normal course of business. These could include actions brought by taxing authorities challenging the employment status of consultants utilized by the Company. In addition, future customer bankruptcies could result in additional claims on collected balances for professional services near the bankruptcy filing date. When management has determined that it is probable that an asset has been impaired or a liability had been incurred related to an action, claim or assessment and the amount of loss can be reasonably estimated, the Company will record a liability for such estimated loss in the appropriate accounting period. The resolution of any of such actions, claims, or the matters described above may have an impact on the financial results for the period in which they occur.

During fiscal years 2013 and 2014, the Company recorded liabilities relating to a series of awards made by the arbitrator in a claim by a former executive officer of the Company for severance, attorneys’ fees and costs and pre-judgment interest. The final award amount was $1.7 million which was paid in the first quarter of fiscal 2015. All amounts awarded under the action have been paid by the Company and the matter is fully resolved. See Note 13, Commitments and Contingencies in the Notes to the Consolidated Financial Statements included in Item 8, Consolidated Financial Statements, of the 2015 Form 10-K.

During the first quarter of fiscal 2015, the Company renewed an agreement under which it had a commitment to purchase a minimum of $412,000 in computer software over a three-year period. During the first quarter of fiscal 2016, the Company amended the agreement to include an additional commitment of $95,000 over a two-year period. As of April 2, 2016, the Company had an obligation of $318,000 remaining under this commitment.

In conjunction with the acquisition of the Farncombe Entities on July 22, 2015, the Company has recognized a liability of $1,928,000 related to potential earn-out consideration payable to the former shareholders of the Farncombe Entities. See Note 2, Acquisition for a discussion of the earn-out consideration.

11. Common Stock Repurchase Program

On June 3, 2015, the Company’s Board of Directors authorized an amendment to the Company’s previously announced stock repurchase program to extend the program through June 30, 2016. The program was initially authorized in February 2014 and authorized the Company to repurchase up to $2 million of Company common stock. Under the program, repurchases may be made by the Company from time to time in the open market or through privately negotiated transactions depending on market conditions, share price and other factors. The stock repurchase program may be modified or discontinued at any time by the Board of Directors. The Company expects to fund repurchases through cash on hand, future cash flow from operations and future borrowings. In order to facilitate repurchases, the Company entered into a Rule 10b5-1 plan, which permitted stock repurchases when the Company might otherwise have been precluded from doing so under insider trading laws or because of self-imposed trading blackout periods. The rule 105b5-1 plan expired on March 1, 2016. The Company did not repurchase any shares under the stock repurchase program during the thirteen weeks ended April 2, 2016 or April 4, 2015. Through April 2, 2016, approximately $1,838,000 remained outstanding under the share repurchase program for future repurchases of Company common stock.

12. Exit and Disposal Activities

In fiscal 2015, the Company took steps to discontinue use of its leased facilities in McLean, Virginia. The space is leased under an operating lease with a term expiring in July 2019. It is comprised of 4,823 square feet. Although the Company has clients in this geographic market, projects are performed from either client sites or other Company locations, and thus the space is not required or used by Company employees, and specifically not used for revenue-generating activities. The property is vacant and currently being marketed as a sublease. We accounted for the discontinuation of use of this property in accordance with FASB ASC 420, “Exit or Disposal Cost Obligations” and as such recorded a liability during fiscal year 2015. As of April 2, 2016, a liability of $282,000 is recorded of which $134,000 is recorded in Other accrued liabilities and $148,000 is recorded in Other noncurrent liabilities in the Condensed Consolidated Balance Sheets. The amount recorded was calculated using probability-weighted cash flow analysis and represents the present value, calculated using a credit-adjusted risk free rate, of our remaining costs under the remaining term of the lease, net of estimated subleases we are likely to obtain.

13. Subsequent Event

On April 22, 2016, the Company entered into a Factoring Agreement ("Factoring Agreement") with RTS Financial Service, Inc. ("RTS"). Pursuant to the terms of the Factoring Agreement, the Company may offer for sale, and RTS may purchase, certain accounts receivable of the Company on an account by account basis (such purchased accounts, the "Purchased Accounts"). Under the Factoring Agreement, upon purchase RTS becomes the absolute owner of the Purchased Accounts, which are payable directly to RTS, subject to certain repurchase obligations of the Company.

RTS' fee for each Purchased Account is computed on a daily basis until the amount of the Purchased Account is paid to RTS, and equals the amount of the Purchased Account multiplied by the sum of the prime rate then in effect plus 6.49% divided by 360. Upon purchase of a Purchased Account, RTS will pay to the Company the amount of the Purchased Account, less a reserve of 20% of that amount, which reserve (less the daily fee) is payable to the Company upon collection of the Purchased Account by RTS.

The Company's obligations under the Factoring Agreement are secured by all present and future accounts receivable and related assets, equipment and inventory of the Company, other than to the extent such assets are pledged pursuant to certain existing agreements of the Company and other than assets of the Company's subsidiaries.

RTS may require the Company to repurchase a Purchased Account if the Company breaches any warranty or otherwise violates or defaults on any of its obligations under the Factoring Agreement or if the Purchased Account is not paid in full on or before the payment due date of such Purchased Account.

The Factoring Agreement has an initial term of 24 months and automatically renews for successive 12-month renewal periods unless terminated at the end of the initial term or renewal terms. The Company may terminate the Factoring Agreement at any time upon payment of an early termination fee or if RTS declines to purchase a specified percentage of accounts presented by the Company for purchase. RTS may terminate the Factoring Agreement upon 90 days notice to the Company and upon certain other events.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cartesian Inc. and its subsidiaries are referred to herein as “Cartesian”, “we,” “us,” “our” or the “Company”.

Cautionary Statement Regarding Forward-Looking Statements. In addition to historical information, this quarterly report contains forward-looking statements. Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements of assumptions underlying such statements, and statements of the Company’s or management’s intentions, hopes, beliefs, expectations or predictions of the future. Forward-looking statements can often be identified by the use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “could,” “intends,” “plans,” “estimates” or “anticipates,” variations thereof or similar expressions. Certain risks and uncertainties could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause a difference include, but are not limited to, our ability to successfully implement the strategic relationship with Elutions, Inc., conditions in the industry sectors that we serve, including the slowing of client decisions on proposals and project opportunities along with scope reduction of existing projects, overall economic and business conditions, our ability to retain the limited number of large clients that constitute a major portion of our revenues, our ability to protect client or Cartesian data or information systems from security breaches and cyber-attacks, technological advances and competitive factors in the markets in which we compete, foreign currency exchange rate fluctuations and the factors discussed in Item 1A. Risk Factors and the section entitled “Cautionary Statement Regarding Forward-Looking Information” in Item 1. of our Annual Report on Form 10-K for the fiscal year ended January 2, 2016 (“2015 Form 10-K”). Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date of this report. Except as may be required by applicable law, we undertake no obligation to revise, or publicly release the results of any revision to, these forward-looking statements. Readers should carefully review the cautionary statements contained in our 2015 Form 10-K and in other documents that we file from time to time with the Securities and Exchange Commission.

The following should be read in connection with Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented in our 2015 Form 10-K.

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

Sales and marketing expenses consist primarily of personnel salaries, bonuses, and related costs for direct client sales efforts and marketing staff. We primarily use a relationship sales model in which partners, principals and senior consultants generate revenues. In addition, sales and marketing expenses include costs associated with marketing collateral, product development, trade shows and advertising. General and administrative expenses consist mainly of costs for personnel, information technology, insurance, rent and outside professional services incurred in the normal course of business.

We are subject to a number of significant risks in the operation of our business, including operational, strategic, financial and regulatory risks. These include risks related to legal compliance, financial performance and condition, liquidity, concentration of credit, protection of our information technology networks and systems and intellectual property, counterparty credit and performance risk and other risks. Our Board of Directors has delegated to the Audit Committee, consisting solely of independent directors, the responsibility to oversee the assessment and management of the Company’s risks, including reviewing management’s risk assessment and risk management policies and procedures and steps management has taken to control material risk exposures. The Audit Committee is authorized to identify and discuss with management, the Board of Directors and the independent auditors the material risks faced by our business or which could impact our financial condition or performance, evaluate how those risks are managed and the quality and adequacy of our reporting with regard to them. Although we have processes and procedures to attempt to mitigate many of the risks that we face, there can be no assurance that such processes or procedures will be successful. For a discussion of certain risks relating to the Company, see Item 1A, "Risk Factors" and Part I, "Cautionary Statement Regarding Forward-Looking Information" in the 2015 Form 10-K.

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

Impairment of Goodwill and Long-lived Assets – As of April 2, 2016, we had $10.9 million in goodwill. Goodwill is subject to periodic review for impairment. FASB ASC 350 “Intangibles-Goodwill and Other” requires an evaluation of indefinite-lived intangible assets and goodwill annually and whenever events or circumstances indicate that such assets may be impaired. The first step is to compare the fair value of a reporting unit to its carrying value, including goodwill. The second step, if necessary, compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill. The evaluation is conducted at the reporting unit level. As of April 2, 2016, we had approximately $3.9 million and $6.9 million in goodwill allocated to the North America and EMEA reporting units, respectively.

Fair value of our reporting units is determined using a combination of the income approach and the market approach. The income approach uses a reporting unit’s projection of estimated cash flows discounted using a weighted-average cost of capital analysis that reflects current market conditions. We also consider the market approach to valuing our reporting units utilizing revenue and EBITDA multiples. We compare the results of our overall enterprise valuation as determined by the combination of the two approaches to our market capitalization. Significant management judgments related to these approaches include:

•	Anticipated future cash flows and terminal value for each reporting unit – The income approach to determining fair value relies on the timing and estimates of future cash flows, including an estimate of terminal value. The projections use management’s estimates of economic and market conditions over the projected period including growth rates in revenues and estimates of expected changes in operating margins. Our projections of future cash flows are subject to change as actual results are achieved that differ from those anticipated. Because management frequently updates its projections, we would expect to identify on a timely basis any significant differences between actual results and recent estimates.

•	Selection of an appropriate discount rate – The income approach requires the selection of an appropriate discount rate, which is based on a weighted average cost of capital analysis. The discount rate is affected by changes in short-term interest rates and long-term yields as well as variances in the typical capital structure of marketplace participants. The discount rate is determined based on assumptions that would be used by marketplace participants, and for that reason, the capital structure of selected marketplace participants was used in the weighted average cost of capital analysis. It is possible that the discount rate will fluctuate in the near term.

•	Selection of an appropriate multiple – The market approach requires the selection of an appropriate multiple to apply to revenues or EBITDA based on comparable guideline company or transaction multiples. It is often difficult to identify companies or transactions with a similar profile in regards to revenue, geographic operations, risk profile and other factors.

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

A change in the estimate of the remaining life of one or more identifiable intangible assets or the impairment of one or more identifiable intangible assets could have a material impact on our results of operations and financial condition. Our identifiable intangible assets' carrying value, net of amortization, was approximately $0.9 million as of April 2, 2016.

Revenue Recognition – We recognize revenues from time and materials consulting contracts in the period in which our services are performed. We recognized $7.1 million and $5.9 million in revenues from time and materials contracts during the thirteen weeks ended April 2, 2016 and April 4, 2015, respectively. In addition to time and materials contracts, we also enter into fixed fee contracts. We recognize revenues on milestone or deliverables-based fixed fee contracts and time and materials contracts not to exceed contract price using the percentage of completion-like method described by FASB ASC 605-35, “Revenue Recognition – Construction-Type and Production-Type Contracts.” For fixed fee contracts where services are not based on providing deliverables or achieving milestones, we recognize revenues on a straight-line basis over the period during which such services are expected to be performed. During the thirteen weeks ended April 2, 2016 and April 4, 2015, we recognized $13.1 million and $12.2 million in revenues on fixed fee contracts, respectively. In connection with some fixed fee contracts, we receive payments from customers that exceed recognized revenues. We record the excess of receipts from customers over recognized revenue as deferred revenue. Deferred revenue is classified as a current liability to the extent it is expected to be earned within twelve months from the date of the balance sheet.

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

Fair Value Measurement – We utilize the methods of fair value measurement as described in FASB ASC 820, “Fair Value Measurements” to value our financial assets and liabilities, including the financial instruments issued in the transaction described in Note 3, Strategic Alliance and Investment by Elutions, Inc. and the contingent consideration liability described in Note 2, Acquisitions in the Notes to the Condensed Consolidated Financial Statements (Unaudited) included in Item 1, Condensed Consolidated Financial Statements (Unaudited), of this report . As defined in FASB ASC 820, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, FASB ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

Accounting for Income Taxes – Accounting for income taxes requires significant estimates and judgments on the part of management. Such estimates and judgments include, but are not limited to, the effective tax rate anticipated to apply to tax differences that are expected to reverse in the future, the sufficiency of taxable income in future periods to realize the benefits of net deferred tax assets and net operating losses currently recorded and the likelihood that tax positions taken in tax returns will be sustained on audit. We account for income taxes in accordance with FASB ASC 740 “Income Taxes.” As required by FASB ASC 740, we record deferred tax assets or liabilities based on differences between financial reporting and tax basis of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. FASB ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of April 2, 2016, cumulative valuation allowances in the amount of $34.9 million were recorded in connection with domestic net deferred income tax assets.

As required by FASB ASC 740, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the guidance. Pursuant to FASB ASC 740, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As of April 2, 2016, we have no recorded liability for uncertain tax benefits.

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

Research and Development and Software Development Costs – Software development costs are accounted for in accordance with FASB ASC 985-20, “Software – Costs of Software to Be Sold, Leased, or Marketed” and FASB ASC 350-40, “Intangibles – Goodwill and Other – Internal-Use Software.” Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. We capitalize development costs incurred during the period between the establishment of technological feasibility and the release of the final product to customers if such costs are material. In addition, we capitalize software development costs for internal use software that we do not intend to market to third parties but use to deliver services. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, the date technological feasibility is reached, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. During the thirteen weeks ended April 2, 2016 and April 4, 2015, software development costs of $122,000 and $208,000, respectively, were expensed as incurred. During the thirteen weeks ended April 2, 2016 and April 4, 2015, $147,000 and $177,000 of internal use software development costs were capitalized, respectively.

Inventory – In accordance with the provisions of FASB ASC 330, “Inventory,” the Company’s inventory is stated at the lower of cost, using the first-in, first-out (FIFO) method, or fair value. As of April 2, 2016, the Company had $0.6 million in inventory, all of which was finished goods. All of the inventory was purchased in July 2014 from Elutions, which owns more than five percent of the outstanding shares of common stock of the Company. As provided for in the general framework agreement between the Company and Elutions (see Note 3, Strategic Alliance and Investment by Elutions, Inc. in the Notes to the Condensed Consolidated Financial Statements (Unaudited) included in Item 1, Condensed Consolidated Financial Statements (Unaudited), of this report), if the Company has not sold 75% of the inventory acquired from Elutions within one year after acquisition, Elutions is required upon request to source its requirements for future projects in the U.S. or U.K. from such inventory subject to a 10% discount against the Company’s purchase price until the Company has exhausted such inventory. In fiscal 2015, the Company requested that Elutions source its requirements for future projects from the inventory that was acquired by the Company from Elutions in July 2014. Management expects to continue to work with Elutions to utilize the inventory and changes in management’s expectations in future periods as the matter is resolved could impact the net realizable value of the inventory.

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

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED APRIL 2, 2016 COMPARED TO THIRTEEN WEEKS ENDED APRIL 4, 2015

REVENUES

Revenues increased $2.3 million, or 12.6%, to $20.3 million for the first quarter of fiscal 2016 from $18.1 million for the comparable period in the prior fiscal year. The increase in revenues was due to the acquisition of the Farncombe Entities in July 2015, which contributed $3.5 million in revenues during the first quarter of fiscal 2016. Excluding the Farncombe Entities, revenues were down $1.2 million, or 6.6%, in the first quarter of fiscal 2016 as compared to the same period of fiscal 2015. This decrease was primarily due to the impact of a $0.5 million unfavorable change in foreign currency translation rates applied to revenues in our EMEA segment along with a reduction of $1.3 million in total volume of projects in our EMEA segment. The decrease in revenues was partially offset by growth in demand for services in our North America segment. Our international revenues were approximately 57.1% of total revenues for the first quarter of fiscal 2016 as compared to 56.1% for the first quarter of fiscal 2015.

North America segment revenues were $8.5 million and $7.9 million for the first quarter of fiscal 2016 and the first quarter of fiscal 2015, respectively. During the first quarter of fiscal 2016, the North America segment provided services on 56 customer projects, compared to 68 projects performed in the comparable period in the prior fiscal year. Average revenue per project was $152,000 for the first quarter of fiscal 2016 and $116,000 for the first quarter of fiscal 2015. Revenues recognized in connection with fixed price engagements for the first quarters of fiscal 2016 and fiscal 2015 totaled $6.9 million and $6.1 million, respectively, representing 81% and 77.1% of the total revenues of the segment, respectively.

EMEA segment revenues increased 16.7% to $11.7 million for the first quarter of fiscal 2016 from $10.0 million for the comparable period in the prior fiscal year. The acquisition of the Farncombe Entities accounted for $3.5 million of the increase. Excluding the Farncombe Entities, revenues decreased $1.8 million. The decrease was primarily due to a decrease in volume in addition to a $0.5 million impact of unfavorable foreign currency translation of the segment’s functional currency to our reporting currency, the U.S. Dollar. During the first quarters of fiscal 2016 and fiscal 2015, this segment provided services on 238 and 190 customer projects, respectively and average revenue per project was approximately $49,000 and $52,000, respectively.

Strategic Alliances segment revenues were $0.1 million for each of the first quarters of fiscal 2016 and fiscal 2015.

COST OF SERVICES

Cost of services increased $1.9 million, or 16.9%, to $13.3 million for the first quarter of fiscal 2016 from $11.4 million for the first quarter of fiscal 2015. The acquisition of the Farncombe Entities accounted for $2.2 million of the increase in cost of services. Excluding the Farncombe Entities, cost of services decreased $0.3 million or 2.4%. Our gross margin was 34.6% for the first quarter of fiscal 2016 compared to 37.0% for the comparable period in the prior fiscal year.

Cost of services in the North America segment was $5.4 million for the first quarter of fiscal 2016 compared to $4.8 million for the first quarter of fiscal 2015. Our North America segment gross margin was 36.7% for the first quarter of fiscal 2016 compared to 39.9% for the first quarter of fiscal 2015. The decline in gross margin rate within the North America segment during the first quarter of fiscal 2016 was primarily driven by project mix and utilization.

Cost of services in the EMEA segment was $7.8 million and $6.4 million during the first quarters of fiscal 2016 and fiscal 2015, respectively. The acquisition of the Farncombe Entities accounted for $2.2 million of the increase in cost of services. Gross margin in our EMEA segment was 33.3% for the first quarter of fiscal 2016, compared to 36.0% for the comparable period in the prior fiscal year. The decline in gross margin rate within the EMEA segment was primarily due to project mix and slightly lower utilization.

For our Strategic Alliances segment, cost of services was $0.1 million for each of the first quarters of fiscal 2016 and fiscal 2015.

OPERATING EXPENSES

Selling, general and administrative expenses were $7.8 million for the first quarter of fiscal 2016 compared to $7.3 million for the first quarter of fiscal 2015. The increase is primarily related to increases in salaries and related expense, technology related costs, and rent expense, offset by a favorable impact related to the change in the fair value of contingent consideration. As a percentage of revenues, our selling, general and administrative expenses were 38.2% for the first quarter of fiscal 2016 compared to 40.5% in the comparable period of the prior fiscal year.

OTHER INCOME AND EXPENSE

Other income and expense for the first quarters of fiscal 2016 and 2015 was income of $6,000 and expense of $0.2 million, respectively. Other expense for both the 2016 and 2015 fiscal periods included interest expense on the promissory note. The first quarters of fiscal 2016 and fiscal 2015 included $.1 million of income and $.1 million of expense, respectively, related to the change in fair value of the derivative liability embedded in the promissory note. See Note 3, Strategic Alliance and Investment by Elutions, Inc., in the Notes to the Condensed Consolidated Financial Statements (Unaudited) included in Item 1, Condensed Consolidated Financial Statements (Unaudited), of this report.

INCOME TAXES

During the first quarters of fiscal 2016 and 2015, provisions for income taxes were $0.1 million and $0.2 million, respectively. The income tax provisions for both fiscal periods were primarily related to the generation of pre-tax book income within our U.K. operations in addition to deferred taxes recognized on goodwill amortized for income tax purposes but not for financial reporting purposes. For the first quarters of fiscal 2016 and 2015, we recorded no income tax benefit related to our domestic pre-tax losses, in accordance with the provisions of FASB ASC 740, "Income Taxes", which requires an estimation of our ability to use recorded deferred income tax assets. We currently have recorded a valuation allowance against all domestic deferred income tax assets generated due to uncertainty about their ultimate realization as a result of our history of domestic operating losses. If we continue to report net operating losses for financial reporting in our domestic operations, no additional tax benefit would be recognized for those losses, since we will not have accumulated enough positive evidence to support our ability to utilize the net operating loss carry-forwards in the future.

STATEMENT REGARDING NON-GAAP FINANCIAL MEASUREMENT

In addition to loss from operations on a GAAP basis and net loss and net loss per share on a GAAP basis, our management uses the non-GAAP financial measures, "Non-GAAP adjusted (loss) income from operations", "non-GAAP adjusted net loss," and “Constant Currency Revenues” in its evaluation of our performance, particularly when comparing performance to the prior year's period. These non-GAAP measures contain certain non-GAAP adjustments which are described in the following schedule entitled "Reconciliation of GAAP Net Loss to Non-GAAP Adjusted Net Loss and GAAP Loss from Operations to Non-GAAP Adjusted (Loss) Income from Operations" and “Reconciliation of Non-GAAP Constant Currency Revenues to GAAP Revenues.” In making these non-GAAP adjustments, we take into account certain non-cash expenses and benefits, including tax effects as applicable, and the impact of certain items that are generally not expected to be on-going in nature or that are unrelated to our core operations. Management believes the exclusion of these items provides a useful basis for evaluating underlying business performance, but should not be considered in isolation and is not in accordance with, or a substitute for, evaluating our performance utilizing GAAP financial information. In calculating revenues for the first quarter of fiscal 2016 on a constant currency basis, the Company applied average foreign exchange rates from the comparable period of the prior fiscal year to the Company's foreign-denominated revenues in the first quarter of the current fiscal year (excluding revenues from the Farncombe Entities, which were acquired by the Company in July 2015). We believe that providing such adjusted results allows investors and other users of our financial statements to better understand our comparative operating performance for the periods presented. Our non-GAAP measures may differ from similar measures by other companies, even if similar terms are used to identify such measures. Although management believes the non-GAAP financial measures are useful in evaluating the performance of our business, we acknowledge that items excluded from such measures have a material impact on our loss from operations and net loss and net loss per share calculated in accordance with GAAP. Therefore, management uses non-GAAP measures in conjunction with GAAP results. Investors and other users of our financial information should also consider the above factors when evaluating our results.

CARTESIAN, INC.

RECONCILIATION OF GAAP NET LOSS TO NON-GAAP ADJUSTED NET LOSS

AND GAAP LOSS FROM OPERATIONS TO NON-GAAP ADJUSTED (LOSS) INCOME FROM OPERATIONS

(unaudited)

(in thousands, except per share data)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 2,	April 4,
	2016	2015

Reconciliation of GAAP loss from operations to non-GAAP adjusted (loss) income from operations:

GAAP loss from operations	$(744)	$(628)

Depreciation	245	220
Amortization of intangible assets	89	-
Non-cash share based compensation expense	133	301
Fair value adjustment to contingent consideration	(248)	-
Foreign currency exchange loss on note payable	91	161
Adjustments to GAAP loss from operations	310	682

Non-GAAP adjusted (loss) income from operations	$(434)	$54

Reconciliation of GAAP net loss to non-GAAP adjusted net loss:

GAAP net loss	$(880)	$(1,021)

Depreciation	245	220
Amortization of intangible assets	89	-
Non-cash share based compensation expense	133	301
Fair value adjustment to contingent consideration	(248)	-
Change in fair value of derivative liabilities	(73)	125
Foreign currency exchange loss on note payable	91	161
Incentive warrants expense	7	38
Tax effect of applicable non-GAAP adjustments (1)	(3)	(24)
Adjustments to GAAP net loss	241	821

Non-GAAP adjusted net loss	$(639)	$(200)

Reconciliation of GAAP net loss per diluted common share to non-GAAP adjusted net loss per diluted common share:

GAAP net loss per diluted common share	$(0.10)	$(0.13)

Depreciation	0.03	0.03
Amortization of intangible assets	0.01	-
Non-cash share based compensation expense	0.02	0.04
Fair value adjustment to contingent consideration	(0.03)	-
Change in fair value of derivative liabilities	(0.01)	0.01
Foreign currency exchange loss on note payable	0.01	0.02
Incentive warrants expense	-	-
Tax effect of applicable non-GAAP adjustments (1)	-	-
Adjustments to GAAP net loss per diluted common share	0.03	0.10

Non-GAAP adjusted net loss per diluted common share	$(0.07)	$(0.03)

Weighted average shares used in calculation of Non-GAAP adjusted net loss per diluted common share	8,643	8,090

(1) The Company calculated the tax effect of non-GAAP adjustments by applying an applicable estimated jurisdictional tax rate to each specific non-GAAP item after consideration of the Company's valuation allowance.

CARTESIAN, INC.

RECONCILIATION OF NON-GAAP CONSTANT CURRENCY REVENUES

TO GAAP REVENUES

(unaudited)

(in thousands, except growth rates)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 2,	April 4,	Year-Over-Year
	2016	2015	Growth

Non-GAAP Constant Currency Revenues Reconciliation (1),(2)

GAAP revenues, as reported	$20,317	$18,050	12.6%
Foreign currency exchange impact on first quarter 2016 revenues using first quarter 2015 average rates (2)	490
Non-GAAP revenues, at constant currency	$20,807	$18,050	15.3%

(1) Non-GAAP revenues on a constant currency basis are calculated by applying the average foreign exchange rates for the thirteen weeks ended April 4, 2015 to foreign-denominated revenues in the comparable current year period. The difference between non-GAAP revenues and revenues calculated in accordance with GAAP is shown as "foreign currency exchange impact" in the table above. Non-GAAP constant currency revenue growth (expressed as a percentage) is calculated by determining the increase in non-GAAP constant currency revenues in the first quarter of fiscal 2016 compared to GAAP revenues for the prior year period.

(2) The calculation of the foreign currency exchange impact on our fiscal 2016 revenues excludes the impact of the Farncombe acquisition on July 22, 2015. Revenues for the Farncombe entities are included in our GAAP revenues for the thirteen weeks ended April 2, 2016.

LIQUIDITY AND CAPITAL RESOURCES

During the thirteen weeks ended April 2, 2016, our operating activities used cash of $3.1 million. Included in net cash used by operating activities was a net loss of $0.9 million partially offset by $0.1 million of non-cash expenses. In addition, changes in working capital accounted for $2.3 million in cash outflows from operations. The working capital changes relate primarily to an increase in accounts receivable of $2.3 million due to the timing of collections, including accounts receivable transferred under our agreements with third-party financial institutions, and a $0.5 million decrease in deferred revenue.

Net cash provided by operating activities was $1.7 million for the thirteen weeks ended April 4, 2015. Cash flows used by our results of operations after adding back non-cash expenses to our net loss were $0.2 million for the first quarter of fiscal 2015 while the conversion of working capital provided $1.9 million of cash. The net decrease in working capital other than cash during the thirteen weeks ended April 4, 2015 was related primarily to decreases in accounts receivable and increases in trade accounts payable and deferred revenue, partially offset by a decrease in accrued severance liability funded in the first quarter of fiscal 2015.

Net cash used in investing activities was $0.6 million and $0.4 million for the thirteen weeks ended April 2, 2016 and April 4, 2015, respectively. The 2016 fiscal period includes $0.3 million of cash used related to the Farncombe acquisition which reflects cash paid with respect to the consideration payable related to net working capital of the Farncombe Entities as adjusted pursuant to the Purchase Agreement. See Note 2, Acquisition, in the Notes to the Condensed Consolidated Financial Statements (Unaudited) included in Item 1, Condensed Consolidated Financial Statements (Unaudited), of this report. Both fiscal periods included cash used for the purchase of office equipment, software and computer equipment.

There were no cash flows from financing activities for the thirteen weeks ended April 2, 2016. Net cash used in financing activities was $0.1 million for the thirteen weeks ended April 4, 2015. Cash used in financing activities during the thirteen weeks ended April 4, 2015 related exclusively to repurchases of common stock for employee income tax withholding.

At April 2, 2016, we had approximately $3.1 million in cash and cash equivalents and $8.0 million in net working capital. At April 2, 2016, $2.0 million and $0.7 million of our cash and cash equivalents were denominated in British pounds sterling and Euros, respectively, which we would be able to repatriate, if needed, without any negative U.S. income tax consequences. We believe that our currently available cash and cash equivalents, cash generated from operations and working capital funding available from the accounts receivable arrangements discussed below, will be sufficient to meet anticipated cash and working capital requirements, including anticipated capital expenditures for at least the next 12 months. Furthermore, based on an analysis of our investments classified as cash equivalents, we do not believe that we have any material risk related to the liquidity or valuation of these investments, nor do we believe that we have any material counterparty credit risk related to these investments. Should our currently available liquid resources and cash generated from operations prove insufficient, we may need to obtain new debt or equity financing to support our operations. If we need to obtain new debt or equity financing to support our operations in the future, we may be unable to obtain debt or equity financing on reasonable terms. Our ability to secure new debt financing may be impacted by economic and financial market conditions. If adequate funds were not available on acceptable terms, our operations and liquidity could be materially and adversely affected. In addition, the Investment Agreement we entered into with Elutions contains provisions relating to certain future debt and equity financings by us as described below. If we continue to experience negative cash flow, we could experience liquidity challenges in the future.

We have entered into agreements with third-party financial institutions under which we can selectively elect to transfer to the financial institutions accounts receivables with certain of our largest, international customers on a non-recourse basis.  These agreements give us optionality to convert outstanding accounts receivable to cash at what we believe is a reasonable discount rate. During the thirteen weeks ended April 2, 2016 and April 4, 2015, $4.4 million and $5.8 million, respectively, in accounts receivable was transferred pursuant to these agreements.

In addition, on April 22, 2016, we entered into an agreement with RTS Financial Service, Inc. ("RTS") under which we may offer for sale, and RTS may purchase, certain accounts receivable of the Company on an account by account basis with recourse. Our obligations under the agreement with RTS are secured by all present and future accounts receivable and related assets, equipment and inventory of the Company, other than to the extent such assets are pledged pursuant to certain existing agreements of the Company and other than assets of the Company's subsidiaries. The Company intends to amend the Factoring Agreement to add certain North American subsidiaries of the Company to the Factoring Agreement. This agreement provides us with additional ability to convert outstanding accounts receivable to cash, subject to the willingness of RTS to purchase individual accounts receivable. See Note 13, Subsequent Event, in the Notes to the Condensed Consolidated Financial Statements (Unaudited) included in Item 1, Condensed Consolidated Financial Statements (Unaudited), of this report.

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

FINANCIAL COMMITMENTS

As described in our discussion of liquidity and capital resources above, and in the Notes to the Condensed Consolidated Financial Statements (Unaudited) of this report, in 2014 our subsidiary, Cartesian Limited, issued a non-convertible promissory note in the amount of $3.3 million as part of the Investment Agreement with Elutions. The promissory note may be called by the holder at any time and may be prepaid by Cartesian Limited after 18 months if the trading price of our common stock exceeds $5.50 per share for a specified period of time and may be prepaid by Cartesian Limited at any time after 30 months. Upon occurrence of an event of default, the Note would bear interest at 9.825% per year and could be declared immediately due and payable.

In connection with the acquisition of the Farncombe Entities as described in the Notes to the Condensed Consolidated Financial Statements (Unaudited) of this report, the total purchase price includes earn-out consideration which is potentially payable in cash and/or shares of Company common stock as elected by each Seller in the Share Purchase Agreement. The earn-out consideration that is potentially payable represents 40% of the notional purchase price of the Farncombe Entities and may be up to £719,483 pounds sterling (approximately US$1.0 million based on an exchange rate of £1.000 = US$1.438 as of April 2, 2016) and up to 461,055 shares of Company common stock (approximately £1,024,765 pounds sterling or US$1.5 million based on an exchange rate of £1.000= US$ 1.438 as of April 2, 2016).

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

A review and evaluation was performed by our management, including our Chief Executive Officer and Chief Financial Officer (the “CEO” and “CFO”), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of April 2, 2016.

Management excluded from its evaluation of the Company’s disclosure controls and procedures any evaluation of the internal control over financial reporting of Farncombe France SARL, Farncombe Technology Limited, and Farncombe Engineering Services Limited which were acquired on July 22, 2015 and which constitute 9% of total consolidated assets, 3% of consolidated net assets, 17% of total consolidated revenue of the Company and its subsidiaries as of and for the thirteen weeks ended April 2, 2016 and the net income related to the Farncombe Entities was equal to 65% of the consolidated net loss of the Company and its subsidiaries for the thirteen weeks ended April 2, 2016.

There were no changes in our internal control over financial reporting during the fiscal quarter ended April 2, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We have not been subject to any material new litigation since the filing on April 1, 2016 of our 2015 Form 10-K.

ITEM 1A.  RISK FACTORS

For a discussion of risk factors relating to the Company and its common stock, please see Item 1A, “Risk Factors” in the 2015 Form 10-K.

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

(a) Exhibits

Exhibit No.	Description of Exhibit

Exhibit 2.1	Share Purchase Agreement, dated July 22, 2015, among Cartesian, Inc. and the Sellers referenced therein, for the acquisition of the Farncombe Entities, filed as exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2015 is incorporated herein by reference as Exhibit 2.1.*

Exhibit 10.1	Factoring Agreement dated April 22, 2016 between Cartesian, Inc. and RTS Financial Service, Inc., filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 26, 2016 (File No. 001-34006), is incorporated herein by reference as Exhibit 10.1.

Exhibit 31.1	Certification of the Chief Executive Officer of Cartesian, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed Herewith.

Exhibit 31.2	Certification of the Chief Financial Officer of Cartesian, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed Herewith.

Exhibit 32	Certifications furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	101.INS XBRL Instance Document
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

Cartesian, Inc.
(Registrant)

Date: May 17 , 2016	By	/s/ Peter H. Woodward
(Signature)
Peter H. Woodward
Chief Executive Officer (Principal executive officer)

Date: May 17, 2016	By	/s/ John C. Ferrara
(Signature)
John C. Ferrara
Chief Financial Officer (Principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

Exhibit 2.1	Share Purchase Agreement, dated July 22, 2015, among Cartesian, Inc. and the Sellers referenced therein, for the acquisition of the Farncombe Entities, filed as exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2015 is incorporated herein by reference as Exhibit 2.1.*

Exhibit 10.1	Factoring Agreement dated April 22, 2016 between Cartesian, Inc. and RTS Financial Service, Inc., filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 26, 2016 (File No. 001-34006), is incorporated herein by reference as Exhibit 10.1.

Exhibit 31.1	Certification of the Chief Executive Officer of Cartesian, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed Herewith.

Exhibit 31.2	Certification of the Chief Financial Officer of Cartesian, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed Herewith.

Exhibit 32	Certifications furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	101.INS XBRL Instance Document
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

