Form 10-Q
period 2016-10-01
Cartesian, Inc.
filed 2016-11-10
CIK 1094814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 1, 2016

or

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

As of October 31, 2016, Cartesian had outstanding 8,909,425 shares of common stock.

CARTESIAN, INC. INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CARTESIAN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 1, 2016 (Unaudited)	January 2, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,164	$6,879
Accounts receivable (net of allowance for doubtful accounts of $361 and $249, respectively)	15,644	16,556
Inventory, net	469	625
Prepaid and other current assets	1,629	1,754
Total current assets	21,906	25,814

NONCURRENT ASSETS:
Property and equipment, net	2,248	2,511
Goodwill	—	11,071
Intangible assets, net	655	996
Deferred income tax assets	515	509
Other noncurrent assets	429	458
Total Assets	$25,753	$41,359

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$1,721	$3,253
Current borrowings	3,269	3,269
Liability for derivatives	887	952
Accrued payroll, bonuses and related expenses	5,281	5,125
Contingent consideration liability	1,941	—
Deferred revenue	1,127	1,551
Secured borrowing	886	—
Other accrued liabilities	2,561	2,251
Total current liabilities	17,673	16,401

NONCURRENT LIABILITIES:
Deferred income tax liabilities	862	780
Deferred revenue	575	407
Contingent consideration liability	—	2,176
Other noncurrent liabilities	659	952
Total noncurrent liabilities	2,096	4,315

COMMITMENTS AND CONTINGENCIES (Note 10)

Retained earnings	(167,681)	(153,898)
Other stockholders' equity	173,665	174,541
Total Stockholders' Equity	5,984	20,643
Total Liabilities and Stockholders’ Equity	$25,753	$41,359

See notes to unaudited condensed consolidated financial statements.

CARTESIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Revenues	$17,335	$21,205	$56,551	$56,144
Cost of services	11,224	13,585	37,128	36,294
Gross Profit	6,111	7,620	19,423	19,850

Selling, general and administrative expenses (includes non-cash share-based compensation expense of $33 and $65 for the thirteen weeks ended October 1, 2016 and October 3, 2015, respectively, and $222 and $511 for the thirty-nine weeks ended October 1, 2016 and October 3, 2015, respectively)	6,031	8,098	22,032	23,564
Goodwill impairment	—	—	10,830	—
Income (loss) from operations	80	(478)	(13,439)	(3,714)

Other income (expense):
Interest expense, net	(68)	(59)	(190)	(167)
Change in fair value of warrants and derivative liabilities	114	(506)	65	(611)
Incentive warrants expense	(9)	(10)	(43)	(57)
Other (expense) income	(23)	—	45	—
Total other income (expense)	14	(575)	(123)	(835)

Income (loss) before income taxes	94	(1,053)	(13,562)	(4,549)
Income tax provision	(89)	(82)	(221)	(372)
Net income (loss)	5	(1,135)	(13,783)	(4,921)
Other comprehensive income (loss):
Foreign currency translation adjustment	56	(605)	(1,177)	(668)

Comprehensive income (loss)	$61	$(1,740)	$(14,960)	$(5,589)

Net income (loss) per common share:
Basic	$0.00	$(0.13)	$(1.60)	$(0.59)

Diluted	$0.00	$(0.13)	$(1.60)	$(0.59)

Weighted average shares used in calculation of net income (loss) per common share
Basic	8,637	8,667	8,639	8,313

Diluted	8,650	8,667	8,639	8,313

See notes to unaudited condensed consolidated financial statements.

CARTESIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(unaudited)

	For the Thirty-Nine Weeks Ended
	October 1, 2016	October 3, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,783)	$(4,921)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	759	717
Amortization of intangible assets	235	83
Share-based compensation	222	511
Deferred tax expense	42	315
Goodwill impairment	10,830	—
Inventory adjustment	156	300
Bad debt expense	127	—
Change in fair value of warrants and derivative liabilities	(65)	611
Fair value adjustment to contingent consideration	(235)	(22)
Incentive warrants expense	43	57
Other changes in operating assets and liabilities:
Accounts receivable, net	(465)	(632)
Prepaid and other assets	60	(292)
Trade accounts payable	(1,247)	1,014
Deferred revenue	(167)	832
Accrued severance liability and related costs	371	(1,694)
Accrued liabilities	741	38
Net cash used in operating activities	(2,376)	(3,083)

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisition, net of cash acquired	(270)	363
Acquisition of property and equipment	(650)	(869)
Net cash used in investing activities	(920)	(506)

CASH FLOWS FROM FINANCING ACTIVITIES:
Secured borrowing	886	—
Repurchase of common stock	(85)	(135)
Issuance of common stock	19	50
Net cash provided by (used in) financing activities	820	(85)
Effect of exchange rate on cash and cash equivalents	(239)	(181)
Net decrease in cash and cash equivalents	(2,715)	(3,855)
Cash and cash equivalents, beginning of period	6,879	12,999
Cash and cash equivalents, end of period	$4,164	$9,144

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$201	$191
Cash paid during period for taxes	$45	$3
Non-cash investing and financing transactions:
Accrued property and equipment additions	$195	$306
Change in fair value of warrants and derivative liabilities	$(65)	$611
Contingent consideration liability	$—	$1,921
Accrued acquisition consideration	$—	$2,485
Shares issued for business acquisition	$—	$2,035

See notes to unaudited condensed consolidated financial statements.

CARTESIAN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Reporting

The condensed consolidated financial statements and accompanying notes of Cartesian, Inc. and its subsidiaries ("Cartesian," "we," "us," "our" or the "Company") as of October 1, 2016, and for the thirteen weeks and thirty-nine weeks ended October 1, 2016 and October 3, 2015, are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the Company’s condensed consolidated financial position, results of operations, and cash flows as of these dates and for the periods presented. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Consequently, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements nor those normally made in the Company’s Annual Report on Form 10-K. Accordingly, reference should be made to the Company’s annual consolidated financial statements and notes thereto for the fiscal year ended January 2, 2016, included in the 2015 Annual Report on Form 10-K (“2015 Form 10-K”) for additional disclosures, including a summary of the Company’s accounting policies. The Condensed Consolidated Balance Sheet as of January 2, 2016 included in this report has been derived from the audited Consolidated Balance Sheet at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Company has evaluated subsequent events for recognition or disclosure through the date these unaudited condensed consolidated financial statements were issued.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the thirteen weeks and thirty-nine weeks ended October 1, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

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

Managed Services Implementation Revenues and Costs - Managed service arrangements provide for the delivery of a software or technology based solution to clients over a period of time without the transfer of a license or a software sale to the customer. For long-term managed service agreements, implementation efforts are often necessary to develop the software utilized to deliver the managed service. Costs of such implementation efforts may include internal and external costs for coding or customizing systems and costs for conversion of client data. The Company may invoice its clients for implementation fees at the go-live date of the underlying software. Lump sum implementation fees received from clients are initially deferred and recognized on a pro-rata basis as services are provided. Specific, incremental and direct costs of implementation incurred prior to the services going live are deferred pursuant to FASB ASC 605-35-25 and amortized over the period that the related ongoing services revenue is recognized to the extent that the Company believes the recoverability of the costs from the contract is probable. If a client terminates a managed services arrangement prior to the end of the contract, a loss on the contract may be recorded, if applicable, and any remaining deferred implementation revenues and costs would then be recognized into earnings generally over the remaining service period through the termination date. During each of the thirteen weeks and thirty-nine weeks ended October 1, 2016, $403,000 of implementation costs related to managed service contracts were deferred. During the thirteen weeks and thirty-nine weeks ended October 3, 2015, implementation costs of $623,000 and $739,000, respectively, related to managed service contracts were deferred. Unamortized deferred implementation costs were $369,000 and $229,000 as of October 1, 2016 and January 2, 2016, respectively.

Research and Development and Software Development Costs - During the thirteen weeks ended October 1, 2016 and October 3, 2015, internal use software development costs of $89,000 and $198,000, respectively, were expensed as incurred. During the thirty-nine weeks ended October 1, 2016 and October 3, 2015, $364,000 and $607,000, respectively, of internal use software development costs were expensed as incurred. During the thirteen weeks ended October 1, 2016 and October 3, 2015, $32,000 and $145,000 of internal use software development costs were capitalized, respectively. During the thirty-nine weeks ended October 1, 2016 and October 3, 2015, $389,000 and $511,000 of internal use software development costs were capitalized, respectively.

Foreign Currency Transactions and Translation - Cartesian Limited, the international operations of Cambridge Strategic Management Group, Inc., Farncombe France SARL, Farncombe Technology Limited, and Farncombe Engineering Services Limited conduct business primarily denominated in their respective local currency, which is their functional currency. Assets and liabilities have been translated to U.S. dollars at the period-end exchange rates. Revenues and expenses have been translated at exchange rates which approximate the average of the rates prevailing during each period. Translation adjustments are reported as a separate component of other comprehensive loss in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Accumulated other comprehensive loss resulting from foreign currency translation adjustments totaled $6.6 million and $5.5 million as of October 1, 2016 and January 2, 2016, respectively, and is included in Total Stockholders’ Equity in the Condensed Consolidated Balance Sheets. Assets and liabilities denominated in other than the functional currency of a subsidiary are re-measured at rates of exchange on the balance sheet date. Resulting gains and losses on foreign currency transactions are included in the Company’s results of operations. During the thirteen weeks ended October 1, 2016 and October 3, 2015, realized and unrealized exchange losses of $77,000 and $199,000 were included in our results of operations, respectively. During the thirty-nine weeks ended October 1, 2016 and October 3, 2015, realized and unrealized exchange losses of $399,000 and $222,000 were included in our results of operations, respectively.

Loss Per Share - The Company calculates and presents earnings (loss) per share using a dual presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding excludes treasury shares held by the Company. Diluted earnings (loss) per share is computed in the same manner except that the weighted average number of shares is increased for dilutive securities. The following table illustrates the computation of basic and diluted EPS for the thirteen weeks ended October 1, 2016 (in thousands, except share and per share data).

	For the Thirteen Weeks Ended October 1, 2016
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income available to common stockholders	$5	8,637	$0.00

Effect of Dilutive Securities
Non-vested shares	—	13

Diluted EPS
Net income available to common stockholders	$5	8,650	$0.00

In accordance with the provisions of FASB ASC 260, "Earnings per Share", the Company uses the treasury stock method for calculating the dilutive effect of employee stock options, non-vested shares and warrants. The employee stock options, non-vested shares and warrants will have a dilutive effect under the treasury stock method only when average market value of the underlying Company common stock during the respective period exceeds the assumed proceeds. For share-based payment awards with a performance condition, the Company must first use the guidance on contingently issuable shares in FASB ASC 260-10 to determine whether the awards should be included in the computation of diluted earnings per share for the reporting period. For all non-vested performance-based awards, the Company determines the number of shares, if any, that would be issuable at the end of the reporting period if the end of the reporting period were the end of the contingency period. In applying the treasury stock method, assumed proceeds include the amount, if any, the employee must pay upon exercise, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the options and the vesting of non-vested shares. For the thirty-nine weeks ended October 1, 2016, approximately 55,000 shares related to outstanding stock options, non-vested shares and warrants that otherwise would have been included in the diluted earnings per share calculation were not included because they would have been anti-dilutive due to our net loss for that period. For the thirteen weeks and thirty-nine weeks ended October 3, 2015, approximately 78,000 shares and 82,000 shares, respectively, related to outstanding stock options, non-vested shares and warrants that otherwise would have been included in the diluted earnings per share calculation were not included because they would have been anti-dilutive due to our net loss for those periods.

Accounts Receivable - The Company has entered into agreements with third-party financial institutions under which it can selectively elect to transfer to the financial institutions accounts receivable with certain of the Company’s largest, international customers on a non-recourse basis.  These agreements give the Company optionality to convert outstanding accounts receivable to cash. For any transfer of accounts receivable under these agreements that qualifies as a sale, the Company applies the guidance in FASB ASC 860, “Transfers and Servicing – Sales of Financial Assets”, which requires the derecognition of the carrying value of those accounts receivable on the Condensed Consolidated Balance Sheets and recognition of a loss on the sale of an asset in operating expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss. The loss is determined at the date of transfer based upon the amount at which the accounts receivable are transferred less any fees, discounts and other charges provided under the agreements. During the thirteen weeks and thirty-nine weeks ended October 1, 2016, $4.9 million and $15.6 million, respectively, and during the thirteen weeks and thirty-nine weeks ended October 3, 2015, $7.7 million and $19.7 million, respectively, in accounts receivable were transferred pursuant to these agreements which qualified as sales of receivables and the related carrying amounts were derecognized. The loss on the sale of these accounts receivable recorded in the Condensed Consolidated Statements of Operations and Comprehensive Loss was $14,000 and $41,000 for the thirteen weeks ended October 1, 2016 and October 3, 2015, respectively. The loss on the sale of these accounts receivable was $59,000 and $127,000 for the thirty-nine weeks ended October 1, 2016 and October 3, 2015, respectively.

On April 22, 2016, the Company entered into a Factoring Agreement ("Factoring Agreement") with RTS Financial Service, Inc. ("RTS"). Pursuant to the terms of the Factoring Agreement, the Company may offer for sale, and RTS may purchase, certain accounts receivable of the Company on an account by account basis (such purchased accounts, the "Purchased Accounts"). Under the Factoring Agreement, upon purchase RTS becomes the absolute owner of the Purchased Accounts, which are payable directly to RTS, subject to certain repurchase obligations of the Company. Proceeds from transfers under the Factoring Agreement reflect the face value of the account receivable less a factor’s fee. The factor’s fee is computed on a daily basis until the amount of the Purchased Account is paid to RTS, and equals the amount of the Purchased Account multiplied by the sum of the prime rate then in effect plus 6.49% divided by 360. Upon purchase of a Purchased Account, RTS will pay to the Company the amount of the Purchased Account, less a reserve of 20% of that amount, which reserve (less the total fee calculated) is payable to the Company upon collection of the Purchased Account by RTS. The fee is recorded as interest expense within the

Condensed Consolidated Statements of Operations and Comprehensive Loss in the period the fee becomes payable. During the thirteen weeks and thirty-nine weeks ended October 1, 2016, the Company factored $886,000 and $1,533,000 of accounts receivable under the Factoring Agreement and recognized a liability of $886,000 which is recorded as Secured borrowing on the Condensed Consolidated Balance Sheet as of October 1, 2016. Until received, the reserve amount withheld at the time of transfer is recorded as a receivable and is included in Other current assets on the Condensed Consolidated Balance Sheets. As of October 1, 2016 the amount recorded as a receivable for the reserve withheld by RTS was $177,000. The amount of fees recorded as interest expense were immaterial for the thirteen weeks and thirty-nine weeks ended October 1, 2016, respectively.

On July 29, 2016, Cartesian Limited, a U.K. subsidiary of Cartesian, Inc., entered into an Invoice Discounting Agreement, a Debenture (security agreement) and certain related agreements (collectively, the "Agreement") with RBS Invoice Finance Limited ("RBS"). Pursuant to the terms of the Agreement, Cartesian Limited may assign to RBS certain eligible accounts receivable of Cartesian Limited (such purchased accounts, the "U.K. Purchased Accounts").

The Agreement has a maximum funding level of £3,000,000. At the time of the purchase of a U.K. Purchased Account, RBS will make an initial payment to Cartesian Limited of no more than 50% of the U.K. Purchased Account. Upon collection of a U.K. Purchased Account, RBS will pay to Cartesian Limited the amount of the U.K. Purchased Account, less the initial payment and a discounting charge. The discounting charge is computed on a daily basis until the amount of the U.K. Purchased Account is paid to RBS, and equals the amount of the U.K. Purchased Account multiplied by the sum of the National Westminster Bank Plc base rate then in effect plus 1.75% divided by 365. The Agreement also includes a fixed fee service charge of £833 per month. The Agreement has a loan concentration limit regarding the obligors on U.K. Purchased Accounts. The discounting charges are recorded as interest expense within the Condensed Consolidated Statements of Operations and Comprehensive Loss in the period the fee becomes payable.

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

RBS may require Cartesian Limited to repurchase U.K. Purchased Accounts upon a number of specified events, including if Cartesian Limited breaches or defaults on any of its obligations under the Agreement or if Cartesian Limited fails to meet the net worth requirement. Cartesian Limited is in compliance with those obligations and meets the net worth requirement.

The Agreement has an initial term of 12 months and continues after the initial term until terminated by either Cartesian Limited or RBS. Cartesian Limited may terminate the Agreement at any time during the initial term upon approval of RBS or upon six months' notice of intent to terminate. RBS may terminate the Agreement upon certain other events or conditions included in the Agreement. No amounts were factored under the Agreement during the thirteen weeks and thirty-nine weeks ended October 1, 2016.

Inventory – In accordance with the provisions of FASB ASC 330, “Inventory”, the Company’s inventory is stated at the lower of cost, using the first-in, first-out (FIFO) method, or fair value. As of October 1, 2016, the Company had $469,000 in inventory, all of which was finished goods. All of the inventory was purchased in July 2014 from Elutions, Inc. (“Elutions”), which owns more than five percent of the outstanding shares of common stock of the Company. As provided for in the general framework agreement between the Company and Elutions (see Note 3, Strategic Alliance and Investment by Elutions, Inc.), if the Company had not sold 75% of such inventory acquired from Elutions within one year after acquisition, Elutions is required upon request of the Company to source its requirements for future projects in the U.S. and U.K. from such inventory subject to a 10% discount against the Company’s original purchase price of inventory until the Company has exhausted such inventory. The Company requested that Elutions source its requirements for future projects from the inventory that was acquired by the Company from Elutions in July 2014. ASC 330 requires inventory to be recorded at the lower of cost basis or market. The fair value of the inventory was determined using the indirect cost approach. In the second quarter of fiscal 2015, the Company recorded a $300,000 adjustment to reduce the inventory balance with respect to this 10% discount and in the fourth quarter of fiscal 2015 recorded an additional reduction to the inventory balance related to lower of cost or market analysis. During the thirteen and thirty-nine weeks ended October 1, 2016, the Company recorded additional inventory adjustments of approximately $52,000 and $156,000, respectively, as reductions to the inventory balance. Management continues to work with Elutions to utilize the inventory and changes in management’s expectations in future periods could further impact the net realizable value of the inventory.

Long-lived Assets - The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets might not be recoverable in accordance with the provisions of FASB ASC 360, “Property, Plant and Equipment”. Management determined that although the results of the Company's step one goodwill impairment test during the second quarter of fiscal 2016 indicated a triggering event related to long-lived assets, there was no impairment of long-lived assets during the thirty-nine weeks ended October 1, 2016. See Note 4, Goodwill and Intangible Assets, for discussion of impairment of goodwill.

Recent Accounting Pronouncements – In August 2016, the FASB issued Accounting Standards Update ("ASU") 2016-15, "Classification of Certain Cash Receipts and Cash Payments", which will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those years, and the ASU requires adoption on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact the application of ASU 2016-15 will have on the Company’s condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-9, “Improvements to Employee Share-Based Payment Accounting”, which simplifies several aspects of the accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The ASU is effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective approach is required on the balance sheet by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. A retrospective or prospective approach can be used for the cash flow statement and a prospective approach is required for the statement of operations. The Company is currently evaluating the effects that the adoption of ASU 2016-9 will have on the Company’s consolidated financial statements.

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

The aggregate amount potentially payable pursuant to the Earn-Out consists of cash in an amount up to £719,483 pounds sterling (approximately US$1.0 million based on an exchange rate of £1.000= US$1.393 as of October 1, 2016) and up to 461,055 shares of Company common stock (approximately £1,024,765 pounds sterling or US$1.4 million based on an exchange rate of £1.000= US$1.393 as of October 1, 2016) and based upon the value of the shares as described below. Amounts, if any, payable under the Earn-Out are based upon the amounts of specified revenues attributable to the Farncombe Entities after June 1, 2015 through July 22, 2017, as defined in the Purchase Agreement. Pursuant to the Purchase Agreement, the number of shares of Company common stock payable under the Purchase Agreement at the closing and pursuant to the Earn-Out was determined based on the volume weighted average share price for Company common stock on the Nasdaq Stock Market for the 30 days ending on the day before the date of signing of the Purchase Agreement and based upon the average pounds sterling to dollar exchange rate recorded by the Financial Times for the 30 days ending on the day before the date of signing of the Purchase Agreement.

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

The Company has classified the Earn-Out liability as a Level 3 liability and the fair value of the Earn-Out liability is evaluated each reporting period with changes in its fair value included in the Company’s results of operations. During the thirteen weeks and thirty-nine weeks ended October 1, 2016, the change in the fair value of the Earn-Out liability was an increase of $66,000 and a decrease of $235,000, respectively, which is included in Selling, general and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss. The balance of the Earn-Out liability as of October 1, 2016 and January 2, 2016 was $1,941,000 and $2,176,000, respectively, which is recorded as a current liability on the Condensed Consolidated Balance Sheets as of October 1, 2016 and as a non-current liability as of January 2, 2016. See Note 9, Fair Value Measurements, for discussion of the determination of fair value of the Earn-Out liability.

If the Earn-Out were to be achieved prior to the end of the Earn-out period, the former shareholders of the Farncombe Entities could request payment prior to the end of the Earn-out period.

Pro Forma Financial Information

The following unaudited condensed pro forma financial information presents the results of operations as if the acquisition had taken place on the first day of fiscal 2015.  These amounts were prepared in accordance with the acquisition method of accounting under existing standards and are not necessarily indicative of the results of operations that would have occurred if our acquisition of the Farncombe Entities had been completed on the first day of fiscal 2015, nor are they indicative of our future operating results. Pro forma adjustments consist solely of adjustments to record intangible amortization expense of $20,000 and $227,000 for the thirteen weeks and thirty-nine weeks ended October 3, 2015. The basic and diluted shares outstanding used to calculate the pro forma net loss per share amount presented below have been adjusted to assume shares issued at the closing of the acquisition of the Farncombe Entities were outstanding since the beginning of fiscal 2015.

Dollars in thousands except per share data	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
	October 3, 2015	October 3, 2015
Revenue	$22,443	$65,841
Net loss	$(732)	$(3,959)
Net loss per share	$(0.08)	$(0.45)
Weighted-average shares used in calculation of pro forma net loss per share:
Basic and diluted shares outstanding	8,777	8,742

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

Promissory Note

The Note issued at Closing by the Company's subsidiary, Cartesian Limited, in the aggregate original principal amount of $3,268,664, bears interest at the rate of 7.825% per year, payable monthly, and matures on March 18, 2019. The Note must be redeemed by Cartesian Limited upon notification by the holder at any time (the “Holder Redemption Option”) and may be prepaid by Cartesian Limited after 18 months if the trading price of the Company's common stock exceeds $5.50 per share for a specified period of time and may be prepaid by Cartesian Limited at any time after 30 months. The obligations of Cartesian Limited under the Note are guaranteed by the Company pursuant to a Guaranty entered into by the Company at Closing and are secured by certain assets relating to client contracts involving Elutions pursuant to a Security Agreement entered into by the Company and Elutions at Closing. Amounts outstanding under the Note may be applied to the exercise price of the Company's common stock under the Tracking Warrant. Upon occurrence of an event of default, the Note would bear interest at 9.825% per year and could be declared immediately due and payable. Interest expense was approximately $65,000 for each of the thirteen weeks ended October 1, 2016 and October 3, 2015, respectively, and was approximately $193,000 and $191,000 for the thirty-nine weeks ended October 1, 2016 and October 3, 2015, respectively.

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

The parties have agreed on a general framework for pursuing, entering into and implementing customer contracts, which includes providing for joint and separate client pursuits and marketing on an initial and ongoing basis, procedures for contracting with clients, procedures for interface between the parties, limited exclusivity requirements of Elutions relating to identified prospects and clients of the Company, intellectual property rights of Elutions to its products and related restrictions, restrictions regarding use of confidential information, limitations on liability of the parties, independent contractor status of the parties, limitations on publicity by the parties, and dispute resolution, including arbitration. The parties intend that specific pricing and allocation provisions and other specific commercial terms will be included in individual client statements of work, subject to mutually agreed gross margin requirements for the benefit of the Company. The parties also agreed to a framework for certain initial inventory orders and reorders by the Company from Elutions, and related commitments, timing and pricing procedures, when the Company is the prime contracting party under certain client statements of work. With respect to the required initial inventory order, the Company was required to purchase $3.0 million of inventory from Elutions upon receiving a booked order for Smart Building Services of a certain size from a customer. As a result of a customer agreement entered into by the Company, during the third quarter of fiscal 2014, the Company acquired $3.0 million in inventory from Elutions to fulfill its initial inventory commitment. As of October 1, 2016, the Company has not sold or licensed any of the initial inventory acquired from Elutions and has not acquired any additional inventory from Elutions.

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

Also under the Market Development Agreement, Elutions agreed to dedicate three full-time equivalent employees for the purpose of various functions related to the furtherance of the strategic alliance, and the Company agreed to fund the cost of the three full-time equivalent employees at a rate of $36,750 per month. Pursuant to the Market Development Agreement, the Company terminated the provision of the three full-time equivalent employees effective in March 2016. There was no expense during the thirteen weeks ended October 1, 2016 related to these dedicated employees. For the thirteen weeks ended October 3, 2015, expense related to these dedicated employees was approximately $110,000. For the thirty-nine weeks ended October 1, 2016 and October 3, 2015, expense related to these dedicated employees was approximately $98,500 and $330,750, respectively.

In connection with the customer agreement entered into by the Company in 2014, the Company entered into a subcontract with Elutions. Under the subcontract, Elutions agreed to provide all services in accordance with the customer agreement except for project management services, to be provided by the Company. As of October 1, 2016, the Company estimates remaining license payments to Elutions under the subcontract are approximately $0.8 million over the term of the subcontract, with additional amounts potentially payable to Elutions based upon energy savings achieved by the customer. Annual license payments under the subcontract are recorded as managed services implementation costs which are included in Other current assets on the Condensed Consolidated Balance Sheet. See Note 1, Basis of Reporting. Elutions also agreed in the subcontract to provide all equipment required under the customer agreement, and the Company agreed to advance to Elutions $400,000 of the equipment deployment cost. The advance amount was paid to Elutions during fiscal 2014. Elutions is required to repay the advanced amount plus interest at the rate of 5.5% per annum. The funds are netted directly from the customer’s annual payments. Annual payments to Elutions are paid during the third fiscal quarter of each fiscal year. Annual payments to Elutions during each of the thirteen weeks ended October 1, 2016 and October 3, 2015 and the thirty-nine weeks ended October 1, 2016 and October 3, 2015 were $290,829. As of October 1, 2016 and January 2, 2016, the balance remaining for the advance to Elutions was $200,000 and $300,000, respectively, of which $100,000 was included in Other current assets for both periods and $100,000 and $200,000, respectively, was included in Other noncurrent assets on the Condensed Consolidated Balance Sheets, respectively.

Accounting Treatment

The Holder Redemption Option was determined to be an embedded derivative liability that was required to be bifurcated and recorded as a liability.

In addition, the Company determined that the provision of the Note that permits Cartesian Limited to prepay the Note after 18 months if the trading price of the Company’s common stock exceeds $5.50 per share for a specified period of time is an embedded derivative asset that requires bifurcation (the “Issuer Call Option”). As of October 1, 2016 and January 2, 2016, the fair value of the Issuer Call Option was determined to be immaterial. The carrying value of the Note as of October 1, 2016 and January 2, 2016 was $3,269,000 and as of October 1, 2016 and January 2, 2016 the fair value of the Note was $2,907,000 and $3,004,000, respectively. The Incentive Warrant and Tracking Warrant are accounted for as equity instruments. See Note 9, Fair Value Measurements for discussion of the determination of fair values.

The vesting of the Incentive Warrant is contingent on services to be provided by Elutions and the achievement of performance conditions by Elutions. During the thirteen weeks ended October 1, 2016 and October 3, 2015, Elutions earned 4,086 and 6,384 vested shares, respectively, under the Incentive Warrant and the Company recognized $9,000 and $10,000 of expense related to these vested shares, respectively.  During the thirty-nine weeks ended October 1, 2016 and October 3, 2015, Elutions earned 23,020 and 36,677 vested shares, respectively, under the Incentive Warrant and the Company recognized $43,000 and $57,000 of expense related to these vested shares, respectively.

4. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the thirty-nine weeks ended October 1, 2016 are as follows (in thousands):

	North America	EMEA	Total
Balance as of January 2, 2016	$3,947	$7,124	$11,071
Changes in foreign currency exchange rates	—	(241)	(241)
Goodwill impairment	(3,947)	(6,883)	(10,830)

Balance as of October 1, 2016	$—	$—	$—

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

The following table summarizes the changes in the major classes of intangible assets as of October 1, 2016 and January 2, 2016 (in thousands):

	Tradename	Non-Compete Agreements	Customer Relationships	Total
Gross Carrying Amount:
Balance as of January 2, 2016	$86	$57	$1,055	$1,198
Changes in foreign currency exchange rates	(11)	(7)	(128)	(146)

Balance as of October 1, 2016	$75	$50	$927	$1,052

Accumulated Amortization:
Balance as of January 2, 2016	$(71)	$(5)	$(126)	$(202)
Changes in foreign currency exchange rates	7	1	32	40
Amortization expense	(11)	(9)	(215)	(235)

Balance as of October 1, 2016	$(75)	$(13)	$(309)	$(397)

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

Aggregate amortization expense related to intangible assets was $70,000 and $235,000 for the thirteen weeks and thirty-nine weeks ended October 1, 2016, respectively, and $83,000 for the thirteen weeks and thirty-nine weeks ended October 3, 2015. The following table outlines the estimated future amortization expense related to amortizing intangible assets as of October 1, 2016.

(in thousands)
2016 (October 2, 2016 - December 31, 2016)	$69
2017	276
2018	276
2019	33
2020	1
$655

5. Share-Based Compensation

The Company issues stock option awards and non-vested share awards under its share-based compensation plans. The key provisions of the Company’s share-based compensation plans are described in Note 5, Share-Based Compensation, in the Notes to the Consolidated Financial Statements included in Item 8, Consolidated Financial Statements of the 2015 Form 10-K.

The Company recognized income tax expense of $3,000 and income tax benefits of $10,000 related to share-based compensation arrangements during the thirteen weeks ended October 1, 2016 and October 3, 2015, respectively. The Company recognized income tax benefits of $12,000 and $30,000 related to share-based compensation arrangements during the thirty-nine weeks ended October 1, 2016 and October 3, 2015, respectively.

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

Stock Options

Service-Based Stock Option Awards – A summary of the service-based stock option activity under the Equity Plan, as of October 1, 2016 and changes during the thirty-nine weeks then ended is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at January 2, 2016	244,553	$8.06
Granted	37,500	$1.10
Forfeited/cancelled	(40,540)	$7.28

Outstanding at October 1, 2016	241,513	$7.11

Options vested and expected to vest at October 1, 2016	230,263	$7.36

Options exercisable at October 1, 2016	179,012	$8.81

The Company granted a service-based stock option award for 37,500 shares of the Company's common stock having an exercise price of $1.10 per share during the thirteen weeks ended October 1, 2016. The stock option vests solely based on employee service over a three year period. No other service-based stock option awards were granted during the thirty-nine weeks ended October 1, 2016 or October 3, 2015. The Company recorded share-based compensation expense in connection with service-based stock option awards of $2,000 and $12,000 during the thirteen weeks ended October 1, 2016 and October 3, 2015, respectively, and recorded $10,000 and $50,000 during the thirty-nine weeks ended October 1, 2016 and October 3, 2015, respectively. As of October 1, 2016, there was approximately $39,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to service-based stock option awards, and this unrecognized expense is expected to be recognized over a weighted average period of 26 months. As of January 2, 2016, there was $20,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to service-based stock option awards.

Market Condition Stock Option Awards – A summary of the market condition stock option activity under the Equity Plan, as of October 1, 2016 and changes during the thirty-nine weeks then ended is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at January 2, 2016	200,000	$3.34
Granted	125,000	$1.25

Outstanding at October 1, 2016	325,000	$2.54

Options vested and expected to vest at October 1, 2016	325,000	$2.54

Options exercisable at October 1, 2016	—	$—

On September 28, 2016, the Company granted non-qualified stock options awards for 125,000 shares of the Company's common stock having an exercise price of $1.25 per share. On June 16, 2015 the Company granted a non-qualified stock option award for 200,000 shares of the Company’s common stock having an exercise price of $3.34 per share. Except with respect to the non-qualified stock option awards for 125,000 shares which also vest upon a change of control of the Company, these stock options will vest only if the price of the Company’s common stock reaches certain price targets, as follows:

•
the stock options will vest with respect to 116,666 shares if at any time the closing market price of the Company’s common stock on each day during a 30 consecutive trading day period equals or exceeds $4.00 per share;

•
the stock options will vest with respect to an additional 116,667 shares if at any time the closing market price of the Company’s common stock on each day during a 30 consecutive trading day period equals or exceeds $5.00 per share; and

•
the stock options will vest with respect to an additional 91,667 shares if at any time the closing market price of the Company’s common stock on each day during a 30 consecutive trading day period equals or exceeds $6.00 per share.

For stock options which contain market conditions, the market conditions are required to be considered when calculating the grant date fair value. FASB ASC 718 – “Compensation – Stock Compensation”, requires us to select a valuation technique that best fits the circumstances of an award. In order to reflect the substantive characteristics of the market condition option award, a Monte Carlo simulation valuation model was used to calculate the grant date fair value of such stock options. Monte Carlo approaches are a class of computational algorithms that rely on repeated random sampling to compute their results. This approach allows the calculation of the value of such stock options based on a large number of possible stock price path scenarios. Expense for the market condition stock options is recognized over the derived service period as determined through the Monte Carlo simulation model. The fair value and derived service periods calculated by vesting tranche for the market condition stock option award granted in June 2015 were as follows:

	Grant Date Fair Value Per Share	Derived Service Period (in Trading Days)
$4.00 market condition tranche	$1.95	151
$5.00 market condition tranche	$1.95	262
$6.00 market condition tranche	$1.99	362

The fair value and derived service periods calculated by vesting tranche for the market condition stock option awards granted in September 2016 were as follows:

	Grant Date Fair Value Per Share	Derived Service Period (in Years)
$4.00 market condition tranche	$0.32	5.1
$5.00 market condition tranche	$0.31	5.5
$6.00 market condition tranche	$0.30	5.9

During the thirteen weeks ended October 1, 2016 and October 3, 2015 the Company recorded $17,000 and $114,000, respectively, of share-based compensation expense in connection with market condition stock option awards and during the thirty-nine weeks ended October 1, 2016 and October 3, 2015, recorded $133,000 and $136,000, respectively. As of October 1, 2016, there was $48,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to the market condition stock option awards, and this unrecognized expense is expected to be recognized over a weighted average period of 2 years.

Non-vested Shares

Service-Based Non-vested Share Awards – A summary of the status of service-based non-vested share awards issued under the Equity Plan, as of October 1, 2016 is presented below:

	Shares	Weighted Average Grant Date Fair Value per share
Outstanding at January 2, 2016	—	$—
Granted	99,922	$0.71

Outstanding at October 1, 2016	99,922	$0.71

On July 22, 2016, the Company granted 40,000 shares of service-based non-vested stock that vest one year from the date of grant. These service-based non-vested share awards are valued at the date of grant based on the closing market price of the Company’s common stock, and are expensed using the straight-line method over the requisite service period (which is the vesting period of the award). During the thirteen weeks and thirty-nine weeks ended October 1, 2016, the Company recorded $6,000 of stock-based compensation expense in connection with these service-based non-vested share awards. As of October 1, 2016, there is an estimated $23,000 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to these service-based non-vested share awards, and this unrecognized expense is expected to be recognized over a period of 10 months.

On July 22, 2016, the Company also granted 59,922 shares of service-based non-vested stock to non-employees for services provided under consulting agreements which have three-year terms. In accordance with ASC 718, the fair value measurement date for these non-vested stock awards is the performance completion date. The fair value of the awards granted to the non-employee consultants will be remeasured each reporting period based on their fair value at that time up to the performance completion date. The changes in fair value each reporting period will be recognized in the Condensed Consolidated Statements of Operations. During the thirteen weeks and thirty-nine weeks ended October 1, 2016, the Company recorded $4,000 of stock-based compensation expense in connection with these service-based non-vested share awards. As of October 1, 2016, there is an estimated $33,000 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to these service-based non-vested share awards, and this unrecognized expense is expected to be recognized over a period of 34 months.

Performance-Based Non-vested Share Awards – A summary of the status of performance-based non-vested share awards issued under the Equity Plan, as of October 1, 2016 is presented below:

	Shares	Weighted Average Grant Date Fair Value per share
Outstanding at January 2, 2016	250,215	$3.15
Forfeited/cancelled	(77,558)	$3.14

Outstanding at October 1, 2016	172,657	$3.14

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

Share-based compensation cost for performance-based non-vested share awards is measured at the grant date based on the fair value of shares expected to be earned at the end of the performance period, based on the closing market price of the Company’s common stock on the date of grant, and is recognized as expense using the straight-line method over the performance period based upon the probable number of shares expected to vest. The Company estimates and excludes compensation cost related to awards not expected to vest based upon estimated forfeitures. Share-based compensation expense in connection with performance-based non-vested share awards was immaterial during the thirteen weeks ended October 1, 2016 and the Company recorded a reduction to share-based compensation expense of $63,000 during the thirteen weeks ended October 3, 2015. During the thirty-nine weeks ended October 1, 2016 and October 3, 2015, the Company recorded $53,000 and $90,000, respectively, of share-based compensation expense in connection with performance-based non-vested share awards. As of October 1, 2016, based on management’s assessment of the probability of achievement of less than one-hundred percent of the performance condition, there was an estimated $83,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to performance-based non-vested share awards. Unrecognized compensation cost at October 1, 2016 related to performance-based non-vested share awards is expected to be recognized over a period of 6 months.

2000 Supplemental Stock Plan

A summary of the option activity under the Company’s 2000 Supplemental Stock Plan (the “Supplemental Stock Plan”) as of October 1, 2016 and changes during the thirty-nine weeks then ended is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at January 2, 2016	36,900	$11.11
Forfeited/cancelled	(6,800)	$11.36

Outstanding at October 1, 2016	30,100	$11.06

Options vested and exercisable at October 1, 2016	30,100	$11.06

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

In March 2016 the holder of the Put Option exercised the Put Option and in April 2016, subsequent to the end of the first quarter of fiscal 2016, the Company purchased approximately 19,000 shares at $4.50 for a total of approximately $85,000. In 2015, the holder of the Put Option exercised the Put Option with respect to 90,036 shares. As of October 1, 2016 and January 2,

2016, the balance related to the liability component of the Put Option was $0 and $102,000, respectively, and is included in Other accrued liabilities in the Condensed Consolidated Balance Sheets. The Put Option expired on March 15, 2016.

6. Supplemental Balance Sheet Information

Accrued payroll, bonuses and related expenses and Other accrued liabilities consist of the following (amounts in thousands):

	October 1, 2016	January 2, 2016
Accrued payroll, bonuses and related expenses
Accrued payroll	$597	$448
Accrued bonuses	2,856	3,205
Accrued payroll taxes	533	636
Accrued vacation	701	539
Accrued severance	371	—
Other	223	297
	$5,281	$5,125
Other accrued liabilities
Sales and value-added taxes payable	$803	$478
Lease termination liability	130	135
Put option liability	—	102
Accrued income taxes	496	376
Accrued acquisition consideration	57	327
Accrued professional fees	172	604
Other	903	229
	$2,561	$2,251

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

Management evaluates segment performance based upon income (loss) from operations, excluding share-based compensation (benefits) and depreciation. There were no inter-segment revenues during the thirteen weeks or thirty-nine weeks ended October 1, 2016 and October 3, 2015. In addition, in its administrative division, entitled “Not Allocated to Segments,” the Company accounts for non-operating activity and the costs of providing corporate and other administrative services to all the segments, including, but not limited to, goodwill impairment, share-based compensation expense, depreciation expense, and certain research and development costs. Summarized financial information concerning the Company’s reportable segments is shown in the following table (amounts in thousands):

	North America	EMEA	Strategic Alliances	Not Allocated to Segments	Total
As of and for the thirty-nine weeks ended October 1, 2016:
Revenues	$22,601	$33,429	$521	$—	$56,551
Income (loss) from operations	4,810	5,268	(129)	(23,388)	(13,439)
Total assets	$4,968	$10,517	$628	$9,640	$25,753

As of and for the thirteen weeks ended October 1, 2016:
Revenues	$6,563	$10,507	$265	$—	$17,335
Income (loss) from operations	1,453	2,206	5	(3,584)	80

As of the fiscal year ended January 2, 2016:
Total assets	$6,831	$9,725	$626	$24,177	$41,359

As of and for the thirty-nine weeks ended October 3, 2015:
Revenues	$24,227	$31,541	$376	$—	$56,144
Income (loss) from operations	5,428	3,942	(977)	(12,107)	(3,714)
Total assets	$6,690	$11,719	$2,769	$26,887	$48,065

As of and for the thirteen weeks ended October 3, 2015:
Revenues	$8,837	$12,198	$170	$—	$21,205
Income (loss) from operations	2,302	1,588	(118)	(4,250)	(478)

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

In accordance with the provisions of FASB ASC 280-10, revenues earned in the United States and internationally based on the location where the services are performed are shown in the following table (amounts in thousands):

	For the Thirteen Weeks Ended		For the Thirty-nine Weeks Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
United States	$6,940	$9,007	$23,590	$24,603
International:
United Kingdom	9,124	11,764	30,202	30,206
Other	1,271	434	2,759	1,335
Total	$17,335	$21,205	$56,551	$56,144

In accordance with the provisions of FASB ASC 280-10, long-lived assets, excluding intangible assets, by geographic area are shown in the following table (amounts in thousands):

	Long-Lived Assets
	October 1, 2016	January 2, 2016
United States	$2,382	$2,611
United Kingdom	284	346
France	11	12
Total	$2,677	$2,969

Major customers in terms of significance to Cartesian’s revenues (i.e. in excess of 10% of revenues) and accounts receivable were as follows (amounts in thousands):

	Revenues
	For the thirty-nine weeks ended October 1, 2016		For the thirty-nine weeks ended October 3, 2015
	North America	EMEA	North America	EMEA
Customer A	—	$12,394	—	$11,961
Customer B	$9,556	—	$10,275	—
Customer C	—	7,032	—	$14,464
	Revenues
	For the thirteen weeks ended October 1, 2016		For the thirteen weeks ended October 3, 2015
	North America	EMEA	North America	EMEA
Customer A	—	$3,897	—	$3,969
Customer B	$3,082	—	$3,447	—
Customer C	—	1,635	—	$5,094

	Accounts Receivable
	As of October 1, 2016	As of October 3, 2015
Customer A	$3,300	$4,773
Customer B	$1,314	$1,831
Customer C	$1,351	$2,413

Revenues from the Company’s ten most significant customers accounted for approximately 74.1% and 86.5% of revenues during the thirteen weeks ended October 1, 2016 and October 3, 2015, respectively, and 77.7% and 87.9% for the thirty-nine weeks ended October 1, 2016 and October 3, 2015, respectively.

8. Income Taxes

During the thirteen weeks ended October 1, 2016 and October 3, 2015, the Company recorded income tax provisions of $89,000 and $82,000, respectively. During the thirty-nine weeks ended October 1, 2016 and October 3, 2015, the Company recorded income tax provisions of $221,000 and $372,000, respectively. The income tax provision for the thirteen weeks and thirty-nine weeks ended October 1, 2016 and for the thirteen weeks and thirty-nine weeks ended October 3, 2015 is primarily related to the generation of pre-tax book income within the Company’s U.K. operations in addition to deferred taxes recognized on goodwill amortized for income tax purposes but not for financial reporting purposes.

The Company has reserved all of its domestic net deferred tax assets as of October 1, 2016 and January 2, 2016 with a valuation allowance in accordance with the provisions of FASB ASC 740, “Income Taxes”, which requires an estimation of the recoverability of the recorded income tax asset balances. As of October 1, 2016 and January 2, 2016, the Company has recorded $36.8 million and $34.1 million, respectively, of valuation allowances attributable to its domestic net deferred tax assets. The determination of recording and releasing valuation allowances against deferred tax assets is made, in part, pursuant to the Company’s assessment as to whether it is more likely than not that the Company will generate sufficient future taxable income against which benefits of the deferred tax assets may or may not be realized. Significant judgment is required in making estimates regarding the Company’s ability to generate income in future periods.

The Company analyzes its uncertain tax positions pursuant to the provisions of FASB ASC 740 “Income Taxes”. There was no material activity related to the liability for uncertain tax positions during the thirty-nine weeks ended October 1, 2016 and October 3, 2015, and the Company has determined it does not have any material uncertain tax positions requiring reserves at October 1, 2016 or January 2, 2016.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2000. As of October 1, 2016, the Company has no income tax examinations in process.

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

The Company has classified the Holder Redemption Option and Note as Level 3 liabilities. Changes in the fair value of the Holder Redemption Option are recognized in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company reassesses the fair value of this liability on a quarterly basis. Based on that assessment, the Company recognized a decrease of $114,000 and an increase of $506,000 in the fair value of this liability during the thirteen weeks ended October 1, 2016 and October 3, 2015, respectively, and recognized a decrease of $65,000 and an increase of $611,000 during the thirty-nine weeks ended October 1, 2016 and October 3, 2015, respectively. To determine the fair value of the Holder Redemption Option, management evaluates assumptions that require significant judgment. Changes in certain inputs to the valuation model, including the Company’s period end stock price and stock volatility, can have a significant impact on the estimated fair value. The fair value recorded for the Holder Redemption Option may vary significantly from period to period. This variability may result in the actual liability for a period either above or below the estimates recorded in the Company’s consolidated financial statements, resulting in significant fluctuations in other income (expense) as a result of the corresponding non-cash gain or loss recorded. The model requires the following inputs: (i) price of the Company’s common stock; (ii) the expected life of the instrument or derivative; (iii) risk-free interest rate; (iv) estimated dividend yield, and (v) estimated stock volatility. Assumptions used in the calculation require significant management judgment.

The following table sets forth the Level 3 inputs to the binomial lattice model that were used to determine the fair value of the Note and the Holder Redemption Option:

	October 1, 2016	January 2, 2016
Common stock price	$0.62	$2.22
Dividend yield	—%	—%
Credit spread	12.3%	11.4%
Risk-free interest rate	0.8%	1.3%
Estimated stock volatility	67.6%	45.0%

In addition, the Company determined that the provision of the Note that permits Cartesian Limited to prepay the Note after 18 months if the trading price of the Company’s common stock exceeds $5.50 per share for a specified period of time is an embedded derivative asset that requires bifurcation (the “Issuer Call Option”). As of October 1, 2016 and January 2, 2016, the fair value of the Issuer Call Option was determined to be immaterial.

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

There were no transfers between Level 1, 2 or 3 liabilities during the thirty-nine weeks ended October 1, 2016 or during the fiscal year ended January 2, 2016.

As of October 1, 2016 and January 2, 2016, liabilities recorded at fair value on a recurring basis consist of the following (in thousands):

	Total	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant other unobservable inputs Level 3
October 1, 2016:
Holder Redemption Option	$887	$—	$—	$887
Earn-Out Liability	$1,941	$—	$—	$1,941
January 2, 2016:
Holder Redemption Option	$952	$—	$—	$952
Earn-Out Liability	$2,176	$—	$—	$2,176

The following table summarizes the year-to-date changes to the fair value of the Holder Redemption Option and Earn-Out liability, which are Level 3 liabilities (in thousands):

	Holder Redemption Option	Earn-Out Liability
Fair value at January 2, 2016	$952	$2,176
Decrease in fair value	(65)	(235)
Fair value at October 1, 2016	$887	$1,941

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values because of the relatively short-term maturities of these financial instruments.

10. Commitments and Contingencies

The Company is not subject to any material litigation as of October 1, 2016. However, the Company may become involved in various legal and administrative actions arising in the normal course of business. These could include actions brought by taxing authorities challenging the employment status of consultants utilized by the Company. In addition, future customer bankruptcies could result in additional claims on collected balances for professional services near the bankruptcy filing date. When management has determined that it is probable that an asset has been impaired or a liability had been incurred related to an action, claim or assessment and the amount of loss can be reasonably estimated, the Company will record a liability for such estimated loss in the appropriate accounting period. The resolution of any of such actions, claims, or the matters described above may have an impact on the financial results for the period in which they occur.

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

During the first quarter of fiscal 2015, the Company renewed an agreement under which it had a commitment to purchase a minimum of $412,000 in computer software over a three-year period. During the first quarter of fiscal 2016, the Company amended the agreement to include an additional commitment of $95,000 over a two-year period. As of October 1, 2016, the Company had an obligation of $181,000 remaining under this commitment.

In conjunction with the acquisition of the Farncombe Entities on July 22, 2015, the Company has recognized a liability of $1,941,000 related to potential Earn-Out consideration payable to the former shareholders of the Farncombe Entities. See Note 2, Acquisition for a discussion of the Earn-Out consideration.

11. Common Stock Repurchase Program

On June 7, 2016, the Board of Directors of the Company (the “Board”) authorized an amendment to the Company’s previously-announced stock repurchase program to extend the program through June 30, 2017. The program was initially authorized in February 2014 and was extended in June 2015. The program authorizes the Company to repurchase up to $2 million of Company common stock. Under the program, repurchases may be made by the Company from time to time in the open market or through privately negotiated transactions depending on market conditions, share price and other factors. The stock repurchase program may be modified or discontinued at any time by the Board of Directors. The Company expects to fund future repurchases, if any, through cash on hand, future cash flow from operations and future borrowings. The Company did not repurchase any shares under the stock repurchase program during the thirty-nine weeks ended October 1, 2016. During the thirty-nine weeks ended October 3, 2015, the Company purchased 12,809 shares under the stock repurchase program at an average cost of $2.44 per share. Through October 1, 2016, approximately $1,838,000 remained outstanding under the share repurchase program for future repurchases of Company common stock.

12. Exit and Disposal Activities

In fiscal 2015, the Company took steps to discontinue use of its leased facilities in McLean, Virginia. The space is leased under an operating lease with a term expiring in July 2019. It is comprised of 4,823 square feet. Although the Company has clients in this geographic market, projects are performed from either client sites or other Company locations, and thus the space is not required or used by Company employees, and specifically not used for revenue-generating activities. The property is vacant and currently being marketed as a sublease. We accounted for the discontinuation of use of this property in accordance with FASB ASC 420, “Exit or Disposal Cost Obligations” and as such recorded a liability during fiscal year 2015. As of October 1, 2016, a liability of $244,000 is recorded of which $130,000 is recorded in Other accrued liabilities and $114,000 is recorded in Other noncurrent liabilities in the Condensed Consolidated Balance Sheets. The amount recorded was calculated using probability-weighted cash flow analysis and represents the present value, calculated using a credit-adjusted risk free rate, of our remaining costs under the remaining term of the lease, net of estimated subleases we are likely to obtain.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cartesian Inc. and its subsidiaries are referred to herein as “Cartesian”, “we,” “us,” “our” or the “Company”.

Cautionary Statement Regarding Forward-Looking Statements. In addition to historical information, this quarterly report contains forward-looking statements. Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements of assumptions underlying such statements, and statements of the Company’s or management’s intentions, hopes, beliefs, expectations or predictions of the future. Forward-looking statements can often be identified by the use of forward-looking terminology, such as “believes”, “expects”, “may”, “should”, “could”, “intends”, “plans”, “estimates” or “anticipates”, variations thereof or similar expressions. Certain risks and uncertainties could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause a difference include, but are not limited to, our ability to successfully implement the strategic relationship with Elutions, Inc., conditions in the industry sectors that we serve, including the slowing of client decisions on proposals and project opportunities along with scope reduction of existing projects, overall economic and business conditions, our ability to retain the limited number of large clients that constitute a major portion of our revenues, our ability to protect client or Cartesian data or information systems from security breaches and cyber-attacks, technological advances and competitive factors in the markets in which we compete, foreign currency exchange rate fluctuations and the factors discussed in Item 1A. Risk Factors and the section entitled “Cautionary Statement Regarding Forward-Looking Information” in Part I of our Annual Report on Form 10-K for the fiscal year ended January 2, 2016 (“2015 Form 10-K”) and in Part II, Item 1A of this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date of this report. Except as may be required by applicable law, we undertake no obligation to revise, or publicly release the results of any revision to, these forward-looking statements. Readers should carefully review the cautionary statements contained in our 2015 Form 10-K, in Part II, Item 1A of this report and in other documents that we file from time to time with the Securities and Exchange Commission.

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

We are subject to a number of significant risks in the operation of our business, including operational, strategic, financial and regulatory risks. These include risks related to legal compliance, financial performance and condition, liquidity, concentration of credit, protection of our information technology networks and systems and intellectual property, counterparty credit and performance risk and other risks. Our Board of Directors has delegated to the Audit Committee, consisting solely of independent directors, the responsibility to oversee the assessment and management of the Company’s risks, including reviewing management’s risk assessment and risk management policies and procedures and steps management has taken to control material risk exposures. The Audit Committee is authorized to identify and discuss with management, the Board of Directors and the independent auditors the material risks faced by our business or which could impact our financial condition or performance, evaluate how those risks are managed and the quality and adequacy of our reporting with regard to them. Although we have processes and procedures to attempt to mitigate many of the risks that we face, there can be no assurance that such processes or procedures will be successful. For a discussion of certain risks relating to the Company, see Item 1A,

"Risk Factors" and Part I, "Cautionary Statement Regarding Forward-Looking Information" in the 2015 Form 10-K and "Risk Factors" in Part II, Item 1A of this report.

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

Impairment of Goodwill and Long-lived Assets – Goodwill is subject to periodic review for impairment. FASB ASC 350 “Intangibles-Goodwill and Other” requires an evaluation of indefinite-lived intangible assets and goodwill annually and whenever events or circumstances indicate that such assets may be impaired. The first step is to compare the fair value of a reporting unit to its carrying value, including goodwill. The second step, if necessary, compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill. The evaluation is conducted at the reporting unit level. Based on the application of the income approach and market approach described below, we determined, during the second quarter of fiscal 2016, that the implied fair value of goodwill of each of the Company's reporting units was less than its respective carrying value, which resulted in the full impairment of all that goodwill. This determination is discussed more fully in Note 4, Goodwill and Intangible Assets in the Notes to the Condensed Consolidated Financial Statements (Unaudited) included in Item 1, Condensed Consolidated Financial Statements (Unaudited), of this report.

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

A change in the estimate of the remaining life of one or more identifiable intangible assets or the impairment of one or more identifiable intangible assets could have a material impact on our results of operations and financial condition. Our identifiable intangible assets' carrying value, net of amortization, was approximately $0.7 million as of October 1, 2016.

Revenue Recognition – We recognize revenues from time and materials consulting contracts in the period in which our services are performed. We recognized $6.2 million and $6.6 million in revenues from time and materials contracts during the thirteen weeks ended October 1, 2016 and October 3, 2015, respectively. We recognized $20.9 million and $17.9 million in revenues from time and materials contracts during the thirty-nine weeks ended October 1, 2016 and October 3, 2015, respectively. In addition to time and materials contracts, we also enter into fixed fee contracts. We recognize revenues on milestone or deliverables-based fixed fee contracts and time and materials contracts not to exceed contract price using the percentage of completion-like method described by FASB ASC 605-35, “Revenue Recognition – Construction-Type and Production-Type Contracts”. For fixed fee contracts where services are not based on providing deliverables or achieving milestones, we recognize revenues on a straight-line basis over the period during which such services are expected to be performed. During the thirteen weeks ended October 1, 2016 and October 3, 2015, we recognized $11.2 million and $14.6 million in revenues on fixed fee contracts, respectively. During the thirty-nine weeks ended October 1, 2016 and October 3, 2015, we recognized $35.7 million and $38.2 million in revenues on fixed fee contracts, respectively. In connection with some fixed fee contracts, we receive payments from customers that exceed recognized revenues. We record the excess of receipts from customers over recognized revenue as deferred revenue. Deferred revenue is classified as a current liability to the extent it is expected to be earned within twelve months from the date of the balance sheet.

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

Accounting for Income Taxes – Accounting for income taxes requires significant estimates and judgments on the part of management. Such estimates and judgments include, but are not limited to, the effective tax rate anticipated to apply to tax differences that are expected to reverse in the future, the sufficiency of taxable income in future periods to realize the benefits of net deferred tax assets and net operating losses currently recorded and the likelihood that tax positions taken in tax returns will be sustained on audit. We account for income taxes in accordance with FASB ASC 740 “Income Taxes”. As required by FASB ASC 740, we record deferred tax assets or liabilities based on differences between financial reporting and tax basis of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. FASB ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of October 1, 2016, cumulative valuation allowances in the amount of $36.8 million were recorded in connection with domestic net deferred income tax assets.

As required by FASB ASC 740, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the guidance. Pursuant to FASB ASC 740, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As of October 1, 2016, we have no recorded liability for uncertain tax benefits.

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

Research and Development and Software Development Costs – Software development costs are accounted for in accordance with FASB ASC 985-20, “Software – Costs of Software to Be Sold, Leased, or Marketed” and FASB ASC 350-40, “Intangibles – Goodwill and Other – Internal-Use Software”. Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. We capitalize development costs incurred during the period between the establishment of technological feasibility and the release of the final product to customers if such costs are material. In addition, we capitalize software development costs for internal use software that we do not intend to market to third parties but use to deliver services. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, the date technological feasibility is reached, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. During the thirteen weeks ended October 1, 2016 and October 3, 2015, internal use software development costs of $89,000 and $198,000, respectively, were expensed as incurred. During the thirty-nine weeks ended October 1, 2016 and October 3, 2015, $364,000 and $607,000, respectively, of internal use software development costs were expensed as incurred. During the thirteen weeks ended October 1, 2016 and October 3, 2015, $32,000 and $145,000 of internal use software development costs were capitalized, respectively. During the thirty-nine weeks ended October 1, 2016 and October 3, 2015, $389,000 and $511,000 of internal use software development costs were capitalized, respectively.

Inventory – In accordance with the provisions of FASB ASC 330, “Inventory”, the Company’s inventory is stated at the lower of cost, using the first-in, first-out (FIFO) method, or fair value. As of October 1, 2016, the Company had $0.5 million in inventory, all of which was finished goods. All of the inventory was purchased in July 2014 from Elutions, which owns more than five percent of the outstanding shares of common stock of the Company. As provided for in the general framework agreement between the Company and Elutions (see Note 3, Strategic Alliance and Investment by Elutions, Inc. in the Notes to the Condensed Consolidated Financial Statements (Unaudited) included in Item 1, Condensed Consolidated Financial Statements (Unaudited), of this report), if the Company has not sold 75% of the inventory acquired from Elutions within one year after acquisition, Elutions is required upon request to source its requirements for future projects in the U.S. or U.K. from such inventory subject to a 10% discount against the Company’s purchase price until the Company has exhausted such inventory. In fiscal 2015, the Company requested that Elutions source its requirements for future projects from the inventory that was acquired by the Company from Elutions in July 2014. Management expects to continue to work with Elutions to utilize the inventory and changes in management’s expectations in future periods as the matter is resolved could impact the net realizable value of the inventory.

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

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED OCTOBER 1, 2016 COMPARED TO THIRTEEN WEEKS ENDED OCTOBER 3, 2015

REVENUES

Revenues decreased $3.9 million, or 18.3%, to $17.3 million for the third quarter of fiscal 2016 from $21.2 million for the comparable period in the prior fiscal year. This decrease was primarily due to the impact of a $1.6 million unfavorable change in foreign currency translation rates applied to revenues in our EMEA segment and the substantial completion of work in the second quarter of 2016 for a large North America segment customer. Our international revenues were approximately 60.0% of total revenues for the third quarter of fiscal 2016 as compared to 57.5% for the comparable period in fiscal 2015.

North America segment revenues decreased $2.3 million to $6.6 million for the third quarter of fiscal 2016 from $8.8 million for the third quarter of fiscal 2015. This decrease was primarily due to the substantial completion of work in the second quarter of 2016 for a large North America segment customer. During the third quarter of fiscal 2016, the North America segment provided services on 59 customer projects, compared to 64 projects performed in the comparable period in the prior fiscal year. Average revenue per project was $111,000 for the third quarter of fiscal 2016 and $138,000 for the third quarter of fiscal 2015. Revenues recognized in connection with fixed price engagements for the third quarters of fiscal 2016 and fiscal 2015 totaled $5.4 million and $7.6 million, respectively, representing 82.2% and 86.1% of the total revenues of the segment, respectively.

EMEA segment revenues decreased $1.7 million, or 13.9%, to $10.5 million for the third quarter of fiscal 2016 from $12.2 million for the comparable period in the prior fiscal year. The decrease was due to a $1.6 million impact of unfavorable foreign currency translation of the segment’s functional currency to our reporting currency, the U.S. Dollar. During the third quarters of fiscal 2016 and fiscal 2015, this segment provided services on 207 and 185 customer projects (excluding the Farncombe Entities), respectively, and average revenue per project was approximately $50,000 and $49,000, respectively.

Strategic Alliances segment revenues were $0.3 million and $0.2 million for the third quarters of fiscal 2016 and fiscal 2015, respectively.

COST OF SERVICES

Cost of services decreased $2.4 million, or 17.4%, to $11.2 million for the third quarter of fiscal 2016 from $13.6 million for the third quarter of fiscal 2015. Our gross margin was 35.3% for the third quarter of fiscal 2016 compared to 35.9% for the comparable period in the prior fiscal year.

Cost of services in the North America segment was $4.0 million for the third quarter of fiscal 2016 compared to $5.2 million for the third quarter of fiscal 2015. This decrease was primarily related to lower revenues in the third quarter of fiscal 2016 as compared to the third quarter of fiscal 2015. Our North America segment gross margin was 38.7% for the third quarter of fiscal 2016 compared to 40.6% for the third quarter of fiscal 2015. The decline in gross margin rate within the North America segment during the third quarter of fiscal 2016 was primarily driven by project mix.

Cost of services in the EMEA segment was $6.8 million and $8.1 million during the third quarters of fiscal 2016 and fiscal 2015, respectively. The decrease in cost of services in the EMEA segment was primarily related to the impact of the change in foreign currency exchange rates. The impact to cost of services of the change in foreign currency exchange rates was approximately $1.2 million for the third quarter of 2016. Gross margin in our EMEA segment was 34.9% for the third quarter of fiscal 2016, compared to 33.5% for the comparable period in the prior fiscal year. The improvement in gross margin rate within the EMEA segment was primarily due to project mix.

For our Strategic Alliances segment, cost of services was $0.3 million and $0.2 million for the third quarters of fiscal 2016 and fiscal 2015, respectively. Cost of services for the third quarter of fiscal 2016 included an inventory adjustment of $0.1 million. See Note 1, Basis of Reporting in the Notes to the Condensed Consolidated Financial Statements (Unaudited), included in Item 1, Condensed Consolidated Financial Statements (Unaudited), of this report.

OPERATING EXPENSES

Selling, general and administrative expenses were $6.0 million for the third quarter of fiscal 2016 compared to $8.1 million for the third quarter of fiscal 2015. The decrease in selling, general and administrative expenses for the third quarter of fiscal 2016 included a reduction of approximately $0.6 million related to the change in foreign currency exchange rates. During the third quarter of fiscal 2016 as compared to the third quarter of fiscal 2015, salaries and related expense decreased $1.3 million, severance expense decreased $0.2 million, professional fees and external consultants expense decreased $0.3 million, and travel related expense decreased $0.1 million. As a percentage of revenues, our selling, general and administrative expenses were 34.8% for the third quarter of fiscal 2016 compared to 38.2% in the comparable period of the prior fiscal year. The improvement in selling, general and administrative expenses as a percentage of revenues was primarily due to lower compensation expense and initiatives to lower operating costs.

OTHER INCOME AND EXPENSE

Other income and expense for the third quarters of fiscal 2016 and fiscal 2015 was income of $14,000 and expense of $0.6 million, respectively. Other income and expense for both the 2016 and 2015 fiscal periods included interest expense on the promissory note. The third quarter of fiscal 2016 included $0.1 million of income and the third quarter of fiscal 2015 included $0.5 million of expense related to the change in fair value of the derivative liability embedded in the promissory note. See Note 3, Strategic Alliance and Investment by Elutions, Inc., in the Notes to the Condensed Consolidated Financial Statements (Unaudited) included in Item 1, Condensed Consolidated Financial Statements (Unaudited), of this report.

INCOME TAXES

During the third quarters of fiscal 2016 and fiscal 2015, we recorded income tax provisions of $89,000 and $82,000, respectively. The income tax provision for fiscal 2016 and fiscal 2015 was primarily related to the generation of pre-tax book income within our U.K. operations in addition to deferred taxes recognized on goodwill amortized for income tax purposes but not for financial reporting purposes. For the third quarters of fiscal 2016 and fiscal 2015, we recorded no income tax benefit related to our domestic pre-tax losses, in accordance with the provisions of FASB ASC 740, "Income Taxes", which requires an estimation of our ability to use recorded deferred income tax assets. We currently have recorded a valuation allowance against all domestic deferred income tax assets generated due to uncertainty about their ultimate realization as a result of our history of domestic operating losses. If we continue to report net operating losses for financial reporting in our domestic operations, no additional tax benefit would be recognized for those losses, since we will not have accumulated enough positive evidence to support our ability to utilize the net operating loss carry-forwards in the future.

THIRTY-NINE WEEKS ENDED OCTOBER 1, 2016 COMPARED TO THIRTY-NINE WEEKS ENDED OCTOBER 3, 2015

REVENUES

Revenues increased $0.4 million, or 0.7%, to $56.6 million for the thirty-nine weeks ended October 1, 2016 from $56.1 million for the comparable period in the prior fiscal year. The increase in revenues was due to the acquisition of the Farncombe Entities in July 2015. Excluding the Farncombe Entities, revenues decreased approximately $6.0 million, or 10.7%, for the thirty-nine weeks ended October 1, 2016 as compared to the same period of fiscal 2015. This decrease was primarily related to lower volumes in our North America segment along with the impact of a $2.6 million unfavorable change in foreign currency translation rates applied to revenues in our EMEA segment (excluding the Farncombe Entities). Our international revenues were approximately 58.3% of total revenues for the thirty-nine weeks ended October 1, 2016 as compared to 56.2% for the thirty-nine weeks ended October 3, 2015.

North America segment revenues were $22.6 million and $24.2 million for the thirty-nine weeks ended October 1, 2016 and October 3, 2015, respectively. This decrease was due to lower volume of projects. During the thirty-nine weeks ended October 1, 2016, the North America segment provided services on 94 customer projects, compared to 118 projects performed in the comparable period in the prior fiscal year. Average revenue per project was $240,000 for the thirty-nine weeks ended October 1, 2016 and $205,000 for the thirty-nine weeks ended October 3, 2015. Revenues recognized in connection with fixed price engagements for the thirty-nine weeks ended October 1, 2016 and October 3, 2015 totaled $18.4 million and $19.7 million, respectively, representing 81.2% and 81.4% of the total revenues of the segment, respectively.

EMEA segment revenues increased 6.0% to $33.4 million for the thirty-nine weeks ended October 1, 2016 from $31.5 million for the comparable period in the prior fiscal year. The acquisition of the Farncombe Entities accounted for $6.4 million of the increase. Excluding the Farncombe Entities, revenues decreased $4.5 million. The decrease was primarily due to a decrease in volume of business in addition to a $2.6 million impact of unfavorable foreign currency translation of the segment’s functional currency to our reporting currency, the U.S. Dollar. During the thirty-nine weeks ended October 1, 2016 and October 3, 2015, this segment provided services on 386 and 256 customer projects, respectively, and average revenue per project was approximately $85,000 and $109,000, respectively.

Strategic Alliances segment revenues were $0.5 million and $0.4 million for the year-to-date periods of fiscal 2016 and fiscal 2015, respectively.

COST OF SERVICES

Cost of services increased $0.8 million, or 2.3%, to $37.1 million for the thirty-nine weeks ended October 1, 2016 from $36.3 million for the thirty-nine weeks ended October 3, 2015. The acquisition of the Farncombe Entities accounted for $4.3 million of the increase in cost of services. Excluding the Farncombe Entities, cost of services was down $3.5 million or 9.5%, primarily due to lower revenues and the impact of the change in foreign currency exchange rates of approximately $2.2 million. Our gross margin was 34.3% for the thirty-nine weeks ended October 1, 2016 compared to 35.4% for the comparable period in the prior fiscal year.

Cost of services in the North America segment was $13.9 million for the thirty-nine weeks ended October 1, 2016 compared to $14.7 million for the comparable period in fiscal 2015. Our North America segment gross margin was 38.4% for the thirty-nine weeks ended October 1, 2016 compared to 39.4% for the thirty-nine weeks ended October 3, 2015. The modest decline in gross margin rate within the North America segment during the thirty-nine weeks ended October 1, 2016 was primarily driven by project mix.

Cost of services in the EMEA segment was $22.3 million and $20.7 million during the thirty-nine weeks ended October 1, 2016 and October 3, 2015, respectively. The acquisition of the Farncombe Entities accounted for $4.3 million of the increase in cost of services. The change in foreign currency exchange rates reduced cost of services by approximately $2.2 million for the thirty-nine weeks ended October 1, 2016. Gross margin in our EMEA segment was 33.2% for the thirty-nine weeks ended October 1, 2016, compared to 34.3% for the comparable period in the prior fiscal year. The modest decline in gross margin rate within the EMEA segment was primarily due to project mix.

For our Strategic Alliances segment, cost of services was $0.6 million for each of the thirty-nine weeks ended October 1, 2016 and October 3, 2015, respectively.  Cost of services for the year-to-date periods of fiscal 2016 and fiscal 2015 included inventory adjustments of $0.2 million and $0.3 million, respectively. See Note 1, Basis of Reporting in the Notes to the Condensed Consolidated Financial Statements (Unaudited), included in Item 1, Condensed Consolidated Financial Statements (Unaudited), of this report.

OPERATING EXPENSES

Selling, general and administrative expenses were $22.0 million for the thirty-nine weeks ended October 1, 2016 compared to $23.6 million for the thirty-nine weeks ended October 3, 2015. The decrease in selling, general and administrative expenses for the thirty-nine weeks ended October 1, 2016 included a reduction of approximately $1.0 million related to the change in foreign currency exchange rates. During the thirty-nine weeks ended October 1, 2016 compared to the same period in fiscal 2015, salaries and related expense decreased $1.2 million, severance expense increased $0.1 million, rent expense increased $0.2 million, and professional services and outside consultants expense decreased $0.6 million. The decrease in selling, general and administrative expenses also included a $0.3 million favorable impact related to the change in the fair value of contingent consideration. As a percentage of revenues, our selling, general and administrative expenses were 39.0% for the thirty-nine weeks ended October 1, 2016 compared to 42.0% in the comparable period of the prior fiscal year. The improvement in selling, general and administrative expenses as a percentage of revenues was primarily due to lower compensation and professional service fees expense.

GOODWILL IMPAIRMENT

As described above under "Critical Accounting Policies – Impairment of Goodwill and Long-lived Assets," we recorded a non-cash goodwill impairment charge of $10.8 million during the second quarter of fiscal 2016. The facts and circumstances that led to the impairment of goodwill were primarily a result of the decreased market value of the Company based upon the market price of our common stock.

OTHER INCOME AND EXPENSE

Other expense for the thirty-nine weeks ended October 1, 2016 and October 3, 2015 was $0.1 million and $0.8 million, respectively. Other expense for both the 2016 and 2015 fiscal periods included interest expense on the promissory note of $193,000 and $191,000, respectively. The thirty-nine weeks ended October 1, 2016 and October 3, 2015 included income of $0.1 million and expense of $0.6 million, respectively, related to the change in fair value of the derivative liability embedded in the promissory note. See Note 3, Strategic Alliance and Investment by Elutions, Inc., in the Notes to the Condensed Consolidated Financial Statements (Unaudited) included in Item 1, Condensed Consolidated Financial Statements (Unaudited), of this report.

INCOME TAXES

During the thirty-nine weeks ended October 1, 2016 and October 3, 2015, the provision for income taxes was $0.2 million and $0.4 million, respectively. The income tax provision for both fiscal periods was primarily related to the generation of pre-tax book income within our U.K. operations in addition to deferred taxes recognized on goodwill amortized for income tax purposes but not for financial reporting purposes. For the thirty-nine weeks ended October 1, 2016 and October 3, 2015, we recorded no income tax benefit related to our domestic pre-tax losses, in accordance with the provisions of FASB ASC 740, "Income Taxes", which requires an estimation of our ability to use recorded deferred income tax assets. We currently have recorded a valuation allowance against all domestic deferred income tax assets generated due to uncertainty about their ultimate realization as a result of our history of domestic operating losses. If we continue to report net operating losses for financial reporting in our domestic operations, no additional tax benefit would be recognized for those losses, since we will not have accumulated enough positive evidence to support our ability to utilize the net operating loss carry-forwards in the future.

STATEMENT REGARDING NON-GAAP FINANCIAL MEASUREMENT

In addition to income (loss) from operations on a GAAP basis and net income (loss) and net income (loss) per share on a GAAP basis, our management uses the non-GAAP financial measures, "Non-GAAP adjusted income (loss) from operations", "non-GAAP adjusted net income (loss)" and “Constant Currency Revenues” in its evaluation of our performance, particularly when comparing performance to the prior year's period. These non-GAAP measures contain certain non-GAAP adjustments which are described in the following schedule entitled "Reconciliation of GAAP Net Income (Loss) to Non-GAAP Adjusted Net Income (Loss) and GAAP Income (Loss) from Operations to Non-GAAP Adjusted Income (Loss) from Operations" and “Reconciliation of Non-GAAP Constant Currency Revenues to GAAP Revenues”. In making these non-GAAP adjustments, we take into account certain non-cash expenses and benefits, including tax effects as applicable, and the impact of certain items that are generally not expected to be on-going in nature or that are unrelated to our core operations. Management believes the exclusion of these items provides a useful basis for evaluating underlying business performance, but should not be considered in isolation and is not in accordance with, or a substitute for, evaluating our performance utilizing GAAP financial information. In calculating revenues for the third quarter and year-to-date period of fiscal 2016 on a constant currency basis, the Company applied average foreign exchange rates from the comparable period of the prior fiscal year to the Company's foreign-denominated revenues in the third quarter and year-to-date period of the current fiscal year (excluding revenues from the Farncombe Entities, which were acquired by the Company in July 2015). We believe that providing such adjusted results allows investors and other users of our financial statements to better understand our comparative operating performance for the periods presented. Our non-GAAP measures may differ from similar measures by other companies, even if similar terms are used to identify such measures. Although management believes the non-GAAP financial measures are useful in evaluating the performance of our business, we acknowledge that items excluded from such measures have a material impact on our loss from operations and net loss and net loss per share calculated in accordance with GAAP. Therefore, management uses non-GAAP measures in conjunction with GAAP results. Investors and other users of our financial information should also consider the above factors when evaluating our results.

CARTESIAN, INC.
RECONCILIATION OF GAAP INCOME (LOSS) FROM OPERATIONS TO NON-GAAP ADJUSTED
INCOME (LOSS) FROM OPERATIONS AND GAAP NET INCOME (LOSS)
TO NON-GAAP ADJUSTED NET INCOME (LOSS)
(unaudited)
(in thousands, except per share data)

	Thirteen Weeks Ended	Thirteen Weeks Ended	Thirty-Nine Weeks Ended	Thirty-Nine Weeks Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Reconciliation of GAAP income (loss) from operations to non-GAAP adjusted income (loss) from operations:
GAAP income (loss) from operations	$80	$(478)	$(13,439)	$(3,714)
Depreciation	251	302	759	717
Amortization of intangible assets	70	83	235	83
Non-cash share based compensation expense	33	65	222	511
Goodwill impairment	—	—	10,830	—
Fair value adjustment to contingent consideration	66	(22)	(235)	(22)
Inventory adjustment	52	—	156	300
Accrued executive severance and related costs	182	356	932	821
Lease expense for discontinuation of office space	—	—	—	256
Acquisition expenses	—	364	—	656
Foreign currency exchange loss on note payable	95	100	428	96
Adjustments to GAAP income (loss) from operations	749	1,248	13,327	3,418
Non-GAAP adjusted income (loss) from operations	$829	$770	$(112)	$(296)

Reconciliation of GAAP net income (loss) to non-GAAP adjusted net income (loss):
GAAP net income (loss)	$5	$(1,135)	$(13,783)	$(4,921)
Depreciation	251	302	759	717
Amortization of intangible assets	70	83	235	83
Non-cash share based compensation expense	33	65	222	511
Goodwill impairment	—	—	10,830	—
Fair value adjustment to contingent consideration	66	(22)	(235)	(22)
Inventory adjustment	52	—	156	300
Accrued executive severance and related costs	182	356	932	821
Lease expense for discontinuation of office space	—	—	—	256
Acquisition expenses	—	364	—	656
Change in fair value of derivative liabilities	(114)	506	(65)	611
Foreign currency exchange loss on note payable	95	100	428	96
Incentive warrants expense	9	10	43	57
Tax effect of applicable non-GAAP adjustments (1)	5	(53)	(33)	(24)
Adjustments to GAAP net income (loss)	649	1,711	13,272	4,062
Non-GAAP adjusted net income (loss)	$654	$576	$(511)	$(859)

	Thirteen Weeks Ended	Thirteen Weeks Ended	Thirty-Nine Weeks Ended	Thirty-Nine Weeks Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Reconciliation of GAAP net income (loss) per diluted common share to non-GAAP adjusted net income (loss) per diluted common share:
GAAP net income (loss) per diluted common share	$0.00	$(0.13)	$(1.60)	$(0.59)
Depreciation	0.03	0.03	0.09	0.09
Amortization of intangible assets	0.01	0.01	0.03	0.01
Non-cash share based compensation expense	—	0.01	0.03	0.06
Goodwill impairment	—	—	1.25	—
Fair value adjustment to contingent consideration	0.01	—	(0.03)	—
Inventory adjustment	0.01	—	0.02	0.04
Accrued executive severance and related costs	0.02	0.04	0.11	0.10
Lease expense for discontinuation of office space	—	—	—	0.03
Acquisition expenses	—	0.04	—	0.07
Change in fair value of derivative liabilities	(0.01)	0.07	(0.01)	0.07
Foreign currency exchange loss on note payable	0.01	0.01	0.05	0.01
Incentive warrants expense	—	—	—	0.01
Tax effect of applicable non-GAAP adjustments (1)	—	(0.01)	—	—
Adjustments to GAAP net income (loss) per diluted common share	0.08	0.20	1.54	0.49
Non-GAAP adjusted net income (loss) per diluted common share	$0.08	$0.07	$(0.06)	$(0.10)
Weighted average shares used in calculation of Non-GAAP adjusted net income (loss) per diluted common share	8,650	8,745	8,694	8,313

 (1) The Company calculated the tax effect of non-GAAP adjustments by applying an applicable estimated jurisdictional tax rate to each specific non-GAAP item after consideration of the Company's valuation allowance.

CARTESIAN, INC.
RECONCILIATION OF NON-GAAP CONSTANT CURRENCY REVENUES
TO GAAP REVENUES
(unaudited)
(in thousands, except growth rates)

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	October 1, 2016	October 3, 2015	Year-Over-Year	October 1, 2016	October 3, 2015	Year-Over-Year
Non-GAAP Constant Currency Revenues Reconciliation (1),(2)
GAAP revenues, as reported	$17,335	$21,205	(18.3)%	$56,551	$56,144	0.7%
Foreign currency exchange impact on fiscal 2016 revenues using fiscal 2015 average rates (2)	1,649			2,563
Non-GAAP revenues, at constant currency	$18,984	$21,205	(10.5)%	$59,114	$56,144	5.3%

(1) Non-GAAP revenues on a constant currency basis are calculated by applying the average foreign exchange rates for the thirteen weeks and thirty-nine weeks ended October 3, 2015 to foreign-denominated revenues in the comparable current year periods. The difference between non-GAAP revenues and revenues calculated in accordance with GAAP is shown as "foreign currency exchange impact" in the table above. Non-GAAP constant currency revenue growth (expressed as a percentage) is calculated by determining the increase in non-GAAP constant currency revenues in the interim and year-to-date periods of fiscal 2016 compared to GAAP revenues for the prior year periods.

(2) The calculation of the foreign currency exchange impact on our fiscal 2016 revenues excludes the impact of the Farncombe acquisition on July 22, 2015. Revenues for the Farncombe entities are included in our GAAP revenues for the thirteen weeks and thirty-nine weeks ended October 1, 2016.

LIQUIDITY AND CAPITAL RESOURCES

During the thirty-nine weeks ended October 1, 2016, net cash used in operating activities was $2.4 million. Included in net cash used in operating activities was a net loss of $13.8 million partially offset by $12.1 million of non-cash expenses. Included in the net loss and non-cash expenses was a goodwill impairment charge of $10.8 million. In addition, changes in working capital accounted for $0.7 million in cash used by operations. The working capital changes primarily related to a $1.2 million decrease in trade accounts payable related to the timing of payments to vendors and partially offset by increases in accrued severance of $0.4 million and accrued liabilities of $0.7 million.

During the thirty-nine weeks ended October 3, 2015, our operating activities used cash of $3.1 million. Included in net cash used by operating activities was a net loss of $4.9 million partially offset by $2.6 million of non-cash expenses. In addition, changes in working capital accounted for $0.8 million in cash outflows from operations. The working capital changes related primarily to an increase in accounts receivable of $0.6 million due to the timing of collections, including accounts receivable transferred under our agreements with third-party financial institutions, and a $1.7 million decrease in accrued severance liability and related costs which were funded during the thirty-nine weeks ended October 3, 2015. These uses of cash were partially offset by an increase in trade accounts payable and deferred revenue of $1.8 million and a decrease in prepaid and other assets of $0.3 million.

Net cash used in investing activities was $0.9 million and $0.5 million for the thirty-nine weeks ended October 1, 2016 and October 3, 2015, respectively. The 2016 fiscal period includes $0.3 million of cash used related to the Farncombe acquisition which reflects cash paid with respect to the consideration payable related to net working capital of the Farncombe Entities as adjusted pursuant to the Purchase Agreement. See Note 2, Acquisition, in the Notes to the Condensed Consolidated Financial Statements (Unaudited) included in Item 1, Condensed Consolidated Financial Statements (Unaudited), of this report. Both fiscal periods included cash used for the purchase of office equipment, software and computer equipment.

Net cash provided by financing activities for the thirty-nine weeks ended October 1, 2016 was $0.8 million and net cash used in financing activities was $0.1 million for the thirty-nine weeks ended October 3, 2015. Cash provided by financing activities for the thirty-nine weeks ended October 1, 2016 primarily related to cash received under the accounts receivable factoring agreement with a third-party financial institution. For further discussion of the factoring agreement, see below and Note 1, Basis of Reporting, in the Notes to the Condensed Consolidated Financial Statements (Unaudited) included in Item 1, Condensed Consolidated Financial Statements (Unaudited), of this report. During the thirty-nine weeks ended October 1, 2016 we used $0.1 million to repurchase shares under a put option agreement with a former executive. Cash used in financing activities during the thirty-nine weeks ended October 3, 2015 related primarily to repurchases of common stock for employee income tax withholding, partially offset by purchases of stock by employees under the employee stock purchase plan.

At October 1, 2016, we had $4.2 million in cash and cash equivalents and $4.2 million in net working capital. At October 1, 2016, $1.9 million and $0.5 million of our cash and cash equivalents were denominated in British pounds sterling and Euros, respectively, which we would be able to repatriate, if needed, without any negative U.S. income tax consequences. We believe that our currently available cash and cash equivalents, cash generated from operations and working capital funding available from the accounts receivable arrangements discussed below, will be sufficient to meet anticipated cash and working capital requirements, including anticipated capital expenditures for at least the next 12 months. Furthermore, based on an analysis of our investments classified as cash equivalents, we do not believe that we have any material risk related to the liquidity or valuation of these investments, nor do we believe that we have any material counterparty credit risk related to these investments. Should our currently available liquid resources and cash generated from operations prove insufficient, we may need to obtain new debt or equity financing to support our operations. If we need to obtain new debt or equity financing to support our operations in the future, we may be unable to obtain debt or equity financing on reasonable terms. Our ability to secure new debt financing may be impacted by economic and financial market conditions. If adequate funds were not available on acceptable terms, our operations and liquidity could be materially and adversely affected. In addition, the Investment Agreement we entered into with Elutions contains provisions relating to certain future debt and equity financings by us as described below. If we continue to experience negative cash flow, we could experience liquidity challenges in the future.

We have entered into agreements with third-party financial institutions under which we can selectively elect to transfer to the financial institutions accounts receivables with certain of our largest customers on a non-recourse basis.  These agreements give us optionality to convert outstanding accounts receivable to cash at what we believe is a reasonable discount rate. During the thirty-nine weeks ended October 1, 2016 and October 3, 2015, $15.6 million and $19.7 million, respectively, in accounts receivable was transferred pursuant to these agreements.

In addition, on April 22, 2016, we entered into an agreement with RTS Financial Service, Inc. ("RTS") under which we may offer for sale, and RTS may purchase, certain accounts receivable of the Company on an account by account basis with recourse. Our obligations under the agreement with RTS are secured by all present and future accounts receivable and related assets, equipment and inventory of the Company, other than to the extent such assets are pledged pursuant to certain existing agreements of the Company and other than assets of the Company's subsidiaries. The Company subsequently amended the Factoring Agreement to add certain North American subsidiaries of the Company to the Factoring Agreement. This agreement provides us with additional ability to convert outstanding accounts receivable to cash, subject to the willingness of RTS to purchase individual accounts receivable. During the thirty-nine weeks ended October 1, 2016, the Company factored $1.5 million of accounts receivable under the Factoring Agreement which is included in Secured borrowing on the Condensed Consolidated Balance Sheets. See Note 1, Basis of Reporting, in the Notes to the Condensed Consolidated Financial Statements (Unaudited) included in Item 1, Condensed Consolidated Financial Statements (Unaudited), of this report.

On July 29, 2016, Cartesian Limited , a U.K. subsidiary of Cartesian, Inc., entered into an Invoice Discounting Agreement, a Debenture (security agreement) and certain related agreements with RBS Invoice Finance Limited ("RBS"). Pursuant to the terms of the agreements, Cartesian Limited may assign to RBS Invoice Finance Limited certain eligible accounts receivable of Cartesian Limited. No amounts were factored under the Agreement during the thirteen weeks and thirty-nine weeks ended October 1, 2016. See Note 1, Basis of Reporting, in the Notes to the Condensed Consolidated Financial Statements (Unaudited) included in Item 1, Condensed Consolidated Financial Statements (Unaudited), of this report.

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

FINANCIAL COMMITMENTS

As described in our discussion of liquidity and capital resources above, and in the Notes to the Condensed Consolidated Financial Statements (Unaudited) of this report, in 2014 our subsidiary, Cartesian Limited, issued a non-convertible promissory note in the amount of $3.3 million as part of the Investment Agreement with Elutions. The promissory note may be called by the holder at any time and may be prepaid by Cartesian Limited at any time after September 18, 2016. Upon occurrence of an event of default, the promissory note would bear interest at 9.825% per year and could be declared immediately due and payable.

In connection with the acquisition of the Farncombe Entities as described in the Notes to the Condensed Consolidated Financial Statements (Unaudited) of this report, the total purchase price includes earn-out consideration which is potentially payable in cash and/or shares of Company common stock as elected by each Seller in the Share Purchase Agreement. The earn-out consideration that is potentially payable represents 40% of the notional purchase price of the Farncombe Entities and may be up to £719,483 pounds sterling (approximately US$1.0 million based on an exchange rate of £1.000= US$1.393 as of October 1, 2016) and up to 461,055 shares of Company common stock (approximately £1,024,765 pounds sterling or US$1.4 million based on an exchange rate of £1.000= US$1.393 as of October 1, 2016).

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

A review and evaluation was performed by our management, including our Chief Executive Officer and Chief Financial Officer (the “CEO” and “CFO”), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of October 1, 2016.

There were no changes in our internal control over financial reporting during the fiscal quarter ended October 1, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit 10.3
Employment Agreement, dated as of September 26, 2016, by and between Cartesian, Inc. and William Hill, filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2016 (File No. 001-34006), is incorporated herein by reference as Exhibit 10.3.

Exhibit 10.4
Employment Agreement - Amendment #1, dated as of September 28, 2016, by and between Cartesian, Inc. and John C. Ferrara, filed as Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2016 (File No. 001-34006), is incorporated herein by reference as Exhibit 10.4.

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

Cartesian, Inc.
(Registrant)

Date: November 10, 2016	By	/s/ Peter H. Woodward
(Signature)
Peter H. Woodward
Chief Executive Officer (Principal executive officer)

Date: November 10, 2016	By	/s/ John C. Ferrara
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

Exhibit 10.3
Employment Agreement, dated as of September 26, 2016, by and between Cartesian, Inc. and William Hill, filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2016 (File No. 001-34006), is incorporated herein by reference as Exhibit 10.3.

Exhibit 10.4
Employment Agreement - Amendment #1, dated as of September 28, 2016, by and between Cartesian, Inc. and John C. Ferrara, filed as Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2016 (File No. 001-34006), is incorporated herein by reference as Exhibit 10.4.

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