Form 10-K
period 2016-12-31
Cartesian, Inc.
filed 2017-03-31
CIK 1094814

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016

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
NONE.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐NO ☑

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐NO ☑

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, as of July 2, 2016 was approximately $4,819,324. Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded for purposes of this calculation. The treatment of such holders as affiliates for purposes of this calculation is not intended as a conclusive determination of affiliate status for other purposes. As of February 24, 2017, the Registrant had 8,985,925 shares of common stock, par value $0.005 per share (the Common Stock), issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be provided in Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K is hereby incorporated by reference from our definitive 2017 proxy statement which will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 2016.

CARTESIAN, INC.

FORM 10-K

Exhibits
List of Subsidiaries
Consents of Independent Registered Public Accounting Firms
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

Forward-looking statements involve risks and uncertainties and are not guarantees of future performance or results. Our actual financial condition, results of operations or business may vary materially from those contemplated by such forward-looking statements. Investors are cautioned not to place undue reliance on any forward-looking statements. Factors that might affect actual results, performance, or achievements include, among other things, our ability to generate sufficient cash flow from operations and obtain sufficient financing to pay our promissory note issued to Elutions if called for redemption by Elutions, our ability to successfully implement the strategic relationship with Elutions, conditions in the industry sectors that we serve, including the slowing of client decisions on proposals and project opportunities along with scope reduction of existing projects, overall economic and business conditions, including business and economic conditions in the countries in which we operate, our ability to retain the limited number of large clients that constitute a major portion of our revenues, our ability to protect client or Cartesian data or information systems from security breaches and cyber-attacks, technological advances and competitive factors in the markets in which we compete, volatility in foreign exchange rates, and the other factors described in "Risk Factors" in Item 1A below. Other factors that we have not identified in this document could also have this effect. All forward-looking statements made in this Annual Report on Form 10-K are made as of the date hereof. We will not necessarily update the information in this Annual Report on Form 10-K if any forward-looking statement later turns out to be inaccurate, except as may be required by law.

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

We have strengthened Cartesian's technology consultancy services and broadened our managed analytics solutions through our Ascertain® software. Ascertain is an innovative and modular software suite whose foundations feature advanced revenue assurance and data integrity tools that when customized and integrated into client environments support fixed, wireless, internet service provider (“ISP”), data and content environments. Ascertain reflects an intellectual property investment of over 16 years and we are refining and reinventing the software to address existing and future challenges. We are investing further in defining our go-to-market offerings that are built with technology at the core.

In July 2015, we acquired all of the outstanding shares of capital stock of Farncombe France SARL and Farncombe Technology Limited (collectively, the “Farncombe Entities”). The Farncombe Entities operate primarily in the U.K. and Europe and are in the business of providing strategic consultancy, content security, testing and implementation services for broadcast and broadband internet digital television. The leaders and consultants of the Farncombe Entities are known experts in video, digital rights, content and security across multiple platforms, including broadcast, mobile and broadband networks. In addition to serving a complementary client base, the Farncombe Entities position Cartesian to support the growing digital TV needs of communications service providers. The Farncombe Entities provide cross-selling and upselling opportunities across our combined customer base, particularly in strategy and analytics. The global payTV market exceeds more than $250 billion annually and continues to grow steadily. Convergence of content across digital media platforms is increasingly important in markets across the globe. Ensuring a high quality, seamless viewing experience along with the security of content is a requirement to compete effectively. Farncombe’s experience in these areas along with Cartesian’s strategic, operational and technical capabilities in serving global service providers strengthens our ability to support convergence and quad play offerings in this growing market.

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

Strategic alliance partnerships are an element of our strategy. In 2014, we entered into a strategic alliance and Investment Agreement with Elutions, Inc. (“Elutions”), a provider of operational business intelligence solutions. With regard to the commercial relationship, Elutions is a provider of smart building and smart asset management solutions for energy management. In the partnership with Elutions, Cartesian may provide: lead generation to Elutions, sales and marketing support and program management. For additional information regarding the alliance and transaction with Elutions, see Note 3, Strategic Alliance and Investment by Elutions, Inc., in the Notes to the Consolidated Financial Statements included in Item 8, "Consolidated Financial Statements", of this report.

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

While communications companies are investing in future growth, companies across most industries and sectors, including communications and media, are operating with increased expense discipline. Many firms are reducing their cost structures through actions which include lowering total headcount, decreasing information technology expenses by migrating to cloud environments, and leveraging data to gain insight into operations and potential efficiency gains. In addition, the industry we serve is experiencing rapid consolidation, creating opportunities and challenges as budgets shift toward integration programs. Spending decisions, both operating expenses and capital expenditures, are coming under increased scrutiny with a heightened focus on a demonstrated return on investment or lower total cost.

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

- Increase penetration within top revenue-generating clients

Our sales strategy focuses on increasing the amount of revenues and number of engagements within our top clients. This approach includes volume pricing arrangements and is designed to give us both revenue visibility and add efficiency to the model so as to ensure optimum utilization of our consultant base. In fiscal years 2016 and 2015, 77% and 87% of our revenues, respectively, came from our ten most significant customers.

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

- Program Management

We have a track record of success in the management, execution and delivery of quality consulting services in a cross-functional program management environment. We provide independent, impartial, centralized management and governance of inter-related projects in complex environments using a small group of experienced and dedicated resources. Our approach enables an organization to deliver projects faster, with higher quality and less cost, to meet, and often, exceed expectations. Our project management office engagements are supported by a superb track record, proven tool sets and methodologies, a focus on ‘what works' and a keen understanding of both the financial imperatives of the business and the drivers of customer satisfaction.

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

During fiscal year 2016, we utilized approximately 529 consultants, representing a combination of employee client service personnel and independent contracting firms. Of these, 325 were employee consultants and approximately 204 were working on engagements for us primarily through independent subcontracting firms. In addition to the consultants, we have an administrative staff of approximately 33 employees in the accounting and finance, marketing, recruiting, information technology, human resources, legal and administrative areas. As of December 31, 2016, we had 298 total employees, of which 262 were full-time.

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

MAJOR CUSTOMERS

Since our inception, we have provided services to over a thousand domestic and international customers, primarily communication service providers and large technology and applications firms serving the communications industry and financial firms that invest in this sector. In more recent years, we have added to our base of customers with cable, media and entertainment clients looking to leverage communications infrastructure to deliver offerings to the market. We depend on a small number of key customers for a significant portion of our revenues. For fiscal year 2016, three customers accounted for 22%, 17% and 12%, respectively, of our revenues. No other single customer accounted for 10% or more of our revenues. Also during fiscal year 2016, our top ten customers accounted for approximately 77% of total revenues. We generally provide discounted pricing for large projects on fixed commitments with long-term customers. Our clients' needs for services vary substantially from period to period and therefore they typically engage services on a project basis.

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

FOREIGN MARKETS

A substantial portion of our business is conducted in foreign markets and a substantial portion of our revenues and costs are derived from our international business. Our international revenues in the 2016 fiscal year represented 59.1% of our total revenues, up from 55.9% of our total revenues in the 2015 fiscal year. For information on results of operations and assets by geographic location, please see Note 7, Business Segments, Major Customers and Significant Group Concentrations of Credit Risk, in the Notes to the Consolidated Financial Statements included in Item 8 “Consolidated Financial Statements” of this report. Our international operations expose us to a number of business and economic risks, including unfavorable foreign currency exchange rates or fluctuations; our ability to protect our intellectual property; the impact of foreign laws, regulations and trade customs; U.S. and foreign taxation issues; potential limits on our ability to repatriate foreign profits; and general political and economic trends, including political and economic conditions in foreign markets and the potential impact of terrorist attacks or international hostilities. If we are unable to achieve anticipated levels of revenues from or efficiently manage our international operations, our overall revenues and profitability may decline.

RESEARCH AND DEVELOPMENT AND SOFTWARE DEVELOPMENT EXPENSES

Our research and development costs for internally-developed software products that are used by our associates in delivering services to our clients totaled $0.9 million and $1.4 million in fiscal years 2016 and 2015, respectively. During fiscal years 2016 and 2015, $0.5 million and $0.8 million, respectively, of these costs were expensed as incurred. During fiscal years 2016 and 2015, $0.4 million and $0.6 million of internal use software development costs were capitalized, respectively.

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

ITEM 1A. RISK FACTORS

Without additional financing, our existing capital resources may not be sufficient to repay an outstanding promissory note and fund our operations if the promissory note is called for redemption by the holder. Under Accounting Standards Update 2014-15, Presentation of Financial Statements - Going Concern, that contingency creates substantial doubt as to our ability to continue as a going concern because the call for redemption of the promissory note is outside of our control and resolving that contingency depends upon our raising additional debt or equity financing on acceptable terms.

In August 2014, the FASB released ASU 2014-15, Presentation of Financial Statements – Going Concern, which requires a company to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within the one year period subsequent to the date that the financial statements are issued or within the one year period subsequent the date that the financial statements are available to be issued. This accounting guidance was effective for the Company in the fourth quarter of 2016. Our cash resources and cash flows from operations have been sufficient to pay our obligations and debts as they become due. However, our current capital resources may not be sufficient to repay a promissory note payable to Elutions Capital Ventures S.à r.l, a subsidiary of Elutions, in an aggregate original principal amount of $3.3 million ("Elutions Note"), if it were to be called for redemption, and to fund our operations going forward. The Elutions Note matures on March 18, 2019, but may be called for redemption by the holder at any time and is payable 30 days after it is called for redemption. In addition, we are obligated to pay the earn-out consideration that is potentially payable in connection with the acquisition of the Farncombe Entities in 2015. The earn-out consideration that is potentially payable represents 40% of the notional purchase price of the Farncombe Entities and may be up to £719,483 pounds sterling (approximately US$0.9 million based on an exchange rate of £1.000 = US$1.234 as of December 31, 2016) and up to 461,055 shares of Company common stock (approximately £1,024,765 pounds sterling or US$1.3 million based on an exchange rate of £1.000= US$1.234 as of December 31, 2016). We are not in default under the Elutions Note and do not have any reason to currently expect that the Elutions Note will be called for redemption, given that (i) we are paying our debts as they become due (including making timely payments of interest on the Elutions Note), (ii) a call by the holder of the Elutions Note would cause Elutions to no longer have the right to purchase shares of stock pursuant to the Tracking Warrant and (iii) Elutions is a significant stockholder of the Company and a call by the holder of the Elutions Note for redemption may adversely affect the value of Elutions' other equity holdings in the Company. Under the Tracking Warrant, Elutions has the right to purchase up to 996,544 shares of common stock of the Company for $3.28 per share. The Tracking Warrant expires March 18, 2020. Although we do not have any reason to currently expect that the Elutions Note will be called for redemption, any determination by the holder of the Elutions Note is outside of our control.

We have entered into receivable financing and factoring arrangements with respect to certain accounts receivable, provided that our ability to finance receivables is subject to limitations, including in certain arrangements the willingness of the purchaser to purchase individual accounts receivable that are offered by us. If the Elutions Note is called for redemption by the holder or if we realize significant negative cash flows from operations, we will be required to seek additional debt or equity financing. As further described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources", Elutions has certain rights of first offer in connection with debt financings by us, subject to certain exceptions. In addition, if we obtain debt financing from other lenders, subject to certain exceptions, Elutions may require us to redeem the Elutions Note and to repurchase the shares of our common stock originally acquired by Elutions at a price based upon market prices over 15 trading days prior to the repurchase. In addition, Elutions has certain preemptive rights in connection with equity issuances by us, subject to certain exceptions, and we and our subsidiaries may not, without the prior written consent of Elutions, issue options, warrants or similar rights or convertible securities, other than with respect to certain excluded issuances.

We are exploring alternatives to address our liquidity needs in the event the Elutions Note is called for redemption. However, there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. Our ability to secure new financing may be impacted by economic and financial market conditions. If financing is obtained through the sale of additional equity securities or debt securities with equity features, it could result in dilution to our stockholders. If adequate funds were not available on acceptable terms, our business, results of operations, cash flows, and financial condition could be materially adversely affected.

Our financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Management has concluded under the new accounting standard that there is substantial doubt about the Company's ability to continue as a going concern if the Company is unable to arrange financing sufficient to pay off the Elutions note upon a call for redemption. If we become unable to continue as a going concern, we may have to (i) initiate litigation or seek protection under bankruptcy reorganization laws, or (ii) liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty, including any adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

We have experienced losses from operations, and any future losses and negative cash flows from operations could materially adversely affect our limited liquidity.

We incurred a net loss of $13.9 million in the fiscal year ended December 31, 2016 and a net loss of approximately $7.7 million in the fiscal year ended January 2, 2016. Our cash used by operations was $2.3 million and $2.6 million for the fiscal years ended December 31, 2016 and January 2, 2016, respectively. We had cash and cash equivalents of $4.1 million and working capital of $4.0 million as of December 31, 2016. If we do not achieve sustained profitable operations and positive cash flows from operations, we could experience significant liquidity challenges.

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

We are dependent on information technology networks and systems to securely store, process, use and transmit electronic information and to communicate among our locations in the U.S., U.K. and Europe and with our clients, alliance partners, and vendors. Such information includes intellectual property, both our proprietary business information and that of our customers, and personally identifiable information of our customers and employees. As the breadth and complexity of this infrastructure continue to grow, the potential risk of cyber-attacks increases. Such cyber-attacks, whether through computer hacking, acts of vandalism or theft, malware, computer viruses, human errors, system failures, catastrophes or other unforeseen events, may lead to shutdowns or disruptions of our systems and the potential for unauthorized disclosure of sensitive or confidential information.

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

In addition, unauthorized access to or through our information systems or those we develop for our clients, or unauthorized disclosure of sensitive or confidential client, employee or Cartesian data, whether by our employees or third parties, including through system failure, human error or a cyber-attack by computer programmers and hackers who may develop and deploy viruses, malware, worms or other malicious software programs, may result in significant remediation costs, legal liability, damage to our reputation and government sanctions and may have a material adverse effect on our business and financial results. Our cyber risk and other insurance might not be sufficient to cover us against claims related to security incidents, cyber-attacks and other related events. Attempting to protect our information technology networks and systems may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, to train employees, and to engage third-party security experts and consultants.

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

We have net operating loss carryforwards due to prior period losses, which if not utilized will expire at various times between 2020 and 2036. If we continue to report net operating losses for financial reporting in either our domestic or international operations, no additional tax benefit would be recognized for those losses, since we will not have accumulated enough positive evidence to support our ability to utilize the net operating loss carry-forwards in the future. If we are unable to generate sufficient taxable income to utilize our net operating loss carryforwards, these carryforwards could expire unused and be unavailable to offset future income tax liabilities.

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

We granted warrants to purchase a total of 4,396,544 shares of our common stock under the Tracking Warrant and the Incentive Warrant (each as defined below) issued to Elutions in connection with our strategic relationship with Elutions, as more fully described in Note 3, Strategic Alliance and Investment by Elutions, Inc., in the Notes to the Consolidated Financial Statements included in Item 8 “Consolidated Financial Statements” of this report. In addition, the warrants include economic anti-dilution provisions, which provide that if we issue shares of common stock in the future below market price in certain transactions, the number of shares of common stock that could be acquired by Elutions may increase, further diluting the ownership interests and voting rights of our other stockholders.

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

In connection with the entering into our strategic relationship with Elutions, as more fully described in Note 3, Strategic Alliance and Investment by Elutions, Inc., in the Notes to the Consolidated Financial Statements included in Item 8 “Consolidated Financial Statements” of this report, we issued to Elutions 609,756 shares of our common stock and a Tracking Warrant to purchase 996,544 shares of our common stock. These issuances, together, represent approximately 16.1% of our outstanding shares of common stock on a fully diluted basis after such potential issuance under the Tracking Warrant, based on the shares of common stock outstanding as of December 31, 2016. In addition, together with the Incentive Warrant, the total potential ownership amount of Elutions would represent approximately 37.4% of our issued and outstanding shares of common stock on a fully diluted basis after such potential issuances under the Warrants, based on the shares of common stock outstanding as of December 31, 2016. Accordingly, Elutions is the largest beneficial owner of our shares of common stock and has substantial current and potential future influence over all matters submitted to the stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets).

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

We may not satisfy The NASDAQ Capital Market's requirements for continued listing. If we cannot satisfy these requirements, NASDAQ could delist our common stock.

Our common stock is listed on The NASDAQ Capital Market. To continue to be listed on NASDAQ, we are required to satisfy a number of conditions. In August 2016, we received two letters from NASDAQ, with the first letter notifying us of our failure to maintain a minimum closing bid price of $1.00 over the preceding 30 consecutive business days for our common stock. The second letter notified us of our failure to maintain a minimum of $10,000,000 in stockholders' equity as required for companies trading on The NASDAQ Global Market. In response to the second letter, we transferred our securities to The NASDAQ Capital Market in September 2016 to regain compliance with the minimum stockholders' equity requirement. On January 23, 2017, we received notification from NASDAQ that since the closing bid price of our common shares had been at $1.00 per share or greater for 10 consecutive business days, we were again in compliance with the minimum bid price requirement.

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

Location	Sq. Feet	Lease Expiration
McLean, Virginia	4,881	July 2019(1)
Boston, Massachusetts	11,763	October 2021(2)
Somerset, New Jersey	2,910	May 2019
Philadelphia, Pennsylvania	1,947	June 2017
London, England	11,825	March 2021(3)
Paris, France	1,238	May 2022

(1)	In March 2017, the Company entered into a sublease at this location.

(2)	The Company is actively seeking a sublease tenant for a portion of this location.

(3)	In March 2017, the Company entered into a sublease for approximately 2,100 square feet at this location.

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
PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is quoted on the NASDAQ Stock Market under the symbol CRTN. The high and low price per share for the Common Stock for the fiscal years ended December 31, 2016 and January 2, 2016, by quarter were as follows:

	High	Low
First quarter, fiscal year 2016	$2.25	$1.81
Second quarter, fiscal year 2016	$2.11	$0.93
Third quarter, fiscal year 2016	$1.11	$0.56
Fourth quarter, fiscal year 2016	$1.08	$0.50

	High	Low
First quarter, fiscal year 2015	$4.45	$3.09
Second quarter, fiscal year 2015	$4.40	$3.15
Third quarter, fiscal year 2015	$3.50	$2.02
Fourth quarter, fiscal year 2015	$2.62	$2.07

The above information reflects inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

As of February 24, 2017, there were approximately 48 holders of record of our Common Stock.

Holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available. To date, we have not paid any cash dividends on our Common Stock and do not expect to declare or pay any cash or other dividends in the foreseeable future.

During the fiscal year ended December 31, 2016, we did not sell any unregistered equity securities, except as previously disclosed in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

(c) ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA

 Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K. Statements included in this discussion that are not statements of current or historical information may constitute forward-looking statements. Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements of assumptions underlying such statements, and statements of the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future. Forward-looking statements can often be identified by the use of forward-looking terminology, such as "will be," "should," "could," "plan," "estimate," "intend," "continue," "believe," "may," "expect," "hope," "anticipate," "goal" or "forecast," variations thereof or similar expressions. Certain risks and uncertainties could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause a difference include, but are not limited to, our ability to generate sufficient cash flow from operations and obtain sufficient financing to pay the Elutions Note if called for redemption by Elutions, our ability to successfully implement the strategic relationship with Elutions, conditions in the industry sectors that we serve, including the slowing of client decisions on proposals and project opportunities along with scope reduction of existing projects, overall economic and business conditions, including business and economic conditions in the countries in which we operate, our ability to retain the limited number of large clients that constitute a major portion of our revenues, our ability to protect client or Cartesian data or information systems from security breaches and cyber-attacks, technological advances and competitive factors in the markets in which we compete, volatility in foreign exchange rates, and the factors described in “Risk Factors” in Item 1A of this report. Other factors that we have not identified in this document could also have this effect. All forward-looking statements made in this Annual Report on Form 10-K are made as of the date hereof. We will not necessarily update the information in this Annual Report on Form 10-K if any forward-looking statement later turns out to be inaccurate, except as may be required by law.

We report our financial data on a 52/53-week fiscal year for reporting purposes. Fiscal years 2016 and 2015 were each comprised of 52 weeks. For further discussion of our fiscal year-end, see Item 8, "Consolidated Financial Statements," Note 1, "Organization and Summary of Significant Accounting Policies," of the Notes to the Consolidated Financial Statements contained herein.

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

In July 2015, we entered into a Share Purchase Agreement (the “Purchase Agreement”) and completed the acquisition of all of the outstanding shares of capital stock of Farncombe France SARL and Farncombe Technology Limited (collectively, the “Farncombe Entities”). The Farncombe Entities operate primarily in the U.K. and Europe and are in the business of providing strategic consultancy, content security, testing and implementation services for broadcast and broadband internet digital television. The leaders and consultants of the Farncombe Entities are known experts in video, digital rights, content and security across multiple platforms, including broadcast, mobile and broadband networks. In addition to serving a complementary client base, the Farncombe Entities position Cartesian to support the growing digital TV needs of communications service providers. The Farncombe Entities provide cross-selling and upselling opportunities across our combined customer base, particularly in strategy and analytics. The global payTV market exceeds more than $250 billion annually and continues to grow steadily. Convergence of content across digital media platforms is increasingly important in markets across the globe. Ensuring a high quality, seamless viewing experience along with the security of content is a requirement to compete effectively. Farncombe’s experience in these areas along with Cartesian’s strategic, operational and technical capabilities in serving global service providers strengthens the Company’s ability to support convergence and quad play offerings in this growing market.

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

Impairment of Goodwill and Long-lived Assets - FASB ASC 350 "Intangibles-Goodwill and Other" requires an evaluation of indefinite-lived intangible assets and goodwill annually and whenever events or circumstances indicate that such assets may be impaired. The first step of a goodwill impairment test is to compare the fair value of a reporting unit to its carrying value, including goodwill. The second step of the test, if necessary, compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill. The evaluation is conducted at the reporting unit level. Based on the application of the income approach and market approach described below, we determined, during the second quarter of fiscal 2016, that the implied fair value of goodwill of each of the Company's reporting units was less than its respective carrying value, which resulted in the full impairment of all that goodwill. This determination is discussed more fully in Note 4, Goodwill and Intangible Assets in the Notes to the Consolidated Financial Statements included in Item 8, "Consolidated Financial Statements" of this report.

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

A change in the estimate of the remaining life of one or more identifiable intangible assets or the impairment of one or more identifiable intangible assets could have a material impact on our results of operations and financial condition. Our identifiable intangible assets' carrying value, net of amortization, was approximately $0.6 million as of December 31, 2016.

Revenue Recognition - We recognize revenues from time and materials consulting contracts in the period in which our services are performed. We recognized $25.5 million and $26.8 million in revenues from time and materials contracts during fiscal years 2016 and 2015, respectively. In addition to time and materials contracts, our other types of contracts include fixed fee contracts. We recognize revenues on milestone or deliverables-based fixed fee contracts and time and materials contracts not to exceed contract price using the percentage of completion-like method described by FASB ASC 605-35, "Revenue Recognition - Construction-Type and Production-Type Contracts". For fixed fee contracts where services are not based on providing deliverables or achieving milestones, we recognize revenues on a straight-line basis over the period during which such services are expected to be performed. During fiscal years 2016 and 2015, we recognized $46.3 million and $51.0 million, respectively, in revenues on fixed fee contracts. In connection with some fixed fee contracts, we receive payments from customers that exceed recognized revenues. We record the excess of receipts from customers over recognized revenue as deferred revenue. Deferred revenue is classified as a current liability to the extent it is expected to be earned within twelve months from the date of the balance sheet.

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

We also develop, install and support customer software in addition to our traditional consulting services. Although there was no revenue recognized related to software sales agreements for fiscal years 2016 or 2015, we also provide post-contract support ("PCS") services, including technical support and maintenance services as well as other professional services not essential to the functionality of the software. For those contracts that include PCS service arrangements which are not essential to the functionality of the software solution, we separate the FASB ASC 605-35 software services and PCS services utilizing the multiple-element arrangement model prescribed by FASB ASC 605-25, "Revenue Recognition - Multiple-Element Arrangements ". FASB ASC 605-25 addresses the accounting treatment for an arrangement to provide the delivery or performance of multiple products and/or services where the delivery of a product or system or performance of services may occur at different points in time or over different periods of time. We utilize FASB ASC 605-25 to separate the PCS service elements and allocate total contract consideration to the contract elements based on the relative fair value of those elements utilizing PCS renewal terms as evidence of fair value. Revenues from PCS services are recognized ratably on a straight-line basis over the term of the support and maintenance agreement.

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

Accounting for Income Taxes - Accounting for income taxes requires significant estimates and judgments on the part of management. Such estimates and judgments include, but are not limited to, the effective tax rate anticipated to apply to tax differences that are expected to reverse in the future, the sufficiency of taxable income in future periods to realize the benefits of net deferred tax assets and net operating losses currently recorded and the likelihood that tax positions taken in tax returns will be sustained on audit. We account for income taxes in accordance with FASB ASC 740 “Income Taxes”. As required by FASB ASC 740, we record deferred tax assets or liabilities based on differences between financial reporting and tax basis of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. FASB ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of December 31, 2016, cumulative valuation allowances in the amount of $36.6 million were recorded in connection with domestic and international net deferred income tax assets.

As required by FASB ASC 740, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the guidance. Pursuant to FASB ASC 740, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As of December 31, 2016, we have no recorded liability for unrecognized tax benefits.

We have generated substantial deferred income tax assets related to our domestic operations, and to a lesser extent our international operations, primarily from the accelerated financial statement write-off of goodwill, the charge to compensation expense taken for stock options and net operating losses. Within our foreign operations, mostly domiciled within the United Kingdom, we have generated deferred tax assets primarily from the charge to compensation expense for stock options and operating losses. For us to realize the income tax benefit of these assets in the applicable jurisdiction, we must generate sufficient taxable income in future periods when such deductions are allowed for income tax purposes. In some cases where deferred taxes were the result of compensation expense recognized on stock options, our ability to realize the income tax benefit of these assets is also dependent on our share price increasing to a point where these options have intrinsic value at least equal to the grant date fair value and are exercised. In assessing whether a valuation allowance is needed in connection with our deferred income tax assets, we have evaluated our ability to generate sufficient taxable income in future periods to utilize the benefit of the deferred income tax assets. We continue to evaluate our ability to use recorded deferred income tax asset balances. If we continue to report operating losses for financial reporting in future years, no additional tax benefit would be recognized for those losses, since we will not have accumulated enough positive evidence to support our ability to utilize net operating loss carry-forwards in the future.

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

Research and Development and Software Development Costs - Software development costs are accounted for in accordance with FASB ASC 985-20, “Software - Costs of Software to Be Sold, Leased, or Marketed” and FASB ASC 350-40, “Intangibles - Goodwill and Other - Internal-Use Software.” Capitalization of software development costs for products that can be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. We capitalize development costs incurred during the period between the establishment of technological feasibility and the release of the final product to customers if such costs are material. In addition, we capitalize software development costs for internal use software that we do not intend to market to third parties but use to deliver services. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, the date technological feasibility is reached, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. During fiscal years 2016 and 2015, approximately $0.5 million and $0.8 million, respectively, of these costs were expensed as incurred. During fiscal years 2016 and 2015, $0.4 million and $0.6 million, respectively, of internal use software development costs were capitalized.

Inventory – In accordance with the provisions of FASB ASC 330, “Inventory,” the Company’s inventory is stated at the lower of cost, using the first-in, first-out (FIFO) method, or fair value. As of December 31, 2016 and January 2, 2016, the Company had $0.4 million and $0.6 million in inventory, respectively, all of which was finished goods. All of the inventory was purchased in July 2014 from Elutions, Inc. (“Elutions”), which owns more than five percent of the outstanding shares of common stock of the Company. As provided for in the general framework agreement between the Company and Elutions (see Note 3, Strategic Alliance and Investment by Elutions, Inc. in the Notes to the Consolidated Financial Statements included in Item 8, "Consolidated Financial Statements", of this report), if the Company had not sold 75% of such inventory acquired from Elutions within one year after acquisition, Elutions is required upon request of the Company to source its requirements for future projects in the U.S. or U.K. from such inventory subject to a 10% discount against the Company’s purchase price until the Company has exhausted such inventory. In fiscal 2015, the Company requested that Elutions source its requirements for future projects from the inventory that was acquired by the Company from Elutions in July 2014. Management expects to continue to work with Elutions to utilize the inventory but changes in management’s expectations in future periods as the matter is resolved could further impact the net realizable value of the inventory.

Share-based Compensation Expense We grant stock options and non-vested stock to our employees under stock incentive plans and also provide employees the right to purchase our stock at a discount pursuant to an employee stock purchase plan. The benefits provided under these plans are share-based payment awards subject to the provisions of FASB ASC 718, “Compensation-Stock Compensation.” Under FASB ASC 718, we are required to make significant estimates related to determining the value of our share-based compensation. If factors change and we develop different assumptions in the application of FASB ASC 718 in future periods, the compensation expense that we record under FASB ASC 718 may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation under FASB ASC 718. Changes in the subjective input assumptions can materially affect our estimates of fair values of our share-based compensation. Certain share-based payment awards, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, values may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. Although the fair value of employee share-based awards is determined in accordance with FASB ASC 718 and SEC’s Staff Accounting Bulletin (“SAB”) SAB No. 110 using an option pricing model, such value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

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

RESULTS OF OPERATIONS

FISCAL 2016 COMPARED TO FISCAL 2015

REVENUES

Revenues decreased $6.6 million, or 8.4%, to $71.7 million for fiscal year 2016 from $78.3 million for fiscal year 2015. This decrease was primarily due to the impact of a $4.1 million unfavorable change in foreign currency translation rates applied to revenues in our EMEA segment (excluding the Farncombe Entities), the impact of a large customer engagement in North America during the second half of 2015 that was substantially completed as scheduled during the first half of fiscal 2016, and a lower volume of projects during fiscal 2016 in both our North America and EMEA segments. The decrease in revenues was partially offset by the acquisition of the Farncombe Entities acquired in July 2015. Excluding the Farncombe Entities, revenues in fiscal 2016 decreased $13.0 million as compared to fiscal 2015. Our international revenues were approximately 59.1% of total revenues for fiscal 2016 as compared to 55.9% for fiscal 2015.

North America Segment - North America segment revenues decreased $5.9 million, or 17.5%, to $28.1 million for fiscal year 2016 from $34.0 million for fiscal year 2015. This decrease was primarily due to a large customer engagement during the second half of 2015 that was substantially completed as scheduled during the first half of fiscal 2016 along with a lower volume of projects during fiscal 2016. During fiscal year 2016, this segment provided services on 122 customer projects, compared to 136 projects performed in fiscal year 2015. Average revenue per project was $230,000 and $250,000 for fiscal years 2016 and 2015, respectively. Revenues recognized in connection with fixed price engagements totaled $22.7 million and $28.0 million, representing 81.0% and 82.3% of total revenues of the segment, for the fiscal years 2016 and 2015, respectively.

EMEA Segment - EMEA segment revenues decreased 2.2% to $42.9 million for fiscal year 2016 from $43.8 million for fiscal year 2015. The decrease was primarily due to the impact of a $4.1 million unfavorable foreign currency translation of the segment's functional currency to our reporting currency, the U.S. Dollar, as well as a decrease in the volume of business. The decrease in revenues was partially offset by the acquisition of the Farncombe Entities acquired in July 2015. Excluding the Farncombe Entities, revenues decreased $7.3 million. During fiscal 2016 and 2015, this segment provided services on 429 and 407 customer projects (including the Farncombe Entities), respectively. Average revenue per project was approximately $100,000 and $102,000 for fiscal years 2016 and 2015, respectively. Revenues from post-contract software related support services were approximately $0.8 million and $0.9 million for fiscal years 2016 and 2015, respectively.

Strategic Alliances Segment - Strategic Alliances segment revenues were $0.8 million and $0.5 million for fiscal years 2016 and 2015, respectively.

COST OF SERVICES

Cost of services decreased $5.5 million, or 10.5%, to $47.1 million for fiscal year 2016 compared to $52.6 million for fiscal year 2015, primarily due to lower revenues and the impact of the change in foreign currency exchange rates of approximately $3.6 million, and a $2.4 million inventory impairment recorded in fiscal year 2015. The acquisition of the Farncombe Entities accounted for a $4.3 million increase in cost of services. Excluding the Farncombe Entities, cost of services decreased $9.8 million or 18.7%. See Note 1, Organization and Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements, included in Item 8, "Consolidated Financial Statements”, of this report for a discussion of the inventory adjustments. Our gross margin was 34.3% for fiscal year 2016, compared to 32.8% for fiscal year 2015. Excluding the inventory impairment in fiscal 2015, gross margin for fiscal 2015 would have been 35.9%.

North America Segment - Cost of services in the North America segment during fiscal years 2016 and 2015 were $17.5 million and $20.5 million, respectively. Our North America segment gross margin was 38.8% for fiscal 2016 compared to 39.8% for fiscal 2015. The decline in gross margin rate was primarily driven by project mix.

EMEA Segment - Cost of services in the EMEA segment were $28.6 million and $29.1 million during fiscal years 2016 and 2015, respectively. The acquisition of the Farncombe Entities accounted for a $4.3 million increase in cost of services. The change in foreign currency exchange rates reduced cost of services by approximately $3.6 million in fiscal 2016. Gross margin in our EMEA segment was 33.2% and 33.7% for fiscal years 2016 and 2015, respectively. The modest decline in gross margin rate within the EMEA segment was primarily due to project mix.

Strategic Alliances Segment - Cost of services was $1.0 million and $2.7 million for fiscal years 2016 and 2015, respectively. The decrease in cost of services was primarily due to expense of $2.4 million related to the inventory impairment in fiscal year 2015. See Note 1, Organization and Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements, included in Item 8, "Consolidated Financial Statements”, of this report. Excluding the impact of the inventory impairments, gross margin for this segment would have been 10.7% and 24.2% in fiscal 2016 and 2015, respectively.

Unallocated costs of services - Unallocated costs of services, such as certain research and development costs, were $0.3 million for each of the fiscal years 2016 and 2015, respectively.

OPERATING EXPENSES

Selling, general and administrative expenses decreased $4.3 million, or 13.5% to $27.6 million for fiscal year 2016, compared to $31.9 million for fiscal year 2015. The decrease in selling, general and administrative expenses for fiscal year 2016 included a reduction of approximately $1.7 million related to the change in foreign currency exchange rates. During fiscal year 2016 compared to fiscal year 2015, salaries and related expense decreased $2.4 million, professional services and outside consultants expense decreased $1.2 million, while severance expense increased $0.2 million and bad debt expense increased $0.2 million, The decrease in selling, general and administrative expenses also included a $0.5 million favorable impact related to the change in the fair value of contingent consideration. As a percentage of revenues, our selling, general and administrative expenses were 38.5% and 40.7% for fiscal years 2016 and 2015, respectively.

GOODWILL IMPAIRMENT

As described above under "Critical Accounting Policies – Impairment of Goodwill and Long-lived Assets," we recorded a noncash goodwill impairment charge of $10.8 million during the second quarter of fiscal 2016. The facts and circumstances that led to the impairment of goodwill were primarily a result of the decreased market value of the Company based upon the market price of our common stock.

OTHER INCOME AND EXPENSE

Other expense for fiscal years 2016 and 2015 was $0.3 million and $0.9 million, respectively. Other expense for both the 2016 and 2015 fiscal years included $0.3 million and $0.2 million of interest expense, respectively, primarily related to the Elutions Note issued to a subsidiary of Elutions. Fiscal 2016 also included $18,000 of expense related to the change in fair value of the derivative liability embedded in the Elutions Note whereas this amount for fiscal 2015 was expense of $0.6 million.

INCOME TAXES

During fiscal years 2016 and 2015 we recorded an income tax benefit of $0.2 million and an income tax provision of $0.6 million, respectively. The income tax benefit for fiscal 2016 was primarily related to a $0.8 million domestic benefit recognized in connection with adjustments to domestic deferred taxes related to the impairment of goodwill amortized for income tax purposes but not for financial reporting purposes netted with a $0.6 million international expense recognized in connection with the international valuation allowance in fiscal 2016. The income tax provision for fiscal year 2015 was primarily related to pre-tax book income within our U.K. operations as well as deferred taxes recognized on goodwill amortized for income tax purposes but not for financial reporting purposes. For fiscal years 2016 and 2015, we recorded no income tax benefit related to our pre-tax losses in accordance with the provisions of FASB ASC 740, "Income Taxes", which requires an estimation of our ability to use recorded deferred income tax assets. We currently have recorded a valuation allowance against domestic and international deferred income tax assets generated due to uncertainty about their ultimate realization as a result of our history of operating losses. If we continue to report net operating losses for financial reporting purposes, no additional tax benefit would be recognized for those losses, since we will not have accumulated enough positive evidence to support our ability to utilize the net operating loss carry-forwards in the future.

STATEMENT REGARDING NON-GAAP FINANCIAL MEASUREMENT

In addition to loss from operations on a GAAP basis and net loss and net loss per share on a GAAP basis, our management uses the following non-GAAP financial measures, "Non-GAAP adjusted income (loss) from operations", "non-GAAP adjusted net loss," and “Constant Currency Revenues” in its evaluation of our performance, particularly when comparing performance to the prior fiscal year. These non-GAAP measures contain certain non-GAAP adjustments which are described in the following schedule entitled "Reconciliation of GAAP Loss from Operations to Non-GAAP Adjusted (Loss) Income from Operations and GAAP Net Loss to Non-GAAP Adjusted Net Loss" and “Reconciliation of Non-GAAP Constant Currency Revenues to GAAP Revenues.” In making these non-GAAP adjustments, we take into account certain non-cash expenses and benefits, including tax effects as applicable, and the impact of certain items that are generally not expected to be on-going in nature or that are unrelated to our core operations. Management believes the exclusion of these items provides a useful basis for evaluating underlying business performance, but should not be considered in isolation and is not in accordance with, or a substitute for, evaluating our performance utilizing GAAP financial information. In calculating fiscal 2016 revenues on a constant currency basis, the Company applied average foreign exchange rates from fiscal 2015 to the Company's fiscal 2016 foreign-denominated revenues. We believe that providing such adjusted results allows investors and other users of our financial statements to better understand our comparative operating performance for the periods presented. Our non-GAAP measures may differ from similar measures by other companies, even if similar terms are used to identify such measures. Although management believes the non-GAAP financial measures are useful in evaluating the performance of our business, we acknowledge that items excluded from such measures have a material impact on our loss from operations and net loss and net loss per share calculated in accordance with GAAP. Therefore, management uses non-GAAP measures in conjunction with GAAP results. Investors and other users of our financial information should also consider the above factors when evaluating our results.

CARTESIAN, INC.
RECONCILIATION OF GAAP LOSS FROM OPERATIONS TO NON-GAAP ADJUSTED
INCOME (LOSS) FROM OPERATIONS AND GAAP NET LOSS
TO NON-GAAP ADJUSTED NET LOSS
(unaudited)
(in thousands, except per share data)

	Fifty-two Weeks Ended	Fifty-two Weeks Ended
	December 31, 2016	January 2, 2016
Reconciliation of GAAP loss from operations to non-GAAP adjusted income (loss) from operations:

GAAP loss from operations	$(13,826)	$(6,206)

Depreciation	994	952
Amortization of intangible assets	301	208
Non-cash share based compensation expense	302	372
Goodwill impairment	10,830	—
Fair value adjustment to contingent consideration	(273)	255
Inventory adjustment	264	2,375
Accrued executive severance and related costs	1,012	821
Lease expense for discontinuation of office space	(39)	334
Acquisition-related expenses	—	697
Foreign currency exchange loss on note payable	592	171
Adjustments to GAAP loss from operations	13,983	6,185

Non-GAAP adjusted income (loss) from operations	$157	$(21)

Reconciliation of GAAP net loss to non-GAAP adjusted net loss:

GAAP net loss	$(13,883)	$(7,691)

Depreciation	994	952
Amortization of intangible assets	301	208
Non-cash share based compensation expense	302	372
Goodwill impairment	10,830	—
Fair value adjustment to contingent consideration	(273)	255
Inventory adjustment	264	2,375
Accrued executive severance and related costs	1,012	821
Lease expense for discontinuation of office space	(39)	334
Acquisition-related expenses	—	697
Change in fair value of derivative liabilities	18	615
Foreign currency exchange loss on note payable	592	171
Incentive warrants expense	53	63
Tax effect of applicable non-GAAP adjustments (1)	(934)	(42)
Adjustments to GAAP net loss	13,120	6,821

Non-GAAP adjusted net loss	$(763)	$(870)

	Fifty-two Weeks Ended	Fifty-two Weeks Ended
	December 31, 2016	January 2, 2016
Reconciliation of GAAP net loss per diluted common share to non-GAAP adjusted net loss per diluted common share:

GAAP net loss per diluted common share	$(1.61)	$(0.91)

Depreciation	0.12	0.11
Amortization of intangible assets	0.03	0.03
Non-cash share based compensation expense	0.03	0.04
Goodwill impairment	1.25	—
Fair value adjustment to contingent consideration	(0.03)	0.03
Inventory adjustment	0.03	0.28
Accrued executive severance and related costs	0.12	0.10
Lease expense for discontinuation of office space	—	0.04
Acquisition-related expenses	—	0.08
Change in fair value of derivative liabilities	—	0.07
Foreign currency exchange loss on note payable	0.07	0.02
Incentive warrants expense	0.01	0.01
Tax effect of applicable non-GAAP adjustments (1)	(0.11)	—
Adjustments to GAAP net loss per diluted common share	1.52	0.81

Non-GAAP adjusted net loss per diluted common share	$(0.09)	$(0.10)

Weighted average shares used in calculation of Non-GAAP adjusted net loss per diluted common share	8,639	8,413

(1)
The Company calculated the tax effect of non-GAAP adjustments by applying an applicable estimated jurisdictional tax rate to each specific non-GAAP item after consideration of the Company's valuation allowance.

CARTESIAN, INC.
RECONCILIATION OF GAAP REVENUES
TO NON-GAAP CONSTANT CURRENCY REVENUES
(unaudited)
(in thousands, except growth rates)

	Fifty-two Weeks Ended	Fifty-two Weeks Ended
	December 31, 2016	January 2, 2016	Year-Over-Year Growth
Non-GAAP Constant Currency Revenues Reconciliation (1),(2)

GAAP revenues, as reported	$71,739	$78,344	(8.4)%
Foreign currency exchange impact on 2016 revenues using 2015 average rates (2)	4,052
Non-GAAP revenues, at constant currency	$75,791	$78,344	(3.3)%

(1) Non-GAAP revenues on a constant currency basis are calculated by applying the average foreign exchange rates for the fifty-two weeks ended January 2, 2016 to foreign-denominated revenues in the comparable current year period. The difference between non-GAAP revenues and revenues calculated in accordance with GAAP is shown as "foreign currency exchange impact" in the table above. Non-GAAP constant currency revenue growth (expressed as a percentage) is calculated by determining the increase in non-GAAP constant currency revenues in fiscal 2016 compared to GAAP revenues for the prior fiscal year.

(2) The calculation of the foreign currency exchange impact on our fiscal 2016 revenues is exclusive of the impact of the Farncombe acquisition on July 22, 2015. Revenues for the Farncombe entities are included in our GAAP revenues as reported for fiscal year 2016 and for fiscal year 2015 from the date of acquisition through January 2, 2016.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal year 2016, our operating activities used cash of $2.4 million. The net cash used by operating activities included a net loss of $13.9 million, partially offset by $12.5 million of non-cash expenses and changes in working capital, which used approximately $1.0 million. Working capital changes included a decrease in accounts payable of $1.2 million and a decrease in other accrued liabilities of $0.9 million, which were partially offset by a decrease in accounts receivable of $0.7 million related to the timing of collections, including accounts receivable transferred under our agreements with third-party financial institutions.

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

Net cash used in investing activities was $1.0 million and $2.7 million for fiscal years 2016 and 2015, respectively. The 2016 and 2015 fiscal periods included cash used of $0.3 million and $1.7 million, respectively, related to the acquisition of the Farncombe Entities which reflects cash paid during fiscal 2016 and 2015 for the business, net of cash acquired in the acquisition. Fiscal 2016 and 2015 also included $0.7 million and $1.0 million, respectively, of cash used for the purchase of office equipment, software and computer equipment.

Net cash provided by financing activities was $0.7 million for fiscal year 2016 while net cash used in financing activities in fiscal year 2015 was $0.6 million. Cash provided by financing activities for fiscal year 2016 primarily related to cash received under the accounts receivable factoring agreement with a third-party financial institution. For further discussion of the factoring agreement, see below and Note 1, Organization and Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements included in Item 8, "Consolidated Financial Statements", of this report. During fiscal 2016 we used $0.1 million to repurchase shares under a put option agreement with a former executive. Net cash used in financing activities during fiscal 2015 related primarily to repurchases of common stock under the share repurchase program and shares repurchased under a put option agreement with a former executive. These cash outflows were partially offset by purchases of stock by employees under the employee stock purchase plan.

At December 31, 2016, we had approximately $4.1 million in cash and cash equivalents and $4.0 million in net working capital. At December 31, 2016, $1.9 million and $0.7 million of our cash and cash equivalents were denominated in British pounds sterling and Euros, respectively, which we would be able to repatriate, if needed, without any negative U.S. income tax consequences. Our cash resources and cash flows from operations have been sufficient to pay our obligations and debts as they become due. However, our current capital resources may not be sufficient to repay the Elutions Note described below in an aggregate original principal amount of $3.3 million, if it were to be called for redemption, and to fund our operations going forward. The Elutions Note matures on March 18, 2019, but may be called for redemption by the holder at any time and is payable 30 days after it is called for redemption. In addition, as described below, we are obligated to pay the earn-out consideration that is potentially payable in connection with the acquisition of the Farncombe Entities in 2015. We are not in default under the Elutions Note and do not have any reason to currently expect that the Elutions Note will be called for redemption, given that (i) we are paying our debts as they become due (including making timely payments of interest on the Elutions Note), (ii) a call by the holder of the Elutions Note for redemption would cause Elutions to no longer have the right to purchase shares of stock pursuant to the Tracking Warrant and (iii) Elutions is a significant stockholder of the Company and a call by the holder of the Elutions Note for redemption may adversely affect the value of Elution's other equity holdings in the Company. Under the Tracking Warrant, Elutions has the right to purchase up to 996,544 shares of common stock of the Company for $3.28 per share. The Tracking Warrant expires March 18, 2020. Although we do not have any reason to currently expect that the Elutions Note will be called for redemption, any determination by the holder of the Elutions Note is outside of our control.

As described below, we have entered into receivable financing and factoring arrangements with respect to certain accounts receivable, provided that our ability to finance receivables is subject to limitations, including in certain arrangements the willingness of the purchaser to purchase individual accounts receivable that are offered by us. If the Elutions Note is called by the holder or if we realize significant negative cash flows from operations, we will be required to seek additional debt or equity financing. As further described below, Elutions has certain rights of first offer in connection with debt financings by us, subject to certain exceptions. In addition, if we obtain debt financing from other lenders, subject to certain exceptions, Elutions may require us to redeem the Elutions Note and to repurchase the shares of our common stock originally acquired by Elutions at a price based upon market prices over 15 trading days prior to the repurchase. In addition, Elutions has certain preemptive rights in connection with equity issuances by us, subject to certain exceptions, and we and our subsidiaries may not, without the prior written consent of Elutions, issue options, warrants or similar rights or convertible securities, other than with respect to certain excluded issuances.

In the fourth quarter of 2016, the Company adopted Accounting Standards Update 2014-15, Presentation of Financial Statements - Going Concern, that requires management to assess conditions or events that raise substantial doubt about an entity's ability to continue as a going concern within one year after the financial statements are issued. Management has concluded under ASU 2014-15 that there is substantial doubt about the Company's ability to continue as a going concern if the Company is unable to arrange financing sufficient to pay off the Elutions Note upon a call for redemption. We are exploring alternatives to address our liquidity needs in the event the Elutions Note is called for redemption. We currently expect that such financing can be obtained if necessary. However, there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. Our ability to secure new financing may be impacted by economic and financial market conditions. If financing is obtained through the sale of additional equity securities or debt securities with equity features, it could result in dilution to our stockholders. If adequate funds were not available on acceptable terms, our business, results of operations, cash flows, and financial condition could be materially adversely affected.

We have entered into agreements with third-party financial institutions under which we can selectively elect to transfer to the financial institutions accounts receivables with certain of our largest customers on a non-recourse basis. These agreements give us optionality to convert outstanding accounts receivable to cash at what we believe is a reasonable discount rate. During fiscal years 2016 and 2015, $19.6 million and $26.8 million, respectively, in accounts receivable was transferred pursuant to these agreements.

In addition, on April 22, 2016, we entered into an agreement with RTS Financial Service, Inc. ("RTS") under which we may offer for sale, and RTS may purchase, certain accounts receivable of the Company on an account by account basis with recourse. Our obligations under the agreement with RTS are secured by all present and future accounts receivable and related assets, equipment and inventory of the Company, other than to the extent such assets are pledged pursuant to certain existing agreements of the Company and other than assets of the Company's subsidiaries. The Company subsequently amended the Factoring Agreement to add certain North American subsidiaries of the Company to the Factoring Agreement. This agreement provides us with additional ability to convert outstanding accounts receivable to cash, subject to the willingness of RTS to purchase individual accounts receivable. During fiscal year 2016, the Company factored $3.0 million of accounts receivable under the Factoring Agreement which is included in Secured borrowing on the Consolidated Balance Sheets. See Note 1, Organization and Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements included in Item 8, “Consolidated Financial Statements”, of this report.
On July 29, 2016, Cartesian Limited , a U.K. subsidiary of Cartesian, Inc., entered into an Invoice Discounting Agreement, a Debenture (security agreement) and certain related agreements with RBS Invoice Finance Limited ("RBS"). Pursuant to the terms of the agreements, Cartesian Limited may assign to RBS Invoice Finance Limited certain eligible accounts receivable of Cartesian Limited. No amounts were factored under the Agreement during fiscal year 2016. As of December 31, 2016, approximately $3.3 million of accounts receivable were available for factoring under the RBS agreement. See Note 1, Organization and Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements included in Item 8, “Consolidated Financial Statements”, of this report.
During 2014 we entered into an Investment Agreement with Elutions, a provider of operational business intelligence solutions. Under the Investment Agreement, among other things, we agreed to issue and sell shares of common stock to Elutions and the parties agreed that a subsidiary of Elutions would loan funds to a subsidiary of Cartesian. On March 18, 2014, Cartesian and Elutions completed the closing of the transactions contemplated under the Investment Agreement and our subsidiary, Cartesian Limited, issued the Elutions Note, a non-convertible promissory note payable to Elutions Capital Ventures S.à r.l, a subsidiary of Elutions, in an aggregate original principal amount of $3.3 million. The Elutions Note bears interest at the rate of 7.825% per year, payable monthly, and matures on March 18, 2019. The Elutions Note may be called by the holder at any time. Under the Investment Agreement, Elutions has a right of first offer to loan funds to us if we intend to incur indebtedness and preemptive rights with respect to certain issuances of our equity securities, subject in each case to certain exceptions. In addition, in the event that we incur or assume certain indebtedness with a lender other than Elutions that is senior to or pari passu with the Elutions Note issued to a subsidiary of Elutions in March 2014, Elutions may require us to purchase the shares of our common stock originally acquired by Elutions at a price based upon then-current market prices. In addition, under the Investment Agreement, we may not, without the prior written consent of Elutions, issue options, warrants or similar rights or convertible securities, other than with respect to certain excluded issuances. See Note 3, Strategic Alliance and Investment by Elutions, Inc., in the Notes to the Consolidated Financial Statements included in Item 8, “Consolidated Financial Statements” of this report.
FINANCIAL COMMITMENTS

As described in our discussion of liquidity and capital resources above, and in the Notes to the Consolidated Financial Statements, included in Item 8, "Consolidated Financial Statements”, of this report, on March 18, 2014 our subsidiary, Cartesian Limited, issued the Elutions Note, a non-convertible promissory note in the amount of $3.3 million as part of the Investment Agreement with Elutions. The promissory note may be called by the holder at any time and may be prepaid by Cartesian Limited at any time after September 18, 2016. The obligations of Cartesian Limited under the Note are guaranteed by the Company pursuant to a Guaranty entered into by the Company at Closing and are secured by certain assets relating to client contracts involving Elutions pursuant to a Security Agreement entered into by the Company and Elutions. Upon occurrence of an event of default, the Note would bear interest at 9.825% per year and could be declared immediately due and payable.

In connection with the acquisition of the Farncombe Entities as described in the Notes to the Consolidated Financial Statements, included in Item 8, "Consolidated Financial Statements”, of this report, the total purchase price includes earn-out consideration which is potentially payable in cash and/or shares of Company common stock as elected by each Seller in the Share Purchase Agreement. The earn-out consideration that is potentially payable represents 40% of the notional purchase price of the Farncombe Entities and may be up to £719,483 pounds sterling (approximately US$0.9 million based on an exchange rate of £1.000 = US$1.234 as of December 31, 2016) and up to 461,055 shares of Company common stock (approximately £1,024,765 pounds sterling or US$1.3 million based on an exchange rate of £1.000= US$1.234 as of December 31, 2016).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Cartesian, Inc.

We have audited the accompanying consolidated balance sheet of Cartesian, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and the related consolidated statements of operations and comprehensive loss, cash flows, and stockholders’ equity for the fifty-two weeks ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cartesian, Inc. and subsidiaries as of December 31, 2016 and the result of their operations and their cash flows for the fifty-two weeks ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations, has continued to use cash in operating activities and as discussed in Note 1 to the consolidated financial statements, has a note payable of approximately $3.3 million that may be called for redemption by the holder without specific cash resources to meet this obligation. These conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GRANT THORNTON LLP

Kansas City, Missouri

March 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cartesian, Inc.
Overland Park, Kansas

We have audited the accompanying consolidated balance sheet of Cartesian, Inc. and subsidiaries (the "Company") as of January 2, 2016, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the 52-week period ended January 2, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cartesian, Inc. and subsidiaries as of January 2, 2016, and the results of their operations and their cash flows for the 52-week period ended January 2, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have not audited any financial statements of the Company for any period subsequent to January 2, 2016, nor have we performed a review of interim financial statements for any periods subsequent to April 2, 2016 in conformity with the standards of the Public Company Accounting Oversight Board (United States). However, as discussed in Note 1 to the financial statements, the Company’s liquidity needs raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri

April 1, 2016
(March 31, 2017 as to Note 1)

CARTESIAN, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2016	January 2, 2016
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,131	$6,879
Receivables:
Accounts receivable – billed and unbilled	14,078	16,805
Less: Allowance for doubtful accounts	(398)	(249)
Net receivables	13,680	16,556
Inventory, net	362	625
Prepaid and other current assets	1,591	1,754
Total current assets	19,764	25,814

NONCURRENT ASSETS:
Property and equipment, net	2,056	2,511
Goodwill	—	11,071
Intangible assets, net	557	996
Deferred income tax assets	—	509
Other noncurrent assets	324	458
Total Assets	$22,701	$41,359

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$1,704	$3,253
Current borrowings	3,269	3,269
Liability for derivatives	970	952
Accrued payroll, bonuses and related expenses	3,752	5,125
Contingent consideration liability	1,903	—
Deferred revenue	1,327	1,551
Secured borrowing	768	—
Other accrued liabilities	2,117	2,251
Total current liabilities	15,810	16,401

NONCURRENT LIABILITIES:
Deferred income tax liabilities	—	780
Deferred revenue	471	407
Contingent consideration liability	—	2,176
Other noncurrent liabilities	588	952
Total noncurrent liabilities	1,059	4,315

COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS' EQUITY:
Common stock:

Voting — $.005 par value, 20,000,000 shares authorized; 9,659,628 (including 673,703 treasury shares) and 9,547,672 (including 654,766 treasury shares) shares issued as of December 31, 2016 and January 2, 2016, respectively; 8,985,925 and 8,892,906 shares outstanding as of December 31, 2016 and January 2, 2016, respectively	50	49
Preferred stock — $.001 par value, 2,000,000 shares authorized; no shares issued or outstanding
Additional paid-in capital	184,754	184,277
Accumulated deficit	(167,781)	(153,898)
Treasury stock, at cost	(4,409)	(4,324)
Accumulated other comprehensive income —
Foreign currency translation adjustment	(6,782)	(5,461)

Total stockholders’ equity	5,832	20,643
Total Liabilities and Stockholders’ Equity	$22,701	$41,359
See notes to consolidated financial statements.

CARTESIAN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Fifty-Two Weeks Ended	Fifty-Two Weeks Ended
	December 31, 2016	January 2, 2016
	(in thousands, except share data)
Revenues	$71,739	$78,344
Cost of services	46,842	50,252
Inventory impairment	264	2,375
Gross Profit	24,633	25,717

Selling, general and administrative expenses (includes non-cash share-based compensation expense of $302 and $372, respectively)	27,629	31,923
Goodwill impairment	10,830	—

Loss from operations	(13,826)	(6,206)
Other (expense) income:
Interest (expense) income, net	(264)	(228)
Change in fair value of warrants and derivative liabilities	(18)	(615)
Incentive warrants expense	(53)	(63)
Other income	30	7
Total other (expense) income	(305)	(899)
Loss before income taxes	(14,131)	(7,105)
Income tax benefit (provision)	248	(586)
Net loss	(13,883)	(7,691)
Other comprehensive loss:
Foreign currency translation adjustment	(1,321)	(866)
Comprehensive loss	$(15,204)	$(8,557)

Net loss per common share
Basic and diluted	$(1.61)	$(0.91)

Weighted average shares used in calculation of net loss per common share
Basic and diluted	8,639	8,413

See notes to consolidated financial statements.

CARTESIAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fifty-Two Weeks Ended	Fifty-Two Weeks Ended
	December 31, 2016	January 2, 2016
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,883)	$(7,691)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	994	952
Amortization of intangible assets	301	208
Share-based compensation expense	302	372
Deferred tax expense (benefit)	(285)	324
Goodwill impairment	10,830	—
Inventory impairment	264	2,375
Change in fair value of warrants and derivative liabilities	18	615
Fair value adjustment to contingent consideration	(273)	255
Bad debt expense	327	140
Incentive warrants expense	53	63
Other	—	(64)
Other changes in operating assets and liabilities (net of effects of acquisition):
Accounts receivable	727	943
Prepaid and other assets	122	(204)
Trade accounts payable	(1,163)	(328)
Deferred revenue	57	295
Inventory	—	—
Accrued severance liability and related costs	117	(1,694)
Accrued liabilities	(863)	781

Net cash used in operating activities	(2,355)	(2,658)

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisition, net of cash acquired	(295)	(1,747)
Acquisition of property and equipment	(716)	(1,006)

Net cash used in investing activities	(1,011)	(2,753)

CASH FLOWS FROM FINANCING ACTIVITIES:
Secured borrowing	768	—
Repurchase of common stock	—	(263)
Put option exercise	(85)	(405)
Issuance of common stock	21	82

Net cash provided by (used in) financing activities	704	(586)

Effect of exchange rate on cash and cash equivalents	(86)	(123)

Net decrease in cash and cash equivalents	(2,748)	(6,120)
Cash and cash equivalents, beginning of period	6,879	12,999
Cash and cash equivalents, end of period	$4,131	$6,879

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$278	$256
Cash paid during the period for taxes	$273	$48
Non-cash investing and financing transactions:
Change in fair value of warrants and derivative liabilities	$18	$615
Accrued property and equipment additions	$136	$320
Contingent consideration liability	$—	$2,176
Accrued acquisition consideration	$—	$327
Shares issued for business acquisition	$—	$2,036

See notes to consolidated financial statements.

CARTESIAN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock $.005 Par Voting		Additional Paid In	Accumulated	Treasury	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Stock	Income	Total
	(In thousands, except share data)
Balance, January 3, 2015	9,259,562	$46	$181,829	$(146,207)	$(3,656)	$(4,595)	$27,417

Stock option exercises	2,467						—
Shares issued for employee stock purchase plan	36,765		82				82
Non-vested stock grants	58,940						—
Non-vested stock forfeitures	(398,629)						—
Purchases of treasury stock					(263)		(263)
Share-based compensation expense			372				372
Shares issued in connection with business acquisition	588,567	3	2,033				2,036
Incentive warrants vested			63				63
Put option issued			(507)				(507)
Put option exercised			405		(405)		—
Other comprehensive income — Foreign currency translation adjustment						(866)	(866)
Net loss				(7,691)			(7,691)

Balance, January 2, 2016	9,547,672	$49	$184,277	$(153,898)	$(4,324)	$(5,461)	$20,643

Shares issued for employee stock purchase plan	17,092		21				21
Non-vested stock grants	172,422	1	(1)				—
Non-vested stock forfeitures	(77,558)						—
Purchases of treasury stock							—
Share-based compensation expense			302				302
Incentive warrants vested			53				53
Put option forfeited			17				17
Put option exercised			85		(85)		—
Other comprehensive income — Foreign currency translation adjustment						(1,321)	(1,321)
Net loss				(13,883)			(13,883)

Balance, December 31, 2016	9,659,628	$50	$184,754	$(167,781)	$(4,409)	$(6,782)	$5,832

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

Going Concern - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these consolidated financial statements.

The Company's cash resources and cash flows from operations have been sufficient to pay its obligations and debts as they become due. However, the Company's current capital resources may not be sufficient to repay a promissory note payable to Elutions Capital Ventures S.à r.l, a subsidiary of Elutions, in an aggregate original principal amount of $3.3 million ("Elutions Note"), if it were to be called for redemption, and to fund the Company's operations going forward. The Elutions Note matures on March 18, 2019, but may be called for redemption by the holder at any time and is payable 30 days after it is called for redemption. In addition, Cartesian is obligated to pay the earn-out consideration that is potentially payable in connection with the acquisition of the Farncombe Entities in 2015. The earn-out consideration that is potentially payable represents 40% of the notional purchase price of the Farncombe Entities and may be up to £719,483 pounds sterling (approximately US$0.9 million based on an exchange rate of £1.000 = US$1.234 as of December 31, 2016) and up to 461,055 shares of Company common stock (approximately £1,024,765 pounds sterling or US$1.3 million based on an exchange rate of £1.000= US$1.234 as of December 31, 2016). The Company is not in default under the Elutions Note and does not have any reason to currently expect that the Elutions Note will be called for redemption, given that the Company is paying its debts as they become due (including making timely payments of interest on the Elutions Note), and a call by the holder of the Elutions Note would cause Elutions to no longer have the right to purchase shares of stock pursuant to the Tracking Warrant if the Elutions Note is called for redemption. Under the Tracking Warrant, Elutions has the right to purchase up to 996,544 shares of common stock of the Company for $3.28 per share. The Tracking Warrant expires March 18, 2020. See Note 2, Acquisition and Note 3, Strategic Alliance and Investment by Elutions, Inc., for additional discussion related to the Earn-out and the Elutions Note, respectively.

The Company has entered into receivable financing and factoring arrangements with respect to certain accounts receivable, provided that the ability to finance receivables is subject to limitations, including in certain arrangements the willingness of the purchaser to purchase individual accounts receivable that are offered by the Company. If the Elutions Note is called for redemption by the holder or if the Company realizes significant negative cash flows from operations, it will be required to seek additional debt or equity financing. Elutions has certain rights of first offer in connection with debt financings by us, subject to certain exceptions. In addition, if we obtain debt financing from other lenders, subject to certain exceptions, Elutions may require us to redeem the Elutions Note and to repurchase the shares of our common stock originally acquired by Elutions at a price based upon market prices over 15 trading days prior to the repurchase. In addition, Elutions has certain preemptive rights in connection with equity issuances by the Company, subject to certain exceptions, and Cartesian and its subsidiaries may not, without the prior written consent of Elutions, issue options, warrants or similar rights or convertible securities, other than with respect to certain excluded issuances.

The Company is exploring alternatives to address its liquidity needs in the event the Elutions Note is called for redemption. However, there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. The Company's ability to secure new financing may be impacted by economic and financial market conditions. If financing is obtained through the sale of additional equity securities or debt securities with equity features, it could result in dilution to the Company's stockholders. If adequate funds were not available on acceptable terms, our business, results of operations, cash flows, and financial condition could be materially adversely affected.

The consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In the fourth quarter of 2016, the Company adopted Accounting Standards Update 2014-15, Presentation of Financial Statements - Going Concern that requires management to assess conditions or events that raise substantial doubt about an entity's ability to continue as a going concern within one year after the financial statements are issued. Management has concluded under ASU 2014-15 that there is substantial doubt about the Company's ability to continue as a going concern if the Company is unable to arrange financing sufficient to pay off the Elutions Note upon a call for redemption. However, the Company currently expects that such financing can be obtained if necessary, subject to market conditions and the Company's financial condition at the time the Company seeks such financing.

If the Company becomes unable to continue as a going concern, it may have to (i) initiate litigation or seek protection under bankruptcy reorganization laws, or (ii) liquidate its assets and the values it receives for its assets in liquidation or dissolution could be significantly lower than the values reflected in the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty, including any adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Fiscal Year - The Company reports its operating results on a 52/53-week fiscal year basis. The fiscal year end is determined as the Saturday ending nearest December 31. The fiscal years ended December 31, 2016 and January 2, 2016 were each 52-week fiscal years and were comprised of four 13-week quarters. The fiscal years ended December 31, 2016 and January 2, 2016 are referred to herein as fiscal years 2016 and 2015, respectively.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. As described in further detail below, significant estimates include the estimates of costs to complete used to recognize revenues on fixed fee contracts, estimates utilized in measuring the fair value of the Company’s reporting units which had recorded goodwill, estimates for fair value of Elutions, Inc. (“Elutions”) instruments, estimates used to determine the fair value of the contingent consideration liability and identifiable intangible assets, estimates used to determine the ultimate realization of deferred tax assets and estimates used to determine the recoverability of deferred contract costs.

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

Although there was no revenue recognized related to sales of software for fiscal years 2016 or 2015, the Company provides post-contract support ("PCS") services on historical software sales, including technical support and maintenance services as well as other professional services not essential to the functionality of the software. For those contracts that include PCS service arrangements which are not essential to the functionality of the software solution, the Company separates the FASB ASC 605-35 software services and PCS services utilizing the multiple-element arrangement model prescribed by FASB ASC 605-25, "Revenue Recognition - Multiple-Element Arrangements ". The Company separated the PCS service elements and allocated total contract consideration to the contract elements based on the relative fair value of those elements utilizing PCS renewal terms as evidence of fair value. Revenues from PCS services are recognized ratably on a straight-line basis over the term of the support and maintenance agreement.

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

Managed Services Implementation Revenues and Costs - Managed service arrangements provide for the delivery of a software or technology-based solution to clients over a period of time without the transfer of a license or a software sale to the customer. For long-term managed service agreements, implementation efforts are often necessary to develop the software utilized to deliver the managed service. Costs of such implementation efforts may include internal and external costs for coding or customizing systems and costs for conversion of client data. The Company may invoice its clients for implementation fees at the go-live date of the underlying solution. Lump sum implementation fees received from clients are initially deferred and recognized on a pro-rata basis as services are provided. Specific, incremental and direct costs of implementation incurred prior to the services going live are deferred pursuant to FASB ASC 605-35-25 and amortized over the period that the related ongoing services revenue is recognized to the extent that the Company believes the recoverability of the costs from the contract is probable. If a client terminates a managed services arrangement prior to the end of the contract, a loss on the contract may be recorded, if applicable, and any remaining deferred implementation revenues and costs would then be recognized into earnings generally over the remaining service period through the termination date. During the fiscal years ended December 31, 2016 and January 2, 2016, deferred implementation costs related to managed service contracts were $432,000 and $443,000, respectively. Unamortized deferred implementation costs were $318,000 and $229,000 as of December 31, 2016 and January 2, 2016, respectively, of which $266,000 and $229,000 were included in Other current assets on the Consolidated Balance Sheets as of December 31, 2016 and January 2, 2016, respectively. As of December 31, 2016, $52,000 was included in Other long-term assets on the Consolidated Balance Sheets.

Research and Development and Software Development Costs - Software development costs are accounted for in accordance with FASB ASC 985-20, "Software - Costs of Software to Be Sold, Leased, or Marketed" and FASB ASC 350-40, “Intangibles - Goodwill and Other - Internal-Use Software.” Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. The Company capitalizes development costs incurred during the period between the establishment of technological feasibility and the release of the final product to customers if such costs are material. In addition, the Company capitalizes software development costs for internal use software that it does not intend to market to third parties but uses to deliver services. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, the date technological feasibility is reached, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. During fiscal years 2016 and 2015, $467,000 and $771,000, respectively, of these costs were expensed as incurred. During fiscal years 2016 and 2015, $436,000 and $643,000, respectively, of internal use software development costs were capitalized.

Goodwill - The Company accounts for goodwill in accordance with the provisions of FASB ASC 350, "Intangibles-Goodwill and Other." Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations accounted for as purchases. The Company evaluates goodwill for impairment on an annual basis on the last day of the first fiscal month of the fourth fiscal quarter and whenever events or circumstances indicate that these assets may be impaired. The goodwill impairment test involves a two-step process. The Company determines impairment by comparing the net assets of each reporting unit to its respective fair value. In the event a reporting unit's carrying value exceeds its fair value, an indication exists that the reporting unit goodwill may be impaired. In this situation, the Company must determine the implied fair value of goodwill by assigning the reporting unit's fair value to each asset and liability of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is measured by the difference between the goodwill carrying value and the implied fair value.

Due to a significant decrease in the Company’s stock price during the second quarter of fiscal 2016, the Company performed the first step of the goodwill impairment test. Based on the results of the first step of the goodwill impairment test, the estimated fair value of the reporting units did not exceed their carrying value and therefore step two of the test was required. Based on the results of the second step of the goodwill impairment test (i.e., applying the income approach and market approach described below, the Company determined, as of July 2, 2016, that the implied fair value of goodwill was less than the carrying value, which resulted in goodwill impairment of $10.8 million, representing all of that goodwill. See Note 4, Goodwill and Intangible Assets, for additional discussion related to goodwill.

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

Foreign Currency Transactions and Translation - Cartesian Ltd., the international operations of Cambridge Strategic Management Group, Inc., Farncombe France SARL, Farncombe Technology Limited, and Farncombe Engineering Services Limited conduct business primarily denominated in their respective local currency, which is their functional currency. Assets and liabilities have been translated to U.S. dollars at the period-end exchange rates. Revenues and expenses have been translated at exchange rates which approximate the average of the rates prevailing during each period. Translation adjustments are reported as a separate component of accumulated other comprehensive loss in the Consolidated Statements of Stockholders' Equity. Accumulated other comprehensive loss resulting from foreign currency translation adjustments totaled $6.8 million and $5.5 million, respectively as of December 31, 2016 and January 2, 2016, and is included in Total Stockholders’ Equity in the Consolidated Balance Sheets. Assets and liabilities denominated in other than the functional currency of a subsidiary are re-measured at rates of exchange on the balance sheet date. Resulting gains and losses on foreign currency transactions are included in the Company’s results of operations. Realized and unrealized exchange losses included in the results of operations during fiscal 2016 and 2015 were $535,000 and $316,000, respectively.

Derivative Financial Instruments FASB ASC 820, Fair Value Measurements requires bifurcation of certain embedded derivative instruments in certain debt or equity instruments, and measurement at their fair value for accounting purposes. A holder redemption feature embedded in the Company’s note payable requires bifurcation from its host instrument and is accounted for as a freestanding derivative. See Note 3, Strategic Alliance and Investment by Elutions, Inc. and Note 10, Fair Value Measurements, for discussion of this embedded derivative.

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

In accordance with the provisions of FASB ASC 260, "Earnings per Share," the Company uses the treasury stock method for calculating the dilutive effect of employee stock options, non-vested shares and warrants. The employee stock options, non-vested shares and warrants will have a dilutive effect under the treasury stock method only when average market value of the underlying Company common stock during the respective period exceeds the assumed proceeds. For share-based payment awards with a performance condition, the Company must first use the guidance on contingently issuable shares in FASB ASC 260-10 to determine whether the awards should be included in the computation of diluted earnings per share for the reporting period. For all non-vested performance-based awards, the Company determines the number of shares, if any, that would be issuable at the end of the reporting period if the end of the reporting period were the end of the contingency period. In applying the treasury stock method, assumed proceeds include the amount, if any, the employee must pay upon exercise, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the options and the vesting of non-vested shares. For fiscal years 2016 and 2015, approximately 43,000 and 50,000 shares, respectively, related to outstanding stock options, non-vested shares and warrants that otherwise would have been included in the diluted earnings per share calculation were not included because they would have been anti-dilutive due to the net loss for those periods.

Accounts Receivable - The Company has entered into agreements with third-party financial institutions under which it can selectively elect to transfer to the financial institutions accounts receivable with certain of the Company’s largest, international customers on a non-recourse basis. This agreement gives the Company optionality to convert outstanding accounts receivable to cash. For transfers of accounts receivable under these agreements that qualify as sales, the Company applies the guidance in ASC 860, “Transfers and Servicing – Sales of Financial Assets”, which requires the derecognition of the carrying value of those accounts receivable on the Consolidated Balance Sheets and recognition of a loss on the sale of an asset in operating expenses on the Consolidated Statements of Operation. During the fiscal years ended December 31, 2016 and January 2, 2016, $19.6 million and $26.8 million, respectively, of accounts receivable transferred pursuant to these agreements qualified as sales of receivables and the carrying amounts were derecognized. The loss on the sale of these accounts receivable recorded in the Consolidated Statements of Operations was approximately $75,000 and $161,000 for fiscal years 2016 and 2015, respectively.

On April 22, 2016, the Company entered into a Factoring Agreement ("Factoring Agreement") with RTS Financial Service, Inc. ("RTS"). Pursuant to the terms of the Factoring Agreement, the Company may offer for sale, and RTS may purchase, certain accounts receivable of the Company on an account by account basis (such purchased accounts, the "Purchased Accounts"). Under the Factoring Agreement, upon purchase RTS becomes the absolute owner of the Purchased Accounts, which are payable directly to RTS, subject to certain repurchase obligations of the Company. Proceeds from transfers under the Factoring Agreement reflect the face value of the account receivable less a factor’s fee. The factor’s fee is computed on a daily basis until the amount of the Purchased Account is paid to RTS, and equals the amount of the Purchased Account multiplied by the sum of the prime rate then in effect plus 6.49% divided by 360. Upon purchase of a Purchased Account, RTS will pay to the Company the amount of the Purchased Account, less a reserve of 20% of that amount, which reserve (less the total fee calculated) is payable to the Company upon collection of the Purchased Account by RTS. The fee is recorded as interest expense within the Consolidated Statements of Operations and Comprehensive Loss in the period the fee becomes payable. During the fiscal year ended December 31, 2016, the Company factored $3,000,000 of accounts receivable under the Factoring Agreement and recognized a liability of $768,000 which is recorded as Secured borrowing on the Consolidated Balance Sheet as of December 31, 2016. Until received, the reserve amount withheld at the time of transfer is recorded as a receivable and is included in Other current assets on the Consolidated Balance Sheets. As of December 31, 2016 the amount recorded as a receivable for the reserve withheld by RTS was $154,000. The amount of fees recorded as interest expense were immaterial for the fiscal year ended December 31, 2016.

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

The Agreement has a maximum funding level of £3,000,000. At the time of the purchase of a U.K. Purchased Account, RBS will make an initial payment to Cartesian Limited of no more than 50% of the U.K. Purchased Account. Upon collection of a U.K. Purchased Account, RBS will pay to Cartesian Limited the amount of the U.K. Purchased Account, less the initial payment and a discounting charge. The discounting charge is computed on a daily basis until the amount of the U.K. Purchased Account is paid to RBS, and equals the amount of the U.K. Purchased Account multiplied by the sum of the National Westminster Bank Plc base rate then in effect plus 1.75% divided by 365. The Agreement also includes a fixed fee service charge of £833 per month. The Agreement has a loan concentration limit regarding the obligors on U.K. Purchased Accounts. The discounting charges are recorded as interest expense within the Consolidated Statements of Operations and Comprehensive Loss in the period the fee becomes payable.

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

The Agreement has an initial term of 12 months and continues after the initial term until terminated by either Cartesian Limited or RBS. Cartesian Limited may terminate the Agreement at any time during the initial term upon approval of RBS or upon six months' notice of intent to terminate. RBS may terminate the Agreement upon certain other events or conditions included in the Agreement. No amounts were factored under the Agreement during the fiscal year ended December 31, 2016.

Inventory – In accordance with the provisions of FASB ASC 330, “Inventory,” the Company’s inventory is stated at the lower of cost, using the first-in, first-out (FIFO) method, or fair value. As of December 31, 2016 and January 2, 2016, the Company had $0.4 million and $0.6 million in inventory, respectively, all of which was finished goods. All of the inventory was purchased in July 2014 from Elutions, Inc. (“Elutions”), which owns more than five percent of the outstanding shares of common stock of the Company. ASC 330 requires inventory to be recorded at the lower of cost basis or market. The fair value of the inventory was determined using the indirect cost approach. As a result of the evaluation of lower of cost or market, the Company recorded impairments of its inventory value of $0.3 million and $2.1 million during fiscal 2016 and 2015, respectively. Also, during the second quarter of fiscal 2015 the Company recorded an inventory adjustment of $0.3 million in Cost of Services related to a provision in the general framework agreement between the Company and Elutions (see Note 3, Strategic Alliance and Investment by Elutions, Inc.), that states if the Company had not sold 75% of such inventory acquired from Elutions within one year after acquisition, Elutions is required upon request of the Company to source its requirements for future projects in the U.S. or U.K. from such inventory subject to a 10% discount against the Company’s purchase price until the Company has exhausted such inventory. In fiscal 2015, the Company requested that Elutions source its requirements for future projects from the inventory that was acquired by the Company from Elutions in July 2014. Management continues to work with Elutions to utilize the inventory and changes in management’s expectations in future periods could further impact the net realizable value of the inventory.

Recent Accounting Pronouncements – In August 2016, the FASB issued Accounting Standards Update ("ASU") 2016-15, "Classification of Certain Cash Receipts and Cash Payments", which will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those years, and the ASU requires adoption on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact the application of ASU 2016-15 will have on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-9, “Improvements to Employee Share-Based Payment Accounting”, which simplifies several aspects of the accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The ASU is effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective approach is required on the balance sheet by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. A retrospective or prospective approach can be used for the cash flow statement and a prospective approach is required for the statement of operations. The Company does not expect the adoption of ASU 2016-9 will have a material effect on the Company’s consolidated financial statements.

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

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” which requires deferred tax liabilities and assets to be classified as noncurrent in entities’ balance sheets. Under current U.S. GAAP, an entity is required to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company early adopted ASU 2015-17 prospectively during the fourth quarter of fiscal 2016, classifying its deferred income tax assets and deferred income tax liabilities as noncurrent. The adoption did not have a material effect on the Company’s consolidated financial statements. Prior periods were not retrospectively adjusted.

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

In August 2014, the FASB released ASU 2014-15, Presentation of Financial Statements – Going Concern, which requires a company to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within the one year period subsequent to the date that the financial statements are issued or within the one year period subsequent the date that the financial statements are available to be issued. This guidance is effective for fiscal years ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption was permitted. The Company adopted this guidance in the fourth quarter of 2016. The adoption did not have an impact on its consolidated financial statements.

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

The aggregate amount potentially payable pursuant to the Earn-Out consists of cash in an amount up to £719,483 pounds sterling (approximately US$0.9 million based on an exchange rate of £1.000= US$1.234 as of December 31, 2016) and up to 461,055 shares of Company common stock (approximately £1,024,765 pounds sterling or US$1.3 million based on an exchange rate of £1.000= US$1.234 as of December 31, 2016) and based upon the value of the shares as described below. Amounts, if any, payable under the Earn-Out are based upon the amounts of specified revenues attributable to the Farncombe Entities after June 1, 2015 through July 22, 2017, as defined in the Purchase Agreement. Pursuant to the Purchase Agreement, the number of shares of Company common stock payable under the Purchase Agreement at the closing and pursuant to the Earn-Out was determined based on the volume weighted average share price for Company common stock on the Nasdaq Stock Market for the 30 days ending on the day before the date of signing of the Purchase Agreement and based upon the average pounds sterling to dollar exchange rate recorded by the Financial Times for the 30 days ending on the day before the date of signing of the Purchase Agreement.

In October 2015 the Company paid approximately $2.1 million to the former shareholders of the Farncombe Entities with respect to the consideration payable related to net working capital as adjusted pursuant to the Purchase Agreement. This represented payment of a portion of the purchase price in the amount of £654,093 pounds sterling (approximately US$1.0 million) payable in accordance with the Purchase Agreement along with an additional £743,753 pounds sterling (approximately US$1.1 million) related to the working capital adjustment for excess working capital under the Purchase Agreement. In March 2016, the Company paid additional amounts of approximately £184,000 and €12,000 (approximately US$0.3 million) to the former shareholders of the Farncombe Entities with respect to net working capital as adjusted. In the fourth quarter of fiscal 2016 and the first quarter of fiscal 2017, payments of £20,000 (approximately US$25,000) and £48,000 (approximately US$59,000), respectively, were paid to the former shareholders of the Farncombe Entities with respect to net working capital as adjusted.

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

Based on the results of the acquisition valuation, the Company allocated approximately $1.3 million of the purchase price to identifiable intangible assets. The following table summarizes the major classes of intangible assets, as well as the respective weighted-average amortization periods:

	Amount (in thousands)	Weighted-Average Amortization Period (Years)
Identifiable Intangible Assets
Tradename	$90	0.5
Non-compete agreements	60	4.5
Customer relationships	1,110	3.5
Total identifiable intangible assets	$1,260

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

The Company has classified the Earn-Out liability as a Level 3 liability and the fair value of the Earn-Out liability will be evaluated each reporting period and changes in its fair value will be included in the Company’s results of operations. During fiscal year 2016, the change in the fair value of the Earn-Out liability was a decrease of $273,000 and during the period from July 22, 2015 to January 2, 2016, the change in the fair value of the Earn-Out liability was an increase of $255,000. The change in the fair value of the Earn-Out liability is included in Selling, general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Loss for fiscal years 2016 and 2015. The balance of the Earn-Out liability as of December 31, 2016 and January 2, 2016 was $1,903,000 and $2,176,000, respectively, which is recorded as a current liability on the Consolidated Balance Sheet as of December 31, 2016 and as a non-current liability on the Consolidated Balance Sheet as of January 2, 2016. See Note 10, Fair Value Measurements, for discussion of the determination of fair value of the Earn-Out liability.

If the Earn-Out were to be achieved prior to the end of the Earn-Out period, the former shareholders of the Farncombe Entities could request payment prior to the end of the Earn-Out period.

Pro Forma Financial Information

The following unaudited pro forma financial information presents the results of operations as if the acquisition had taken place on the first day of fiscal 2014. These amounts were prepared in accordance with the acquisition method of accounting under existing standards and are not necessarily indicative of the results of operations that would have occurred if our acquisition of the Farncombe Entities had been completed on the first day of fiscal 2014, nor are they indicative of our future operating results. These unaudited pro forma amounts include a reclassification of non-recurring acquisition expenses in the amount of $697,000 related to the acquisition of Farncombe to fiscal year 2014 whereas they were actually incurred during fiscal year 2015. Pro forma adjustment also consist of an adjustment to record additional intangible amortization expense of $330,000 for fiscal year 2015. The basic and diluted shares outstanding used to calculate the pro forma net loss per share amount presented below were adjusted to assume shares issued at the closing of the acquisition of the Farncombe Entities were outstanding since the beginning of fiscal 2014.

Fiscal Year Ended
Dollars in thousands except per share data	January 2, 2016
Revenue	$88,007
Net loss	$(5,932)
Net loss per share	$(0.68)
Weighted-average basic and diluted shares used in calculation of pro forma net loss per share (in thousands)	8,734

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

At the Closing, (a) the Company issued and sold 609,756 shares of common stock to Elutions at a price of $3.28 per share, for an aggregate purchase price of $2,000,000, (b) the Company's subsidiary, Cartesian Limited, issued the Elutions Note, a promissory note payable to Elutions Capital Ventures S.à r.l, a subsidiary of Elutions, in an aggregate original principal amount of $3,268,664, payable in equivalent Great Britain Pounds Sterling, and the Company issued to Elutions a Common Stock Purchase Warrant (Tracking) related to the Elutions Note to purchase 996,544 shares of common stock of the Company for $3.28 per share (the "Tracking Warrant"), and (c) the Company issued to Elutions a Common Stock Purchase Warrant (Commercial Incentive) pursuant to which Elutions can earn the right to purchase up to 3,400,000 shares of common stock of the Company at prices ranging from $3.85 per share to $4.85 per share based on the Company's financial results related to certain customer contracts obtained jointly by the Company and Elutions (the "Incentive Warrant"). The Incentive Warrant and the Tracking Warrant are referred to collectively below as the "Warrants".

The Investment Agreement contains a number of agreements and covenants, including (i) certain affirmative and negative covenants relating to the Elutions Note applicable to the Company and its subsidiaries, (ii) an agreement of the Company to assign to Elutions certain customer contracts obtained jointly with Elutions if a competitor acquires control of the Company, (iii) confidentiality restrictions applicable to both parties, (iv) a standstill agreement of Elutions, (v) an agreement of the parties to negotiate in good faith for the purchase by Elutions of additional shares of Common Stock equal to 6.5% of outstanding shares from the Company or in open market purchases if Elutions then owns or is vested with the right to acquire 38.5% of the shares of Common Stock then outstanding, subject to any applicable stockholder approval requirements, (vi) the grant of a right of first offer to Elutions to loan funds to the Company in the future if the Company intends to incur or assume indebtedness, subject to certain exceptions, (vii) a grant of pre-emptive rights to Elutions with respect to future issuances and sales of equity securities by the Company, subject to certain exceptions, (viii) the right of Elutions to designate one member of the Board of Directors of the Company if it meets certain ownership thresholds, and (ix) restrictions on the issuance by the Company of options, warrants or similar rights or convertible securities, other than with respect to certain excluded issuances.

Promissory Note

The Elutions Note issued at Closing by the Company's subsidiary, Cartesian Limited, in the aggregate original principal amount of $3,268,664, bears interest at the rate of 7.825% per year, payable monthly, and matures on March 18, 2019. The Elutions Note must be redeemed by Cartesian Limited upon notification by the holder at any time (the “Holder Redemption Option”) and may be prepaid by Cartesian Limited at any time after September 18, 2016. The obligations of Cartesian Limited under the Elutions Note are guaranteed by the Company pursuant to a Guaranty entered into by the Company at Closing and are secured by certain assets relating to client contracts involving Elutions pursuant to a Security Agreement entered into by the Company and Elutions at Closing. Amounts outstanding under the Elutions Note may be applied to the exercise price of the Company's common stock under the Tracking Warrant. Upon occurrence of an event of default, the Elutions Note would bear interest at 9.825% per year and could be declared immediately due and payable. Interest expense for the fiscal years ended December 31, 2016 and January 2, 2016 was approximately $259,000 and $256,000, respectively.

Tracking Warrant

Under the Tracking Warrant, Elutions may acquire 996,544 shares of common stock of the Company for $3.28 per share at any time and from time to time through March 18, 2020. The Company may require Elutions to exercise or forfeit the Tracking Warrant at any time (i) after 18 months if the trading price of the Company's common stock exceeds $5.50 per share for a specified period of time and the Company meets certain cash and working capital thresholds and (ii) after 30 months if the Company meets certain cash and working capital thresholds. To the extent amounts are outstanding under the Elutions Note, Elutions and the Company (if the Company is requiring exercise of the Tracking Warrant by Elutions as described above) may offset such amounts against the exercise price for shares of common stock acquired under the Tracking Warrant. The Tracking Warrant expires if the Elutions Note is redeemed upon exercise of the Holder Redemption Option.

Incentive Warrant

Under the Incentive Warrant, Elutions can earn the right to purchase up to 3,400,000 shares of common stock of the Company at prices ranging from $3.85 per share to $4.85 per share based on the Company's financial results as described below. The Incentive Warrant expires on March 18, 2020. The right to exercise the Incentive Warrant to acquire shares is subject to satisfaction of certain performance conditions based on revenues or cash received by the Company under customer contracts acquired jointly with Elutions through a five-year period from March 18, 2014 until March 18, 2019. The Incentive Warrant may vest upon satisfaction of the performance conditions during the five-year period. The number of shares of common stock for which the Incentive Warrant may vest during each fiscal quarter in the five-year period under the vesting provisions shall equal, without duplication, four percent of revenues recognized for such fiscal quarter or four percent of cash recognized or received by the Company during such quarter, for which revenues will be recognized in the future. In addition, the right to acquire shares may vest at the end of the five-year period for contracts that have been signed and with respect to which revenues are expected to be earned or cash is expected to be received after the end of the five-year period. The exercise price increases $0.25 per year for shares earned in each year of the five-year period and is payable in cash, provided that Elutions has the right to utilize a cashless exercise procedure to acquire shares of common stock under the Incentive Warrant for a limited period of time each year after the right to acquire such shares vests. Any shares utilized to exercise such cashless exercise right will not reduce the maximum number of shares that may be earned and acquired under the Incentive Warrant.

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

The parties have agreed on a general framework for pursuing, entering into and implementing customer contracts, which includes providing for joint and separate client pursuits and marketing on an initial and ongoing basis, procedures for contracting with clients, procedures for interface between the parties, limited exclusivity requirements of Elutions relating to identified prospects and clients of the Company, intellectual property rights of Elutions to its products and related restrictions, restrictions regarding use of confidential information, limitations on liability of the parties, independent contractor status of the parties, limitations on publicity by the parties, and dispute resolution, including arbitration. The parties intend that specific pricing and allocation provisions and other specific commercial terms will be included in individual client statements of work, subject to mutually agreed gross margin requirements for the benefit of the Company. The parties also agreed to a framework for certain initial inventory orders and reorders by the Company from Elutions, and related commitments, timing and pricing procedures, when the Company is the prime contracting party under certain client statements of work. With respect to the required initial inventory order, the Company was required to purchase $3.0 million of inventory from Elutions upon receiving a booked order for Smart Building Services of a certain size from a customer. As a result of a customer agreement entered into by the Company, during the third quarter of fiscal 2014, the Company acquired $3.0 million in inventory from Elutions to fulfill its initial inventory commitment. As of December 31, 2016, the Company has not sold or licensed any of the initial inventory acquired from Elutions and has not acquired any additional inventory from Elutions.

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

Also under the Market Development Agreement, Elutions agreed to dedicate three full-time equivalent employees for the purpose of various functions related to the furtherance of the strategic alliance, and the Company agreed to fund the cost of the three full-time equivalent employees at a rate of $36,750 per month. Pursuant to the Market Development Agreement, the Company terminated the provision of the three full-time equivalent employees effective in March 2016. For the fiscal years ended December 31, 2016 and January 2, 2016, expense related to these dedicated employees was $98,500 and $441,000, respectively.

In connection with the customer agreement entered into by the Company in 2014, the Company entered into a subcontract with Elutions. Under the subcontract, Elutions agreed to provide all services in accordance with the customer agreement except for project management services, to be provided by the Company. In January 2017, the Company entered into an amendment of the customer agreement and an amendment to the subcontract with Elutions. The amendments increase the number of customer sites deployed and extend the term of the original agreement. The Company currently estimates total additional license payments to Elutions under the amendment to the subcontract are approximately $0.4 million and that the total remaining license payments to Elutions under the original subcontract, as amended by the amendment, are approximately $1.2 million over the term of the subcontract, with additional amounts potentially payable to Elutions based upon energy savings achieved by the customer. Such amounts are recorded as managed services implementation costs which are included in Other current assets on the Consolidated Balance Sheet. See Note 1, Organization and Summary of Significant Accounting Policies. Elutions also agreed in the subcontract to provide all equipment required under the customer agreement, and the Company agreed to advance to Elutions $400,000 of the equipment deployment cost. The advance amount was paid to Elutions during fiscal 2014. Elutions is required to repay the advanced amount plus interest at the rate of 5.5% per annum. The funds are netted directly from the customer’s annual payments. During each of the fiscal years ended December 31, 2016 and January 2, 2016, the Company paid $291,000 to Elutions related to annual payments under the subcontract. Each of these payments was net of $112,000 related to the advanced amount in each fiscal year 2016 and 2015. As of December 31, 2016 the balance remaining for the advance to Elutions was $200,000 of which $100,000 was included in Other current assets and $100,000 was included in Other noncurrent assets on the Consolidated Balance Sheets. As of January 2, 2016, the balance remaining for the advance to Elutions was $300,000 of which $100,000 was included in Other current assets and $200,000 was included in Other noncurrent assets on the Consolidated Balance Sheets.

Accounting Treatment

The Holder Redemption Option was determined to be an embedded derivative liability that was required to be bifurcated and recorded as a liability. In addition, the Company determined that the provision of the Elutions Note that permits Cartesian Limited to prepay the Elutions Note after 18 months if the trading price of the Company’s common stock exceeds $5.50 per share for a specified period of time and to prepay the Elutions Note after 30 months are each an embedded derivative asset that requires bifurcation (the “Issuer Call Option”). As of December 31, 2016 and January 2, 2016, the fair value of the Issuer Call Option was determined to be immaterial. The carrying value of the Elutions Note as of December 31, 2016 and January 2, 2016 was $3,269,000 and as of December 31, 2016 and January 2, 2016 the fair value of the Elutions Note was $2,703,000 and $3,004,000, respectively. The Incentive Warrant and Tracking Warrant are accounted for as equity instruments. See Note 10, Fair Value Measurements for discussion of the determination of fair values.

The vesting of the Incentive Warrant is contingent on services to be provided by Elutions and the achievement of performance conditions by Elutions. During fiscal years 2016 and 2015, Elutions earned 27,194 and 34,248 vested shares under the Incentive Warrant and the Company recognized $53,000 and $63,000 of expense related to these vested shares, respectively.

4. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the fiscal year ended December 31, 2016 are as follows (in thousands):

	North America	EMEA	Total
Balance as of January 2, 2016	$3,947	$7,124	$11,071
Goodwill impairment	(3,947)	(6,883)	(10,830)
Changes in foreign currency exchange rates	—	(241)	(241)

Balance as of December 31, 2016	$—	$—	$—

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

The Company evaluates goodwill for impairment on an annual basis on the last day of the first fiscal month of the fourth quarter and whenever events or circumstances indicate that these assets may be impaired. Due to a significant decrease in the Company’s stock price during the second quarter of fiscal 2016, the Company performed the first step of the goodwill impairment test. Based on the results of the first step of the goodwill impairment test, the estimated fair value of the reporting units did not exceed their carrying value and therefore step two of the test was required. Based on the results of the second step of the goodwill impairment test (i.e., applying the income approach and market approach described under Note 1, Organization and Summary of Significant Accounting Polices - Goodwill), the Company determined, as of July 2, 2016, that the implied fair value of goodwill was less than the carrying value, which resulted in goodwill impairment of $10.8 million, representing all of that goodwill. The facts and circumstances that led to the impairment of goodwill were primarily a result of the decreased market value of the Company based upon the market price of the Company's common stock.

The following table summarizes the changes in the major classes of intangible assets for the fiscal year ended December 31, 2016 (in thousands).

		Non-Compete	Customer
Gross Carrying Amount:	Tradename	Agreements	Relationships	Total
Balance as of January 2, 2016	$86	$57	$1,055	$1,198
Changes in foreign currency exchange rates	(15)	(9)	(174)	(198)

Balance as of December 31, 2016	$71	$48	$881	$1,000

Accumulated Amortization:
Balance as of January 2, 2016	$(71)	$(5)	$(126)	$(202)
Changes in foreign currency exchange rates	9	2	49	60
Amortization expense	(9)	(12)	(280)	(301)

Balance as of December 31, 2016	$(71)	$(15)	$(357)	$(443)

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

Aggregate amortization expense related to intangible assets was $301,000 and $208,000 for fiscal years 2016 and 2015, respectively. The following table outlines the estimated future amortization expense related to amortizing intangible assets as of December 31, 2016.

(in thousands)
2017	$262
2018	262
2019	32
2020	1
$557

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

As of December 31, 2016, the Company has two share-based compensation plans under which awards are outstanding, which are described below. The Company recognized an income tax benefit of $40,000 related to share-based compensation arrangements during fiscal year 2015. No income tax benefit was recognized in fiscal 2016 due to the full valuation allowance on the Company's deferred tax assets. In addition, no compensation costs related to these arrangements were capitalized in either year. The Company has historically issued and expects to continue to issue new shares to satisfy stock option exercises, vesting of non-vested shares or purchases of shares under the Employee Stock Purchase Plan.

EQUITY INCENTIVE PLAN

The Company's Equity Incentive Plan, as amended and restated, (the "Equity Plan"), is a stockholder approved plan, which provides for the granting of incentive stock options and nonqualified stock options to employees, and nonqualified stock options, nonvested stock, and restricted stock units to employees, directors and consultants. The Equity Plan is scheduled to expire in June 2025. As of December 31, 2016, the Company has 1,499,442 shares of the Company's common stock available for issuance upon exercise of outstanding options or for future awards under the Equity Plan.

Stock Options

Service-Based Stock Option Awards – Stock options are granted at an exercise price of not less than market value per share of the common stock on the date of grant as determined by the Board of Directors. Vesting and exercise provisions are determined by the Board of Directors.

As of December 31, 2016, all options granted under the Equity Plan were non-qualified stock options. Service-based options generally become exercisable over a one to four year period beginning on the date of grant and have a maximum term of ten years.

A summary of the service-based stock option activity of the Company's Equity Plan as of December 31, 2016 and changes during the fiscal year then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 2, 2016	244,553	$8.06
Granted	37,500	$1.10
Forfeited/cancelled	(69,291)	$7.82

Outstanding at December 31, 2016	212,762	$6.91	4.3 years	$—

Options vested and expected to vest at December 31, 2016	201,512	$7.18	4.0 years	$—

Options exercisable at December 31, 2016	150,261	$8.85	2.4 years	$—

The Company granted a service-based stock option award for 37,500 shares of the Company's common stock having an exercise price of $1.10 per share during fiscal year 2016. The stock option vests solely based on employee service over a three year period. No other service-based stock option awards were granted during fiscal years 2016 or 2015. The Company recorded share-based compensation expense in connection with service-based stock option awards of $16,000 and $56,000 during fiscal years 2016 and 2015, respectively. As of December 31, 2016, there was $26,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to service-based stock option awards, and this unrecognized expense is expected to be recognized over a weighted average period of 23 months. As of January 2, 2016, there was $20,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to service-based stock option awards.

Market Condition Stock Option Awards – A summary of the market condition stock option activity under the Equity Plan, as of December 31, 2016 and changes during the fiscal year then ended is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at January 2, 2016	200,000	$3.34

Granted	125,000	$1.25

Outstanding at December 31, 2016	325,000	$2.54

Options vested and expected to vest at December 31, 2016	325,000	$2.54

Options exercisable at December 31, 2016	—	$—

On September 28, 2016, the Company granted non-qualified stock option awards for 125,000 shares of the Company’s common stock having an exercise price of $1.25 per share. On June 16, 2015 the Company granted a non-qualified stock option award for 200,000 shares of the Company’s common stock having an exercise price of $3.34 per share. These stock options will vest only if the price of the Company’s common stock reaches certain price targets, as follows:

•
the stock option will vest with respect to 116,666 shares if at any time the closing market price of the Company’s common stock on each day during a 30 consecutive trading day period equals or exceeds $4.00 per share;

•
the stock option will vest with respect to an additional 116,667 shares if at any time the closing market price of the Company’s common stock on each day during a 30 consecutive trading day period equals or exceeds $5.00 per share; and

•
the stock option will vest with respect to an additional 91,667 shares if at any time the closing market price of the Company’s common stock on each day during a 30 consecutive trading day period equals or exceeds $6.00 per share.

 For stock options which contain market conditions, the market conditions are required to be considered when calculating the grant date fair value. FASB ASC 718 – “Compensation – Stock Compensation,” requires us to select a valuation technique that best fits the circumstances of an award. In order to reflect the substantive characteristics of the market condition option award, a Monte Carlo simulation valuation model was used to calculate the grant date fair value of such stock options. Monte Carlo approaches are a class of computational algorithms that rely on repeated random sampling to compute their results. This approach allows the calculation of the value of such stock options based on a large number of possible stock price path scenarios. Expense for the market condition stock options is recognized over the derived service period as determined through the Monte Carlo simulation model. The fair value and derived service periods calculated for this market condition stock option award by vesting tranche for the market condition stock option awards granted in September 2016 were as follows:

	Grant Date Fair Value Per Share	Derived Service Period (in Years)
$4.00 market condition tranche	$0.32	5.1
$5.00 market condition tranche	$0.31	5.5
$6.00 market condition tranche	$0.30	5.9

The fair value and derived service periods calculated for this market condition stock option award by vesting tranche for the market condition stock option awards granted in June 2015 were as follows:

	Grant Date Fair Value Per Share	Derived Service Period (in Trading Days)
$4.00 market condition tranche	$1.95	151
$5.00 market condition tranche	$1.95	262
$6.00 market condition tranche	$1.99	362

During fiscal years 2016 and 2015 the Company recorded $144,000 and $250,000 of share-based compensation expense in connection with this market condition stock option award. As of December 31, 2016 and January 2, 2016, there was $37,000 and $142,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to the market condition stock option awards, respectively, As of December 31, 2016, the unrecognized expense is expected to be recognized over a weighted average period of 24 months.

Non-vested Shares

Service-Based Non-vested Share Awards - A summary of the status of service-based non-vested share awards issued under the Equity Plan as of December 31, 2016 and changes during the fiscal year then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value per share
Outstanding at January 2, 2016	—	$—
Granted	172,422	$0.71
Outstanding at December 31, 2016	172,422	$0.71

On July 22, 2016, the Company granted 40,000 shares of service-based non-vested stock that vest one year from the date of grant. These service-based non-vested share awards are valued at the date of grant based on the closing market price of the Company’s common stock, and are expensed using the straight-line method over the requisite service period (which is the vesting period of the award). During fiscal year 2016, the Company recorded $13,000 of stock-based compensation expense in connection with these service-based non-vested share awards. As of December 31, 2016, there is an estimated $16,000 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to these service-based non-vested share awards, and this unrecognized expense is expected to be recognized over a period of 7 months.
On July 22, 2016 and October 3, 2016, the Company also granted 59,922 and 72,500 shares, respectively, of service-based non-vested stock to non-employees for services provided under consulting agreements which have three-year terms. In accordance with ASC 718, the fair value measurement date for these non-vested stock awards is the performance completion date. The fair value of the awards granted to the non-employee consultants will be remeasured each reporting period based on their fair value at that time up to the performance completion date. The changes in fair value each reporting period will be recognized in the Consolidated Statements of Operations. During fiscal year 2016, the Company recorded $25,000 of stock-based compensation expense in connection with these service-based non-vested share awards. As of December 31, 2016, there is an estimated $96,000 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to these service-based non-vested share awards, and this unrecognized expense is expected to be recognized over a period of 32 months.

Performance-Based Non-vested Share Awards - A summary of the status of performance-based non-vested share awards issued under the Equity Plan as of December 31, 2016 and changes during the fiscal year then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value per share
Outstanding at January 2, 2016	250,215	$3.15
Forfeited	(77,558)	$3.14
Outstanding at December 31, 2016	172,657	$3.14

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

Share-based compensation cost for performance-based non-vested share awards is measured at the grant date based on the fair value of shares expected to be earned at the end of the performance period, based on the closing market price of the Company’s common stock on the date of grant, and is recognized as expense using the straight-line method over the performance period based upon the probable number of shares expected to vest. The Company estimates and excludes compensation cost related to awards not expected to vest based upon estimated forfeitures. The Company does not believe it is probable that one-hundred percent of the performance conditions related to its outstanding performance-based non-vested share awards will be achieved. Based on this assumption, the Company recorded a reduction to expense of approximately $250,000 during the fourth quarter of fiscal 2015 to reflect revised estimates related to the ultimate number of shares expected to vest. During fiscal years 2016 and 2015, the Company recorded $88,000 of expense and $170,000 of income, respectively, in connection with performance-based non-vested share awards. As of December 31, 2016, there was an estimated $46,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to performance-based non-vested share awards. Unrecognized compensation cost as of December 31, 2016 related to performance-based non-vested share awards is expected to be recognized over a period of 3 months.

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

A summary of the option activity under the Company's Supplemental Stock Plan as of December 31, 2016 and changes during the fiscal year then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 2, 2016	36,900	$11.11
Forfeited/cancelled	(6,800)	$11.36

Outstanding at December 31, 2016	30,100	$11.06	0.5 years	$—

Options vested and exercisable at December 31, 2016	30,100	$11.06	0.5 years	$—

No awards have been granted under the Supplemental Stock Plan since it expired on May 23, 2010. There were no options exercised during fiscal year 2016 or fiscal year 2015. As of December 31, 2016 there was no remaining unrecognized compensation cost related to the unvested portion of stock options issued under the Supplemental Stock Plan.

PUT OPTION

In connection with the Company’s approval of the separation from service of the Company’s Chief Executive Officer on June 3, 2015, the Company issued a put option to the former executive which granted him the option and right to sell to the Company up to 112,692 of his shares of the Company’s common stock owned on June 3, 2015 at $4.50 per share (the “Put Option”). This transaction was accounted for under FASB ASC 718 under the tandem award approach with both liability and equity components. The liability component relates to the holder’s right to sell the shares to the Company and the equity component relates to a call option feature related to the holder’s right not to exercise the Put Option. The fair value of the components of the Put Option was calculated using the Black-Scholes model using the following assumptions.

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

In November 2015 the holder of the Put Option exercised the Put Option and the Company purchased approximately 90,000 shares at $4.50 for a total of approximately $405,000. As of January 2, 2016, the balance related to the liability component of the Put Option was approximately $102,000 and was included in Other accrued liabilities in the Consolidated Balance Sheets. In March 2016, the holder of the Put Option exercised the Put Option and in April 2016, the Company purchased approximately 19,000 shares at $4.50 for a total of approximately $85,000. The Put Option expired on March 15, 2016.

EMPLOYEE STOCK PURCHASE PLAN

Under the Employee Stock Purchase Plan (ESPP), shares of the Company's common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first day of the enrollment period or on the last day of each six-month period over the subsequent two years. Employees may purchase shares through a payroll deduction program having a value not exceeding 15% of their gross compensation during an offering period. During fiscal years 2016 and 2015, the Company recognized net expense of $17,000 and $17,000, respectively, in accordance with FASB ASC 718 associated with the ESPP.

6. SUPPLEMENTAL BALANCE SHEET INFORMATION

Accrued payroll, bonuses and related expenses and Other accrued liabilities consist of the following (amounts in thousands):

	December 31, 2016	January 2, 2016
Accrued payroll, bonuses and related expenses
Accrued payroll	$313	$448
Accrued bonuses	2,060	3,205
Accrued payroll taxes	515	636
Accrued vacation	494	539
Accrued severance	117	—
Other	253	297
	$3,752	$5,125

Other accrued liabilities
Sales and value-added taxes payable	$911	$478
Lease termination liability	103	135
Put option liability	—	102
Accrued income taxes	152	376
Accrued acquisition consideration	32	327
Accrued professional fees	182	604
Other	737	229
	$2,117	$2,251

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

Management evaluates segment performance based upon income (loss) from operations, excluding share-based compensation (benefits) and depreciation. There were no inter-segment revenues during fiscal years 2016 and 2015. In addition, in its administrative division, entitled "Not Allocated to Segments," the Company accounts for non-operating activity and the costs of providing corporate and other administrative services to all the segments, including, but not limited to, goodwill impairment, share-based compensation expense, depreciation expense, certain research and development costs, and costs related to the arbitration with the Company’s former Chief Executive Officer. See Note 13, Commitments and Contingencies, for additional discussion of the arbitration costs. Summarized financial information concerning the Company's reportable segments is shown in the following table (amounts in thousands):

	North America	EMEA	Strategic Alliances	Not Allocated to Segments	Total
As of and for the fiscal year ended December 31, 2016:
Revenues	$28,065	$42,894	$780	$—	$71,739
Income (loss) from operations	6,255	6,837	(181)	(26,737)	(13,826)
Total other expense	—	—	—	(305)	(305)
Income (loss) before income tax provision (benefit)	6,255	6,837	(181)	(27,042)	(14,131)
Depreciation and amortization	—	—	—	1,295	1,295
Total assets	$3,378	$10,113	$550	$8,660	$22,701

As of and for the fiscal year ended January 2, 2016:
Revenues	$34,025	$43,844	$475	$—	$78,344
Income (loss) from operations	8,222	5,884	(2,982)	(17,330)	(6,206)
Total other expense	—	—	—	(899)	(899)
Income (loss) before income tax provision (benefit)	8,222	5,884	(2,982)	(18,229)	(7,105)
Depreciation and amortization	—	—	—	952	952
Total assets	$6,831	$9,725	$626	$24,177	$41,359

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

In accordance with the provisions of FASB ASC 280-10, revenues earned in the United States and internationally based on the location where the services are performed are shown in the following table (amounts in thousands):

	Revenues
	Fiscal Year 2016	Fiscal Year 2015
United States	$29,348	$34,511
International:
United Kingdom	38,123	41,399
Other	4,268	2,434
Total	$71,739	$78,344

In accordance with the provisions of FASB ASC 280-10, long-lived assets, excluding intangible assets, by geographic area are shown in the following table (amounts in thousands):

	Long-Lived Assets
	December 31, 2016	January 2, 2016
United States	$2,154	$2,611
United Kingdom	217	346
France	10	12
Total	$2,381	$2,969

Major customers in terms of significance to Cartesian's revenues (i.e. in excess of 10% of revenues) for fiscal years 2016 and 2015 and accounts receivable as of December 31, 2016 and January 2, 2016 were as follows (amounts in thousands):

	Revenues
	Fiscal Year 2016		Fiscal Year 2015
	North America	EMEA	North America	EMEA
Customer A		$16,022		$16,243
Customer B	$11,933		$13,377
Customer C		$8,345		$18,906

	Accounts Receivable
	December 31, 2016	January 2, 2016
Customer A	$3,317	$3,577
Customer B	$1,100	$1,423
Customer C	$779	$1,510

Revenues from the Company's ten most significant customers accounted for approximately 77% and 87% of revenues in fiscal years 2016 and 2015, respectively.

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

8. PROPERTY AND EQUIPMENT

	December 31, 2016	January 2, 2016
	(In thousands)
Furniture and fixtures	$1,708	$1,748
Software and computer equipment	4,953	8,006
Leasehold improvements	1,098	1,500
	7,759	11,254
Less: Accumulated depreciation	5,703	8,743
	$2,056	$2,511

Depreciation expense on property and equipment was $994,000 and $952,000 for fiscal years 2016 and 2015, respectively.

9. INCOME TAXES

For fiscal years 2016 and 2015, income (loss) before income taxes consisted of the following (amounts in thousands):

	Fiscal Year 2016	Fiscal Year 2015
United States	$(7,358)	$(9,321)
Foreign	(6,773)	2,216
Total income (loss) before income taxes	$(14,131)	$(7,105)

For fiscal years 2016 and 2015, the income tax benefit (provision) consists of the following (amounts in thousands):

	Fiscal Year 2016	Fiscal Year 2015
Federal deferred tax expense, net	$655	$(99)
State deferred tax benefit (expense), net	125	42
Foreign current tax expense	(48)	(263)
Foreign deferred tax (expense) benefit, net	(484)	(266)
Total income tax (expense) benefit	$248	$(586)

During fiscal years 2016 and 2015, the Company recorded an income tax benefit of $0.2 million and an income tax provision of $0.6 million, respectively. The income tax benefit for fiscal 2016 was primarily related to a $0.8 million domestic benefit recognized in connection with adjustments to domestic deferred taxes related to the impairment of goodwill amortized for income tax purposes but not for financial reporting purposes netted with a $0.6 million international expense recognized in connection with the international valuation allowance in fiscal 2016. The income tax provision for fiscal year 2015 was primarily related to the generation of pre-tax book income within the Company’s U.K. operations in addition to deferred taxes recognized on goodwill amortized for income tax purposes but not for financial reporting purposes. The Company recorded a current tax expense of $0.3 million during fiscal 2015 related to the generation of positive pre-tax book income within newly acquired U.K. entities which did not have net operating loss carryforwards to utilize.

The Company has reserved all of its domestic and international net deferred tax assets as of December 31, 2016 and had reserved all of its domestic deferred tax assets as of January 2, 2016 with a valuation allowance in accordance with the provisions of FASB ASC 740, “Income Taxes,” which requires an estimation of the recoverability of the recorded income tax asset balances. Related to the going concern assertion, the Company reserved all of its international net deferred tax assets as of December 31, 2016 with a valuation allowance. As of December 31, 2016 and January 2, 2016, the Company had recorded $36.6 million and $34.1 million, respectively, of valuation allowances attributable to its domestic and international net deferred tax assets. The determination of recording and releasing valuation allowances against deferred tax assets is made, in part, pursuant to the Company’s assessment as to whether it is more likely than not that the Company will generate sufficient future taxable income against which benefits of the deferred tax assets may or may not be realized. Significant judgment is required in making estimates regarding the Company’s ability to generate income in future periods.

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

The following is a reconciliation between the benefit (provision) for income taxes and the amounts computed based on loss before income taxes at the statutory federal income tax rate (amounts in thousands):

	Fiscal Year 2016		Fiscal Year 2015
	Amount	%	Amount	%
Computed expected federal income tax benefit	$4,805	34.0	$2,413	34.0
State income tax benefit, net of federal benefit	68	0.5	514	7.2
Rate differential on foreign operations	(1,002)	(7.1)	296	4.2
Forfeited vested stock options	(281)	(2.0)	(267)	(3.8)
Tax benefits associated with share-based awards	179	1.3	12	0.2
Adjustment to estimated tax loss carryforward	(418)	(3.0)	(226)	(3.2)
Change in statutory and applicable tax rates	505	3.6	(518)	(7.3)
Non-deductible expenses	(25)	(0.2)	(753)	(10.6)
Goodwill impairment	(1,257)	(8.9)	—	—
Other	113	0.8	(26)	(0.4)
Change in valuation allowance	(2,439)	(17.3)	(2,031)	(28.6)
Total income tax benefit (expense)	$248	1.7	$(586)	(8.3)

The significant components of deferred income tax assets and the related balance sheet classifications, as of December 31, 2016 and January 2, 2016, are as follows (amounts in thousands):

	December 31, 2016	January 2, 2016
Deferred tax assets:
Accounts receivable	$119	$67
Accrued expenses	845	1,040
Goodwill and intangible assets	1,492	1,143
Share-based compensation expense	664	551
Net operating loss carryforward	31,031	29,894
Inventories	1,068	—
Foreign tax credit carryforward	1,006	1,006
Deferred revenue	357	—
Other	(24)	224
Total deferred tax assets	36,558	33,925
Valuation allowance	(36,558)	(34,116)
Net deferred tax asset	$—	$(191)

  As of December 31, 2016, the Company has U.S. Federal net operating loss carryforwards of $81.9 million which begin expiring in 2020. As of December 31, 2016, the Company has state net operating loss carryforwards of $46.1 million. These net operating losses expire at various times between 2017 and 2036. In addition, as of December 31, 2016, the Company has foreign net operating loss carryforwards of $2.7 million all of which primarily have no expiration date. As of December 31, 2016, the Company has net foreign tax credits of $1.0 million. If unutilized, the expiration of these foreign tax credits is $317,000 and $689,000 in fiscal years 2018 and 2019, respectively.

U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested outside the United States. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation.

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

As of December 31, 2016 and January 2, 2016, the Company had no recorded liability for uncertain tax positions.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2000. As of December 31, 2016, the Company has no income tax examinations in process.

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

Recurring Fair Value Measurements

The fair value of the Company’s Elutions Note and the Holder Redemption Option were determined using a binomial lattice model. (See Note 3, Strategic Alliance and Investment by Elutions, Inc., for further discussion of the Elutions Note and Holder Redemption Option.) The Holder Redemption Option was determined to be an embedded derivative liability that was required to be bifurcated and recorded as a liability.

The Company has classified the Holder Redemption Option and Elutions Note as Level 3 liabilities. Changes in the fair value of the Holder Redemption Option are recognized in the Consolidated Statements of Operations and Comprehensive Loss. The Company reassesses the fair value of this liability on a quarterly basis. Based on that assessment, the Company recognized increases of $18,000 and $615,000 in the fair value of this liability during the fiscal years ended December 31, 2016 and January 2, 2016, respectively. To determine the fair value of the Holder Redemption Option, management evaluates assumptions that require significant judgment. Changes in certain inputs to the valuation model, including the Company’s period end stock price and stock volatility, can have a significant impact on the estimated fair value. The fair value recorded for the Holder Redemption Option may vary significantly from period to period. This variability may result in the actual liability for a period either above or below the estimates recorded in the Company’s consolidated financial statements, resulting in significant fluctuations in other income (expense) as a result of the corresponding non-cash gain or loss recorded. The model requires the following inputs: (i) price of the Company’s common stock; (ii) the expected life of the instrument or derivative; (iii) risk-free interest rate; (iv) estimated dividend yield, and (v) estimated stock volatility. Assumptions used in the calculation require significant management judgment.

The following table sets forth the Level 3 inputs to the binomial lattice model that were used to determine the fair value of the Elutions Note and the Holder Redemption Option:

	December 31, 2016	January 2, 2016
Common stock price	$0.91	$2.22
Dividend yield	0.0%	0.0%
Credit spread	16.0%	11.4%
Risk-free interest rate	1.3%	1.3%
Estimated stock volatility	77.3%	45.0%

In addition, the Company determined that the provision of the Elutions Note that permits Cartesian Limited to prepay the Elutions Note after 18 months if the trading price of the Company’s common stock exceeds $5.50 per share for a specified period of time is an embedded derivative asset that requires bifurcation (the “Issuer Call Option”). As of December 31, 2016 and January 2, 2016, the fair value of the Issuer Call Option was determined to be immaterial.

Because the Company measures the Holder Redemption Option at fair value on a recurring basis, transfers, if any, between the levels of the fair value hierarchy are recognized at the end of the fiscal quarter in which the change in circumstances that caused the transfer occurred. There were no transfers between Level 1, 2 or 3 liabilities during fiscal years 2016 or 2015.

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

Because the Company measures the Earn-Out liability at fair value on a recurring basis transfers, if any, between the levels of the fair value hierarchy are recognized at the end of the fiscal quarter in which the change in circumstances that caused the transfer occurred. There were no transfers between Level 1, 2 or 3 liabilities during the fiscal years ended December 31, 2016 or January 2, 2016.

As of December 31, 2016 and January 2, 2016, liabilities recorded at fair value on a recurring basis consist of the following (in thousands):

	Total	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant other unobservable inputs Level 3
December 31, 2016:
Holder Redemption Option	$970	$—	$—	$970

Earn-Out Liability	$1,903	$—	—	$1,903

January 2, 2016:
Holder Redemption Option	$952	$—	$—	$952

Earn-Out Liability	$2,176	$—	$—	$2,176

The following table summarizes the year-to-date changes to the fair value of the Holder Redemption Option and Earn-Out liability, which are Level 3 liabilities (in thousands):

	Holder Redemption Option	Earn-Out Liability
Fair value at January 2, 2016	$952	$2,176
Increase (decrease) in fair value	18	(273)
Fair value at December 31, 2016	$970	$1,903

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values because of the relatively short-term maturities of these financial instruments.

11. LEASE COMMITMENTS

The Company leases office facilities, computer equipment and office furniture under various operating leases expiring at various dates through May 2022.

Following is a summary of future minimum payments under operating leases that have initial or remaining non-cancellable lease terms at December 31, 2016 (amounts in thousands):

Fiscal Year	Operating Leases
2017	$1,509
2018	1,742
2019	1,475
2020	1,361
2021	717
Thereafter	15
Minimum lease payments	$6,819

Total rental expense, net of subtenant rents received, was approximately $1,872,000 and $1,808,000 for fiscal years 2016 and 2015, respectively. For fiscal years 2016 and 2015, $61,000 and $13,000 was recorded in cost of services, respectively, and $1,811,000 and $1,795,000 was recorded in selling, general and administrative expenses, respectively. The Company recorded $171,000 in rental income from subtenants during fiscal year 2015. There was no rental income from subtenants recognized in fiscal 2016. Rents received from subtenants were recorded as an offset to rental expense.

In 2015, the Company took steps to discontinue use of its leased facilities in McLean, Virginia. The space is leased under an operating lease with a term expiring in July 2019 and is comprised of 4,823 square feet. Although the Company has clients in this geographic market, projects are performed from either client sites or other Company locations, and thus the space is not required or used by Company employees, and specifically not used for revenue-generating activities. The property is vacant and currently being marketed as a sublease. We accounted for the discontinuation of use of this property in accordance with FASB ASC 420, “Exit or Disposal Cost Obligations” and as such recorded a liability of approximately $256,000 during the second fiscal quarter of fiscal 2015. Based on updated probability-weighted cash flow analyses performed as of December 31, 2016 and January 2, 2016, a $39,000 reduction of the accrual was recorded for fiscal 2016 and an additional accrual of $72,000 was recorded for fiscal 2015. As of December 31, 2016, a liability of $185,000 is recorded of which $103,000 is recorded in Other accrued liabilities and $82,000 is recorded in Other noncurrent liabilities in the Consolidated Balance Sheets. The expense related to this liability is recorded in Selling, general and administrative expense on the Consolidated Statements of Operations and Comprehensive Loss. The amounts recorded were calculated using probability-weighted cash flow analysis and represent the present value, calculated using a credit-adjusted risk free rate, of our remaining costs under the remaining term of the lease, net of estimated subleases we are likely to obtain.

12. LETTERS OF CREDIT

In connection with the leasing of office space, the Company provides security deposits in the form of two irrevocable letters of credit with financial institutions for the benefit of the respective landlords. As of December 31, 2016 and January 2, 2016, the required, total collateral amount was $103,000 and $102,000, respectively. The collateral deposited for these letters of credit is included in "Other Noncurrent Assets" on the Company's Consolidated Balance Sheets as of December 31, 2016 and January 2, 2016. No obligation has been recorded in connection with the letters of credit on the Company's Consolidated Balance Sheets as of December 31, 2016 and January 2, 2016.

13. COMMITMENTS AND CONTINGENCIES

The Company is not subject to any material litigation, individually and in the aggregate, as of December 31, 2016. However, the Company may become involved in various legal and administrative actions arising in the normal course of business. These could include actions brought by taxing authorities challenging the employment status of consultants utilized by the Company. In addition, future customer bankruptcies could result in additional claims on collected balances for professional services near the bankruptcy filing date. When management has determined that it is probable that an asset has been impaired or a liability had been incurred related to an action, claim or assessment and the amount of loss can be reasonably estimated, the Company will record a liability for such estimated loss in the appropriate accounting period. The resolution of any of such actions, claims, or the matters described above may have an impact on the financial results for the period in which they occur.

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

During the first quarter of fiscal 2015, the Company renewed an agreement under which it had a commitment to purchase a minimum of $412,000 in computer software over a three-year period. During the first quarter of fiscal 2016, the Company amended the agreement to include an additional commitment of $95,000 over a two-year period. As of December 31, 2016, the Company had an obligation of $181,000 remaining under this commitment.

In conjunction with the acquisition of the Farncombe Entities on July 22, 2015, the Company has recognized a liability of $1.9 million related to potential earn-out consideration payable to the former shareholders of the Farncombe Entities. See Note 2, Acquisition for a discussion of the earn-out consideration.

14. COMMON STOCK REPURCHASE PROGRAM

On June 7, 2016, the Company’s Board of Directors authorized an amendment to the Company’s previously announced stock repurchase program to extend the program through June 30, 2017. The program was initially authorized in February 2014 and was previously extended in June 2015. The program authorizes the Company to repurchase up to $2 million of Company common stock. Under the program, repurchases may be made by the Company from time to time in the open market or through privately negotiated transactions depending on market conditions, share price and other factors. The stock repurchase program may be modified or discontinued at any time by the Board of Directors. The Company expects to fund repurchases, if any, through cash on hand, future cash flow from operations and future borrowings. In order to facilitate repurchases, the Company entered into a Rule 10b5-1 plan, which permits stock repurchases when the Company might otherwise be precluded from doing so under insider trading laws or because of self-imposed trading blackout periods. There were no share repurchases under the share repurchase program during fiscal year 2016. During the fiscal year ended January 2, 2016, the Company purchased 64,923 shares under the stock repurchase program at an average cost of $2.44 per share. Through December 31, 2016, approximately $1,838,000 remained outstanding under the share repurchase program for future repurchases of Company common stock.

15. EMPLOYEE BENEFIT PLANS

The Company offers defined contribution plans to eligible employees. Such employees may contribute a percentage of their annual compensation in accordance with the plans’ guidelines. The plans provide for Company contributions that are subject to maximum limitations as defined by the plans. Company contributions to its defined contribution plans totaled $1.4 million and $1.5 million in the fiscal years ended December 31, 2016 and January 2, 2016, respectively.

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

A review and evaluation was performed by our management, including our Chief Executive Officer (the "CEO”) and our Chief Financial Officer (the “CFO"), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2016.

Management's Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of our CEO and CFO, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company's definitive Proxy Statement for its 2017 Annual Meeting of Stockholders (the "Proxy Statement") contains, under the captions "Election of Directors," "Corporate Governance," "Executive Officers," “Submission of Stockholder Proposals and Nominations” and "Section 16(a) Beneficial Ownership Reporting Compliance" the information required by Item 10 of this Form 10-K, which information is incorporated herein by this reference.

The Company has adopted a Code of Conduct, which applies to all employees, consultants, directors and officers of the Company and its subsidiaries, including the Chief Executive Officer and the Chief Financial Officer. The Code of Conduct is available on the “Investor Relations - Corporate Governance” page of our website at www.cartesian.com. The Company intends to disclose any changes in or waivers from its Code of Conduct by posting such information on its website at www.cartesian.com or by filing a Form 8-K with the SEC, as required.

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

The following table provides information as of December 31, 2016 with respect to shares of the Company’s common stock that may be issued under the Company’s equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
PLANS APPROVED BY SECURITY HOLDERS
- Equity Plan	537,762	$4.27	961,680	(1)
- Employee Stock Purchase Plan			270,890	(2)
PLANS NOT APPROVED BY SECURITY HOLDERS
- 2000 Supplemental Stock Plan	30,100	$11.06

(1)	The number of shares available for future issuance excludes outstanding stock options and unvested restricted stock awards.

(2)	Shares that may be purchased under the 1999 Employee Stock Purchase Plan, including shares subject to purchase during the current purchase period.

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CARTESIAN, INC.

By:	/s/ PETER H. WOODWARD
PETER H. WOODWARD
CHIEF EXECUTIVE OFFICER

/s/ JOHN C. FERRARA
JOHN C. FERRARA
CHIEF FINANCIAL OFFICER

Date: March 31, 2017

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ PETER H. WOODWARD	Chief Executive Officer (Principal executive officer and Director),	March 31, 2017
Peter H. Woodward

/s/ JOHN C. FERRARA	Chief Financial Officer (Principal financial officer and principal accounting officer)	March 31, 2017
John C. Ferrara

/s/ ROBERT J. CURREY	Chairman of the Board	March 31, 2017
Robert J. Currey

/s/ DONALD J. TRINGALI	Director	March 31, 2017
Donald J. Tringali

/s/ THOMAS A. WILLIAMS	Director	March 31, 2017
Thomas A. Williams

/s/ MICKY K. WOO	Director	March 31, 2017
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

10.2
Form of Indemnification Agreement between the Company and each of its Directors and Officers, filed as Exhibit 10.2 to the 1999 S-1 Registration Statement, is incorporated herein by reference as Exhibit 10.2. (1)

10.3
1998 Equity Incentive Plan (amended and restated June 18, 2014), filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2014 (File No. 001-34006), and the Form of Agreements thereunder, filed in Exhibit 10.3 to the 1999 S-1 Registration Statement, are incorporated herein by reference as Exhibit 10.3. (1)

10.4
Employee Stock Purchase Plan, as amended and restated effective June 14, 2013, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2013 (File No. 001-34006), and the Form of Agreements thereunder, filed in Exhibit 10.4 to the 1999 S-1 Registration Statement, are incorporated herein by reference as Exhibit 10.4. (1)

10.5
2000 Supplemental Stock Plan and Form of Agreements thereunder, filed as Exhibit 10.16 to the Company's Form 10-K for the fiscal year ended December 30, 2000 (File No. 000-27617), is incorporated herein by reference as Exhibit 10.5. (1)

10.6
Employment Agreement between the Company and James R. Baker dated January 1, 2010, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2013 (File No. 001-34006), is incorporated herein by reference as Exhibit 10.6. (1)

10.7
Third Amended Lease Agreement between NewTower Trust Company Multi-Employer Property Trust and the Company, dated August 30, 2005, filed as Exhibit 10.10 to the Company's Form 10-K for the fiscal year ended December 30, 2006 (File No. 000-27617), is incorporated herein by reference as Exhibit 10.7.

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

10.15
Form of Restricted Stock Award Agreement, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 2013 (File No. 001-34006), is incorporated herein by reference as Exhibit 10.15. (1)

10.16
Sixth Amendment to Lease between MEPT Lighton Plaza LLC and the Company, dated February 15, 2013, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2013 (File No. 001-34006), is incorporated herein by reference as Exhibit 10.16.

10.17
First Amendment to Lease between SG 2007-FL14 NJOP Holdings LLC and the Company, dated June 19, 2013, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 2013 (File No. 001-34006), is incorporated herein by reference as Exhibit 10.17.

10.18
Investment Agreement, dated February 25, 2014, by and between the Company and Elutions, Inc., filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2014 (File No. 001-34006), is incorporated herein by reference as Exhibit 10.18.

10.19
Amendment No. 1 to Investment Agreement, dated May 8, 2014, by and between the Company and Elutions, Inc., filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2014 (File No. 001-34006), is incorporated herein by reference as Exhibit 10.19.

10.20
Guaranty dated March 18, 2014 issued by the Company in favor of Elutions Capital Ventures S.à r.l., filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2014 (File No. 001-34006), is incorporated herein by reference as Exhibit 10.20.

10.21
Security Agreement dated March 18, 2014 between the Company and Elutions Capital Ventures S.à r.l., filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2014 (File No. 001-34006), is incorporated herein by reference as Exhibit 10.21.

10.22
Form of Restricted Stock Award, filed as Exhibit 10.29 to the Company's Form 10-K for the fiscal year ended December 28, 2013 (File No. 001-34006), is incorporated herein by reference as Exhibit 10.22. (1)

10.23
Factoring Agreement dated April 22, 2016 between Cartesian, Inc. and RTS Financial Service, Inc., filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 26, 2016 (File No. 001-34006), is incorporated herein by reference as Exhibit 10.23.

10.24
Invoice Discounting Agreement dated July 29, 2016 between Cartesian Limited and RBS Invoice Finance Limited, filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 2, 2016 (File No. 001-34006), is incorporated herein by reference as Exhibit 10.24.

10.25
Debenture (security agreement) dated July 29, 2016 between Cartesian Limited and RBS Invoice Finance Limited, filed as Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 2, 2016 (File No. 001-34006), is incorporated herein by reference as Exhibit 10.25.

10.26
Cartesian, Inc. Equity Incentive Plan, filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2015 (File No. 001-34006) is incorporated herein by reference as Exhibit 10.26. (1)

10.27
Employment Agreement, dated as of June 3, 2015, by and between Cartesian, Inc. and Peter Woodward, filed as exhibit 10.3 to Amendment No. 1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2015 (File No. 001-34006) is incorporated herein by reference as Exhibit 10.27. (1)

10.28
Form of Stock Option Agreement, filed as exhibit 10.4 to Amendment No. 1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2015 (File No. 001-34006) is incorporated herein by reference as Exhibit 10.28. (1)

10.29
Office Lease Agreement between Nine Penn Center Associates, L.P. and the Company, dated April 29, 2015, filed as exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2015 (File No. 001-34006) filed with the Securities and Exchange Commission on August 18, 2015, is incorporated herein by reference as Exhibit 10.29.

10.30
First Amendment to Lease between Two Financial Center, LLC and the Company, dated May 24, 2015, filed as exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2015 (File No. 001-34006) filed with the Securities and Exchange Commission on August 18, 2015, is incorporated herein by reference as Exhibit 10.30.

10.31
Employment Agreement, dated as of September 29, 2015, by and between Cartesian, Inc. and John C. Ferrara, filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2015 (File No. 001-34006) is incorporated herein by reference as Exhibit 10.31. (1)

10.32
Employment Agreement - Amendment #1, dated as of September 28, 2016, by and between Cartesian, Inc. and John C. Ferrara, filed as exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2016 (File No. 001-34006) is incorporated herein by reference as Exhibit 10.32. (1)

10.33
Employment Agreement, dated as of September 26, 2016, by and between Cartesian, Inc. and William Hill, filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2016 (File No. 001-34006) is incorporated herein by reference as Exhibit 10.33. (1)

21.1	List of subsidiaries of the Company, prepared pursuant to Item 601(b)(21) of Regulation S-K, is attached to this Form 10-K as Exhibit 21.1.

23.1	Consent of Grant Thornton, LLP, independent registered public accounting firm is attached to this Form 10-K as Exhibit 23.1.

23.2	Consent of Deloitte & Touche LLP, independent registered public accounting firm is attached to this Form 10-K as Exhibit 23.2.

24.1	Power of attorney (see signature page).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-K as Exhibit 31.1.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-K as Exhibit 31.2.

32.1	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-K as Exhibit 32.1.

101	101.INS XBRL Instance Document

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