Form 10-K/A
period 2016-12-31
Cartesian, Inc.
filed 2017-04-28
CIK 1094814

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐NO ☑

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Cartesian, Inc. (the “Company” , “we” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2016, originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2017 (the “Original Report”), solely for the purpose of including the information required by Part III of Form 10-K. Such information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference to our definitive proxy statement for the 2017 Annual Meeting of Stockholders if such proxy statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include Part III information in our Form 10-K. The reference on the cover of the Original Report to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Report is hereby deleted.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original Report are hereby amended and restated in their entirety. In addition, we are also including Exhibits 31.1 and 31.2 required by the filing of this Amendment. This Amendment does not amend or otherwise update any other information in the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report and with our filings with the SEC subsequent to the Original Report.

CARTESIAN, INC.

FORM 10-K/A

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors
The Board of Directors currently consists of five directors. All individuals listed below are currently serving as directors of the Company.

Name	Age	Position with Cartesian
Robert J. Currey(1)(2)(3)	71	Chairman of the Board; Director
Donald J. Tringali(1)(2)	59	Director
Thomas A. Williams(2)(3)	57	Director
Micky K. Woo(3)	63	Director
Peter H. Woodward	44	Chief Executive Officer; Director

(1)	Member of the Compensation Committee

(2)	Member of the Audit Committee

(3)	Member of the Nominating and Corporate Governance Committee
There are no family relationships among any of our directors or executive officers.

Robert J. Currey has served as a director since 2003. Mr. Currey has been Executive Chairman of Consolidated Communications Holdings, Inc. (“Consolidated Communications”), a provider of communications services, since January 1, 2015, served as its Chief Executive Officer from 2002 until December 31, 2014 and served as its President from 2002 to November 2013. From 2000 to 2002, Mr. Currey served as Vice Chairman of RCN Corporation, a CLEC providing telephony, cable and Internet services in high-density markets nationwide. From 1998 to 2000, Mr. Currey served as President and Chief Executive Officer of 21st Century Telecom Group. From 1997 to 1998, Mr. Currey served as Director and Group President of Telecommunications Services of McLeodUSA, which acquired the predecessor of Consolidated Communications in 1997. Mr. Currey joined the predecessor of Consolidated Communications in 1990 and served as President through its acquisition in 1997. Mr. Currey holds a bachelor’s degree from Michigan Technological University and an MBA from Eastern Michigan University. Mr. Currey’s industry and leadership experience enables him to provide valuable insight to the Board on business strategy and operations.
Donald J. Tringali has served as a director since April 2016. Mr. Tringali has served as the Chief Executive Officer of Augusta Advisory Group, a management consulting company, since March 2001. From June 1996 to March 2001, he served as Executive Vice President of Telemundo, an American Spanish-language broadcast television network. Since October 2006, Mr. Tringali has served as a Director for Caribbean Broadcasting Company, a privately-held company that provides US network television programming to Puerto Rico and other Caribbean media markets. Since June 2012, Mr. Tringali has served as a Director for Paragon Space Development Corporation, a privately-held company that provides specialized engineering, manufacturing, and testing services to government and non-government clients. From May 2010 to December 2013, Mr. Tringali served as the Chairman of the Board of Directors of National Technical Systems, Inc., a testing and engineering services firm. While at National Technical Systems, Inc., Mr. Tringali also served as Vice Chairman from June 2006 to May 2010, and as a director from June 1999 to December 2013. From August 2012 to May 2013, Mr. Tringali served as a Director for the Bank of Tucson, a commercial bank. Mr. Tringali received a Bachelor of Arts in Economics from UCLA and a Doctorate in Jurisprudence from Harvard Law School. Mr. Tringali’s extensive experience as a lawyer, and broad knowledge of mergers, acquisitions, legal, financial and governance matters affecting public companies enables him to provide valuable guidance to the Board.
Thomas A. Williams has served as a director since April 2016. Mr. Williams is currently the Chief Financial Officer of Nassau Re, a private insurance holding company, and has served in that position since January 2017. Mr. Williams also currently serves as a director of The Phoenix Companies, PHL Variable, Phoenix Life Insurance Company, Constitution Life Insurance Company and The Pyramid Life Insurance Company. Mr. Williams previously served as a director of Fidelity & Guaranty Life, an insurance holding company, whose common stock is traded on the New York Stock Exchange, from June 2013 until December 2016 and was a member of its Audit Committee from June 2013 to December 2014. Mr. Williams was also the Executive Vice President and Chief Financial Officer of HRG Group, Inc. (“HRG”) from March 2012 to January 2016. HRG is a diversified holding company, and a Fortune 500 company, whose common stock is traded on the New York Stock Exchange. Mr. Williams also served as a director of Front Street Re (Cayman) Ltd. from August 2012 to January 2016; Front Street Re (Bermuda) Ltd. from August 2012 to January 2016; FS Holdco II (Delaware) Ltd. from April 2014 to January 2016;

Mr. Williams has also served on the board of FOHG Holdings, LLC, from May 2014 to November 2015, which filed for bankruptcy protection on April 19, 2015 and later emerged in November 2015. Mr. Williams also served as Executive Vice President and Chief Financial Officer of Zap.Com, Inc., from March 2012 to January 2016 and served as a director of Zap.Com from December 2014 to January 2016. Prior to joining HRG, Mr. Williams was President, Chief Executive Officer and a director of RDA Holding Co. and its subsidiary Reader’s Digest Association, Inc. (together, “RDA”) from April 2011 until September 2011. Previously, Mr. Williams was RDA’s Chief Financial Officer from February 2009 until April 2011 where his primary focus was on developing business restructuring plans for the company. RDA filed for bankruptcy protection in August 2009 and emerged in January 2010. Prior to joining RDA, Mr. Williams served as Executive Vice President and Chief Financial Officer for Affinion Group Holdings, Inc., a portfolio company of Apollo Management, L.P., from January 2007 until February 2009 where his primary focus was on growing enterprise value, finance, accounting, treasury, tax, investor relations and compliance with the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). Previously, Mr. Williams spent more than 21 years with AT&T, Inc., where he held a progression of senior financial and officer positions including Chief Financial Officer, AT&T Networks; Chief Financial Officer, AT&T Global Network Technology Services; Chief Financial Officer, AT&T Laboratories; and AT&T Chief Process Officer. Mr. Williams started at AT&T with Bell Laboratories in June 1985. Prior to his tenure at AT&T, Mr. Williams was International Controller of McLean Industries Inc. from 1984 to 1985, Industry Analyst of Interpool Ltd. from 1982 to 1984 and Commodity Trading Associate with Bache Halsey Stuart Shields, Inc. from 1981 to 1982. Mr. Williams received a BA in Economics from the University of South Florida. Mr. Williams’ extensive leadership and business experience enables him to provide valuable guidance to the Board.
Micky K. Woo has served as a director of the Company since 1991 and is currently a self-employed Senior Strategic Advisor. Mr. Woo served as a senior executive with the Company from 1991 through June 2012. Mr. Woo served as Executive Chairman of the Company from January 2012 through June 2012, and served as President and Chief Operating Officer from 2007 until January 2012. Prior to joining the Company, Mr. Woo served from 1989 to 1991 as Vice President of Information Systems and Revenue Assurance at Telesphere Communications Inc. From 1987 to 1989, Mr. Woo was the Director of Revenue and Treasury Management at Sprint Corporation and from 1983 to 1987 he served in management at MCI Communications Corporation, including Senior Manager of Receivables Management, Senior Manager of the East Coast Billing Center, and Senior Manager of Revenue Reporting and Analysis. Prior to entering the telecommunications industry, Mr. Woo was a consultant with Price Waterhouse (now PricewaterhouseCoopers). Mr. Woo received his BA in Computer Science and an MA in Accounting from the University of Iowa. Mr. Woo’s prior experience as an executive of the Company and his prior business experience enable him to provide valuable guidance to the Board in overseeing the Company’s business.
Peter H. Woodward has served as director of the Company since January 2012 and has served as the Company’s Chief Executive Officer since June 2015. Mr. Woodward also served as the Company’s President from June 2015 until September 2015 and as the Company’s interim Chief Financial Officer from June 2015 until October 2015. Prior to joining Cartesian Mr. Woodward was the President of MHW Capital Management, a private investment firm that takes concentrated positions in micro-cap turnaround companies, with a focus on the technology sector. From 1996 until he founded MHW Capital Management in 2005, Mr. Woodward was a Managing Director for Regan Fund Management, a hedge fund group specializing in active equity investments in turnaround companies. He began his career as a research analyst at Munn, Bernhard & Associates from 1995 to 1996. Mr. Woodward has served on the board of directors of NewsEdge Corp., Zomax, Inc., Innodata-Isogen, Inc. and SMF Energy Corp., and is currently a director of TSS, Inc. and Precision Options Corporation. Mr. Woodward graduated from Colgate University with a Bachelor of Arts in Economics, and from Columbia University with a Master’s Degree in International Economics. He is a Chartered Financial Analyst. Mr. Woodward’s extensive financial and capital markets expertise and experience enables him to provide valuable guidance to the Board.
Executive Officers

The following is information regarding our executive officers other than Mr. Woodward, whose biography appears in the section titled “Board of Directors.”

William Hill, age 50, has served as our President since September 2015. Prior to his appointment as President, Mr. Hill served as Senior Vice President, Business Development of Cartesian Limited, a wholly-owned subsidiary of the Company. Mr. Hill is one of the co-founders of Cartesian Limited, which was acquired by the Company in 2007. In his role as Senior Vice President, Business Development of Cartesian Limited, Mr. Hill was responsible for business development and sales efforts within the Company’s EMEA region. Mr. Hill previously served as the Vice President, Business Development of Cartesian Limited from January 2007 until August 2011 and served as a director of Cartesian Limited from August 1996 until December 2006. Prior to joining Cartesian Limited, Mr. Hill held various consulting positions within utilities, transportation and cable industries focusing on data communications. Mr. Hill studied at the Technical and Further Education (TAFE) Institute in Newcastle, NSW Australia.

John C. Ferrara, age 64, has served as our Chief Financial Officer since October 2015. Mr. Ferrara previously served as Chief Financial Officer of TheStreet, Inc., a publicly-traded digital financial media company, from February 2013 until joining the Company. From March 2011 to February 2013, Mr. Ferrara served as Chief Operating Officer and Chief Compliance Officer of Invmetrics Holdings, Inc., formerly RogersCasey, Inc., a performance analytics company. From March 2008 to March 2010, Mr. Ferrara served as Chief Financial Officer of EDGAR Online Inc., a provider of company data and public filings for equities, mutual funds and other publicly traded assets. Since 1999, Mr. Ferrara has served on the board of directors of several public companies, including Response Genetics, Inc. (2008 to 2010), GAMCO Investors, Inc. (1999 to 2007), The LGL Group, Inc. (2004 to 2006), and LICT Corporation (formerly Lynch Interactive Corp) (1999 to 2006). Mr. Ferrara received a B.S. in accounting from the University of Maryland and received an MBA from Columbia University.

Committees of the Board
The Board of Directors has established an Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.
Audit Committee.  The Audit Committee consists of Mr. Williams, Chairman, and Messrs. Currey and Tringali. Prior to April 25, 2016, the Audit Committee consisted of Mr. Currey, Chairman, David C. Mahoney and Mr. Woo. The Audit Committee oversees our accounting, auditing and financial reporting policies and practices, among other responsibilities. The Audit Committee has sole authority to engage the independent registered public accounting firm to perform audit services and the sole authority to approve all audit engagement fees of the independent registered public accounting firm. The Board of Directors has affirmatively determined that the members of the Audit Committee are “independent,” as defined in the Nasdaq listing standards and applicable SEC rules. The Board of Directors has determined that Mr. Williams qualifies as an “audit committee financial expert,” as defined by applicable rules of the SEC by virtue of his experience and background, as described above. The Board of Directors has adopted a formal written charter for the Audit Committee, a copy of which is available on the “Investor Relations — Corporate Governance” page of our website at www.cartesian.com.
Compensation Committee.  The Compensation Committee consists of Mr. Tringali, Chairman, and Mr. Currey. Prior to April 25, 2016, the Compensation Committee consisted of David C. Mahoney, Chairman and Mr. Currey. The Compensation Committee makes recommendations to the Board of Directors regarding our employee benefit plans and the compensation of our executive officers, and approves equity grants, among other responsibilities. The Board of Directors has affirmatively determined that the members of the Compensation Committee are “independent” as defined in the Nasdaq listing standards. The Board of Directors has adopted a formal written charter for the Compensation Committee, a copy of which is available on the “Investor Relations —  Corporate Governance” page of our website at www.cartesian.com.
Nominating and Corporate Governance Committee.  The Nominating and Corporate Governance Committee consists of Mr. Woo, Chairman, Mr. Currey, and Mr. Williams. Prior to April 25, 2016, the Nominating and Corporate Governance Committee included David C. Mahoney. The Board of Directors has affirmatively determined that the members of the Nominating and Corporate Governance Committee are “independent” as defined in the Nasdaq listing standards. The Nominating and Corporate Governance Committee’s primary functions are to recommend individuals qualified to serve as directors of the Company; to advise the Board on its composition, procedures and committees; to advise the Board regarding corporate governance and to oversee the evaluation of the Board. The Board of Directors has adopted a formal written charter for the Nominating and Corporate Governance Committee. A copy of the charter is available on the “Investor Relations — Corporate Governance” page of our website at www.cartesian.com.
Code of Conduct

The Company has adopted a Code of Conduct, which applies to all employees, consultants, directors and officers of the Company and its subsidiaries, including the Chief Executive Officer and the Chief Financial Officer. The Code of Conduct is available on the “Investor Relations - Corporate Governance” page of our website at www.cartesian.com. The Company intends to disclose any changes in or waivers from its Code of Conduct by posting such information on its website at www.cartesian.com or by filing a Form 8-K with the SEC, as required. The Company will provide a copy of the Company’s Code of Conduct without charge, upon written request to the Secretary of the Company at 7300 College Boulevard, Suite 302, Overland Park, Kansas 66210.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, officers and beneficial owners of more than 10% of the Company’s Common Stock to file reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms submitted to it during the fiscal year ended December 31, 2016 and written representations provided to it, the Company believes that all officers, directors and beneficial owners of more than 10% of the outstanding Common Stock complied with all Section 16(a) requirements during fiscal year 2016. The Company assists its directors and officers in the preparation and filing of reports required under Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

 EXECUTIVE COMPENSATION

SEC rules allow smaller reporting companies to tailor their disclosure to reduce costs. Because the Company qualifies as a “smaller reporting company” under SEC rules, the Company is not required to provide, among other things, Compensation Discussion and Analysis and certain other tabular and narrative disclosures relating to executive compensation.
Compensation Committee Processes and Procedures
The Compensation Committee’s charter governs its processes and procedures in the determination of executive compensation.
The Compensation Committee has overall responsibility for evaluating and recommending compensation for executive officers and recommending approval of employee benefit plans, policies and programs, and for administering the Company’s stock incentive plans. The Compensation Committee does not delegate this authority to any other person. The Compensation Committee assists the Board in fulfilling its responsibility to maximize long-term stockholder value by ensuring that officers, directors and employees are compensated in accordance with our compensation philosophy, objectives and policies; competitive practice; and the requirements of applicable laws, rules and regulations.
In fulfilling its responsibilities, the Compensation Committee has direct access to our officers and employees and consults with our Chief Executive Officer (“CEO”), our Chief Financial Officer, our human resources personnel and other members of senior management as the Chairperson of the Committee deems necessary.
The Compensation Committee reviews executive officer compensation on an annual basis. For each review, the Compensation Committee may consider, and decide the weight it will give to, a number of factors, including the following:

•	competition in the market for executive employees;

•	executive compensation provided by comparable companies;

•	executive officer performance;

•	our financial performance and compensation expenses;

•	the accounting impact of executive compensation decisions;

•	Company and individual tax issues;

•	executive officer retention;

•	executive officer health and welfare; and

•	executive officer responsibilities.
In determining the long-term incentive component of our executive compensation, the Compensation Committee may consider a number of factors, including the following:

•	Company performance and relative stockholder return;

•	value of similar incentive awards to executives at comparable companies; and

•	awards given our executives in past years.

The Compensation Committee also considers the potential risks to the Company that may result from proposed compensation policies and practices. The Compensation Committee may retain at the Company’s expense a compensation consultant to advise the Committee on executive and director compensation practices and trends. The Committee did not engage a compensation consultant with respect to fiscal year 2016.
The Compensation Committee may request that management recommend compensation package components, discuss hiring and retention concerns and personnel requirements, and provide information with respect to such matters as executive, Company and business unit performance; market analysis; benefit plan terms and conditions; financial, accounting and tax considerations; legal requirements; and value of outstanding awards. The Compensation Committee may rely on our CEO and other executives for these purposes.
The Compensation Committee develops the criteria for evaluating our CEO’s performance and privately reviews his performance against these criteria on at least an annual basis. Our CEO periodically discusses the performance of other executive officers with the Compensation Committee. The Committee may review human resources and business unit records. The Committee may also discuss with the Audit Committee the executive officers’ compliance with our Code of Conduct.

Summary Compensation Table
The following Summary Compensation Table sets forth summary information as to the compensation of (i) the Company’s Chief Executive Officer and; (ii) the Company’s two most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers at the end of fiscal year 2016; (collectively, the “named executive officers”).

Name and Principal Position	Year	Salary ($)	Bonus (1) ($)	Stock Awards (2) ($)	Option Awards (2) ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation (3) ($)	Total ($)
Peter H. Woodward, Chief Executive Officer (4)	2016	200,000	—	—	—	—	6,700	206,700
	2015	135,435	—	—	391,969	—	2,913	530,317
William Hill, President (4)	2016	227,113	—	—	23,418	—	83,915	334,446
	2015	232,203	483,594	—	—	—	47,388	763,185
John C. Ferrara, Chief Financial Officer	2016	250,000	—	—	15,612	—	100,372	365,984
	2015	50,000	27,500	—	—	—	131	77,631

(1)
The bonus amounts paid to Mr. Hill in 2015 were earned by Mr. Hill in his previous position as Senior Vice President, Business Development of Cartesian Limited. The bonus amount earned by Mr. Ferrara was in accordance with the terms of his employment agreement with the Company. No bonuses were awarded for 2016 performance.

(2)
This column represents the fair value of the respective equity awards approved by the Compensation Committee and is consistent with the grant date fair value of the awards computed in accordance with ASC 718. Pursuant to SEC rules, the amounts shown reflect the actual or probable outcome of any performance conditions or market conditions that affect the vesting of awards and exclude the impact of estimated forfeitures related to service-based vesting conditions. For assumptions used in determining these values, refer to Note 5 of the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC.

(3)	All Other Compensation for the named executive officers consists of:

Name	Year	Retirement Plan Contributions(a) ($)	STD & LTD ($)	Severance Compensation ($)	Consulting Fees and Commissions ($)	Relocation (b) ($)	Total ($)
Peter H. Woodward	2016	6,020	680	—	—	—	6,700
	2015	2,547	366	—	—	—	2,913
William Hill	2016	15,313	507	—	—	68,157	83,977
	2015	47,388	—	—	—	—	47,388
John C. Ferrara	2016	7,950	680	—	—	91,742	100,372
	2015	—	131	—	—	—	131

(a)
With respect to the Retirement Plan Contributions included in All Other Compensation, the Company made retirement plan contributions denominated in British pounds sterling to the Company’s U.K. defined contribution plan on behalf of Mr. Hill in the amount of £7,794 and £31,176 in fiscal 2016 and 2015, respectively. The payments have been converted to U.S. dollars for purposes of disclosure in the Summary Compensation Table at the average exchange rate for the months in which the contributions were made.

(b)	This column represents relocation expenses paid to Messrs. Hill and Ferrara in fiscal 2016.

(4)
Mr. Woodward has served as the Company’s Chief Executive Officer since June 3, 2015. Mr. Woodward served as the Company’s President from June 3, 2015 until September 29, 2015 and as the Company’s interim Chief Financial Officer from June 3, 2015 until October 15, 2015.

(5)
Mr. Hill has served as the Company’s President since September 29, 2015. Mr. Hill previously served as Senior Vice President, Business Development of Cartesian Limited, a wholly-owned subsidiary of the Company.

Narrative to Summary Compensation Table
Employment, Separation and Consulting Agreements
Peter H. Woodard, Chief Executive Officer
Employment Agreement.  On June 16, 2015, the Company entered into an employment agreement with Peter H. Woodward, effective June 3, 2015 (the “Woodward Employment Agreement”), pursuant to which Mr. Woodward serves as CEO of the Company. The Woodward Employment Agreement has a one-year term and is terminable by either party for any reason upon thirty (30) days’ written notice. The Woodward Employment Agreement also terminates upon Mr. Woodward’s death or disability. If not earlier terminated, the Employment Agreement will renew automatically for successive one-year renewal terms unless either party gives the other party sixty (60) days advance notice of such party’s intent not to renew. A copy of the Woodward Employment Agreement was filed as Exhibit 10.3 to Amendment No. 1 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2015, and is available on the SEC’s website (www.sec.gov).
Pursuant to the Woodward Employment Agreement, Mr. Woodward (i) receives an annual base salary of $200,000 per year, (ii) is eligible to receive an annual bonus in accordance with terms of incentive compensation plans to be adopted by the Company in its sole and exclusive discretion and (iii) is eligible to participate in any health, disability and group life insurance plans or other perquisites and fringe benefits that the Company extends generally to employees of the Company at the executive officer level.
During the term of the Woodward Employment Agreement and thereafter, Mr. Woodward has agreed to protect and maintain the confidentiality of the Company’s confidential information and trade secrets and to assign to the Company any works relating to his service to the Company. Additionally, Mr. Woodward has agreed that, during the term of employment and for a six-month period thereafter, he will not (i) compete with the Company, (ii) solicit employees or independent contractors of the Company to terminate their relationship with the Company, or (iii) solicit or do business with any customers or clients of the Company who were customers or clients during the twelve-months prior to the termination of his employment or prospective clients of the Company during the six-month period prior to the termination of his employment.
In connection with the Woodward Employment Agreement, Mr. Woodward received a non-qualified stock option award (“Woodward Option”) under the Cartesian, Inc. Equity Incentive Plan for 200,000 shares of the Company’s common stock having an exercise price of $3.34 per share. The Company and Mr. Woodward entered into a Stock Option Agreement dated June 16, 2015 (the “Woodward Stock Option Agreement”) with respect to the Woodward Option. The Woodward Option expires on June 16, 2025. The Woodward Option will vest only if the price of the Company’s common stock reaches certain price targets, as follows:

•
The Woodward Option will vest with respect to 75,000 shares if at any time the closing market price of the Company’s common stock on each day during a thirty (30) consecutive trading day period equals or exceeds $4.00 per share;

•
The Woodward Option will vest with respect to an additional 75,000 shares if at any time the closing market price of the Company’s common stock on each day during a thirty (30) consecutive trading day period equals or exceeds $5.00 per share; and

•
The Woodward Option will vest with respect to an additional 50,000 shares if at any time the closing market price of the Company’s common stock on each day during a thirty (30) consecutive trading day period equals or exceeds $6.00 per share.

If Mr. Woodward ceases to be an employee for any reason other than having been terminated by the Company for cause (in which case the Woodward Option will expire on the termination date), Mr. Woodward may exercise that portion of the

Woodward Option that was vested as of the termination date until the earlier of (i) the expiration date of the Woodward Option and (ii) five years after the termination date.
William Hill, President
Employment Agreement Prior to September 26, 2016. The Company was a party to an employment agreement with William Hill, our President that was effective until September 26, 2016 (the "Prior Employment Agreement"). The Prior Employment Agreement was entered into with Mr. Hill in his prior position with the Company. The Prior Employment Agreement consisted of the following components:

•	Base salary of £152,765 per year;

•	An annual contribution of £31,176 to Mr. Hill’s U.K. defined contribution plan;

•	Eligibility to participate in Company-approved bonus plans;

•
Eligibility to participate in any private medical and permanent health plans or other perquisites and fringe benefits that the Company extends generally from time to time to employees of Cartesian Limited; and Severance benefits upon a termination by the Company without cause, consisting of: (1) salary and benefits (and bonuses, if any) accrued and payable up to the date of termination and (2) four months of base salary and benefits payable over four months.

Employment Agreement Effective September 26, 2016.  Effective September 26, 2016, the Company entered into a new employment agreement with Mr. Hill (the “Hill Employment Agreement”). The Hill Employment Agreement has a one-year term, unless terminated earlier as discussed below. If not earlier terminated, the Hill Employment Agreement will renew automatically for successive one-year renewal terms unless either party gives the other party 60 days advance notice of such party's intent not to renew. A copy of the Hill Employment Agreement was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2016, and is available on the SEC’s website (www.sec.gov).
Pursuant to the Hill Employment Agreement, Mr. Hill: (i) receives an annual base salary of $250,000 per year; (ii) is eligible to receive an annual bonus of up to 100% of his annual base salary based on his achievement of personal and Company objectives as agreed with the Company's Chief Executive Officer and the Compensation Committee of the Board of Directors; (iii) is eligible to participate in any health, disability and group life insurance plans or other perquisites and fringe benefits that the Company extends generally to employees of the Company at the level of President; (iv) is entitled to reimbursement of reasonable business expenses; and (v) is entitled to certain relocation benefits.
In addition, Mr. Hill received a grant of 75,000 non-qualified stock options which vest as follows: (i) 25,000 vest when the market closing price of the Company's common stock is at $4.00 or greater for 30 consecutive days; (ii) 25,000 vest when the market closing price of the Company's common stock is at $5.00 or greater for 30 consecutive days; and (iii) 25,000 vest when the market closing price of the Company's common stock is at $6.00 or greater for 30 consecutive days. The options are also subject to accelerated vesting in connection with a change of control. The exercise price of the options is the greater of (1) $1.25 or (2) the market closing price on the date of grant by the Compensation Committee.
The Hill Employment Agreement will terminate upon Mr. Hill's death or disability. Upon termination for death or disability, Mr. Hill (or his estate) will be entitled to any standard benefits then provided by the Company to employees at his level plus the Accrued Benefits. The "Accrued Benefits" are any compensation earned through the date employment ended, any unused vacation time, any reimbursable business expenses incurred through such date, and all other vested accrued benefits under any agreements between Mr. Hill and the Company and any applicable Company plans, programs, policies or arrangements, including without limitation, any incentive compensation agreements.
The Company may terminate the Hill Employment Agreement at any time, with or without "cause," as defined in the Hill Employment Agreement, upon written notice to Mr. Hill and Mr. Hill may terminate the Hill Employment Agreement at any time upon thirty days written notice to the Company. Upon termination by the Company for "cause" or termination by Mr. Hill other than for his "constructive termination," Mr. Hill will be entitled to his Accrued Benefits. Upon termination by the Company without "cause" or upon the "constructive termination" by Mr. Hill, Mr. Hill will be entitled to a cash severance payment of six months of base salary (payable over six months), six months of premiums for COBRA coverage, and the Accrued Benefits.
The Hill Employment Agreement also provides benefits to Mr. Hill relating to termination of the Hill Employment Agreement in connection with a "change in control" of the Company in certain circumstances. The terms and provisions of the Hill Employment Agreement will continue following a "change in control" of the Company. However, in the event that the Company terminates the Hill Employment Agreement without cause (or fails to allow for the renewal of the term of the Hill Employment Agreement) and other than for death or disability, or Mr. Hill terminates the Hill Employment Agreement due to his constructive termination, at any time three months before or 12 months after a "change in control" of the Company, Mr. Hill will be entitled to a cash severance payment of 12 months of base salary, 12 months of premiums for COBRA coverage, the immediate vesting of any unvested options under the stock option award and the Accrued Benefits. The Hill Employment

Agreement defines a "change in control" of the Company to mean: (i) the sale, lease, conveyance or other disposition of at least 50% of the Company's assets; (ii) the direct or indirect acquisition by a person or group of beneficial ownership of more than 50% of the Company's voting securities; or (iii) a merger (in which the Company is not the surviving entity), consolidation, liquidation or dissolution of the Company or winding up of its business.
During the term of the Hill Employment Agreement and thereafter, Mr. Hill has agreed to protect and maintain the confidentiality of the Company's confidential information and trade secrets and to assign to the Company any works relating to his service to the Company. Additionally, Mr. Hill has agreed that, during the term of his employment and for a one-year period thereafter, he will not (i) compete with the Company, (ii) solicit employees or independent contractors of the Company to terminate their relationship with the Company or (iii) solicit or do business with any customers or clients of the Company who were customers or clients during the twelve-month period prior to the termination of his employment or prospective customers or clients of the Company during the six-month period prior to the termination of his employment.
Restricted Stock Award Agreement. In addition to the restricted stock award granted pursuant to the Hill Employment Agreement, the Company is a party to a Restricted Stock Award Agreement with Mr. Hill relating to a performance-based restricted stock award for 75,000 shares, as described below under “2013 Restricted Stock Grants.”
John C. Ferrara, Chief Financial Officer
Employment Agreement.  On September 29, 2015, the Company entered into an employment agreement with John C. Ferrara (the “Ferrara Employment Agreement”), pursuant to which Mr. Ferrara became the Company’s Chief Financial Officer (principal financial officer and principal accounting officer). Mr. Ferrara assumed the Chief Financial Officer position effective October 15, 2015. The Ferrara Employment Agreement has a one-year term, unless terminated earlier. If not terminated earlier, the Ferrara Employment Agreement will renew automatically for successive one-year renewal terms unless either party gives the other party 60 days advance notice of such party’s intent not to renew. A copy of the Ferrara Employment Agreement was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2015, and is available on the SEC’s website (www.sec.gov).
Pursuant to the Ferrara Employment Agreement, Mr. Ferrara: (i) receives an annual base salary of $250,000 per year, which shall be reviewed annually and adjusted upward as deemed appropriate by the Board’s Compensation Committee; (ii) is eligible to receive an annual bonus of up to 50% of his annual base salary based on his achievement of personal and Company objectives as agreed between Mr. Ferrara and the Board’s Compensation Committee; (iii) is eligible to participate in any health, disability and group life insurance plans or other perquisites and fringe benefits that the Company extends generally to the Company’s officers; (iv) is entitled to reimbursement of reasonable business expenses; and (v) is entitled to relocation benefits consisting of a $6,000 cash payment per month until Mr. Ferrara’s current home is sold (capped at $36,000 in aggregate cash payments and subject to gross-up to cover taxes) and up to a $10,000 cash reimbursement of moving expenses. In addition, Mr. Ferrara is entitled to 100,000 non-qualified stock options which vest as follows: (i) 37,500 vest when the market closing price of the Company’s common stock is at $4.00 or greater for 30 consecutive days; (ii) 37,500 vest when the market closing price of the Company’s common stock is at $5.00 or greater for 30 consecutive days; and (iii) 25,000 vest when the market closing price of the Company’s common stock is at $6.00 or greater for 30 consecutive days. To date, the stock option award has not been granted.
The Ferrara Employment Agreement will terminate upon Mr. Ferrara’s death or “disability.” Upon termination for death or disability, Mr. Ferrara (or his estate) will be entitled to any compensation earned through the date of such death or disability and any standard benefits then provided by the Company to employees at his level, as well as any reimbursable expenses incurred through such date, and all other vested accrued health benefits under any agreements between Mr. Ferrara and the Company and any applicable Company plans, programs, policies or arrangements, including without limitation, any incentive compensation agreements (the “Vested Accrued Benefits”).
The Company may terminate the Ferrara Employment Agreement at any time, with or without “cause,” as defined in the Ferrara Employment Agreement, upon written notice to Mr. Ferrara. Upon termination by the Company for “cause,” Mr. Ferrara will be entitled to his base salary and accrued but unused vacation time through such date of termination, as well as any reimbursable business expenses incurred through such date, and the Vested Accrued Benefits. Upon termination by the Company without “cause” (or the Company’s failure to allow for the renewal of the term of the Employment Agreement) and other than for death or disability, Mr. Ferrara will be entitled to his base salary and accrued but unused vacation time through such date of termination, as well as any reimbursable business expenses incurred through such date, a cash severance payment of six months of base salary (payable over six months), six months of premiums for COBRA coverages, and the Vested Accrued Benefits.
Mr. Ferrara may terminate the Ferrara Employment Agreement at any time upon written notice to the Company. Upon termination by Mr. Ferrara other than for his “constructive termination,” Mr. Ferrara will be entitled to his base salary, as well as any reimbursable business expenses incurred through termination, and the Vested Accrued Benefits. Upon termination by Mr. Ferrara for his “constructive termination,” Mr. Ferrara will be entitled to the same benefits as to which he would be entitled upon his termination without cause as described above. The Ferrara Employment Agreement defines “constructive termination” to mean the following occurrences, in each case, without Mr. Ferrara’s consent and subject to cure provisions: (i) a material adverse change in Mr. Ferrara’s position or duties or title; (ii) a material reduction in Mr. Ferrara’s base salary or target bonus percentage; or (iii) a relocation of Mr. Ferrara’s principal place of employment by more than 50 miles.
The Ferrara Employment Agreement also provides benefits to Mr. Ferrara in connection with his termination in connection with a “change of control” of the Company in certain circumstances. The terms and provisions of the Ferrara Employment Agreement will continue following a “change of control” of the Company. However, in the event that the Company terminates Mr. Ferrara without cause (or fails to allow for the renewal of the term of the Ferrara Employment Agreement) and other than for death or disability, or Mr. Ferrara terminates his employment due to his constructive termination, at any time within three months before or 12 months after a “change of control” of the Company, Mr. Ferrara will be entitled to his base salary and accrued but unused vacation time through such date of termination, as well as any reimbursable business expenses incurred through such date, a cash severance payment of 12 months of base salary, 12 months of premiums for COBRA coverage, and the Vested Accrued Benefits. The Ferrara Employment Agreement defines a “change in control” of the Company to mean: (i) the sale, lease, conveyance or other disposition of at least 50% of the Company’s assets; (ii) the direct or indirect acquisition by a person or group of beneficial ownership of more than 50% of the Company’s voting securities; or (iii) a merger (in which the Company is not the surviving entity), consolidation, liquidation or dissolution of the Company or winding up of its business.
During the term of the Ferrara Employment Agreement and thereafter, Mr. Ferrara has agreed to protect and maintain the confidentiality of the Company’s confidential information and trade secrets and to assign to the Company any works relating his service to the Company. Additionally, Mr. Ferrara has agreed that, during the term of his employment and for a one-year period thereafter, he will not (i) compete with the Company, (ii) solicit employees or independent contractors of the Company to terminate their relationship with the Company or (iii) solicit or do business with any customers or clients of the Company who were customers or clients during the twelve-month period prior to the termination of his employment or prospective customers or clients of the Company during the six-month period prior to the termination of his employment.
Amendment to Employment Agreement.  On September 28, 2016, the Company entered into an Amendment #1 (the "Amendment") to the Ferrara Employment Agreement. In the Amendment, the parties amended the stock option award that was to be granted to Mr. Ferrara under the Ferrara Employment Agreement, but that was never granted. A copy of the Amendment was filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2016, and is available on the SEC’s website (www.sec.gov).
Pursuant to the Amendment, Mr. Ferrara is entitled to a grant of 50,000 non-qualified stock options which vest as follows: (i) 16,666 vest when the market closing price of the Company's common stock is at $4.00 or greater for 30 consecutive days; (ii) 16,666 vest when the market closing price of the Company's common stock is at $5.00 or greater for 30 consecutive days; and (iii) 16,667 vest when the market closing price of the Company's common stock is at $6.00 or greater for 30 consecutive days. The options are also subject to accelerated vesting in connection with a change of control. The exercise price of the options was the greater of (1) $1.25 or (2) the market closing price on the date of grant by the Compensation Committee. All other terms of his agreement continued in full force and effect.
Retirement Benefits.
The Company’s named executive officers are eligible to participate in the following retirement plans:
Mr. Woodward, Mr. Hill, and Mr. Ferrara participate in the Company’s standard 401(k) plan, which is available to all U.S. Company employees. In fiscal years 2016 and 2015, the Company matched fifty percent of the first six percent of deferred salary the employee contributed to the plan (subject to IRS maximums). Material severance terms for named executive officers are outlined above in the descriptions of the Employment Agreements. Mr. Hill participates in the Company’s pension plan available to U.K. Company employees. Per Mr. Hill’s employment agreement, he receives an annual contribution of £31,176 to his pension account.
2013 Restricted Stock Grants.
In April 2013, the Board approved an equity incentive program under the Company’s Equity Incentive Plan pursuant to which the Board granted performance-based restricted stock awards for a total of 800,000 shares of Common Stock to various executive officers and employees of the Company (the “2013 Restricted Stock Awards”). The awards included grants of performance-based restricted stock awards for 75,000 shares to William Hill, then serving as Senior Vice President, Business Development of Cartesian Limited, a wholly-owned subsidiary of the Company.
Shares subject to the awards vest in proportion to the ratio that the Company’s “Cumulative Net Non-GAAP EBITDA” achieved over a four-year performance period compares to the Cumulative Net Non-GAAP EBITDA goal of $14 million. “Non-GAAP EBITDA” means the Company’s gross profit (loss) before interest, taxes, depreciation and amortization expense but also excluding certain non-cash charges (e.g., share-based compensation expense) and, potentially, other extraordinary one-time items to the extent determined to be appropriate by the Compensation Committee.

The first potential vesting date was the Company’s earnings release date for its 2014 first fiscal quarter and each subsequent potential vesting date is each of the Company’s quarterly earnings release dates thereafter through the release date for the first quarter of 2017. A total of 173,292 shares of performance-based restricted stock vested in fiscal year 2014 and a total of 53,478 shares of performance-based restricted stock vested in fiscal year 2015. Shares not vested as of the release date for the first quarter of 2017 are forfeited. Except for termination of employment in certain circumstances following a change of control, the unvested portion of an award is forfeited upon any termination of employment. Under the terms of the awards, vesting is partially accelerated and each award is converted to a time-vested award upon a change of control of the Company, as described below.
Restricted Stock Award Agreements.
The 2013 Restricted Stock Awards are subject to the terms of Restricted Stock Award Agreements. In addition to the terms described above, the Restricted Stock Award Agreements include change of control provisions. Under the agreements, in the event of a change of control of the Company during the performance period, all shares subject to the award which have not otherwise vested at such time shall vest as follows: (i) a number of unvested shares, equal to the aggregate number of shares then vested, shall vest immediately prior to the change of control; and (ii) any remaining unvested shares shall vest in five equal annual installments beginning on the first anniversary of the date of the change of control, provided that the executive remains employed by the Company during the vesting period. In addition, any unvested shares shall immediately vest upon the involuntary termination of employment of the executive without cause following a change of control or the executive’s voluntary termination of employment for good reason as specified in the agreement following a change of control. A copy of the form of the Restricted Stock Award Agreement was filed as Exhibit 10.1 to a Current Report on Form 8-K filed by the Company with the SEC on April 10, 2013, and is available on the SEC’s website (www.sec.gov).
Outstanding Equity Awards at 2016 Fiscal Year End
The following table provides information regarding outstanding stock options and unvested restricted stock held by each named executive officer as of December 31, 2016.

				Option Awards		Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(5)
Peter H. Woodward	—	200,000	(1)	3.34	June 16, 2025	—		—
	20,000	—		4.12	March 11, 2024	—		—
William Hill	25,001	—		8.10	January 2, 2017	53,628	(4)	48,801
		75,000	(2)	1.25	September 28, 2026
John C. Ferrara	—	50,000	(3)	1.25	September 28, 2026	—		—

(1)
The stock option granted to Mr. Woodward vests with respect to 75,000 shares if at any time the closing market price of the Company’s common stock on each day during a thirty (30) consecutive trading day period equals or exceeds $4.00 per share, with respect to an additional 75,000 shares if at any time the closing market price of the Company’s common stock on each day during a thirty (30) consecutive trading day period equals or exceeds $5.00 per share, and with respect to an additional 50,000 shares if at any time the closing market price of the Company’s common stock on each day during a thirty (30) consecutive trading day period equals or exceeds $6.00 per share.

(2)
This stock option granted to Mr. Hill vests with respect to 25,000 shares if at any time the closing market price of the Company’s common stock on each day during a thirty (30) consecutive trading day period equals or exceeds $4.00 per share, with respect to an additional 25,000 shares if at any time the closing market price of the Company’s common stock on each day during a thirty (30) consecutive trading day period equals or exceeds $5.00 per share, and with respect to an additional

25,000 shares if at any time the closing market price of the Company’s common stock on each day during a thirty (30) consecutive trading day period equals or exceeds $6.00 per share. The option is also subject to accelerated vesting in connection with a change of control.

(3)
This stock option granted to Mr. Ferrara vests with respect to 16, 666 shares if at any time the closing market price of the Company’s common stock on each day during a thirty (30) consecutive trading day period equals or exceeds $4.00 per share, with respect to an additional 16,666 shares if at any time the closing market price of the Company’s common stock on each day during a thirty (30) consecutive trading day period equals or exceeds $5.00 per share, and with respect to an additional 16,667 shares if at any time the closing market price of the Company’s common stock on each day during a thirty (30) consecutive trading day period equals or exceeds $6.00 per share. The option is also subject to accelerated vesting in connection with a change of control.

(4)
Represents the maximum number of shares subject to the 2013 Restricted Stock Awards granted in April 2013. Shares subject to the awards vest in proportion to the ratio that the Company’s “Cumulative Net Non-GAAP EBITDA” achieved over a four-year performance period compares to the Cumulative Net Non-GAAP EBITDA goal of $14 million. The first potential vesting date was the Company’s earnings release date for its 2014 first fiscal quarter and each subsequent potential vesting date is each of the Company’s quarterly earnings release dates thereafter through the release date for the first quarter of 2017. See “2013 Restricted Stock Grants.”

(5)
The market value of the performance-based restricted stock awards is based on the closing market price of our common stock as of December 31, 2016 (the last trading day in the 2016 fiscal year), which was $0.91 per share.

DIRECTOR COMPENSATION
This section describes the compensation paid to our non-employee directors and includes a description of the compensation program for directors for 2016.
Director Compensation Program
In June 2016, the Board of Directors reviewed the director compensation program. As a result of this review, certain retainer fees were increased modestly and per meeting fees for Board of Director meetings and Committee meetings were discontinued. The revised director compensation program was effective June 7, 2016 for Messrs. Tringali and Williams and was effective July 3, 2016 for Messrs. Currey and Woo.
For the fiscal year ended December 31, 2016, the non-employee directors were paid annual retainers and meeting fees in accordance with the following fee schedules (annual retainers were prorated for the respective portion of the fiscal year such fees were in effect):

	Prior to June 7, 2016	Subsequent to June 7, 2016
Type	Amount ($)	Amount ($)
Annual Chairman Retainer	15,000	15,000
Annual Director Retainer	20,000	25,000
Annual Audit Committee Chair Retainer	10,000	10,000
Annual Compensation Committee Chair Retainer	5,000	5,000
Annual Nominating and Corporate Governance Committee Chair Retainer	4,000	5,000
Annual Committee Membership Retainer	—	2,000
Per Meeting Fee for Board of Directors Meetings (in person or telephonic)	500	—
Per Meeting Fee for Committee Meetings (in person or telephonic)	500	—
We also reimburse directors for their expenses in attending Board and committee meetings. During the period that fees were paid for attendance at meetings of the Board of Directors, it was the policy of the Board of Directors that compensation was not paid for committee meetings that occurred in conjunction with Board of Directors meetings.
Non-employee directors have received equity grants from time to time in the past pursuant to our Equity Incentive Plan. The Board of Directors generally grants each new director an equity award in the form of a stock option or restricted stock award in the amount of 20,000 shares that has a one-year vesting period. In connection with the election of Mr. Tringali and Mr. Williams to the Board of Directors in April 2016, each of these new directors received a grant of 20,000 shares of restricted stock of the Company. Each restricted stock award had a one-year vesting period and vested in April 2017.
2016 Compensation
The following table provides information regarding the compensation of our non-employee directors in fiscal year 2016. Messrs. Klumb and Mahoney resigned from the Board of Directors on April 25, 2016.

Name	Fees Earned or Paid in Cash	Stock Awards	Total ($)
Robert J. Currey	$50,687	$—	$50,687
Micky K. Woo	33,500	—	33,500
Donald J. Tringali	26,233	14,200	40,433
Thomas A. Williams	28,167	14,200	42,367
Donald E. Klumb	7,874	—	7,874
David C. Mahoney	9,967	—	9,967
The table below shows the aggregate number of shares underlying outstanding nonvested stock awards held by our non-employee directors as of December 31, 2016. These nonvested shares vest in July 2017.

Name	Nonvested shares
Donald J. Tringali	20,000
Thomas A. Williams	20,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

The following table sets forth the beneficial ownership of the Company’s Common Stock as of March 31, 2017 (including options to purchase Common Stock exercisable within sixty days after such date), by (i) each person or entity who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all directors and executive officers of the Company as a group. Except as otherwise noted, the stockholders named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to applicable community property laws. Except as otherwise noted, all stockholders set forth below have the same principal business address as the Company.

	Shares Beneficially Owned
Beneficial Owners	Total Number	Percent(1)
5% Stockholders (excluding executive officers or directors):
Elutions, Inc.(2) 601 East Twiggs Street Tampa, FL 33602	1,667,742	16.5%
Hershey Strategic Capital, LP(3) 888 7th Avenue, 17th Floor, New York, NY 10019	781,389	8.6%
Potomac Capital Partners L.P.(4) 825 Third Avenue, 33rd Floor, New York, NY 10022	744,188	8.2%
Mill Road Capital Management LLC(5) 382 Greenwich Avenue, Suite One, Greenwich, CT 06830	589,507	6.5%
Richard P. Nespola(6) 225 Quimby Lane, Bridgehampton, NY 11932	547,427	6.1%
Named Executive Officers & Directors:
Peter H. Woodward(7)	232,513	2.6%
William Hill(8)	75,000	0.8%
John C. Ferrara	—	—
Robert J. Currey	82,200	0.9%
Donald J. Tringali(9)	25,000	0.3%
Thomas A. Williams(10)	20,000	0.2%
Micky K. Woo(11)	412,944	4.6%
All directors and executive officers as a group (6 persons)(12)	847,657	9.4%
* Less than 1% of the outstanding shares of Common Stock.

(1)
Calculation of percentage of beneficial ownership includes the assumed exercise of options and warrants to purchase Common Stock by only the respective named stockholder that are vested or that will vest within 60 days of March 31, 2017.

(2)
Based on information provided by Elutions, Inc., Engage Networks, Inc., Astra Family Holdings, LLC, Leventi Irrevocable Trust, William Doucas and Elizabeth Doucas (collectively, the “Elutions Parties”), in a Schedule 13D filed on March 7, 2014, as amended by Amendments No. 1, 2 and 3 on March 19, 2014, May 22, 2014 and June 23, 2014, respectively. According to the Schedule 13D/A, (i) the total number of shares includes 609,756 shares of Common Stock and a Common Stock Purchase Warrant to purchase up to 996,544 shares of Common Stock for $3.28 per share (ii) the Elutions Parties share voting and dispositive power over all the shares of Common Stock and the Common Stock Purchase Warrant. Beneficial ownership presented in the table above includes 61,442 shares related to the Incentive Warrant as computed by the Company based upon the terms of the Incentive Warrant

(3)
Based on information provided by Hershey Management I, LLC, Hershey Strategic Capital, LP, and Hershey Strategic Capital GP, LLC in a Schedule 13G/A filed on January 20, 2017. According to the Schedule 13G/A, Hershey Management I, LLC has voting and dispositive power over 781,389 shares of Common Stock.

(4)
Based on information provided by Potomac Capital Partners, L.P., Potomac Capital Management, LLC, Potomac Capital Management, Inc. and Paul J. Solit, in a Schedule 13G/A filed on February 6, 2017. According to the Schedule 13G/A, each of Potomac Capital Partners, L.P., Potomac Capital Management, LLC, Potomac Capital Management, Inc. and Paul J. Solit has sole voting and dispositive power over 549,380 shares of Common Stock and Paul J. Solit has sole voting and dispositive power over 194,808 additional shares of Common Stock.

(5)
Based on information provided by Mill Road Capital, L.P. in a Schedule 13D/A filed on April 7, 2014. According to the Schedule 13D/A, each of Mill Road Capital GP LLC and Mill Road Capital, L.P. has sole voting and dispositive power over 589,507 shares of Common Stock, and each of Thomas E. Lynch and Scott P. Scharfman has shared voting and dispositive power over 589,507 shares of Common Stock on behalf of Mill Road Capital GP LLC.

(6)
Based upon information provided by Mr. Nespola to the Company in connection with the 2013 annual meeting of stockholders. According to that information, Mr. Nespola disclaims beneficial ownership of 101,315 shares of Common Stock held by the Quimby Lane 2002 Trust, which is an irrevocable grantor trust of which Mr. Nespola’s spouse and adult son are the sole beneficiaries.

(7)	Includes 20,000 exercisable stock options.

(8)	Includes 53,628 shares of unvested restricted stock.

(9)	Includes 20,000 shares of unvested restricted stock.

(10)	Includes 20,000 shares of unvested restricted stock.

(11)	Includes 200,000 shares held by Woo 2005 Family Trust, 183,904 shares held by Micky K. Woo Trust, and 14,040 shares held by Growth Unlimited, Inc.

(12)	Includes 20,000 exercisable stock options and 93,628 shares of unvested restricted stock.

The following table provides information as of December 31, 2016 with respect to shares of the Company’s common stock that may be issued under the Company’s equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
PLANS APPROVED BY SECURITY HOLDERS
– Equity Plan	537,762	$4.27	961,680	(1)
– Employee Stock Purchase Plan			270,890	(2)
PLANS NOT APPROVED BY SECURITY HOLDERS
– 2000 Supplemental Stock Plan	30,100	$11.06

(1)	The number of shares available for future issuance excludes outstanding stock options and unvested restricted stock awards.

(2)	Shares that may be purchased under the 1999 Employee Stock Purchase Plan, including shares subject to purchase during the current purchase period.

For an additional discussion of our equity compensation plans, see Item 8, "Consolidated Financial Statements," Note 5, "Share-Based Compensation" in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Indemnification Agreements
Senior officers and directors of the Company have entered into indemnification agreements with the Company, each in a form approved by the Company’s Board of Directors and previously disclosed by the Company. A copy of the form of Indemnification Agreement was filed as Exhibit 10.2 to our Registration Statement on Form S-1 filed with the SEC on September 20, 1999 and is available on the SEC’s website (www.sec.gov). The Board of Directors also authorized the Company to enter into Indemnification Agreements with future directors and senior officers of the Company that may be designated from time to time by the Board. The indemnification agreements supplement and clarify existing indemnification provisions of the Company’s Certificate of Incorporation and Bylaws and, in general, require the Company, to the extent permitted under applicable law, to indemnify such persons against all expenses, judgments and fines incurred in connection with the defense or settlement of any actions brought against them by reason of the fact that they are or were directors or officers of the Company or any other enterprise to the extent they assumed those responsibilities at the direction of the Company. The indemnification agreements also establish processes and procedures for indemnification claims, advancement of expenses and costs and other determinations with respect to indemnification.
Legal Proceedings Involving a Former Director
On January 10, 2012, Richard P. Nespola, our former Chief Executive Officer, former Chairman of the Board and a former member of our Board of Directors, filed an action, Richard P. Nespola v. The Management Network Group, Inc., against us with the American Arbitration Association relating to the termination of his employment. Based upon information provided by Mr. Nespola to the Company in connection with the 2013 annual meeting of stockholders, Mr. Nespola is the beneficial owner of more than 5% of the outstanding shares of Common Stock. See “SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS”.
During fiscal year 2014, the arbitrator issued interim awards finding that Mr. Nespola was entitled to: (1) a severance benefits award of $1,468,584; (2) attorneys’ fees and costs; and (3) pre-judgment interest. In fiscal year 2015 the arbitrator issued a final award as to attorneys’ fees and costs of $1,694,340. All amounts awarded under the Nespola action have been paid by the Company and the matter is fully resolved.
Strategic Alliance and Investment by Elutions, Inc.
On February 25, 2014, the Company entered into an investment agreement (the “Investment Agreement”) with Elutions, Inc. (“Elutions”) a provider of operational business intelligence solutions. Under the Investment Agreement, the Company agreed to issue and sell shares of common stock to Elutions and to issue stock purchase warrants to Elutions, and the parties agreed that a subsidiary of Elutions would loan funds to a subsidiary of the Company. On March 18, 2014, the Company and Elutions completed the closing (the “Closing”) of the transactions contemplated under the Investment Agreement.
At the Closing, (a) the Company issued and sold 609,756 shares of common stock to Elutions at a price of $3.28 per share, for an aggregate purchase price of $2,000,000, (b) the Company’s subsidiary, Cartesian Limited, issued a promissory note (the “Note”) payable to Elutions Capital Ventures S.à r.l, a subsidiary of Elutions, in an aggregate original principal amount of $3,268,664, payable in equivalent Great Britain Pounds Sterling, and the Company issued to Elutions a Common Stock Purchase Warrant (Tracking) related to the Note to purchase 996,544 shares of common stock of the Company for $3.28 per share (the “Tracking Warrant”), and (c) the Company issued to Elutions a Common Stock Purchase Warrant (Commercial Incentive) pursuant to which Elutions can earn the right to purchase up to 3,400,000 shares of common stock of the Company at prices ranging from $3.85 per share to $4.85 per share based on the Company’s financial results related to certain customer contracts obtained jointly by the Company and Elutions (the “Incentive Warrant”). The Incentive Warrant and the Tracking Warrant are referred to collectively below as the “Warrants”.
As a result of the transaction, Elutions and certain affiliates became the beneficial owners of more than five percent of the Company’s outstanding common stock. According to a Schedule 13D filed on March 7, 2014, as amended on March 19, 2014, May 22, 2014 and June 18, 2014, each of Elutions, Engage Networks, Inc., Astra Family Holdings, LLC, Leventi Irrevocable Trust, William Doucas and Elizabeth Doucas may be deemed to beneficially own a total of 1,606,300 shares of common stock of the Company, consisting of 609,756 shares of common stock issued to Elutions, 996,544 shares of common stock issuable upon exercise of the Tracking Warrant issued to Elutions. In addition, as of March 31, 2017, 61,442 shares have vested related to the Incentive Warrant. Such shares constitute approximately 16.5% of the outstanding shares of common stock of the Company (including as outstanding, for purpose of such calculation, the shares issuable upon exercise of the Tracking Warrant).
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
Promissory Note
The Note issued at Closing by the Company’s subsidiary, Cartesian Limited, in the aggregate original principal amount of $3,268,664, bears interest at the rate of 7.825% per year, payable monthly, and matures on March 18, 2019. The Note must be redeemed by Cartesian Limited upon notification by the holder at any time upon 30 days notice and may be prepaid by Cartesian Limited at any time. The obligations of Cartesian Limited under the Note are guaranteed by the Company pursuant to a Guaranty entered into by the Company at Closing and are secured by certain assets relating to client contracts involving Elutions pursuant to a Security Agreement entered into by the Company and Elutions at Closing. Amounts outstanding under the Note may be applied to the exercise price of the Company’s common stock under the Tracking Warrant. Upon occurrence of an event of default, the Note would bear interest at 9.825% per year and could be declared immediately due and payable. The Company’s subsidiary paid a total of approximately $782,000 in interest to the affiliate of Elutions under the Note from the date of issuance of the Note through April 1, 2017.
Tracking Warrant
Under the Tracking Warrant, Elutions may acquire 996,544 shares of common stock of the Company for $3.28 per share at any time and from time to time through March 18, 2020. The Company may require Elutions to exercise the Tracking Warrant at any time (i) after 18 months if the trading price of the Company’s common stock exceeds $5.50 per share for a specified period of time and the Company meets certain cash and working capital thresholds and (ii) after 30 months if the Company meets certain cash and working capital thresholds. To the extent amounts are outstanding under the Note, Elutions and the Company (if the Company is requiring exercise of the Tracking Warrant by Elutions as described above) may offset such amounts against the exercise price for shares of common stock acquired under the Tracking Warrant. The Tracking Warrant expires if the Note is redeemed as a result of notification of redemption by the holder.
Incentive Warrant
Under the Incentive Warrant, Elutions can earn the right to purchase up to 3,400,000 shares of common stock of the Company at prices ranging from $3.85 per share to $4.85 per share based on the Company’s financial results as described below. The Incentive Warrant expires on March 18, 2020. The right to exercise the Incentive Warrant to acquire shares is subject to satisfaction of certain performance conditions based on revenues or cash received by the Company under customer contracts acquired jointly with Elutions through a five-year period from March 18, 2014 until March 18, 2019. The Incentive Warrant may vest upon satisfaction of the performance conditions during the five-year period. The number of shares of common stock for which the Incentive Warrant may vest during each fiscal quarter in the five-year period under the vesting provisions shall equal, without duplication, four percent of revenues recognized for such fiscal quarter and four percent of cash recognized or received by the Company during such quarter, for which revenues will be recognized in the future.
In addition, the right to acquire shares may vest at the end of the five-year period for contracts that have been signed and with respect to which revenues are expected to be earned or cash is expected to be received after the end of the five-year period. The exercise price increases $0.25 per year for shares earned in each year of the five-year period and is payable in cash, provided that Elutions has the right to utilize a cashless exercise procedure to acquire shares of common stock under the Incentive Warrant for a limited period of time each year after the right to acquire such shares vests. Any shares utilized to exercise such cashless exercise right will not reduce the maximum number of shares that may be earned and acquired under the Incentive Warrant, but shares utilized to pay the exercise price would no longer be treated as locked in or vested under the Incentive Warrant. Elutions earned the right to acquire up to 61,442 shares of Common Stock at exercise prices ranging from $3.85 per share to $4.10 per share under the Incentive Warrant for the period from March 18, 2014 through March 31, 2017 under customer contracts acquired jointly with Elutions within the meaning of the Incentive Warrant.
Additional Warrant Provisions
Each of the Warrants has economic anti-dilution protection provisions which provide for adjustments to the exercise price and the number of shares of common stock which may be acquired pursuant to the Warrants in the event of issuances of shares of common stock by the Company at a price less than the 30-day volume weighted average trading price at the time of issuance, subject to a number of exceptions. Each of the Warrants also permits Elutions (subject to certain exceptions) to purchase shares in future equity offerings made by the Company on a pro rata basis to all stockholders, with such participation right based upon the maximum number of shares that may be purchased under the Warrant. No adjustments have been made under the economic anti-dilution provisions of the Warrants.
Registration Rights
At Closing, the Company and Elutions entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which the Company has obligations to register for resale the shares of common stock issued under the Investment Agreement and the Warrants. Under the Registration Rights Agreement, the Company granted certain piggyback registration rights to Elutions and agreed to file and maintain a resale shelf registration statement for the benefit of Elutions. The resale shelf registration was filed with the SEC on August 12, 2014 and was declared effective on August 26, 2014.
Commercial Relationship
The Investment Agreement and the agreements and instruments described above are part of a strategic relationship between the Company and Elutions. As part of the strategic relationship, the parties entered into certain commercial framework documents, including a Market Development Agreement and related Inventory Agreement, on February 25, 2014, and enter into client agreements and bilateral agreements from time to time in the ordinary course of business outlining the terms of the parties’ commercial relationship with respect to business development and providing products, solutions and services to clients. The parties have agreed to a term of five years, with automatic two-year renewals unless notice is given, and subject to termination rights in certain events. The Company has agreed to restrictions during the term and for two years thereafter in regard to solutions or services that are substantially similar to or competitive with certain solutions or services of Elutions, and each party has agreed not to hire the other party’s employees during the same period.
The parties have agreed on a general framework for pursuing, entering into and implementing customer contracts, which includes providing for joint and separate client pursuits and marketing on an initial and ongoing basis, procedures for contracting with clients, procedures for interface between the parties, limited exclusivity requirements of Elutions relating to identified prospects and clients of the Company, intellectual property rights of Elutions to its products and related restrictions, restrictions regarding use of confidential information, limitations on liability of the parties, independent contractor status of the parties, limitations on publicity by the parties, and dispute resolution, including arbitration. The parties have agreed to jointly market Elutions’ Maestro Technology Solutions to certain specified clients and prospects of the Company and to use commercially reasonable efforts to meet certain sales goals. With respect to projects with prospects identified by the Company, the Company may act as project manager for which it receives a fee to be agreed upon. Elutions provides all other services and is entitled to receive the corresponding revenues from the project relating to such services. The Company may also act as prime contractor if agreed by the parties. If the Company acts as prime contractor on a project and stocks inventory acquired from Elutions as required by the agreements, other than with respect to the initial inventory order described below, the Company is allowed to provide such inventory to the client on the project.
The parties also agreed to a framework for certain initial inventory orders and reorders by the Company from Elutions, and related commitments, timing and pricing procedures, when the Company is the prime contracting party under certain client statements of work. With respect to the required initial inventory order, during the third quarter of 2014, the Company acquired $3.0 million in inventory from Elutions. Under the Market Development Agreement, if the Company had not sold 75% of such inventory acquired from Elutions within one year after acquisition, Elutions is required upon request of the Company to source its requirements for future projects in the U.S. or U.K. from such inventory subject to a 10% discount against the Company’s purchase price until the Company has exhausted such inventory. In fiscal 2015, the Company requested that Elutions source its requirements for future projects from the inventory that was acquired by the Company from Elutions in July 2014. With respect to the inventory acquired from Elutions, the Company recorded an inventory adjustment of $300,000 during the second quarter of fiscal year 2015 and recorded an impairment of the inventory value of $0.3 million and $2.1 million during fiscal years 2016 and 2015, respectively. As of April 1, 2017, the Company has not sold or licensed any of the initial inventory acquired from Elutions and has not acquired any additional inventory from Elutions.
Also under the Market Development Agreement, Elutions agreed to dedicate three full-time equivalent employees for the purpose of various functions related to the furtherance of the strategic alliance, and the Company agreed to fund the cost of the three full-time equivalent employees at a rate of $36,750 per month. Pursuant to the Market Development Agreement, the Company terminated the provision of the three full-time equivalent employees effective in March 2016. From March 18, 2014 through the termination date, the Company paid Elutions a total of $918,750 for these dedicated employees.
The parties intend that specific pricing and allocation provisions and other specific commercial terms will be included in individual client statements of work, subject to mutually agreed gross margin requirements for the benefit of the Company. In connection with the customer agreement entered into by the Company in 2014, the Company entered into a subcontract with Elutions. Under the subcontract, Elutions agreed to provide all services in accordance with the customer agreement except for project management services, to be provided by the Company. In January 2017, the Company entered into an amendment to the customer agreement and an amendment to the subcontract with Elutions. The amendments increase the number of customer sites deployed and extend the term of the original agreement. The Company currently estimates total additional license payments to Elutions under the amendment to the subcontract are approximately $0.4 million.
As of April 1, 2017, the Company has paid approximately $1,650,000 to Elutions under the subcontract, and the Company currently estimates license payments to Elutions under the subcontract as amended would total approximately $2.7 million over their term, with additional amounts payable to Elutions based upon energy savings achieved by the customer. Elutions also agreed in the subcontract to provide all equipment required under the customer agreement, and the Company agreed to advance to Elutions $400,000 of the equipment deployment cost. Elutions is required to repay the advanced amount plus interest at the rate of 5.5% per annum. The funds will be netted directly from the customer’s annual payments. As of April 1, 2017, a total of approximately $33,700 of interest has accrued on the Company’s financing of equipment, of which approximately $25,300 has been paid to the Company to date.

DIRECTOR INDEPENDENCE
The Board of Directors has determined that Robert J. Currey, Donald J. Tringali, Thomas A. Williams and Micky K. Woo are independent, as defined in the Nasdaq listing standards, and that David C. Mahoney was independent under such standards while serving as a director of the Company during a portion of fiscal year 2016 The Board of Directors has affirmatively determined that the members of the Audit Committee are independent, as defined in the Nasdaq listing standards and applicable SEC rules, the members of the Compensation Committee are independent as defined in the Nasdaq listing standards and the members of the Nominating and Corporate Governance Committee are independent as defined in the Nasdaq listing standards.
In determining the independence of Mr. Currey, the Board considered the following transactions involving Consolidated Communications. Mr. Currey is the Executive Chairman and a member of the board of directors of Consolidated Communications, served as its Chief Executive Officer from 2002 until December 31, 2014 and beneficially owns less than one percent of its outstanding shares of common stock. On June 18, 2014, the Company entered into an agreement with Consolidated Communications Services Company, a subsidiary of Consolidated Communications, to provide Smart Building Services to Consolidated Communications and its subsidiaries. In January 2017, the Company entered into an amendment of the agreement with Consolidated Communications to provide Smart Building Services to additional sites and to extend the term of the agreement. Under the agreement, as amended, the Company agreed to deploy and monitor the energy consumption in approximately 61% of the Consolidated Communications facilities. Consolidated Communications has previously disclosed that the estimated cost to implement the Smart Building Services is approximately $4,900,000 over seven years, including amounts payable under the agreement with the Company. Since the inception of the agreement through April 1, 2017, Consolidated Communications has paid approximately $1,704,000 to the Company under the agreement. With respect to the portion of such amount payable to the Company under its agreement with Consolidated Communications, the Company receives a project management fee and a portion of the energy cost savings payable under the agreement and Elutions, Inc. is entitled to the remaining amounts payable under the agreement. Consolidated Communications has previously disclosed that it expects to save approximately $5,700,000 in energy costs through the use of the Smart Building Services. As previously disclosed by Consolidated Communications, Elutions, Inc. and Consolidated Communications also entered into a three year Market Enablement Agreement, under which Consolidated Communications is required to provide certain marketing support to Elutions, Inc. and may receive up to $2,400,000 over the three year term of the agreement. The Company is not a party to that agreement. Mr. Currey has not received any payments from the Company as part of the Company’s agreement with Consolidated Communications, nor from Consolidated Communications as previously disclosed by it. The Board determined that the foregoing transactions did not impair Mr. Currey’s independence as a director of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firms' Fees
The following table summarizes the aggregate fees billed to the Company its independent registered public accounting firm, Grant Thornton LLP ("Grant Thornton"), during fiscal year 2016:

2016
Audit Fees(a)	$477,735
Tax Fees	—
All Other Fees	—
Total	$477,735

(a)
Fees for audit services in fiscal year 2016 consisted of the audit of the Company’s annual consolidated financial statements included in our annual report on Form 10-K, reviews of the Company’s quarterly consolidated financial statements included in our quarterly reports on Form 10-Q, and consents and other services related to SEC matters.

The following table summarizes the aggregate fees billed to the Company by its previous independent registered public accounting firm, Deloitte & Touche LLP ("Deloitte"), the member firms of Deloitte Touche Tohmatsu, and their respective affiliates during fiscal year 2015:

2015
Audit Fees(a)	$910,618
Tax Fees	—
All Other Fees(b)	2,000
Total	$912,618

(a)
Fees for audit services in fiscal year 2015 consisted of the audit of the Company’s annual consolidated financial statements included in our annual reports on Form 10-K, reviews of the Company’s quarterly consolidated financial statements included in our quarterly reports on Form 10-Q, and consents and other services related to SEC matters.

(b)	All other fees are comprised of a subscription to Deloitte’s on-line research tool.
In considering the nature of the services provided by Grant Thornton, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with Grant Thornton and Company management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC under the Sarbanes-Oxley Act of 2002, as well as the rules of the Public Company Accounting Oversight Board and the American Institute of Certified Public Accountants.
Pre-Approval Policy
The charter of the Audit Committee requires pre-approval of non-audit services provided by the Company’s independent registered public accounting firm. The Audit Committee has adopted a procedure for approval of audit services and non-audit services by independent registered public accounting firm whereby all projects in excess of $25,000 require pre-approval by the full Audit Committee. The following specified projects in amounts of $25,000 or less may be approved by the Chairman of the Audit Committee: (a) consultation and research specifically relating to financial accounting and reporting matters; (b) consultation and research specifically relating to income tax reporting/compliance matters; (c) matters relating to the audit of the Company’s 401(k) plan; and (d) required audit services necessary to complete certain SEC filings in a timely manner (such as the issuance of a consent for registration statements). Pre-approved services must not be prohibited services under the rules of the SEC. All such specified projects not approved by the full Audit Committee must be reported to the full Audit Committee at the next regularly scheduled meeting.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed or furnished as part of this Amendment:

(3) Exhibits. See accompanying Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CARTESIAN, INC.

By:	/s/ PETER H. WOODWARD
PETER H. WOODWARD
CHIEF EXECUTIVE OFFICER

/s/ JOHN C. FERRARA
JOHN C. FERRARA
CHIEF FINANCIAL OFFICER

Date: April 28, 2017

INDEX TO EXHIBITS

The following is a list of exhibits filed or furnished as part of this report.

Exhibit
Number	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-K/A as Exhibit 31.1.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-K/A as Exhibit 31.2.

32.1	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-K/A as Exhibit 32.1.