Form 10-Q
period 2017-04-01
Cartesian, Inc.
filed 2017-05-16
CIK 1094814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 1, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of April 29, 2017, Cartesian had outstanding 9,045,925 shares of common stock.

CARTESIAN, INC. INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CARTESIAN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

	April 1, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,166	$4,131
Accounts receivable (net of allowance for doubtful accounts of $281 and $398, respectively)	15,589	13,680
Inventory, net	362	362
Prepaid and other current assets	1,681	1,591
Total current assets	20,798	19,764

NONCURRENT ASSETS:
Property and equipment, net	2,011	2,056
Intangible assets, net	499	557
Deferred income tax assets	—	—
Other noncurrent assets	464	324
Total Assets	$23,772	$22,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$2,528	$1,704
Current borrowings	3,269	3,269
Liability for derivatives	897	970
Accrued payroll, bonuses and related expenses	3,002	3,752
Contingent consideration liability	2,188	1,903
Deferred revenue	1,287	1,327
Secured borrowing	3,146	768
Other accrued liabilities	1,642	2,117
Total current liabilities	17,959	15,810

NONCURRENT LIABILITIES:
Deferred income tax liabilities	—	—
Deferred revenue	675	471
Other noncurrent liabilities	628	588
Total noncurrent liabilities	1,303	1,059

COMMITMENTS AND CONTINGENCIES (Note 10)

Retained earnings	(169,271)	(167,781)
Other stockholders' equity	173,781	173,613
Total Stockholders' Equity	4,510	5,832
Total Liabilities and Stockholders’ Equity	$23,772	$22,701
See notes to unaudited condensed consolidated financial statements.

CARTESIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended
	April 1, 2017	April 2, 2016
Revenues	$14,266	$20,317
Cost of services	9,801	13,295
Gross Profit	4,465	7,022

Selling, general and administrative expenses (includes non-cash share-based compensation expense of $119 and $133 for the thirteen weeks ended April 1, 2017 and April 2, 2016, respectively)	5,991	7,766
Loss from operations	(1,526)	(744)

Other income (expense):
Interest expense, net	(69)	(60)
Change in fair value of warrants and derivative liabilities	73	73
Incentive warrants expense	(6)	(7)
Other income	9	—
Total other income	7	6

Loss before income taxes	(1,519)	(738)
Income tax benefit (provision)	29	(142)
Net Loss	(1,490)	(880)
Other comprehensive income (loss):
Foreign currency translation adjustment	43	(497)

Comprehensive loss	$(1,447)	$(1,377)

Net loss per common share:
Basic and diluted	$(0.17)	$(0.10)

Weighted average shares used in calculation of net loss per common share:
Basic and diluted	8,641	8,643

See notes to unaudited condensed consolidated financial statements.

CARTESIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(unaudited)

	For the Thirteen Weeks Ended
	April 1, 2017	April 2, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,490)	$(880)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	283	245
Amortization of intangible assets	66	89
Share-based compensation	119	133
Deferred tax benefit	—	(17)
Change in fair value of warrants and derivative liabilities	(73)	(73)
Fair value adjustment to contingent consideration	285	(248)
Incentive warrants expense	6	7
Other changes in operating assets and liabilities:
Accounts receivable, net	(1,740)	(2,280)
Prepaid and other assets	(222)	(45)
Trade accounts payable	802	360
Deferred revenue	154	(484)
Accrued liabilities	(1,060)	140
Net cash used in operating activities	(2,870)	(3,053)

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisition, net of cash acquired	—	(270)
Acquisition of property and equipment	(418)	(288)
Net cash used in investing activities	(418)	(558)

CASH FLOWS FROM FINANCING ACTIVITIES:
Secured borrowing	2,378	—
Net cash provided by financing activities	2,378	—
Effect of exchange rate on cash and cash equivalents	(55)	(194)
Net decrease in cash and cash equivalents	(965)	(3,805)
Cash and cash equivalents, beginning of period	4,131	6,879
Cash and cash equivalents, end of period	$3,166	$3,074

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$132	$64
Cash paid during period for taxes	$—	$—
Non-cash investing and financing transactions:
Accrued property and equipment additions	$183	$275
Change in fair value of warrants and derivative liabilities	$(73)	$(73)
See notes to unaudited condensed consolidated financial statements.

CARTESIAN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Reporting

The condensed consolidated financial statements and accompanying notes of Cartesian, Inc. and its subsidiaries ("Cartesian," "we," "us," "our" or the "Company") as of April 1, 2017, and for the thirteen weeks ended April 1, 2017 and April 2, 2016, are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the Company’s condensed consolidated financial position, results of operations, and cash flows as of these dates and for the periods presented. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Consequently, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements nor those normally made in the Company’s Annual Report on Form 10-K. Accordingly, reference should be made to the Company’s annual consolidated financial statements and notes thereto for the fiscal year ended December 31, 2016, included in the 2016 Annual Report on Form 10-K (“2016 Form 10-K”) for additional disclosures, including a summary of the Company’s accounting policies. The Condensed Consolidated Balance Sheet as of December 31, 2016 included in this report has been derived from the audited Consolidated Balance Sheet at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Company has evaluated subsequent events for recognition or disclosure through the date these unaudited condensed consolidated financial statements were issued.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the thirteen weeks ended April 1, 2017 are not necessarily indicative of the results to be expected for the full year ending December 30, 2017.

Going Concern - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of issuance of these consolidated financial statements.

The Company's cash resources and cash flows from operations have been sufficient to pay its obligations and debts as they become due. However, the Company's current capital resources may not be sufficient to repay a promissory note payable to Elutions Capital Ventures S.à r.l, a subsidiary of Elutions, in an aggregate original principal amount of $3.3 million ("Elutions Note"), if it were to be called for redemption, and to fund the Company's operations going forward. The Elutions Note matures on March 18, 2019, but may be called for redemption by the holder at any time and is payable 30 days after it is called for redemption. In addition, no later than July 31, 2017, Cartesian is obligated to pay the full amount of the earn-out consideration that is payable in connection with the acquisition of the Farncombe Entities in 2015 which equals £719,483 pounds sterling (approximately US$0.9 million based on an exchange rate of £1.000 = US$1.255 as of April 1, 2017) and 461,055 shares of Company common stock (approximately £1,024,765 pounds sterling or US$1.3 million based on an exchange rate of £1.000= US$1.255 as of April 1, 2017). The Company is not in default under the Elutions Note and does not have any reason to currently expect that the Elutions Note will be called for redemption, given that the Company is paying its debts as they become due (including making timely payments of interest on the Elutions Note), and a call by the holder of the Elutions Note would cause Elutions to no longer have the right to purchase shares of stock pursuant to the Tracking Warrant if the Elutions Note is called for redemption. Under the Tracking Warrant, Elutions has the right to purchase up to 996,544 shares of common stock of the Company for $3.28 per share. The Tracking Warrant expires March 18, 2020. See Note 2, Acquisition and Note 3, Strategic Alliance and Investment by Elutions, Inc., for additional discussion related to the earn-out and the Elutions Note, respectively.

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

Managed Services Implementation Revenues and Costs - Managed service arrangements provide for the delivery of a software or technology based solution to clients over a period of time without the transfer of a license or a software sale to the customer. For long-term managed service agreements, implementation efforts are often necessary to develop the software utilized to deliver the managed service. Costs of such implementation efforts may include internal and external costs for coding or customizing systems and costs for conversion of client data. The Company may invoice its clients for implementation fees at the go-live date of the underlying software. Lump sum implementation fees received from clients are initially deferred and recognized on a pro-rata basis as services are provided. Specific, incremental and direct costs of implementation incurred prior to the services going live are deferred pursuant to FASB ASC 605-35-25 and amortized over the period that the related ongoing services revenue is recognized to the extent that the Company believes the recoverability of the costs from the contract is probable. If a client terminates a managed services arrangement prior to the end of the contract, a loss on the contract may be recorded, if applicable, and any remaining deferred implementation revenues and costs would then be recognized into earnings generally over the remaining service period through the termination date. During the thirteen weeks ended April 1, 2017, $133,000 of implementation costs related to managed service contracts were deferred. During the thirteen weeks ended April 2, 2016, no implementation costs related to managed service contracts were deferred. Unamortized deferred implementation costs were $396,500 and $318,000 as of April 1, 2017 and December 31, 2016, respectively.

Research and Development and Software Development Costs - During the thirteen weeks ended April 1, 2017 and April 2, 2016, internal use software development costs of $102,000 and $122,000, respectively, were expensed as incurred. During the thirteen weeks ended April 1, 2017 and April 2, 2016, $100,000 and $147,000, respectively, of internal use software development costs were capitalized.

Foreign Currency Transactions and Translation - Cartesian Limited, the international operations of Cambridge Strategic Management Group, Inc., Farncombe France SARL, Farncombe Technology Limited, and Farncombe Engineering Services Limited conduct business primarily denominated in their respective local currency, which is their functional currency. Assets and liabilities have been translated to U.S. dollars at the period-end exchange rates. Revenues and expenses have been translated at exchange rates which approximate the average of the rates prevailing during each period. Translation adjustments are reported as a separate component of other comprehensive loss in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Accumulated other comprehensive loss resulting from foreign currency translation adjustments totaled $6.7 million and $6.8 million as of April 1, 2017 and December 31, 2016, respectively, and is included in Total Stockholders’ Equity in the Condensed Consolidated Balance Sheets. Assets and liabilities denominated in other than the functional currency of a subsidiary are re-measured at rates of exchange on the balance sheet date. Resulting gains and losses on foreign currency transactions are included in the Company’s results of operations. During the thirteen weeks ended April 1, 2017 realized and unrealized exchange gains of $58,000 were included in our results of operations and for the thirteen weeks ended April 2, 2016 realized and unrealized exchange losses of $74,000 were included in our results of operations.

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

In accordance with the provisions of FASB ASC 260, "Earnings per Share", the Company uses the treasury stock method for calculating the dilutive effect of employee stock options, non-vested shares and warrants. The employee stock options, non-vested shares and warrants will have a dilutive effect under the treasury stock method only when average market value of the underlying Company common stock during the respective period exceeds the assumed proceeds. For share-based payment awards with a performance condition, the Company must first use the guidance on contingently issuable shares in FASB ASC 260-10 to determine whether the awards should be included in the computation of diluted earnings per share for the reporting period. For all non-vested performance-based awards, the Company determines the number of shares, if any, that would be issuable at the end of the reporting period if the end of the reporting period were the end of the contingency period. In applying the treasury stock method, assumed proceeds include the amount, if any, the employee must pay upon exercise, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the options and the vesting of non-vested shares. For the thirteen weeks ended April 1, 2017 and April 2, 2016, approximately 25,000 shares and 7,000 shares, respectively, related to outstanding stock options, non-vested shares and warrants that otherwise would have been included in the diluted earnings per share calculation were not included because they would have been anti-dilutive due to our net loss for those periods.

Accounts Receivable - The Company has entered into agreements with third-party financial institutions under which it can selectively elect to transfer to the financial institutions accounts receivable with certain of the Company’s largest, international customers on a non-recourse basis.  These agreements give the Company optionality to convert outstanding accounts receivable to cash. For any transfer of accounts receivable under these agreements that qualifies as a sale, the Company applies the guidance in FASB ASC 860, “Transfers and Servicing – Sales of Financial Assets”, which requires the derecognition of the carrying value of those accounts receivable on the Condensed Consolidated Balance Sheets and recognition of a loss on the sale of an asset in operating expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss. The loss is determined at the date of transfer based upon the amount at which the accounts receivable are transferred less any fees, discounts and other charges provided under the agreements. During the thirteen weeks ended April 1, 2017 and April 2, 2016, $3.5 million and $4.4 million, respectively, in accounts receivable were transferred pursuant to these agreements which qualified as sales of receivables and the related carrying amounts were derecognized. The loss on the sale of these accounts receivable recorded in the Condensed Consolidated Statements of Operations and Comprehensive Loss was immaterial for each of the thirteen weeks ended April 1, 2017 and April 2, 2016.

On April 22, 2016, the Company entered into a Factoring Agreement ("Factoring Agreement") with RTS Financial Service, Inc. ("RTS"). Pursuant to the terms of the Factoring Agreement, the Company may offer for sale, and RTS may purchase, certain accounts receivable of the Company on an account by account basis (such purchased accounts, the "Purchased Accounts"). Under the Factoring Agreement, upon purchase RTS becomes the absolute owner of the Purchased Accounts, which are payable directly to RTS, subject to certain repurchase obligations of the Company. Proceeds from transfers under the Factoring Agreement reflect the face value of the account receivable less a factor’s fee. The factor’s fee is computed on a daily basis until the amount of the Purchased Account is paid to RTS, and equals the amount of the Purchased Account multiplied by the sum of the prime rate then in effect plus 6.49% divided by 360. Upon purchase of a Purchased Account, RTS will pay to the Company the amount of the Purchased Account, less a reserve of 20% of that amount, which reserve (less the total fee calculated) is payable to the Company upon collection of the Purchased Account by RTS. The fee is recorded as interest expense within the Condensed Consolidated Statements of Operations and Comprehensive Loss in the period the fee becomes payable. During the thirteen weeks ended April 1, 2017, the Company factored $434,000 of accounts receivable under the Factoring Agreement and as of April 1, 2017 and December 31, 2016 recognized a liability of $434,000 and $768,000, respectively, which is recorded as Secured borrowing on the Condensed Consolidated Balance Sheets. No amounts were factored under the Factoring Agreement during the thirteen weeks ended April 2, 2016. Until received, the reserve amount withheld at the time of transfer is recorded as a receivable and is included in Other current assets on the Condensed Consolidated Balance Sheets. As of April 1, 2017 and December 31, 2016 the amount recorded as a receivable for the reserve withheld by RTS was $87,000 and $154,000, respectively. The amount of fees recorded as interest expense were immaterial for the thirteen weeks ended April 1, 2017.

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

The Agreement has an initial term of 12 months and continues after the initial term until terminated by either Cartesian Limited or RBS. Cartesian Limited may terminate the Agreement at any time during the initial term upon approval of RBS or upon six months' notice of intent to terminate. RBS may terminate the Agreement upon certain other events or conditions included in the Agreement. During the thirteen weeks ended April 1, 2017, Cartesian Limited factored $2.7 million under the Agreement and as of April 1, 2017 recognized a liability of $2.7 million which is recorded as Secured borrowing on the Condensed Consolidated Balance Sheets. No amounts were factored under the Agreement during fiscal 2016.

Inventory – In accordance with the provisions of FASB ASC 330, “Inventory”, the Company’s inventory is stated at the lower of cost, using the first-in, first-out (FIFO) method, or fair value. As of April 1, 2017, the Company had $0.4 million in inventory, all of which was finished goods. All of the inventory was purchased in July 2014 from Elutions, Inc. (“Elutions”), which owns more than five percent of the outstanding shares of common stock of the Company. See Note 3, Strategic Alliance and Investment by Elutions, Inc.

Long-lived Assets - The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets might not be recoverable in accordance with the provisions of FASB ASC 360, “Property, Plant and Equipment”. There was no impairment of long-lived assets during the thirteen weeks ended April 1, 2017.

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

In March 2016, the FASB issued ASU 2016-9, “Improvements to Employee Share-Based Payment Accounting”, which simplifies several aspects of the accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The ASU is effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective approach is required on the balance sheet by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. A retrospective or prospective approach can be used for the cash flow statement and a prospective approach is required for the statement of operations. The Company adopted this guidance beginning in fiscal year 2017 and its adoption did not have a material impact on the Company’s consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-11 which requires entities to measure most inventory at the lower of cost and net realizable value thereby simplifying the existing guidance which required entities to measure inventory at the lower of cost or market. Under the current guidance, market is defined as replacement cost, net realizable value or net realizable value less a normal profit margin. The newly issued guidance eliminates the requirement to determine replacement cost and defines net realizable value as the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. This new guidance is effective for the Company beginning in fiscal 2017. The adoption of this standard did not have a material effect on the Company's consolidated financial statements.

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

On April 17, 2017, the Company entered into a letter agreement (the “Letter Agreement”) with the former shareholders of the Farncombe Entities (the “Sellers”). In the Letter Agreement, the parties agreed to a final determination of the Earn-Out and the consideration payable related to net working capital as adjusted, pursuant to which the Company agreed to pay to Sellers an additional amount equal to any amount received by the Company following the date of the Letter Agreement in respect of repayment of a loan of €50,000 (approximately US$53,000 based on an exchange rate of €1.000 = US$1.065 as of April 1, 2017) made to a third party by Farncombe Technology Limited prior to the closing under the Purchase Agreement. The parties also agreed that the Earn-Out target was expected to be achieved, and that the Company would pay 100% of the Earn-Out consideration described above to the Sellers no later than July 31, 2017. The Company also agreed in separate agreements that performance-based awards granted to two of the Sellers as employees of the Company based upon achievement of the Earn-Out would be paid in full.

The aggregate amount payable pursuant to the Earn-Out consists of cash in an amount up to £719,483 pounds sterling (approximately US$0.9 million based on an exchange rate of £1.000= US$1.255 as of April 1, 2017) and up to 461,055 shares of Company common stock (approximately £1,024,765 pounds sterling or US$1.3 million based on an exchange rate of £1.000= US$1.255 as of April 1, 2017) and based upon the value of the shares as described below. Amounts payable under the Earn-Out are based upon the amounts of specified revenues attributable to the Farncombe Entities after June 1, 2015 through July 22, 2017, as defined in the Purchase Agreement. Pursuant to the Purchase Agreement, the number of shares of Company common stock payable under the Purchase Agreement at the closing and pursuant to the Earn-Out was determined based on the volume weighted average share price for Company common stock on the Nasdaq Stock Market for the 30 days ending on the day before the date of signing of the Purchase Agreement and based upon the average pounds sterling to dollar exchange rate recorded by the Financial Times for the 30 days ending on the day before the date of signing of the Purchase Agreement.

In fiscal 2015 the Company paid approximately $2.1 million to the former shareholders of the Farncombe Entities with respect to the consideration payable related to net working capital as adjusted pursuant to the Purchase Agreement. This represented payment of a portion of the purchase price in the amount of £654,093 pounds sterling (approximately US$1.0 million) payable in accordance with the Purchase Agreement along with an additional £743,753 pounds sterling (approximately US$1.1 million) related to the working capital adjustment for excess working capital under the Purchase Agreement. In March 2016, the Company paid additional amounts of approximately £184,000 and €12,000 (approximately US$0.3 million) to the former shareholders of the Farncombe Entities with respect to net working capital as adjusted. In the fourth quarter of fiscal 2016 and the first quarter of fiscal 2017, the Company made payments of £20,000 (approximately US$25,000) and £48,000 (approximately US$59,000), respectively, to the former shareholders of the Farncombe Entities with respect to net working capital as adjusted.

Up until the effective date of the Letter Agreement, the Company had classified the Earn-Out liability as a Level 3 liability and the fair value of the Earn-Out liability was evaluated each reporting period with changes in its fair value included in the Company’s results of operations. During the thirteen weeks ended April 1, 2017, the change in the fair value of the Earn-Out liability was an increase of $285,000 which is included in Selling, general and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss. The balance of the Earn-Out liability as of April 1, 2017 and December 31, 2016 was $2,188,000 and $1,903,000, respectively, which is recorded as a current liability on the Condensed Consolidated Balance Sheets. See Note 9, Fair Value Measurements, for discussion of the determination of fair value of the Earn-Out liability.

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

Promissory Note

The Note issued at Closing by the Company's subsidiary, Cartesian Limited, in the aggregate original principal amount of $3,268,664, bears interest at the rate of 7.825% per year, payable monthly, and matures on March 18, 2019. The Note must be redeemed by Cartesian Limited upon notification by the holder at any time (the “Holder Redemption Option”) and may be prepaid by Cartesian Limited after 18 months if the trading price of the Company's common stock exceeds $5.50 per share for a specified period of time and may be prepaid by Cartesian Limited at any time after 30 months. The obligations of Cartesian Limited under the Note are guaranteed by the Company pursuant to a Guaranty entered into by the Company at Closing and are secured by certain assets relating to client contracts involving Elutions pursuant to a Security Agreement entered into by the Company and Elutions at Closing. Amounts outstanding under the Note may be applied to the exercise price of the Company's common stock under the Tracking Warrant. Upon occurrence of an event of default, the Note would bear interest at 9.825% per year and could be declared immediately due and payable. Interest expense was approximately $63,000 for each of the thirteen weeks ended April 1, 2017 and April 2, 2016, respectively.

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

Also under the Market Development Agreement, Elutions agreed to dedicate three full-time equivalent employees for the purpose of various functions related to the furtherance of the strategic alliance, and the Company agreed to fund the cost of the three full-time equivalent employees at a rate of $36,750 per month. Pursuant to the Market Development Agreement, the Company terminated the provision of the three full-time equivalent employees effective in March 2016. For the thirteen weeks ended April 2, 2016, expense related to these dedicated employees was approximately $98,500.

In connection with the customer agreement entered into by the Company in 2014, the Company entered into a subcontract with Elutions. Under the subcontract, Elutions agreed to provide all services in accordance with the customer agreement except for project management services, to be provided by the Company. In January 2017, the Company entered into an amendment of the customer agreement and an amendment to the subcontract with Elutions. The amendments increase the number of customer sites deployed and extend the term of the original agreement. As of April 1, 2017, the Company estimates total additional license payments to Elutions under the amendment to the subcontract are approximately $0.4 million and that the total remaining license payments to Elutions under the original subcontract, as amended, are approximately $1.1 million over the term of the subcontract, with additional amounts potentially payable to Elutions based upon energy savings achieved by the customer. Annual license payments under the subcontract are recorded as managed services implementation costs which are included in Other current assets on the Condensed Consolidated Balance Sheet. See Note 1, Basis of Reporting. Elutions also agreed in the subcontract to provide all equipment required under the customer agreement, and the Company agreed to advance to Elutions $400,000 of the equipment deployment cost. The advance amount was paid to Elutions during fiscal 2014. Elutions is required to repay the advanced amount plus interest at the rate of 5.5% per annum. The funds are netted directly from the customer’s annual payments. Annual payments to Elutions are paid during the third fiscal quarter of each fiscal year. As of both April 1, 2017 and December 31, 2016, the balance remaining for the advance to Elutions was $200,000, respectively, of which $100,000 was included in Other current assets for both periods and $100,000 was included in Other noncurrent assets on the Condensed Consolidated Balance Sheets, respectively.

Accounting Treatment

The Holder Redemption Option was determined to be an embedded derivative liability that was required to be bifurcated and recorded as a liability.

In addition, the Company determined that the provision of the Note that permits Cartesian Limited to prepay the Note after 18 months if the trading price of the Company’s common stock exceeds $5.50 per share for a specified period of time is an embedded derivative asset that requires bifurcation (the “Issuer Call Option”). As of April 1, 2017 and December 31, 2016, the fair value of the Issuer Call Option was determined to be immaterial. The carrying value of the Note as of April 1, 2017 and December 31, 2016 was $3,269,000 and as of April 1, 2017 and December 31, 2016, the fair value of the Note was $2,371,000 and $2,703,000, respectively. The Incentive Warrant and Tracking Warrant are accounted for as equity instruments. See Note 9, Fair Value Measurements for discussion of the determination of fair values.

The vesting of the Incentive Warrant is contingent on services to be provided by Elutions and the achievement of performance conditions by Elutions. During the thirteen weeks ended April 1, 2017 and April 2, 2016, Elutions earned 2,414 and 4,086 vested shares, respectively, under the Incentive Warrant and the Company recognized $6,000 and $7,000 of expense related to these vested shares, respectively.

4. Goodwill and Intangible Assets

The following table summarizes the changes in the major classes of intangible assets as of April 1, 2017 and December 31, 2016 (in thousands):

	Tradename	Non-Compete Agreements	Customer Relationships	Total
Gross Carrying Amount:
Balance as of December 31, 2016	$71	$48	$881	$1,000
Changes in foreign currency exchange rates	2	—	14	16

Balance as of April 1, 2017	$73	$48	$895	$1,016

Accumulated Amortization:
Balance as of December 31, 2016	$(71)	$(15)	$(357)	$(443)
Changes in foreign currency exchange rates	(2)	—	(6)	(8)
Amortization expense	—	(3)	(63)	(66)

Balance as of April 1, 2017	$(73)	$(18)	$(426)	$(517)

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

Aggregate amortization expense related to intangible assets was $66,000 and $89,000 for the thirteen weeks ended April 1, 2017 and April 2, 2016, respectively. The following table outlines the estimated future amortization expense related to amortizing intangible assets as of April 1, 2017 (in thousands):

2017 (April 2, 2017 – December 30, 2017)	$200
2018	266
2019	32
2020	1
$499

5. Share-Based Compensation

The Company issues stock option awards and non-vested share awards under its share-based compensation plans. The key provisions of the Company’s share-based compensation plans are described in Note 5, Share-Based Compensation, in the Notes to the Consolidated Financial Statements included in Item 8, Consolidated Financial Statements of the 2016 Form 10-K.

The Company recognized income tax benefits of $7,000 related to share-based compensation arrangements during the thirteen weeks ended April 2, 2016. No income tax benefit was recognized in the first quarter of fiscal 2017 due to the full valuation allowance on the Company's deferred tax assets.

Equity Incentive Plan

In April 2015, our Board of Directors approved an amendment and restatement of the Company’s Equity Incentive Plan (the “Equity Plan”), which was approved by our stockholders at the 2015 annual meeting of stockholders which was held on June 16, 2015. There are 2,805,659 shares of common stock that are available for issuance (inclusive of shares previously issued) under the Equity Plan. The Equity Plan expires on June 16, 2025.

Stock Options

Service-Based Stock Option Awards – A summary of the service-based stock option activity under the Equity Plan, as of April 1, 2017 and changes during the thirteen weeks then ended is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2016	212,762	$6.91
Granted	—	$—
Forfeited/cancelled	(25,001)	$8.10

Outstanding at April 1, 2017	187,761	$6.75

Options vested and expected to vest at April 1, 2017	178,386	$7.01

Options exercisable at April 1, 2017	137,760	$8.54

The Company did not grant any service-based stock option awards during the thirteen weeks ended April 1, 2017 or April 2, 2016. The Company recorded share-based compensation expense in connection with service-based stock option awards of $6,000 and $5,000 during the thirteen weeks ended April 1, 2017 and April 2, 2016, respectively. As of April 1, 2017, there was approximately $20,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to service-based stock option awards, and this unrecognized expense is expected to be recognized over a weighted average period of 19 months. As of December 31, 2016, there was $26,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to service-based stock option awards.

Market Condition Stock Option Awards – A summary of the market condition stock option activity under the Equity Plan, as of April 1, 2017 and changes during the thirteen weeks then ended is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2016	325,000	$2.54
Granted	—	$—

Outstanding at April 1, 2017	325,000	$2.54

Options vested and expected to vest at April 1, 2017	325,000	$2.54

Options exercisable at April 1, 2017	—	$—

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

During the thirteen weeks ended April 1, 2017 and April 2, 2016 the Company recorded $2,000 and $65,000, respectively, of share-based compensation expense in connection with market condition stock option awards. As of April 1, 2017, there was $36,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to the market condition stock option awards, and this unrecognized expense is expected to be recognized over a weighted average period of 23 months. As of December 31, 2016, there was $37,000 of unrecognized expense related to the market condition stock option awards.

Non-vested Shares

Service-Based Non-vested Share Awards – A summary of the status of service-based non-vested share awards issued under the Equity Plan, as of April 1, 2017 is presented below:

	Shares	Weighted Average Grant Date Fair Value per share
Outstanding at December 31, 2016	172,422	$0.71
Granted	60,000	$1.18
Vested	(132,422)	$0.71

Outstanding at April 1, 2017	100,000	$0.99

On March 13, 2017, the Company granted 60,000 shares of service-based non-vested stock that vest two years from the date of grant. On July 22, 2016, the Company granted 40,000 shares of service-based non-vested stock that vest one year from the date of grant. These service-based non-vested share awards are valued at the date of grant based on the closing market price of the Company’s common stock, and are expensed using the straight-line method over the requisite service period (which is the vesting period of the award). During the thirteen weeks ended April 1, 2017, the Company recorded $9,000 of stock-based compensation expense in connection with these service-based non-vested share awards. There was no stock-based compensation expense in connection with service-based non-vested share awards for the thirteen weeks ended April 2, 2016. As of April 1, 2017 and December 31, 2016, there was an estimated $69,000 and $16,000, respectively, of unrecognized stock-based compensation expense, net of estimated forfeitures, related to these service-based non-vested share awards, and this unrecognized expense is expected to be recognized over a period of 17 months.

On July 22, 2016 and October 3, 2016, the Company also granted 59,922 and 72,500 shares, respectively, of service-based non-vested stock to non-employees for services provided under consulting agreements which had three-year terms. In accordance with ASC 718, the fair value measurement date for these non-vested stock awards is the performance completion date. The fair value of the awards granted to the non-employee consultants was remeasured each reporting period based on their fair value at that time up to the performance completion date. The changes in fair value each reporting period were recognized in the Condensed Consolidated Statements of Operations. Effective March 31, 2017, the consulting agreements were terminated and in accordance with the consulting agreements, all unvested shares of non-vested stock granted under those agreements vested as of March 31, 2017. During the thirteen weeks ended April 1, 2017, the Company recorded $85,000 of stock-based compensation expense in connection with these service-based non-vested share awards.

Performance-Based Non-vested Share Awards – A summary of the status of performance-based non-vested share awards issued under the Equity Plan, as of April 1, 2017 is presented below:

	Shares	Weighted Average Grant Date Fair Value per share
Outstanding at December 31, 2016	172,657	$3.14
Forfeited/cancelled	—	$—

Outstanding at April 1, 2017	172,657	$3.14

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

Share-based compensation cost for performance-based non-vested share awards is measured at the grant date based on the fair value of shares expected to be earned at the end of the performance period, based on the closing market price of the Company’s common stock on the date of grant, and is recognized as expense using the straight-line method over the performance period based upon the probable number of shares expected to vest. The Company estimates and excludes compensation cost related to awards not expected to vest based upon estimated forfeitures. During the thirteen weeks ended April 1, 2017 and April 2, 2016, the Company recorded $10,000 and $56,000, respectively, of share-based compensation expense in connection with performance-based non-vested share awards. As of April 1, 2017, based on management’s assessment of the probability of achievement of the performance conditions, there was an estimated $12,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to performance-based non-vested share awards. Unrecognized compensation cost at April 1, 2017 related to performance-based non-vested share awards is expected to be recognized over a period of 4 months.

2000 Supplemental Stock Plan
A summary of the option activity under the Company’s 2000 Supplemental Stock Plan (the “Supplemental Stock Plan”) as of April 1, 2017 and changes during the thirteen weeks then ended is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2016	30,100	$11.06
Forfeited/cancelled	(6,000)	$—

Outstanding at April 1, 2017	24,100	$11.01

Options vested and exercisable at April 1, 2017	24,100	$11.01

No awards have been granted under the Supplemental Stock Plan since it expired on May 23, 2010. There is no remaining unrecognized compensation cost related to stock options issued under the Supplemental Stock Plan.

6. Supplemental Balance Sheet Information

Accrued payroll, bonuses and related expenses and Other accrued liabilities consist of the following (amounts in thousands):

	April 1, 2017	December 31, 2016
Accrued payroll, bonuses and related expenses
Accrued payroll	$598	$313
Accrued bonuses	530	2,060
Accrued payroll taxes	870	515
Accrued vacation	731	494
Accrued severance	9	117
Other	264	253
	$3,002	$3,752
Other accrued liabilities
Sales and value-added taxes payable	$798	$911
Lease termination liability	135	103
Accrued income taxes	174	152
Accrued acquisition consideration	—	32
Other	535	919
	$1,642	$2,117

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

Management evaluates segment performance based upon income (loss) from operations, excluding share-based compensation (benefits) and depreciation. There were no inter-segment revenues during the thirteen weeks ended April 1, 2017 or April 2, 2016. In addition, in its administrative division, entitled “Not Allocated to Segments,” the Company accounts for non-operating activity and the costs of providing corporate and other administrative services to all the segments, including, but not limited to, share-based compensation expense, depreciation expense, and certain research and development costs. Summarized financial information concerning the Company’s reportable segments is shown in the following table (amounts in thousands):

	North America	EMEA	Strategic Alliances	Not Allocated to Segments	Total
As of and for the thirteen weeks ended April 1, 2017:
Revenues	$5,078	$9,040	$148	$—	$14,266
Income (loss) from operations	728	1,110	27	(3,391)	(1,526)
Total assets	$3,726	$11,903	$418	$7,725	$23,772

As of the fiscal year ended December 31, 2016:
Total assets	$3,378	$10,113	$550	$8,660	$22,701

As of and for the thirteen weeks ended April 2, 2016:
Revenues	$8,513	$11,702	$102	$—	$20,317
Income (loss) from operations	1,754	1,477	(76)	(3,899)	(744)
Total assets	$6,993	$11,627	$625	$20,092	$39,337

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

In accordance with the provisions of FASB ASC 280-10, revenues earned in the United States and internationally based on the location where the services are performed are shown in the following table (amounts in thousands):

	For the Thirteen Weeks Ended
	April 1, 2017	April 2, 2016
United States	$5,294	$8,715
International:
United Kingdom	8,154	10,960
Other	818	642
Total	$14,266	$20,317

In accordance with the provisions of FASB ASC 280-10, long-lived assets, excluding intangible assets, by geographic area are shown in the following table (amounts in thousands):

	Long-Lived Assets
	April 1, 2017	December 31, 2016
United States	$2,271	$2,154
United Kingdom	193	217
France	10	10
Total	$2,474	$2,381

Major customers in terms of significance to Cartesian’s revenues (i.e. in excess of 10% of revenues) and accounts receivable were as follows (amounts in thousands):

	Revenues
	For the thirteen weeks ended April 1, 2017		For the thirteen weeks ended April 2, 2016
	North America	EMEA	North America	EMEA
Customer A	—	$3,951	—	$4,426
Customer B	$2,509	—	$3,273	—
Customer C	—	1,754	—	$3,005

	Accounts Receivable
	As of April 1, 2017	As of April 2, 2016
Customer A	$4,744	$3,812
Customer B	$951	$2,255
Customer C	$1,862	$2,544

Revenues from the Company’s ten most significant customers accounted for approximately 82.7% and 83.2% of revenues during the thirteen weeks ended April 1, 2017 and April 2, 2016, respectively.

8. Income Taxes

During the thirteen weeks ended April 1, 2017 the Company recorded an income tax benefit of $29,000 and during the thirteen weeks ended April 2, 2016, the Company recorded an income tax provision of $142,000. The income tax benefit for the thirteen weeks ended April 1, 2017 is primarily related to larger than expected refunds from UK tax returns. The income tax provision for the thirteen weeks ended April 2, 2016 is primarily related to the generation of pre-tax book income within the Company’s U.K. operations in addition to deferred taxes recognized on goodwill amortized for income tax purposes but not for financial reporting purposes in fiscal 2016.

The Company has reserved all of its domestic and international net deferred tax assets as of April 1, 2017 and December 31, 2016 with a valuation allowance in accordance with the provisions of FASB ASC 740, “Income Taxes”, which requires an estimation of the recoverability of the recorded income tax asset balances. As of April 1, 2017 and December 31, 2016, the Company has recorded $37.1 million and $36.6 million, respectively, of valuation allowances attributable to its net deferred tax assets. The determination of recording and releasing valuation allowances against deferred tax assets is made, in part, pursuant to the Company’s assessment as to whether it is more likely than not that the Company will generate sufficient future taxable income against which benefits of the deferred tax assets may or may not be realized. Significant judgment is required in making estimates regarding the Company’s ability to generate income in future periods.
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
The Company analyzes its uncertain tax positions pursuant to the provisions of FASB ASC 740 “Income Taxes”. There was no material activity related to the liability for uncertain tax positions during the thirteen weeks ended April 1, 2017 and April 2, 2016, and the Company has determined it does not have any material uncertain tax positions requiring reserves at April 1, 2017 or December 31, 2016.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2000. As of April 1, 2017, the Company has no income tax examinations in process.

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

The Company has classified the Holder Redemption Option and Note as Level 3 liabilities. Changes in the fair value of the Holder Redemption Option are recognized in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company reassesses the fair value of this liability on a quarterly basis. Based on that assessment, the Company recognized decreases of $73,000 in the fair value of this liability during each of the thirteen weeks ended April 1, 2017 and April 2, 2016, respectively. To determine the fair value of the Holder Redemption Option, management evaluates assumptions that require significant judgment. Changes in certain inputs to the valuation model, including the Company’s period end stock price and stock volatility, can have a significant impact on the estimated fair value. The fair value recorded for the Holder Redemption Option may vary significantly from period to period. This variability may result in the actual liability for a period either above or below the estimates recorded in the Company’s consolidated financial statements, resulting in significant fluctuations in other income (expense) as a result of the corresponding non-cash gain or loss recorded. The model requires the following inputs: (i) price of the Company’s common stock; (ii) the expected life of the instrument or derivative; (iii) risk-free interest rate; (iv) estimated dividend yield, and (v) estimated stock volatility. Assumptions used in the calculation require significant management judgment.

The following table sets forth the Level 3 inputs to the binomial lattice model that were used to determine the fair value of the Note and the Holder Redemption Option:

	April 1, 2017	December 31, 2016
Common stock price	$0.83	$0.91
Dividend yield	—%	—%
Credit spread	24.6%	16.0%
Risk-free interest rate	1.3%	1.3%
Estimated stock volatility	88.2%	77.3%

In addition, the Company determined that the provision of the Note that permits Cartesian Limited to prepay the Note after 18 months if the trading price of the Company’s common stock exceeds $5.50 per share for a specified period of time is an embedded derivative asset that requires bifurcation (the “Issuer Call Option”). As of April 1, 2017 and December 31, 2016, the fair value of the Issuer Call Option was determined to be immaterial.

Because the Company measures the Holder Redemption Option at fair value on a recurring basis, transfers, if any, between the levels of the fair value hierarchy are recognized at the end of the fiscal quarter in which the change in circumstances that caused the transfer occurred.

In connection with the acquisition of the Farncombe Entities, the Company recorded a liability related to the Earn-Out portion of the purchase consideration. As of December 31, 2016, the Company had classified the Earn-Out liability as a Level 3 liability and the fair value of the Earn-Out liability is evaluated each reporting period and changes in its fair value are included in the Company’s results of operations. As of December 31, 2016, the fair value of the Earn-Out liability was calculated using a Monte Carlo simulation using a risk-adjusted discount rate applied to management’s estimate of forecasted revenues that are eligible under the Earn-Out as described in the Purchase Agreement. To determine the fair value of the Earn-Out liability, management evaluated assumptions that required significant judgment.

On April 17, 2017, the Company entered into a Letter Agreement with the former shareholders of the Farncombe Entities whereby the parties agreed to a final determination of the Earn-Out, that the Earn-Out target was expected to be achieved, and that the Company would pay 100% of the Earn-Out consideration described above to the Sellers no later than July 31, 2017. As of April 1, 2017, the Earn-Out liability is recorded in the amount payable as described in the Letter Agreement. See Note 2, Acquisition, for further discussion of the Earn-Out liability.

Because the Company measured the Earn-Out liability at fair value on a recurring basis transfers, if any, between the levels of the fair value hierarchy are recognized at the end of the fiscal quarter in which the change in circumstances that caused the transfer occurred. There were no transfers between Level 1, 2 or 3 liabilities during the thirteen weeks ended April 1, 2017 or during the fiscal year ended December 31, 2016.

As of April 1, 2017 and December 31, 2016, liabilities recorded at fair value on a recurring basis consist of the following (in thousands):

	Total	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant other unobservable inputs Level 3
April 1, 2017:
Holder Redemption Option	$897	$—	$—	$897
December 31, 2016:
Holder Redemption Option	$970	$—	$—	$970
Earn-Out Liability	$1,903	$—	$—	$1,903

The following table summarizes the year-to-date changes to the fair value of the Holder Redemption Option which is a Level 3 liability (in thousands):

Holder Redemption Option
Fair value at December 31, 2016	$970
Decrease in fair value	(73)
Fair value at April 1, 2017	$897

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values because of the relatively short-term maturities of these financial instruments.

10. Commitments and Contingencies

The Company is not subject to any material litigation as of April 1, 2017. However, the Company may become involved in various legal and administrative actions arising in the normal course of business. These could include actions brought by taxing authorities challenging the employment status of consultants utilized by the Company. In addition, future customer bankruptcies could result in additional claims on collected balances for professional services near the bankruptcy filing date. When management has determined that it is probable that an asset has been impaired or a liability had been incurred related to an action, claim or assessment and the amount of loss can be reasonably estimated, the Company will record a liability for such estimated loss in the appropriate accounting period. The resolution of any of such actions, claims, or the matters described above may have an impact on the financial results for the period in which they occur.

During the first quarter of fiscal 2015, the Company renewed an agreement under which it had a commitment to purchase a minimum of $412,000 in computer software over a three-year period. During the first quarter of fiscal 2016, the Company amended the agreement to include an additional commitment of $95,000 over a two-year period. These amounts were paid during the first quarter of fiscal 2017. As of December 31, 2016, the Company had an obligation of $181,000 remaining under this commitment.

In conjunction with the acquisition of the Farncombe Entities on July 22, 2015, the Company has recognized a liability of $2,188,000 related to Earn-Out consideration payable to the former shareholders of the Farncombe Entities. See Note 2, Acquisition for a discussion of the Earn-Out consideration.

11. Common Stock Repurchase Program

On June 7, 2016, the Board of Directors of the Company (the “Board”) authorized an amendment to the Company’s previously-announced stock repurchase program to extend the program through June 30, 2017. The program was initially authorized in February 2014 and was extended in June 2015. The program authorizes the Company to repurchase up to $2 million of Company common stock. Under the program, repurchases may be made by the Company from time to time in the open market or through privately negotiated transactions depending on market conditions, share price and other factors. The stock repurchase program may be modified or discontinued at any time by the Board of Directors. The Company expects to fund future repurchases, if any, through cash on hand, future cash flow from operations and future borrowings. The Company did not repurchase any shares under the stock repurchase program during the thirteen weeks ended April 1, 2017 or April 2, 2016. Through April 1, 2017, approximately $1,838,000 remained outstanding under the share repurchase program for future repurchases of Company common stock.

12. Exit and Disposal Activities

In fiscal 2015, the Company took steps to discontinue use of its leased facilities in McLean, Virginia. The space is leased under an operating lease with a term expiring in July 2019. It is comprised of 4,823 square feet. Although the Company has clients in this geographic market, projects are performed from either client sites or other Company locations, and thus the space is not required or used by Company employees, and specifically not used for revenue-generating activities. In March 2017, the Company entered into a sublease for this facility. The sublease does not relieve the Company of its primary obligations under the original lease. We accounted for the discontinuation of use of this property in accordance with FASB ASC 420, “Exit or Disposal Cost Obligations” and as such recorded a liability during fiscal year 2015. As of April 1, 2017, a liability of $225,000 is recorded of which $135,000 is recorded in Other accrued liabilities and $90,000 is recorded in Other noncurrent liabilities in the Condensed Consolidated Balance Sheets. As of December 31, 2016, a liability of $185,000 was recorded of which $103,000 was included in Other accrued liabilities and $82,000 was included in Other noncurrent liabilities in the Condensed Consolidated Balance Sheets. The amount recorded as of December 31, 2016, was calculated using probability-weighted cash flow analysis and represents the present value, calculated using a credit-adjusted risk free rate, of our remaining costs under the remaining term of the lease, net of sublease payments.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cartesian Inc. and its subsidiaries are referred to herein as “Cartesian”, “we,” “us,” “our” or the “Company”.

Cautionary Statement Regarding Forward-Looking Statements. In addition to historical information, this quarterly report contains forward-looking statements. Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements of assumptions underlying such statements, and statements of the Company’s or management’s intentions, hopes, beliefs, expectations or predictions of the future. Forward-looking statements can often be identified by the use of forward-looking terminology, such as “believes”, “expects”, “may”, “should”, “could”, “intends”, “plans”, “estimates” or “anticipates”, variations thereof or similar expressions. Certain risks and uncertainties could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause a difference include, but are not limited to, our ability to successfully implement the strategic relationship with Elutions, Inc., conditions in the industry sectors that we serve, including the slowing of client decisions on proposals and project opportunities along with scope reduction of existing projects, overall economic and business conditions, our ability to retain the limited number of large clients that constitute a major portion of our revenues, our ability to protect client or Cartesian data or information systems from security breaches and cyber-attacks, technological advances and competitive factors in the markets in which we compete, foreign currency exchange rate fluctuations and the factors discussed in Item 1A. Risk Factors and the section entitled “Cautionary Statement Regarding Forward-Looking Information” in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (“2016 Form 10-K”) and in Part II, Item 1A of this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date of this report. Except as may be required by applicable law, we undertake no obligation to revise, or publicly release the results of any revision to, these forward-looking statements. Readers should carefully review the cautionary statements contained in our 2016 Form 10-K, in Part II, Item 1A of this report and in other documents that we file from time to time with the Securities and Exchange Commission.

The following should be read in connection with Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented in our 2016 Form 10-K.

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

We are subject to a number of significant risks in the operation of our business, including operational, strategic, financial and regulatory risks. These include risks related to legal compliance, financial performance and condition, liquidity, concentration of credit, protection of our information technology networks and systems and intellectual property, counterparty credit and performance risk and other risks. Our Board of Directors has delegated to the Audit Committee, consisting solely of independent directors, the responsibility to oversee the assessment and management of the Company’s risks, including reviewing management’s risk assessment and risk management policies and procedures and steps management has taken to control material risk exposures. The Audit Committee is authorized to identify and discuss with management, the Board of Directors and the independent auditors the material risks faced by our business or which could impact our financial condition or performance, evaluate how those risks are managed and the quality and adequacy of our reporting with regard to them. Although we have processes and procedures to attempt to mitigate many of the risks that we face, there can be no assurance that such processes or procedures will be successful. For a discussion of certain risks relating to the Company, see Item 1A, "Risk Factors" and Part I, "Cautionary Statement Regarding Forward-Looking Information" in the 2016 Form 10-K and "Risk Factors" in Part II, Item 1A of this report.

CRITICAL ACCOUNTING POLICIES

While the selection and application of any accounting policy may involve some level of subjective judgments and estimates, we believe the following accounting policies are the most critical to our condensed consolidated financial statements, potentially involve the most subjective judgments in their selection and application, and are the most susceptible to uncertainties and changing conditions:

•	Impairment of Long-lived Assets;

•	Revenue Recognition;

•	Fair Value Measurement;

•	Accounting for Income Taxes;

•	Research and Development and Software Development Costs;

•	Inventory; and

•	Share-based Compensation Expense.

Impairment of Long-lived Assets – Identifiable intangible assets, resulting from the acquisition of the Farncombe Entities, consist of customer relationships, agreements not to compete, and a trade name. We amortize the identifiable intangible assets over their estimated economic benefit period, from six months to four and one-half years. In accordance with FASB ASC 360, "Property, Plant and Equipment," we use our best estimates based upon reasonable and supportable assumptions and projections to review for impairment of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of our assets might not be recoverable. If we were to determine that events and circumstances warrant a change to the estimate of an identifiable intangible asset's remaining useful life, then the remaining carrying amount of the identifiable intangible asset would be amortized prospectively over that revised remaining useful life. Additionally, information resulting from other events and circumstances may indicate that the carrying value of one or more identifiable intangible assets is not recoverable which would result in recognition of an impairment charge.

A change in the estimate of the remaining life of one or more identifiable intangible assets or the impairment of one or more identifiable intangible assets could have a material impact on our results of operations and financial condition. Our identifiable intangible assets' carrying value, net of amortization, was approximately $0.5 million as of April 1, 2017.

Revenue Recognition – We recognize revenues from time and materials consulting contracts in the period in which our services are performed. We recognized $5.6 million and $7.1 million in revenues from time and materials contracts during the thirteen weeks ended April 1, 2017 and April 2, 2016, respectively. In addition to time and materials contracts, we also enter into fixed fee contracts. We recognize revenues on milestone or deliverables-based fixed fee contracts and time and materials contracts not to exceed contract price using the percentage of completion-like method described by FASB ASC 605-35, “Revenue Recognition – Construction-Type and Production-Type Contracts”. For fixed fee contracts where services are not based on providing deliverables or achieving milestones, we recognize revenues on a straight-line basis over the period during which such services are expected to be performed. During the thirteen weeks ended April 1, 2017 and April 2, 2016, we recognized $8.7 million and $13.1 million in revenues on fixed fee contracts, respectively. In connection with some fixed fee contracts, we receive payments from customers that exceed recognized revenues. We record the excess of receipts from customers over recognized revenue as deferred revenue. Deferred revenue is classified as a current liability to the extent it is expected to be earned within twelve months from the date of the balance sheet.

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

Accounting for Income Taxes – Accounting for income taxes requires significant estimates and judgments on the part of management. Such estimates and judgments include, but are not limited to, the effective tax rate anticipated to apply to tax differences that are expected to reverse in the future, the sufficiency of taxable income in future periods to realize the benefits of net deferred tax assets and net operating losses currently recorded and the likelihood that tax positions taken in tax returns will be sustained on audit. We account for income taxes in accordance with FASB ASC 740 “Income Taxes”. As required by FASB ASC 740, we record deferred tax assets or liabilities based on differences between financial reporting and tax basis of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. FASB ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of April 1, 2017, cumulative valuation allowances in the amount of $37.1 million were recorded in connection with domestic and international net deferred income tax assets.

As required by FASB ASC 740, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the guidance. Pursuant to FASB ASC 740, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As of April 1, 2017, we have no recorded liability for unrecognized tax benefits.

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

Research and Development and Software Development Costs – Software development costs are accounted for in accordance with FASB ASC 985-20, “Software – Costs of Software to Be Sold, Leased, or Marketed” and FASB ASC 350-40, “Intangibles – Goodwill and Other – Internal-Use Software”. Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. We capitalize development costs incurred during the period between the establishment of technological feasibility and the release of the final product to customers if such costs are material. In addition, we capitalize software development costs for internal use software that we do not intend to market to third parties but use to deliver services. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, the date technological feasibility is reached, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. During the thirteen weeks ended April 1, 2017 and April 2, 2016, internal use software development costs of $102,000 and $122,000, respectively, were expensed as incurred. During the thirteen weeks ended April 1, 2017 and April 2, 2016, $100,000 and $147,000 of internal use software development costs were capitalized, respectively.

Inventory – In accordance with the provisions of FASB ASC 330, “Inventory”, the Company’s inventory is stated at the lower of cost, using the first-in, first-out (FIFO) method, or fair value. As of April 1, 2017, the Company had $0.4 million in inventory, all of which was finished goods. All of the inventory was purchased in July 2014 from Elutions, which owns more than five percent of the outstanding shares of common stock of the Company. As provided for in the general framework agreement between the Company and Elutions (see Note 3, Strategic Alliance and Investment by Elutions, Inc. in the Notes to the Condensed Consolidated Financial Statements (Unaudited) included in Item 1, Condensed Consolidated Financial Statements (Unaudited), of this report), if the Company has not sold 75% of the inventory acquired from Elutions within one year after acquisition, Elutions is required upon request to source its requirements for future projects in the U.S. or U.K. from such inventory subject to a 10% discount against the Company’s purchase price until the Company has exhausted such inventory. In fiscal 2015, the Company requested that Elutions source its requirements for future projects from the inventory that was acquired by the Company from Elutions in July 2014. Management expects to continue to work with Elutions to utilize the inventory and changes in management’s expectations in future periods as the matter is resolved could impact the net realizable value of the inventory.

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

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED APRIL 1, 2017 COMPARED TO THIRTEEN WEEKS ENDED APRIL 2, 2016

REVENUES

Revenues decreased $6.1 million, or 29.8%, to $14.3 million for the first quarter of fiscal 2017 from $20.3 million for the comparable period in the prior fiscal year. The decrease was primarily due to a large customer engagement in North America in the prior year quarter. The decrease is also related to a $1.5 million unfavorable change in foreign currency translation rates applied to revenues in our EMEA segment. Our international revenues were approximately 62.9% of total revenues for the first quarter of fiscal 2017 as compared to 57.1% for the comparable period in fiscal 2016.

North America segment revenues decreased $3.4 million to $5.1 million for the first quarter of fiscal 2017 from $8.5 million for the first quarter of fiscal 2016. The decrease was primarily due to a large customer engagement in North America in the prior year quarter. During the first quarter of fiscal 2017, the North America segment provided services on 56 customer projects, flat compared to 56 projects performed in the comparable period in the prior fiscal year. Average revenue per project was $91,000 for the first quarter of fiscal 2017 and $152,000 for the first quarter of fiscal 2016. Revenues recognized in connection with fixed price engagements for the first quarters of fiscal 2017 and fiscal 2016 totaled $3.9 million and $6.9 million, respectively, representing 76% and 81% of the total revenues of the segment, respectively.

EMEA segment revenues decreased $2.7 million, or 22.7%, to $9.0 million for the first quarter of fiscal 2017 from $11.7 million for the comparable period in the prior fiscal year. The decrease was primarily due to a $1.5 million impact of unfavorable foreign currency translation of the segment’s functional currency to our reporting currency, the U.S. Dollar, as well as a lower volume of projects during fiscal 2017. During the first quarters of fiscal 2017 and fiscal 2016, this segment provided services on 193 and 238 customer projects, respectively, and average revenue per project was approximately $46,000 and $49,000, respectively.

Strategic Alliances segment revenues were $0.1 million and $0.1 million for the first quarters of fiscal 2017 and fiscal 2016, respectively.

COST OF SERVICES

Cost of services decreased $3.5 million, or 26.3%, to $9.8 million for the first quarter of fiscal 2017 from $13.3 million for the first quarter of fiscal 2016. Our gross margin was 31.3% for the first quarter of fiscal 2017 compared to 34.6% for the comparable period in the prior fiscal year.

Cost of services in the North America segment was $3.4 million for the first quarter of fiscal 2017 compared to $5.4 million for the first quarter of fiscal 2016. This decrease was primarily related to lower revenues in the first quarter of fiscal 2017 as compared to the first quarter of fiscal 2016. Our North America segment gross margin was 34.0% for the first quarter of fiscal 2017 compared to 36.7% for the first quarter of fiscal 2016. The decline in gross margin rate during the first quarter of fiscal 2017 was primarily driven by project mix.

Cost of services in the EMEA segment was $6.2 million and $7.8 million during the first quarters of fiscal 2017 and fiscal 2016, respectively. The decrease in cost of services was a result of lower revenue as well as the impact of a $0.9 million change in foreign currency exchange rates. Gross margin in our EMEA segment was 31.3% for the first quarter of fiscal 2017, compared to 33.3% for the comparable period in the prior fiscal year. The decrease in gross margin rate within the EMEA segment was primarily due to project mix.

For our Strategic Alliances segment, cost of services was $0.2 million and $0.1 million for the first quarters of fiscal 2017 and fiscal 2016, respectively.

OPERATING EXPENSES

Selling, general and administrative expenses were $6.0 million for the first quarter of fiscal 2017 compared to $7.8 million for the first quarter of fiscal 2016, a decrease of $1.8 million, or 23%. The decrease in selling, general and administrative expenses for the first quarter of fiscal 2017 included a reduction of approximately $0.4 million related to the change in foreign currency exchange rates. During the first quarter of fiscal 2017 as compared to the first quarter of fiscal 2016, salaries and related expense decreased $1.6 million, professional fees and external consultants expense decreased $0.3 million, information technology costs decreased $0.2 million and travel related expense decreased $0.1 million. These decreases were partially offset by $0.3 million of non-cash expense related to the increase in the fair value of the earn-out liability in first quarter of fiscal 2017 as compared to a $0.2 million reduction in the fair value of the earn-out liability in the prior year quarter. As a percentage of revenues, our selling, general and administrative expenses were 42.0% for the first quarter of fiscal 2017 compared to 38.2% in the comparable period of the prior fiscal year.

OTHER INCOME AND EXPENSE

Other expense for the first quarters of fiscal 2017 and fiscal 2016 was $7,000 and $6,000, respectively. Other expense for both the 2017 and 2016 fiscal periods included interest expense on the promissory note. Each of the first quarters of fiscal 2017 and 2016 included income of $73,000 related to the change in fair value of the derivative liability embedded in the promissory note. See Note 3, Strategic Alliance and Investment by Elutions, Inc., in the Notes to the Condensed Consolidated Financial Statements (Unaudited) included in Item 1, Condensed Consolidated Financial Statements (Unaudited), of this report.

INCOME TAXES

During the first quarter of fiscal 2017 we recorded an income tax benefit of $29,000 and during the first quarter of fiscal 2016, we recorded an income tax provision of $142,000, respectively. The income tax benefit for fiscal 2017 was primarily related to larger than expected refunds from UK tax returns. The income tax provision for fiscal 2016 was primarily related to the generation of pre-tax book income within our U.K. operations as well as deferred taxes recognized for fiscal 2016 related to goodwill amortized for income tax purposes but not for financial reporting purposes. For the first quarters of fiscal 2017 and fiscal 2016, we recorded no income tax benefit related to our domestic pre-tax losses, in accordance with the provisions of FASB ASC 740, "Income Taxes", which requires an estimation of our ability to use recorded deferred income tax assets. We currently have recorded a valuation allowance against all domestic deferred income tax assets generated due to uncertainty about their ultimate realization as a result of our history of domestic operating losses. If we continue to report net operating losses for financial reporting in our domestic operations, no additional tax benefit would be recognized for those losses, since we will not have accumulated enough positive evidence to support our ability to utilize the net operating loss carry-forwards in the future.

STATEMENT REGARDING NON-GAAP FINANCIAL MEASUREMENT

In addition to loss from operations on a GAAP basis and net loss and net loss per share on a GAAP basis, our management uses the non-GAAP financial measures, "Non-GAAP adjusted loss from operations", "non-GAAP adjusted net loss" and “Constant Currency Revenues” in its evaluation of our performance, particularly when comparing performance to the prior year's period. These non-GAAP measures contain certain non-GAAP adjustments which are described in the following schedule entitled "Reconciliation of GAAP Net Loss to Non-GAAP Adjusted Net Loss and GAAP Loss from Operations to Non-GAAP Adjusted Loss from Operations" and “Reconciliation of Non-GAAP Constant Currency Revenues to GAAP Revenues”. In making these non-GAAP adjustments, we take into account certain non-cash expenses and benefits, including tax effects as applicable, and the impact of certain items that are generally not expected to be on-going in nature or that are unrelated to our core operations. Management believes the exclusion of these items provides a useful basis for evaluating underlying business performance, but should not be considered in isolation and is not in accordance with, or a substitute for, evaluating our performance utilizing GAAP financial information. In calculating revenues for the first quarter of fiscal 2017 on a constant currency basis, the Company applied average foreign exchange rates from the comparable period of the prior fiscal year to the Company's foreign-denominated revenues in the first quarter of the current fiscal year. We believe that providing such adjusted results allows investors and other users of our financial statements to better understand our comparative operating performance for the periods presented. Our non-GAAP measures may differ from similar measures by other companies, even if similar terms are used to identify such measures. Although management believes the non-GAAP financial measures are useful in evaluating the performance of our business, we acknowledge that items excluded from such measures have a material impact on our loss from operations and net loss and net loss per share calculated in accordance with GAAP. Therefore, management uses non-GAAP measures in conjunction with GAAP results. Investors and other users of our financial information should also consider the above factors when evaluating our results.

CARTESIAN, INC.
RECONCILIATION OF GAAP LOSS FROM OPERATIONS TO NON-GAAP ADJUSTED
LOSS FROM OPERATIONS AND GAAP NET LOSS
TO NON-GAAP ADJUSTED NET LOSS
(unaudited)
(in thousands, except per share data)

	Thirteen Weeks Ended	Thirteen Weeks Ended
	April 1, 2017	April 2, 2016
Reconciliation of GAAP loss from operations to non-GAAP adjusted loss from operations:
GAAP loss from operations	$(1,526)	$(744)
Depreciation	283	245
Amortization of intangible assets	66	89
Non-cash share based compensation expense	119	133
Fair value adjustment to contingent consideration	285	(248)
Accrued executive severance and related costs	28	—
Lease expense for discontinuation of office space	58	—
Foreign currency exchange (gain) loss on note payable	(52)	91
Adjustments to GAAP loss from operations	787	310
Non-GAAP adjusted loss from operations	$(739)	$(434)

Reconciliation of GAAP net loss to non-GAAP adjusted net loss:
GAAP net loss	$(1,490)	$(880)
Depreciation	283	245
Amortization of intangible assets	66	89
Non-cash share based compensation expense	119	133
Fair value adjustment to contingent consideration	285	(248)
Accrued executive severance and related costs	28	—
Lease expense for discontinuation of office space	58	—
Change in fair value of derivative liabilities	(73)	(73)
Foreign currency exchange (gain) loss on note payable	(52)	91
Incentive warrants expense	6	7
Tax effect of applicable non-GAAP adjustments (1)	4	(3)
Adjustments to GAAP net loss	724	241
Non-GAAP adjusted net loss	$(766)	$(639)

	Thirteen Weeks Ended	Thirteen Weeks Ended
	April 1, 2017	April 2, 2016
Reconciliation of GAAP net loss per diluted common share to non-GAAP adjusted net loss per diluted common share:
GAAP net loss per diluted common share	$(0.17)	$(0.10)
Depreciation	0.03	0.03
Amortization of intangible assets	0.01	0.01
Non-cash share based compensation expense	0.01	0.02
Fair value adjustment to contingent consideration	0.03	(0.03)
Accrued executive severance and related costs	—	—
Lease expense for discontinuation of office space	0.01	—
Change in fair value of derivative liabilities	(0.01)	(0.01)
Foreign currency exchange (gain) loss on note payable	—	0.01
Incentive warrants expense	—	—
Tax effect of applicable non-GAAP adjustments (1)	—	—
Adjustments to GAAP net loss per diluted common share	0.08	0.03
Non-GAAP adjusted net loss per diluted common share	$(0.09)	$(0.07)
Weighted average shares used in calculation of Non-GAAP adjusted net loss per diluted common share	8,641	8,643

 (1) The Company calculated the tax effect of non-GAAP adjustments by applying an applicable estimated jurisdictional tax rate to each specific non-GAAP item after consideration of the Company's valuation allowance.

CARTESIAN, INC.
RECONCILIATION OF NON-GAAP CONSTANT CURRENCY REVENUES
TO GAAP REVENUES
(unaudited)
(in thousands, except growth rates)

	Thirteen Weeks Ended
	April 1, 2017	April 2, 2016	Year-Over-Year
Non-GAAP Constant Currency Revenues Reconciliation (1)
GAAP revenues, as reported	$14,266	$20,317	(29.8)%
Foreign currency exchange impact on fiscal 2017 revenues using fiscal 2016 average rates	1,532
Non-GAAP revenues, at constant currency	$15,798	$20,317	(22.2)%

(1) Non-GAAP revenues on a constant currency basis are calculated by applying the average foreign exchange rates for the thirteen weeks ended April 2, 2016 to foreign-denominated revenues in the comparable current year period. The difference between non-GAAP revenues and revenues calculated in accordance with GAAP is shown as "foreign currency exchange impact" in the table above. Non-GAAP constant currency revenue changes (expressed as a percentage) are calculated by determining the change in non-GAAP constant currency revenues in the interim period of fiscal 2017 compared to GAAP revenues for the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

During the thirteen weeks ended April 1, 2017, net cash used in operating activities was $2.9 million. Included in net cash used in operating activities was a net loss of $1.5 million partially offset by $0.7 million of non-cash expenses. In addition, changes in working capital accounted for $2.1 million in cash used by operations. The working capital changes primarily related to a $1.7 million increase in accounts receivable related to the timing of collections from customers and a $1.1 million decrease in accrued liabilities, partially offset by a $0.8 million increase in trade accounts payable related to the timing of payments to vendors.

During the thirteen weeks ended April 2, 2016, net cash used in operating activities was $3.1 million. Included in net cash used by operating activities was a net loss of $0.9 million partially offset by $0.1 million of non-cash expenses. In addition, changes in working capital accounted for $2.3 million in cash outflows from operations. The working capital changes relate primarily to an increase in accounts receivable of $2.3 million due to the timing of collections and a $0.5 million decrease in deferred revenue.

Net cash used in investing activities was $0.4 million and $0.6 million for the thirteen weeks ended April 1, 2017 and April 2, 2016, respectively. The 2016 fiscal period includes $0.3 million of cash used related to the Farncombe acquisition. Both fiscal periods included cash used for the purchase of office equipment, software and computer equipment.

Net cash provided by financing activities for the thirteen weeks ended April 1, 2017 was $2.4 million. There were no cash flows from financing activities for the thirteen weeks ended April 2, 2016. Cash provided by financing activities for the thirteen weeks ended April 1, 2017 primarily related to cash received under the accounts receivable factoring agreements with third-party financial institutions. For further discussion of the factoring agreement, see below and Note 1, Basis of Reporting, in the Notes to the Condensed Consolidated Financial Statements (Unaudited) included in Item 1, Condensed Consolidated Financial Statements (Unaudited), of this report.

At April 1, 2017, we had $3.2 million in cash and cash equivalents and $2.8 million in net working capital. At April 1, 2017, $1.8 million and $0.4 million of our cash and cash equivalents were denominated in British pounds sterling and Euros, respectively, which we would be able to repatriate, if needed, without any negative U.S. income tax consequences. Our cash resources and cash flows from operations have been sufficient to pay our obligations and debts as they become due. However, our current capital resources may not be sufficient to repay the Elutions Note described below in an aggregate original principal amount of $3.3 million, if it were to be called for redemption, and to fund our operations going forward. The Elutions Note matures on March 18, 2019, but may be called for redemption by the holder at any time and is payable 30 days after it is called for redemption. In addition, as described below, we are obligated to pay the earn-out consideration that is payable in connection with the acquisition of the Farncombe Entities in 2015. We are not in default under the Elutions Note and do not have any reason to currently expect that the Elutions Note will be called for redemption, given that (i) we are paying our debts as they become due (including making timely payments of interest on the Elutions Note), (ii) a call by the holder of the Elutions Note for redemption would cause Elutions to no longer have the right to purchase shares of stock pursuant to the Tracking Warrant and (iii) Elutions is a significant stockholder of the Company and a call by the holder of the Elutions Note for redemption may adversely affect the value of Elution's other equity holdings in the Company. Under the Tracking Warrant, Elutions has the right to purchase up to 996,544 shares of common stock of the Company for $3.28 per share. The Tracking Warrant expires March 18, 2020. Although we do not have any reason to currently expect that the Elutions Note will be called for redemption, any determination by the holder of the Elutions Note is outside of our control.

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

We have entered into agreements with third-party financial institutions under which we can selectively elect to transfer to the financial institutions accounts receivables with certain of our largest customers on a non-recourse basis.  These agreements give us optionality to convert outstanding accounts receivable to cash at what we believe is a reasonable discount rate. During the thirteen weeks ended April 1, 2017 and April 2, 2016, $3.5 million and $4.4 million, respectively, in accounts receivable was transferred pursuant to these agreements.

In addition, on April 22, 2016, we entered into an agreement with RTS Financial Service, Inc. ("RTS") under which we may offer for sale, and RTS may purchase, certain accounts receivable of the Company on an account by account basis with recourse. Our obligations under the agreement with RTS are secured by all present and future accounts receivable and related assets, equipment and inventory of the Company, other than to the extent such assets are pledged pursuant to certain existing agreements of the Company and other than assets of the Company's subsidiaries. The Company subsequently amended the Factoring Agreement to add certain North American subsidiaries of the Company to the Factoring Agreement. This agreement provides us with additional ability to convert outstanding accounts receivable to cash, subject to the willingness of RTS to purchase individual accounts receivable. During the thirteen weeks ended April 1, 2017, the Company factored $0.4 million of accounts receivable under the Factoring Agreement which is included in Secured borrowing on the Condensed Consolidated Balance Sheets. See Note 1, Basis of Reporting, in the Notes to the Condensed Consolidated Financial Statements (Unaudited) included in Item 1, Condensed Consolidated Financial Statements (Unaudited), of this report.

On July 29, 2016, Cartesian Limited , a U.K. subsidiary of Cartesian, Inc., entered into an Invoice Discounting Agreement, a Debenture (security agreement) and certain related agreements with RBS Invoice Finance Limited ("RBS"). Pursuant to the terms of the agreements, Cartesian Limited may assign to RBS Invoice Finance Limited certain eligible accounts receivable of Cartesian Limited. During the thirteen weeks ended April 1, 2017, $2.7 million of accounts receivable were factored under the agreement with RBS. See Note 1, Basis of Reporting, in the Notes to the Condensed Consolidated Financial Statements (Unaudited) included in Item 1, Condensed Consolidated Financial Statements (Unaudited), of this report.

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

In connection with the acquisition of the Farncombe Entities as described in the Notes to the Condensed Consolidated Financial Statements (Unaudited) of this report, the total purchase price includes earn-out consideration which is payable in cash and/or shares of Company common stock as elected by each Seller in the Share Purchase Agreement. The Company has agreed to pay the full amount of the earn-out consideration no later than July 31, 2017. The earn-out consideration that is payable represents 40% of the notional purchase price of the Farncombe Entities and equals £719,483 pounds sterling (approximately US$0.9 million based on an exchange rate of £1.000= US$1.255 as of April 1, 2017) and 461,055 shares of Company common stock (approximately £1,024,765 pounds sterling or US$1.3 million based on an exchange rate of £1.000= US$1.255 as of April 1, 2017).

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

A review and evaluation was performed by our management, including our Chief Executive Officer and Chief Financial Officer (the “CEO” and “CFO”), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of April 1, 2017.

There were no changes in our internal control over financial reporting during the fiscal quarter ended April 1, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We have not been subject to any material new litigation since the filing on March 31, 2017 of our 2016 Form 10-K.

ITEM 1A.  RISK FACTORS

For a discussion of risk factors relating to the Company and its common stock, please see Item 1A, “Risk Factors” in the 2016 Form 10-K.

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

Exhibit 2.1
Share Purchase Agreement, dated July 22, 2015, among Cartesian, Inc. and the Sellers referenced therein, for the acquisition of the Farncombe Entities, filed as exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2015 is incorporated herein by reference as Exhibit 2.1.*

Exhibit 2.2
Letter Agreement, effective April 4, 2017, among Cartesian, Inc. and the Sellers referenced therein, filed as exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2017 is incorporated herein by reference as Exhibit 2.2.

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

Cartesian, Inc.
(Registrant)

Date: May 16, 2017	By	/s/ Peter H. Woodward
(Signature)
Peter H. Woodward
Chief Executive Officer (Principal executive officer)

Date: May 16, 2017	By	/s/ John C. Ferrara
(Signature)
John C. Ferrara
Chief Financial Officer (Principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

Exhibit 2.1
Share Purchase Agreement, dated July 22, 2015, among Cartesian, Inc. and the Sellers referenced therein, for the acquisition of the Farncombe Entities, filed as exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2015 is incorporated herein by reference as Exhibit 2.1.*

Exhibit 2.2
Letter Agreement, effective April 4, 2017, among Cartesian, Inc. and the Sellers referenced therein, filed as exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2017 is incorporated herein by reference as Exhibit 2.2.

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