Form 10-K
period 2017-12-30
Cartesian, Inc.
filed 2018-03-30
CIK 1094814

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 30, 2017

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
NONE.
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Common Stock, par value $0.005 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐NO ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, as of July 1, 2017 was approximately $3,794,086. Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded for purposes of this calculation. The treatment of such holders as affiliates for purposes of this calculation is not intended as a conclusive determination of affiliate status for other purposes. As of February 23, 2018, the Registrant had 9,447,069 shares of common stock, par value $0.005 per share (the Common Stock), issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be provided in Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K is hereby incorporated by reference from our definitive 2017 proxy statement which will be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 30, 2017.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

With the exception of current and historical information, this Annual Report on Form 10-K contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements relating to the proposed sale of the Company as described in this report, statements of assumptions underlying such statements, and statements of the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future. Forward-looking statements can often be identified by the use of forward-looking terminology, such as "will be," "should," "could," "plan," "estimate," "intend," "continue," "believe," "may," "expect," "hope," "anticipate," "goal" or "forecast," variations thereof or similar expressions.

Forward-looking statements involve risks and uncertainties and are not guarantees of future performance or results. Our actual financial condition, results of operations or business may vary materially from those contemplated by such forward-looking statements. Investors are cautioned not to place undue reliance on any forward-looking statements. Factors that might affect actual results, performance, or achievements include, among other things, our ability to generate sufficient cash flow from operations and obtain sufficient financing to pay our obligations and debts as they become due and continue our operations, our ability to pay our promissory note issued to Elutions if called for redemption by Elutions, our ability to successfully implement the strategic relationship with Elutions, conditions in the industry sectors that we serve, including the slowing of client decisions on proposals and project opportunities along with scope reduction of existing projects, overall economic and business conditions, our ability to retain the limited number of large clients that constitute a major portion of our revenues, our ability to protect client or Cartesian data or information systems from security breaches and cyber-attacks, technological advances and competitive factors in the markets in which we compete, volatility in foreign exchange rates, the risk that the proposed sale of the Company described in this report will not be consummated within the expected time period or at all, the risk that the business of the Company may suffer as a result of uncertainty surrounding the proposed sale transaction or the potential adverse changes to business relationships resulting from the proposed sale transaction, the risk that the proposed sale transaction may involve unexpected costs, liabilities or delays; the risk that legal proceedings may be initiated related to the proposed sale transaction and the outcome of any such legal proceedings may be adverse to the Company, and the other factors described in "Risk Factors" in Item 1A below. Other factors that we have not identified in this document could also have this effect. All forward-looking statements made in this Annual Report on Form 10-K are made as of the date hereof. We will not necessarily update the information in this Annual Report on Form 10-K if any forward-looking statement later turns out to be inaccurate, except as may be required by law.

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

Our clientele includes leaders in the communications, digital media and technology industries. We serve wireless and wireline service providers, cable multiple systems operators (“MSOs”) as well as technology companies, media and entertainment companies, and financial services firms that invest in the communications industry. Our clients are principally located in the United States, United Kingdom (“U.K.”) and continental Western Europe.

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

PROPOSED SALE TRANSACTION

On March 21, 2018, Company, entered into an Agreement and Plan of Merger (the "Merger Agreement") with Cartesian Holdings, LLC, a Delaware limited liability company ("Parent" or "CHLLC") and Cartesian Holdings, Inc., a Delaware corporation and a wholly owned subsidiary of Parent ("Merger Sub"), pursuant to which, among other things, Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent (the "Merger"). The proposed transaction is structured as a two-step transaction consisting of a first-step cash tender offer for outstanding shares of the Company's common stock followed by the second-step Merger. CHLLC and Merger Sub are affiliates of Blackstreet Capital Holdings.

Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Merger Sub will commence a cash tender offer (the "Offer") to acquire all of the issued and outstanding shares of common stock, par value $0.005 per share, of the Company ("Company Common Stock" or the "Shares") at a price per share equal to $0.40, net to the seller in cash, without interest (the "Offer Price"), subject to any withholding of taxes required by applicable law. Upon satisfaction or waiver (to the extent permitted by the Merger Agreement and applicable law) of specified conditions in the Merger Agreement (including receipt of any required affirmative vote by the holders of a majority of the outstanding Shares of the Company), each Share remaining outstanding after consummation of the Offer (other than Shares owned directly by the Company or Merger Sub or Shares as to which appraisal rights have been perfected) will be converted in the Merger into the right to receive the Offer Price, without interest thereon and less any applicable withholding taxes. If 90% or more of the outstanding Shares are purchased in the Offer, the Merger may be effected by a resolution adopted by the Merger Sub's board of directors without the need for a meeting of the Company's stockholders.

The Merger Agreement requires us to carry on our business in the ordinary course during the period prior to the consummation of the Merger, and restricts us, without the consent of CHLLC, from taking a number of actions relating to our business, including entering into or terminating certain contracts, entering into a material new line of business, selling certain assets other than in the ordinary course of business consistent with past practice, making investments in other entities and taking certain other actions.

Pursuant to the Merger Agreement, Parent's made a working capital loan to the Company of $1,000,000. The loan bears interest at an annual rate of ten percent (10%) and is secured by a lien on all assets of the Company and its subsidiaries (except certain assets that are pledged by the Company to Elutions Capital Ventures S.a. r.l), subordinate only to certain existing and permitted encumbrances. The loan is due and payable in full on the earlier of (a) the closing of the Merger, (b) the date the

Merger Agreement is terminated in accordance with its terms (subject to an extension of the due date in certain circumstances), or (c) September 30, 2018.

See Note 16, Subsequent Events, in the Notes to the Consolidated Financial Statements included in Item 8 “Consolidated Financial Statements” of this report for more information regarding these transactions. Any description of the Merger Agreement and the loan transaction in this Form 10-K is qualified in its entirety by the definitive transaction documents, including the Merger Agreement incorporated by reference as Exhibit 2.3 to this Form 10-K, the Term Loan Note for Working Capital ("Working Capital Note") dated March 21, 2018 between Cartesian, Inc. and Auto Cash Financing, Inc. incorporated by reference as Exhibit 10.37 to this Form 10-K , the Security Agreement ("2018 Security Agreement") dated March 21, 2018 by and among Cartesian, Inc. and its subsidiaries included therein and Auto Cash Financing, Inc., incorporated herein by reference as Exhibit 10.38 to this Form 10-K and the Debenture Agreement ("Debenture Agreement") dated March 21, 2018 by and among Cartesian, Inc. and its subsidiaries included therein and Auto Cash Financing, Inc. incorporated herein by reference as Exhibit 10.39 to this Form 10-K.

MARKET OVERVIEW

The global communications industry continues to evolve rapidly, driven by constant innovation in technology and business models. Convergence has broken down the traditional barriers between telecommunications, Internet, media and entertainment creating new competitive pressures for service providers. Innovation in mobile devices, consumer electronics and online services has brought new competitors into the market, such as Apple, Google, Facebook and Netflix. These dynamics are challenging existing industry competitors to explore new business models, and driving consolidation within sectors such as traditional wireline and wireless telecommunications. In addition, cable communications companies that primarily offered video services historically are now themselves providers of voice and other data and content services, including in the emerging area of “the Connected Home” and “the Internet of Things.” Wireline, wireless and cable companies alike are focused on convergence and partnering - where any type of content or application can be delivered seamlessly across fixed or mobile networks.

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

It has been our experience that because the expertise necessary to address the needs of the changing marketplace is typically outside communications companies’ core competencies, they must ultimately either recruit and employ talent with the necessary experience or retain outside specialists. Additionally, the convergence of the communications, media and entertainment industries has expanded the breadth of experience and skill sets needed to execute new business plans. We believe due to the range of expertise required and the time and expense associated with hiring and training new personnel, bringing expertise in-house is often not a viable option. We believe customers will continue to contract with consultative firms or outsource some of the expertise required to adapt to new environments and capitalize on new technologies now emerging, while maintaining a cost-effective structure. When retaining outside specialists, we believe communications companies need experts who fully understand the communications industry and can provide timely and unbiased advice and recommendations for cost-effective solutions and expense avoidance. Cartesian has positioned its business to respond to these anticipated needs.

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

- Increase penetration within top revenue-generating clients

Our sales strategy focuses on increasing the amount of revenues and number of engagements within our top clients. This approach includes volume pricing arrangements and is designed to give us both revenue visibility and add efficiency to the model so as to ensure optimum utilization of our consultant base. In fiscal years 2017 and 2016, 82% and 77% of our revenues, respectively, came from our ten most significant customers.

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

- Sales and Marketing Strategy

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

- Next Generation Networks

We support our clients in the strategic planning and execution of large-scale network investment programs. Our capabilities in complex data analysis enable rapid assessment of fiber network expansion opportunities and prioritization of geographic markets to improve return on investment. Beyond this strategic planning, we are able to follow through with program management and process design to support fiber network roll-outs. In response to the industry move towards software defined networks we have established a next-generation networks practice to help our clients through this far-reaching transformation.

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

As mentioned, Cartesian’s revenue assurance assessment tools include Ascertain, a flexible, scalable, configurable revenue management and data integrity toolset that provides timely evaluation of processes, metrics and control points. A fifth-generation platform developed by the revenue assurance experts at Cartesian, Ascertain is able to support fixed, wireless, ISP, data, and content environments.

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

COMPETITION

The market for consulting services and software solutions remains intensely competitive, highly fragmented and rapidly changing. We face competition from major business and strategy consulting firms, large systems integrators and major global outsourcing firms as a result of the outsourcing of business support systems and operating support systems by communications companies, offshore development firms from markets with lower labor costs, equipment and software firms that have added service offerings, boutique consulting firms and customers' internal resources. We believe that there has been a significant increase in recent years in demand for firms that can bundle business process outsourcing, or BPO, with systems and technical integration. Many of our competitors are large organizations that provide a broad range of services to companies in many industries, including the communications industry. In addition, we compete with boutique firms that maintain specialized skills and/or geographical advantages. Many information technology consulting firms also maintain significant practice groups devoted to the communications industry. Many of these competitors have significantly greater financial, technical and marketing resources and greater name recognition than us.

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

During fiscal year 2017, we utilized approximately 402 consultants, representing a combination of employee client service personnel and independent contracting firms. Of these, 261 were employee consultants and approximately 141 were working on engagements for us primarily through independent subcontracting firms. In addition to the consultants, we have an administrative staff of approximately 38 employees in the accounting and finance, marketing, recruiting, information technology, human resources, legal and administrative areas. As of December 30, 2017, we had 240 total employees, of which 228 were full-time.

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

MAJOR CUSTOMERS

Since our inception, we have provided services to over a thousand domestic and international customers, primarily communication service providers and large technology and applications firms serving the communications industry and financial firms that invest in this sector. In more recent years, we have added to our base of customers with cable, media and entertainment clients looking to leverage communications infrastructure to deliver offerings to the market. We depend on a small number of key customers for a significant portion of our revenues. For fiscal year 2017, two customers accounted for 27% and 13%, respectively, of our revenues. No other single customer accounted for 10% or more of our revenues. Also during fiscal year 2017, our top ten customers accounted for approximately 82% of total revenues. We generally provide discounted pricing for large projects on fixed commitments with long-term customers. Our clients' needs for services vary substantially from period to period and therefore they typically engage services on a project basis.

We continue to concentrate on large wireline, wireless, and cable MSOs headquartered principally in North America, the U.K. and Western Europe, as well as media and entertainment clients. We seek to offer broad and diversified services to these customers. We anticipate that operating results will continue to depend on the volume of services provided to a relatively small number of customers.

FOREIGN MARKETS

A substantial portion of our business is conducted in foreign markets and a substantial portion of our revenues and costs are derived from our international business. Our international revenues in the 2017 fiscal year represented 63.3% of our total revenues, up from 59.1% of our total revenues in the 2016 fiscal year. For information on results of operations and assets by geographic location, please see Note 7, Business Segments, Major Customers and Significant Group Concentrations of Credit Risk, in the Notes to the Consolidated Financial Statements included in Item 8 “Consolidated Financial Statements” of this report. Our international operations expose us to a number of business and economic risks, including unfavorable foreign currency exchange rates or fluctuations; our ability to protect our intellectual property; the impact of foreign laws, regulations and trade customs; U.S. and foreign taxation issues; potential limits on our ability to repatriate foreign profits; and general political and economic trends, including political and economic conditions in foreign markets and the potential impact of terrorist attacks or international hostilities. If we are unable to achieve anticipated levels of revenues from or efficiently manage our international operations, our overall revenues and profitability may decline.

RESEARCH AND DEVELOPMENT AND SOFTWARE DEVELOPMENT EXPENSES

Our research and development costs for internally-developed software products that are used by our associates in delivering services to our clients totaled $0.7 million and $0.9 million in fiscal years 2017 and 2016, respectively. During fiscal years 2017 and 2016, $0.4 million and $0.5 million, respectively, of these costs were expensed as incurred. During fiscal years 2017 and 2016, $0.3 million and $0.4 million of internal use software development costs were capitalized, respectively.

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

ITEM 1A. RISK FACTORS

Without additional financing, our existing capital resources may not be sufficient to fund our operations beyond the near term and may not be sufficient to repay an outstanding promissory note and fund our operations if the Elutions promissory note is called for redemption by the holder or if the closing of the Merger does not occur and the Working Capital Note becomes due. Under Accounting Standards Update 2014-15, Presentation of Financial Statements - Going Concern, that contingency creates substantial doubt as to our ability to continue as a going concern because the call for redemption of the promissory note is outside of our control and resolving that contingency depends upon our raising additional debt or equity financing on acceptable terms.

In August 2014, the FASB released ASU 2014-15, Presentation of Financial Statements – Going Concern, which requires a company to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within the one year period subsequent to the date that the financial statements are issued or within the one-year period subsequent the date that the financial statements are available to be issued. This accounting guidance was effective for the Company in the fourth quarter of 2016. Our cash resources and cash flows from financing activities have been sufficient to pay our obligations and debts as they become due. However, our current capital resources may not be sufficient to allow us to continue our operations. During fiscal year 2017, net cash used in operating activities was $4.5 million. At December 30, 2017, we had approximately $0.8 million in cash and cash equivalents and negative working capital of $44,000. Our current capital resources may not be sufficient to repay a promissory note payable to Elutions Capital Ventures S.à r.l, a subsidiary of Elutions, in an aggregate original principal amount of $3.3 million ("Elutions Note"), if it were to be called for redemption, and to fund our operations going forward. The Elutions Note matures on March 18, 2019, but may be called for redemption by the holder at any time and is payable 30 days after it is called for redemption. We are not in default under the Elutions Note and do not have any reason to currently expect that the Elutions Note will be called for redemption, given that (i) we are making timely payments of interest on the Elutions note, (ii) a call by the holder of the Elutions Note would cause Elutions to no longer have the right to purchase shares of stock pursuant to the Tracking Warrant and (iii) Elutions is a significant stockholder of the Company and a call by the holder of the Elutions Note for redemption may adversely affect the value of Elutions' other equity holdings in the Company. Under the Tracking Warrant, Elutions has the right to purchase up to 996,544 shares of common stock of the Company for $3.28 per share. The Tracking Warrant expires March 18, 2020. Although we do not have any reason to currently expect that the Elutions Note will be called for redemption, any determination by the holder of the Elutions Note is outside of our control.

Pursuant to the Merger Agreement, Parent's designee made a working capital loan to the Company of $1,000,000. The loan bears interest at an annual rate of ten percent (10%). The loan is due and payable in full on the earlier of (a) the closing of the Merger, (b) the date the Merger Agreement is terminated in accordance with its terms (subject to an extension of the due date in certain circumstances), or (c) September 30, 2018. We have no reason to believe that the Merger will not occur or that the Merger Agreement may be terminated, but if the Merger Agreement is terminated we would not have the ability to repay the loan without the infusion of new debt or equity capital.

We have entered into receivable financing and factoring arrangements with respect to certain accounts receivable, provided that our ability to finance receivables is subject to limitations, including the willingness of the purchaser to purchase individual accounts receivable that are offered by us under certain arrangements. If the Elutions Note is called for redemption by the holder or if we realize significant negative cash flows from operations, we will be required to seek additional debt or equity financing. As further described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources", Elutions has certain rights of first offer in connection with debt financings by us, subject to certain exceptions. In addition, if we obtain debt financing from other lenders, subject to certain exceptions, Elutions may require us to redeem the Elutions Note and to repurchase the shares of our common stock originally acquired by Elutions at a price based upon market prices over 15 trading days prior to the repurchase. In addition, Elutions has certain preemptive rights in connection with equity issuances by us, subject to certain exceptions, and we and our subsidiaries may not, without the prior written consent of Elutions, issue options, warrants or similar rights or convertible securities, other than with respect to certain excluded issuances.

We have explored alternatives to address our liquidity needs in the event the Elutions Note is called for redemption. However, there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. Our ability to secure new financing may be impacted by economic and financial market conditions. If financing is obtained through the sale of additional equity securities or debt securities with equity features, it could result in dilution to our stockholders. If adequate funds were not available on acceptable terms, our business, results of operations, cash flows, and financial condition could be materially adversely affected.

Our financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Management has concluded under the new accounting standard that there is substantial doubt about the Company's ability to continue as a going concern if the Company is unable to arrange financing sufficient to pay off the Elutions note upon a call for redemption or if the Merger does not occur and we are required to repay the working capital loan to Parent. In addition, if we are unable to generate additional cash from operations or obtain financing in addition to the working capital loan, we may be unable to fund our operations in the future. If we become unable to continue as a going concern, we may have to (i) seek protection under bankruptcy reorganization laws, or (ii) liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty, including any adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

We have experienced losses from operations, and any future losses and negative cash flows from operations could materially adversely affect our limited liquidity.

We incurred a net loss of $6.2 million in the fiscal year ended December 30, 2017 and a net loss of approximately $13.9 million in the fiscal year ended December 31, 2016. Our cash used by operations was $4.5 million and $2.3 million for the fiscal years ended December 30, 2017 and December 31, 2016, respectively. We had cash and cash equivalents of $0.8 million and negative working capital of $44,000 as of December 30, 2017. If we do not achieve sustained profitable operations and positive cash flows from operations, we could experience significant liquidity challenges.

Our revenues have decreased significantly in recent periods and may continue to decrease in the future.

Our consolidated revenues decreased $21.0 million, or 29.2%, to $50.8 million for fiscal year 2017 from $71.7 million for fiscal year 2016. Although we have substantially reduced operating expenses, the reduction in expenses has only partially offset the decline in revenues. If we are unable to maintain or grow our revenues in the future, our financial results and ability to continue operations may be materially adversely affected.

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

Our revenues and operating results may vary significantly from quarter-to-quarter due to a number of factors. Any of these factors could adversely affect our stock price. Factors that could cause quarterly fluctuations include:

•	developments in the communications industry and economic conditions;

•	fluctuations in the value of foreign currencies versus the U.S. dollar;

•	global economic, industry and political conditions and related risks, including acts of terrorism;

•	the beginning and ending of significant contracts during a quarter;

•	the size and scope of projects;

•	the potential loss of key clients or cancellation or deferral of significant engagements;

•	the form of customer contracts changing primarily from time and materials to fixed price or contingent fee, based on project results;

•	the loss of key management or consultants, which could cause clients to end their relationships with us;

•	the ability of clients to terminate engagements without penalty;

•	fluctuations in demand for our services resulting from client budget cuts, or project delays, industry consolidations or downturns or similar events;

•	reductions in the prices of services offered by our competitors;

•	seasonal fluctuations, particularly during the fourth quarter;

•	consultant utilization and billing rates; and

•	our use of estimates of the costs and timing to complete ongoing projects.

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

Our common stock is quoted on the OTCQB, which may result in limited and sporadic trading in our common stock.

Our common stock is quoted on the OTCQB, which is a significantly more limited trading market than a large national securities exchange. The quotation of the Company’s shares on the OTCQB may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock and could adversely affect the trading price of our common stock. As a result, our stockholders may have difficulty reselling any of their shares.

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

In addition, stock markets experience significant price and volume fluctuations. These fluctuations particularly affect the market prices of the securities of many technology and communications companies. These broad market fluctuations could harm the market price of our common stock. Our market capitalization may also discourage analysts and investors from following us. Because of our limited public float, our stock price can be susceptible to significant fluctuations based upon a comparatively low trading volume. Additionally, due to the limited public float of our common stock, investors may find their investment illiquid, and suffer losses.

The largest beneficial owner of our common stock may have substantial influence over us.

In connection with the entering into our strategic relationship with Elutions, as more fully described in Note 3, Strategic Alliance and Investment by Elutions, Inc., in the Notes to the Consolidated Financial Statements included in Item 8 “Consolidated Financial Statements” of this report, we issued to Elutions 609,756 shares of our common stock and a Tracking Warrant to purchase 996,544 shares of our common stock. These issuances, together, represent approximately 15.4% of our outstanding shares of common stock on a fully diluted basis after such potential issuance under the Tracking Warrant, based on the shares of common stock outstanding as of December 30, 2017. In addition, together with the Incentive Warrant, the total potential ownership amount of Elutions would represent approximately 36.2% of our issued and outstanding shares of common stock on a fully diluted basis after such potential issuances under the Warrants, based on the shares of common stock outstanding as of December 30, 2017. Accordingly, Elutions is the largest beneficial owner of our shares of common stock and has substantial current and potential future influence over all matters submitted to the stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets).

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

Risks Related to our Proposed Transaction with CHLLC

The consummation of the Offer and the Merger are subject to many conditions and if these conditions are not satisfied or waived, the Offer and the Merger will not be completed.

We cannot provide any assurance that the Offer or the Merger will be completed or that there will not be a delay in the completion of the Offer or the Merger. The obligations of Merger Sub to purchase Shares tendered in the Offer is subject to customary closing conditions, including (i) a number of Shares must have been validly tendered and not validly withdrawn that, when added to the number of Shares (if any) then beneficially owned by CHLLC or its controlled affiliates (including Merger Sub), equals at least a majority of all Shares then outstanding (together with Shares underlying options as to which notice of exercise have been received prior to expiration of the Offer but not then issued); (ii) the absence of any order, applicable law or other legal restraints of an applicable governmental authority enjoining or otherwise prohibiting the consummation of the Offer or the proposed Merger; (iii) the accuracy of certain representations and warranties of the Company contained in the Merger Agreement, subject to specified materiality qualifications; (iv) compliance, in all material respects, by the Company with its covenants contained in the Merger Agreement; (v) the absence, since the date of execution of the Merger Agreement, of an event, change, effect, occurrence, circumstance or development, that individually or in the aggregate, has had, or would reasonably be expected to have, a Company Material Adverse Effect (as defined in the Merger Agreement); and (vi) that the Merger Agreement has not been terminated. We cannot provide any assurance as to whether or when the conditions to the closing of the Offer or Merger will be satisfied or waived or as to whether or when the Offer or Merger will be consummated.

The announcement of the Offer and the Merger and the uncertainty about the effects of the transactions could negatively impact our business, financial condition, results of operations and cash flows.
The announcement of the Offer and Merger and the uncertainty about the effect of the transactions on clients, counterparties to contracts, employees and other parties may have an adverse effect on us. These uncertainties could disrupt our business and cause clients, suppliers, vendors, partners and others that deal with us to defer entering into contracts with us or making other decisions concerning us or seek to change or cancel existing business relationships with us. These uncertainties may also impair our ability to attract, retain and motivate key personnel until the Merger is completed.

The Merger Agreement requires us to carry on our business in the ordinary course during the period prior to the consummation of the Merger, and restricts us, without the consent of CHLLC, from taking a number of actions, including entering into or terminating certain contracts, entering into a material new line of business, selling certain assets other than the ordinary course of business consistent with past practice, making investments in other entities and taking certain other actions. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Merger.

The Merger Agreement contains restrictions on our ability to pursue other alternatives to the Offer and Merger and, in specified circumstances, could require us to pay CHLLC a termination fee.

The Merger Agreement contains a customary "no solicitation" provision that, subject to certain exceptions, restricts our ability to (i) solicit, initiate or knowingly encourage or facilitate any inquiries or submission that could lead to a third-party takeover proposal or (ii) enter into, engage or participate in discussions or negotiations with, furnish any nonpublic information relating to the Company to, or execute any agreement with, third parties in connection with a third-party takeover proposal. The no solicitation provision is subject to a "fiduciary out" that permits the Company, under certain circumstances and in compliance with certain obligations, to terminate the Merger Agreement and accept a superior proposal upon payment to CHLLC of a termination fee of $400,000. There also is a risk that the requirement to pay the termination fee in certain circumstances may result in a potential acquirer proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay. See Note 16, Subsequent Events, in the Notes to the Consolidated Financial Statements included in Item 8 “Consolidated Financial Statements” of this report for more information regarding restrictions on our ability to pursue other alternatives.

The Merger Agreement may be terminated in accordance with its terms and the Merger may not be completed.

The Merger Agreement contains certain customary termination rights for both CHLLC and the Company, including, among others, (i) the ability of either CHLLC or the Company to terminate the Merger Agreement if a majority of the Shares have not been purchased by Merger Sub in the Offer within 20 business days after commencement of the Offer, or the Merger is not consummated on or before July 31, 2018; (ii) the ability of the Company to terminate the Merger Agreement, under certain circumstances and in compliance with certain obligations (including the right of Parent to make a more favorable offer within three days after receiving notice of the Superior Proposal), and to enter into an agreement for an alternative transaction that constitutes a Superior Proposal (as defined in the Merger Agreement); and (iii) the ability of CHLLC to terminate the Merger Agreement due to a change in the recommendation of the Board or a breach of the "no solicitation" provisions by the Company, the failure of the Company to comply with its covenants in all material respects, or any inaccuracy of the Company's representations or warranties that would cause a Company Material Adverse Effect (as defined in the Merger Agreement). Upon termination of the Merger Agreement in specified circumstances, the Company is required to pay CHLLC a termination fee of $400,000. See Note 16, Subsequent Events, in the Notes to the Consolidated Financial Statements included in Item 8 “Consolidated Financial Statements” of this report for more information regarding events requiring payment of the termination fee.

Failure to consummate the Offer and the Merger could negatively impact the Company and our future operations.

If the Merger Agreement is terminated in accordance with its terms and the Offer and the Merger are not consummated, our ongoing business may be adversely affected by a variety of factors. Our business may be adversely impacted by (i) the failure to pursue other opportunities during the pendency of the Offer and the Merger, (ii) payment of certain significant transaction costs relating to the Offer and the Merger without receiving the anticipated benefits and (iii) the focus of our management on the Offer and the Merger for an extended period of time rather than on other opportunities. The market price of Company common stock may also decline as a result of any such failures to the extent that the current market prices reflect a market assumption that the Merger will be completed.

Any legal proceedings in connection with the Offer or the Merger could delay or prevent the completion of the Offer or the Merger.

Transactions such as the Offer and the Merger often give rise to lawsuits by stockholders or other third parties. One of the conditions to the closing of the Merger is that no order, injunction, statute, rule, regulation or decree shall have been issued, enacted, entered, promulgated or enforced by a governmental entity or other person that prohibits, precludes, restrains, enjoins or makes illegal the consummation of the Merger. In addition, a condition to closing of the Offer is that no governmental entity of competent jurisdiction shall have enacted, issued, promulgated, enforced or entered any law that is in effect and restrains, enjoins or otherwise prohibits, or issued a final and nonappealable order, or taken any other action, that is in effect and permanently restrains, enjoins or otherwise prohibits the consummation of the Offer, the Merger or the other transactions contemplated by the Merger Agreement. In connection with the Offer or the Merger, plaintiffs may file lawsuits against us and/or our directors and officers. Such legal proceedings could also prevent or delay the completion of the Offer or the Merger and result in additional costs. In addition, if any lawsuit is successful in obtaining an injunction prohibiting us or CHLLC from consummating the Offer or the Merger on the agreed upon terms, the injunction may prevent the Offer or the Merger from being completed within the expected timeframe, or at all. If the Offer or the Merger is prevented or delayed, the lawsuits could result in substantial costs, including any costs associated with the indemnification of directors. The defense or settlement of any lawsuit or claim that remains unresolved at the time the Offer or the Merger is completed may adversely affect our business, financial condition or results of operations.

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

(2)
In March 2017, the Company entered into a sublease at this location. In March 2018, the subtenant vacated the premises. The landlord has terminated this lease effective at the end of March 2018. The Company intends to use temporary space until a permanent location is secured.

(3)	In the first and second quarters of 2017, the Company entered into two subleases for a total of approximately 3,500 square feet at this location.

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
PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock was quoted on the Nasdaq Stock Market ("Nasdaq") under the symbol CRTN through November 13, 2017 and was quoted thereafter on the OTCQB under the symbol CRTN. The high and low prices per share for the Common Stock on Nasdaq and the OTCQB for the fiscal years ended December 30, 2017 and December 31, 2016, by quarter were as follows:

	High	Low
First quarter, fiscal year 2017	$1.57	$0.75
Second quarter, fiscal year 2017	$0.89	$0.41
Third quarter, fiscal year 2017	$1.05	$0.44
Fourth quarter, fiscal year 2017	$1.00	$0.05

	High	Low
First quarter, fiscal year 2016	$2.25	$1.81
Second quarter, fiscal year 2016	$2.11	$0.93
Third quarter, fiscal year 2016	$1.11	$0.56
Fourth quarter, fiscal year 2016	$1.08	$0.50

The above information reflects inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

As of February 23, 2018, there were approximately 36 holders of record of our Common Stock.

Holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available. To date, we have not paid any cash dividends on our Common Stock and do not expect to declare or pay any cash or other dividends in the foreseeable future. We are currently precluded from declaring or paying dividends pursuant to the Merger Agreement.

During the fiscal year ended December 30, 2017, we did not sell any unregistered equity securities, except as previously disclosed in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

(c) ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA

 Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K. Statements included in this discussion that are not statements of current or historical information may constitute forward-looking statements. Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements relating to the proposed Offer and Merger transaction with CHLLC and Merger Sub, statements of assumptions underlying such statements, and statements of the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future. Forward-looking statements can often be identified by the use of forward-looking terminology, such as "will be," "should," "could," "plan," "estimate," "intend," "continue," "believe," "may," "expect," "hope," "anticipate," "goal" or "forecast," variations thereof or similar expressions. Certain risks and uncertainties could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause a difference include, but are not limited to, our ability to generate sufficient cash flow from operations and obtain sufficient financing to pay our obligations and debts as they become due and continue our operations, our ability to pay the Elutions Note if called for redemption by Elutions, our ability to successfully implement the strategic relationship with Elutions, conditions in the industry sectors that we serve, including the slowing of client decisions on proposals and project opportunities along with scope reduction of existing projects, overall economic and business conditions, our ability to retain the limited number of large clients that constitute a major portion of our revenues, our ability to protect client or Cartesian data or information systems from security breaches and cyber-attacks, technological advances and competitive factors in the markets in which we compete, volatility in foreign exchange rates, the risk that the Offer and Merger will not be consummated within the expected time period or at all, the risk that the business of the Company may suffer as a result of uncertainty surrounding the Offer and the Merger, the risk that the Offer and Merger may involve unexpected costs, liabilities or delays; the risk that legal proceedings may be initiated related to the Offer and the Merger and the outcome of any legal proceedings related to the Offer and the Merger may be adverse to the Company, and the factors described in “Risk Factors” in Item 1A of this report. Other factors that we have not identified in this document could also have this effect. All forward-looking statements made in this Annual Report on Form 10-K are made as of the date hereof. We will not necessarily update the information in this Annual Report on Form 10-K if any forward-looking statement later turns out to be inaccurate, except as may be required by law.

We report our financial data on a 52/53-week fiscal year for reporting purposes. Fiscal years 2017 and 2016 were each comprised of 52 weeks. For further discussion of our fiscal year-end, see Item 8, "Consolidated Financial Statements," Note 1, "Organization and Summary of Significant Accounting Policies," of the Notes to the Consolidated Financial Statements contained herein.

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

Our global investments in targeting the cable industry have positioned our business to better serve consolidating telecommunications carriers and the converging global media and entertainment companies. The convergence of communications with media and entertainment, the pace of technological change in the sector, and the consolidation of large telecommunications carriers have required us to focus our strategy on serving our clients in both North America and European markets, continuing to expand our offerings with software and strengthening our position within the large carriers and media and entertainment companies. We continue to focus our efforts on identifying, adapting to and capitalizing on the changing dynamics prevalent in the converging communications, media and entertainment industries.

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

Proposed Sale Transaction

On March 21, 2018, Company, entered into the Merger Agreement pursuant to which, among other things, Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of CHLLC. The proposed transaction is structured as a two-step transaction consisting of a first-step cash tender offer for outstanding shares of the Company's common stock followed by the second-step Merger.

Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Merger Sub will commence the Offer to acquire all of the issued and outstanding Shares at a price per share equal to $0.40, net to the seller in cash, without interest, subject to any withholding of taxes required by applicable law. Upon satisfaction or waiver (to the extent permitted by the Merger Agreement and applicable law) of specified conditions in the Merger Agreement (including receipt of any required affirmative vote by the holders of a majority of the outstanding shares, each Share remaining outstanding after consummation of the Offer (other than Shares owned directly by the Company or Merger Sub or Shares as to which appraisal rights have been perfected) will be converted in the Merger into the right to receive the Offer Price, without interest thereon and less any applicable withholding taxes. If 90% or more of the outstanding Shares are purchased in the Offer, the Merger may be effected by a resolution adopted by the Merger Sub's board of directors without the need for a meeting of the Company's stockholders.

The Merger Agreement requires us to carry on our business in the ordinary course during the period prior to the consummation of the Merger, and restricts us, without the consent of CHLLC, from taking a number of actions relating to our business, including entering into or terminating certain contracts, entering into a material new line of business, selling certain assets other than in the ordinary course of business consistent with past practice, making investments in other entities and taking certain other actions.

Pursuant to the Merger Agreement, Parent's designee would make a working capital loan to the Company of $1,000,000. In connection with the loan transaction, the Company issued the Working Capital Note to Parent's designee, Auto Cash Financing, Inc. that bears interest at an annual rate of ten percent (10%). The Working Capital Note is secured by a lien on all assets of the Company and its subsidiaries (except certain assets that are pledged by the Company to Elutions Capital Ventures S.a. r.l), subordinate only to certain existing and permitted encumbrances. The Working Capital Note is due and payable in full on the earlier of (a) the closing of the Merger, (b) the date the Merger Agreement is terminated in accordance with its terms (subject to an extension of the due date in certain circumstances), or (c) September 30, 2018.

See Note 16, Subsequent Events, in the Notes to the Consolidated Financial Statements included in Item 8 “Consolidated Financial Statements” of this report for more information regarding these transactions.

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

A change in the estimate of the remaining life of one or more identifiable intangible assets or the impairment of one or more identifiable intangible assets could have a material impact on our results of operations and financial condition. Our identifiable intangible assets' carrying value, net of amortization, was approximately $0.3 million as of December 30, 2017.

Revenue Recognition - We recognize revenues from time and materials consulting contracts in the period in which our services are performed. We recognized $22.2 million and $25.5 million in revenues from time and materials contracts during fiscal years 2017 and 2016, respectively. In addition to time and materials contracts, our other types of contracts include fixed fee contracts. We recognize revenues on milestone or deliverables-based fixed fee contracts and time and materials contracts not to exceed contract price using the percentage of completion-like method described by FASB ASC 605-35, "Revenue Recognition - Construction-Type and Production-Type Contracts". For fixed fee contracts where services are not based on providing deliverables or achieving milestones, we recognize revenues on a straight-line basis over the period during which such services are expected to be performed. During fiscal years 2017 and 2016, we recognized $28.5 million and $46.3 million, respectively, in revenues on fixed fee contracts. In connection with some fixed fee contracts, we receive payments from customers that exceed recognized revenues. We record the excess of receipts from customers over recognized revenue as deferred revenue. Deferred revenue is classified as a current liability to the extent it is expected to be earned within twelve months from the date of the balance sheet.

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

We also develop, install and support customer software in addition to our traditional consulting services. Although there was no revenue recognized related to software sales agreements for fiscal years 2017 or 2016, we also provide post-contract support ("PCS") services, including technical support and maintenance services as well as other professional services not essential to the functionality of the software. For those contracts that include PCS service arrangements which are not essential to the functionality of the software solution, we separate the FASB ASC 605-35 software services and PCS services utilizing the multiple-element arrangement model prescribed by FASB ASC 605-25, "Revenue Recognition - Multiple-Element Arrangements ". FASB ASC 605-25 addresses the accounting treatment for an arrangement to provide the delivery or performance of multiple products and/or services where the delivery of a product or system or performance of services may occur at different points in time or over different periods of time. We utilize FASB ASC 605-25 to separate the PCS service elements and allocate total contract consideration to the contract elements based on the relative fair value of those elements utilizing PCS renewal terms as evidence of fair value. Revenues from PCS services are recognized ratably on a straight-line basis over the term of the support and maintenance agreement.

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

Accounting for Income Taxes - Accounting for income taxes requires significant estimates and judgments on the part of management. Such estimates and judgments include, but are not limited to, the effective tax rate anticipated to apply to tax differences that are expected to reverse in the future, the sufficiency of taxable income in future periods to realize the benefits of net deferred tax assets and net operating losses currently recorded and the likelihood that tax positions taken in tax returns will be sustained on audit. We account for income taxes in accordance with FASB ASC 740 “Income Taxes”. As required by FASB ASC 740, we record deferred tax assets or liabilities based on differences between financial reporting and tax basis of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. FASB ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of December 30, 2017 and December 31, 2016, cumulative valuation allowances in the amount of $25.0 million and $36.6 million, respectively, were recorded in connection with domestic and international net deferred income tax assets.

As required by FASB ASC 740, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the guidance. Pursuant to FASB ASC 740, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As of December 30, 2017, we have no recorded liability for unrecognized tax benefits.

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

Research and Development and Software Development Costs - Software development costs are accounted for in accordance with FASB ASC 985-20, “Software - Costs of Software to Be Sold, Leased, or Marketed” and FASB ASC 350-40, “Intangibles - Goodwill and Other - Internal-Use Software.” Capitalization of software development costs for products that can be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. We capitalize development costs incurred during the period between the establishment of technological feasibility and the release of the final product to customers if such costs are material. In addition, we capitalize software development costs for internal use software that we do not intend to market to third parties but use to deliver services. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, the date technological feasibility is reached, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. During fiscal years 2017 and 2016, approximately $0.4 million and $0.5 million, respectively, of these costs were expensed as incurred. During fiscal years 2017 and 2016, $0.3 million and $0.4 million, respectively, of internal use software development costs were capitalized.

Inventory – In accordance with the provisions of FASB ASC 330, “Inventory,” the Company’s inventory is stated at the lower of cost, using the first-in, first-out (FIFO) method, or fair value. As of December 30, 2017 and December 31, 2016, the Company had $0.2 million and $0.4 million in inventory, respectively, all of which was finished goods. All of the inventory was purchased in July 2014 from Elutions, Inc. (“Elutions”), which owns more than five percent of the outstanding shares of common stock of the Company. As provided for in the general framework agreement between the Company and Elutions (see Note 3, Strategic Alliance and Investment by Elutions, Inc. in the Notes to the Consolidated Financial Statements included in Item 8, "Consolidated Financial Statements", of this report), if the Company had not sold 75% of such inventory acquired from Elutions within one year after acquisition, Elutions is required upon request of the Company to source its requirements for future projects in the U.S. or U.K. from such inventory subject to a 10% discount against the Company’s purchase price until the Company has exhausted such inventory. In fiscal 2015, the Company requested that Elutions source its requirements for future projects from the inventory that was acquired by the Company from Elutions in July 2014. Management expects to continue to work with Elutions to utilize the inventory but changes in management’s expectations in future periods as the matter is resolved could further impact the net realizable value of the inventory.

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

RESULTS OF OPERATIONS

FISCAL 2017 COMPARED TO FISCAL 2016

REVENUES

Revenues decreased $21.0 million, or 29.2%, to $50.8 million for fiscal year 2017 from $71.7 million for fiscal year 2016. The decrease was primarily due to a large customer engagement in North America in fiscal 2016 along with a lower volume of projects in fiscal 2017 for both North America and EMEA. The decrease is also related to a $1.9 million unfavorable change in foreign currency translation rates applied to revenues in our EMEA segment. Our international revenues were approximately 63.3% of total revenues for fiscal 2017 as compared to 59.1% for fiscal 2016.

North America Segment - North America segment revenues decreased $10.8 million, or 38.5%, to $17.2 million for fiscal year 2017 from $28.1 million for fiscal year 2016. This decrease was primarily due to a large customer engagement during fiscal 2016 along with a lower volume of projects during fiscal 2017. During fiscal year 2017, this segment provided services on 118 customer projects, compared to 122 projects performed in fiscal year 2016. Average revenue per project was $146,000 and $230,000 for fiscal years 2017 and 2016, respectively. Revenues recognized in connection with fixed price engagements totaled $12.1 million and $22.7 million, representing 70% and 81.0% of total revenues of the segment, for fiscal years 2017 and 2016, respectively.

EMEA Segment - EMEA segment revenues decreased 23.3% to $32.9 million for fiscal year 2017 from $42.9 million for fiscal year 2016. The decrease was primarily due to a decrease in the volume of business in fiscal 2017 compared to fiscal 2016 in addition to the impact of a $1.9 million unfavorable foreign currency translation of the segment's functional currency to our reporting currency, the U.S. Dollar. During fiscal 2017 and 2016, this segment provided services on 385 and 429 customer projects, respectively. Average revenue per project was approximately $83,000 and $100,000 for fiscal years 2017 and 2016, respectively. Revenues from post-contract software related support services were approximately $0.7 million and $0.9 million for fiscal years 2017 and 2016, respectively.

Strategic Alliances Segment - Strategic Alliances segment revenues were $0.6 million and $0.8 million for fiscal years 2017 and 2016, respectively.

COST OF SERVICES

Cost of services decreased $11.6 million, or 24.7%, to $35.5 million for fiscal year 2017 compared to $47.1 million for fiscal year 2016, primarily due to lower revenues and the impact of the change in foreign currency exchange rates of approximately $1.2 million. Our gross margin was 30.1% for fiscal year 2017, compared to 34.3% for fiscal year 2016.

North America Segment - Cost of services in the North America segment during fiscal years 2017 and 2016 were $11.4 million and $17.5 million, respectively. This decrease was primarily related to lower revenues in fiscal 2017 as compared to fiscal 2016. Our North America segment gross margin was 33.9% for fiscal 2016 compared to 38.8% for fiscal 2016. The decline in gross margin rate was primarily driven by project mix.

EMEA Segment - Cost of services in the EMEA segment were $23.0 million and $28.6 million during fiscal years 2017 and 2016, respectively. The decrease in cost of services was a result of lower revenue as well as the impact of a $1.2 million change in foreign currency exchange rates. Gross margin in our EMEA segment was 30.1% and 33.2% for fiscal years 2017 and 2016, respectively. The decline in gross margin rate within the EMEA segment was primarily due to project mix.

Strategic Alliances Segment - Cost of services was $0.8 million and $1.0 million for fiscal years 2017 and 2016, respectively.

OPERATING EXPENSES

Selling, general and administrative expenses decreased $6.0 million, or 21.5% to $21.7 million for fiscal year 2017, compared to $27.6 million for fiscal year 2016. The decrease in selling, general and administrative expenses for fiscal year 2017 included a reduction of approximately $0.5 million related to the change in foreign currency exchange rates. During fiscal year 2017 compared to fiscal year 2016, salaries and related expense decreased $3.2 million, professional services and outside consultants expense decreased $0.4 million, travel related expense decreased $0.2 million and technology-related expense decreased $0.8 million, The decrease in selling, general and administrative expenses also included an increase in rental income of $0.3 million and a $0.6 million favorable impact related to the change in the fair value of contingent consideration. As a percentage of revenues, our selling, general and administrative expenses were 42.7% and 38.5% for fiscal years 2017 and 2016, respectively.

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

OTHER INCOME AND EXPENSE

Other expense for fiscal years 2017 and 2016 was $0.1 million and $0.3 million, respectively. Other expense for both the 2017 and 2016 fiscal years included $0.3 million and $0.3 million of interest expense, respectively, primarily related to the Elutions Note issued to a subsidiary of Elutions. Fiscal 2017 also included $337,000 of income related to the change in fair value of the derivative liability embedded in the Elutions Note whereas this amount for fiscal 2016 was immaterial.

INCOME TAXES

During each of fiscal years 2017 and 2016, the Company recorded income tax benefits of $0.2 million, respectively. The income tax benefit for fiscal 2017 was primarily related to refinements of the projected 2016 U.K. tax liabilities. The income tax benefit for fiscal 2016 was primarily related to a $0.8 million domestic benefit recognized in connection with adjustments to domestic deferred taxes related to the impairment of goodwill amortized for income tax purposes but not for financial reporting purposes netted with a $0.6 million international expense recognized in connection with the international valuation allowance in fiscal 2016. For fiscal years 2017 and 2016, we recorded no income tax benefit related to our pre-tax losses in accordance with the provisions of FASB ASC 740, "Income Taxes", which requires an estimation of our ability to use recorded deferred income tax assets. We currently have recorded a valuation allowance against domestic and international deferred income tax assets generated due to uncertainty about their ultimate realization as a result of our history of operating losses. If we continue to report net operating losses for financial reporting purposes, no additional tax benefit would be recognized for those losses, since we will not have accumulated enough positive evidence to support our ability to utilize the net operating loss carry-forwards in the future.

On December 22, 2017 the United States enacted tax reform legislation through the Tax Cuts and Jobs Act, which significantly changes the existing U.S. tax laws, including a reduction in the corporate tax rate from 35% to 21%, a move from a worldwide tax system to a territorial system, as well as other changes. As a result of enactment of the legislation, the Company incurred a $13.1 million reduction to the gross deferred tax assets of the Company, primarily related to the remeasurement of deferred tax assets and liabilities at the lower corporate tax rates. However, due to the going concern assertion and full valuation allowance on the deferred tax assets and liabilities of the Company, the tax reform legislation has zero net effect on the Company’s deferred tax assets as a whole.

STATEMENT REGARDING NON-GAAP FINANCIAL MEASUREMENT

In addition to loss from operations on a GAAP basis and net loss and net loss per share on a GAAP basis, our management uses the following non-GAAP financial measures, "Non-GAAP adjusted (loss) income from operations", "non-GAAP adjusted net loss," and “Constant Currency Revenues” in its evaluation of our performance, particularly when comparing performance to the prior fiscal year. These non-GAAP measures contain certain non-GAAP adjustments which are described in the following schedule entitled "Reconciliation of GAAP Loss from Operations to Non-GAAP Adjusted (Loss) Income from Operations and GAAP Net Loss to Non-GAAP Adjusted Net Loss" and “Reconciliation of Non-GAAP Constant Currency Revenues to GAAP Revenues.” In making these non-GAAP adjustments, we take into account certain non-cash expenses and benefits, including tax effects as applicable, and the impact of certain items that are generally not expected to be on-going in nature or that are unrelated to our core operations. Management believes the exclusion of these items provides a useful basis for evaluating underlying business performance, but should not be considered in isolation and is not in accordance with, or a substitute for, evaluating our performance utilizing GAAP financial information. In calculating fiscal 2017 revenues on a constant currency basis, the Company applied average foreign exchange rates from fiscal 2016 to the Company's fiscal 2017 foreign-denominated revenues. We believe that providing such adjusted results allows investors and other users of our financial statements to better understand our comparative operating performance for the periods presented. Our non-GAAP measures may differ from similar measures by other companies, even if similar terms are used to identify such measures. Although management believes the non-GAAP financial measures are useful in evaluating the performance of our business, we acknowledge that items excluded from such measures have a material impact on our loss from operations and net loss and net loss per share calculated in accordance with GAAP. Therefore, management uses non-GAAP measures in conjunction with GAAP results. Investors and other users of our financial information should also consider the above factors when evaluating our results.

CARTESIAN, INC.
RECONCILIATION OF GAAP LOSS FROM OPERATIONS TO NON-GAAP ADJUSTED
(LOSS) INCOME FROM OPERATIONS AND GAAP NET LOSS
TO NON-GAAP ADJUSTED NET LOSS
(unaudited)
(in thousands, except per share data)

	Fifty-two Weeks Ended	Fifty-two Weeks Ended
	December 30, 2017	December 31, 2016
Reconciliation of GAAP loss from operations to non-GAAP adjusted (loss) income from operations:

GAAP loss from operations	$(6,378)	$(13,826)

Depreciation	1,250	994
Amortization of intangible assets	275	301
Non-cash share based compensation expense	50	302
Goodwill impairment	—	10,830
Fair value adjustment to contingent consideration	365	(273)
Inventory adjustment	181	264
Accrued executive severance and related costs	368	1,012
Lease expense for discontinuation of office space	—	(39)
Foreign currency exchange loss on note payable	(294)	592
Adjustments to GAAP loss from operations	2,195	13,983

Non-GAAP adjusted (loss) income from operations	$(4,183)	$157

Reconciliation of GAAP net loss to non-GAAP adjusted net loss:

GAAP net loss	$(6,243)	$(13,883)

Depreciation	1,250	994
Amortization of intangible assets	275	301
Non-cash share based compensation expense	50	302
Goodwill impairment	—	10,830
Fair value adjustment to contingent consideration	365	(273)
Inventory adjustment	181	264
Accrued executive severance and related costs	368	1,012
Lease expense for discontinuation of office space	—	(39)
Change in fair value of derivative liabilities	(337)	18
Foreign currency exchange loss on note payable	(294)	592
Incentive warrants expense	58	53
Tax effect of applicable non-GAAP adjustments (1)	66	(934)
Adjustments to GAAP net loss	1,982	13,120

Non-GAAP adjusted net loss	$(4,261)	$(763)

	Fifty-two Weeks Ended	Fifty-two Weeks Ended
	December 30, 2017	December 31, 2016
Reconciliation of GAAP net loss per diluted common share to non-GAAP adjusted net loss per diluted common share:

GAAP net loss per diluted common share	$(0.70)	$(1.61)

Depreciation	0.14	0.12
Amortization of intangible assets	0.03	0.03
Non-cash share based compensation expense	0.01	0.03
Goodwill impairment	—	1.25
Fair value adjustment to contingent consideration	0.04	(0.03)
Inventory adjustment	0.02	0.03
Accrued executive severance and related costs	0.04	0.12
Change in fair value of derivative liabilities	(0.04)	—
Foreign currency exchange loss on note payable	(0.03)	0.07
Incentive warrants expense	0.01	0.01
Tax effect of applicable non-GAAP adjustments (1)	0.01	(0.11)
Adjustments to GAAP net loss per diluted common share	0.22	1.52

Non-GAAP adjusted net loss per diluted common share	$(0.48)	$(0.09)

Weighted average shares used in calculation of Non-GAAP adjusted net loss per diluted common share	8,967	8,639

(1)
The Company calculated the tax effect of non-GAAP adjustments by applying an applicable estimated jurisdictional tax rate to each specific non-GAAP item after consideration of the Company's valuation allowance.

CARTESIAN, INC.
RECONCILIATION OF GAAP REVENUES
TO NON-GAAP CONSTANT CURRENCY REVENUES
(unaudited)
(in thousands, except growth rates)

	Fifty-two Weeks Ended	Fifty-two Weeks Ended
	December 30, 2017	December 31, 2016	Year-Over-Year Decrease
Non-GAAP Constant Currency Revenues Reconciliation (1)

GAAP revenues, as reported	$50,779	$71,739	(29.2)%
Foreign currency exchange impact on 2017 revenues using 2016 average rates	1,879
Non-GAAP revenues, at constant currency	$52,658	$71,739	(26.6)%

(1) Non-GAAP revenues on a constant currency basis are calculated by applying the average foreign exchange rates for the fifty-two weeks ended December 31, 2016 to foreign-denominated revenues in the current year. The difference between non-GAAP revenues and revenues calculated in accordance with GAAP is shown as "foreign currency exchange impact" in the table above. Non-GAAP constant currency revenue growth (decrease) (expressed as a percentage) is calculated by determining the change in non-GAAP constant currency revenues in fiscal 2017 compared to GAAP revenues for the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal year 2017, net cash used in operating activities was $4.5 million. Included in net cash used in operating activities was a net loss of $6.2 million, partially offset by $2.0 million of non-cash expenses. In addition, changes in working capital used cash of approximately $0.2 million. The working capital changes primarily related to a $1.6 million decrease in accounts receivable related to the timing of collections from customers and a $0.3 million increase in trade accounts payable related to the timing of payments to vendors, offset by a $2.2 million decrease in accrued liabilities, primarily related to accrued payroll and related expenses and $0.1 million of cash paid for the earn-out associated with the acquisition of the Farncombe Entities. The remaining amount of cash paid, approximately $0.8 million, for the earnout is classified as cash used in financing activities as required by U.S. GAAP.

During fiscal year 2016, our operating activities used cash of $2.4 million. The net cash used in operating activities included a net loss of $13.9 million, partially offset by $12.5 million of non-cash expenses and changes in working capital, which used cash of approximately $1.0 million. Working capital changes included a decrease in accounts payable of $1.2 million and a decrease in other accrued liabilities of $0.9 million, which were partially offset by a decrease in accounts receivable of $0.7 million related to the timing of collections, including accounts receivable transferred under our agreements with third-party financial institutions.

Net cash used in investing activities was $1.2 million and $1.0 million for fiscal years 2017 and 2016, respectively. Fiscal 2017 and 2016 included $1.2 million and $0.7 million, respectively, of cash used for the purchase of office equipment, software and computer equipment. The 2016 fiscal year included cash used of $0.3 million related to the acquisition of the Farncombe Entities.

Net cash provided by financing activities was $2.7 million and $0.7 million for fiscal years 2017 and 2016. respectively. Cash provided by financing activities for fiscal years 2017 and 2016 primarily related to cash received under the accounts receivable factoring agreements with third-party financial institutions. For further discussion of the factoring agreements, see below and Note 1, Organization and Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements included in Item 8, "Consolidated Financial Statements", of this report. During fiscal year 2017, we paid the earn-out associated with the acquisition of the Farncombe Entities, of which $0.8 million is included in cash used in financing activities. During fiscal 2016 we used $0.1 million to repurchase shares under a put option agreement with a former executive.

At December 30, 2017, we had approximately $0.8 million in cash and cash equivalents and negative net working capital of $44,000. At December 30, 2017, $0.3 million and $0.4 million of our cash and cash equivalents were denominated in British pounds sterling and Euros, respectively, which we would be able to repatriate, if needed, without any negative U.S. income tax consequences. Our current capital resources may not be sufficient to repay the Elutions Note described below in an aggregate original principal amount of $3.3 million, if it were to be called for redemption, and to fund our operations going forward. The Elutions Note matures on March 18, 2019, but may be called for redemption by the holder at any time and is payable 30 days after it is called for redemption. We are not in default under the Elutions Note and do not have any reason to currently expect that the Elutions Note will be called for redemption, given that (i) we are making timely payments of interest on the Elutions Note, (ii) a call by the holder of the Elutions Note for redemption would cause Elutions to no longer have the right to purchase shares of stock pursuant to the Tracking Warrant and (iii) Elutions is a significant stockholder of the Company and a call by the holder of the Elutions Note for redemption may adversely affect the value of Elution's other equity holdings in the Company. Under the Tracking Warrant, Elutions has the right to purchase up to 996,544 shares of common stock of the Company for $3.28 per share. The Tracking Warrant expires March 18, 2020. Although we do not have any reason to currently expect that the Elutions Note will be called for redemption, any determination by the holder of the Elutions Note is outside of our control.

Pursuant to the Merger Agreement, Parent's designee made a working capital loan to the Company of $1,000,000. The loan bears interest at an annual rate of ten percent (10%) and is secured by a lien on all assets of the Company and its subsidiaries (except certain assets that are pledged by the Company to Elutions Capital Ventures S.a. r.l), subordinate only to certain existing and permitted encumbrances. The loan is due and payable in full on the earlier of (a) the closing of the Merger, (b) the date the Merger Agreement is terminated in accordance with its terms (subject to an extension of the due date in certain circumstances), or (c) September 30, 2018. We have no reason to believe that the Merger will not occur or that the Merger Agreement may be terminated, but if the Merger Agreement is terminated we would not have the ability to repay the loan without the infusion of new debt or equity capital. Under certain circumstances, we would be required to pay a termination fee of $400,000 to CHLLC in the event the Merger Agreement is terminated. See Note 16, Subsequent Events, in the Notes to the Consolidated Financial Statements included in Item 8 “Consolidated Financial Statements” of this report for more information regarding these transactions.

As described below, we have entered into receivable financing and factoring arrangements with respect to certain accounts receivable, provided that our ability to finance receivables is subject to limitations, including the willingness of the purchaser to purchase individual accounts receivable that are offered by us under certain arrangements. If the Elutions Note is called by the holder or if we realize significant negative cash flows from operations, we will be required to seek additional debt or equity financing. As further described below, Elutions has certain rights of first offer in connection with debt financings by us, subject to certain exceptions. In addition, if we obtain debt financing from other lenders, subject to certain exceptions, Elutions may require us to redeem the Elutions Note and to repurchase the shares of our common stock originally acquired by Elutions at a price based upon market prices over 15 trading days prior to the repurchase. In addition, Elutions has certain preemptive rights in connection with equity issuances by us, subject to certain exceptions, and we and our subsidiaries may not, without the prior written consent of Elutions, issue options, warrants or similar rights or convertible securities, other than with respect to certain excluded issuances.

In the fourth quarter of 2016, the Company adopted Accounting Standards Update 2014-15, Presentation of Financial Statements - Going Concern, that requires management to assess conditions or events that raise substantial doubt about an entity's ability to continue as a going concern within one year after the financial statements are issued. Management has concluded under ASU 2014-15 that there is substantial doubt about the Company's ability to continue as a going concern if the Company is unable to arrange financing sufficient to pay off the Elutions Note upon a call for redemption or if the Company is required to repay the Working Capital Note prior to the Merger. We are exploring alternatives to address our liquidity needs in the event the Elutions Note is called for redemption or we become required to repay the Working Capital Note prior to the Merger. In addition, if we are unable to generate additional cash from operations or obtain financing in addition to the working capital loan, we may be unable to fund our operations in the future. We currently expect that such financing can be obtained if necessary, but if it is in the form of debt financing, such financing would be at a very high interest rate, or if it is in the form of equity financing, such financing would be on terms that would be highly dilutive to stockholders. However, there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. Our ability to secure new financing may be impacted by economic and financial market conditions. If financing is obtained through the sale of additional equity securities or debt securities with equity features, it could result in dilution to our stockholders. If adequate funds were not available on acceptable terms, our business, results of operations, cash flows, and financial condition could be materially adversely affected.

We have entered into agreements with third-party financial institutions under which we can selectively elect to transfer to the financial institutions accounts receivables with certain of our largest customers on a non-recourse basis. These agreements give us optionality to convert outstanding accounts receivable to cash at what we believe is a reasonable discount rate. During fiscal years 2017 and 2016, $11.0 million and $19.6 million, respectively, in accounts receivable was transferred pursuant to these agreements.

In addition, on April 22, 2016, we entered into an agreement with RTS Financial Service, Inc. ("RTS") under which we may offer for sale, and RTS may purchase, certain accounts receivable of the Company on an account by account basis with recourse. Our obligations under the agreement with RTS are secured by all present and future accounts receivable and related assets, equipment and inventory of the Company, other than to the extent such assets are pledged pursuant to certain existing agreements of the Company and other than assets of the Company's subsidiaries. The Company subsequently amended the Factoring Agreement to add certain North American subsidiaries of the Company to the Factoring Agreement. This agreement provides us with additional ability to convert outstanding accounts receivable to cash, subject to the willingness of RTS to purchase individual accounts receivable. During fiscal years 2017 and 2016, the Company factored $7.4 million and $3.0 million of accounts receivable under the Factoring Agreement which is included in Secured borrowing on the Consolidated Balance Sheets. See Note 1, Organization and Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements included in Item 8, “Consolidated Financial Statements”, of this report.
On July 29, 2016, Cartesian Limited, a U.K. subsidiary of Cartesian, Inc., entered into an Invoice Discounting Agreement, a Debenture (security agreement) and certain related agreements with RBS Invoice Finance Limited ("RBS"). In April 2017, the Company entered into agreements with RBS to include Farncombe Engineering Services Ltd. and Farncombe Technology Limited as companies that could assign eligible accounts receivable to RBS. Pursuant to the terms of the Agreement, Cartesian Limited, Farncombe Engineering Services Ltd., and Farncombe Technology Limited may assign to RBS certain eligible accounts receivable. During fiscal 2017 $26.3 million of accounts receivable were factored under the agreements with RBS. No amounts were factored under the Agreement during fiscal year 2016. As of December 30, 2017, approximately $3.3 million of accounts receivable were available for factoring under the RBS agreement. See Note 1, Organization and Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements included in Item 8, “Consolidated Financial Statements”, of this report.
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

Under certain circumstances, we would be required to pay a termination fee of $400,000 to CHLLC in the event the Merger Agreement is terminated. See Note 16, Subsequent Events, in the Notes to the Consolidated Financial Statements included in Item 8 “Consolidated Financial Statements” of this report for more information regarding payment of the termination fee.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Cartesian, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Cartesian, Inc. (a Delaware Corporation) and subsidiaries (the “Company”) as of December 30, 2017 and December 31, 2016, the related consolidated statements of operations and comprehensive loss, cash flows, and stockholders’ equity for the 52-week periods ended December 30, 2017 and December 31, 2016 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2017 and December 31, 2016, and the results of its operations and its cash flows for the 52-week periods ended December 30, 2017 and December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
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
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2016.

Kansas City, Missouri
March 30, 2018

CARTESIAN, INC.
CONSOLIDATED BALANCE SHEETS

	December 30, 2017	December 31, 2016
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$843	$4,131
Receivables:
Accounts receivable – billed and unbilled	13,034	14,078
Less: Allowance for doubtful accounts	(230)	(398)
Net receivables	12,804	13,680
Inventory, net	180	362
Prepaid and other current assets	1,142	1,591
Total current assets	14,969	19,764

NONCURRENT ASSETS:
Property and equipment, net	1,844	2,056
Intangible assets, net	322	557
Other noncurrent assets	467	324
Total Assets	$17,602	$22,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$2,138	$1,704
Current borrowings	3,269	3,269
Liability for derivatives	633	970
Accrued payroll, bonuses and related expenses	2,414	3,752
Contingent consideration liability	—	1,903
Deferred revenue	797	1,327
Secured borrowing	4,394	768
Other accrued liabilities	1,368	2,117
Total current liabilities	15,013	15,810

NONCURRENT LIABILITIES:
Deferred revenue	932	471
Other noncurrent liabilities	526	588
Total noncurrent liabilities	1,458	1,059

COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS' EQUITY:
Common stock:

Voting — $.005 par value, 20,000,000 shares authorized; 10,120,772 (including 673,703 treasury shares) and 9,659,628 (including 673,703 treasury shares) shares issued as of December 30, 2017 and December 31, 2016, respectively; 9,447,069 and 8,985,925 shares outstanding as of December 30, 2017 and December 31, 2016, respectively	53	50
Preferred stock — $.001 par value, 2,000,000 shares authorized; no shares issued or outstanding
Additional paid-in capital	186,179	184,754
Accumulated deficit	(174,024)	(167,781)
Treasury stock, at cost	(4,409)	(4,409)
Accumulated other comprehensive income —
Foreign currency translation adjustment	(6,668)	(6,782)

Total stockholders’ equity	1,131	5,832
Total Liabilities and Stockholders’ Equity	$17,602	$22,701
See notes to consolidated financial statements.

CARTESIAN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Fifty-Two Weeks Ended	Fifty-Two Weeks Ended
	December 30, 2017	December 31, 2016
	(in thousands, except share data)
Revenues	$50,779	$71,739
Cost of services	35,299	46,842
Inventory impairment	181	264
Gross Profit	15,299	24,633

Selling, general and administrative expenses (includes non-cash share-based compensation expense of $50 and $302, respectively)	21,677	27,629
Goodwill impairment	—	10,830

Loss from operations	(6,378)	(13,826)
Other (expense) income:
Interest (expense) income, net	(342)	(264)
Change in fair value of warrants and derivative liabilities	337	(18)
Incentive warrants expense	(57)	(53)
Other income	—	30
Total other (expense) income	(62)	(305)
Loss before income taxes	(6,440)	(14,131)
Income tax benefit	197	248
Net loss	(6,243)	(13,883)
Other comprehensive loss:
Foreign currency translation adjustment	114	(1,321)
Comprehensive loss	$(6,129)	$(15,204)

Net loss per common share
Basic and diluted	$(0.70)	$(1.61)

Weighted average shares used in calculation of net loss per common share
Basic and diluted	8,967	8,639

See notes to consolidated financial statements.

CARTESIAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fifty-Two Weeks Ended	Fifty-Two Weeks Ended
	December 30, 2017	December 31, 2016
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,243)	$(13,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,250	994
Amortization of intangible assets	275	301
Share-based compensation expense	50	302
Deferred tax expense (benefit)	—	(285)
Goodwill impairment	—	10,830
Inventory impairment	181	264
Change in fair value of warrants and derivative liabilities	(337)	18
Fair value adjustment to contingent consideration	365	(273)
Bad debt expense	146	327
Incentive warrants expense	57	53
Other changes in operating assets and liabilities:
Accounts receivable	1,642	727
Prepaid and other assets	346	122
Trade accounts payable	312	(1,163)
Deferred revenue	(114)	57
Accrued severance liability and related costs	(17)	117
Accrued liabilities	(2,247)	(863)
Contingent consideration paid	(158)

Net cash used in operating activities	(4,492)	(2,355)

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisition, net of cash acquired	—	(295)
Acquisition of property and equipment	(1,209)	(716)

Net cash used in investing activities	(1,209)	(1,011)

CASH FLOWS FROM FINANCING ACTIVITIES:
Secured borrowing	3,527	768
Contingent consideration paid	(792)	—
Put option exercise	—	(85)
Issuance of common stock	1	21

Net cash provided by financing activities	2,736	704

Effect of exchange rate on cash and cash equivalents	(323)	(86)

Net decrease in cash and cash equivalents	(3,288)	(2,748)
Cash and cash equivalents, beginning of period	4,131	6,879
Cash and cash equivalents, end of period	$843	$4,131

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$355	$278
Cash paid during the period for taxes	$109	$273
Non-cash investing and financing transactions:
Change in fair value of warrants and derivative liabilities	$(337)	$18
Accrued property and equipment additions	$—	$136
Change in fair value of contingent consideration liability	$(1,318)	$—

See notes to consolidated financial statements.

CARTESIAN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock $.005 Par Voting		Additional Paid In	Accumulated	Treasury	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Stock	Income	Total
	(In thousands, except share data)
Balance, January 2, 2016	9,547,672	$49	$184,277	$(153,898)	$(4,324)	$(5,461)	$20,643

Shares issued for employee stock purchase plan	17,092		21				21
Non-vested stock grants	172,422						—
Non-vested stock forfeitures	(77,558)						—
Share-based compensation expense			302				302
Incentive warrants vested			53				53
Put option forfeited			17				17
Put option exercised			85		(85)		—
Other comprehensive income — Foreign currency translation adjustment						(1,321)	(1,321)
Net loss				(13,883)			(13,883)

Balance, December 31, 2016	9,659,628	$50	$184,754	$(167,781)	$(4,409)	$(6,782)	$5,832

Shares issued for employee stock purchase plan	1,311		1				1
Non-vested stock grants	140,000	1	(1)				—
Non-vested stock forfeitures	(141,222)						—
Shares issued for contingent consideration payment	461,055	2	1,315				1,317
Share-based compensation expense			53				53
Incentive warrants vested			57				57
Other comprehensive income — Foreign currency translation adjustment						114	114
Net loss				(6,243)			(6,243)

Balance, December 30, 2017	10,120,772	$53	$186,179	$(174,024)	$(4,409)	$(6,668)	$1,131

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

Liquidity and Going Concern - To date, the Company's cash resources and cash flows from financing activities have been sufficient to allow the Company to continue its operations. However, during fiscal year 2017, net cash used in operating activities was $4.5 million. At December 30, 2017, the Company had approximately $0.8 million in cash and cash equivalents and negative net working capital of $44,000. The Company's current capital resources may not be sufficient to repay a promissory note payable to Elutions Capital Ventures S.à r.l, a subsidiary of Elutions, in an aggregate original principal amount of $3.3 million ("Elutions Note"), if it were to be called for redemption, and to fund the Company's operations going forward. The Elutions Note matures on March 18, 2019, but may be called for redemption by the holder at any time and is payable 30 days after it is called for redemption. The Company is not in default under the Elutions Note and does not have any reason to currently expect that the Elutions Note will be called for redemption, given that the Company is paying its debts as they become due (including making timely payments of interest on the Elutions Note), and a call by the holder of the Elutions Note would cause Elutions to no longer have the right to purchase shares of stock pursuant to the Tracking Warrant if the Elutions Note is called for redemption. Under the Tracking Warrant, Elutions has the right to purchase up to 996,544 shares of common stock of the Company for $3.28 per share. The Tracking Warrant expires March 18, 2020. See Note 3, Strategic Alliance and Investment by Elutions, Inc., for additional discussion related to the Elutions Note.

On March 21, 2018, Company, entered into an Agreement and Plan of Merger (the "Merger Agreement") with Cartesian Holdings, LLC, a Delaware limited liability company ("Parent" or "CHLLC") and Cartesian Holdings, Inc., a Delaware corporation and a wholly owned subsidiary of Parent ("Merger Sub"), pursuant to which, among other things, Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent (the "Merger") Pursuant to the Merger Agreement, Parent's designee made a working capital loan to the Company of $1,000,000. In connection with the loan transaction, the Company issued the Working Capital Note to Parent's designee, Auto Cash Financing, Inc. that bears interest at an annual rate of ten percent (10%). The Working Capital Note is secured by a lien on all assets of the Company and its subsidiaries (except certain assets that are pledged by the Company to Elutions Capital Ventures S.a. r.l), subordinate only to certain existing and permitted encumbrances. The Working Capital Note is due and payable in full on the earlier of (a) the closing of the Merger, (b) the date the Merger Agreement is terminated in accordance with its terms (subject to an extension of the due date in certain circumstances), or (c) September 30, 2018. The Company has no reason to believe that the Merger will not occur or that the Merger Agreement may be terminated, but if the Merger Agreement is terminated the Company would not have the ability to repay the loan without the infusion of new debt or equity capital. Under certain circumstances, we would be required to pay a termination fee of $400,000 to CHLLC in the event the Merger Agreement is terminated. See Note 16, Subsequent Events, for more information regarding these transactions.

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

The consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In 2016, the Company adopted Accounting Standards Update 2014-15, "Presentation of Financial Statements - Going Concern", that requires management to assess conditions or events that raise substantial doubt about an entity's ability to continue as a going concern for at least one year after the financial statements are issued. Management has concluded under ASU 2014-15 that the current circumstances as discussed above raise substantial doubt about the Company's ability to continue as a going concern. If the Company is unable to generate additional cash from operations or obtain financing in addition to the working capital loan, or if the Company is unable to arrange financing to pay off the Elutions Note upon a call for redemption or the Company becomes required to repay the Working Capital Note prior to the Merger, the Company may be unable to fund its operations in the future. Although, the Company currently expects that such financing can be obtained if necessary, subject to market conditions and the Company's financial condition at the time the Company seeks such financing, provided that, if it is in the form of debt financing, such financing would be at a very high interest rate, or if it is in the form of equity financing, such financing would be on terms that would be highly dilutive to stockholders. However, there can be no assurances that sufficient liquidity can be raised from one or more of these actions or that these actions can be consummated within the period needed to meet the Company's current obligations.

If the Company becomes unable to continue as a going concern, it may have to (i) seek protection under bankruptcy reorganization laws, or (ii) liquidate its assets and the values it receives for its assets in liquidation or dissolution could be significantly lower than the values reflected in the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty, including any adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Fiscal Year - The Company reports its operating results on a 52/53-week fiscal year basis. The fiscal year end is determined as the Saturday ending nearest December 31. The fiscal years ended December 30, 2017 and December 31, 2016 were each 52-week fiscal years and were comprised of four 13-week quarters. The fiscal years ended December 30, 2017 and December 31, 2016 are referred to herein as fiscal years 2017 and 2016, respectively.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. As described in further detail below, significant estimates include the estimates of costs to complete used to recognize revenues on fixed fee contracts, estimates for fair value of Elutions, Inc. (“Elutions”) instruments, estimates used to determine the fair value of the contingent consideration liability and identifiable intangible assets, estimates used to determine the ultimate realization of deferred tax assets and estimates used to determine the recoverability of deferred contract costs.

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

Although there was no revenue recognized related to sales of software for fiscal years 2017 or 2016, the Company provides post-contract support ("PCS") services on historical software sales, including technical support and maintenance services as well as other professional services not essential to the functionality of the software. For those contracts that include PCS service arrangements which are not essential to the functionality of the software solution, the Company separates the FASB ASC 605-35 software services and PCS services utilizing the multiple-element arrangement model prescribed by FASB ASC 605-25, "Revenue Recognition - Multiple-Element Arrangements ". The Company separated the PCS service elements and allocated total contract consideration to the contract elements based on the relative fair value of those elements utilizing PCS renewal terms as evidence of fair value. Revenues from PCS services are recognized ratably on a straight-line basis over the term of the support and maintenance agreement.

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

Managed Services Implementation Revenues and Costs - Managed service arrangements provide for the delivery of a software or technology-based solution to clients over a period of time without the transfer of a license or a software sale to the customer. For long-term managed service agreements, implementation efforts are often necessary to develop the software utilized to deliver the managed service. Costs of such implementation efforts may include internal and external costs for coding or customizing systems and costs for conversion of client data. The Company may invoice its clients for implementation fees at the go-live date of the underlying solution. Lump sum implementation fees received from clients are initially deferred and recognized on a pro-rata basis as services are provided. Specific, incremental and direct costs of implementation incurred prior to the services going live are deferred pursuant to FASB ASC 605-35-25 and amortized over the period that the related ongoing services revenue is recognized to the extent that the Company believes the recoverability of the costs from the contract is probable. If a client terminates a managed services arrangement prior to the end of the contract, a loss on the contract may be recorded, if applicable, and any remaining deferred implementation revenues and costs would then be recognized into earnings generally over the remaining service period through the termination date. During the fiscal years ended December 30, 2017 and December 31, 2016, deferred implementation costs related to managed service contracts were $536,000 and $432,000, respectively. Unamortized deferred implementation costs were $482,000 and $318,000 as of December 30, 2017 and December 31, 2016, respectively, of which $176,000 and $266,000 were included in Other current assets on the Consolidated

Balance Sheets as of December 30, 2017 and December 31, 2016, respectively. As of December 30, 2017 and December 31, 2016, $306,000 and $51,000, respectively, were included in Other long-term assets on the Consolidated Balance Sheets.

Research and Development and Software Development Costs - Software development costs are accounted for in accordance with FASB ASC 985-20, "Software - Costs of Software to Be Sold, Leased, or Marketed" and FASB ASC 350-40, “Intangibles - Goodwill and Other - Internal-Use Software.” Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. The Company capitalizes development costs incurred during the period between the establishment of technological feasibility and the release of the final product to customers if such costs are material. In addition, the Company capitalizes software development costs for internal use software that it does not intend to market to third parties but uses to deliver services. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, the date technological feasibility is reached, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. During fiscal years 2017 and 2016, $374,000 and $467,000, respectively, of these costs were expensed as incurred. During fiscal years 2017 and 2016, $287,000 and $436,000, respectively, of internal use software development costs were capitalized.

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

Intangible Assets - Identifiable intangible assets, resulting from the acquisition of the Farncombe Entities, consist of customer relationships, agreements not to compete, and a trade name. The Company amortizes the identifiable intangible assets over their estimated economic benefit period, from six months to four and one-half years. In accordance with FASB ASC 360, “Property, Plant and Equipment,” the Company uses its best estimates based upon reasonable and supportable assumptions and projections to review for impairment of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable. If the Company was to determine that events and circumstances warrant a change to the estimate of an identifiable intangible asset's remaining useful life, then the remaining carrying amount of the identifiable intangible asset would be amortized prospectively over that revised remaining useful life. Additionally, information resulting from other events and circumstances may indicate that the carrying value of one or more identifiable intangible assets is not recoverable which would result in recognition of an impairment charge. No impairments were identified in any period presented.

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

Foreign Currency Transactions and Translation - Cartesian Ltd., the international operations of Cambridge Strategic Management Group, Inc., Farncombe France SARL, Farncombe Technology Limited, and Farncombe Engineering Services Limited conduct business primarily denominated in their respective local currency, which is their functional currency. Assets and liabilities have been translated to U.S. dollars at the period-end exchange rates. Revenues and expenses have been translated at exchange rates which approximate the average of the rates prevailing during each period. Translation adjustments are reported as a separate component of accumulated other comprehensive loss in the Consolidated Statements of Stockholders' Equity. Accumulated other comprehensive loss resulting from foreign currency translation adjustments totaled $6.7 million and $6.8 million, respectively as of December 30, 2017 and December 31, 2016, and is included in Total Stockholders’ Equity in the Consolidated Balance Sheets. Assets and liabilities denominated in other than the functional currency of a subsidiary are re-measured at rates of exchange on the balance sheet date. Resulting gains and losses on foreign currency transactions are included in the Company’s results of operations. Realized and unrealized exchange losses included in the results of operations during fiscal 2017 and 2016 were $332,000 and $535,000, respectively.

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

In accordance with the provisions of FASB ASC 260, "Earnings per Share," the Company uses the treasury stock method for calculating the dilutive effect of employee stock options, non-vested shares and warrants. The employee stock options, non-vested shares and warrants will have a dilutive effect under the treasury stock method only when average market value of the underlying Company common stock during the respective period exceeds the assumed proceeds. For share-based payment awards with a performance condition, the Company must first use the guidance on contingently issuable shares in FASB ASC 260-10 to determine whether the awards should be included in the computation of diluted earnings per share for the reporting period. For all non-vested performance-based awards, the Company determines the number of shares, if any, that would be issuable at the end of the reporting period if the end of the reporting period were the end of the contingency period. In applying the treasury stock method, assumed proceeds include the amount, if any, the employee must pay upon exercise, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the options and the vesting of non-vested shares. For fiscal years 2017 and 2016, approximately 78,000 and 43,000 shares, respectively, related to outstanding stock options, non-vested shares and warrants that otherwise would have been included in the diluted earnings per share calculation were not included because they would have been anti-dilutive due to the net loss for those periods.

Accounts Receivable - The Company has entered into agreements with third-party financial institutions under which it can selectively elect to transfer to the financial institutions accounts receivable with certain of the Company’s largest, international customers on a non-recourse basis. These agreements give the Company optionality to convert outstanding accounts receivable to cash. For transfers of accounts receivable under these agreements that qualify as sales, the Company applies the guidance in ASC 860, “Transfers and Servicing – Sales of Financial Assets”, which requires the derecognition of the carrying value of those accounts receivable in the Consolidated Balance Sheets and recognition of a loss on the sale of an asset in operating expenses in the Consolidated Statements of Operations and Comprehensive Loss. During the fiscal years ended December 30, 2017 and December 31, 2016, $11.0 million and $19.6 million, respectively, of accounts receivable transferred pursuant to these agreements qualified as sales of receivables and the carrying amounts were derecognized. The loss on the sale of these accounts receivable recorded in the Consolidated Statements of Operations and Comprehensive Loss was approximately $47,000 and $75,000 for fiscal years 2017 and 2016, respectively.

In 2016, the Company entered into a Factoring Agreement ("Factoring Agreement") with RTS Financial Service, Inc. ("RTS"). Pursuant to the terms of the Factoring Agreement, the Company may offer for sale, and RTS may purchase, certain accounts receivable of the Company on an account by account basis (such purchased accounts, the "Purchased Accounts"). Under the Factoring Agreement, upon purchase RTS becomes the absolute owner of the Purchased Accounts, which are payable directly to RTS, subject to certain repurchase obligations of the Company. Proceeds from transfers under the Factoring Agreement reflect the face value of the account receivable less a factor’s fee. The factor’s fee is computed on a daily basis until the amount of the Purchased Account is paid to RTS, and equals the amount of the Purchased Account multiplied by the sum of the prime rate then in effect plus 6.49% divided by 360. Upon purchase of a Purchased Account, RTS will pay to the Company the amount of the Purchased Account, less a reserve of 20% of that amount, which reserve (less the total fee calculated) is payable to the Company upon collection of the Purchased Account by RTS. The fee is recorded as interest expense within the Consolidated Statements of Operations and Comprehensive Loss in the period the fee becomes payable. During the fiscal years ended December 30, 2017 and December 31, 2016, the Company factored $7,400,000 and $3,000,000, respectively, of accounts receivable under the Factoring Agreement and recognized a liability of $1,917,000 and $768,000, respectively, which is recorded as Secured borrowing in the Consolidated Balance Sheet as of December 30, 2017 and December 31, 2016. Until received, the reserve amount withheld at the time of transfer is recorded as a receivable and is included in Other current assets in the Consolidated Balance Sheets. As of December 30, 2017 and December 31, 2016, the amount recorded as a receivable for the reserve withheld by RTS was $381,000 and $154,000. The amount of fees recorded as interest expense were $0.1 million for the fiscal year ended December 30, 2017 and were immaterial for the fiscal year ended December 31, 2016.

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

The entities' obligations under the agreements are secured by certain assets of the entities, including all equipment and intellectual property of the entities, all stock of subsidiaries held by them and certain accounts receivable. Each of the three entities guarantees the obligations of the other entities. Under the Agreement, Cartesian Limited's net worth, as measured by issued share capital and retained earnings, less all intangible assets, may not fall below £7,500,000 in any 12 month period.

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

During fiscal year 2017, the entities factored $26.3 million under the agreements and as of December 30, 2017 recognized a liability of $2.5 million which is recorded as Secured borrowing on the Consolidated Balance Sheets. No amounts were factored under the agreements during the fiscal year ended December 31, 2016.

Inventory – In accordance with the provisions of FASB ASC 330, “Inventory,” the Company’s inventory is stated at the lower of cost, using the first-in, first-out (FIFO) method, or net realizable value. As of December 30, 2017 and December 31, 2016, the Company had $0.2 million and $0.4 million in inventory, respectively, all of which was finished goods. All of the inventory was purchased in July 2014 from Elutions, Inc. (“Elutions”), which owns more than five percent of the outstanding shares of common stock of the Company. The net realizable value of the inventory was determined using the indirect cost approach. As a result of the evaluation of lower of cost or market, the Company recorded impairments of its inventory value of $0.2 million and $0.3 million during fiscal 2017 and 2016, respectively. Also, during the second quarter of fiscal 2015 the Company recorded an inventory adjustment of $0.3 million in Cost of Services related to a provision in the general framework agreement between the Company and Elutions (see Note 3, Strategic Alliance and Investment by Elutions, Inc.), that states if the Company had not sold 75% of such inventory acquired from Elutions within one year after acquisition, Elutions is required upon request of the Company to source its requirements for future projects in the U.S. or U.K. from such inventory subject to a 10% discount against the Company’s purchase price until the Company has exhausted such inventory. In fiscal 2015, the Company requested that Elutions source its requirements for future projects from the inventory that was acquired by the Company from Elutions in July 2014. Management continues to work with Elutions to utilize the inventory and changes in management’s expectations in future periods could further impact the net realizable value of the inventory.

Recent Accounting Pronouncements – In May 2017, the FASB issued Accounting Standards Update ("ASU") 2017-09, "Scope of Modification Accounting", which amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For all entities, the ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company does not expect the application of ASU 2017-09 will have a material impact on the Company’s consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-11 which requires entities to measure most inventory at the lower of cost and net realizable value thereby simplifying the existing guidance which required entities to measure inventory at the lower of cost or market. Under the current guidance, market is defined as replacement cost, net realizable value or net realizable value less a normal profit margin. The newly issued guidance eliminates the requirement to determine replacement cost and defines net realizable value as the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. This new guidance was effective for the Company beginning in fiscal 2017. The adoption of this standard did not have a material effect on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers. This standard update clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The standard update intends to provide a more robust framework for addressing revenue issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; and provide more useful information to users of financial statements through improved disclosure requirements. In July 2015, the FASB voted to defer the effective date of this new standard by one year and to permit early adoption beginning as of the original effective date of the new standard. The provisions of FASB ASU 2014-9 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and are to be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption.

The Company established an implementation team to evaluate and implement the new standard related to the recognition of revenue from contracts with customers. The Company provides consulting services and currently recognizes revenue from time and materials consulting contracts in the period in which its services are performed. In addition to time and materials contracts, the Company also has fixed fee contracts. The Company recognizes revenues on milestone or deliverables-based fixed fee contracts and time and materials contracts not to exceed contract price using the percentage of completion-like method at point of sale or delivery. We are completing an analysis of revenue streams and expect to combine a majority of contracts into various portfolios under the practical expedient permitted by ASU 2014-9. We currently expect to finalize our accounting policy during the first quarter of fiscal 2018 and implement any necessary changes to processes and controls prior to adoption of the new standard. The Company expects to use the modified retrospective adoption method. Upon adoption, the Company will present expanded disclosure in accordance with the requirements of the standard. Based upon its analysis to date, the Company does not expect the adoption of this new standard to have a material impact on its financial statements or results of operations. The Company will continue to evaluate the impacts of the pending adoption of ASU 2014-09 and the preliminary assessments are subject to change.

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

The aggregate amount payable pursuant to the Earn-Out consists of cash in an amount up to £719,483 pounds sterling (approximately US$1.0 million based on an exchange rate of £1.000= US$1.320 as of July 31, 2017) and up to 461,055 shares of Company common stock (approximately £1,024,765 pounds sterling or US$1.3 million based on an exchange rate of £1.000= US$1.320 as of July 31, 2017) and based upon the value of the shares as described below. Amounts payable under the Earn-Out are based upon the amounts of specified revenues attributable to the Farncombe Entities after June 1, 2015 through July 22, 2017, as defined in the Purchase Agreement. Pursuant to the Purchase Agreement, the number of shares of Company common stock payable under the Purchase Agreement at the closing and pursuant to the Earn-Out was determined based on the volume weighted average share price for Company common stock on the Nasdaq Stock Market for the 30 days ending on the day before the date of signing of the Purchase Agreement and based upon the average pounds sterling to dollar exchange rate recorded by the Financial Times for the 30 days ending on the day before the date of signing of the Purchase Agreement. The earn-out consideration was paid in full during the third quarter of fiscal 2017.

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

Up until the effective date of the Letter Agreement, the Company had classified the Earn-Out liability as a Level 3 liability and the fair value of the Earn-Out liability was evaluated each reporting period with changes in its fair value included in the Company’s results of operations. During fiscal 2017, the change in the fair value of the Earn-Out liability was an increase of $365,000 and during fiscal year 2016, the change in the fair value of the Earn-Out liability was a decrease of $273,000. The changes in the fair value of the Earn-Out liability are included in Selling, general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Loss for fiscal years 2017 and 2016. The balance of the Earn-Out liability as of December 31, 2016 was $1,903,000, which is recorded as a current liability on the Consolidated Balance Sheet as of December 31, 2016. See Note 10, Fair Value Measurements, for discussion of the determination of fair value of the Earn-Out liability.

3. RELATED PARTY - STRATEGIC ALLIANCE AND INVESTMENT BY ELUTIONS, INC.

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

Promissory Note

The Elutions Note issued at Closing by the Company's subsidiary, Cartesian Limited, in the aggregate original principal amount of $3,268,664, bears interest at the rate of 7.825% per year, payable monthly, and matures on March 18, 2019. The Elutions Note must be redeemed by Cartesian Limited upon notification by the holder at any time (the “Holder Redemption Option”) and may be prepaid by Cartesian Limited at any time after September 18, 2016. The obligations of Cartesian Limited under the Elutions Note are guaranteed by the Company pursuant to a Guaranty entered into by the Company at Closing and are secured by certain assets relating to client contracts involving Elutions pursuant to a Security Agreement entered into by the Company and Elutions at Closing. Amounts outstanding under the Elutions Note may be applied to the exercise price of the Company's common stock under the Tracking Warrant. Upon occurrence of an event of default, the Elutions Note would bear interest at 9.825% per year and could be declared immediately due and payable. Interest expense for the fiscal years ended December 30, 2017 and December 31, 2016 was approximately $254,000 and $259,000, respectively.

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

The parties have agreed on a general framework for pursuing, entering into and implementing customer contracts, which includes providing for joint and separate client pursuits and marketing on an initial and ongoing basis, procedures for contracting with clients, procedures for interface between the parties, limited exclusivity requirements of Elutions relating to identified prospects and clients of the Company, intellectual property rights of Elutions to its products and related restrictions, restrictions regarding use of confidential information, limitations on liability of the parties, independent contractor status of the parties, limitations on publicity by the parties, and dispute resolution, including arbitration. The parties intend that specific pricing and allocation provisions and other specific commercial terms will be included in individual client statements of work, subject to mutually agreed gross margin requirements for the benefit of the Company. The parties also agreed to a framework for certain initial inventory orders and reorders by the Company from Elutions, and related commitments, timing and pricing procedures, when the Company is the prime contracting party under certain client statements of work. With respect to the required initial inventory order, the Company was required to purchase $3.0 million of inventory from Elutions upon receiving a booked order for Smart Building Services of a certain size from a customer. As a result of a customer agreement entered into by the Company, during fiscal 2014, the Company acquired $3.0 million in inventory from Elutions to fulfill its initial inventory commitment. As of December 30, 2017, the Company has not sold or licensed any of the initial inventory acquired from Elutions and has not acquired any additional inventory from Elutions.

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

Also under the Market Development Agreement, Elutions agreed to dedicate three full-time equivalent employees for the purpose of various functions related to the furtherance of the strategic alliance, and the Company agreed to fund the cost of the three full-time equivalent employees at a rate of $36,750 per month. Pursuant to the Market Development Agreement, the Company terminated the provision of the three full-time equivalent employees effective in March 2016. For the fiscal year ended December 31, 2016, expense related to these dedicated employees was $98,500.

In connection with the customer agreement entered into by the Company in 2014, the Company entered into a subcontract with Elutions. Under the subcontract, Elutions agreed to provide all services in accordance with the customer agreement except for project management services, to be provided by the Company. In January 2017, the Company entered into an amendment of the customer agreement and an amendment to the subcontract with Elutions. The amendments increase the number of customer sites deployed and extend the term of the original agreement. The Company currently estimates total additional license payments to Elutions under the amendment to the subcontract are approximately $0.4 million and that the total remaining license payments to Elutions under the original subcontract, as amended, are approximately $0.7 million over the term of the subcontract, with additional amounts potentially payable to Elutions based upon energy savings achieved by the customer. Such amounts are recorded as managed services implementation costs which are included in Other current assets on the Consolidated Balance Sheet. See Note 1, Organization and Summary of Significant Accounting Policies. Elutions also agreed in the subcontract to provide all equipment required under the customer agreement, and the Company agreed to advance to Elutions $400,000 of the equipment deployment cost. The advance amount was paid to Elutions during fiscal 2014. Elutions is required to repay the advanced amount plus interest at the rate of 5.5% per annum. The funds are netted directly from the customer’s annual payments. During each of the fiscal years ended December 30, 2017 and December 31, 2016, the Company paid $291,000 to Elutions related to annual payments under the subcontract, as amended. Each of these payments was net of $112,000 related to the advanced amount in each fiscal year 2017 and 2016. As of December 30, 2017, the balance remaining for the advance to Elutions was $100,000 which is included in Other current assets on the Consolidated Balance Sheets. As of December 31, 2016, the balance remaining for the advance to Elutions was $200,000 of which $100,000 is included in Other current assets and $100,000 is included in Other noncurrent assets on the Consolidated Balance Sheets.

Accounting Treatment

The Holder Redemption Option was determined to be an embedded derivative liability that was required to be bifurcated and recorded as a liability. In addition, the Company determined that the provision of the Elutions Note that permits Cartesian Limited to prepay the Elutions Note after 18 months if the trading price of the Company’s common stock exceeds $5.50 per share for a specified period of time and to prepay the Elutions Note after 30 months are each an embedded derivative asset that requires bifurcation (the “Issuer Call Option”). As of December 30, 2017 and December 31, 2016, the fair value of the Issuer Call Option was determined to be immaterial. The carrying value of the Elutions Note as of December 30, 2017 and December 31, 2016 was $3,269,000 and as of December 30, 2017 and December 31, 2016 the fair value of the Elutions Note was $2,636,000 and $2,703,000, respectively. The Incentive Warrant and Tracking Warrant are accounted for as equity instruments. See Note 10, Fair Value Measurements for discussion of the determination of fair values.

The vesting of the Incentive Warrant is contingent on services to be provided by Elutions and the achievement of performance conditions by Elutions. During fiscal years 2017 and 2016, Elutions earned 20,911 and 27,194 vested shares under the Incentive Warrant and the Company recognized $57,000 and $53,000 of expense related to these vested shares, respectively.

4. GOODWILL AND INTANGIBLE ASSETS

The Company performed its impairment testing for goodwill in accordance with FASB ASC 350, “Intangibles-Goodwill and Other.” The goodwill impairment test involves a two-step process. The first step is a comparison of the reporting unit’s fair value to its carrying value. If the reporting unit’s fair value is less than its carrying value, the Company would be required to progress to the second step. In the second step, the Company calculates the implied fair value of goodwill and compares the implied fair value of goodwill to the carrying amount of goodwill on the Company’s balance sheet. If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss would be required to be recognized in an amount equal to that excess.

The Company evaluated goodwill for impairment on an annual basis on the last day of the first fiscal month of the fourth quarter and whenever events or circumstances indicate that these assets may be impaired. Due to a significant decrease in the Company’s stock price during the second quarter of fiscal 2016, the Company performed the first step of the goodwill impairment test. Based on the results of the first step of the goodwill impairment test, the estimated fair value of the reporting units did not exceed their carrying value and therefore step two of the test was required. Based on the results of the second step of the goodwill impairment test (i.e., applying the income approach and market approach described under Note 1, Organization and Summary of Significant Accounting Polices - Goodwill), the Company determined, as of July 2, 2016, that the implied fair value of goodwill was less than the carrying value, which resulted in goodwill impairment of $10.8 million, representing all of that goodwill. The facts and circumstances that led to the impairment of goodwill were primarily a result of the decreased market value of the Company based upon the market price of the Company's common stock.

The following table summarizes the changes in the major classes of intangible assets for the fiscal year ended December 30, 2017 (in thousands).

		Non-Compete	Customer
Gross Carrying Amount:	Tradename	Agreements	Relationships	Total
Balance as of December 31, 2016	$71	$48	$881	$1,000
Changes in foreign currency exchange rates	7	4	82	93

Balance as of December 30, 2017	$78	$52	$963	$1,093

Accumulated Amortization:
Balance as of December 31, 2016	$(71)	$(15)	$(357)	$(443)
Changes in foreign currency exchange rates	(7)	(2)	(44)	(53)
Amortization expense	—	(11)	(264)	(275)

Balance as of December 30, 2017	$(78)	$(28)	$(665)	$(771)

Intangible assets, net as of December 30, 2017	$—	$24	$298	$322

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

Aggregate amortization expense related to intangible assets was $275,000 and $301,000 for fiscal years 2017 and 2016, respectively. The following table outlines the estimated future amortization expense related to amortizing intangible assets as of December 30, 2017.

(in thousands)
2018	$287
2019	34
2020	1
$322

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

As of December 30, 2017, the Company has two share-based compensation plans under which awards are outstanding, which are described below. No income tax benefits were recognized in fiscal 2017 or fiscal 2016 due to the full valuation allowance on the Company's deferred tax assets. In addition, no compensation costs related to these arrangements were capitalized in either year. The Company has historically issued and expects to continue to issue new shares to satisfy stock option exercises, vesting of non-vested shares or purchases of shares under the Employee Stock Purchase Plan.

EQUITY INCENTIVE PLAN

The Company's Equity Incentive Plan, as amended and restated, (the "Equity Plan"), is a stockholder approved plan, which provides for the granting of incentive stock options and nonqualified stock options to employees, and nonqualified stock options, nonvested stock, and restricted stock units to employees, directors and consultants. The Equity Plan is scheduled to expire in June 2025. As of December 30, 2017, the Company has 1,295,585 shares of the Company's common stock available for issuance upon exercise of outstanding options or for future awards under the Equity Plan.

Stock Options

Service-Based Stock Option Awards – Stock options are granted at an exercise price of not less than market value per share of the common stock on the date of grant as determined by the Board of Directors. Vesting and exercise provisions are determined by the Board of Directors.

As of December 30, 2017, all options granted under the Equity Plan were non-qualified stock options. Service-based options generally become exercisable over a one to four-year period beginning on the date of grant and have a maximum term of ten years.

A summary of the service-based stock option activity of the Company's Equity Plan as of December 30, 2017 and changes during the fiscal year then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2016	212,762	$6.91
Forfeited/cancelled	(105,262)	$10.92

Outstanding at December 30, 2017	107,500	$2.98	7.1 years	$—

Options vested and expected to vest at December 30, 2017	100,625	$3.05	7.0 years	$—

Options exercisable at December 30, 2017	69,999	$3.48	6.7 years	$—

The Company did not grant any service-based stock option awards during fiscal year 2017. During fiscal 2016, the Company granted a service-based stock option award for 37,500 shares of the Company's common stock having an exercise price of $1.10 per share. The stock option vests solely based on employee service over a three-year period. The Company recorded share-based compensation expense in connection with service-based stock option awards of $18,000 and $16,000 during fiscal years 2017 and 2016, respectively. As of December 30, 2017, there was $8,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to service-based stock option awards, and this unrecognized expense is expected to be recognized over a weighted average period of 10 months. As of December 31, 2016, there was $26,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to service-based stock option awards.

Market Condition Stock Option Awards – A summary of the market condition stock option activity under the Equity Plan, as of December 30, 2017 and changes during the fiscal year then ended is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2016	325,000	$2.54

Granted	—	$—

Outstanding at December 30, 2017	325,000	$2.54

Options vested and expected to vest at December 30, 2017	325,000	$2.54

Options exercisable at December 30, 2017	—	$—

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

During fiscal years 2017 and 2016 the Company recorded $7,000 and $144,000 of share-based compensation expense in connection with this market condition stock option award. As of December 30, 2017 and December 31, 2016, there was $30,000 and $37,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to the market condition stock option awards, respectively, As of December 30, 2017, the unrecognized expense is expected to be recognized over a weighted average period of 19 months.

Non-vested Shares

Service-Based Non-vested Share Awards - A summary of the status of service-based non-vested share awards issued under the Equity Plan as of December 30, 2017 and changes during the fiscal year then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value per share
Outstanding at December 31, 2016	172,422	$0.71
Granted	140,000	$0.95
Vested	(172,422)	$0.71
Outstanding at December 30, 2017	140,000	$0.95

On July 25, 2017, the Company granted 50,000 shares of service-based non-vested stock that vest one year from the date of grant. Also on July 25, 2017, the Company granted 30,000 shares of service-based non-vested stock that vest two years from the date of grant. On March 13, 2017, the Company granted 60,000 shares of service-based non-vested stock that vest two years from the date of grant. On July 22, 2016, the Company granted 40,000 shares of service-based non-vested stock that vest one year from the date of grant. These service-based non-vested share awards are valued at the date of grant based on the closing market price of the Company’s common stock, and are expensed using the straight-line method over the requisite service period (which is the vesting period of the award). During fiscal years 2017 and 2016, the Company recorded $71,000 and $13,000 of stock-based compensation expense in connection with these service-based non-vested share awards. As of December 30, 2017, there is an estimated $78,000 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to these service-based non-vested share awards, and this unrecognized expense is expected to be recognized over a period of 13 months. As of December 31, 2016, there was $16,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to service-based non-vested share awards.
     On July 22, 2016 and October 3, 2016, the Company granted 59,922 and 72,500 shares, respectively, of service-based non-vested stock to non-employees for services provided under consulting agreements which had three-year terms. In accordance with ASC 718, the fair value measurement date for these non-vested stock awards is the performance completion date. The fair value of the awards granted to the non-employee consultants was remeasured each reporting period based on their fair value at that time up to the performance completion date. The changes in fair value each reporting period were recognized in the Consolidated Statements of Operations and Comprehensive Loss. Effective March 31, 2017, the consulting agreements were terminated and in accordance with the consulting agreements, all unvested shares of non-vested stock granted under those agreements vested as of March 31, 2017. During fiscal years 2017 and 2016, the Company recorded $85,000 and $25,000 of stock-based compensation expense in connection with these service-based non-vested share awards.

Performance-Based Non-vested Share Awards - A summary of the status of performance-based non-vested share awards issued under the Equity Plan as of December 30, 2017 and changes during the fiscal year then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value per share
Outstanding at December 31, 2016	172,657	$3.14
Vested	(31,435)	$3.17
Forfeited	(141,222)	$3.14
Outstanding at December 30, 2017	—	$—

On July 22, 2015, the Company granted 58,940 shares of non-vested stock to two employees that vested in full on July 1, 2017 in proportion to the earn-out consideration paid pursuant to the Purchase Agreement for the acquisition of the Farncombe Entities described in Note 2, Acquisition. On April 8, 2013, the Company granted performance-based non-vested share awards for a total of 800,000 shares of Common Stock to various executive officers and employees of the Company that vest in proportion to the ratio that the Company's "Cumulative Net Non-GAAP EBITDA" achieved over a four-year performance period compares to the Cumulative Net Non-GAAP EBITDA goal of $14 million. All 800,000 non-vested shares had a grant date fair value of $3.14 per share. The first potential vesting date was the Company's earnings release date for its 2014 first fiscal quarter and each subsequent potential vesting date was each of the Company's quarterly earnings release dates thereafter through the release date for the first quarter of fiscal year 2017. Shares not vested as of the release date for the first quarter of fiscal year 2017 were forfeited.

Share-based compensation cost for performance-based non-vested share awards is measured at the grant date based on the fair value of shares expected to be earned at the end of the performance period, based on the closing market price of the Company’s common stock on the date of grant, and is recognized as expense using the straight-line method over the performance period based upon the probable number of shares expected to vest. The Company estimates and excludes compensation cost related to awards not expected to vest based upon estimated forfeitures. During fiscal years 2017 and 2016, the Company recorded $144,000 of share-based compensation income and $88,000 of share-based compensation expense, respectively, in connection with performance-based non-vested share awards. As of December 30, 2017, there was no remaining unrecognized share-based compensation expense related to performance-based non-vested share awards. As of December 31, 2016, there was an estimated $46,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to performance-based non-vested share awards.

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

A summary of the option activity under the Company's Supplemental Stock Plan as of December 30, 2017 and changes during the fiscal year then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2016	30,100	$11.06
Forfeited/cancelled	(22,400)	$11.61

Outstanding at December 30, 2017	7,700	$9.45	0.2 years	$—

Options vested and exercisable at December 30, 2017	7,700	$9.45	0.2 years	$—

No awards have been granted under the Supplemental Stock Plan since it expired on May 23, 2010. There were no options exercised during fiscal year 2017 or fiscal year 2016. As of December 30, 2017 there was no remaining unrecognized compensation cost related to the unvested portion of stock options issued under the Supplemental Stock Plan.

EMPLOYEE STOCK PURCHASE PLAN

Under the Employee Stock Purchase Plan ("ESPP"), shares of the Company's common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first day of the enrollment period or on the last day of each six-month period over the subsequent two years. Employees may purchase shares through a payroll deduction program having a value not exceeding 15% of their gross compensation during an offering period. During fiscal years 2017 and 2016, the Company recognized net expense of $13,000 and $17,000, respectively, in accordance with FASB ASC 718 associated with the ESPP.

6. SUPPLEMENTAL BALANCE SHEET INFORMATION

Accrued payroll, bonuses and related expenses and Other accrued liabilities consist of the following (amounts in thousands):

	December 30, 2017	December 31, 2016
Accrued payroll, bonuses and related expenses
Accrued payroll	$211	$313
Accrued bonuses	400	2,060
Accrued payroll taxes	935	515
Accrued vacation	409	494
Accrued severance	100	117
Other	359	253
	$2,414	$3,752

Other accrued liabilities
Sales and value-added taxes payable	$593	$911
Lease termination liability	128	103
Accrued income taxes	51	152
Accrued acquisition consideration	—	32
Other	596	919
	$1,368	$2,117

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

Management evaluates segment performance based upon income (loss) from operations, excluding share-based compensation (benefits) and depreciation. There were no inter-segment revenues during fiscal years 2017 and 2016. In addition, in its administrative division, entitled "Not Allocated to Segments," the Company accounts for non-operating activity and the costs of providing corporate and other administrative services to all the segments, including, but not limited to, goodwill impairment, share-based compensation expense, depreciation expense, certain research and development costs, and costs related to the arbitration with the Company’s former Chief Executive Officer. See Note 13, Commitments and Contingencies, for additional discussion of the arbitration costs. Summarized financial information concerning the Company's reportable segments is shown in the following table (amounts in thousands):

	North America	EMEA	Strategic Alliances	Not Allocated to Segments	Total
As of and for the fiscal year ended December 30, 2017:
Revenues	$17,247	$32,896	$636	$—	$50,779
Income (loss) from operations	2,120	2,980	(36)	(11,442)	(6,378)
Total other expense	—	—	—	(62)	(62)
Income (loss) before income tax provision (benefit)	2,120	2,980	(36)	(11,504)	(6,440)
Depreciation and amortization	—	—	—	1,250	1,250
Total assets	$3,127	$10,004	$246	$4,225	$17,602

As of and for the fiscal year ended December 31, 2016:
Revenues	$28,065	$42,894	$780	$—	$71,739
Income (loss) from operations	6,255	6,837	(181)	(26,737)	(13,826)
Total other expense	—	—	—	(305)	(305)
Income (loss) before income tax provision (benefit)	6,255	6,837	(181)	(27,042)	(14,131)
Depreciation and amortization	—	—	—	1,295	1,295
Total assets	$3,378	$10,113	$550	$8,660	$22,701

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

In accordance with the provisions of FASB ASC 280-10, revenues earned in the United States and internationally based on the location where the services are performed are shown in the following table (amounts in thousands):

	Revenues
	Fiscal Year 2017	Fiscal Year 2016
United States	$18,626	$29,348
International:
United Kingdom	28,148	38,123
Other	4,005	4,268
Total	$50,779	$71,739

In accordance with the provisions of FASB ASC 280-10, long-lived assets, excluding intangible assets, by geographic area are shown in the following table (amounts in thousands):

	Long-Lived Assets
	December 30, 2017	December 31, 2016
United States	$2,142	$2,154
United Kingdom	157	217
France	12	10
Total	$2,311	$2,381

Major customers in terms of significance to Cartesian's revenues (i.e. in excess of 10% of revenues) for fiscal years 2017 and 2016 and accounts receivable as of December 30, 2017 and December 31, 2016 were as follows (amounts in thousands):

	Revenues
	Fiscal Year 2017		Fiscal Year 2016
	North America	EMEA	North America	EMEA
Customer A		$13,963		$16,022
Customer B	$6,704		$11,933
Customer C		$4,082		$8,345

	Accounts Receivable
	December 30, 2017	December 31, 2016
Customer A	$3,521	$3,317
Customer B	$452	$1,100
Customer C	$548	$779

Revenues from the Company's ten most significant customers accounted for approximately 82% and 77% of revenues in fiscal years 2017 and 2016, respectively.

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

8. PROPERTY AND EQUIPMENT

	December 30, 2017	December 31, 2016
	(In thousands)
Furniture and fixtures	$1,633	$1,708
Software and computer equipment	5,189	4,953
Leasehold improvements	1,364	1,098
	8,186	7,759
Less: Accumulated depreciation	6,342	5,703
	$1,844	$2,056

Depreciation expense on property and equipment was $1,250,000 and $994,000 for fiscal years 2017 and 2016, respectively.

9. INCOME TAXES

For fiscal years 2017 and 2016, income (loss) before income taxes consisted of the following (amounts in thousands):

	Fiscal Year 2017	Fiscal Year 2016
United States	$(5,643)	$(7,358)
Foreign	(797)	(6,773)
Total loss before income taxes	$(6,440)	$(14,131)

For fiscal years 2017 and 2016, the income tax benefit (provision) consists of the following (amounts in thousands):

	Fiscal Year 2017	Fiscal Year 2016
Federal deferred tax benefit, net	$—	$655
State deferred tax benefit, net	—	125
Foreign current tax benefit (expense)	197	(48)
Foreign deferred tax expense, net	—	(484)
Total income tax benefit	$197	$248

During fiscal years 2017 and 2016, the Company recorded income tax benefits of $197,000 and $248,000, respectively. The income tax benefit for fiscal 2017 was primarily related to refinements of the projected 2016 U.K. tax liabilities. The income tax benefit for fiscal 2016 was primarily related to a $0.8 million domestic benefit recognized in connection with adjustments to domestic deferred taxes related to the impairment of goodwill amortized for income tax purposes but not for financial reporting purposes netted with a $0.6 million international expense recognized in connection with the international valuation allowance in fiscal 2016.

The Company has reserved all of its domestic and international net deferred tax assets as of December 30, 2017 and December 31, 2016 with a valuation allowance in accordance with the provisions of FASB ASC 740, “Income Taxes,” which requires an estimation of the recoverability of the recorded income tax asset balances. Related to the going concern assertion in fiscal years 2017 and 2016, the Company reserved all of its international net deferred tax assets as of December 30, 2017 and December 31, 2016 with a valuation allowance. As of December 30, 2017 and December 31, 2016, the Company had recorded $25.0 million and $36.6 million, respectively, of valuation allowances attributable to its domestic and international net deferred tax assets. The determination of recording and releasing valuation allowances against deferred tax assets is made, in part, pursuant to the Company’s assessment as to whether it is more likely than not that the Company will generate sufficient future taxable income against which benefits of the deferred tax assets may or may not be realized. Significant judgment is required in making estimates regarding the Company’s ability to generate income in future periods.

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

The following is a reconciliation between the benefit (provision) for income taxes and the amounts computed based on loss before income taxes at the statutory federal income tax rate (amounts in thousands):

	Fiscal Year 2017		Fiscal Year 2016
	Amount	%	Amount	%
Computed expected federal income tax benefit	$2,189	34.0	$4,805	34.0
State income tax benefit, net of federal benefit	—	—	68	0.5
Rate differential on foreign operations	(137)	(2.1)	(1,002)	(7.1)
Forfeited vested stock options	(66)	(1.0)	(281)	(2.0)
Tax benefits associated with share-based awards	(240)	(3.7)	179	1.3
Adjustment to estimated tax loss carryforward	(107)	(1.7)	(418)	(3.0)
Change in statutory and applicable tax rates	(13,129)	(203.9)	505	3.6
Non-deductible expenses	(56)	(0.9)	(25)	(0.2)
Goodwill impairment	—	—	(1,257)	(8.9)
Other	154	2.4	113	0.8
Change in valuation allowance	11,589	180.0	(2,439)	(17.3)
Total income tax benefit (expense)	$197	3.1	$248	1.7

The significant components of deferred income tax assets and the related balance sheet classifications, as of December 30, 2017 and December 31, 2016, are as follows (amounts in thousands):

	December 30, 2017	December 31, 2016
Non-current deferred tax assets:
Accounts receivable	$35	$119
Accrued expenses	262	845
Goodwill and intangible assets	632	1,492
Share-based compensation expense	153	664
Net operating loss carryforward	21,990	31,031
Inventories	719	1,068
Foreign tax credit carryforward	1,006	1,006
Deferred revenue	199	357
Other	20	(24)
Total non-current deferred tax assets	25,016	36,558
Valuation allowance	(25,016)	(36,558)
Net non-current deferred tax asset	$—	$—

  As of December 30, 2017, the Company has U.S. Federal net operating loss carryforwards of $89.7 million which begin expiring in 2020. As of December 30, 2017, the Company has state net operating loss carryforwards of $50.7 million. These net operating losses expire at various times between 2018 and 2036. In addition, as of December 30, 2017, the Company has foreign net operating loss carryforwards of $3.4 million all of which primarily have no expiration date. As of December 30, 2017, the Company has net foreign tax credits of $1.0 million. If unutilized, the expiration of these foreign tax credits is $317,000 and $689,000 in fiscal years 2018 and 2019, respectively.

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

On December 22, 2017 the United States enacted tax reform legislation through the Tax Cuts and Jobs Act, which significantly changes the existing U.S. tax laws, including a reduction in the corporate tax rate from 35% to 21%, a move from a worldwide tax system to a territorial system, as well as other changes. As a result of enactment of the legislation, the Company incurred a $13.1 million reduction to the gross deferred tax assets of the Company, primarily related to the remeasurement of deferred tax assets and liabilities at the lower corporate tax rates. There was not an impact to the tax provision related to the transition tax on accumulated foreign earnings. Due to the going concern assertion and full valuation allowance on the deferred tax assets and liabilities of the Company, the tax reform legislation has zero net effect on the Company’s deferred tax assets as a whole. There are no income tax effects of the tax reform legislation that for which the accounting is incomplete or that are reported as provisional amounts in the Consolidated Financial Statements.

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

As of December 30, 2017 and December 31, 2016, the Company had no recorded liability for uncertain tax positions.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2000. As of December 30, 2017, the Company has no income tax examinations in process.

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

The Company has classified the Holder Redemption Option and Elutions Note as Level 3 liabilities. Changes in the fair value of the Holder Redemption Option are recognized in the Consolidated Statements of Operations and Comprehensive Loss. The Company reassesses the fair value of this liability on a quarterly basis. Based on that assessment, the Company recognized a decrease of $337,000 and an increase of $18,000 in the fair value of this liability during the fiscal years ended December 30, 2017 and December 31, 2016, respectively. To determine the fair value of the Holder Redemption Option, management evaluates assumptions that require significant judgment. Changes in certain inputs to the valuation model, including the Company’s period end stock price and stock volatility, can have a significant impact on the estimated fair value. The fair value recorded for the Holder Redemption Option may vary significantly from period to period. This variability may result in the actual liability for a period either above or below the estimates recorded in the Company’s consolidated financial statements, resulting in significant fluctuations in other income (expense) as a result of the corresponding non-cash gain or loss recorded. The model requires the following inputs: (i) price of the Company’s common stock; (ii) the expected life of the instrument or derivative; (iii) risk-free interest rate; (iv) estimated dividend yield, and (v) estimated stock volatility. Assumptions used in the calculation require significant management judgment.

The following table sets forth the Level 3 inputs to the binomial lattice model that were used to determine the fair value of the Elutions Note and the Holder Redemption Option:

	December 30, 2017	December 31, 2016
Common stock price	$0.16	$0.91
Dividend yield	0.0%	0.0%
Credit spread	24.9%	16.0%
Risk-free interest rate	1.8%	1.3%
Estimated stock volatility	140.6%	77.3%

In addition, the Company determined that the provision of the Elutions Note that permits Cartesian Limited to prepay the Elutions Note after 18 months if the trading price of the Company’s common stock exceeds $5.50 per share for a specified period of time is an embedded derivative asset that requires bifurcation (the “Issuer Call Option”). As of December 30, 2017 and December 31, 2016, the fair value of the Issuer Call Option was determined to be immaterial.

Because the Company measures the Holder Redemption Option at fair value on a recurring basis, transfers, if any, between the levels of the fair value hierarchy are recognized at the end of the fiscal quarter in which the change in circumstances that caused the transfer occurred. There were no transfers between Level 1, 2 or 3 liabilities during fiscal years 2017 or 2016.

In connection with the acquisition of the Farncombe Entities, the Company recorded a liability related to the Earn-Out portion of the purchase consideration. As of December 31, 2016, the Company had classified the Earn-Out liability as a Level 3 liability and the fair value of the Earn-Out liability was evaluated each reporting period and changes in its fair value were included in the Company's results of operations. As of December 31, 2016, the fair value of the Earn-Out liability was calculated using a Monte Carlo simulation using a risk-adjusted discount rate applied to management’s estimate of forecasted revenues that were eligible under the Earn-Out as described in the Purchase Agreement. To determine the fair value of the Earn-Out liability, management evaluated assumptions that require significant judgment. Changes in certain inputs to the valuation model, including the Company’s estimate of future revenues, can have a significant impact on the estimated fair value.

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

Because the Company measured the Earn-Out liability at fair value on a recurring basis transfers, if any, between the levels of the fair value hierarchy were recognized at the end of the fiscal quarter in which the change in circumstances that caused the transfer occurred. There were no transfers between Level 1, 2 or 3 liabilities during the fiscal years ended December 30, 2017 or December 31, 2016.

As of December 30, 2017 and December 31, 2016, liabilities recorded at fair value on a recurring basis consist of the following (in thousands):

	Total	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant other unobservable inputs Level 3
December 30, 2017:
Holder Redemption Option	$633	$—	$—	$633

December 31, 2016:
Holder Redemption Option	$970	$—	$—	$970

Earn-Out Liability	$1,903	$—	$—	$1,903

The following table summarizes the changes to the fair value of the Holder Redemption Option which is a Level 3 liability (in thousands):

Holder Redemption Option
Fair value at December 31, 2016	$970
(Decrease) increase in fair value	(337)
Fair value at December 30, 2017	$633

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

Following is a summary of future minimum payments under operating leases that have initial or remaining non-cancellable lease terms at December 30, 2017 (amounts in thousands):

Fiscal Year	Operating Leases
2018	$1,879
2019	1,579
2020	1,437
2021	740
2022	17
Thereafter	—
Total minimum lease payments	5,652
Future minimum rentals to be received under non-cancellable subleases	(1,669)
Minimum lease payments net of amounts to be received under subleases	$3,983

Total rental expense, net of subtenant rents received, was approximately $1,922,000 and $1,872,000 for fiscal years 2017 and 2016, respectively. For fiscal years 2017 and 2016, $138,000 and $61,000 was recorded in cost of services, respectively, and $1,784,000 and $1,811,000 was recorded in selling, general and administrative expenses, respectively. The Company recorded $328,000 in rental income from subtenants during fiscal year 2017. There was no rental income from subtenants recognized in fiscal 2016. Rents received from subtenants were recorded as an offset to rental expense.

In 2015, the Company took steps to discontinue use of its leased facilities in McLean, Virginia. The space is leased under an operating lease with a term expiring in July 2019 and is comprised of 4,823 square feet. Although the Company has clients in this geographic market, projects are performed from either client sites or other Company locations, and thus the space is not required or used by Company employees, and specifically not used for revenue-generating activities. In March 2017, the Company entered into a sublease for this facility. The sublease does not relieve the Company of its primary obligations under the original lease. We accounted for the discontinuation of use of this property in accordance with FASB ASC 420, “Exit or Disposal Cost Obligations” and as such recorded a liability during fiscal 2015. As of December 30, 2017, a liability of $158,000 is recorded of which $128,000 is recorded in Other accrued liabilities and $30,000 is recorded in Other noncurrent liabilities in the Consolidated Balance Sheets. As of December 31, 2016, a liability of $185,000 is recorded of which $103,000 is recorded in Other accrued liabilities and $82,000 is recorded in Other noncurrent liabilities in the Consolidated Balance Sheets. The expense related to this liability is recorded in Selling, general and administrative expense on the Consolidated Statements of Operations and Comprehensive Loss. The amounts recorded as of December 31, 2016, were calculated using probability-weighted cash flow analysis and represented the present value, calculated using a credit-adjusted risk-free rate, of our remaining costs under the remaining term of the lease, net of estimated subleases we expected to obtain.

12. LETTERS OF CREDIT

In connection with the leasing of office space, the Company provides security deposits in the form of two irrevocable letters of credit with financial institutions for the benefit of the respective landlords. As of December 30, 2017 and December 31, 2016, the required, total collateral amount was $103,000 and $103,000, respectively. The collateral deposited for these letters of credit is included in "Other Noncurrent Assets" on the Company's Consolidated Balance Sheets as of December 30, 2017 and December 31, 2016. No obligation has been recorded in connection with the letters of credit on the Company's Consolidated Balance Sheets as of December 30, 2017 and December 31, 2016.

13. COMMITMENTS AND CONTINGENCIES

The Company is not subject to any material litigation, individually and in the aggregate, as of December 30, 2017. However, the Company may become involved in various legal and administrative actions arising in the normal course of business. These could include actions brought by taxing authorities challenging the employment status of consultants utilized by the Company. In addition, future customer bankruptcies could result in additional claims on collected balances for professional services near the bankruptcy filing date. When management has determined that it is probable that an asset has been impaired or a liability had been incurred related to an action, claim or assessment and the amount of loss can be reasonably estimated, the Company will record a liability for such estimated loss in the appropriate accounting period. The resolution of any of such actions, claims, or the matters described above may have an impact on the financial results for the period in which they occur.

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

14. COMMON STOCK REPURCHASE PROGRAM

On June 7, 2016, the Company’s Board of Directors authorized an amendment to the Company’s previously announced stock repurchase program to extend the program through June 30, 2017. The program was initially authorized in February 2014 and was previously extended in June 2015. The program authorizes the Company to repurchase up to $2 million of Company common stock. Under the program, repurchases may be made by the Company from time to time in the open market or through privately negotiated transactions depending on market conditions, share price and other factors. The program expired on June 30, 2017. There were no share repurchases under the share repurchase program during fiscal years 2017 or 2016.

15. EMPLOYEE BENEFIT PLANS

The Company offers defined contribution plans to eligible employees. Such employees may contribute a percentage of their annual compensation in accordance with the plans’ guidelines. The plans provide for Company contributions that are subject to maximum limitations as defined by the plans. Company contributions to its defined contribution plans totaled $1.2 million and $1.4 million in the fiscal years ended December 30, 2017 and December 31, 2016, respectively.

16. SUBSEQUENT EVENTS

Agreement and Plan of Merger

On March 21, 2018, the Company, entered into an Agreement and Plan of Merger (the "Merger Agreement") with Cartesian Holdings, LLC, a Delaware limited liability company ("Parent") and Cartesian Holdings, Inc., a Delaware corporation and a wholly owned subsidiary of Parent ("Merger Sub"), pursuant to which, among other things, Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent (the "Merger"). The proposed transaction is structured as a two-step transaction consisting of a first-step cash tender offer for outstanding shares of the Company's common stock followed by the second-step Merger. CHLLC and Merger Sub are affiliates of Blackstreet Capital Holdings.

Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Merger Sub will commence a cash tender offer (the "Offer") to acquire all of the issued and outstanding shares of common stock, par value $0.005 per share, of the Company ("Company Common Stock" or the "Shares") at a price per share equal to $0.40, net to the seller in cash, without interest (the "Offer Price"), subject to any withholding of taxes required by applicable law. Upon satisfaction or waiver (to the extent permitted by the Merger Agreement and applicable law) of specified conditions in the Merger Agreement (including receipt of any required affirmative vote by the holders of a majority of the outstanding shares (the "Company Required Vote")), each Share remaining outstanding after consummation of the Offer (other than Shares owned directly by the Company or Merger Sub or Shares as to which appraisal rights have been perfected) will be converted into the right to receive the Offer Price, without interest thereon and less any applicable withholding taxes. If 90% or more of the outstanding Shares are purchased in the Offer, the Merger may be effected by a resolution adopted by the Merger Sub's board of directors without the need for a meeting of the Company's stockholders.

The obligations of Merger Sub to purchase Shares tendered in the Offer is subject to customary closing conditions, including (i) a number of Shares must have been validly tendered and not validly withdrawn that, when added to the number of Shares (if any) then beneficially owned by Parent or its controlled affiliates (including Merger Sub), equals at least a majority of all Shares then outstanding (together with Shares underlying options as to which notice of exercise have been received prior to expiration of the Offer but not then issued); (ii) the absence of any order, applicable law or other legal restraints of an applicable governmental authority enjoining or otherwise prohibiting the consummation of the Offer or the proposed Merger; (iii) the accuracy of certain representations and warranties of the Company contained in the Merger Agreement, subject to specified materiality qualifications; (iv) compliance, in all material respects, by the Company with its covenants contained in the Merger Agreement; (v) the absence, since the date of execution of the Merger Agreement, of an event, change, effect, occurrence, circumstance or development, that individually or in the aggregate, has had, or would reasonably be expected to have, a Company Material Adverse Effect (as defined in the Merger Agreement); and (vi) that the Merger Agreement has not been terminated.

The Merger Agreement contains customary representations, warranties and covenants for a transaction of this nature, including the obligation of the Company to (i) use its commercially reasonable efforts to carry on its business in the ordinary course during the period between the execution of the Merger Agreement and the consummation of the Merger and (ii) comply with certain other negative operating covenants.

The Merger Agreement also contains a customary "no solicitation" provision that, subject to certain exceptions, restricts the Company's ability to (i) solicit, initiate or knowingly encourage or facilitate any inquiries or submission that could lead to a third-party takeover proposal or (ii) enter into, engage or participate in discussions or negotiations with, furnish any nonpublic information relating to the Company to, or execute any agreement with, third parties in connection with a third-party takeover proposal. The no solicitation provision is subject to a "fiduciary out" that permits the Company, under certain circumstances and in compliance with certain obligations, to terminate the Merger Agreement and accept a Superior Proposal (as defined in the Merger Agreement) upon payment to Parent of the termination fee described below.

In addition, prior to the Company Required Vote, the Company's Board of Directors (the "Board") may, among other things, change its recommendation that the Company's stockholders accept the Offer and tender their Shares in the Offer or otherwise approve the Merger Agreement and the Merger in connection with a Superior Proposal or to comply with its fiduciary duties to shareholders of the Company, subject to complying with the procedures in the Merger Agreement and payment of the termination fee described below.

The Merger Agreement also contains certain customary termination rights for both Parent and the Company, including, among others, (i) the ability of either Parent or the Company to terminate the Merger Agreement if (A) a majority of the Shares have not been purchased by Merger Sub in the Offer within 20 business days after commencement of the Offer, or (B) the Merger is not consummated on or before July 31, 2018; (ii) the ability of the Company to terminate the Merger Agreement, under certain circumstances and in compliance with certain obligations (including the right of Parent to make a more favorable offer within three days after receiving notice of the Superior Proposal), and to enter into an agreement for an alternative transaction that constitutes a Superior Proposal; or (iii) the ability of Parent to terminate the Merger Agreement due to a change in the recommendation of the Board or a breach of the "no solicitation" provisions by the Company, the failure of the Company to comply with its covenants in all material respects, or any inaccuracy of the Company's representations or warranties that would cause a Company Material Adverse Effect. The Company is required to pay Parent a termination fee of $400,000 upon termination of the Merger Agreement in specified circumstances, including if the Merger is prohibited or prevented by certain government actions, if Parent or the Company terminates the Merger Agreement as a result of the Merger not being consummated by July 31, 2018, if the Company terminates the Merger Agreement to accept a Superior Proposal or if Parent terminates the Merger Agreement as described in clause (iii) above.

Tender and Support Agreements

As a condition to entering into the Merger Agreement, the Parent required that each of the Company's officers and directors enter into a Tender and Support Agreement in favor of Parent and Merger Sub. That agreement requires the Company's officers and directors to include, among other things, an irrevocable agreement to tender all of their Shares in the Offer.

Rights Agreement

On March 21, 2018, the Company entered into an Amendment No. 2 to the Amended and Restated Rights Agreement, dated as of July 19, 2010, by and between the Company and Computershare Trust Company, N.A. (as amended, the "Rights Agreement") to provide that the rights issued under the Rights Agreement would be inapplicable to the Merger Agreement and the transactions contemplated thereby, including the Offer and the Merger.

Working Capital Loan

Pursuant to the Merger Agreement, Parent's designee made a working capital loan to the Company of $1,000,000. In connection with the loan transaction, the Company issued a Term Loan Note for Working Capital dated March 21, 2018 ("Working Capital Note") with Parent's designee, Auto Cash Financing, Inc. that bears interest at an annual rate of ten percent (10%). The Working Capital Note is secured by a lien on all assets of the Company and its subsidiaries (except certain assets that are pledged by the Company to Elutions Capital Ventures S.a. r.l) pursuant to (i) a Security Agreement dated March 21, 2018 ("Security Agreement") among the Company, its U.S. subsidiaries, and Auto Cash Financing, Inc. and (ii) a Debenture dated March 21, 2018 among the Company' foreign subsidiaries and Auto Cash Financing, Inc. (the "Debenture Agreement"). The liens under the 2018 Security Agreement and the Debenture Agreement are subordinate only to Permitted Encumbrances as defined in the 2018 Security Agreement and any Permitted Security as defined in the Debenture Agreement.

In connection with the preparation of these audited consolidated financial statements, an evaluation of subsequent events was performed through the date these audited consolidated financial statements were issued and, other than the events above, there are no other events that have occurred that would require adjustments or disclosure to the Company’s audited consolidated financial statements.

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

A review and evaluation was performed by our management, including our Chief Executive Officer (the "CEO”) and our Chief Financial Officer (the “CFO"), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures were not effective as of December 30, 2017 as a result of the material weakness in the Company's internal control over financial reporting as described in Management’s Report on Internal Control over Financial Reporting below.

Management's Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of our CEO and CFO, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. We have identified a material weakness in our internal control over financial reporting as of December 30, 2017, which was also identified and communicated to us by our independent registered public accounting firm. A "material weakness" is a deficiency, or combination of deficiencies, in internal controls such that there is a reasonable possibility that a material misstatement in financial statements will not be prevented or detected on a timely basis.

The material weakness identified relates to the incomplete adoption of ASU 2014-9, "Revenue from Contracts with Customers", which is effective for annual reporting periods beginning after December 15, 2017. For the Company, the standard was effective on December 31, 2017, the beginning of the Company's fiscal year 2018. The Company began a process during fiscal 2017 to implement the new standard and to determine the impact on the adoption date but was not successful in determining the full impact by the adoption date. The Company was not able to complete a timely evaluation of the effects of adopting this standard due to the fact the Company undertook a process in fiscal 2017 to review strategic alternatives to enhance shareholder value. This process was time-consuming and at times disruptive to normal business processes. In the interest of shareholder value, the Company made the decision to divert its limited resources to this process as opposed to engaging or hiring additional resources to complete the evaluation of the effects of adopting the new accounting standard. The Company has completed its strategic review process and has a plan in place to complete the adoption of the new accounting standard prior to issuing its first quarter fiscal 2018 financial statements.

Notwithstanding the material weakness discussed above, management believes that our consolidated financial statements included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with GAAP and that the other information required to be disclosed by us in this Annual Report on Form 10-K is complete and accurate in all material respects.

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

Changes in Internal Control over Financial Reporting

Other than described above, there were no changes in our internal control over financial reporting during the fourth fiscal quarter ended December 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company's definitive Proxy Statement for its 2018 Annual Meeting of Stockholders (the "Proxy Statement") contains, under the captions "Election of Directors," "Corporate Governance," "Executive Officers," “Submission of Stockholder Proposals and Nominations” and "Section 16(a) Beneficial Ownership Reporting Compliance" the information required by Item 10 of this Form 10-K, which information is incorporated herein by this reference.

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

The following table provides information as of December 30, 2017 with respect to shares of the Company’s common stock that may be issued under the Company’s equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
PLANS APPROVED BY SECURITY HOLDERS
- Equity Plan	432,500	$2.65	847,319	(1)
- Employee Stock Purchase Plan			269,579	(2)
PLANS NOT APPROVED BY SECURITY HOLDERS
- 2000 Supplemental Stock Plan	7,700	$9.45

(1)	The number of shares available for future issuance excludes outstanding stock options and unvested restricted stock awards.

(2)	Shares that may be purchased under the 1999 Employee Stock Purchase Plan, including shares subject to purchase during the current purchase period.

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

(3) Exhibits. Pursuant to the rules and regulations of the Securities and Exchange Commission, the Company has filed, furnished or incorporated by reference the documents referenced below as exhibits to this Annual Report on Form 10-K. The documents include agreements to which the Company is a party or has a beneficial interest. The agreements have been filed to provide investors with information regarding their respective terms. The agreements are not intended to provide any other factual information about the Company or its business or operations. In particular, the assertions embodied in any representations, warranties and covenants contained in the agreements may be subject to qualifications with respect to knowledge and materiality different from those applicable to investors and may be qualified by information in confidential disclosure schedules not included with the exhibits. These disclosure schedules may contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the agreements. Moreover, certain representations, warranties and covenants in the agreements may have been used for the purpose of allocating risk between the parties, rather than establishing matters as facts. In addition, information concerning the subject matter of the representations, warranties and covenants may have changed after the date of the respective agreement, which subsequent information may or may not be fully reflected in the Company's public disclosures. Accordingly, investors should not rely on the representations, warranties and covenants in the agreements as characterizations of the actual state of facts about the Company or its business or operations on the date hereof. The Company will furnish to any stockholder, upon written request, any exhibit listed below upon payment by such stockholder of the Company's reasonable expenses in furnishing any such exhibit.

The following is a list of exhibits filed or furnished as part of this report.

Exhibit
Number	Description of Document
2.1
Share Purchase Agreement, dated July 22, 2015, among Cartesian, Inc. and the Sellers referenced therein, for the acquisition of the Farncombe Entities, filed as exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2015 is incorporated herein by reference as Exhibit 2.1.*

2.2
Letter Agreement, effective April 4, 2017, among Cartesian, Inc. and the Sellers referenced therein, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2017 (File No. 001-34006) is incorporated herein by reference as Exhibit 2.2.

2.3
 Agreement and Plan of Merger dated March 21, 2018 by and among Cartesian, Inc., Cartesian Holdings, LLC, and Cartesian Holdings, Inc., filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2018 (File No. 001-34006), is incorporated herein by reference as Exhibit 2.3.

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

4.6
Secured Loan Note Deed dated March 18, 2014, issued by Cartesian Limited to Elutions Capital VenturesS.à r.l in the principal amount of US$3,268,664, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 2014 (File No. 001-34006), is incorporated herein by reference as Exhibit 4.6.

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

4.10
Amendment No. 2, dated March 21, 2018, to the Amended and Restated Rights Agreement, dated as of July 19, 2010, by and between the Company and Computershare Trust Company, N.A , filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2018 (File No. 001-34006), is incorporated herein by reference as Exhibit 4.10.

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

10.8
Third Additional Space Commencement Date Agreement between NewTower Trust Company Multi-Employer Property Trust and the Company, dated February 28, 2006, filed as Exhibit 10.11 to the Company's Form 10-K for the fiscal year ended December 30, 2006 (File No. 000-27617), is incorporated herein by reference as Exhibit 10.8.

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

10.32
Employment Agreement - Amendment #1, dated as of September 28, 2016, by and between Cartesian, Inc. and John C. Ferrara, filed as exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2016 (File No. 001-34006) is incorporated herein by reference as Exhibit 10.32.  (1)

10.33	Employment Agreement - Amendment #2, dated as of November 14, 2017, by and between Cartesian, Inc. and John C. Ferrara. (1)

10.34	Confidential Severance Agreement and Full and General Release, dated as of November 15, 2017, by and between Cartesian, Inc. and John C. Ferrara. (1)

10.35	Amended Stock Option Agreement dated November 14, 2017, by and between Cartesian, Inc. and John C. Ferrara. (1)

10.36
Employment Agreement, dated as of September 26, 2016, by and between Cartesian, Inc. and William Hill, filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2016 (File No. 001-34006) is incorporated herein by reference as Exhibit 10.36. (1)

10.37
Term Loan Note for Working Capital dated March 21, 2018 between Cartesian, Inc. and Auto Cash Financing, Inc. , filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2018 (File No. 001-34006), is incorporated herein by reference as Exhibit 10.37.

10.38
Security Agreement dated March 21, 2018 by and among Cartesian, Inc. and its subsidiaries included therein and Auto Cash Financing, Inc., filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2018 (File No. 001-34006), is incorporated herein by reference as Exhibit 10.38.

10.39
Debenture Agreement dated March 27, 2018 and effective as of March 21, 2018 by and among Cartesian, Inc. and its subsidiaries included therein and Auto Cash Financing, Inc., is attached to this Form 10-K as Exhibit 10.39

10.40	Employment Agreement dated as of July 19, 2017, by and between Cartesian, Inc. and Dermod Ranaghan, is attached to this Form 10-K as Exhibit 10.40. (1)

21.1	List of subsidiaries of the Company, prepared pursuant to Item 601(b)(21) of Regulation S-K, is attached to this Form 10-K as Exhibit 21.1.

23.1	Consent of Grant Thornton, LLP, independent registered public accounting firm is attached to this Form 10-K as Exhibit 23.1.

24.1	Power of attorney (see signature page).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-K as Exhibit 31.1.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-K as Exhibit 31.2.

32.1	Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-K as Exhibit 32.1.

99.1
Form of Tender and Support Agreement, dated March 21, 2018, by and among Cartesian Holdings, LLC, Cartesian Holdings, Inc. and the officers and directors (including a list of such signatories thereto) of Cartesian, Inc. , filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2018 (File No. 001-34006), is incorporated herein by reference as Exhibit 99.1.

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

CARTESIAN, INC.

By:	/s/ DONALD J. TRINGALI
Donald J. Tringali
Executive Chairman

/s/ DERMOD RANAGHAN
Dermod Ranaghan
Chief Financial Officer

Date: March 30, 2018

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Donald J. Tringali as his attorney-in-fact, with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments to said Report.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DONALD J. TRINGALI	Executive Chairman (Principal executive officer) and Director	March 30, 2018
Donald J. Tringali

/s/ DERMOD RANAGHAN	Chief Financial Officer (Principal financial officer and principal accounting officer)	March 30, 2018
Dermod Ranaghan

/s/ ROBERT J. CURREY	Chairman of the Board	March 30, 2018
Robert J. Currey

/s/ THOMAS A. WILLIAMS	Director	March 30, 2018
Thomas A. Williams

/s/ MICKY K. WOO	Director	March 30, 2018
Micky K. Woo

/s/ PETER H. WOODWARD	Director	March 30, 2018
Peter H. Woodward