Form 10-K/A
period 2017-12-30
Cartesian, Inc.
filed 2018-04-27
CIK 1094814

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
Preferred Stock Purchase Rights

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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, as of July 1, 2017 was approximately $3,794,086. Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded for purposes of this calculation. The treatment of such holders as affiliates for purposes of this calculation is not intended as a conclusive determination of affiliate status for other purposes. As of February 23, 2018, the Registrant had 9,387,069 shares of common stock, par value $0.005 per share (the Common Stock), issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Cartesian, Inc. (the “Company”, “we” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 30, 2017, originally filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2018 (the “Original Report”), solely for the purposes of revising the cover page and including the information required by Part III of Form 10-K. Such information required by Part III of Form 10-K was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference to our definitive proxy statement for the 2018 Annual Meeting of Stockholders if such proxy statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include Part III information in our Form 10-K and to revise the information on the cover page of the Original Report to (i) include the Company's preferred stock purchase rights as securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended, (ii) indicate by check mark that no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained herein, (iii) correct the number of shares of common stock, par value $0.005 per share, issued and outstanding on February 23, 2018 and (iv) delete the reference on the cover of the Original Report to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Report.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the cover page is hereby amended and restated as provided herein and Part III, Items 10 through 14 of the Original Report are hereby amended and restated in their entirety. In addition, we are also including Exhibits 31.3 and 31.4 required by the filing of this Amendment. This Amendment does not amend or otherwise update any other information in the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report and with our filings with the SEC subsequent to the Original Report.

CARTESIAN, INC.

FORM 10-K/A

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors
The Board of Directors of the Company currently consists of five directors. All individuals listed below are currently serving as directors of the Company.

Name	Age	Position with Cartesian
Robert J. Currey(1)(2)(3)	72	Director
Donald J. Tringali	60	Executive Chairman; Director
Thomas A. Williams(1)(2)(3)	58	Director
Micky K. Woo(2)(3)	64	Director
Peter H. Woodward	45	Special Adviser to the Executive Chairman; Director

(1)	Member of the Compensation Committee

(2)	Member of the Audit Committee

(3)	Member of the Nominating and Corporate Governance Committee
There are no family relationships among any of our directors or executive officers.

Robert J. Currey has served as a director since 2003. Mr. Currey has been Chairman of the Board of Consolidated Communications Holdings, Inc. (“Consolidated Communications”), a provider of communications services, since January 1, 2018, served as its Executive Chairman from January 1, 2015 until December 31, 2017, served as its Chief Executive Officer from 2002 until December 31, 2014 and served as its President from 2002 to November 2013. From 2000 to 2002, Mr. Currey served as Vice Chairman of RCN Corporation, a CLEC providing telephony, cable and Internet services in high-density markets nationwide. From 1998 to 2000, Mr. Currey served as President and Chief Executive Officer of 21st Century Telecom Group. From 1997 to 1998, Mr. Currey served as Director and Group President of Telecommunications Services of McLeodUSA, which acquired the predecessor of Consolidated Communications in 1997. Mr. Currey joined the predecessor of Consolidated Communications in 1990 and served as President through its acquisition in 1997. Mr. Currey holds a bachelor’s degree from Michigan Technological University and an MBA from Eastern Michigan University. Mr. Currey’s industry and leadership experience enables him to provide valuable insight to the Board on business strategy and operations.
Donald J. Tringali has served as a director since April 2016. Mr. Tringali has served as Executive Chairman of the Company since October 6, 2017 and was designated as the principal executive officer of the Company on November 15, 2017. Mr. Tringali has served as the Chief Executive Officer of Augusta Advisory Group, a management consulting company, since March 2001. From June 1996 to March 2001, he served as Executive Vice President of Telemundo, an American Spanish-language broadcast television network. Since October 2006, Mr. Tringali has served as a Director for Caribbean Broadcasting Company, a privately-held company that provides US network television programming to Puerto Rico and other Caribbean media markets. Since June 2012, Mr. Tringali has served as a Director for Paragon Space Development Corporation, a privately-held company that provides specialized engineering, manufacturing, and testing services to government and non-government clients. From May 2010 to December 2013, Mr. Tringali served as the Chairman of the Board of Directors of National Technical Systems, Inc., a testing and engineering services firm. While at National Technical Systems, Inc., Mr. Tringali also served as Vice Chairman from June 2006 to May 2010, and as a director from June 1999 to December 2013. From August 2012 to May 2013, Mr. Tringali served as a Director for the Bank of Tucson, a commercial bank. Mr. Tringali received a Bachelor of Arts in Economics from UCLA and a Doctorate in Jurisprudence from Harvard Law School. Mr. Tringali’s extensive experience as a lawyer, and broad knowledge of mergers, acquisitions, legal, financial and governance matters affecting public companies enables him to provide valuable guidance to the Board.
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
Peter H. Woodward has served as director of the Company since January 2012 and has served as Special Adviser to the Executive Chairman since November 2017. He served as the Company’s Chief Executive Officer from June 2015 until November 2017. Mr. Woodward also served as the Company’s President from June 2015 until September 2015 and as the Company’s interim Chief Financial Officer from June 2015 until October 2015. Prior to joining Cartesian, Mr. Woodward was the President of MHW Capital Management, a private investment firm that takes concentrated positions in micro-cap turnaround companies, with a focus on the technology sector. From 1996 until he founded MHW Capital Management in 2005, Mr. Woodward was a Managing Director for Regan Fund Management, a hedge fund group specializing in active equity investments in turnaround companies. He began his career as a research analyst at Munn, Bernhard & Associates from 1995 to 1996. Mr. Woodward has served on the board of directors of NewsEdge Corp., Zomax, Inc., Innodata-Isogen, Inc. and SMF Energy Corp., and is currently a director of TSS, Inc. and Precision Options Corporation. Mr. Woodward graduated from Colgate University with a Bachelor of Arts in Economics, and from Columbia University with a Master’s Degree in International Economics. He is a Chartered Financial Analyst. Mr. Woodward’s extensive financial and capital markets expertise and experience enables him to provide valuable guidance to the Board.
Executive Officers

The following is information regarding our executive officers other than Mr. Tringali, whose biography appears in the section titled “Board of Directors.”

Dermod Ranaghan, age 52, was appointed as interim Chief Financial Officer on November 2, 2017. In connection with his appointment, Mr. Ranaghan was designated as the principal financial officer and principal accounting officer of the Company. Mr. Ranaghan previously served as Managing Director of the Company's EMEA unit since September 2011 and continued in that capacity after his appointment as interim Chief Financial Officer. Mr. Ranaghan previously served as the Finance Director of Cartesian Limited from November 2004 until September 2011 and served as Finance Manager of Cartesian Limited from October 2000 until November 2004. Cartesian Limited was acquired by the Company in 2007.

William Hill, age 49, has served as our President since September 2015. Prior to his appointment as President, Mr. Hill served as Senior Vice President, Business Development of Cartesian Limited, a wholly-owned subsidiary of the Company. Mr. Hill is one of the co-founders of Cartesian Limited, which was acquired by the Company in 2007. In his role as Senior Vice President, Business Development of Cartesian Limited, Mr. Hill was responsible for business development and sales efforts within the Company’s EMEA region. Mr. Hill previously served as the Vice President, Business Development of Cartesian Limited from January 2007 until August 2011 and served as a director of Cartesian Limited from August 1996 until December 2006 leading consulting engagements, software delivery and client sales and management. Prior to joining Cartesian Limited, Mr. Hill held various consulting positions within utilities, transportation and cable industries focusing on data communications. Mr. Hill studied at Victoria University, Wellington, New Zealand and TAFE Institute, Newcastle, NSW Australia.

Committees of the Board
The Board of Directors has established an Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.
Audit Committee.  The Audit Committee consists of Mr. Williams, Chairman, and Messrs. Currey and Woo. Prior to October 6, 2017, the Audit Committee consisted of Mr. Williams, Chairman, and Messrs. Currey and Tringali. The Audit Committee oversees our accounting, auditing and financial reporting policies and practices, among other responsibilities. The Audit Committee has sole authority to engage the independent registered public accounting firm to perform audit services and the sole authority to approve all audit engagement fees of the independent registered public accounting firm. The Board of Directors has affirmatively determined that the members of the Audit Committee are “independent,” as defined in the Nasdaq listing standards and applicable SEC rules. The Board of Directors has determined that Mr. Williams qualifies as an “audit committee financial expert,” as defined by applicable rules of the SEC by virtue of his experience and background, as described above. The Board of Directors has adopted a formal written charter for the Audit Committee, a copy of which is available on the “Investor Relations — Corporate Governance” page of our website at www.cartesian.com.
Compensation Committee.  The Compensation Committee consists of Mr. Currey, Chairman, and Mr. Williams. Prior to October 6, 2017, the Compensation Committee consisted of Mr. Tringali, Chairman and Mr. Currey. The Compensation Committee makes recommendations to the Board of Directors regarding our employee benefit plans and the compensation of our executive officers, and approves equity grants, among other responsibilities. The Board of Directors has affirmatively determined that the members of the Compensation Committee are “independent” as defined in the Nasdaq listing standards. The Board of Directors has adopted a formal written charter for the Compensation Committee, a copy of which is available on the “Investor Relations —  Corporate Governance” page of our website at www.cartesian.com.
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
In exploring potential candidates for directors, the Nominating and Corporate Governance Committee considers individuals recommended by members of the Committee, other directors, members of management, stockholders and self-nominated individuals. In accordance with the provisions of its charter, the Nominating and Corporate Governance Committee will consider recommendations for director made in good faith by stockholders and will not apply different selection criteria to stockholder nominees than the selection criteria for persons nominated by the Committee. The criteria that may be considered by the Nominating and Corporate Governance Committee in the selection of new directors may include experience, knowledge, skills, expertise, integrity, analytic ability, independence of mind, understanding of our business and business environment, willingness and ability to devote adequate time and effort to Board responsibilities and diversity (as determined from time to time by the Committee, including diversity of background and experience among directors). The Company does not have a formal policy requiring the consideration of diversity in the nomination of directors. In order to submit recommendations for nominees for directors to the Nominating and Corporate Governance Committee, stockholders should follow the procedures in the Bylaws for stockholder nominations of directors.

Code of Conduct

The Company has adopted a Code of Conduct, which applies to all employees, consultants, directors and officers of the Company and its subsidiaries, including the principal executive officer and the principal financial officer. The Code of Conduct is available on the “Investor Relations - Corporate Governance” page of our website at www.cartesian.com. The Company intends to disclose any changes in or waivers from its Code of Conduct by posting such information on its website at www.cartesian.com or by filing a Form 8-K with the SEC, as required. The Company will provide a copy of the Company’s Code of Conduct without charge, upon written request to the Secretary of the Company at 7300 College Boulevard, Suite 302, Overland Park, Kansas 66210.

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

Based solely on its review of the copies of such forms submitted to it during the fiscal year ended December 30, 2017 and written representations provided to it, the Company believes that all officers, directors and beneficial owners of more than 10% of the outstanding Common Stock complied with all Section 16(a) requirements during fiscal year 2017. The Company assists its directors and officers in the preparation and filing of reports required under Section 16(a) of the Exchange Act.

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
In fulfilling its responsibilities, the Compensation Committee has direct access to our officers and employees and consults with our Principal Executive Officer (“PEO”), our Chief Financial Officer, our human resources personnel and other members of senior management as the Chairperson of the Committee deems necessary.
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

The Compensation Committee also considers the potential risks to the Company that may result from proposed compensation policies and practices. The Compensation Committee may retain at the Company’s expense a compensation consultant to advise the Committee on executive and director compensation practices and trends. The Committee did not engage a compensation consultant with respect to fiscal year 2017.
The Compensation Committee may request that management recommend compensation package components, discuss hiring and retention concerns and personnel requirements, and provide information with respect to such matters as executive, Company and business unit performance; market analysis; benefit plan terms and conditions; financial, accounting and tax considerations; legal requirements; and value of outstanding awards. The Compensation Committee may rely on our PEO and other executives for these purposes.
The Compensation Committee develops the criteria for evaluating our PEO’s performance and privately reviews his performance against these criteria on at least an annual basis. Our PEO periodically discusses the performance of other executive officers with the Compensation Committee. The Committee may review human resources and business unit records. The Committee may also discuss with the Audit Committee the executive officers’ compliance with our Code of Conduct.
Summary Compensation Table
The following Summary Compensation Table sets forth summary information as to the compensation of (i) the persons who served as the Company’s Principal Executive Officer during fiscal year 2017; (ii) the Company’s two most highly compensated executive officers other than the Principal Executive Officer who were serving as executive officers at the end of fiscal year 2017 and (iii) one former executive officer who would have been among the two most highly compensated executive officers (other than the Principal Executive Officer) of the Company if he had continued to serve at the end of fiscal year 2017 (collectively, the “named executive officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (1) ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation (2) ($)	Total ($)
Donald J. Tringali, Executive Chairman and Principal Executive Officer (3)	2017	74,900	—	14,200	—	—	—	89,100
Dermod Ranaghan, Interim Chief Financial Officer (4)	2017	160,347	38,638	—	—	—	12,879	211,864
William Hill, President	2017	249,038	—	—	—	—	52,780	301,818
	2016	227,113	—	—	23,418	—	83,915	334,446
Peter H. Woodward, Former Chief Executive Officer (5)	2017	200,000	—	—	—	—	6,700	206,700
	2016	200,000	—	—	—	—	6,700	206,700
John C. Ferrara, Chief Financial Officer (6)	2017	242,105	—	—	—	—	37,547	279,652
	2016	250,000	—	—	15,612	—	100,372	365,984

(1)
This column represents the fair value of the respective equity awards approved by the Compensation Committee and is consistent with the grant date fair value of the awards computed in accordance with ASC 718. Pursuant to SEC rules, the amounts shown reflect the actual or probable outcome of any performance conditions or market conditions that affect the vesting of awards and exclude the impact of estimated forfeitures related to service-based vesting conditions. For assumptions used in determining these values, refer to Note 5 of the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017, as filed with the SEC.

(2)	All Other Compensation for the named executive officers consists of:

Name	Year	Retirement Plan Contributions(a) ($)	STD & LTD ($)	Severance Compensation ($)	Consulting Fees and Commissions ($)	Relocation (b) ($)	Total ($)
Donald J. Tringali	2017	—	—	—	—	—	—

Dermod Ranaghan	2017	12,879	—	—	—	—	12,879

William Hill	2017	8,100	680	—	—	44,000	52,780
	2016	15,313	507	—	—	68,157	83,977

Peter H. Woodward	2017	6,020	680	—	—	—	6,700
	2016	6,020	680	—	—	—	6,700

John C. Ferrara	2017	8,100	601	28,846	—	—	37,547
	2016	7,950	680	—	—	91,742	100,372

(a)
With respect to the Retirement Plan Contributions included in All Other Compensation, the Company made retirement plan contributions denominated in British pounds sterling to the Company’s U.K. defined contribution plan on behalf of Mr. Hill in the amount of £7,794 in fiscal 2016 and Mr. Ranaghan in the amount of £10,000 in fiscal 2017. The payments have been converted to U.S. dollars for purposes of disclosure in the Summary Compensation Table at the average exchange rate for the months in which the contributions were made. Mr. Woodward and Mr. Ferrara participated in the Company’s standard 401(k) plan, which is available to all U.S. Company employees. For fiscal year 2017, Mr. Hill participated in the Company’s standard 401(k) plan.

(b)	This column represents relocation expenses paid to Messrs. Hill and Ferrara in fiscal 2016.

(3)
Mr. Tringali was appointed as Executive Chairman of the Company on October 6, 2017 and designated as the principal executive officer of the Company on November 15, 2017. The amount shown in the Salary column includes director fees of $29,600 earned by Mr. Tringali in fiscal year 2017 as a non-employee director of the Company prior to his appointment as Executive Chairman of the Company.

(4)	Mr. Ranaghan was appointed as interim Chief Financial Officer of the Company on November 15, 2017.

(5)	Mr. Woodward served as the Company’s Chief Executive Officer until November 15, 2017, and thereafter served as Special Adviser to the Executive Chairman.

(6)	Mr. Ferrara served as Chief Financial Officer of the Company until November 15, 2017.

Narrative to Summary Compensation Table

Employment Arrangements

Donald J. Tringali, Chairman and Principal Executive Officer

Mr. Tringali was appointed as Executive Chairman of the Company on October 6, 2017 and was designated as the principal executive officer of the Company upon the resignation of Peter Woodward as Chief Executive Officer effective November 15, 2017. In this role, Mr. Tringali continued to receive his base compensation of $15,000 per month paid to him in his role as Executive Chairman of the Company. The Company and Mr. Tringali have not entered into an employment agreement.

Dermod Ranaghan, Interim Chief Financial Officer
Dermod Ranaghan was appointed as interim Chief Financial Officer of the Company effective on November 15, 2017. Mr. Ranaghan previously served as Managing Director of the Company's EMEA unit since September 2011 and continued in that capacity after his appointment as interim CFO. Mr. Ranaghan's employment is governed by his Employment Agreement dated as of July 19, 2017 with Cartesian Limited, which was entered into prior to his appointment as Chief Financial Officer of the Company and is governed by the laws of England ("Ranaghan Employment Agreement").

Mr. Ranaghan's compensation under the Ranaghan Employment Agreement includes a base salary of £125,000, the right to participate in Cartesian Limited's bonus program and retirement plan and the right to receive certain other benefits. If Mr. Ranaghan is terminated without "cause", Mr. Ranaghan is entitled to 12 months of salary and the monetary value of the Company's employer pension contributions over 12 months, a payment in lieu of any outstanding accrued but untaken holiday entitlement and potentially a statutory payment under the laws of England. The payment of nine months of such severance compensation is subject to the condition that Mr. Ranaghan comply with the confidentiality and non-solicit provisions in his agreement.
During the term of the Ranaghan Employment Agreement and thereafter, Mr. Ranaghan has agreed to protect and maintain the confidentiality of the Company's confidential information and trade secrets and to assign to the Company any works relating to his service to the Company. Additionally, Mr. Ranaghan has agreed that, during the term of his employment and for a period of 12 months thereafter, he will not (i) solicit employees or independent contractors of the Company with whom he had material dealings at any time in the 12 months prior to the termination of his employment, to terminate their relationship with the Company or (ii) solicit or do business with any customers or clients of the Company with whom he had material dealings at any time in the 12 months prior to the termination of his employment.
William Hill, President

The Company is party to an Employment Agreement dated September 26, 2018 with William Hill, President of the Company (the "Hill Employment Agreement"). The Hill Employment Agreement has a one-year term, unless terminated earlier as discussed below. If not earlier terminated, the Hill Employment Agreement will renew automatically for successive one-year renewal terms unless either party gives the other party 60 days advance notice of such party's intent not to renew.

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

In addition to the stock option award granted pursuant to the Hill Employment Agreement, the Company was a party to a Restricted Stock Award Agreement with Mr. Hill relating to a performance-based restricted stock award for 75,000 shares.

Peter H. Woodard, Former Chief Executive Officer
On November 2, 2017, Peter Woodward notified the Board of Directors of his resignation as Chief Executive Officer of the Company, effective November 15, 2017. Mr. Woodward remained a member of the Company’s Board of Directors. Mr. Woodward's has continued his service to the Company under his existing employment agreement as a Special Adviser to the Executive Chairman of the Company, focusing on strategic initiatives and alliances was provided under his existing employment agreement.
On June 16, 2015, the Company entered into an employment agreement with Peter H. Woodward, effective June 3, 2015 (the “Woodward Employment Agreement”), pursuant to which Mr. Woodward served as Chief Executive Officer of the Company. The Woodward Employment Agreement has a one-year term and is terminable by either party for any reason upon thirty (30) days’ written notice. The Woodward Employment Agreement also terminates upon Mr. Woodward’s death or disability. If not earlier terminated, the Employment Agreement will renew automatically for successive one-year renewal terms unless either party gives the other party sixty (60) days advance notice of such party’s intent not to renew.

Pursuant to the Woodward Employment Agreement, Mr. Woodward (i) received an annual base salary of $200,000 per year, (ii) is eligible to receive an annual bonus in accordance with terms of incentive compensation plans to be adopted by the Company in its sole and exclusive discretion and (iii) is eligible to participate in any health, disability and group life insurance plans or other perquisites and fringe benefits that the Company extends generally to employees of the Company at the executive officer level.

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

•
The Woodward Option will vest with respect to an additional 75,000 shares if at any time the closing market price of the Company’s common stock on each day during a thirty (30) consecutive trading day period equals or exceeds $5.00 per share; and

•
The Woodward Option will vest with respect to an additional 50,000 shares if at any time the closing market price of the Company’s common stock on each day during a thirty (30) consecutive trading day period equals or exceeds $6.00 per share

If Mr. Woodward ceases to be an employee for any reason other than having been terminated by the Company for cause (in which case the Woodward Option will expire on the termination date), Mr. Woodward may exercise that portion of the Woodward Option that was vested as of the termination date until the earlier of (i) the expiration date of the Woodward Option and (ii) five years after the termination date.

John C. Ferrara, Former Chief Financial Officer

John C. Ferrara resigned as Chief Financial Officer of the Company effective November 15, 2017.

Employment Agreement.  On September 29, 2015, the Company entered into an employment agreement with Mr. Ferrara (the “Ferrara Employment Agreement”), pursuant to which Mr. Ferrara became the Company’s Chief Financial Officer (principal financial officer and principal accounting officer). Mr. Ferrara assumed the Chief Financial Officer position effective October 15, 2015. The Ferrara Employment Agreement had a one-year term, unless terminated earlier. If not terminated earlier, the Ferrara Employment Agreement would renew automatically for successive one-year renewal terms unless either party gave the other party 60 days advance notice of such party’s intent not to renew.

Pursuant to the Ferrara Employment Agreement, Mr. Ferrara: (i) received an annual base salary of $250,000 per year, which would be reviewed annually and adjusted upward as deemed appropriate by the Board’s Compensation Committee; (ii) was eligible to receive an annual bonus of up to 50% of his annual base salary based on his achievement of personal and Company objectives as agreed between Mr. Ferrara and the Board’s Compensation Committee; (iii) was eligible to participate in any health, disability and group life insurance plans or other perquisites and fringe benefits that the Company extends generally to the Company’s officers; (iv) was entitled to reimbursement of reasonable business expenses; and (v) was entitled to relocation benefits consisting of a $6,000 cash payment per month until Mr. Ferrara’s current home was sold (capped at $36,000 in aggregate cash payments and subject to gross-up to cover taxes) and up to a $10,000 cash reimbursement of moving expenses. In addition, Mr. Ferrara was entitled to 100,000 non-qualified stock options which vest as follows: (i) 37,500 vest when the market closing price of the Company’s common stock is at $4.00 or greater for 30 consecutive days; (ii) 37,500 vest when the market closing price of the Company’s common stock is at $5.00 or greater for 30 consecutive days; and (iii) 25,000 vest when the market closing price of the Company’s common stock is at $6.00 or greater for 30 consecutive days.

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

Amendment to Employment Agreement.  On September 28, 2016, the Company entered into an Amendment #1 ("Amendment #1") to the Ferrara Employment Agreement. In Amendment #1, the parties amended the stock option award that was to be granted to Mr. Ferrara under the Ferrara Employment Agreement, but that was never granted.

Pursuant to Amendment #1, Mr. Ferrara is entitled to a grant of 50,000 non-qualified stock options which vest as follows: (i) 16,666 vest when the market closing price of the Company's common stock is at $4.00 or greater for 30 consecutive days; (ii) 16,666 vest when the market closing price of the Company's common stock is at $5.00 or greater for 30 consecutive days; and (iii) 16,667 vest when the market closing price of the Company's common stock is at $6.00 or greater for 30 consecutive days. The options are also subject to accelerated vesting in connection with a change of control. The exercise price of the options was the greater of (1) $1.25 or (2) the market closing price on the date of grant by the Compensation Committee. All other terms of his agreement continued in full force and effect.

Confidential Severance Agreement and Full and General Release, and Related Agreements. On November 2, 2017, Mr. Ferrara provided formal notice to the Company that he would resign from his position as Chief Financial Officer of the Company, effective November 15, 2017. In connection with Mr. Ferrara's resignation, the Company and Mr. Ferrara negotiated agreements relating to his separation from the Company, including a Confidential Severance Agreement and Full and General Release, an Amendment #2 to the Employment Agreement between the Company and Mr. Ferrara, dated September 28, 2015, and an Amended Stock Option Agreement.

Under the Severance Agreement, Mr. Ferrara is entitled to receive the following compensation, less all applicable withholdings and taxes: (i) his base salary and accrued but unpaid vacation time through the separation date; (ii) severance pay consisting of six (6) months of base salary (payable over six (6) months according to the Company's then regular payroll schedule); (iii) payment by the Company of the first six (6) months of premium for any COBRA coverage Mr. Ferrara's elects through the Company, if any; and (iv) reimbursement from the Company for reasonable business expenses incurred prior to his resignation. If a Change of Control (as defined in Section 13(c) of Mr. Ferrara's Employment Agreement) occurs within three (3) months after the separation date, the severance pay will increase to twelve (12) months of base salary and the COBRA benefits will increase to twelve (12) months. In addition, under the Severance Agreement and related agreements, the vesting of the 50,000 non-qualified stock options granted to Mr. Ferrara on September 28, 2016 was accelerated so that the stock options fully vested as of November 14, 2017. The exercise price of the stock options is $1.25 per share. The option was exercisable for a period of four months after the date of termination.

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

Retirement Benefits.

The Company’s named executive officers are eligible to participate in the following retirement plans:

Mr. Woodward and Mr. Ferrara participated in the Company’s standard 401(k) plan, which is available to all U.S. Company employees. For fiscal year 2017, Mr. Hill participated in the Company’s standard 401(k) plan. In fiscal years 2017 and 2016, the Company matched fifty percent of the first six percent of deferred salary the employee contributed to the plan (subject to IRS maximums). Material severance terms for named executive officers are outlined above in the descriptions of the Employment Agreements. Mr. Ranaghan participates in the Company’s pension plan available to U.K. Company employees, and Mr. Hill participated in that plan prior to his relocation to the U.S.

Outstanding Equity Awards at 2017 Fiscal Year End
The following table provides information regarding outstanding stock options and unvested restricted stock held by each named executive officer as of December 30, 2017.

				Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Donald J. Tringali	—	—		—	—	12,500 (1)	2,000	—	—

Dermod Ranaghan	—	—		—	—	—	—	—	—

William Hill	—	75,000	(3)	1.25	September 28, 2026	—	—	—	—
Peter H. Woodward	—	200,000	(2)	3.34	June 16, 2025	—	—	—	—
	20,000	—		4.12	March 11, 2024	—	—	—	—
John C. Ferrara	—	50,000	(4)	1.25	September 28, 2026	—	—	—	—

(1)	The service-based restricted stock award granted to Mr. Tringali vests on July 25, 2018.

(2)
This stock option granted to Mr. Woodward vests with respect to 75,000 shares if at any time the closing market price of the Company’s common stock on each day during a thirty (30) consecutive trading day period equals or exceeds $4.00 per share, with respect to an additional 75,000 shares if at any time the closing market price of the Company’s common stock on each day during a thirty (30) consecutive trading day period equals or exceeds $5.00 per share, and with respect to an additional 50,000 shares if at any time the closing market price of the Company’s common stock on each day during a thirty (30) consecutive trading day period equals or exceeds $6.00 per share.

(3)
The stock option granted to Mr. Hill vests with respect to 25,000 shares if at any time the closing market price of the Company’s common stock on each day during a thirty (30) consecutive trading day period equals or exceeds $4.00 per share, with respect to an additional 25,000 shares if at any time the closing market price of the Company’s common stock on each day during a thirty (30) consecutive trading day period equals or exceeds $5.00 per share, and with respect to an additional 25,000 shares if at any time the closing market price of the Company’s common stock on each day during a thirty (30) consecutive trading day period equals or exceeds $6.00 per share. The option is also subject to accelerated vesting in connection with a change of control.

(4)	This stock option granted to Mr. Ferrara expired in March 2018.

(5)
The market value of the service-based restricted stock award is based on the closing market price of our common stock as of December 30, 2017 (the last trading day in the 2017 fiscal year), which was $0.16 per share.

DIRECTOR COMPENSATION
This section describes the compensation paid to our non-employee directors and includes a description of the compensation program for directors for 2017.
Director Compensation Program
For the fiscal year ended December 30, 2017, the non-employee directors were paid annual retainers and meeting fees in accordance with the following fee schedules (annual retainers were prorated for the respective portion of the fiscal year such fees were in effect):

Type	Amount ($)
Annual Chairman Retainer (through October 5, 2017) (1)	15,000
Monthly Chairman Retainer (after October 5, 2017) (1)	15,000
Annual Director Retainer	25,000
Annual Audit Committee Chair Retainer	10,000
Annual Compensation Committee Chair Retainer	5,000
Annual Nominating and Corporate Governance Committee Chair Retainer	5,000
Annual Committee Membership Retainer	2,000
Per Meeting Fee for Board of Directors Meetings (in person or telephonic)	—
Per Meeting Fee for Committee Meetings (in person or telephonic) other than the Strategic Review Committee	—
Per Meeting Fee for Committee Members for Strategic Review Committee Meetings (in person or telephonic) (2)	500
Per Meeting Fee for Committee Chair for Strategic Review Committee Meetings (in person or telephonic) (2)	700
(1) The Chairman retainer was adjusted upon appointment of an Executive Chairman of the Company on October 6, 2017.

(2) In 2016, the Board formed the Strategic Review Committee to lead the process of exploring strategic alternatives to enhance shareholder value. The members of the Committee are Donald J. Tringali, Robert J. Currey, Micky K. Woo and Thomas A. Williams.

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
2017 Compensation
The following table provides information regarding the compensation of our non-employee directors in fiscal year 2017. Compensation for Messrs. Tringali and Woodward for their service as non-employee directors in fiscal year 2017 is included in “Executive Compensation - Summary Compensation Table.”

Name	Fees Earned or Paid in Cash	Stock Awards	Total ($)
Robert J. Currey	$47,500	$14,200	$61,700
Micky K. Woo	35,000	14,200	49,200
Thomas A. Williams	41,950	14,200	56,150
(1) This column represents the fair value of restricted stock awards granted to these directors and is consistent with the grant date fair value of the awards computed in accordance with ASC 718. Pursuant to SEC rules, the amounts shown reflect the actual or probable outcome of any performance conditions that affect the vesting of awards and exclude the impact of estimated forfeitures related to service-based vesting conditions. For assumptions used in determining these values, refer to Note 5 of the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017, as filed with the SEC.

The table below shows the aggregate number of shares underlying outstanding nonvested stock awards held by our non-employee directors as of December 30, 2017. These nonvested shares vest in July 2018.

Name	Nonvested shares
Robert J. Currey	12,500
Micky K. Woo	12,500
Thomas A. Williams	12,500

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

The following table sets forth the beneficial ownership of the Company’s Common Stock as of April 9, 2018 (including options to purchase Common Stock exercisable within sixty days after such date), by (i) each person or entity who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all directors and executive officers of the Company as a group. Except as otherwise noted, the stockholders named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to applicable community property laws. Except as otherwise noted, all stockholders set forth below have the same principal business address as the Company.

	Shares Beneficially Owned
Beneficial Owners	Total Number	Percent(1)
5% Stockholders (excluding executive officers or directors):
Elutions, Inc.(2) 601 East Twiggs Street Tampa, FL 33602	1,688,653	16.0%
Hershey Strategic Capital, LP (3) 888 7th Avenue, 17th Floor, New York, NY 10019	715,000	7.6%
Potomac Capital Partners L.P. (4) 825 Third Avenue, 33rd Floor, New York, NY 10022	780,188	8.3%
Richard P. Nespola (5) 225 Quimby Lane, Bridgehampton, NY 11932	547,427	5.8%
Named Executive Officers & Directors:
Peter H. Woodward (6)	232,513	2.5%
Dermod Ranaghan	24,199	*
William Hill	51,372	*
John C. Ferrara (7)	—	—
Robert J. Currey (8)	94,700	*
Donald J. Tringali (9)	37,500	*
Thomas A. Williams (10)	32,500	*
Micky K. Woo (11)	426,404	4.5%
All directors and executive officers as a group (7 persons) (12)	899,188	9.5%
* Less than 1% of the outstanding shares of Common Stock.

(1)
Calculation of percentage of beneficial ownership includes the assumed exercise of options and warrants to purchase Common Stock by only the respective named stockholder that are vested or that will vest within 60 days of April 9, 2018.

(2)
Based on information provided by Elutions, Inc., Engage Networks, Inc., Astra Family Holdings, LLC, Leventi Irrevocable Trust, William Doucas and Elizabeth Doucas (collectively, the “Elutions Parties”), in a Schedule 13D filed on March 7, 2014, as amended by Amendments No. 1, 2, 3 and 4 on March 19, 2014, May 22, 2014, June 23, 2014 and December 5, 2017, respectively. According to the Schedule 13D/A, (i) the total number of shares includes 609,756 shares of Common Stock, 996,544 shares of Common Stock that may be purchased pursuant to a Common Stock Purchase Warrant (Tracking Warrant) and 79,286 shares of Common Stock that may be purchased pursuant to a Common Stock Purchase Warrant (Incentive Warrant) and (ii) the Elutions Parties share voting and dispositive power over all the shares of Common Stock and the Common Stock Purchase Warrants.

(3)
Based on information provided by Hershey Management I, LLC, Hershey Strategic Capital, LP, and Hershey Strategic Capital GP, LLC in a Schedule 13G/A filed on February 9, 2018. According to the Schedule 13G/A, Hershey

Management I, LLC, Hershey Strategic Capital, LP, and Hershey Strategic Capital GP, LLC have sole voting and dispositive power over 715,000 shares of Common Stock.

(4)
Based on information provided by Paul J. Solit; Potomac Capital Management Inc., Potomac Capital Management V LLC and Potomac Capital Partners V, LP in a Schedule 13G/A filed on January 29, 2018. According to the Schedule 13G/A, each of Paul J. Solit; Potomac Capital Management Inc., Potomac Capital Management V LLC and Potomac Capital Partners V, LP has sole voting and dispositive power over 585,380 shares of Common Stock and Paul J. Solit has sole voting and dispositive power over 194,808 additional shares of Common Stock.

(5)
Based upon information provided by Mr. Nespola to the Company in connection with the 2013 annual meeting of stockholders. According to that information, Mr. Nespola disclaims beneficial ownership of 101,315 shares of Common Stock held by the Quimby Lane 2002 Trust, which is an irrevocable grantor trust of which Mr. Nespola’s spouse and adult son are the sole beneficiaries.

(6)	Includes 20,000 exercisable stock options.

(7)	Based upon a Form 4 filed by Mr. Ferrara on September 30, 2016. Mr. Ferrara's employment with the Company ended on November 15, 2017.

(8)	Includes 12,500 shares of unvested restricted stock scheduled to vest on July 25, 2018.

(9)	Includes 12,500 shares of unvested restricted stock scheduled to vest on July 25, 2018.

(10)	Includes 12,500 shares of unvested restricted stock scheduled to vest on July 25, 2018.

(11)
Includes 200,000 shares held by the Woo 2014 Family Trust, 198,904 shares held by the Micky K. Woo Trust, and 15,000 shares held by Growth Unlimited, Inc. Includes 12,500 shares of unvested restricted stock scheduled to vest on July 25, 2018.

(12)	Includes 20,000 exercisable stock options.

The following table provides information as of December 30, 2017 with respect to shares of the Company’s common stock that may be issued under the Company’s equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
PLANS APPROVED BY SECURITY HOLDERS
– Equity Plan	432,500	$2.65	847,319	(1)
– Employee Stock Purchase Plan			269,579	(2)
PLANS NOT APPROVED BY SECURITY HOLDERS
– 2000 Supplemental Stock Plan	7,700	$9.45

(1)	The number of shares available for future issuance excludes outstanding stock options and unvested restricted stock awards.

(2)	Shares that may be purchased under the 1999 Employee Stock Purchase Plan, including shares subject to purchase during the current purchase period.

For an additional discussion of our equity compensation plans, see Item 8, "Consolidated Financial Statements," Note 5, "Share-Based Compensation" in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017, as filed with the SEC.

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
As a result of the transaction, Elutions and certain affiliates became the beneficial owners of more than five percent of the Company’s outstanding common stock. According to a Schedule 13D filed on March 7, 2014, as amended on March 19, 2014, May 22, 2014, June 18, 2014, and December 5, 2017, each of Elutions, Engage Networks, Inc., Astra Family Holdings, LLC, Leventi Irrevocable Trust, William Doucas and Elizabeth Doucas may be deemed to beneficially own a total of 1,606,300 shares of common stock of the Company, consisting of 609,756 shares of common stock issued to Elutions, 996,544 shares of common stock issuable upon exercise of the Tracking Warrant issued to Elutions and 79,286 shares of Common Stock issuable upon exercise of the Incentive Warrant issued to Elutions. Such shares constitute approximately 16.0% of the outstanding shares of common stock of the Company (including as outstanding, for purpose of such calculation, the shares issuable upon exercise of the Tracking Warrant and shares currently issuable upon exercise of the Incentive Warrant).
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
Promissory Note
The Note issued at Closing by the Company’s subsidiary, Cartesian Limited, in the aggregate original principal amount of $3,268,664, bears interest at the rate of 7.825% per year, payable monthly, and matures on March 18, 2019. The Note must be redeemed by Cartesian Limited upon notification by the holder at any time upon 30 days notice and may be prepaid by Cartesian Limited at any time. The obligations of Cartesian Limited under the Note are guaranteed by the Company pursuant to a Guaranty entered into by the Company at Closing and are secured by certain assets relating to client contracts involving Elutions pursuant to a Security Agreement entered into by the Company and Elutions at Closing. Amounts outstanding under the Note may be applied to the exercise price of the Company’s common stock under the Tracking Warrant. Upon occurrence of an event of default, the Note would bear interest at 9.825% per year and could be declared immediately due and payable. The Company’s subsidiary paid a total of approximately $1,102,000 in interest to the affiliate of Elutions under the Note from the date of issuance of the Note through April 5, 2018.
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
In addition, the right to acquire shares may vest at the end of the five-year period for contracts that have been signed and with respect to which revenues are expected to be earned or cash is expected to be received after the end of the five-year period. The exercise price increases $0.25 per year for shares earned in each year of the five-year period and is payable in cash, provided that Elutions has the right to utilize a cashless exercise procedure to acquire shares of common stock under the Incentive Warrant for a limited period of time each year after the right to acquire such shares vests. Any shares utilized to exercise such cashless exercise right will not reduce the maximum number of shares that may be earned and acquired under the Incentive Warrant, but shares utilized to pay the exercise price would no longer be treated as locked in or vested under the Incentive Warrant. Elutions earned the right to acquire up to 82,353 shares of Common Stock at exercise prices ranging from $3.85 per share to $4.60 per share under the Incentive Warrant for the period from March 18, 2014 through April 5, 2018 under customer contracts acquired jointly with Elutions within the meaning of the Incentive Warrant.
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
The parties also agreed to a framework for certain initial inventory orders and reorders by the Company from Elutions, and related commitments, timing and pricing procedures, when the Company is the prime contracting party under certain client statements of work. With respect to the required initial inventory order, during the third quarter of 2014, the Company acquired $3.0 million in inventory from Elutions. Under the Market Development Agreement, if the Company had not sold 75% of such inventory acquired from Elutions within one year after acquisition, Elutions is required upon request of the Company to source its requirements for future projects in the U.S. or U.K. from such inventory subject to a 10% discount against the Company’s purchase price until the Company has exhausted such inventory. In fiscal 2015, the Company requested that Elutions source its requirements for future projects from the inventory that was acquired by the Company from Elutions in July 2014. With respect to the inventory acquired from Elutions, the Company recorded an inventory adjustment of $300,000 during the second quarter of fiscal year 2015 and recorded an impairment of the inventory value of $0.2 million, $0.3 million and $2.1 million during fiscal years 2017, 2016 and 2015, respectively. As of April 5, 2018, the Company has not sold or licensed any of the initial inventory acquired from Elutions and has not acquired any additional inventory from Elutions.
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
As of April 5, 2018, the Company has paid approximately $2,100,000 to Elutions under the subcontract, and the Company currently estimates total remaining license payments to Elutions under the subcontract as amended would total approximately $0.6 million over their term, with additional amounts payable to Elutions based upon energy savings achieved by the customer. Elutions also agreed in the subcontract to provide all equipment required under the customer agreement, and the Company agreed to advance to Elutions $400,000 of the equipment deployment cost. Elutions is required to repay the advanced amount plus interest at the rate of 5.5% per annum. The funds are netted directly from the customer’s annual payments. As of April 5, 2018, a total of approximately $50,600 of interest has accrued on the Company’s financing of equipment, of which approximately $38,000 has been paid to the Company to date.

DIRECTOR INDEPENDENCE
The Board of Directors has determined that Robert J. Currey, Thomas A. Williams and Micky K. Woo are independent, as defined in the Nasdaq listing standards. Although the Company is no longer listed on Nasdaq, the Board of Directors has determined the independence of directors utilizing the Nasdaq listing standards in accordance with SEC rules. The Board of Directors has affirmatively determined that the members of the Audit Committee are independent, as defined in the Nasdaq listing standards and applicable SEC rules, the members of the Compensation Committee are independent as defined in the Nasdaq listing standards and the members of the Nominating and Corporate Governance Committee are independent as defined in the Nasdaq listing standards.

In determining the independence of Mr. Currey, the Board considered the following transactions involving Consolidated Communications. Mr. Currey is the Chairman of the Board and a member of the board of directors of Consolidated Communications, served as its Executive Chairman from January 1, 2015 until December 31, 2017, served as its Chief Executive Officer from 2002 until December 31, 2014 and beneficially owns less than one percent of its outstanding shares of common stock. On June 18, 2014, the Company entered into an agreement with Consolidated Communications Services Company, a subsidiary of Consolidated Communications, to provide Smart Building Services to Consolidated Communications and its subsidiaries. In January 2017, the Company entered into an amendment of the agreement with Consolidated Communications to provide Smart Building Services to additional sites and to extend the term of the agreement. Under the agreement, as amended, the Company agreed to deploy and monitor the energy consumption in approximately 61% of the Consolidated Communications facilities. Consolidated Communications has previously disclosed that the estimated cost to implement the Smart Building Services is approximately $4,900,000 over seven years, including amounts payable under the agreement with the Company. Since the inception of the agreement through April 5, 2018, Consolidated Communications has paid approximately $2,300,000 to the Company under the agreement. With respect to the portion of such amount payable to the Company under its agreement with Consolidated Communications, the Company receives a project management fee and a portion of the energy cost savings payable under the agreement and Elutions, Inc. is entitled to the remaining amounts payable under the agreement. Consolidated Communications has previously disclosed that it expects to save approximately $5,700,000 in energy costs through the use of the Smart Building Services. As previously disclosed by Consolidated Communications, Elutions, Inc. and Consolidated Communications also entered into a three year Market Enablement Agreement, under which Consolidated Communications is required to provide certain marketing support to Elutions, Inc. and could receive up to $2,400,000 over the three year term of the agreement. The Company is not a party to that agreement. Mr. Currey has not received any payments from the Company as part of the Company’s agreement with Consolidated Communications, nor from Consolidated Communications as previously disclosed by it. The Board determined that the foregoing transactions did not impair Mr. Currey’s independence as a director of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firms' Fees
The following table summarizes the aggregate fees billed to the Company by its independent registered public accounting firm, Grant Thornton LLP ("Grant Thornton"), for fiscal years 2017 and 2016:

	2017	2016
Audit Fees(a)	$487,820	$477,735
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$487,820	$477,735

(a)
Fees for audit services in fiscal years 2017 and 2016 consisted of the audit of the Company’s annual consolidated financial statements included in our annual report on Form 10-K, reviews of the Company’s quarterly consolidated financial statements included in our quarterly reports on Form 10-Q, and consents and other services related to SEC matters.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed or furnished as part of this Amendment:

Exhibit
Number	Description of Document

31.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-K/A as Exhibit 31.3.

31.4	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-K/A as Exhibit 31.4.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CARTESIAN, INC.

By:	/s/ DONALD J. TRINGALI
DONALD J. TRINGALI
EXECUTIVE CHAIRMAN

/s/ DERMOD RANAGHAN
DERMOD RANAGHAN
CHIEF FINANCIAL OFFICER

Date: April 27, 2018