Form 10-Q
period 2018-03-30
Cartesian, Inc.
filed 2018-05-21
CIK 1094814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018

or

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

As of April 27, 2018, Cartesian had outstanding 9,387,069 shares of common stock.

CARTESIAN, INC. INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CARTESIAN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

	March 31, 2018	December 30, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,545	$843
Accounts receivable (net of allowance for doubtful accounts of $234 and $230, respectively)	11,528	12,804
Inventory, net	180	180
Prepaid and other current assets	965	1,142
Total current assets	14,218	14,969

NONCURRENT ASSETS:
Property and equipment, net	1,628	1,844
Intangible assets, net	261	322
Other noncurrent assets	415	467
Total Assets	$16,522	$17,602

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$2,491	$2,138
Current borrowings	3,269	3,269
Liability for derivatives	518	633
Accrued payroll, bonuses and related expenses	3,002	2,414
Deferred revenue	1,341	797
Secured borrowing	3,868	4,394
Other accrued liabilities	1,905	1,368
Total current liabilities	16,394	15,013

NONCURRENT LIABILITIES:
Deferred revenue	928	932
Other noncurrent liabilities	139	526
Total noncurrent liabilities	1,067	1,458

COMMITMENTS AND CONTINGENCIES (Note 10)

Retained earnings (accumulated deficit)	(176,532)	(174,024)
Other stockholders' equity	175,593	175,155
Total Stockholders' Equity (Deficit)	(939)	1,131
Total Liabilities and Stockholders’ Equity (Deficit)	$16,522	$17,602

See notes to unaudited condensed consolidated financial statements.

CARTESIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended
	March 31, 2018	April 1, 2017
Revenues	$11,042	$14,266
Cost of services	7,823	9,801
Gross Profit	3,219	4,465

Selling, general and administrative expenses (includes non-cash share-based compensation expense of $24 and $119 for the thirteen weeks ended March 31, 2018 and April 1, 2017, respectively)	5,729	5,991
Loss from operations	(2,510)	(1,526)

Other income (expense):
Interest expense, net	(113)	(69)
Change in fair value of warrants and derivative liabilities	115	73
Incentive warrants expense	(9)	(6)
Other income	—	9
Total other (expense) income	(7)	7

Loss before income taxes	(2,517)	(1,519)
Income tax benefit (provision)	—	29
Net Loss	(2,517)	(1,490)
Other comprehensive income (loss):
Foreign currency translation adjustment	413	43

Comprehensive loss	$(2,104)	$(1,447)

Net loss per common share:
Basic and diluted	$(0.27)	$(0.17)

Weighted average shares used in calculation of net loss per common share:
Basic and diluted	9,313	8,641

See notes to unaudited condensed consolidated financial statements.

CARTESIAN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(unaudited)

	For the Thirteen Weeks Ended
	March 31, 2018	April 1, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,517)	$(1,490)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	222	283
Amortization of intangible assets	74	66
Share-based compensation	24	119
Change in fair value of warrants and derivative liabilities	(115)	(73)
Fair value adjustment to contingent consideration	—	285
Incentive warrants expense	9	6
Other changes in operating assets and liabilities:
Accounts receivable, net	1,644	(1,740)
Prepaid and other assets	240	(222)
Trade accounts payable	296	802
Deferred revenue	521	154
Accrued liabilities	633	(1,060)
Net cash provided by (used in) operating activities	1,031	(2,870)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(2)	(418)
Net cash used in investing activities	(2)	(418)

CASH FLOWS FROM FINANCING ACTIVITIES:
Secured borrowing	(618)	2,378
Net cash (used in) provided by financing activities	(618)	2,378
Effect of exchange rate on cash and cash equivalents	291	(55)
Net increase (decrease) in cash and cash equivalents	702	(965)
Cash and cash equivalents, beginning of period	843	4,131
Cash and cash equivalents, end of period	$1,545	$3,166

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$117	$132
Cash refunded during period for taxes	$(144)	$—
Non-cash investing and financing transactions:
Accrued property and equipment additions	$—	$183
Change in fair value of warrants and derivative liabilities	$(115)	$(73)

See notes to unaudited condensed consolidated financial statements.

CARTESIAN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Reporting

The condensed consolidated financial statements and accompanying notes of Cartesian, Inc. and its subsidiaries ("Cartesian," "we," "us," "our" or the "Company") as of March 31, 2018, and for the thirteen weeks ended March 31, 2018 and April 1, 2017, are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of the Company’s condensed consolidated financial position, results of operations, and cash flows as of these dates and for the periods presented. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Consequently, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements nor those normally made in the Company’s Annual Report on Form 10-K. Accordingly, reference should be made to the Company’s annual consolidated financial statements and notes thereto for the fiscal year ended December 30, 2017, included in the 2017 Annual Report on Form 10-K (“2017 Form 10-K”) for additional disclosures, including a summary of the Company’s accounting policies. The Condensed Consolidated Balance Sheet as of December 30, 2017 included in this report has been derived from the audited Consolidated Balance Sheet at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The Company has evaluated subsequent events for recognition or disclosure through the date these unaudited condensed consolidated financial statements were issued.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for the thirteen weeks ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year ending December 29, 2018.

Accounting Changes - Except for the changes discussed below, the Company has consistently applied the accounting policies to all periods presented in these unaudited condensed consolidated financial statements.

Effective December 31, 2017, the Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 606, "Revenue from Contracts with Customers" ("ASC 606"). In accordance with ASC 606, the Company changed certain characteristics of its revenue recognition accounting policy as described below. ASC 606 was applied using the modified retrospective method under which the cumulative effect of the initial application was recognized as an adjustment to opening retained earnings at December 31, 2017. The adjustment to opening retained earnings was not material to the Company's unaudited condensed consolidated financial statements. The Company elected to apply ASC 606 only to contracts not completed under legacy U.S. GAAP at the date of adoption. Therefore, comparative prior periods have not been adjusted and continue to be reported under FASB ASC Topic 605, Revenue Recognition, or ASC 605.

The impact of the adoption of ASC 606 on the Company's unaudited Condensed Consolidated Balance Sheet at March 31, 2018, the unaudited condensed consolidated statement of comprehensive loss and the unaudited condensed consolidated statement of cash flows for the fiscal quarter ended March 31, 2018 was not material.

Liquidity and Going Concern - To date, the Company's cash resources and cash flows from financing activities have been sufficient to allow the Company to continue its operations. However, during the first quarter of fiscal 2018 net cash provided by operations was $1.0 million and during fiscal year 2017 net cash used in operating activities was $4.5 million. At March 31, 2018 and December 30, 2017, the Company had $1.5 million and $0.8 million, respectively, in cash and cash equivalents and negative net working capital of $2.2 million and $44,000, respectively. The Company's current capital resources may not be sufficient to repay a promissory note payable to Elutions Capital Ventures S.à r.l, a subsidiary of Elutions, Inc. ("Elutions"), in an aggregate original principal amount of $3.3 million ("Elutions Note"), if it were to be called for redemption, and to fund the Company's operations going forward. The Elutions Note matures on March 18, 2019, but may be called for redemption by the holder at any time and is payable 30 days after it is called for redemption. The Company is not in default under the Elutions Note and does not have any reason to currently expect that the Elutions Note will be called for redemption, given that the Company is paying its debts as they become due (including making timely payments of interest on the Elutions Note.) See Note 3, Strategic Alliance and Investment by Elutions, Inc., for additional discussion related to the Elutions Note.

On March 21, 2018, Company, entered into an Agreement and Plan of Merger (the "Merger Agreement") with Cartesian Holdings, LLC, a Delaware limited liability company ("Parent" or "CHLLC") and Cartesian Holdings, Inc., a Delaware

corporation and a wholly owned subsidiary of Parent ("Merger Sub"), pursuant to which, among other things, Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent (the "Merger"). Pursuant to the Merger Agreement, Parent's designee made a working capital loan to the Company of $1,000,000. In connection with the loan transaction, the Company issued the Working Capital Note to Parent's designee, Auto Cash Financing, Inc. that bears interest at an annual rate of ten percent (10%). The Working Capital Note is secured by a lien on all assets of the Company and its subsidiaries (except certain assets that are pledged by the Company to Elutions Capital Ventures S.a. r.l), subordinate only to certain existing and permitted encumbrances. The Working Capital Note is due and payable in full on the earlier of (a) the closing of the Merger, (b) the date the Merger Agreement is terminated in accordance with its terms (subject to an extension of the due date in certain circumstances), or (c) September 30, 2018. The Company has no reason to believe that the Merger will not occur or that the Merger Agreement may be terminated, but if the Merger Agreement is terminated the Company would not have the ability to repay the loan without the infusion of new debt or equity capital. Under certain circumstances, we would be required to pay a termination fee of $400,000 to CHLLC in the event the Merger Agreement is terminated. See Note 12, Subsequent Events, for additional discussion related to the Merger.
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

The condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In 2016, the Company adopted Accounting Standards Update 2014-15, Presentation of Financial Statements - Going Concern that requires management to assess conditions or events that raise substantial doubt about an entity's ability to continue as a going concern for at least one year after the financial statements are issued. Management has concluded under ASU 2014-15 that the current circumstances as discussed above raise substantial doubt about the Company's ability to continue as a going concern. If the Company is unable to generate additional cash from operations or obtain financing in addition to the working capital loan, or if the Company is unable to arrange financing to pay off the Elutions Note upon a call for redemption or the Company becomes required to repay the Working Capital Note prior to the Merger, the Company may be unable to fund its operations in the future. The Company currently expects that such financing can be obtained if necessary, subject to market conditions and the Company's financial condition at the time the Company seeks such financing, provided that, if it is in the form of debt financing, such financing would be at a very high interest rate, or if it is in the form of equity financing, such financing would be on terms that would be highly dilutive to stockholders. However, there can be no assurances that sufficient liquidity can be raised from one or more of these actions or that these actions can be consummated within the period needed to meet the Company's current obligations.

If the Company becomes unable to continue as a going concern, it may have to (i) seek protection under bankruptcy reorganization laws, or (ii) liquidate its assets, and the values it receives for its assets in liquidation or dissolution could be significantly lower than the values reflected in the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty, including any adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Managed Services Implementation Revenues and Costs - Managed service arrangements provide for the delivery of a software or technology based solution to clients over a period of time without the transfer of a license or a software sale to the customer. For long-term managed service agreements, implementation efforts are often necessary to develop the software utilized to deliver the managed service. Costs of such implementation efforts may include internal and external costs for coding or customizing systems and costs for conversion of client data. The Company may invoice its clients for implementation fees at the go-live date of the underlying software. Lump sum implementation fees received from clients are initially deferred and recognized on a pro-rata basis as services are provided. Specific, incremental and direct costs of implementation incurred prior to the services going live are deferred and amortized over the period that the related ongoing services revenue is recognized to the extent that the Company believes the recoverability of the costs from the contract is probable. If a client terminates a managed services arrangement prior to the end of the contract, a loss on the contract may be recorded, if applicable, and any remaining deferred implementation revenues and costs would then be recognized into earnings generally over the remaining service period through the termination date. During the thirteen weeks ended March 31, 2018, $67,000 of implementation costs related to managed service contracts were deferred. During the thirteen weeks ended April 1, 2017, $133,000 of implementation costs related to managed service contracts were deferred. Unamortized deferred implementation costs were $505,000 and $482,000 as of March 31, 2018 and December 30, 2017, respectively.

Research and Development and Software Development Costs - During the thirteen weeks ended March 31, 2018 and April 1, 2017, internal use software development costs of $171,000 and $102,000, respectively, were expensed as incurred. During the thirteen weeks ended March 31, 2018, no internal use software development costs were capitalized. During the thirteen weeks ended April 1, 2017, $100,000 of internal use software development costs were capitalized.

Foreign Currency Transactions and Translation - Cartesian Limited, the international operations of Cambridge Strategic Management Group, Inc., Farncombe France SARL, Farncombe Technology Limited, and Farncombe Engineering Services Limited conduct business primarily denominated in their respective local currency, which is their functional currency. Assets and liabilities have been translated to U.S. dollars at the period-end exchange rates. Revenues and expenses have been translated at exchange rates which approximate the average of the rates prevailing during each period. Translation adjustments are reported as a separate component of other comprehensive loss in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Accumulated other comprehensive loss resulting from foreign currency translation adjustments totaled $6.3 million and $6.7 million as of March 31, 2018 and December 30, 2017, respectively, and is included in Total Stockholders’ Equity in the Condensed Consolidated Balance Sheets. Assets and liabilities denominated in other than the functional currency of a subsidiary are re-measured at rates of exchange on the balance sheet date. Resulting gains and losses on foreign currency transactions are included in the Company’s results of operations. During the thirteen weeks ended March 31, 2018 and April 1, 2017, realized and unrealized exchange gains of $119,000 and $58,000, respectively, were included in our results of operations.

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

In accordance with the provisions of FASB ASC 260, "Earnings per Share", the Company uses the treasury stock method for calculating the dilutive effect of employee stock options, non-vested shares and warrants. The employee stock options, non-vested shares and warrants will have a dilutive effect under the treasury stock method only when average market value of the underlying Company common stock during the respective period exceeds the assumed proceeds. For share-based payment awards with a performance condition, the Company must first use the guidance on contingently issuable shares in FASB ASC 260-10 to determine whether the awards should be included in the computation of diluted earnings per share for the reporting period. For all non-vested performance-based awards, the Company determines the number of shares, if any, that would be issuable at the end of the reporting period if the end of the reporting period were the end of the contingency period. In applying the treasury stock method, assumed proceeds include the amount, if any, the employee must pay upon exercise, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the options and the vesting of non-vested shares. For the thirteen weeks ended March 31, 2018 there were no shares related to outstanding stock options, non-vested shares and warrants that otherwise would have been included in the diluted earnings per share calculation because they would have been anti-dilutive. For the thirteen weeks ended April 1, 2017, 25,000 shares related to outstanding stock options, non-vested shares and warrants that otherwise would have been included in the diluted earnings per share calculation were not included because they would have been anti-dilutive due to our net loss for those periods.

Accounts Receivable - The Company has entered into agreements with third-party financial institutions under which it can selectively elect to transfer to the financial institutions accounts receivable with certain of the Company’s largest, international customers on a non-recourse basis.  These agreements give the Company optionality to convert outstanding accounts receivable to cash. For any transfer of accounts receivable under these agreements that qualifies as a sale, the Company applies the guidance in FASB ASC 860, “Transfers and Servicing – Sales of Financial Assets”, which requires the derecognition of the carrying value of those accounts receivable on the Condensed Consolidated Balance Sheets and recognition of a loss on the sale of an asset in operating expenses on the Condensed Consolidated Statements of Operations and Comprehensive Loss. The loss is determined at the date of transfer based upon the amount at which the accounts receivable are transferred less any fees, discounts and other charges provided under the agreements. During the thirteen weeks ended March 31, 2018 and April 1, 2017, $2.5 million and $3.5 million, respectively, in accounts receivable were transferred pursuant to these agreements which qualified as sales of receivables and the related carrying amounts were derecognized. The loss on the sale of these accounts receivable recorded in the Condensed Consolidated Statements of Operations and Comprehensive Loss was immaterial for each of the thirteen weeks ended March 31, 2018 and April 1, 2017.

On April 22, 2016, the Company entered into a Factoring Agreement ("Factoring Agreement") with RTS Financial Service, Inc. ("RTS"). Pursuant to the terms of the Factoring Agreement, the Company may offer for sale, and RTS may purchase, certain accounts receivable of the Company on an account by account basis (such purchased accounts, the "Purchased Accounts"). Under the Factoring Agreement, upon purchase RTS becomes the absolute owner of the Purchased Accounts, which are payable directly to RTS, subject to certain repurchase obligations of the Company. Proceeds from transfers under the Factoring Agreement reflect the face value of the account receivable less a factor’s fee. The factor’s fee is computed on a daily basis until the amount of the Purchased Account is paid to RTS, and equals the amount of the Purchased Account multiplied by the sum of the prime rate then in effect plus 6.49% divided by 360. Upon purchase of a Purchased Account, RTS will pay to the Company the amount of the Purchased Account, less a reserve of 20% of that amount, which reserve (less the total fee calculated) is payable to the Company upon collection of the Purchased Account by RTS. The fee is recorded as interest expense within the Condensed Consolidated Statements of Operations and Comprehensive Loss in the period the fee becomes payable. During the thirteen weeks ended March 31, 2018 and April 1, 2017, the Company factored $3,489,000 and $434,000, respectively, of accounts receivable under the Factoring Agreement and as of March 31, 2018 and December 30, 2017 recognized a liability of $1,972,000 and $1,917,000, respectively, which is recorded as Secured borrowing on the Condensed Consolidated Balance Sheets. Until received, the reserve amount withheld at the time of transfer is recorded as a receivable and is included in Other current assets on the Condensed Consolidated Balance Sheets. As of March 31, 2018 and December 30, 2017 the amount recorded as a receivable for the reserve withheld by RTS was $394,000 and $381,000, respectively. The amount of fees recorded as interest expense were immaterial for the thirteen weeks ended March 31, 2018 and April 1, 2017.

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

The agreements have an initial term of 12 months and continue after the initial term until terminated by either the applicable entity or RBS. Each entity may terminate its agreement at any time during the initial term upon approval of RBS or upon six months' notice of intent to terminate. RBS may terminate the agreements upon certain other events or conditions included in the agreements. During the thirteen weeks ended March 31, 2018 and April 1, 2017, Cartesian Limited factored $4.4 million and $2.7 million, respectively, under the agreements and as of March 31, 2018 and December 30, 2017 recognized a liability of $1.9 million and $2.5 million, respectively, which is recorded as Secured borrowing on the Condensed Consolidated Balance Sheets.

Inventory – In accordance with the provisions of FASB ASC 330, “Inventory”, the Company’s inventory is stated at the lower of cost, using the first-in first-out (FIFO) method, or fair value. As of March 31, 2018 and December 30, 2017, the Company had $0.2 million and $0.2 million, respectively, in inventory, all of which was finished goods. All of the inventory was purchased in July 2014 from Elutions, Inc. (“Elutions”), which owns more than five percent of the outstanding shares of common stock of the Company. See Note 3, Strategic Alliance and Investment by Elutions, Inc.

Long-lived Assets - The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets might not be recoverable in accordance with the provisions of FASB ASC 360, “Property, Plant and Equipment”. There was no impairment of long-lived assets during the thirteen weeks ended March 31, 2018 or April 1, 2017.

Recent Accounting Pronouncements – In August 2016, the FASB issued Accounting Standards Update ("ASU") 2016-15, "Classification of Certain Cash Receipts and Cash Payments", which will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. This ASU is effective for the Company beginning in fiscal 2018 and its adoption did not have a material impact on the Company’s condensed consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-9, "Revenue" from Contracts with Customers. This standard update clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The standard update intends to provide a more robust framework for addressing revenue issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; and provide more useful information to users of financial statements through improved disclosure requirements. The provisions of FASB ASU 2014-9 were effective for the Company in fiscal 2018. See Accounting Changes, above and Note 2. Revenue Recognition for further discussion.

2. Revenue Recognition

See Note 1, Basis of Reporting, for discussion of the impact of adoption of ASC 606 on the Company's condensed consolidated financial statements.

The Company provides consulting services and managed solutions to customers in the communications, digital media, and technology sectors. The Company offers a portfolio of strategy, management, marketing, operational, and technology consulting services. The principal source of revenue is derived from fees for services on a time and material or on a fixed fee basis. We also earn revenues from post-contract support services. The Company has made a policy decision to record revenue net of sales, use and value added taxes. Contracts with customers are generally short-term, for one year or less, and generally provide for cancellation upon notice.

Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. The Company measures revenue based on the consideration specified in the client arrangement, and revenue is recognized as the performance obligations in the client arrangement are satisfied. A performance obligation is a promise in a contract to transfer a distinct service to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue as the customer receives the benefit of the performance obligation. Clients typically receive the benefit of our services as they are performed. Substantially all our client contracts provide that we are compensated for services performed to date.
The Company recognizes revenue from consulting services over time. The method of recognition used to measure time and material contracts is the output method based on the number of hours worked. The Company uses a percentage-of-completion method for our fixed fee contracts. In connection with some fixed fee contracts, the Company may receive payments from customers that exceed revenues up to that point in time. The Company records the excess of receipts from customers over recognized revenue as contract liabilities which are classified as current liabilities to the extent they are expected to be earned within twelve months from the date of the balance sheet. As a consulting service provider, the Company generally does not experience returns, refunds, warranties or similar obligations.
At contract inception, the Company assesses the services promised in its contracts with customers and identifies a performance obligation for each promise to transfer to the customer a service (or bundle of services) that is distinct. To identify the performance obligations, the Company considers all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices.
The Company measures progress for revenue for fixed fee contracts using the percentage of services completed, on a current cumulative cost to total cost basis, using a reasonably consistent profit margin over the period. Due to the nature of these projects, developing the estimates of costs often requires significant judgment. Factors that must be considered in estimating the progress of work completed and ultimate cost of the projects include, but are not limited to, the availability of labor and labor productivity, the nature and complexity of the work to be performed, and the impact of delayed performance. If changes occur in delivery, productivity or other factors used in developing the estimates of costs or revenues, the Company revises its cost and revenue estimates, which may result in increases or decreases in revenues and costs, and such revisions are reflected in income in the period in which the facts that give rise to that revision become known.
Transaction prices are generally explicitly stated in contracts with customers for fixed fee and time and material projects. The majority of the Company's contracts with customers are short-term professional services contracts which typically have one performance obligation over which the transaction price is allocated. If a contract were determined to have multiple performance obligations, the transaction price would be allocated to those performance obligations based on their stand-alone selling price. In addition to the judgments and estimates that are considered above, additional judgments and estimates include, but are not limited to, estimating the total transaction price related to projects which include variable consideration, allocation of the transaction price to performance obligations, and judgments made in determining the amount of the costs incurred to obtain or fulfill a contract. Variable consideration to which the Company expects to be entitled is estimated at contract inception and quarterly after that date based on estimates to complete the contracts. Variable consideration will be estimated using the expected value method or by using the most likely amount method if there are only two possible outcomes related to the variable consideration. Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company does not experience any significant reversals of revenue related to variable consideration and as such does not constrain variable consideration. For the Company’s contracts that have an original duration of one year or less, the Company uses the practical expedient applicable to such contracts and does not adjust the transaction price for the effects of a significant financing component.

The Company applied the practical expedient in ASC 606 by which it applied ASC 606 to portfolios of contracts with similar characteristics. The Company expects that the effects on the financial statements of applying ASC 606 to the respective portfolios would not differ materially from applying ASC 606 to the individual contracts within the portfolios. The Company also applied the practical expedient allowing it to recognize revenue in the amount of consideration to which it has the right to invoice when the amount that the Company has the right to invoice corresponds directly to the value transferred to the customer. Based upon a qualitative assessment, the application of the portfolio practical expedient did not produce an outcome materially different from applying ASC 606 at the contract or performance obligation level. The application of the right to invoice practical expedient also did not produce an outcome materially different than if the right to invoice practical expedient was not applied.

The Company determined that the categories used in its presentations to investors and its board of directors will be used to meet the objective of the disaggregation disclosure requirement in ASC 606 to disaggregate revenue from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following table illustrates the disaggregation disclosure by primary geographical market, major project type, and timing of revenue recognition, including a reconciliation of how the disaggregated revenue ties in the Company's reportable segments (amounts in thousands).

Segments	North America	EMEA	Strategic Alliances	Total
Primary Geographical Markets:
North America	$3,367	$174	$172	$3,713
International:
United Kingdom	—	6,775	—	6,775
Other	—	554	—	554
Total	$3,367	$7,503	$172	$11,042

Major revenue by project type:
Fixed Fee - straight-line	$1,542	$115	$172	$1,829
Fixed Fee - percentage of completion	951	3,011	—	3,962
Time and Materials	874	4,377	—	5,251
Total	$3,367	$7,503	$172	$11,042

Timing of Revenue Recognition:
Services transferred at a point in time	$—	$—	$—	$—
Services transferred over time	3,367	7,503	172	11,042
Total	$3,367	$7,503	$172	$11,042

The payment terms and conditions in our customer contracts vary. Payment terms for the Company's services are typically 30 to 120 days and the Company does not have significant financing components or material collectability concerns in relation to its current contracts.

Differences between the timing of billings and the recognition of revenue are recognized as either unbilled accounts receivable or deferred revenue in the accompanying Condensed Consolidated Balance Sheets. Revenues recognized for services performed but not yet billed to customers are recorded as unbilled accounts receivable and are included in Accounts receivable on the Condensed Consolidated Balance Sheets. Revenues recognized, but for which we are not yet entitled to bill because certain events, such as the completion of the measurement period or customer approval, must occur, are recorded as contract assets and are included within unbilled accounts receivable. Unbilled accounts receivable are included with Accounts receivable, net on the Condensed Consolidated Balance Sheets. Customer prepayments are contract liabilities and are classified as deferred revenues and recognized over future periods as earned in accordance with the applicable customer contract.

The allowance for doubtful accounts reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on the history of past write-offs and collections and current credit conditions of its customers.

The Company recognizes contract liabilities in instances where it has an obligation to perform services for which a customer has already transferred consideration. The opening and closing balances of the Company’s contract assets and contract liabilities are as follows (amounts in thousands):

	Contract Asset	Contract Liability (Current)	Contract Liability (Non-current)
Beginning balance at December 31, 2017	$669	$(797)	$(932)
Ending balance at March 31, 2018	827	(1,341)	(928)
Increase/(decrease)	$(158)	$544	$(4)

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. Changes to the opening and closing balances include changes related to contract assets of approximately $609,000 reclassified from unbilled receivables to accounts receivable. There were no impairments of contract assets for the thirteen weeks ended March 31, 2018.

The guidance in ASC 340, “Other Assets and Deferred Costs: Contracts with Customers”, applies to the incremental costs of obtaining a contract with a customer within the scope of ASC 606 unless the costs are within the scope of another Topic. If the requirements of ASC 340 to capitalize costs to obtain a contract are met, such accounting is not optional. The only exception is if the costs have an amortization period of one year or less. The Company does not incur material costs to obtain contracts with customers. Costs incurred by the Company to fulfill contracts with customers are expensed as incurred as they do not meet the capitalization criteria in ASC 340. As such, no costs to fulfill contracts with customers were capitalized during the thirteen weeks ended March 31, 2018.

The amounts of revenue recognized in the first quarter of fiscal 2018 that were included in the opening contract liability - current balance was $485,000. This revenue consists of primarily fixed fee projects. There was no revenue recognized during the current period on performance obligations that were satisfied in previous periods.

For contracts that are not completed as of the end of the reporting period, the table below discloses the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2018 and when the Company expects to recognize this revenue. This disclosure does not include expected consideration related to performance obligations for which the Company elects to recognize revenue in the amount it has a right to invoice.

Amount (in 000's)
2018	$7,164
2019	343
2020	342
2021	342
2022	348
2023 and thereafter	514
Total	$9,053

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

Promissory Note

The Note issued at Closing by the Company's subsidiary, Cartesian Limited, in the aggregate original principal amount of $3,268,664, bears interest at the rate of 7.825% per year, payable monthly, and matures on March 18, 2019. The Note must be redeemed by Cartesian Limited upon notification by the holder at any time (the “Holder Redemption Option”) and may be prepaid by Cartesian Limited after 18 months if the trading price of the Company's common stock exceeds $5.50 per share for a specified period of time and may be prepaid by Cartesian Limited at any time after 30 months. The obligations of Cartesian Limited under the Note are guaranteed by the Company pursuant to a Guaranty entered into by the Company at Closing and are secured by certain assets relating to client contracts involving Elutions pursuant to a Security Agreement entered into by the Company and Elutions at Closing. Amounts outstanding under the Note may be applied to the exercise price of the Company's common stock under the Tracking Warrant. Upon occurrence of an event of default, the Note would bear interest at 9.825% per year and could be declared immediately due and payable. Interest expense was approximately $63,000 for each of the thirteen weeks ended March 31, 2018 and April 1, 2017, respectively.

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

The parties have agreed on a general framework for pursuing, entering into and implementing customer contracts, which includes providing for joint and separate client pursuits and marketing on an initial and ongoing basis, procedures for contracting with clients, procedures for interface between the parties, limited exclusivity requirements of Elutions relating to identified prospects and clients of the Company, intellectual property rights of Elutions to its products and related restrictions, restrictions regarding use of confidential information, limitations on liability of the parties, independent contractor status of the parties, limitations on publicity by the parties, and dispute resolution, including arbitration. The parties intend that specific pricing and allocation provisions and other specific commercial terms will be included in individual client statements of work, subject to mutually agreed gross margin requirements for the benefit of the Company. The parties also agreed to a framework for certain initial inventory orders and reorders by the Company from Elutions, and related commitments, timing and pricing procedures, when the Company is the prime contracting party under certain client statements of work. With respect to the required initial inventory order, the Company was required to purchase $3.0 million of inventory from Elutions upon receiving a booked order for Smart Building Services of a certain size from a customer. As a result of a customer agreement entered into by the Company, during the third quarter of fiscal 2014, the Company acquired $3.0 million in inventory from Elutions to fulfill its initial inventory commitment. As of March 31, 2018, the Company has not sold or licensed any of the initial inventory acquired from Elutions and has not acquired any additional inventory from Elutions.

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

In connection with the customer agreement entered into by the Company in 2014, the Company entered into a subcontract with Elutions. Under the subcontract, Elutions agreed to provide all services in accordance with the customer agreement except for project management services, to be provided by the Company. In 2017, the Company entered into an amendment of the customer agreement and an amendment to the subcontract with Elutions. The amendments increase the number of customer sites deployed and extend the term of the original agreement. As of March 31, 2018, the Company estimates total additional license payments to Elutions under the amendment to the subcontract are approximately $0.2 million and that the total remaining license payments to Elutions under the original subcontract, as amended, are approximately $0.6 million over the term of the subcontract, with additional amounts potentially payable to Elutions based upon energy savings achieved by the customer. Annual license payments under the subcontract are recorded as managed services implementation costs which are included in Other current assets on the Condensed Consolidated Balance Sheets. See Note 1, Basis of Reporting. Elutions also agreed in the subcontract to provide all equipment required under the customer agreement, and the Company agreed to advance to Elutions $400,000 of the equipment deployment cost. The advance amount was paid to Elutions during fiscal 2014. Elutions is required to repay the advanced amount plus interest at the rate of 5.5% per annum. The funds are netted directly from the customer’s annual payments. Annual payments to Elutions are paid during the third fiscal quarter of each fiscal year. As of both March 31, 2018 and December 30, 2017, the balance remaining for the advance to Elutions was $100,000, which was included in Other current assets as of both dates.

Accounting Treatment

The Holder Redemption Option was determined to be an embedded derivative liability that was required to be bifurcated and recorded as a liability.

In addition, the Company determined that the provision of the Note that permits Cartesian Limited to prepay the Note after 18 months if the trading price of the Company’s common stock exceeds $5.50 per share for a specified period of time is an embedded derivative asset that requires bifurcation (the “Issuer Call Option”). As of March 31, 2018 and December 30, 2017, the fair value of the Issuer Call Option was determined to be immaterial. The carrying value of the Note as of March 31, 2018 and December 30, 2017, was $3,269,000 and as of March 31, 2018 and December 30, 2017, the fair value of the Note was $2,751,000 and $2,636,000, respectively. The Incentive Warrant and Tracking Warrant are accounted for as equity instruments. See Note 9, Fair Value Measurements for discussion of the determination of fair values.

The vesting of the Incentive Warrant is contingent on services to be provided by Elutions and the achievement of performance conditions by Elutions. During the thirteen weeks ended March 31, 2018 and April 1, 2017, Elutions earned 3,417 and 2,414 vested shares, respectively, under the Incentive Warrant and the Company recognized $9,000 and $6,000 of expense related to these vested shares, respectively.

4. Goodwill and Intangible Assets

The following table summarizes the changes in the major classes of intangible assets as of March 31, 2018 and December 30, 2017 (in thousands):

	Tradename	Non-Compete Agreements	Customer Relationships	Total
Gross Carrying Amount:
Balance as of December 30, 2017	$78	$52	$963	$1,093
Changes in foreign currency exchange rates	3	2	40	45

Balance as of March 31, 2018	$81	$54	$1,003	$1,138

Accumulated Amortization:
Balance as of December 30, 2017	$(78)	$(28)	$(665)	$(771)
Changes in foreign currency exchange rates	(3)	(1)	(28)	(32)
Amortization expense	—	(3)	(71)	(74)

Balance as of March 31, 2018	$(81)	$(32)	$(764)	$(877)

Balance as of March 31, 2018	$—	$22	$239	$261

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

Aggregate amortization expense related to intangible assets was $74,000 and $66,000 for the thirteen weeks ended March 31, 2018 and April 1, 2017, respectively. The following table outlines the estimated future amortization expense related to amortizing intangible assets as of March 31, 2018 (in thousands):

2018 (April 1, 2018 – December 29, 2018)	$224
2019	36
2020	1
$261

5. Share-Based Compensation

The Company issues stock option awards and non-vested share awards under its share-based compensation plans. The key provisions of the Company’s share-based compensation plans are described in Note 5, Share-Based Compensation, in the Notes to the Consolidated Financial Statements included in Item 8, Consolidated Financial Statements of the 2017 Form 10-K.

No income tax benefit was recognized in the first quarters of fiscal 2018 or 2017 due to the full valuation allowance on the Company's deferred tax assets.

Equity Incentive Plan

In April 2015, our Board of Directors approved an amendment and restatement of the Company’s Equity Incentive Plan (the “Equity Plan”), which was approved by our stockholders at the 2015 annual meeting of stockholders which was held on June 16, 2015. As of March 31, 2018, there were 2,805,659 shares of common stock that are available for issuance (inclusive of shares previously issued) under the Equity Plan. The Equity Plan expires on June 16, 2025.

Stock Options

Service-Based Stock Option Awards – A summary of the service-based stock option activity under the Equity Plan, as of March 31, 2018 and changes during the thirteen weeks then ended is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at December 30, 2017	107,500	$2.98
Granted	—	$—
Forfeited/cancelled	—	$—

Outstanding at March 31, 2018	107,500	$2.98

Options vested and expected to vest at March 31, 2018	89,999	$2.95

Options exercisable at March 31, 2018	69,999	$3.48

The Company did not grant any service-based stock option awards during the thirteen weeks ended March 31, 2018 or April 1, 2017. The Company recorded share-based compensation expense in connection with service-based stock option awards of $2,000 and $6,000 during the thirteen weeks ended March 31, 2018 and April 1, 2017, respectively. As of March 31, 2018, there was approximately $5,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to service-based stock option awards, and this unrecognized expense is expected to be recognized over a weighted average period of 7 months. As of December 30, 2017, there was $8,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to service-based stock option awards.

Market Condition Stock Option Awards – A summary of the market condition stock option activity under the Equity Plan, as of March 31, 2018 and changes during the thirteen weeks then ended is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at December 30, 2017	325,000	$2.54
Forfeited	(50,000)	$1.25

Outstanding at March 31, 2018	275,000	$2.77

Options vested and expected to vest at March 31, 2018	—	$—

Options exercisable at March 31, 2018	—	$—

During the thirteen weeks ended March 31, 2018 and April 1, 2017 the Company recorded $2,000 of share-based compensation income and $2,000 of share-based compensation expense, respectively, in connection with market condition stock option awards. As of March 31, 2018, there was $17,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to the market condition stock option awards, and this unrecognized expense is expected to be recognized over a weighted average period of 4 years. As of December 30, 2017, there was $30,000 of unrecognized expense related to the market condition stock option awards.

Non-vested Shares

Service-Based Non-vested Share Awards – A summary of the status of service-based non-vested share awards issued under the Equity Plan, as of March 31, 2018 is presented below:

	Shares	Weighted Average Grant Date Fair Value per share
Outstanding at December 30, 2017	140,000	$0.95
Vested	(30,000)	$1.18

Outstanding at March 31, 2018	110,000	$0.89

On July 25, 2017, the Company granted 50,000 shares of service-based non-vested stock that vest one year from the date of grant. Also on July 25, 2017, the Company granted 30,000 shares of service-based non-vested stock that vest two years from the date of grant. On March 13, 2017, the Company granted 60,000 shares of service-based non-vested stock that vest two years from the date of grant. During the thirteen weeks ended March 31, 2018 and April 1, 2017, the Company recorded $24,000 and $9,000, respectively, of stock-based compensation expense in connection with these service-based non-vested share awards. As of March 31, 2018 and December 30, 2017, there was an estimated $54,000 and $78,000, respectively, of unrecognized stock-based compensation expense, net of estimated forfeitures, related to these service-based non-vested share awards, and this unrecognized expense is expected to be recognized over a period of 10 months.

Performance-Based Non-vested Share Awards – As of March 31, 2018 and December 30, 2017, there were no performance-based non-vested share awards outstanding.

Share-based compensation cost for performance-based non-vested share awards is measured at the grant date based on the fair value of shares expected to be earned at the end of the performance period, based on the closing market price of the Company’s common stock on the date of grant, and is recognized as expense using the straight-line method over the performance period based upon the probable number of shares expected to vest. The Company estimates and excludes compensation cost related to awards not expected to vest based upon estimated forfeitures. No share-based compensation expense was recorded during the thirteen weeks ended March 31, 2018 in connection with performance-based non-vested share awards. During the thirteen weeks ended April 1, 2017, the Company recorded $10,000 of share-based compensation expense in connection with performance-based non-vested share awards.

2000 Supplemental Stock Plan
A summary of the option activity under the Company’s 2000 Supplemental Stock Plan (the “Supplemental Stock Plan”) as of March 31, 2018 and changes during the thirteen weeks then ended is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at December 30, 2017	7,700	$9.45
Forfeited/cancelled	(7,700)	$9.45

Outstanding at March 31, 2018	—	$—

Options vested and exercisable at March 31, 2018	—	$—

No awards have been granted under the Supplemental Stock Plan since it expired on May 23, 2010. There is no remaining unrecognized compensation cost related to stock options issued under the Supplemental Stock Plan.

6. Supplemental Balance Sheet Information

Accrued payroll, bonuses and related expenses and Other accrued liabilities consist of the following (amounts in thousands):

	March 31, 2018	December 30, 2017
Accrued payroll, bonuses and related expenses
Accrued payroll	$412	$211
Accrued bonuses	559	400
Accrued payroll taxes	951	935
Accrued vacation	564	409
Accrued severance	234	100
Other	282	359
	$3,002	$2,414
Other accrued liabilities
Sales and value-added taxes payable	$577	$593
Lease termination liability	160	128
Accrued income taxes	30	51
Accrued professional fees	934	89
Other	204	507
	$1,905	$1,368

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

Management evaluates segment performance based upon income (loss) from operations, excluding share-based compensation (benefits) and depreciation. There were no inter-segment revenues during the thirteen weeks ended March 31, 2018 or April 1, 2017. In addition, in its administrative division, entitled “Not Allocated to Segments,” the Company accounts for non-operating activity and the costs of providing corporate and other administrative services to all the segments, including, but not limited to, share-based compensation expense, depreciation expense, and certain research and development costs. Summarized financial information concerning the Company’s reportable segments is shown in the following table (amounts in thousands):

	North America	EMEA	Strategic Alliances	Not Allocated to Segments	Total
As of and for the thirteen weeks ended March 31, 2018:
Revenues	$3,367	$7,503	$172	$—	$11,042
Income (loss) from operations	501	422	4	(3,437)	(2,510)
Total assets	$2,887	$9,251	$245	$4,139	$16,522

As of the fiscal year ended December 30, 2017:
Total assets	$3,127	$10,004	$246	$4,225	$17,602

As of and for the thirteen weeks ended April 1, 2017:
Revenues	$5,078	$9,040	$148	$—	$14,266
Income (loss) from operations	728	1,110	27	(3,391)	(1,526)
Total assets	$3,726	$11,903	$418	$7,725	$23,772

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

In accordance with the provisions of FASB ASC 280-10, revenues earned in the United States and internationally based on the location where the services are performed are shown in the following table (amounts in thousands):

	For the Thirteen Weeks Ended
	March 31, 2018	April 1, 2017
United States	$3,713	$5,294
International:
United Kingdom	6,775	8,154
Other	554	818
Total	$11,042	$14,266

In accordance with the provisions of FASB ASC 280-10, long-lived assets, excluding intangible assets, by geographic area are shown in the following table (amounts in thousands):

	Long-Lived Assets
	March 31, 2018	December 30, 2017
United States	$1,884	$2,142
United Kingdom	147	157
France	12	12
Total	$2,043	$2,311

Major customers in terms of significance to Cartesian’s revenues (i.e. in excess of 10% of revenues) and accounts receivable were as follows (amounts in thousands):

	Revenues
	For the thirteen weeks ended March 31, 2018		For the thirteen weeks ended April 1, 2017
	North America	EMEA	North America	EMEA
Customer A	$—	$3,150	$—	$3,951
Customer B	—	1,100	—	1,754
Customer C	1,031	—	2,509	—

	Accounts Receivable
	As of March 31, 2018	As of April 1, 2017
Customer A	$3,808	$4,744
Customer B	$387	$1,861
Customer C	$527	$951

Revenues from the Company’s ten most significant customers accounted for approximately 77.8% and 82.7% of revenues during the thirteen weeks ended March 31, 2018 and April 1, 2017, respectively.

8. Income Taxes

During the thirteen weeks ended March 31, 2018 the Company recorded no income tax benefit or provision and during the thirteen weeks ended April 1, 2017, the Company recorded an income tax benefit of $29,000. The income tax benefit for the thirteen weeks ended April 1, 2017, was primarily related to larger than expected refunds from UK tax returns.

The Company has reserved all of its domestic and international net deferred tax assets as of March 31, 2018 and December 30, 2017 with a valuation allowance in accordance with the provisions of FASB ASC 740, “Income Taxes”, which requires an estimation of the recoverability of the recorded income tax asset balances. As of March 31, 2018 and December 30, 2017, the Company has recorded $25.6 million and $25.0 million, respectively, of valuation allowances attributable to its net deferred tax assets. The determination of recording and releasing valuation allowances against deferred tax assets is made, in part, pursuant to the Company’s assessment as to whether it is more likely than not that the Company will generate sufficient future taxable income against which benefits of the deferred tax assets may or may not be realized. Significant judgment is required in making estimates regarding the Company’s ability to generate income in future periods.
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
The Company analyzes its uncertain tax positions pursuant to the provisions of FASB ASC 740 “Income Taxes”. There was no material activity related to the liability for uncertain tax positions during the thirteen weeks ended March 31, 2018 and April 1, 2017, and the Company has determined it does not have any material uncertain tax positions requiring reserves at March 31, 2018 or December 30, 2017.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and in various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2000. As of March 31, 2018, the Company has no income tax examinations in process.

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

The Company has classified the Holder Redemption Option and Note as Level 3 liabilities. Changes in the fair value of the Holder Redemption Option are recognized in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company reassesses the fair value of this liability on a quarterly basis. Based on that assessment, the Company recognized decreases of $ $115,000 and $73,000 in the fair value of this liability during the thirteen weeks ended March 31, 2018 and April 1, 2017, respectively. To determine the fair value of the Holder Redemption Option, management evaluates assumptions that require significant judgment. Changes in certain inputs to the valuation model, including the Company’s period end stock price and stock volatility, can have a significant impact on the estimated fair value. The fair value recorded for the Holder Redemption Option may vary significantly from period to period. This variability may result in the actual liability for a period either above or below the estimates recorded in the Company’s consolidated financial statements, resulting in significant fluctuations in other income (expense) as a result of the corresponding non-cash gain or loss recorded. The model requires the following inputs: (i) price of the Company’s common stock; (ii) the expected life of the instrument or derivative; (iii) risk-free interest rate; (iv) estimated dividend yield, and (v) estimated stock volatility. Assumptions used in the calculation require significant management judgment.

The following table sets forth the Level 3 inputs to the binomial lattice model that were used to determine the fair value of the Note and the Holder Redemption Option:

	March 31, 2018	December 30, 2017
Common stock price	$0.40	$0.16
Dividend yield	—%	—%
Credit spread	24.5%	24.9%
Risk-free interest rate	2.1%	1.8%
Estimated stock volatility	107.2%	140.6%

In addition, the Company determined that the provision of the Note that permits Cartesian Limited to prepay the Note after 18 months if the trading price of the Company’s common stock exceeds $5.50 per share for a specified period of time is an embedded derivative asset that requires bifurcation (the “Issuer Call Option”). As of March 31, 2018 and December 30, 2017, the fair value of the Issuer Call Option was determined to be immaterial.

Because the Company measures the Holder Redemption Option at fair value on a recurring basis, transfers, if any, between the levels of the fair value hierarchy are recognized at the end of the fiscal quarter in which the change in circumstances that caused the transfer occurred.

As of March 31, 2018 and December 30, 2017, the liability recorded at fair value on a recurring basis consisted of the following (in thousands):

	Total	Quoted prices in active markets Level 1	Significant other observable inputs Level 2	Significant other unobservable inputs Level 3
March 31, 2018:
Holder Redemption Option	$518	$—	$—	$518
December 30, 2017:
Holder Redemption Option	$633	$—	$—	$633

The following table summarizes the year-to-date changes to the fair value of the Holder Redemption Option which is a Level 3 liability (in thousands):

Holder Redemption Option
Fair value at December 30, 2017	$633
Decrease in fair value	(115)
Fair value at March 31, 2018	$518

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values because of the relatively short-term maturities of these financial instruments.

10. Commitments and Contingencies

The Company is not subject to any material litigation as of March 31, 2018. However, the Company may become involved in various legal and administrative actions arising in the normal course of business. These could include actions brought by taxing authorities challenging the employment status of consultants utilized by the Company. In addition, future customer bankruptcies could result in additional claims on collected balances for professional services near the bankruptcy filing date. When management has determined that it is probable that an asset has been impaired or a liability had been incurred related to an action, claim or assessment and the amount of loss can be reasonably estimated, the Company will record a liability for such estimated loss in the appropriate accounting period. The resolution of any of such actions, claims, or the matters described above may have an impact on the financial results for the period in which they occur.

11. Exit and Disposal Activities

In fiscal 2015, the Company took steps to discontinue use of its leased facilities in McLean, Virginia. The space is leased under an operating lease with a term expiring in July 2019. It is comprised of 4,823 square feet. Although the Company has clients in this geographic market, projects are performed from either client sites or other Company locations, and thus the space is not required or used by Company employees, and specifically not used for revenue-generating activities. In fiscal 2017, the Company entered into a sublease for this facility. The sublease does not relieve the Company of its primary obligations under the original lease. We accounted for the discontinuation of use of this property in accordance with FASB ASC 420, “Exit or

Disposal Cost Obligations” and the amounts recorded were calculated using probability-weighted cash flow analysis and represent the present value, calculated using a credit-adjusted risk free rate, of our remaining costs under the remaining term of the lease, net of sublease payments. As of March 31, 2018, a liability of $134,000 is recorded of which $125,000 is recorded in Other accrued liabilities and $9,000 is recorded in Other noncurrent liabilities in the Condensed Consolidated Balance Sheets. As of December 30, 2017, a liability of $158,000 was recorded of which $128,000 was included in Other accrued liabilities and $30,000 was included in Other noncurrent liabilities in the Condensed Consolidated Balance Sheets.

12. Subsequent Events

Agreement and Plan of Merger

On March 21, 2018, the Company, entered into the Merger Agreement with Parent and Merger Sub, pursuant to which, among other things, Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent. The proposed transaction is structured as a two-step transaction consisting of a first-step cash tender offer for outstanding shares of the Company's common stock followed by the second-step Merger. Parent and Merger Sub are affiliates of Blackstreet Capital Holdings.

On April 10, 2018, pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Merger Sub commenced a cash tender offer (the "Offer"), to acquire all of the issued and outstanding shares of common stock, par value $0.005 per share, of the Company ("Company Common Stock" or the "Shares") at a price per share equal to $0.40, net to the seller in cash, without interest (the "Offer Price"), subject to any withholding of taxes required by applicable law. The Offer and withdrawal rights expired as scheduled on May 11, 2018. As of the expiration of the Offer, a total of 7,200,990 Shares (excluding 1,465 Shares with respect to which notices of guaranteed delivery were delivered but which Shares were not yet delivered) were validly tendered and not properly withdrawn pursuant to the Offer, representing approximately 76.7% of the outstanding Shares.

Upon completion of the Offer, designees of Cartesian Holdings, LLC were appointed to four of the five seats on the Company's Board of Directors. Under the Merger Agreement, because less than 90% of the outstanding Shares were purchased in the Offer, the Company expects to call a meeting of the stockholders of the Company to approve the Merger Agreement.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements. In addition to historical information, this quarterly report contains forward-looking statements. Forward-looking statements include, but are not limited to, statements of plans and objectives, statements of future economic performance or financial projections, statements of assumptions underlying such statements, and statements of the Company’s or management’s intentions, hopes, beliefs, expectations or predictions of the future. Forward-looking statements can often be identified by the use of forward-looking terminology, such as “believes”, “expects”, “may”, “should”, “could”, “intends”, “plans”, “estimates” or “anticipates”, variations thereof or similar expressions. Certain risks and uncertainties could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause a difference include, but are not limited to, our ability to generate sufficient cash flow from operations and obtain sufficient financing to pay our obligations and debts as they become due and continue our operations, our ability to pay our promissory note issued to Elutions if called for redemption by Elutions, Inc., our ability to successfully implement the strategic relationship with Elutions, conditions in the industry sectors that we serve, including the slowing of client decisions on proposals and project opportunities along with scope reduction of existing projects, overall economic and business conditions, our ability to retain the limited number of large clients that constitute a major portion of our revenues, our ability to protect client or Cartesian data or information systems from security breaches and cyber-attacks, technological advances and competitive factors in the markets in which we compete, foreign currency exchange rate fluctuations and the factors discussed in Item 1A. Risk Factors and the section entitled “Cautionary Statement Regarding Forward-Looking Information” in Part I of our Annual Report on Form 10-K for the fiscal year ended December 30, 2017 (“2017 Form 10-K”). Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date of this report. Except as may be required by applicable law, we undertake no obligation to revise, or publicly release the results of any revision to, these forward-looking statements. Readers should carefully review the cautionary statements contained in our 2017 Form 10-K and in other documents that we file from time to time with the Securities and Exchange Commission.

The following should be read in connection with Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented in our 2017 Form 10-K.

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

We are subject to a number of significant risks in the operation of our business, including operational, strategic, financial and regulatory risks. These include risks related to legal compliance, financial performance and condition, liquidity, concentration of credit, protection of our information technology networks and systems and intellectual property, counterparty credit and performance risk and other risks. Our Board of Directors has delegated to the Audit Committee, consisting solely of independent directors, the responsibility to oversee the assessment and management of the Company’s risks, including reviewing management’s risk assessment and risk management policies and procedures and steps management has taken to control material risk exposures. The Audit Committee is authorized to identify and discuss with management, the Board of Directors and the independent auditors the material risks faced by our business or which could impact our financial condition or performance, evaluate how those risks are managed and the quality and adequacy of our reporting with regard to them. Although we have processes and procedures to attempt to mitigate many of the risks that we face, there can be no assurance that such processes or procedures will be successful. For a discussion of certain risks relating to the Company, see Item 1A, "Risk Factors" and Part I, "Cautionary Statement Regarding Forward-Looking Information" in the 2017 Form 10-K.

CRITICAL ACCOUNTING POLICIES

While the selection and application of any accounting policy may involve some level of subjective judgments and estimates, we believe the following accounting policies are the most critical to our condensed consolidated financial statements, potentially involve the most subjective judgments in their selection and application, and are the most susceptible to uncertainties and changing conditions:

•	Impairment of Long-lived Assets;

•	Revenue Recognition;

•	Fair Value Measurement;

•	Accounting for Income Taxes; and

•	Research and Development and Software Development Costs;

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

A change in the estimate of the remaining life of one or more identifiable intangible assets or the impairment of one or more identifiable intangible assets could have a material impact on our results of operations and financial condition. Our identifiable intangible assets' carrying value, net of amortization, was approximately $0.3 million as of March 31, 2018.

Revenue Recognition – Effective December 31, 2017, the Company adopted FASB ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"). In accordance with ASC 606, the Company changed certain characteristics of its revenue recognition accounting policy as described below.
The Company provides consulting services and managed solutions to customers in the communications, digital media, and technology sectors. The Company offers a portfolio of strategy, management, marketing, operational, and technology consulting services. The principal source of revenue is derived from fees for services on a time and material or on a fixed fee basis. We also earn revenues from post-contract support services. The Company has made a policy decision to record revenue net of sales, use and value added taxes. Contracts with customers are generally short-term, for one year or less, and generally provide for cancellation upon notice.

Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. The Company measures revenue based on the consideration specified in the client arrangement, and revenue is recognized as the performance obligations in the client arrangement are satisfied. A performance obligation is a promise in a contract to transfer a distinct service to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue as the customer receives the benefit of the performance obligation. Clients typically receive the benefit of our services as they are performed. Substantially all our client contracts provide that we are compensated for services performed to date.
The Company recognizes revenue from consulting services over time. We use the passage of time method of recognition for our time and material contracts, whereas we use a percentage-of-completion method for our fixed fee contracts. In connection with some fixed fee contracts, the Company may receive payments from customers that exceed revenues up to that point in time. The Company records the excess of receipts from customers over recognized revenue as contract liabilities which are classified as current liabilities to the extent they are expected to be earned within twelve months from the date of the balance sheet. As a consulting service provider, the Company generally does not experience returns, refunds, warranties or similar obligations.
At contract inception, the Company assesses the services promised in its contracts with customers and identifies a performance obligation for each promise to transfer to the customer a service (or bundle of services) that is distinct. To identify the performance obligations, the Company considers all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices.
The Company measures progress for revenue for fixed fee contracts using the percentage of services completed, on a current cumulative cost to total cost basis, using a reasonably consistent profit margin over the period. Due to the nature of these projects, developing the estimates of costs often requires significant judgment. Factors that must be considered in estimating the progress of work completed and ultimate cost of the projects include, but are not limited to, the availability of labor and labor productivity, the nature and complexity of the work to be performed, and the impact of delayed performance. If changes occur in delivery, productivity or other factors used in developing the estimates of costs or revenues, the Company revises its cost and revenue estimates, which may result in increases or decreases in revenues and costs, and such revisions are reflected in income in the period in which the facts that give rise to that revision become known.
Transaction prices are generally explicitly stated in contracts with customers for fixed fee and time and material projects. The majority of the Company's contracts with customers are short-term professional services contracts which typically have one performance obligation over which the transaction price is allocated. If a contract were determined to have multiple performance obligations, the transaction price would be allocated to those performance obligations based on their stand-alone selling price. In addition to the judgments and estimates that are considered above, additional judgments and estimates include, but are not limited to, estimating the total transaction price related to projects which include variable consideration, allocation of the transaction price to performance obligations, and judgments made in determining the amount of the costs incurred to obtain or fulfill a contract. Variable consideration to which the Company expects to be entitled is estimated at contract inception and quarterly after that date based on estimates to complete the contracts. Variable consideration is estimated using the most likely amount method. Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company does not experience any significant reversals of revenue related to variable consideration and as such does not constrain variable consideration.

For the Company’s contracts that have an original duration of one year or less, the Company uses the practical expedient applicable to such contracts and does not adjust the transaction price for the effects of a significant financing component. Further, because of the short duration of these contracts, the Company has not disclosed the transaction price for the remaining performance obligations as of the end of each reporting period or when the Company expects to recognize this revenue.

The Company applied the practical expedient in ASC 606 by which it applied ASC 606 to portfolios of contracts with similar characteristics. The Company expects that the effects on the financial statements of applying ASC 606 to the respective portfolios would not differ materially from applying ASC 606 to the individual contracts within the portfolios. The Company also applied the practical expedient allowing it to recognize revenue in the amount of consideration to which it has the right to invoice when the amount that the Company has the right to invoice corresponds directly to the value transferred to the customer. Based upon a qualitative assessment, the application of the portfolio practical expedient did not produce an outcome materially different from applying ASC 606 at the contract or performance obligation level. The application of the right to invoice practical expedient also did not produce an outcome materially different than if the right to invoice practical expedient was not applied.

Differences between the timing of billings and the recognition of revenue are recognized as either unbilled accounts receivable or deferred revenue in the condensed consolidated balance sheets. Revenues recognized for services performed but not yet billed to customers are recorded as unbilled accounts receivable and are included in Accounts receivable on the Condensed Consolidated Balance sheets. Revenues recognized, but for which we are not yet entitled to bill because certain events, such as the completion of the measurement period or customer approval, must occur, are recorded as contract assets and are included within unbilled accounts receivable. Unbilled accounts receivable are included with Accounts receivable, net on the Condensed Consolidated Balance Sheets. Customer prepayments are contract liabilities and are classified as deferred revenues and recognized over future periods as earned in accordance with the applicable customer contract.

The Company recognizes contract liabilities in instances where it has an obligation to perform services for which a customer has already transferred consideration.

The guidance in ASC 340, “Other Assets and Deferred Costs: Contracts with Customers”, applies to the incremental costs of obtaining a contract with a customer within the scope of ASC 606 unless the costs are within the scope of another Topic. If the requirements of ASC 340 to capitalize costs to obtain a contract are met, such accounting is not optional. The only exception is if the costs have an amortization period of one year or less. The Company does not incur material costs to obtain contracts directly attributable to specific contracts with customers. Costs incurred by the Company to fulfill contracts are immaterial in relation to contracts with customers and relate to satisfied or partially satisfied performance obligations and do not require capitalization. As such, no costs to fulfill contracts with customers were capitalized during the thirteen weeks ended March 31, 2018.

We recognized $5.3 million and $5.6 million in revenues from time and materials contracts during the thirteen weeks ended March 31, 2018 and April 1, 2017, respectively. During the thirteen weeks ended March 31, 2018 and April 1, 2017, we recognized $5.8 million and $8.7 million in revenues on fixed fee contracts, respectively.

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

Accounting for Income Taxes – Accounting for income taxes requires significant estimates and judgments on the part of management. Such estimates and judgments include, but are not limited to, the effective tax rate anticipated to apply to tax differences that are expected to reverse in the future, the sufficiency of taxable income in future periods to realize the benefits of net deferred tax assets and net operating losses currently recorded and the likelihood that tax positions taken in tax returns will be sustained on audit. We account for income taxes in accordance with FASB ASC 740 “Income Taxes”. As required by FASB ASC 740, we record deferred tax assets or liabilities based on differences between financial reporting and tax basis of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. FASB ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of March 31, 2018, cumulative valuation allowances in the amount of $25.6 million were recorded in connection with domestic and international net deferred income tax assets.

As required by FASB ASC 740, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the guidance. Pursuant to FASB ASC 740, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As of March 31, 2018, we have no recorded liability for unrecognized tax benefits.

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

Research and Development and Software Development Costs – Software development costs are accounted for in accordance with FASB ASC 985-20, “Software – Costs of Software to Be Sold, Leased, or Marketed” and FASB ASC 350-40, “Intangibles – Goodwill and Other – Internal-Use Software”. Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. We capitalize development costs incurred during the period between the establishment of technological feasibility and the release of the final product to customers if such costs are material. In addition, we capitalize software development costs for internal use software that we do not intend to market to third parties but use to deliver services. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, the date technological feasibility is reached, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. During the thirteen weeks ended March 31, 2018 and April 1, 2017, internal use software development costs of

$171,000 and $102,000, respectively, were expensed as incurred. During the thirteen weeks ended March 31, 2018, no internal use software development costs were capitalized. During the thirteen weeks ended April 1, 2017, $100,000 of internal use software development costs were capitalized.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED MARCH 31, 2018 COMPARED TO THIRTEEN WEEKS ENDED APRIL 1, 2017

REVENUES

Revenues decreased $3.2 million, or 22.6%, to $11.0 million for the first quarter of fiscal 2018 from $14.3 million for the comparable period in the prior fiscal year. The decrease was primarily due to a lower volume of projects in the current year quarter compared to the prior year quarter. The decrease was partially offset by approximately $0.8 million related to the change in foreign currency translation rates applied to revenues in our EMEA segment. Our international revenues were approximately 66.4% of total revenues for the first quarter of fiscal 2018 as compared to 62.9% for the comparable period in fiscal 2017.

North America segment revenues decreased $1.7 million to $3.4 million for the first quarter of fiscal 2018 from $5.1 million for the first quarter of fiscal 2017. The decrease was primarily due to a lower volume of projects in the first quarter of fiscal 2018. During the first quarter of fiscal 2018, the North America segment provided services on 48 customer projects compared to 56 projects performed in the comparable period in the prior fiscal year. Average revenue per project was $70,000 for the first quarter of fiscal 2018 and $91,000 for the first quarter of fiscal 2017. Revenues recognized in connection with fixed price engagements for the first quarters of fiscal 2018 and fiscal 2017 totaled $2.5 million and $3.9 million, respectively, representing 74% and 76% of the total revenues of the segment, respectively.

EMEA segment revenues decreased $1.5 million, or 17.0%, to $7.5 million for the first quarter of fiscal 2018 from $9.0 million for the comparable period in the prior fiscal year. The decrease was primarily due to a lower volume of projects in the current year quarter compared to the prior year quarter. The decrease was partially offset by approximately $0.8 million related to the change in foreign currency translation of the segment’s functional currency to our reporting currency, the U.S. Dollar. During the first quarters of fiscal 2018 and fiscal 2017, this segment provided services on 203 and 193 customer projects, respectively, and average revenue per project was approximately $36,000 and $46,000, respectively.

Strategic Alliances segment revenues were $0.2 million and $0.1 million for the first quarters of fiscal 2018 and fiscal 2017, respectively.

COST OF SERVICES

Cost of services decreased $2.0 million, or 20.2%, to $7.8 million for the first quarter of fiscal 2018 from $9.8 million for the first quarter of fiscal 2017. Our gross margin was 29.2% for the first quarter of fiscal 2018 compared to 31.3% for the comparable period in the prior fiscal year.

Cost of services in the North America segment was $2.2 million for the first quarter of fiscal 2018 compared to $3.4 million for the first quarter of fiscal 2017. This decrease was primarily related to lower revenues in the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017. Our North America segment gross margin was 35.5% for the first quarter of fiscal 2018 compared to 34.0% for the first quarter of fiscal 2017. The increase in gross margin rate during the first quarter of fiscal 2018 was primarily driven by project mix.

Cost of services in the EMEA segment was $5.5 million and $6.2 million during the first quarters of fiscal 2018 and fiscal 2017, respectively. The decrease in cost of services was a result of lower revenue. The decrease in cost of services was partially offset by an unfavorable impact of approximately $0.6 million related to changes in foreign currency exchange rates. Gross margin in our EMEA segment was 26.9% for the first quarter of fiscal 2018, compared to 31.3% for the comparable period in the prior fiscal year. The decrease in gross margin rate within the EMEA segment was primarily due to project mix.

For our Strategic Alliances segment, cost of services was $0.2 million and $0.2 million for the first quarters of fiscal 2018 and fiscal 2017, respectively.

OPERATING EXPENSES

Selling, general and administrative expenses were $5.7 million for the first quarter of fiscal 2018 compared to $6.0 million for the first quarter of fiscal 2017, a decrease of $0.3 million, or 4%. The overall decrease in selling, general and administrative expenses for the first quarter of fiscal 2018 was partially offset by an unfavorable impact of approximately $0.3 million related to the change in foreign currency exchange rates. During the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017, salaries and related expense decreased $0.6 million, rent expense decreased $0.4 million, information technology costs decreased $0.1 million and rental income increased $0.1 million. Also contributing to the decrease in selling, general and administrative expenses was $0.3 million of non-cash expense related to the increase in the fair value of the earn-out liability in first quarter of fiscal 2017. The earnout was paid in full in fiscal 2017. Professional fees and external consultants expense increased $1.0 million for the first quarter fiscal 2018 compared to the first quarter of fiscal 2017, primarily related to the strategic review process ongoing during the period. Severance expense increased $0.3 million during the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. As a percentage of revenues, our selling, general and administrative expenses were 51.9% for the first quarter of fiscal 2018 compared to 42.0% in the comparable period of the prior fiscal year.

OTHER INCOME AND EXPENSE

Other expense for the first quarters of fiscal 2018 and fiscal 2017 was $7,000 and $7,000, respectively. Other expense for both the 2018 and 2017 fiscal periods included interest expense on the promissory note. Each of the first quarters of fiscal 2018 and 2017 included income of $115,000 and $73,000, respectively, related to the change in fair value of the derivative liability embedded in the promissory note. See Note 3, Strategic Alliance and Investment by Elutions, Inc., in the Notes to the Condensed Consolidated Financial Statements (Unaudited) included in Item 1, Condensed Consolidated Financial Statements (Unaudited), of this report.

INCOME TAXES

During the first quarter of fiscal 2018 we recorded no income tax benefit and during the first quarter of fiscal 2017, we recorded an income tax benefit of $29,000, respectively. The income tax benefit for the first quarter 2017 was primarily related to larger than expected refunds from UK tax returns. For the first quarters of fiscal 2018 and fiscal 2017, we recorded no income tax benefit related to our domestic pre-tax losses, in accordance with the provisions of FASB ASC 740, "Income Taxes", which requires an estimation of our ability to use recorded deferred income tax assets. We currently have recorded a valuation allowance against all domestic deferred income tax assets generated due to uncertainty about their ultimate realization as a result of our history of domestic operating losses. If we continue to report net operating losses for financial reporting in our domestic operations, no additional tax benefit would be recognized for those losses, since we will not have accumulated enough positive evidence to support our ability to utilize the net operating loss carry-forwards in the future.

STATEMENT REGARDING NON-GAAP FINANCIAL MEASUREMENT

In addition to loss from operations on a GAAP basis and net loss and net loss per share on a GAAP basis, our management uses the non-GAAP financial measures, "Non-GAAP adjusted loss from operations", "non-GAAP adjusted net loss" and “Constant Currency Revenues” in its evaluation of our performance, particularly when comparing performance to the prior year's period. These non-GAAP measures contain certain non-GAAP adjustments which are described in the following schedule entitled "Reconciliation of GAAP Net Loss to Non-GAAP Adjusted Net Loss and GAAP Loss from Operations to Non-GAAP Adjusted Loss from Operations" and “Reconciliation of Non-GAAP Constant Currency Revenues to GAAP Revenues”. In making these non-GAAP adjustments, we take into account certain non-cash expenses and benefits, including tax effects as applicable, and the impact of certain items that are generally not expected to be on-going in nature or that are unrelated to our core operations. Management believes the exclusion of these items provides a useful basis for evaluating underlying business performance, but should not be considered in isolation and is not in accordance with, or a substitute for, evaluating our performance utilizing GAAP financial information. In calculating revenues for the first quarter of fiscal 2018 on a constant currency basis, the Company applied average foreign exchange rates from the comparable period of the prior fiscal year to the Company's foreign-denominated revenues in the first quarter of the current fiscal year. We believe that providing such adjusted results allows investors and other users of our financial statements to better understand our comparative operating performance for the periods presented. Our non-GAAP measures may differ from similar measures by other companies, even if similar terms are used to identify such measures. Although management believes the non-GAAP financial measures are useful in evaluating the performance of our business, we acknowledge that items excluded from such measures have a material impact on our loss from operations and net loss and net loss per share calculated in accordance with GAAP. Therefore, management uses non-GAAP measures in conjunction with GAAP results. Investors and other users of our financial information should also consider the above factors when evaluating our results.

CARTESIAN, INC.
RECONCILIATION OF GAAP LOSS FROM OPERATIONS TO NON-GAAP ADJUSTED
LOSS FROM OPERATIONS AND GAAP NET LOSS
TO NON-GAAP ADJUSTED NET LOSS
(unaudited)
(in thousands, except per share data)

	Thirteen Weeks Ended	Thirteen Weeks Ended
	March 31, 2018	April 1, 2017
Reconciliation of GAAP loss from operations to non-GAAP adjusted loss from operations:
GAAP loss from operations	$(2,510)	$(1,526)
Depreciation	222	283
Amortization of intangible assets	74	66
Non-cash share based compensation expense	24	119
Fair value adjustment to contingent consideration	—	285
Accrued executive severance and related costs	320	28
Lease expense for discontinuation of office space	—	58
Foreign currency exchange (gain) loss on note payable	(127)	(52)
Adjustments to GAAP loss from operations	513	787
Non-GAAP adjusted loss from operations	$(1,997)	$(739)

Reconciliation of GAAP net loss to non-GAAP adjusted net loss:
GAAP net loss	$(2,517)	$(1,490)
Depreciation	222	283
Amortization of intangible assets	74	66
Non-cash share based compensation expense	24	119
Fair value adjustment to contingent consideration	—	285
Accrued executive severance and related costs	320	28
Lease expense for discontinuation of office space	—	58
Change in fair value of derivative liabilities	(115)	(73)
Foreign currency exchange (gain) loss on note payable	(127)	(52)
Incentive warrants expense	9	6
Tax effect of applicable non-GAAP adjustments (1)	20	4
Adjustments to GAAP net loss	427	724
Non-GAAP adjusted net loss	$(2,090)	$(766)

	Thirteen Weeks Ended	Thirteen Weeks Ended
	March 31, 2018	April 1, 2017
Reconciliation of GAAP net loss per diluted common share to non-GAAP adjusted net loss per diluted common share:
GAAP net loss per diluted common share	$(0.27)	$(0.17)
Depreciation	0.03	0.03
Amortization of intangible assets	0.01	0.01
Non-cash share based compensation expense	—	0.01
Fair value adjustment to contingent consideration	—	0.03
Accrued executive severance and related costs	0.03	—
Lease expense for discontinuation of office space	—	0.01
Change in fair value of derivative liabilities	(0.01)	(0.01)
Foreign currency exchange (gain) loss on note payable	(0.01)	—
Incentive warrants expense	—	—
Tax effect of applicable non-GAAP adjustments (1)	—	—
Adjustments to GAAP net loss per diluted common share	0.05	0.08
Non-GAAP adjusted net loss per diluted common share	$(0.22)	$(0.09)
Weighted average shares used in calculation of Non-GAAP adjusted net loss per diluted common share	9,313	8,641

 (1) The Company calculated the tax effect of non-GAAP adjustments by applying an applicable estimated jurisdictional tax rate to each specific non-GAAP item after consideration of the Company's valuation allowance.

CARTESIAN, INC.
RECONCILIATION OF NON-GAAP CONSTANT CURRENCY REVENUES
TO GAAP REVENUES
(unaudited)
(in thousands, except growth rates)

	Thirteen Weeks Ended
	March 31, 2018	April 1, 2017	Year-Over-Year
Non-GAAP Constant Currency Revenues Reconciliation (1)
GAAP revenues, as reported	$11,042	$14,266	(22.6)%
Foreign currency exchange impact on fiscal 2018 revenues using fiscal 2017 average rates	(791)
Non-GAAP revenues, at constant currency	$10,251	$14,266	(28.1)%

(1) Non-GAAP revenues on a constant currency basis are calculated by applying the average foreign exchange rates for the thirteen weeks ended April 1, 2017 to foreign-denominated revenues in the comparable current year period. The difference between non-GAAP revenues and revenues calculated in accordance with GAAP is shown as "foreign currency exchange impact" in the table above. Non-GAAP constant currency revenue changes (expressed as a percentage) are calculated by determining the change in non-GAAP constant currency revenues in the interim period of fiscal 2018 compared to GAAP revenues for the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

During the thirteen weeks ended March 31, 2018, net cash provided by operating activities was $1.0 million. Included in net cash provided by operating activities was a net loss of $2.5 million partially offset by $0.2 million of non-cash expenses. In addition, changes in working capital accounted for $3.3 million in cash provided by operations. The working capital changes primarily related to a $1.6 million decrease in accounts receivable related to the timing of collections from customers, a $0.6 million increase in accrued liabilities and a $0.3 million increase in trade accounts payable related to the timing of payments to vendors.

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

Net cash used in investing activities was $2,000 and $0.4 million for the thirteen weeks ended March 31, 2018 and April 1, 2017, respectively. Both fiscal periods included cash used for the purchase of office equipment, software and computer equipment.

Net cash used in financing activities for the thirteen weeks ended March 31, 2018, was $0.6 million and net cash provided by financing activities was $2.4 million for the thirteen weeks ended April 1, 2017. Cash used in and provided by financing activities for the thirteen weeks ended March 31, 2018 and April 1, 2017, respectively, was primarily related to cash transactions under the accounts receivable factoring agreements with third-party financial institutions. For further discussion of the factoring agreement, see below and Note 1, Basis of Reporting, in the Notes to the Condensed Consolidated Financial Statements (Unaudited) included in Item 1, Condensed Consolidated Financial Statements (Unaudited), of this report.

At March 31, 2018, we had $1.5 million in cash and cash equivalents and negative net working capital of $2.2 million. At March 31, 2018, $0.7 million and $0.5 million of our cash and cash equivalents were denominated in British pounds sterling and Euros, respectively, which we would be able to repatriate, if needed, without any negative U.S. income tax consequences. Our current capital resources may not be sufficient to repay the Elutions Note described below in an aggregate original principal amount of $3.3 million, if it were to be called for redemption, and to fund our operations going forward. The Elutions Note matures on March 18, 2019, but may be called for redemption by the holder at any time and is payable 30 days after it is called for redemption. We are not in default under the Elutions Note and do not have any reason to currently expect that the Elutions Note will be called for redemption, given that (i) we are making timely payments of interest on the Elutions Note, (ii) a call by the holder of the Elutions Note for redemption would cause Elutions to no longer have the right to purchase shares of stock pursuant to the Tracking Warrant and (iii) Elutions is a significant stockholder of the Company and a call by the holder of the Elutions Note for redemption may adversely affect the value of Elution's other equity holdings in the Company. Although we do not have any reason to currently expect that the Elutions Note will be called for redemption, any determination by the holder of the Elutions Note is outside of our control.
Pursuant to the Merger Agreement, Parent's designee made a working capital loan to the Company of $1,000,000. The loan bears interest at an annual rate of ten percent (10%) and is secured by a lien on all assets of the Company and its subsidiaries (except certain assets that are pledged by the Company to Elutions Capital Ventures S.a. r.l), subordinate only to certain existing and permitted encumbrances. The loan is due and payable in full on the earlier of (a) the closing of the Merger, (b) the date the Merger Agreement is terminated in accordance with its terms (subject to an extension of the due date in certain circumstances), or (c) September 30, 2018. We have no reason to believe that the Merger will not occur or that the Merger Agreement may be terminated, but if the Merger Agreement is terminated we would not have the ability to repay the loan without the infusion of new debt or equity capital. Under certain circumstances, we would be required to pay a termination fee of $400,000 to CHLLC in the event the Merger Agreement is terminated. See Note 16, Subsequent Events, in the Notes to the Consolidated Financial Statements included in Item 8 “Consolidated Financial Statements” of our 2017 Form 10-K for more information regarding these transactions.
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
We have entered into agreements with third-party financial institutions under which we can selectively elect to transfer to the financial institutions accounts receivables with certain of our largest customers on a non-recourse basis. These agreements give us optionality to convert outstanding accounts receivable to cash at what we believe is a reasonable discount rate. During the first quarters of fiscal years 2018 and 2017, $2.5 million and $3.5 million, respectively, in accounts receivable was transferred pursuant to these agreements.
In addition, on April 22, 2016, we entered into an agreement with RTS Financial Service, Inc. ("RTS") under which we may offer for sale, and RTS may purchase, certain accounts receivable of the Company on an account by account basis with recourse. Our obligations under the agreement with RTS are secured by all present and future accounts receivable and related assets, equipment and inventory of the Company, other than to the extent such assets are pledged pursuant to certain existing agreements of the Company and other than assets of the Company's subsidiaries. The Company subsequently amended the Factoring Agreement to add certain North American subsidiaries of the Company to the Factoring Agreement. This agreement provides us with additional ability to convert outstanding accounts receivable to cash, subject to the willingness of RTS to purchase individual accounts receivable. During the first quarters of fiscal years 2018 and 2017, the Company factored $3.5 million and $0.4 million of accounts receivable under the Factoring Agreement which is included in Secured borrowing on the Condensed Consolidated Balance Sheets. See Note 1, Basis of Reporting, in the Notes to the Condensed Consolidated Financial Statements (Unaudited) included in Item 1 “Condensed Consolidated Financial Statements (Unaudited)”, of this report.
On July 29, 2016, Cartesian Limited, a U.K. subsidiary of Cartesian, Inc., entered into an Invoice Discounting Agreement, a Debenture (security agreement) and certain related agreements with RBS Invoice Finance Limited ("RBS"). In April 2017, the Company entered into agreements with RBS to include Farncombe Engineering Services Ltd. and Farncombe Technology Limited as companies that could assign eligible accounts receivable to RBS. Pursuant to the terms of the Agreement, Cartesian Limited, Farncombe Engineering Services Ltd., and Farncombe Technology Limited may assign to RBS certain eligible accounts receivable. During the first quarter of fiscal 2018, $4.4 million of accounts receivable were factored under the agreements with RBS. As of March 31, 2018, approximately $3.3 million of accounts receivable were available for factoring under the RBS agreement. See Note 1, Basis of Reporting, in the Notes to the Condensed Consolidated Financial Statements (Unaudited) included in Item 1, “Condensed Consolidated Financial Statements (Unaudited)”, of this report.
During 2014 we entered into an Investment Agreement with Elutions, a provider of operational business intelligence solutions. Under the Investment Agreement, among other things, we agreed to issue and sell shares of common stock to Elutions and the parties agreed that a subsidiary of Elutions would loan funds to a subsidiary of Cartesian. On March 18, 2014, Cartesian and Elutions completed the closing of the transactions contemplated under the Investment Agreement and our subsidiary, Cartesian Limited, issued the Elutions Note, a non-convertible promissory note payable to Elutions Capital Ventures S.à r.l, a subsidiary of Elutions, in an aggregate original principal amount of $3.3 million. The Elutions Note bears interest at the rate of 7.825% per year, payable monthly, and matures on March 18, 2019. The Elutions Note may be called by the holder at any time. Under the Investment Agreement, Elutions has a right of first offer to loan funds to us if we intend to incur indebtedness and preemptive rights with respect to certain issuances of our equity securities, subject in each case to certain exceptions. In addition, in the event that we incur or assume certain indebtedness with a lender other than Elutions that is senior to or pari passu with the Elutions Note issued to a subsidiary of Elutions in March 2014, Elutions may require us to purchase the shares of our common stock originally acquired by Elutions at a price based upon then-current market prices. In addition, under the Investment Agreement, we may not, without the prior written consent of Elutions, issue options, warrants or similar rights or convertible securities, other than with respect to certain excluded issuances. See Note 3, Strategic Alliance and Investment by Elutions, Inc., in the Notes to the Condensed Consolidated Financial Statements (Unaudited) included in Item 1, “Condensed Consolidated Financial Statements (Unaudited)” of this report.

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

A review and evaluation was performed by our management, including our Chief Executive Officer and Chief Financial Officer (the “CEO” and “CFO”), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.

Except for the remediation of the material weakness described below, there were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Prior Material Weakness

As previously discussed in Item 9A “Controls and Procedures” of our 2017 Form 10-K, management identified a material weakness in our internal control over financial reporting as of December 30, 2017. A "material weakness" is a deficiency, or combination of deficiencies, in internal controls such that there is a reasonable possibility that a material misstatement in financial statements will not be prevented or detected on a timely basis.

The material weakness identified related to the incomplete adoption of ASU 2014-9, "Revenue from Contracts with Customers", which is effective for annual reporting periods beginning after December 15, 2017. For the Company, the standard was effective on December 31, 2017, the beginning of the Company's fiscal year 2018. The Company began a process during fiscal 2017 to implement the new standard and to determine the impact on the adoption date but was not successful in determining the full impact by the adoption date. The Company was not able to complete a timely evaluation of the effects of adopting this standard due to the fact the Company undertook a process in fiscal 2017 to review strategic alternatives to enhance shareholder value. This process was time-consuming and at times disruptive to normal business processes. In the interest of shareholder value, the Company made the decision to divert its limited resources to this process as opposed to engaging or hiring additional resources to complete the evaluation of the effects of adopting the new accounting standard. The Company has completed its strategic review process in the first quarter of fiscal 2018 and completed the adoption and implementation of the new standard. Based on its assessment, management concluded that the material weakness has been remediated as of March 31, 2018.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We have not been subject to any material new litigation since the filing on March 30, 2018 of our 2017 Form 10-K.

ITEM 1A.  RISK FACTORS

For a discussion of risk factors relating to the Company and its common stock, please see Item 1A, “Risk Factors” in the 2017 Form 10-K.

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

Exhibit 2.1
Agreement and Plan of Merger dated March 21, 2018 by and among Cartesian, Inc., Cartesian Holdings, LLC, and Cartesian Holdings, Inc., filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2018 (File No. 001-34006), is incorporated herein by reference.

Exhibit 10.1
Term Loan Note for Working Capital dated March 21, 2018 between Cartesian, Inc. and Auto Cash Financing, Inc. , filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2018 (File No. 001-34006), is incorporated herein by reference.

Exhibit 10.2
Security Agreement dated March 21, 2018 by and among Cartesian, Inc. and its subsidiaries included therein and Auto Cash Financing, Inc., filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2018 (File No. 001-34006), is incorporated herein by reference.

Exhibit 10.3
Debenture Agreement dated March 27, 2018 and effective as of March 21, 2018 by and among Cartesian, Inc. and its subsidiaries included therein and Auto Cash Financing, Inc., , filed as Exhibit 10.39 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2018 (File No. 001-34006), is incorporated herein by reference.

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

Cartesian, Inc.
(Registrant)

Date: May 21, 2018	By	/s/ JAMES SERAFIN
(Signature)
James Serafin
Chief Executive Officer (Principal executive officer)

Date: May 21, 2018	By	/s/ DERMOD RANAGHAN
(Signature)
Dermod Ranaghan
Chief Financial Officer (Principal financial officer)